Form 10-Q
period 1995-03-31
SCOTTS LIQUID GOLD INC
filed 1995-05-02
CIK 88000

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTERLY PERIOD ENDED
                              MARCH 31, 1995

                        Commission File No. 0-5128


                         SCOTT'S LIQUID GOLD-INC.
                            4880 Havana Street
                             Denver, CO  80239
                           Phone:  303-373-4860


                       State of Incorporation: Colorado
                I.R.S. Employer Identification No. 84-0920811


     Indicate by checkmark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

                    YES [X]                NO [ ]

     The Registrant had 9,889,996 common shares, $0.10 par value, its only class of common stock, issued and outstanding on April 14, 1995.


                    PART I.   FINANCIAL INFORMATION

   Item 1.     Financial Statements

                   Scott's Liquid Gold-Inc. & Subsidiaries
                Consolidated Statements of Income (Unaudited)
                                                 Three Months Ended
                                                      March 31,

                                                    1995        1994
                                             -----------------------
Revenues:
    Net sales                                $14,448,300 $13,074,400
    Other income                                 175,500      16,100
                                              ----------------------
                                              14,623,800  13,090,500
Costs and Expenses:
    Cost of sales                              4,048,600   3,615,000
    Advertising                                6,563,800   4,604,800
    Selling                                    2,264,600   2,047,900
    General and administrative                 1,522,600   1,393,700
    Interest                                     175,300      83,000
                                              ----------------------
                                              14,574,900  11,744,400
                                              ----------------------
Income from operations                            48,900   1,346,100
Provision for income taxes                        18,800     532,000
                                              ----------------------
NET INCOME                                $       30,100 $   814,100
                                              ======================

Net income per common share (Note 2)      $            - $       .08
                                              ======================

              Consolidated Statements of Cash Flows (Unaudited)


                                                             Three Months
                                                                 Ended
                                                              March 31,

Increase (Decrease) in Cash and Cash Equivalents           1995        1994
                                                      -----------------------
Cash flows from operating activities:
  Net income                                          $   30,100    $ 814,100
                                                      -----------------------
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                        214,200      196,300
  Provision for doubtful accounts receivable              71,400       41,500
  Compensation expense of employee stock plans           143,800      100,000
  Change in assets and liabilities:
    Receivables                                         (427,600)  (1,718,100)
    Inventories                                         (211,300)    (174,200)
    Prepaid expenses                                    (117,800)     (62,600)
    Other assets                                        (170,900)           -
    Accounts payable and accrued expenses              2,093,900    1,902,800
                                                      ------------------------
    Total adjustments to net income                    1,595,700      285,700
                                                      ------------------------
  Net Cash Provided by Operating Activities            1,625,800    1,099,800
                                                      ------------------------
Cash flows from investing activities:
  Additions to property, plant and equipment          (3,823,800)    (227,900)
                                                      ------------------------
    Net Cash Used by Investing Activities             (3,823,800)    (227,900)
                                                      ------------------------
Cash flows from financing activities:
  Proceeds from exercise of stock options                 61,300      148,000
  Proceeds from short-term borrowings                    154,700      103,300
  Principal payments on short-term borrowings            (42,200)     (34,500)
  Principal payments on long-term borrowings              (8,600)    (269,700)
  Decrease in restricted cash                          3,045,900            -
  Dividends paid                                               -     (954,600)
                                                      ------------------------
    Net Cash Provided (Used) by Financing Activities   3,211,100   (1,007,500)
                                                      ------------------------
    Net Increase (Decrease) in Cash and
       Cash Equivalents                                1,013,100     (135,600)
    Cash and Cash Equivalents, beginning of period     3,754,900    2,828,800
                                                      ------------------------
     Cash and Cash Equivalents, end of period       $  4,768,000 $  2,693,200
                                                      ========================

Supplemental disclosures:
  Cash paid during the period for:
   Interest (net of $134,500 capitalized
      in 1995)                                      $     81,400 $     84,400
   Income taxes                                     $    540,000 $     595,500
  Noncash investing and financing activities:
   Dividends accrued                                $    989,000 $           -
   Construction commitments                         $  2,700,000 $           -

See Accompanying Notes to Consolidated Financial Statements



                   Scott's Liquid Gold-Inc. & Subsidiaries
                          Consolidated Balance Sheet
               March 31, 1995 (Unaudited) and December 31, 1994
ASSETS

                                           1995              1994
                                     ----------------------------
Current Assets:
    Cash                             $4,768,000        $3,754,900
    Trade receivables (Note 3):       5,102,800         4,746,600
    Inventories:
        Finished goods                2,971,500         2,714,000
        Raw materials                 2,033,300         2,079,500
    Prepaid expenses                    771,800           654,000
    Deferred tax assets                 367,800           367,800
                                     ----------------------------
          Total current assets       16,015,200        14,316,800
Property, plant and equipment
    at cost                          22,363,900        18,540,100
        Less accumulated
            depreciation              7,871,600         7,678,800
                                     ----------------------------
                                     14,492,300        10,861,300
Restricted cash                       3,116,800         6,162,700
Other assets                          3,639,400           789,900
                                     ----------------------------
                                    $37,263,700       $32,130,700
                                     ============================


LIABILITIES & SHAREHOLDERS' EQUITY

                                            1995             1994
                                     ----------------------------
Current liabilities:
    Notes payable                    $   112,500      $         -
    Accounts payable                   5,204,300        2,008,600
    Accrued expenses                   5,358,800        2,771,600
    Current maturities of
         long-term debt                1,035,700        1,035,700
                                     ----------------------------
    Total current liabilities         11,711,300        5,815,900
Long-term debt                        11,458,000       11,466,600
Deferred income taxes                    512,000          512,000
                                     ============================
                                      23,681,300       17,794,500

Shareholders' equity (Note 2):
    Common stock                         989,000          976,400
    Capital in excess of par           4,499,800        4,307,300
    Retained Earnings                  8,093,600        9,052,500
                                     ----------------------------
    Shareholders' equity              13,582,400       14,336,200
                                     ----------------------------
                                     $37,263,700      $32,130,700
                                     ============================

See Accompanying Notes to Consolidated Financial Statement


                  Notes to Consolidated Financial Statements
                                 (Unaudited)


                                     NOTE 1
  In the opinion of management, the financial information in this report reflects all adjustments necessary for a fair presentation of the results for the interim periods.

                                     NOTE 2
  Per share data for 1995 and 1994 were determined by using the weighted average number of common and common equivalent shares outstanding, using the treasury stock method.

  Average shares outstanding used in the above computations were 10,280,900 for 1995 and 10,164,200 for 1994.

   At March 31, 1995 there were 20,000,000 shares of the Company's $.10 par value common stock authorized.

                                     NOTE 3
  Allowances for doubtful accounts at March 31, 1995 and December 31, 1994 were $403,900 and $345,900 respectively.




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                   GENERAL

 The Company manufactures and markets household chemical products, skin care products and cigarette filters. In early 1992, the Company entered into the cosmetics business, introducing a new line of skin care products, `Alpha Hydrox', which is sold throughout the United States.

 Sales of the cosmetics line were $5.9 million in 1992, $15.8 million in 1993, and $30.6 million in 1994. As a result, the Company experienced record revenues and profits in both 1993 and 1994. In late 1994, the Company introduced a line of men's after shave lotion, and, in early 1995, began to market a line of body wash products. Heavy advertising during the most recent three months, as is explained below, was responsible for break-even operating results during the first quarter of 1995.

                            RESULTS OF OPERATIONS

               Summary of Results as a Percentage of Net Sales
                                           (Audited)             (Unaudited)
                                                                3 Months Ended
                                           Year Ended              March 31,
                                       December 31, 1994      1995       1994
Net Sales
  Scott's Liquid Gold household products     40.7%            38.3%    42.6%
  Neoteric Cosmetics                         57.3%            61.7%    55.0%
  Aquafilters                                 2.0%             2.0%     2.4%
                                           ----------------------------------
Total net sales                             100.0%           100.0%   100.0%
Cost of sales                                25.8%            28.0%    27.7%
                                           ----------------------------------
Gross profit                                 74.4%            72.0%    72.3%
Other revenue                                 0.4%             1.2%     0.1%
                                           ----------------------------------
                                             74.8%            73.2%    72.4%
                                           ----------------------------------
Operating expenses                           55.5%            71.7%    61.5%
Interest                                      1.2%             1.2%     0.6%
                                           ----------------------------------
                                             56.7%            72.9%    62.1%
                                           ----------------------------------
Income before income taxes                   18.1%             0.3%    10.3%
                                          ==================================

                      THREE MONTHS ENDED MARCH 31, 1995
                COMPARED TO THREE MONTHS ENDED MARCH 31, 1994

 Consolidated net sales for the first quarter of 1995 were $14,448,300 as compared to $13,074,400 for the first three months of 1994, an increase of $1,373,900 or about 10.5%. Included in the aggregate sales increase is $178,000 attributable to higher average selling prices, prices of household chemical products being up by $224,700 (all of which related to Scott's Liquid Gold wood care products), offset by a decrease in average selling prices of cosmetics products which were down by $46,700, essentially due to product mix.

 During the first quarter of 1995, net sales of cosmetics products accounted for 61.7% of consolidated net sales compared to 55.0% for the first quarter of 1994. Net sales of these products for those periods were $8,915,800 in 1995 compared to $7,196,800 in 1994, an increase of $1,719,000 or 23.9%. The
Company attributes such increase to several factors: effective and extensive advertising of the Company's cosmetics line, competitive pricing, the addition of twelve new products subsequent to the end of the first quarter of 1994, and the efficacy of the Company's products. During 1994, the number of competitive skin care products containing alpha hydroxy acids increased significantly and, to a lesser extent, has done so in 1995 and may continue to do so in the future. In the Company's 1994 Annual Report, management stated that `...it may be unduly optimistic to expect 1995 sales of the Company's skin care products to increase at the rate experienced in 1994'. That was certainly the case in the first quarter of this year.

 Sales of household chemical products for the first quarter of 1995 accounted for 36.3% of consolidated net sales compared to 42.6% for the same quarter of 1994. These products are comprised of `Scott's Liquid Gold for Wood,'' a wood cleaner which preserves as it cleans, and `Touch of Scent'', a room air freshener. During the three months ended March 31, 1995, sales of household chemical products were $5,251,200, compared to $5,566,700 for the first three months of 1994, a decrease of $315,500 or 5.7%. Sales of `Scott's Liquid Gold''for wood were up by $51,800, an increase of 2.0%, but sales of ``Touch of Scent''were down by $367,300 or 12.2%.

 Net sales of ``Aquafilters'', a disposable cigarette filter, represented
2.0% of consolidated net sales during the first quarter of 1995 compared to 2.4% for the comparable quarter of 1994. Such sales were lower in 1995 than in 1994 by $29,600, a decrease of 9.5%. Over the last several years, sales of `Aquafilters'' have declined. For this reason, the Company is actively attempting to sell Aquafilter's land and building. The Company expends no moneys in advertising this product.

 Cost of goods sold on a consolidated basis were $4,048,600 during the first quarter of 1995 compared to $3,615,000 for the same quarter of 1994, an increase of 12.0%. For the most part, this increase is the result of the Company's increase in sales volume. As a percentage of consolidated net sales, cost of goods sold was essentially the same in 1995 as it was in 1994. An addition of plant facilities and equipment, as is described below under `Liquidity and Capital Resources'' will increase depreciation expense from the time of completion by approximately $125,000 per year, which is expected to have little effect on gross margins.

 Advertising expenses for the first three months of 1995 were $6,563,800 compared to $4,604,800 for the comparable three months of 1994, an increase of $1,959,000 or 42.5%. Such increase was due, in large measure, to an increase in advertising rates during the first quarter of this year. Of this increase, $2,716,400 pertained to cosmetics products, offset by a decrease of $757,400 which pertained to household chemical products. During the remaining three quarters of 1995, the Company intends to spend significant amounts for advertising of its products, particularly for its cosmetics products, but at a reduced rate. The Company believes that it must continue to advertise aggressively for the following reasons: (i) it assesses its penetration of the skin care market, thus far, to have been modest and believes that future growth is, therefore, possible; (ii) without advertising to educate the consuming public as to the merits of `Alpha Hydrox'', future growth, although not assured by advertising, will be severely restricted; (iii) a direct correlation exists between dollars expended on advertising and sales dollars; and (iv) competitive products continue to enter the marketplace and, accordingly, the `Alpha Hydrox'' name needs be kept in front of current consumers. Additionally, the Company believes that advertising is essential to maintain or increase sales levels of the Company's household chemical products. Irrespective of the foregoing, the Company recognizes that sustaining its advertising program is highly dependent upon sales of its skin care products.

 Selling expenses for the first quarter of 1995 were $2,264,600 compared to $2,047,900 for the comparable quarter of 1994, an increase of $216,700 or 10.6%. Of that increase, $113,500 was attributable to an increase in shipping expenses and sales commissions (which vary with sales volume), $92,500 related to increased salaries, fringe benefits and travel expenses of field personnel, $83,900 pertained to increased costs of promotional goods and $42,700 pertained to increases in a variety of other selling expenses, none of which, by itself, was material; all offset by decreased couponing and slotting expenses of $115,900.

 Administrative expenses for the first three months of 1995 were $1,522,600 compared to $1,393,700 for the same months of 1994, an increase of $128,900 or 9.3%. Of that increase, $221,900 pertained to an increase in salaries, wages and fringe benefits, $57,600 pertained to an increase in expenses pertaining to shareholder relations, $179,000 pertained to a decrease in the Company's accrual of profit sharing and bonuses which is based upon pre-tax profits, and $28,400 pertained to increases in a variety of other expenses, none of which, by itself, was material. It is noted that, while legal expenses did not increase during the first quarter of 1995, such expenses may be expected to increase during the balance of 1995 and perhaps thereafter as a result of a lawsuit (described below) which was filed against the Company in September of 1994. The construction of the Company's expanded office facilities as described below is anticipated to increase depreciation expense related to administrative functions by $75,000 per quarter for the first 15 years after completion of the project, commencing in June of 1995.

 Interest expense for the first quarter of 1995 was greater than that of the comparable quarter of 1994 by $92,300, an increase of 111.2%, which was due to higher borrowings and interest rates. Interest expense will continue to increase during 1995 and thereafter due to the issuance by the Company in July of 1994 of 10% First Mortgage Bonds, the proceeds of which are being used to finance the Company's physical expansion as is described below under Liquidity and Capital Resources. During the construction phase of this expansion, a portion of the amount of interest to be paid is being capitalized ($134,500 in
the first quarter of 1995).   Partially offsetting the 1995 increase in
interest expense over 1994 was $173,400 of interest earned, an increase over 1993 of $159,300, the major portion of which resulted from investing the proceeds of the bond issue in short-term Treasury Bills and similar paper.

 During the first quarter of 1995, expenditures for research and development were not material (under 1% of revenues).

                       LIQUIDITY AND CAPITAL RESOURCES

 On July 29, 1994, the Company consummated a $12 million bond issuance to finance the expansion of the Company's Denver facilities. This expansion, necessitated by the growth of the Company's wholly-owned subsidiary, Neoteric Cosmetics, Inc., manufacturer of `Alpha Hydrox'' skin care products, includes construction of a 77,000 square foot office building, replacing a smaller, existing office structure; and an additional 52,000 square feet of manufacturing and warehouse space at an aggregate cost of approximately $12.9 million, including the cost of fixtures and equipment. Construction of the project began in August of 1994.

 At March 31, 1995, there remained approximately $2.7 million to be paid from Company funds to complete the aforementioned construction project, including the cost of machinery, equipment, furniture, fixtures, and a portion of
construction costs.   Because, for the most part, the Company has
contractually obligated itself for the payment of such amount, the Company has recorded $2.7 million as an accrued expense (a current liability), and $2.7 million which appears as a non-current asset in its balance sheet under Other Assets.

 Interest on the $12 million bond issue is payable semi-annually beginning on January 1, 1995 at the rate of 10% per annum. (The January 1995 interest payment was made in a timely manner. There is no reason to believe that the interest payment due on July 1, 1995 will not be made as is required by the Bond Indenture.) A sinking fund payment of $1 million is required annually, with a first payment in 1995. Currently, the Company is voluntarily paying $183,333 each month to the Trustee to cover future interest and sinking fund payments. The Trustee, at the Company's request, holds such moneys in accounts to which the Company has no access. At March 31, 1995, the Trustee was holding $202,000 towards the interest payment of $600,000 due in July and $503,500 against the $1 million sinking fund payment due by the end of 1995.

 Among other covenants, the Bond Indenture requires that the Company maintain a current ratio of at least 1.0:1 while the bonds are outstanding, and further requires that the Company maintain a ratio of consolidated funded debt to consolidated net worth of not more than 1.5:1. Both of the foregoing requirements were met at March 31, 1995. The Bond Indenture also prohibits the declaration or payment by the Company of a dividend or distribution on its equity securities, purchase or other acquisition of any of its equity securities, or the incurrence of additional funded debt if, after giving effect to the action, the ratio of consolidated funded debt to consolidated net worth would exceed 1.30 to 1 during 1995 or 1.25 to 1 on January 1, 1996 and thereafter. (For purposes of these calculations, the amount of consolidated funded debt is reduced by amounts required to be paid within one year into the bond sinking fund.)

 During the first quarter of 1995, the Company's working capital decreased by $4,197,000, and concomitantly, its current ratio (current assets divided by current liabilities) decreased from 2.46:1 at December 31, 1994 to 1.37:1 at March 31, 1995. This decrease in working capital is attributable to net income of $30,100, contributions to the Company's ESOP and exercise of incentive stock options of $205,100, and a decrease in restricted cash of $3,045,900; all offset by an increase in other assets of $2,849,500 (including the accrual of $2.7 million for contractual obligations incurred for the construction project), capital expenditures in excess of depreciation of $3,631,000, the declaration in March of 1995 of a dividend of $989,000, and a decrease in long-term debt of $8,600. At March 31, 1995, the ratio of consolidated funded debt to consolidated net worth was .84:1.

 Restricted cash at March 31, 1995 was $3,045,900 less than at December 31, 1994 due to progress payments made by the Trustee of the Company's Bond Indenture to the general contractor for the construction project. Other assets were $2,849,500 greater than those at December 31, 1994 primarily for reasons explained above. Likewise, the increase of $2,587,200 in accrued expenses at March 31, 1995 compared to December 31, 1994, was primarily the result of the $2.7 million accrual described above. Accounts payable were up at March 31, 1995 over December 31, 1994 due to an increase in advertising payables.

 On March 7, 1995, the Company's Board of Directors declared and accrued a cash dividend of $0.10 a share to shareholders of record on March 24, 1995. This dividend, which amounted to approximately $989,000, was paid on April 7, 1995.

                                    OTHER

 Certain regulations adopted by the California Air Resources Board (``CARB'') limit the amount of volatile organic compounds (`VOCs'') that can be contained in single phase air fresheners, including `Touch of Scent'', and in non-aerosol forms of furniture maintenance products. As reported previously, the Company has made excellent progress in reformulating `Touch of Scent'' without changing the product's characteristics. The cost to produce the reformulated product is expected to be higher than that of the `Touch of Scent''product currently produced, but such increased cost has not as yet been quantified. The CARB regulations which affect `Touch of Scent'' are not effective until January 1, 1996. The regulations which affect `Scott's Liquid Gold''for wood became effective on January 1, 1994. These regulations do not affect the sale of `Scott's Liquid Gold'' in aerosol form.

 In March 1995, in accordance with the Clean Air Act, the Environmental Protection Agency (`EPA'') published a list of consumer and commercial products identified for possible regulation and a schedule for promulgating those regulations. The listed products were determined by the EPA to account for at least 80% of the total volatile organic compound emissions from consumer and commercial products, which contribute to ground-level ozone. The EPA noted that industry representatives referred the EPA to emission requirements of California for a group of consumer products. Consumer products within 24 categories, including air fresheners and furniture maintenance products, are scheduled for regulation by the EPA in 1997.

 As described in the Company's 1994 Annual Report, on September 8, 1994, the United States Justice Department, on behalf of the United States Army, filed an environmental lawsuit against the Company, alleging that the Company is a contributor to contamination in a groundwater aquifer underlying a portion of the Rocky Mountain Arsenal (a Superfund Site contaminated by the United States Army and a major chemical company over many years) and, therefore, that the Company should contribute to the existing and future costs incurred by the Army in connection with the remediation of that groundwater. The Company is waiting for the results of certain Army-conducted groundwater testing in the area before proceeding with further discovery. The Company strongly believes that the lawsuit is unjustified and is mounting a vigorous defense.

Since 1988, when the Company itself discovered small amounts of certain chemicals in its soil and groundwater, it has worked closely with the Colorado Department of Health (CDH), which kept the United States Environmental Protection Agency (`EPA'') informed, to implement a remedial action plan, including the removal of all underground tanks, the construction, above ground, of a new, self-contained tank farm, and the treatment of groundwater at the Company's site. In April of 1995, the CDH informed the Company that the CDH considered the Company's remedial action with respect to the Company's site to be complete and that no further monitoring of groundwater at such site is required.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          Please see "Other" under "Management's Discussion and Analysis of Financial Condition and Results of Operations in Registrant's First Quarter Report for the Three Months Ended March 31, 1995," which information describes developments in certain legal proceedings.

Item 2.   Not Applicable

Item 3.   Not Applicable

Item 4.   Not Applicable

Item 5.   Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None.

          (b)  Reports on Form 8-K

               No reports were filed by the Company on Form 8-K for the first quarter of 1995.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              SCOTT'S LIQUID GOLD-INC.
                                              Registrant


May 2, 1995                                  /s/ Mark E. Goldstein
Date                                         Mark. E. Goldstein
                                             President


May 2, 1995                                  /s/ Barry Shepard
Date                                         Barry Shepard
                                             Treasurer