Form 10-Q
period 1995-06-30
SCOTTS LIQUID GOLD INC
filed 1995-08-03
CIK 88000

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


                    QUARTERLY REPORT UNDER SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED
                                 JUNE 30, 1995

                           Commission File No. 0-5128


                            SCOTT'S LIQUID GOLD-INC.
                               4880 Havana Street
                               Denver, CO  80239
                              Phone:  303-373-4860

                        State of Incorporation  Colorado
                  I.R.S. Employer Identification No.84-0920811

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

                          YES [ X ]       NO   [    ]

     The Registrant had 10,012,858 common shares, $0.10 par value, its only class of common stock, issued and outstanding on July 28, 1995.

PART I.   FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS

Scott's Liquid Gold-Inc. & Subsidiaries
Consolidated Statements of Income (Unaudited)

                                           Three Months Ended             Six Months Ended
                                                 June 30,                      June 30,
                                           1995              1994         1995              1994
Revenues:

   Net sales                            $14,615,600    $15,512,900    $29,063,900     $28,587,300
    Other income                            122,800         12,800        298,300          28,900
- -------------------------------------------------------------------------------------------------

                                         14,738,400     15,525,700     29,362,200      28,616,200
Costs and Expenses:
    Cost of sales                          4,213,200     3,862,300      8,261,800       7,477,300
    Advertising                            6,498,700     4,092,900     13,062,500       8,697,700
    Selling                                1,920,200     2,302,300      4,184,800       4,350,200
    General and administrative             1,417,100     1,794,500      2,939,700       3,188,200
    Interest                                  99,700        83,100        275,000         166,100
- -------------------------------------------------------------------------------------------------

                                          14,148,900    12,135,100     28,723,800      23,879,500
- -------------------------------------------------------------------------------------------------


Income from operations                       589,500     3,390,600        638,400       4,736,700
Provision for income taxes                   227,200     1,365,000        246,000       1,897,000
- -------------------------------------------------------------------------------------------------

Net income                             $     362,300  $  2,025,600    $   392,400    $  2,839,700
=================================================================================================

Net income per common share (Note 2)   $         .04  $        .20    $       .04    $        .28
=================================================================================================

Weighted number of common
shares outstanding                        10,276,400    10,276,500     10,282,700      10,220,300

Consolidated Statements of Cash Flows (Unaudited)


                                                                              Six Months Ended
                                                                                    June 30,
Increase (Decrease) in Cash and Cash Equivalents                              1995             1994
                                                                              ----             ----

    Cash flows from operating activities:
    Net income                                                      $      392,400     $  2,839,700
- ---------------------------------------------------------------------------------------------------

    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization                                      428,300          389,400
        Provision for doubtful accounts receivable                         129,000           87,300
        Compensation expense of employee stock plans                       255,700          208,800
        Change in assets and liabilities:
            Receivables                                                 (1,458,900)      (3,309,400)
            Inventories                                                    343,900           11,500
            Prepaid expenses                                                (8,100)         (60,200)
            Other assets                                                 4,572,200                 -
            Accounts payable and accrued expenses                        2,566,400        2,261,700
- ---------------------------------------------------------------------------------------------------

            Total adjustments to net income                              6,828,500         (410,900)
- ----------------------------------------------------------------------------------------------------

    Net Cash Provided by Operating Activities                            7,220,900        2,428,800
- ---------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Purchase of property, plant and equipment                           (6,613,800)        (423,200)
- ---------------------------------------------------------------------------------------------------

            Net Cash Used by Investing Activities                       (6,613,800)        (423,200)
- ----------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Proceeds from  exercise of stock options                               172,300          249,200
    Proceeds from short-term borrowings                                    154,700          103,300
    Principal payments on short-term borrowings                            (84,400)         (68,800)
    Proceeds from long-term borrowings                                             -         10,000
    Principal payments on long-term borrowings                             (17,400)         (539,800)
    Dividends paid                                                        (989,000)        (954,600)
- ----------------------------------------------------------------------------------------------------

            Net Cash Used by Financing Activities                         (763,800)      (1,200,700)
- ----------------------------------------------------------------------------------------------------

    Net Increase (Decrease) in Cash and Cash Equivalents                  (156,700)         804,900
            Cash and Cash Equivalents, beginning of period               3,754,900        2,828,800
- ---------------------------------------------------------------------------------------------------

            Cash and Cash Equivalents, end of period                     3,598,200     $  3,633,700
===================================================================================================

Supplemental disclosures:
    Cash paid during the period for:
        Interest (net of $351,300 capitalized in 1995)               $     240,200     $    167,300
        Income taxes                                                 $     577,500     $  1,761,100
    Noncash investing and financing activities:
        Construction commitments                                     $   2,196,000     $          -

See Notes to Consolidated Financial Statements

Scott's Liquid Gold-Inc. & Subsidiaries
Consolidated Balance Sheet
[CAPTION]

ASSETS
                                                 1995                  1994

Current Assets:
    Cash                                     $  3,598,200         $  3,754,900
    Trade receivables (Note 3):                 6,076,500            4,746,600
    Inventories:
        Finished goods                          2,572,300            2,714,000
        Raw materials                           1,877,300            2,079,500
    Prepaid expenses                              662,100              654,000
    Deferred tax assets                           367,800              367,800
- ------------------------------------------------------------------------------

                Total current assets           15,154,200           14,316,800
- ------------------------------------------------------------------------------

Property, plant and equipment
    at cost                                    25,153,900           18,540,100
        Less accumulated
            depreciation                        8,064,300            7,678,800
- ------------------------------------------------------------------------------

                                               17,089,600           10,861,300

Restricted cash                                 1,244,900            6,162,700
Other assets                                    3,288,700              789,900
- ------------------------------------------------------------------------------

                                              $36,777,400          $32,130,700
==============================================================================


LIABILITIES & SHAREHOLDERS' EQUITY

                                                     1995                1994
                                                     ----               -----

Current liabilities:
    Notes payable                          $       70,300          $         -
    Accounts payable                            5,416,600            2,008,600
    Accrued expenses                            4,126,000            2,771,600
    Current maturities of
         long-term debt                         1,035,700           1,035,700
                Total current liabilities      10,648,600           5,815,900
Long-term debt                                 11,449,200          11,466,600
Deferred income taxes                             512,000             512,000
                                               22,609,800          17,794,500
Shareholders' equity (Note 2):
    Common stock                                1,001,300             976,400
    Capital in excess of par                    4,710,400           4,307,300
    Retained Earnings                           8,455,900           9,052,500
                 Shareholders' equity          14,167,600          14,336,200
                                              $36,777,400         $32,130,700
See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1
   In the opinion of management, the financial information in this report reflects all adjustments necessary for a fair presentation of the results for the interim periods.

NOTE  2
   Per share data for the three and six months ended June 30, 1995 and 1994 were determined by using the weighted average number of common and common equivalent shares outstanding, using the treasury stock method.

   Average shares outstanding used in the above computations were 10,276,400 and 10,282,700 respectively for the three and six months ended June 30, 1995, and 10,276,500 and 10,220,300 respectively for the three and six months ended June 30, 1994.

   At June 30, 1995 there were 20,000,000 shares of the Company's $.10 par value common stock authorized.

NOTE 3
   Allowance for doubtful accounts at June 30, 1995 and December 31, 1994 were $464,700 and $345,900 respectively.

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

     The Company manufactures and markets household chemical products, skin care products and cigarette filters. In early 1992, the Company entered into the cosmetics business, introducing a new line of skin care products, `Alpha Hydrox', which is sold throughout the United States and which is currently being introduced in Canada. Sales of the cosmetics line were $5.9 million in 1992, $15.8 million in 1993, $ 30.6 million in 1994, and $18.3 million for the first six months of 1995. As a result, the Company experienced record revenues and profits in both 1993 and 1994. In November of 1994, the Company introduced a line of men's after shave lotion, and, in early 1995, began to market a line of body wash products. Heavy advertising during the most recent six months, as is explained below, was responsible for reduced earnings during the first half of 1995 compared to the same period of the previous year.

RESULTS OF OPERATIONS

SUMMARY OF RESULTS AS A PERCENTAGE OF NET SALES
                                                      (AUDITED)
                                                      YEAR ENDED        SIX MONTHS ENDED
                                                      DECEMBER 31,           JUNE 30,
                                                          1994        1995            1994

Net sales
  Scott's Liquid Gold household products                  40.7%      35.2%          40.2%
  Neoteric Cosmetics                                      57.3%      62.9%          57.7%
  Aquafilters                                              2.0%       1.9%           2.1%
                                                           ------------------------------

Total net sales                                          100.0%     100.0%         100.0%
Cost of sales                                             25.6%      28.4%          26.2%
                                                          -------------------------------

Gross profit                                              74.4%      71.6%          73.8%
Other revenue                                              0.4%       1.0%           0.1%
                                                           ------------------------------

                                                          74.8%      72.6%          73.9%
                                                          -------------------------------

Operating expenses                                        55.5%      69.5%          56.8%
Interest                                                   1.2%       0.9%           0.5%
                                                           ------------------------------

                                                          56.7%      70.4%          57.3%
                                                          -------------------------------

Income before income taxes                                18.1%       2.2%          16.6%
                                                          ===============================

- --------


                         SIX MONTHS ENDED JUNE 30, 1995
                   COMPARED TO SIX MONTHS ENDED JUNE 30, 1994

     Consolidated net sales for the first half of 1995 were $29,063,900 compared to $28,587,300 for the first six months of 1994, an increase of $476,600 or about 1.7%. Included in the aggregate sales increase is $166,000 attributable to higher average selling prices, prices of household chemical products being up by $260,000 (all of which related to Scott's Liquid Gold wood care products), offset by a decrease in average selling prices of cosmetics products which were down by $94,000.

     During the first half of 1995, net sales of cosmetics products accounted for 62.9% of consolidated net sales compared to 57.7% for the first half of 1994. Net sales of these products for those periods were $18,285,400 in 1995 compared to $16,509,000 in 1994, an increase of $1,776,400 or 10.8%. The
Company attributes such increase to several factors: maintaining effective and extensive advertising of the Company's cosmetics line, competitive pricing, the addition of several new products subsequent to the end of the first half of 1994 , and the efficacy of the Company's products. During 1994 and the first six months of 1995, the number of competitive skin care products containing alpha hydroxy acids, including private label products, increased significantly and may continue to do so in the future. In the Company's 1994 Annual Report, management stated that `... it may be unduly optimistic to expect 1995 sales of the Company's skin care products to increase at the rate experienced in 1994.'' That was certainly the case during the first half of this year. With respect to private label, `Alpha Hydrox'' look-alike products, the Company filed suit in July of 1995 against a major contract packager and its parent company which produce such products for trade dress infringement, unfair competition and other similar matters.

     Sales of household chemical products for the first six months of 1995 accounted for 35.2% of consolidated net sales compared to 40.2% for the same period of 1994. These products are comprised of `Scott's Liquid Gold,'' a wood cleaner which preserves as it cleans, and `Touch of Scent'', a room air freshener. During the six months ended June 30, 1995, sales of household chemical products were $10,239,900 compared to $11,485,600 for the first six months of 1994, a decrease of $1,245,700 or 10.9%. Sales of `Scott s Liquid Gold''for the first six months of 1995 compared to the same period of last year were down by $147,800, a decrease of 2.6%, and sales of `Touch of Scent'' were down by $1,097,900 or 18.7%. Advertising expenditures for household chemical products during the first half of 1995 were 50% of those of the first half of 1994.

     Net sales of `Aquafilters'', a disposable cigarette filter, represented 1.9% of consolidated net sales during the first half of 1995 compared to 2.1% for the comparable six months of 1994. Such sales were lower in 1995 than in 1994 by $54,100, a decrease of 9.1%. Over the last several years, sales of `Aquafilters'' have declined. For this reason, the Company is actively attempting to sell Aquafilter's land and building. The Company expends no moneys in advertising this product.

     Cost of goods sold on a consolidated basis were $8,261,800 during the first half of 1995 compared to $7,477,300 for the same period of 1994, an increase of 10.5%. For the most part, this increase is the result of unfavorable manufacturing variances, primarily in the areas of labor and overhead, and
primarily in the second quarter of 1995 compared to 1994.   Such variances are
the result of production levels which were lower than those anticipated by the Company for the period. As a percentage of consolidated net sales, cost of goods sold was 28.4% for the first half of 1995 compared to 26.2% for the comparable period of 1994. An addition of plant facilities and equipment, as is described below under `Liquidity and Capital Resources'' will increase depreciation expense from the time of completion by approximately $125,000 per year, which is expected to have little effect on gross margins.

     Advertising expenses for the first six months of 1995 were $13,062,500 compared to $8,697,700 for the comparable six months of 1994, an increase of $4,364,800 or 50.2%. (But for this increase, earnings per share for the first six months of 1995 would have approximated those of the first half of 1994.) Such increase was due, in large measure, to an increase in advertising rates during the first half of this year. Of this increase, $6,386,700 pertained to cosmetics products, offset by a decrease of $2,021,900 which pertained to household chemical products. During the remainder of 1995, the Company intends to spend significantly less for product advertising than was spent during the first half of 1995. The Company believes that it must continue to advertise during the balance of 1995 for the following reasons: (i) without advertising to educate the consuming public as to the merits of `Alpha Hydrox'', future growth, although not assured by advertising, will be severely restricted; (ii) with respect to the Company's product lines, a correlation usually exists between dollars expended on advertising and sales dollars; and (iii) competitive products continue to enter the marketplace and, accordingly, the `Alpha Hydrox'' name needs to be kept in front of current consumers. Additionally, the Company believes that advertising is essential to maintain or increase sales levels of the Company's household chemical products.
Irrespective of the foregoing, the Company recognizes the need to rein in advertising expenditures during the next six months. It does not know to what extent a lower advertising level will affect sales of the Company's products during the second half of this year, and, therefore, the Company is relying substantially upon its current customer base and, to a lesser extent, upon new product introductions to produce significantly higher profits than those of the first half of 1995.

     Selling expenses for the first six months of 1995 were $4,184,800 compared to $4,350,200 for the comparable period of 1994, a decrease of $165,400 or 3.8%. Administrative expenses for the same comparable periods were $2,939,700 and $3,188,200, respectively, a decrease of $248,500 or 7.8%. Of that decrease, $376,300 is attributable to a decrease in salaries, profit sharing and bonuses, and fringe benefits, offset by an increase in expenses of $75,800 for shareholder relations and net increases in various other expenses, none of which, by itself, was significant, of $52,000. It is noted that, while legal expenses did not increase during the first six months of 1995, such expenses may be expected to increase during the balance of the year and, perhaps, thereafter as a result of a lawsuit (described below) which was filed against the Company in September of 1994.

     Interest expense for the first half of 1995 was greater than that of the comparable half of 1994 by $108,900, an increase of 65.6%, which was due to higher borrowings and interest rates. Interest expense will continue to increase during 1995 and thereafter due to the issuance by the Company in July of 1994 of 10% First Mortgage Bonds, the proceeds of which are being used to finance the Company's physical expansion as is described below under Liquidity and Capital Resources. During the construction phase of this expansion, a portion of the amount of interest to be paid is being capitalized ($351,300 in
the first six months of 1995).   Partially offsetting the increase in interest
expense of 1995 over 1994 was $294,200 of interest earned, an increase over 1994 of $269,300, the major portion of which resulted from investing the proceeds of the bond issue in short-term Treasury Bills and similar paper.

     During the first half of 1995, expenditures for research and development were not material (under 1% of revenues).

                        THREE MONTHS ENDED JUNE 30, 1995
                  COMPARED TO THREE MONTHS ENDED JUNE 30, 1994

     Consolidated net sales for the second quarter of 1995 were $14,615,600 compared to $15,512,900 for the second quarter of 1994, a decrease of $897,300 or about 5.8%. Included in the aggregate sales decrease is $12,000 attributable to lower average selling prices, prices of household chemical products being up by $35,300 (all of which related to Scott's Liquid Gold wood care products), offset by a decrease in average selling prices of cosmetics products which were down by $47,300.

     During the second quarter of 1995, net sales of cosmetics products accounted for 64.1% of consolidated net sales compared to 60.0% for the second quarter of 1994. Net sales of these products for those periods were $9,369,600 in 1995 compared to $9,312,200 in 1994, an increase of $57,400 (less than 1.0%) and lower than the increase of the first quarter of 1995, probably due, for the most part, to increase competition.

     Sales of household chemical products for the second quarter of 1995 accounted for 34.1% of consolidated net sales compared to 38.2% for the same quarter of 1994. These products are comprised of `Scott's Liquid Gold,'' a wood cleaner which preserves as it cleans, and `Touch of Scent,'' a room air freshener. During the three months ended June 30, 1995, sales of household chemical products were $4,988,700 compared to $5,918,900 for the second quarter of 1994, a decrease of $930,200 or 15.7%. Sales of `Scott s Liquid Gold'' were down by $199,600, a decrease of 6.5%, and sales of `Touch of Scent'' were down by $730,600 or 25.5%. Advertising expenditures to support these products during the second quarter of 1995 were lower than those of the second quarter of 1994 by 66.4%.

     Net sales of `Aquafilters'', a disposable cigarette filter, represented 1.8% of consolidated net sales during the second quarter of both 1995 and 1994. Such sales were lower in the second quarter of 1995 than those of 1994 by $24,500, a decrease of 8.7%. See discussion of Aquafilter for the six months ended June 30, 1995.

     Cost of goods sold on a consolidated basis were $4,213,200 during the second quarter of 1995 compared to $3,862,300 for the same quarter of 1994, an increase of $350,900 or 9.1%. For the most part, this increase is the result of unfavorable manufacturing variances, primarily in the areas of labor and overhead. As a percentage of consolidated net sales, cost of goods sold was 28.8% for the second quarter of 1995 compared to 24.9% for the second quarter of
1994.   An addition of plant facilities and equipment, as is described below under `Liquidity and Capital Resources'' will increase depreciation expense from the time of completion by approximately $125,000 per year, which is expected to have little effect on gross margins.

     Advertising expenses for the quarter ended June 30, 1995 were $6,498,700 compared to $4,092,900 for the comparable three months of 1994, an increase of $2,405,800 or 58.8%. Such increase was due, in large measure, to an increase in advertising rates during 1995. Of this increase, $3,670,200 pertained to cosmetics products, offset by a decrease of $1,264,400 which pertained to household chemical products. As to short-term and long-term advertising plans, see discussion of advertising expenses for the six months ended June 30, 1995.

     Selling expenses for the second quarter of 1995 were $1,920,200 compared to $2,302,300 for the comparable quarter of 1994, a decrease of $382,100 or 16.6%. Of that decrease, $191,500 is attributable to a decrease in shipping expenses and sales commissions (which vary with sales volume) and $287,100 relates to decreases in couponing and slotting expenses, an aggregate of $478,600 which is offset by a net increase of $96,500 in a variety of other selling expenses, none of which, by itself, is material.

     Administrative expenses for the three months ended June 30, 1995 were $1,417,100 compared to $1,794,500 for the same months of 1994, a decrease of $377,400 or 21.0%. Such expenses decreased for the same reasons set forth in the discussion above for the six months ended June 30, 1995.

     Interest expense for the second quarter of 1995 was greater than that of the comparable quarter of 1994 by $16,600, an increase of 20.0%, which was due to higher borrowings and interest rates. Interest expense will continue to increase during 1995 and thereafter due to the issuance by the Company in July of 1994 of 10% First Mortgage Bonds, the proceeds of which are being used to finance the Company's physical expansion as is described below under Liquidity and Capital Resources. During the construction phase of this expansion, a portion of the amount of interest to be paid is being capitalized ($216,800 in
the second quarter of 1995).   Partially offsetting the 1995 increase in
interest expense over 1994 was $120,800 of interest earned during the second quarter of 1995, an increase over the comparable quarter of 1994 of $110,000, the result of investing the proceeds of the bond issue and the Company's excess cash in short-term Treasury Bills and similar paper.

     During the second quarter of 1995, expenditures for research and development were not material (less than 1% of revenues).

LIQUIDITY AND CAPITAL RESOURCES

     On July 29, 1994, the Company consummated a $12 million bond issuance to finance the expansion of the Company's Denver facilities. This expansion, necessitated by the growth of the Company's wholly-owned subsidiary, Neoteric Cosmetics, Inc., manufacturer of `Alpha Hydrox'' skin care products, includes construction of a 77,000 square foot office building, replacing a smaller, existing office structure; and an additional 52,000 square feet of manufacturing and warehouse space at an aggregate cost of approximately $13.4 million (revised from a previously reported amount of $12.9 million), including the cost of fixtures and equipment. Construction of the project began in August of 1994. The Company occupied the office building in June of 1995.
Construction of the manufacturing and warehouse facility is slated to begin in late July or early August, with completion scheduled for November of this year.

     The net proceeds of the bond issue, after expenses (including an Underwriter's commission of $360,000) and repayments of certain indebtedness, was $8,861,300, which was deposited with Norwest Bank Colorado which serves as the Trustee under the Bond Indenture. Approximately $2,754,600 of the net proceeds was used to repay certain of the Company's then indebtedness, and about $24,100 was used for other expenses related to the bond issue. In addition to the foregoing, the Company paid out, from its own cash reserves, approximately $240,000 for other expenses, primarily professional fees, in connection with the bond issue. The moneys on deposit with the Trustee are being disbursed over the construction period to cover building costs as such costs are incurred and certified by the project's architect. At March 31, 1995, there remained approximately $2.7 million to be paid from Company funds to complete the aforementioned construction project, including the cost of machinery, equipment,
furniture, fixtures, and a portion of construction costs.   Because, for the
most part, the Company had contractually obligated itself for the payment of such amount, the Company recorded $2.7 million as an accrued expense (a current liability) during the first quarter of 1995, offset by $2.7 million which appeared as a non-current asset in its balance sheet under Other Assets at March 31, 1995. As a result of paying a portion of the amount accrued, such amount had been reduced to $2.2 million at June 30, 1995.

     Interest on the $12 million bond issue is payable semi-annually beginning on January 1, 1995 at the rate of 10% per annum. (The July 1, 1995 interest
payment was made in a timely manner.)   A sinking fund payment of $1 million is
required annually, with a first payment in 1995. Currently, the Company is voluntarily paying $183,333 each month to the Trustee to cover future interest and sinking fund payments. The Trustee, at the Company's request, holds such moneys in accounts to which the Company has no access. At June 30, 1995, the Trustee was holding $600,000 towards the interest payment due on July 1, and $679,800 against the $1 million sinking fund payment due by the end of 1995.

     Among other covenants, the Bond Indenture requires that the Company maintain a current ratio of at least 1.0:1 while the bonds are outstanding, and further requires that the Company maintain a ratio of consolidated funded debt to consolidated net worth of not more than 1.5:1. Both of the foregoing requirements were met at June 30, 1995. The Bond Indenture also prohibits the declaration or payment by the Company of a dividend or distribution on its equity securities, purchase or other acquisition of any of its equity securities, or the incurrence of additional funded debt if, after giving effect to the action, the ratio of consolidated funded debt to consolidated net worth would exceed 1.30 to 1 during 1995 or 1.25 to 1 on January 1, 1996 and thereafter. (For purposes of these calculations, the amount of consolidated funded debt is reduced by amounts required to be paid within one year into the bond sinking fund.) The bonds are secured by a first deed of trust on the Company's land and buildings, including new structures financed by the bond issuance. An independent appraisal conducted just prior to the issuance of the bonds placed an aggregate market value of $16 million on this property, assuming completion of the construction project.

     During the first half of 1995, the Company's working capital decreased by $3,995,300, and concomitantly, its current ratio (current assets divided by current liabilities) decreased from 2.46:1 at December 31, 1994 to 1.42:1 at June 30, 1995. This decrease in working capital is attributable to net income of $392,400, contributions to the Company's ESOP and exercise of stock options of $428,000, and a decrease in restricted cash of $4,917,800; all offset by an increase in other assets of $2,498,800 (including the accrual of $2.2 million for contractual obligations incurred for the construction project), capital expenditures in excess of depreciation of $6,228,300, the declaration in March of 1995 of a dividend of $989,000, and a decrease in long-term debt of $17,400. At June 30, 1995, the ratio of consolidated funded debt to consolidated net worth was .81:1.

     Restricted cash at June 30, 1995 was $4,917,800 less than at December 31, 1994 due to progress payments made by the Trustee of the Company's Bond Indenture to the general contractor for the construction project. Other assets were $2,498,800 greater than those at December 31, 1994 primarily due to the balance of the accrual of $2.2 million for construction obligations. The increase of $1,354,400 in accrued expenses at June 30, 1995 compared to December 31, 1994, includes the aforesaid $2.2 million, but is offset by decreases in accruals for profit sharing and bonuses ($469,900) income taxes ($323,300), and net decreases in other accrued items ($52,400). Accounts payable increased by $3.4 million since December 31, 1994, primarily due to an increase in advertising payables.

     On March 7, 1995, the Company's Board of Directors declared a dividend of $0.10 to shareholders of record of March 24, 1995. This dividend was paid on April 7, 1995 and reduced cash and retained earnings at that time by approximately $989,000.

Other

     Certain regulations adopted by the California Air Resources Board (`CARB'') limit the amount of volatile organic compounds (``VOCs'') that can be contained in single phase air fresheners, including `Touch of Scent'', and in non-aerosol forms of furniture maintenance products. As reported previously, the Company has made excellent progress in reformulating `Touch of Scent'' without changing the product's characteristics. The cost to produce the reformulated product is expected to be higher than that of the `Touch of
Scent''product currently produced.   Such increased cost currently is estimated
to be about 10%.   The CARB regulations which affect `Touch of Scent'' are not effective until January 1, 1996. The regulations which affect `Scott `s Liquid Gold''for wood became effective on January 1, 1994. These regulations do not affect the sale of `Scott's Liquid Gold'' in aerosol form. Various other states have adopted VOC regulations or are considering the adoption of such regulations. On April 11, 1995, the United States Environmental Protection Agency (`EPA''), pursuant to the Clean Air Act Amendments of 1990, issued a final report to the Congress of the United States regarding VOC emissions from consumer and commercial products. EPA regulations which pertain to the types of products manufactured by the Company are therein scheduled to be issued by 1997.

     As was set forth in detail in the Company's 1994 Annual Report, on September 8, 1994, the United States Justice Department, at the request of the United States Army, filed an environmental lawsuit against the Company, alleging that the Company was a contributor to contamination in a groundwater aquifer underlying a portion of the Rocky Mountain Arsenal, a Superfund Site contaminated by the United States Army and a major chemical Company over many years; and, therefore, that the Company should contribute to the existing and future costs incurred by the Army in connection with remediation of that groundwater. The Army recently provided additional groundwater data concerning a claimed migration pathway from the Company's property to the Arsenal. The Company views this data as inconclusive as to whether any contamination from the Company has migrated as far as the Arsenal. The Company does believe, however, that the data demonstrate that any contaminants which could have traveled to the relevant geographic area from the Company would not have been in quantities large enough to cause the Army (or anyone else) to incur CERCLA response costs or other damages. The Company strongly believes that the lawsuit is unjustified and is mounting a vigorous defense.

     In 1988, when the Company itself discovered small amounts of certain chemicals in its soil and groundwater, it began to work closely with the Colorado Department of Health (`CDH''), which kept the EPA informed, to implement a remedial action plan, including the removal of all underground tanks, the construction, above ground, of a new, self-contained tank farm, and the treatment of groundwater at the Company's site. In April of 1995, the CDH informed the Company that the CDH considered the Company's remedial action with respect to the Company's site to be complete and that no further monitoring of groundwater at such site is required.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings
               -----------------


          Please see "Other" under "Management Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated in Part I, Item 2, herein by this reference. Such information describes developments in certain legal proceedings.

Item 2.        Not Applicable

Item 3.        Not Applicable

Item 4.        Not Applicable

Item 5.        Not Applicable

Item 6.        Exhibits and Reports on Form 8-K
          (a)  Exhibits

               Summary Financial Information.

          (b) No reports were filed by the Company on Form 8-K for the second quarter of 1995.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SCOTT'S LIQUID GOLD-INC.
                                   Registrant


August 2, 1995                     /s/ Mark E. Goldstein
Date                               Mark. E. Goldstein
                                   President


August 2, 1995                     /s/ Barry Shepard
Date                               Barry Shepard, Treasurer