Form 10-Q
period 1995-09-30
SCOTTS LIQUID GOLD INC
filed 1995-10-31
CIK 88000

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTERLY PERIOD ENDED
                            SEPTEMBER 30, 1995

                        Commission File No. 0-5128


                         SCOTT'S LIQUID GOLD-INC.
                            4880 Havana Street
                             Denver, CO  80239
                           Phone:  303-373-4860


                      State of Incorporation  Colorado
              I.R.S. Employer Identification No. 84-0920811

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or forsuch shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

                             YES  [ X ]     NO  [  ]

     The Registrant had 10,020,858 common shares, $0.10 par value, its only class of common stock, issued and outstanding on October 20, 1995.

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

Scott's Liquid Gold-Inc. & Subsidiaries
Consolidated Statements of Income (Unaudited)

                                         Three Months Ended              Nine Months Ended
                                             September 30,                September 30,
                                       1995             1994           1995              1994
Revenues:
    Net sales                   $12,585,200      $12,171,900    $41,649,100       $40,759,200
    Other income                     79,100           75,000        377,400           103,900
                                _____________________________________________________________
                                 12,664,300       12,246,900     42,026,500        40,863,100
Costs and Expenses:
    Cost of sales                 3,957,500        2,822,900     12,219,300        10,300,200
    Advertising                   3,521,700        3,423,700     16,584,300        12,121,400
    Selling                       1,882,000        1,870,100      6,066,800         6,220,300
    General and administrative    1,638,400        1,542,300      4,578,100         4,730,500
    Interest                        293,900          226,500        568,900           392,600
                                 ____________________________________________________________
                                 11,293,500        9,885,500     40,017,400        33,765,000

Income from operations            1,370,800        2,361,400      2,009,100         7,098,100
Provision for income taxes          527,000          942,000        773,000         2,839,000
                                 ____________________________________________________________
Net income                    $     843,800     $  1,419,40    $  1,236,100      $  4,259,100

Net income per
 common share (Note 2)        $         .08     $       .14    $        .12      $        .42

Weighted number of common
 shares outstanding              10,250,400      10,247,000      10,272,000        10,228,600

Consolidated Statements of Cash Flows (Unaudited)
                                                                                         Nine Months Ended
                                                                                            September 30,
Increase (Decrease) in Cash and Cash Equivalents                                       1995                 1994
Cash flows from operating activities:
    Net income                                                                 $  1,236,100         $  4,259,100
                                                                             ___________________________________
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization                                               691,300              597,000
        Provision for doubtful accounts receivable                                  193,500              130,900
        Compensation expense of employee stock plans                                255,700              208,800
        Change in assets and liabilities:
            Accounts receivable                                                    (566,300)          (2,509,400)
            Inventory                                                               559,500           (1,599,300)
            Prepaid expenses                                                        254,600             (273,300)
            Other assets                                                          4,899,100           (9,266,700)
            Accounts payable and accrued expenses                                 2,784,100            2,299,300
                                                                             ____________________________________
            Total adjustments to net income                                       9,071,500          (10,412,700)
    Net Cash Provided (Used) by Operating Activities                             10,307,600           (6,153,600)

Cash flows from investing activities:

    Purchase of property, plant and equipment                                    (8,098,500)          (1,210,000)

            Net Cash Used by Investing Activities                                (8,098,500)          (1,210,000)
                                                                             _____________________________________
Cash flows from financing activities:
    Proceeds from  exercise of stock options                                       175,100               250,300
    Proceeds from short-term borrowings                                            154,700               103,300
    Principal payments on short-term borrowings                                   (126,600)             (203,300)
    Proceeds from long-term borrowings                                                   -            12,010,000
    Principal payments on long-term borrowings                                     (26,400)           (3,209,200)
    Dividends paid                                                                (989,000)             (954,600)
                                                                             ____________________________________
     Net Cash Provided (Used) by Financing Activities                             (812,200)            7,996,500

       Net Increase in Cash and Cash Equivalents                                 1,396,900               632,900
            Cash and Cash Equivalents, beginning of period                       3,754,900             2,828,800
            Cash and Cash Equivalents, end of period                         $   5,151,800          $  3,461,700
                                                                             ____________________________________
Supplemental disclosures:
    Cash paid during the period for:
        Interest (net of $374,800 and $18,200 capitalized
        in 1995 and 1994 respectively)                                       $     558,200          $    299,500
        Income taxes                                                         $     645,500          $  3,494,300
    Noncash investing and financing activities:
        Construction commitments                                             $   2,496,000          $           -
    See Notes to Consolidated Financial Statements

Consolidated Balance Sheets
September 30, 1995 (Unaudited) and December 31, 1994

ASSETS
                                                                                      1995                  1994
Current Assets:
    Cash                                                                      $  5,151,800          $  3,754,900
    Trade receivables (Note 3):                                                  5,119,400             4,746,600
    Inventories:
        Finished goods                                                           2,323,300             2,714,000
        Raw materials                                                            1,910,700             2,079,500
    Prepaid expenses                                                               399,400               654,000
    Deferred tax assets                                                            367,800               367,800
                                                                             ___________________________________
                Total current assets                                            15,272,400             14,316,800
Property, plant and equipment
    at cost                                                                     26,638,600             18,540,100
        Less accumulated depreciation                                            8,306,000              7,678,800
                                                                             ____________________________________
                                                                                18,332,600             10,861,300
Restricted cash                                                                    574,300              6,162,700
Other assets                                                                     3,911,100                789,900
                                                                             ____________________________________
                                                                               $38,090,400            $32,130,700

LIABILITIES & SHAREHOLDERS' EQUITY
                                                                                      1995                   1994

Current liabilities:
    Notes payable                                                           $       28,100            $         -
    Accounts payable                                                             5,177,600              2,008,600
    Accrued expenses                                                             4,882,700              2,771,600
    Current maturities of
      long-term debt                                                             1,035,700              1,035,700
                                                                             ____________________________________
    Total current liabilities                                                   11,124,100              5,815,900
Long-term debt                                                                  11,440,200             11,466,600
Deferred income taxes                                                              512,000                512,000
                                                                             ____________________________________
                                                                                23,076,300             17,794,500

Shareholders' equity (Note 2):
    Common stock                                                                 1,001,800                976,400
    Capital in excess of par                                                     4,712,800              4,307,300
    Retained Earnings                                                            9,299,500              9,052,500
                                                                             ____________________________________
Shareholders' equity                                                            15,014,100             14,336,200
                                                                               $38,090,400            $32,130,700


    See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1
In the opinion of management, the financial information in this report reflects all adjustments necessary for a fair presentation of the results for the interim periods.

NOTE 2
Per share data for the three and nine months ended September 30, 1995 and the three and nine months ended September 30, 1994 were determined by using the weighted average number of common and common equivalent shares outstanding, using the treasury stock method.

NOTE 3
Allowance for doubtful accounts at September 30, 1995 and December 31, 1994 were $529,300 and $345,900 respectively.

At September 30, 1995 there were 20,000,000 shares of the Company's $.10 par value common stock authorized.

Market Information

The high and low prices or bid quotations of Scott's Liquid Gold-Inc. common stock as traded on the New York Stock Exchange commencing November 23, 1994, and prior to that date on Nasdaq or Nasdaq National Market, were as follows:

                                  High            Low
Three Months Ended                 Bid            Bid
December 31, 1993               4-3/16          2-3/4
March 31, 1994                       9          3-5/8
June 30, 1994                    7-3/4          3-3/8
September 30, 1994               7-3/8          3-3/4
December 31, 1994              6-11/16          3-7/8
March 31, 1995                       6          5-1/8
June 30, 1995                    5-5/8          3-3/4
September 30, 1995               4-3/4          3-1/4

    The above quotations prior to November 23, 1994 represent prices between dealers, and do not include retail mark-up or commissions; nor do they represent actual transactions.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The Company manufactures and markets household chemical products, skin care products and cigarett filters. In early 1992, the Company entered into the cosmetics business, introducing a new line of skin care products, Alpha Hydrox, which is sold throughout the United States and Canada. Sales of the cosmetics line were $5.9 million in 1992, $15.8 million in 1993, $30.6 million in 1994, and $25.9 million for the first nine months of 1995. As a result, the Company experienced record revenues in 1993, 1994 and the first nine months of 1995, and record profits in 1993 and 1994. However, due to heavy advertising of cosmetic products during the most recent nine months, as is explained below, and a 12.1% decline in sales of the Company's household chemical products, the Company experienced a decline in earnings during the first three quarters of 1995 compared to the same period of the previous year.
Results of Operations

Summary of Results as a Percentage of Net Sales
                                                     (Audited)                 Nine Months Ended
                                                    Year Ended                   September 30,
                                                December 31, 1994            1995            1994
Net sales
    Scott's Liquid Gold household products             40.7%                 35.7%          41.6%
    Neoteric Cosmetics                                 57.3%                 62.3%          56.3%
    Aquafilters                                         2.0%                  2.0%           2.1%
                                                      ___________________________________________
Total net sales                                       100.0%                100.0%         100.0%
Cost of sales                                          25.6%                 29.3%          25.3%
                                                      ___________________________________________
Gross profit                                           74.4%                 70.7%          74.7%
Other revenue                                           0.4%                  0.9%           0.3%
                                                       __________________________________________
                                                       74.8%                 71.6%          75.0%

Operating expenses                                     55.5%                 65.4%          56.6%
Interest                                                1.2%                  1.4%           1.0%
                                                       ___________________________________________
                                                       56.7%                 66.8%          57.6%

Income before income taxes                             18.1%                  4.8%          17.4%


Nine Months Ended September 30, 1995
Compared to Nine Months Ended September 30, 1994

Consolidated net sales for the first three quarters of 1995 were $41,649,100 compared to $40,759,200 for the first nine months of 1994, an increase of $889,900 or about 2.2%. The aggregate sales increase is net of a decrease of $50,000 attributable to lower average selling prices, prices of household chemical products being up by $193,800 (average selling prices of Scott's Liquid Gold wood care products being up by $357,500 while average selling prices of Touch of Scent were down by $163,700), offset by a decrease in average selling prices of cosmetics products which were down by $243,800.

During the first three quarters of 1995, net sales of cosmetics products accounted for 62.3% of consolidated net sales compared to 56.3% for the first nine months of 1994. Net sales of these products for those periods were $25,933,200 in 1995 compared to $22,967,400 in 1994, an increase of $2,965,800 or 12.9%. The Company attributes such increase to several factors: effective and extensive advertising of the Company's cosmetics line, competitive pricing, the addition of several new products subsequent to the end of the first nine months of 1994, and the efficacy of the Company's products. During 1994 and the first nine months of 1995, the number of competitive skin care products containing alpha hydroxy acids, including private label products, increased significantly and may continue to do so in the future. In the Company's 1994 Annual Report, management stated that "... it may be unduly optimistic to expect 1995 sales of the Comp#any's skin care products to increase at the rate experienced in 1994." That was certainly the case during the first three quarters of this year. With respect to private label, "Alpha Hydrox" look-alike products, the Company filed suit in July of 1995 against a major contract packager and its parent company which produce such products. A suit against another contract packager is currently being considered.

Sales of household chemical products for the first nine months of 1995 accounted for 35.7% of consolidated net sales compared to 41.6% for the same period of 1994. These products are comprised of "Scott's Liquid Gold", a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener. During the nine months ended September 30, 1995, sales of household chemical products were $14,895,300 compared to $16,951,400 for the first nine months of 1994, a decrease of $2,056,100 or 12.1%. Sales of "Scott's Liquid Gold" for the first nine months of 1995 compared to the same period of last year were down by $641,000, a decrease of 7.9%, and sales of "Touch of Scent" were down by $1,415,100 or 16.1%. Advertising expenditures for household chemical products during the first nine months of 1995 were only 48% of those of the first nine months of 1994.

Net sales of "Aquafilters", a disposable cigarette filter, represented 2.0% of consolidated net sales during the first three quarters of 1995 compared to 2.1% for the comparable nine months of 1994. Such sales were lower in 1995 than in 1994 by $19,800, a decrease of 2.4%. Over the last several years, sales of Aquafilters have declined. For this reason, from time to time, the Company has attempted to sell Aquafilter's land and building. The Company expends very little money to advertise this product.

Cost of goods sold on a consolidated basis was $12,219,300 during the first nine months of 1995 compared to $10,300,200 for the same period of 1994, an increase of 18.6%. As a percentage of consolidated net sales, cost of goods sold was 29.3% for the first three quarters of 1995 compared to 25.3% for the comparable period of 1994.

The decrease in gross profit for the first nine months of 1995 compared to 1994 is explained as follows: (a) manufacturing overhead for the 1995 period was about $400,000 more than for the comparable period of 1994 due primarily to an increase in indirect labor (up $320,000, mostly in the areas of technical support/laboratory and quality control) and in laboratory expenses (up $254,000), offset by a net decrease in various other overhead expenses, none of which, by itself, was material, of about $174,000; (b) plant utilization was greater in the 1994 period, particularly in the third quarter of that year, than in 1995 due to the Company's operating on a two-shift basis in the third quarter of 1994 to produce certain Alpha Hydrox products to be introduced late in the fourth quarter of that year; and (c) certain products introduced during the first nine months of 1995, particularly Alpha Hydrox Body Wash which accounted for approximately 10.5% of Alpha Hydrox sales during the 1995 period, are list-priced to yield a gross profit which is substantially lower than that of most other Alpha Hydrox products. There were no sales of these products in 1994.

An addition of plant facilities and equipment, as is described below under "Liquidity and Capital Resources" will increase depreciation expense from the time of completion by approximately $125,000 per year, which is expected to have little effect on gross margins.

Advertising expenses for the first nine months of 1995 were $16,584,300 compared to $12,121,400 for the comparable nine months of 1994, an increase of $4,462,900 or 36.8%. Such increase was due, in part, to an increase in advertising rates during 1995, and, in part, to extensive advertising of cosmetic products. Of this increase, $7,021,800 pertained to cosmetics products, offset by a decrease of $2,558,900, most of which pertained to household chemical products. During the last quarter of 1995, the Company intends to spend significantly less for product advertising, probably $2 million less than the amount expended during the third quarter. The Company believes that advertising of its products is important for the following reasons: (i) it assesses its penetration of the skin care market, thus far, to have been modest and believes that future growth is, therefore, possible; (ii) without advertising to educate the consuming public as to the merits of "Alpha Hydrox", future growth, although not assured by advertising, will be severely restricted; (iii) with respect to the Company's proprietary product lines, a correlation usually exists between dollars expended on advertising and sales dollars; and (iv) competitive products continue to enter the marketplace and, accordingly, the "Alpha Hydrox" name needs to be kept in front of current consumers. Additionally, the Company believes that advertising is essential to maintain or increase sales levels of the Company's household chemical products. Irrespective of the foregoing, the Company recognizes the need to rein in advertising expenditures during the last quarter so that, relying substantially upon its current consumer base, profits will be sufficient during the last half of 1995 to permit the Company to institute a moderately aggressive advertising policy in 1996.

Selling expenses for the first nine months of 1995 were $6,066,800 compared to $6,220,300 for the comparable period of 1994, a decrease of $153,500 or 2.5%. Administrative expenses for the same comparable periods were $4,578,100 and $4,730,500, respectively, a decrease of $152,400 or 3.2%. It is noted that, while legal expenses did not increase during the first nine months of 1995, such expenses may be expected to increase during the balance of the year and, perhaps, thereafter as a result of a lawsuit (described below) which was filed against the Company in September of 1994. Some of these expenses may be recovered from various insurance companies.

Interest expense for the first nine months of 1995 was greater than that of the comparable period of 1994 by $176,300, an increase of 44.9%, which was due to higher borrowings and interest rates. Interest expense will continue to increase during 1995 and thereafter due to the issuance by the Company in July of 1994 of 10% First Mortgage Bonds, the proceeds of which are being used to finance the Company's physical expansion as is described below under Liquidity and Capital Resources. During the construction phase of this expansion, a portion of the amount of interest being paid is being capitalized ($374,800 in the first nine months of 1995). Partially offsetting the increase in interest expense of 1995 over 1994 was $371,600 of interest earned, an increase over 1994 of $273,700, the major portion of which resulted from investing the proceeds of the bond issue and some of the Company's excess cash in short-term Treasury Bills and similar paper, and in money market accounts.
During the first nine months of 1995, expenditures for research and development were not material (under 1% of revenues).

Three Months Ended September 30, 1995
Compared to Three Months Ended September 30, 1994

Consolidated net sales for the third quarter of 1995 were $12,585,200 compared to $12,171,900 for the third quarter of 1994, an increase of $413,300 or about
3.4 %. The aggregate sales increase includes an offset of $216,200 attributable to lower average selling prices. Prices of household chemical products were down by $66,400 ($103,200 related to a decrease in average selling prices of Touch of Scent, offset by a $36,800 increase in average selling prices of Scott's Liquid Gold wood care products), and average selling prices of cosmetics products were down by $149,800.

During the third quarter of 1995, net sales of cosmetics products accounted for 60.8% of consolidated net sales compared to 53.1% for the third quarter of 1994. Net sales of these products for those periods were $7,647,800 in 1995 compared to $6,458,400 in 1994, an increase of $1,189,400 (about 18.4%).

Sales of household chemical products for the third quarter of 1995 accounted for
37.0 % of consolidated net sales compared to 44.9% for the same quarter of 1994. These products are comprised of "Scott's Liquid Gold", a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener. During the three months ended September 30, 1995, sales of household chemical products were $4,655,400 compared to $5,465,800 for the third quarter of 1994, a decrease of $810,400 or 14.8%. Sales of "Scott's Liquid Gold" for wood were down by $493,200, a decrease of 19.5%, and sales of "Touch of Scent" were down by $317,200 or 10.8 %.

Net sales of "Aquafilters", a disposable cigarette filter, represented 2.2% of consolidated net sales during the third quarter of 1995 and 2% during the same quarter of 1994. Such sales were higher in the third quarter of 1995 than those of 1994 by $34,300, an increase of 13.8%. Over the last several years, sales of Aquafilters have declined. For this reason, the Company,from time to time, has attempted to sell Aquafilter's land and building. The Company expends almost no moneys in advertising this product.

Cost of goods sold on a consolidated basis were $3,957,500 during the third quarter of 1995 compared to $2,822,900 for the same quarter of 1994, an increase of $1,134,600 or 40.2%. As a percentage of consolidated net sales, cost of goods sold was 31.4% for the third quarter of 1995 compared to 23.2% for the second quarter of 1994. In this regard, see discussion for the nine months ended September 30, 1995 and 1994. An addition of plant facilities and equipment, as is described below under "Liquidity and Capital Resources" will increase depreciation expense from the time of completion by approximately $125,000 per year, which is expected to have little effect on gross margins.

Advertising expenses for the quarter ended September 30, 1995 were $3,521,700 compared to $3,423,700 for the comparable three months of 1994, an increase of $98,000 or 2.9%. Of this increase, $635,200 pertained to cosmetics products which was offset by a decrease in advertising of other products of $537,200, primarily household chemical products. As to short-term and long-term advertising plans, see discussion of advertising expenses for the nine months ended September 30, 1995.

Selling expenses for the third quarter of 1995 were $1,882,000 compared to $1,870,100 for the comparable quarter of 1994, an increase $11,900 or under 1.0%. Administrative expenses for the three months ended September 30, 1995 were $1,638,400 compared to $1,542,300 for the same months of 1994, an increase of $96,100 or 6.2%. Such increase was attributable to a variety of increases and decreases in expenses, none of which, by itself, was significant.
Interest expense for the third quarter of 1995 was greater than that of the comparable quarter of 1994 by $67,400, an increase of 29.8%, which was due to higher borrowings and interest rates. Interest expense will continue to increase during 1995 and thereafter due to the issuance by the Company in July of 1994 of 10% First Mortgage Bonds, the proceeds of which are being used to finance the Company's physical expansion as is described below under Liquidity and Capital Resources. During the construction phase of this expansion, a portion of the amount of interest being paid is being capitalized ($23,500 in the third quarter of 1995). Offsetting the 1995 increase in interest expense over 1994 was $77,200 of interest earned during the third quarter of 1995, comparable to the third quarter of 1994, the result of investing the proceeds of the bond issue and the Company's excess cash in short-term Treasury Bills and similar paper.
During the third quarter of 1995, expenditures for research and development were not material (under 1% of revenues).

Liquidity and Capital Resources

On July 29, 1994, the Company consummated a $12 million bond issuance to finance the expansion of the Company's Denver facilities. This expansion, necessitated by the growth of the Company's wholly-owned subsidiary, Neoteric Cosmetics, Inc., manufacturer of "Alpha Hydrox" skin care products, includes construction of a 77,000 square foot office building, replacing a smaller, existing office structure; and an additional 52,000 square feet of manufacturing and warehouse space at an aggregate cost of approximately $13.4 million (revised from a previously reported amount of $12.9 million), including the cost of fixtures and equipment. Construction of the project began in August of 1994. The Company occupied the office building in June of 1995. Construction of the manufacturing and warehouse facility began in late July, with completion now scheduled for December of this year.

The net proceeds of the bond issue, after expenses (including an Underwriter's commission of $360,000) and repayments of certain indebtedness was $8,861,300, which was deposited with Norwest Bank Colorado which serves as the Trustee under the Bond Indenture. Approximately $2,754,600 of the proceeds of the sale of bonds was used to repay certain of the Company's then indebtedness, and about $24,100 was used for other expenses related to the bond issue. In addition to the foregoing, the Company paid out, from its own cash reserves, approximately $240,000 for other expenses, primarily professional fees, in connection with the bond issue. The moneys on deposit with the Trustee are to be disbursed over the construction period to cover building costs as such costs are incurred and certified by the project's architect. At September 30, 1995, there remained approximately $2.5 million to be paid from Company funds to complete the construction project, including some of the costs of machinery, equipment, furniture, fixtures, and a portion of construction costs. Because, for the most part, the Company has contractually obligated itself for the payment of such amount, the Company's records at September 30, 1995 reflect an accrued expense (a current liability) of $2,496,000, offset by a like amount which appears as a non-current asset in the Company's balance sheet.

Interest on the $12 million bond issue is payable semi-annually beginning on January 1, 1995 at the rate of 10% per annum. (The July 1, 1995 interest payment was made in a timely manner.) A sinking fund payment of $1 million is required annually, with a first payment in 1995. Currently, the Company is voluntarily paying $183,333 each month to the Trustee to cover future interest and sinking fund payments. The Trustee, at the Company's request, holds such moneys in accounts to which the Company has no access. At September 30, 1995, the Trustee was holding $309,500 towards the interest payment due on January 1, and slightly over $1,000,000 against the $1 million sinking fund payment due by the end of 1995.

Among other covenants, the Bond Indenture requires that the Company maintain a current ratio of at least 1.0:1 while the bonds are outstanding, and further requires that the Company maintain a ratio of consolidated funded debt to consolidated net worth of not more than 1.5:1. Both of the foregoing requirements were met at September 30, 1995. The Bond Indenture also prohibits the declaration or payment by the Company of a dividend or distribution on its equity securities, purchase or other acquisition of any of its equity securities, or the incurrence of additional funded debt if, after giving effect to the action, the ratio of consolidated funded debt to consolidated net worth would exceed 1.30 to 1 during 1995 or 1.25 to 1 on January 1, 1996 and thereafter. (For purposes of these calculations, the amount of consolidated funded debt is reduced by amounts required to be paid within one year into the bond sinking fund.) The bonds are secured by a first deed of trust on the Company's land and buildings, including new structures financed by the bond issuance. An independent appraisal conducted just prior to the issuance of the bonds placed an aggregate market value of $16 million on this property, assuming completion of the construction project.

During the first nine months of 1995, the Company's working capital decreased by $4,352,600, and concomitantly, its current ratio (current assets divided by current liabilities) decreased from 2.46:1 at December 31, 1994 to 1.37:1 at September 30, 1995. This decrease in working capital is attributable to net income of $1,236,100, contributions to the Company's ESOP and exercise of incentive stock options of $430,800, and a decrease in restricted cash of $5,588,400; all offset by an increase in other assets of $3,121,200 (including the accrual of $2.5 million for contractual obligations incurred for the construction project), capital expenditures in excess of depreciation of $7,471,300, the declaration in March of 1995 of a dividend of $989,000, and a decrease in long-term debt of $26,400. At September 30, 1995, the ratio of consolidated funded debt to consolidated net worth was .76:1.

Restricted cash at September 30, 1995 was $5,588,400 less than at December 31, 1994 due to progress payments made by the Trustee of the Company's Bond Indenture to the general contractor for the construction project. Other assets were $3,121,200 greater than those at December 31, 1994 primarily due to the balance of the accrual of $2.5 million for construction obligations. The increase of $2,111,100 in accrued expenses at September 30, 1995 compared to December 31, 1994, includes the aforesaid $2.5 million, but is offset by decreases in accruals for profit sharing and bonuses ($277,200) and net decreases in other accrued items ($111,700).

On March 7, 1995, the Company's Board of Directors declared a dividend of $0.10 to shareholders of record of March 24, 1995. This dividend was paid on April 7, 1995 and reduced cash and retained earnings at that time by approximately $989,000.

Other

Certain regulations adopted by the California Air Resources Board ("CARB") limit the amount of volatile organic compounds ("VOCs") that can be contained in single phase air fresheners, including "Touch of Scent", and in non-aerosol forms of furniture maintenance products. As reported previously, the Company has made excellent progress in reformulating "Touch of Scent" without changing the product's characteristics. The cost to produce the reformulated product is expected to be higher than that of the "Touch of Scent" product currently produced. Such increased cost currently is estimated to be about 10%. The CARB regulations which affect "Touch of Scent" are not effective until January 1, 1996. The regulations which affect "Scott's Liquid Gold" for wood became effective on January 1, 1994. These regulations do not affect the sale of "Scott's Liquid Gold" in aerosol form. Various other states have adopted VOC regulations or are considering the adoption of such regulations. On April 11, 1995, the United States Environmental Protection Agency ("EPA"), pursuant to the Clean Air Act Amendments of 1990, issued a final report to the Congress of the United States regarding VOC emissions. Regulations which pertain to the types of products manufactured by the Company are scheduled to be issued in 1997.

As was set forth in detail in the Company's 1994 Annual Report, on September 8, 1994, the United States Justice Department, at the request of the United States Army, filed an environmental lawsuit against the Company, alleging that the Company was a contributor to contamination in a groundwater aquifer underlying a portion of the Rocky Mountain Arsenal, a Superfund Site contaminated by the United States Army and a major chemical company over many years; and, therefore, that the Company should contribute to the existing and future costs incurred by the Army in connection with remediation of that groundwater. In a recent disclosure, the Army increased its alleged response costs to $27 million from $22 million. The Army alleges that the Company is liable for a substantial, though not yet defined, portion of those response costs. The Company views currently available data as inconclusive as to whether any contamination from the Company has migrated as far as the Arsenal. The Company does believe, however, that the data demonstrate that any contaminants which could have traveled to the relevant geographic area from the Company would not have been in quantities large enough to cause the Army (or anyone else) to incur CERCLA response costs or other damages. The Company is attempting to conduct its own groundwater testing in relevant areas. The Company strongly believes that the lawsuit is unjustified and is mounting a vigorous defense.


PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings

          Please see "Other" under "Management Discussion and Analysis of Financial Condition and Results of Operation in Registrant's Third Quarter Report for thenine months ended September 30, 1995," which information is incorporated herein by this reference. Such information describes developments in certain legal proceedings.

Item 2.        Not Applicable

Item 3.        Not Applicable

Item 4.        Not Applicable

Item 5.        Not Applicable

Item 6.        Exhibits and Reports on Form 8-K

          (a)  The following documents are filed as exhibits to this Report:
               Summary Financial Information

          (b) No reports were filed by the Company on Form 8-K for the Third Quarter of 1995.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SCOTT'S LIQUID GOLD-INC.


October 30, 1995                           /s/    Mark E. Goldstein
Date                                              Mark. E. Goldstein, President


October 30, 1995                           /s/    Barry Shepard
                                                  Barry Shepard