Form 10-K
period 1995-12-31
SCOTTS LIQUID GOLD INC
filed 1996-03-29
CIK 88000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION{PRIVATE }
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [ FEE REQUIRED]
For the fiscal year ended December 31, 1995
                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                                 to
                               -------------------------------
Commission file number 0-5128
                       ------


                              SCOTT'S LIQUID GOLD-INC.
              ---------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                     Colorado                                     84-0920811
         ---------------------------------                     --------------
        (State or other jurisdiction of                       (I.R.S. Employer
         incorporation or organization)                     Identification No.)

          4880 Havana Street, Denver, CO                           80239
     ---------------------------------------                ------------------
     (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number:  (303)  373-4860

Securities registered pursuant to Section 12(b) of the Act:

                           $0.10 Par Value Common Stock
                      ------------------------------------
                                (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                  Yes       X                 No
                        ---------                  -----------


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Registrant's voting stock held as of March 11, 1996 by non-affiliates of the Registrant was $15,414,622. This calculation assumes that certain parties may be affiliates of the Registrant and that therefore, 5,605,317 shares of voting stock are held by non-affiliates.

As of March 11, 1996, the Registrant had 10,030,900 shares of its $0.10 par value common stock outstanding.

                      Documents Incorporated by Reference

The Registrant's 1995 Annual Report to shareholders is incorporated by reference in Parts I, II and IV. The Registrant's definitive Proxy Statement for the Annual Meeting of shareholders to be held on May 1, 1996, is incorporated by reference in Part III.


                            SCOTT'S LIQUID GOLD-INC.

                                ANNUAL REPORT ON

                                   FORM 10-K

                        FOR YEAR ENDED DECEMBER 31, 1995


                                     PART I
                                     ------


ITEM 1.   BUSINESS.
-------------------


     Portions of the 1995 Annual Report to shareholders of Scott's Liquid Gold-Inc. (the "Company" or "Registrant") are attached to this Report as Exhibit 13 and are called in this Report the "Annual Report". The information set forth under the headings "Description of Business," "Products and Services," and "Management Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report hereby is incorporated by reference into this Report.

ITEM 2.   PROPERTIES.
---------------------


     The information set forth under "Description of Business - Properties" and "Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" of the Annual Report hereby is incorporated by reference into this Report.

ITEM 3.   LEGAL PROCEEDINGS.
----------------------------

     The information set forth under "Description of Business - Legal Proceedings" and "Management Discussion and Analysis of Financial Condition and Results of Operations - Other" of the Annual Report hereby is incorporated by reference into this Report. The lawsuit by the United States Department of Justice at the request of the United States Army, as described therein, is United States of America v. Scott's Liquid Gold-Inc., in the United States
----------------------------------------------------

District Court for the District of Colorado and was instituted on September 8, 1994.

     The lawsuits against private label producers, as described in the Report, are the following: Neoteric Cosmetics, Inc. v. Evron Industries, Inc., in the
                    --------------------------------------------------

United States District Court for the District of Colorado, which was instituted on January 30, 1996; and Neoteric Cosmetics, Inc. v. Perrigo Co. and Cumberland-
                         -------------------------------------------------------

Swan, Inc., in the United States District Court for the District of
----------

Massachusetts, which was instituted on July 18, 1995.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------


     Not applicable.


PART II
-------


ITEM 5,   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------


     The information set forth under "Corporate Data" and "Market Information" of the Annual Report hereby is incorporated by reference into this Report.

     As of March 11, 1996, the Company had approximately 1,400 shareholders of record.

     The high and low prices of Scott's Liquid Gold-Inc. common stock as traded on the New York Stock Exchange for the 1995 year were as follows:

                   Three Months Ended 1995

                                     High         Low

          March 31                 6              5-1/8
          June 30                  5-5/8          3-3/4
          September 30             4-3/4          3-1/4
          December 31              3-5/8          2-1/2


ITEM 6.   SELECTED FINANCIAL DATA.
----------------------------------


     The information set forth under "Selected Financial Data" of the Annual Report hereby is incorporated by reference into this Report.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------

RESULTS OF OPERATIONS.

     The information set forth under "Management Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report hereby is incorporated by reference into this Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
--------
     The information set forth under "Consolidated Financial Statements," "Notes to Consolidated Financial Statements," "Report of Independent Public Accountants" and "Selected Financial Data - Selected Quarterly Financial Data" of the Annual Report hereby is incorporated by reference into this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------

FINANCIAL DISCLOSURE.
---------------------


     Not applicable.


PART III
--------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------


ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------


     For Part III, the information set forth in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 1, 1996, hereby is incorporated by reference into this Report.



PART IV
-------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
---------------------------------------------------------------------------


(a)(1)   Financial Statements:

          Consolidated Statements of Income -
               Years ended December 31, 1995, 1994 and 1993

          Consolidated Balance Sheets -
               December 31, 1995 and 1994

          Consolidated Statements of Cash Flows -
               Years ended December 31, 1995, 1994 and 1993

          Consolidated Statements of Shareholders' Equity -
               Years ended December 31, 1995, 1994 and 1993

          Notes to Consolidated Financial Statements

          Report of Independent Public Accountants

    (2)   Financial Statement Schedules:

          II - Valuation and Qualifying Accounts -
                   Years ended December 31, 1995, 1994 and 1993

     Inasmuch as Registrant is primarily a holding company and all subsidiaries are wholly-owned, only consolidated statements are being filed. Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or notes to the financial statements.

(b)  Reports on Form 8-K:

     Not applicable.

(c)  Exhibits:

                             DOCUMENT
                             --------
EXHIBIT
 NO.
-------

3.1 Articles of Incorporation, as amended and restated through May 4, 1988, incorporated by reference to
      Exhibit 3.1 of Annual Report on Amended Form 10-K for the year ended December 31, 1993.
3.2   Bylaws, as amended through February 27, 1996.
4.1 Indenture of Trust (including form of First Mortgage Bond Due 2001) dated July 1, 1994 between Registrant and Norwest Bank Colorado, N.A. as Trustee, incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.
4.2 Combination Deed of Trust, Security Agreement and Fixture Financing Statement, dated July 29, 1994, between the Company, as Grantor, the Public Trustee for the City and County of Denver, Colorado, and Norwest Bank Colorado, N.A. as Beneficiary, incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.
10.1* Scott's Liquid Gold-Inc. Fourth Amended Health and
      Accident Plan effective January 1, 1995, incorporated by reference to Exhibit 10.1 of Annual Report on Form 10-K for the year ended December 31, 1994.
10.2* Amended Key Executive Disability Plan--Scott's Liquid
      Gold-Inc., incorporated by reference to Exhibit 10.2 of Annual Report on Form 10-K for the year ended December 31, 1992.
10.3* Scott's Liquid Gold-Inc. Restricted Stock Plan effective July 22, 1987, incorporated by reference to
      Exhibit 10.3 of Annual Report on Amended Form 10-K for the year ended December 31, 1993.
10.4* 1996 Key Executive Bonus Plan.

10.5* Indemnification Agreements dated May 6, 1987 between
      the Registrant and Jerome J. Goldstein, Mark E. Goldstein, Carolyn J. Anderson, and Barry Shepard, incorporated by reference to Exhibit 10.5 of Annual Report on Amended Form 10-K for the year ended December 31, 1993. An Indemnification Agreement dated October 4, 1990 between the Registrant and Michael J. Sheets, incorporated by reference to Exhibit 10.5 of Annual Report on Form 10-K for the year ended December 31, 1990. An Indemnification Agreement dated December 23, 1991 between the Registrant and Dennis H. Field, and two separate Indemnification Agreements dated January 17, 1992 between the Registrant and Michael J. Sheets and Dennis H. Field, incorporated by reference to Exhibit 10.5 of Annual Report on Form 10-K for the year ended December 31, 1992. Indemnification Agreement dated February 23, 1993 between the Registrant and James F. Keane, incorporated by reference to Exhibit 10.5 of Quarterly Report on Form 10-Q for the three months ended March 31, 1993.
10.6* Scott's Liquid Gold-Inc. Employee Stock Ownership Plan
      and Trust Agreement, effective January 1, 1989, and First and Second Amendments thereto, incorporated by reference to Exhibit 10.6 of Annual Report on Form 10-K for the year ended December 31, 1994.
10.7* 1986 Incentive Stock Option Plan and First Amendment
      thereto, incorporated by reference to Exhibit 4.4 of the Company's Registration Statement No. 33-63254 on Form S-8, filed with the Commission on May 25, 1993.
10.8* Scott's Liquid Gold-Inc. 1993 Stock Option Plan for
      Outside Directors, incorporated by reference to
      Exhibit 4.7 of the Company's Registration Statement No. 33-63254 on Form S-8, filed with the Commission on May 25, 1993.
10.9 Compliance Order on Consent, executed by the Colorado Department of Health on March 5, 1990, originally filed with the Commission on Form 10-K for the year ended December 31, 1989, and incorporated by reference to Exhibit 10.9 of Annual Report on Form 10-K for the year ended December 31, 1994.
13    Portions of 1995 Annual Report to Security Holders.
21    List of Subsidiaries, incorporated by reference to
      Exhibit 21 of Annual Report on Form 10-K for the year ended December 31, 1994.
23    Consent of Arthur Andersen LLP.
24    Powers of Attorney.
27    Financial Data Schedule.

*Management contract or compensatory plan or arrangement

Valuation and
Qualifying
Accounts

Schedule II

Column A              Column B   Column C               Column D    Column E

                                     Additions

                      Balance    1          2
                      at         Charge                              Balance
Description           Beginning  to         Charges                  at
                      of         Costs and  to other                 End of
                      Period     Expenses   Accounts   Deductions    Period

Year Ended
December 31, 1995
Allowance for
doubtful accounts   $345,900     $229,000               $73,800 (1)   $501,100

Year Ended
December 31, 1994
Allowance for
doubtful accounts   $184,800     $174,400               $13,300 (1)   $345,900

Year Ended
December 31, 1993
Allowance for
doubtful accounts   $150,200      $44,900               $10,300 (1)   $184,800

<F1>
(1) Uncollectible accounts written off, net of recoveries.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
  Shareholders of Scott's Liquid Gold-Inc.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Scott's Liquid Gold-Inc. and subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 15, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of financial statements is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                  /s/ Arthur Andersen LLP


Denver, Colorado
January 15, 1996



SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:  March 28, 1996.


                              SCOTT'S LIQUID GOLD-INC.
                              a Colorado corporation


                              By:   /s/ Barry Shepard
                                 ---------------------------------------
                                    Barry Shepard, as an Attorney-in-Fact
                                    for Mark E. Goldstein, President
                                    Principal Executive Officer

                              By:   /s/ Barry Shepard
                                 ---------------------------------------
                                    Barry Shepard, Treasurer
                                    Principal Financial Officer

                              By:   /s/ Jeffry B. Johnson
                                 ---------------------------------------
                                    Jeffry B. Johnson, Controller


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

Date                  Name and Title           Signature
----                  --------------           ---------


March 28, 1996      Carolyn J. Anderson,     )
                    Director                 )
                                             )
March 28, 1996      Mark E. Goldstein,       )
                    Director                 )
                                             )
March 28, 1996      Jerome J. Goldstein,     )    /s/ Barry Shepard
                    Director                 )        -------------------------
                                             )        Barry Shepard, for
                                             )        himself and as Attorney-
                                             )        in-Fact for the named
                                             )        directors who
March 28, 1996      Dennis H. Field,         )        together constitute all of
                    Director                 )        the members of
                                             )        Registrant's Board of
                                             )        Directors
March 28, 1996      Michael J. Sheets,       )
                    Director                 )




                              EXHIBIT INDEX
                              -------------


EXHIBIT                DOCUMENT
NO.                    --------
----

3.1 Articles of Incorporation, as amended and restated through May 4, 1988, incorporated by reference to
         Exhibit 3.1 of Annual Report on Amended Form 10-K for the year ended December 31, 1993.
3.2      Bylaws, as amended through February 27, 1996.
4.1 Indenture of Trust (including form of First Mortgage Bond Due 2001) dated July 1, 1994 between Registrant and Norwest Bank Colorado, N.A. as Trustee, incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.
4.2 Combination Deed of Trust, Security Agreement and Fixture Financing Statement, dated July 29, 1994, between the Company, as Grantor, the Public Trustee for the City and County of Denver, Colorado, and Norwest Bank Colorado, N.A. as Beneficiary, incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.
10.1* Scott's Liquid Gold-Inc. Fourth Amended Health and Accident Plan effective January 1, 1995, incorporated by reference to Exhibit 10.1 of Annual Report on Form 10-K for the year ended December 31, 1994.
10.2* Amended Key Executive Disability Plan--Scott's Liquid Gold-Inc., incorporated by reference to
         Exhibit 10.2 of Annual Report on Form 10-K for the year ended December 31, 1992.
10.3* Scott's Liquid Gold-Inc. Restricted Stock Plan effective July 22, 1987, incorporated by reference to Exhibit 10.3 of Annual Report on Amended Form 10-K for the year ended December 31, 1993.
10.4*    1996 Key Executive Bonus Plan.
10.5* Indemnification Agreements dated May 6, 1987 between the Registrant and Jerome J. Goldstein, Mark E. Goldstein, Carolyn J. Anderson, and Barry Shepard, incorporated by reference to Exhibit 10.5 of Annual Report on Amended Form 10-K for the year ended December 31, 1993. An Indemnification Agreement dated October 4, 1990 between the Registrant and Michael J. Sheets, incorporated by reference to Exhibit 10.5 of Annual Report on Form 10-K for the year ended December 31, 1990. An Indemnification Agreement dated December 23, 1991 between the Registrant and Dennis H. Field, and two separate Indemnification Agreements dated January 17, 1992 between the Registrant and Michael J. Sheets and Dennis H. Field, incorporated by reference to Exhibit 10.5 of Annual Report on Form 10-K for the year ended December 31, 1992. Indemnification Agreement dated February 23, 1993 between the Registrant and James F. Keane, incorporated by reference to Exhibit 10.5 of Quarterly Report on Form 10-Q for the three months ended March 31, 1993.
10.6* Scott's Liquid Gold-Inc. Employee Stock Ownership Plan and Trust Agreement, effective January 1, 1989, and First and Second Amendments thereto, incorporated by reference to Exhibit 10.6 of Annual Report on Form 10-K for the year ended December 31, 1994.
10.7* 1986 Incentive Stock Option Plan and First Amendment thereto, incorporated by reference to
         Exhibit 4.4 of the Company's Registration Statement No. 33-63254 on Form S-8, filed with the Commission on May 25, 1993.
10.8* Scott's Liquid Gold-Inc. 1993 Stock Option Plan for Outside Directors, incorporated by reference to
         Exhibit 4.7 of the Company's Registration Statement No. 33-63254 on Form S-8, filed with the Commission on May 25, 1993.
10.9 Compliance Order on Consent, executed by the Colorado Department of Health on March 5, 1990, originally filed with the Commission on Form 10-K for the year ended December 31, 1989, and incorporated by reference to Exhibit 10.10 of Annual Report on Form 10-K for the year ended December 31, 1994.
13       Portions of 1995 Annual Report to Security Holders.
21       List of Subsidiaries, incorporated by reference to
         Exhibit 21 of Annual Report on Form 10-K for the year ended December 31, 1994.
23       Consent of Arthur Andersen LLP.
24       Powers of Attorney.
27       Financial Data Schedule

*Management contract or compensatory plan or arrangement