Form 10-Q
period 1996-03-31
SCOTTS LIQUID GOLD INC
filed 1996-05-14
CIK 88000

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q


              QUARTERLY REPORT UNDER SECTION 13 OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED
                            MARCH 31, 1996

                     Commission File No. 0-5128


                      SCOTT'S LIQUID GOLD-INC.
                         4880 Havana Street
                         Denver, CO  80239
                        Phone:  303-373-4860


      Colorado                                         84-0920811
- ----------------------                            ------------------
State of Incorporation                              I.R.S. Employer
                                                   Identification No.



     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

                        YES  X       NO


     The Registrant had 10,030,900 common shares, $0.10 par value, its only class of common stock, issued and outstanding on April 24, 1996.


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


Consolidated Statements of Operations (Unaudited)

                               Three Months Ended March 31,
                                   1996              1995
Revenues:
Net sales                   $12,999,800       $14,448,300
Other income                     67,800           175,500
                             ____________________________
                             13,067,600        14,623,800

Costs and Expenses:
Cost of sales                 4,403,900         4,048,600
Advertising                   5,349,400         6,563,800
Selling                       2,094,900         2,264,600
General and administrative    1,574,900         1,522,600
Interest                        283,700           175,300
                             ____________________________
                             13,706,800        14,574,900
Income (loss)                ____________________________
  from operations              (639,200)           48,900
Provision for income taxes            -            18,800
                             ____________________________
Net income (loss)           $  (639,200)       $   30,100

Net income (loss)
  per common share (Note 2) $     (0.06)       $        -

Consolidated Statements of Cash Flow (Unaudited)

                               Three Months Ended March 31,

Increase (Decrease) in
  Cash and Cash Equivalents        1996              1995

Cash flows from operating
  activities:
Net income (loss)           $   (639,200)      $   30,100
                             ____________________________
Adjustments to reconcile
  net income (loss) to net
  cash provided by operating
  activities:
Depreciation and
  amortization                   280,800          214,200
Provision for doubtful
  accounts receivable             67,700           71,400
Compensation expense of
  employee stock plans                 -          143,800
Change in assets and
  liabilities:
Receivables                   (1,979,300)        (427,600)
Inventories                      711,400         (211,300)
Prepaid expenses                (133,300)        (117,800)
Other assets                     371,000         (170,900)
Accounts payable and
  accrued expenses               702,100        2,093,900
                             ____________________________
Total adjustments to
  net income (loss)               20,400        1,595,700
                             ____________________________
Net Cash Provided (Used)
  by Operating Activities       (618,800)       1,625,800
                             ____________________________

Cash flows from investing
  activities:

Additions to property,
  plant and equipment           (599,100)      (3,823,800)
                             ____________________________
Net Cash Used by
  Investing Activities          (599,100)      (3,823,800)
                             ____________________________

Cash flows from
  financing activities:

Proceeds from exercise
  of stock options                     -           61,300
Proceeds from short-term
  borrowings                     150,700          154,700
Principal payments on
  short-term borrowings          (45,000)         (42,200)
Proceeds from long-term
  borrowings                       7,400                -
Principal payments on
  long-term borrowings           (15,800)          (8,600)
Increase in bond sinking fund   (266,600)               -
Decrease in restricted cash            -        3,045,900
                             ____________________________
Net Cash Provided (Used)
  by Financing Activities       (169,300)       3,211,100
                             ____________________________

Net Increase (Decrease) in
  Cash and Cash Equivalents   (1,387,200)       1,013,100
Cash and Cash Equivalents,
  beginning of period          4,761,500        3,754,900
                             ____________________________
Cash and Cash Equivalents,
  end of period               $3,374,300       $4,768,000
                             ____________________________

Supplemental disclosures:
Cash paid during the period for:

Interest (net of $30,300 and
  $134,500 capitalized in 1996
  and 1995 respectively)      $  115,900       $   81,400
Income taxes                  $  713,100       $  540,000
Noncash investing and
  financing activities:
Dividends accrued             $        -       $  989,000
Construction commitments      $        -       $2,700,000

See Notes to Consolidated Financial Statements



Scott's Liquid Gold-Inc. & Subsidiaries
Consolidated Balance Sheets

March 31, 1996 (Unaudited) and December 31, 1995

ASSETS
                                    1996                 1995

Current assets:
Cash and cash equivalents    $ 3,374,300        $ 4,761,500
Trade receivables  (Note 3)    4,988,100          3,076,500
Inventories:
Finished goods                  2,719,400         3,402,100
Raw materials                   2,141,300         2,170,000
Prepaid expenses                  564,300           431,000
Deferred tax assets               503,500           503,500
                               ____________________________
Total current assets           14,290,900        14,344,600

Property, plant and equipment
at cost                        29,424,500        28,825,400
Less accumulated depreciation   8,506,900         8,249,900
                               ____________________________
                               20,917,600        20,575,500
Other assets                      346,300           741,100
                               ____________________________
                              $35,554,800       $35,661,200

LIABILITIES & SHAREHOLDERS' EQUITY
                                    1996              1995

Current liabilities:
Notes payable                $   105,700       $         -
Accounts payable               5,554,000         3,347,100
Accrued expenses               1,921,500         3,426,300
Current maturities of
  long-term debt               1,074,600         1,074,600
                               ____________________________
Total current liabilities      8,655,800         7,848,000
Long-term debt                10,199,300        10,474,300
Deferred income taxes            729,900           729,900
                               ____________________________
                              19,585,000        19,052,200

Shareholders' equity (Note 2):
Common stock                   1,003,100         1,003,100
Capital in excess of par       4,719,000         4,719,000
Retained Earnings             10,247,700        10,886,900
                               ____________________________
Shareholders' equity          15,969,800        16,609,000
                               ____________________________
                             $35,554,800       $35,661,200

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1

In the opinion of management, the financial information in this report reflects all adjustments necessary for a fair presentation of the results for the interim periods.

NOTE 2

Per share data for 1996 was determined by using the weighted average number of common shares outstanding during the period. Common equivalent shares were not considered because their inclusion would have been anti-dilutive.

Per share data for 1995 was determined by using the weighted average number of common and common equivalent shares outstanding, using the treasury stock method.

Average shares outstanding used in the above computations were 10,030,900 for 1996 and 10,280,900 for 1995.

At March 31, 1996 there were 20,000,000 shares of the Company's $.10 par value common stock authorized. The Company's shareholders at the annual meeting will consider an increase in the authorized shares of the Company.

NOTE 3

Allowances for doubtful accounts at March 31, 1996 and December 31, 1995 were $571,800 and $501,100 respectively.


Market Information

The high and low prices or bid quotations of Scott's Liquid Gold-Inc. common stock as traded on the New York Stock Exchange commencing November 23, 1994, nd prior to that date on Nasdaq National Market, were as follows:

                          High           Low
Three Months Ended        Bid            Bid

June 30, 1994            7-3/4           3-3/8
September 30, 1994       7-3/8           3-3/4
December 31, 1994        6-11/16         3-7/8
March 31, 1995           6               5-1/8
June 30, 1995            5-5/8           3-3/4
September 30, 1995       4-3/4           3-1/4
December 31, 1995        3-5/8           2-1/2
March 31, 1996           3               2-1/2


The above quotations prior to November 23, 1994 represent prices between dealers, and do not include retail mark-up or commissions; nor do they


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


GENERAL

     The Company manufactures and markets household chemical products, skin care products and cigarette filters. In early 1992, the Company entered into the cosmetics business, introducing a new line of skin care products, Alpha Hydrox, which is sold throughout the United States. Sales of the cosmetics line were $15.8 million in 1993, $30.6 million in 1994 and $31.6 million in 1995. As a result, net income increased from $373,800 in 1992 to $2,928,700 in 1993, and to $5,851,500 in 1994. However, in 1995, net income declined to $2,823,400 due to heavy advertising of cosmetics products and a decline of 12.3% in sales of the Company's household chemical products. For a variety of reasons, which are explained below, the Company experienced an operating loss for the first quarter of 1996.

RESULTS OF OPERATIONS

SUMMARY OF RESULTS AS A PERCENTAGE OF NET SALES

                               (Audited)        Three Months
                                                   Ended
                              Year Ended          March 31,
                             Dec. 31, 1995      1996     1995
Net sales

 Scott's Liquid Gold
  household products               36.8%        37.1%    36.3%
 Neoteric Cosmetics                61.1%        61.0%    61.7%
 Aquafilters                        2.1%         1.9%     2.0%
                              _______________________________

Total net sales                   100.0%       100.0%   100.0%

Cost of sales                      28.2%        33.9%    28.0%
                              _______________________________
Gross profit                       71.8%        66.1%    72.0%
Other revenue                       1.0%         0.5%     1.2%
                              _______________________________
                                   72.8%        66.6%    73.2%

Operating expenses                 62.4%        69.4%    71.7%

Interest                            1.6%         2.2%     1.2%
                              _______________________________
                                   64.0%        72.9%    71.6%
                              _______________________________
Income (loss) before                8.8%        (5.0%)    0.3%
  income taxes



                       THREE MONTHS ENDED MARCH 31, 1996
                 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

     Consolidated net sales for the first quarter of 1996 were $12,999,800 vs. $14,448,300 for the first three months of 1995, a decrease of $1,448,500 or
about  10%.   Average selling prices for the first quarter of 1996 were higher than those of the first quarter of 1995 by $168,600, prices of household chemical products being down by $89,300 (almost all of which related to Touch of Scent), offset by an increase in average selling prices of cosmetics products of $257,900.

     During the first quarter of 1996, net sales of cosmetics products accounted for 61.0% of consolidated net sales compared to 61.7% for the first quarter of 1995. Net sales of these products for those periods were $7,931,700 in 1996 compared to $8,915,800 in 1995, a decrease of $984,100 or
11.0 %. Of that decrease, over $700,000 pertained to sales of Men's After Shave Lotion, a product discontinued by the Company. Sales of Alpha Hydrox products have now declined for two consecutive quarters. To the Company's knowledge, industry-wide sales of skin care products containing alpha hydroxy acids have flattened, both in the prior year and for the first quarter of 1996. In addition, the Company believes that declines in sales of its products are attributable to increased competition, particularly from private label products containing alpha hydroxy acids. As was set forth in the Company's 1995 Annual Report, `no assurance can be given that 1996 sales of the Company's skin care products will exceed or be the same as those of 1995.''

     Sales of household chemical products for the first quarter of 1996 accounted for 37.1% of consolidated net sales compared to 36.3% for the same quarter of 1995. These products are comprised of Scott's Liquid Gold for Wood, a wood cleaner which preserves as it cleans, and Touch of Scent, a room air freshener. During the three months ended March 31, 1996, sales of household chemical products were $4,825,000 compared to $5,251,200 for the first three months of 1995, a decrease of $426,200 or 8.1%. Sales of Scott's Liquid Gold for wood were down by $53,600, a decrease of 2.0%, and sales of Touch of Scent were down by $372,600 or 14.2%. As indicated below, advertising levels for household chemical products decreased in the first quarter of 1996 compared to the same period of 1995; and there was no television advertising in the first quarter of 1996 for Touch of Scent products. Touch of Scent sales have now declined for 7 consecutive quarters (in the aggregate, by $2,467,000). In an effort to increase sales of its air fresheners in the future, the Company is now using a new concentrated formula and is test marketing a new variety of highly decorative dispensers.

     Net sales of Aquafilters, a disposable cigarette filter,  represented
1.9% of consolidated net sales during the first quarter of 1996 compared to 2.0% for the comparable quarter of 1995. Such sales were lower in 1996 than in 1995 by $38,200, a decrease of 13.6%. Over the last several years, sales of Aquafilters have declined. For this reason, the Company has, from time to time, actively attempted to sell Aquafilter's land and building. (Such property is currently not listed for sale.) The Company expends very little money to advertise this product.

     On a consolidated basis, cost of goods sold was $4,403,900 during the first quarter of 1996 compared to $4,048,600 for the same quarter of 1995, an increase of 8.8% (on a decrease in sales of 10%). As a percentage of consolidated net sales, cost of goods sold was 33.9% for the first quarter of 1996 vs. 28.0% in 1995, an increase of 21.1%. For simplicity, in order to analyze the change in cost of goods as a percentage of consolidated net sales, the explanation which follows assumes that, for the first quarter of 1995, identical products and quantities thereof were sold as were sold in the first quarter of 1996.

     During the first quarter of 1996, costs of raw materials increased by $417,800. Raw material costs for Touch of Scent increased by $450,600, which was offset by a net reduction of $32,800 in raw material costs for other products (Scott's Liquid Gold being up by $31,500 and Alpha Hydrox being down by $64,300). The increase in the cost of raw materials for Touch of Scent was primarily attributable to the reformulation of refill units to meet regulatory requirements, particularly those of the State of California.

     Due to the addition of a new plant facility, including machinery and equipment, depreciation and property taxes increased during the first quarter of 1996, as did the Company's laboratory expenses and other items classified by the Company as factory overhead. Such increases (over the first quarter of 1995), including production variances, especially in the area of under-absorbed overhead caused by lower production during the first quarter, amounted to $359,600. Direct labor for the first quarter of 1996 was greater than that of the first quarter of 1995 by $25,900.

     In total, the cost of producing the products sold in 1996 was higher than that of 1995 by $803,300. But for the increases in production costs addressed above and the 1996 average price increases, the gross profit percentage for the first three months of 1996 would have been about the same as it was for the first quarter of 1995.

     Advertising expenses for the first three months of 1996 were $5,349,400 compared to $6,563,800 for the comparable three months of 1995, a decrease of $1,214,400 or 18.5 %. Such decrease was a part of the Company's planned reduction in advertising expenditures for 1996. Of this decrease, $555,500 pertained to cosmetics products and $658,900 pertained to household chemical
products.   During the remaining three quarters of 1996, the Company  intends to spend significant amounts for advertising of its products, but at a reduced rate. The Company believes that it must continue to advertise aggressively because (i) competitive products continue to enter the marketplace and, accordingly, the Alpha Hydrox name needs be kept in front of current consumers; and (ii) advertising is essential to maintain or increase sales levels of both
the Company's cosmetics and household chemical products.   The Company
recognizes that sustaining its advertising program is highly dependent upon sales of its skin care products.

     Selling expenses for the first quarter of 1996 were $2,094,900 compared to $2,264,600 for the comparable quarter of 1995, a decrease of $169,700 or 7.5%. Of that decrease, $116,600 is attributable to a decrease in shipping expenses and sales commissions (which vary with sales volume), $73,900 relates to decreased costs of slotting and couponing, and $32,600 to telemarketing expenses, all offset by a variety of net increases and decreases in other selling expenses, none of which, by itself, was material. Administrative expenses were higher in the first quarter of 1996 than those of the first quarter of 1995 by $52,300, an increase of 3.4%.

     Interest expense for the first quarter of 1996 was greater than that of the comparable quarter of 1995 by $108,400, an increase of 61.8%, which was due to a decrease in the amount of interest capitalized during the construction of the Company's physical facilities. (See Liquidity and Capital Resources below.) Other income decreased by $107,700 during the quarter ended March 31, 1996 compared to the same quarter of 1995 due to the investment during 1994 and 1995 of the net proceeds of the Company's bond issue (see Liquidity and Capital Resources below).

     During the first quarter of 1996 and 1995, expenditures for research and development were not material (under 1% of revenues).

 LIQUIDITY AND CAPITAL RESOURCES

     On July 29, 1994, the Company consummated a $12 million bond issuance to finance the expansion of the Company's Denver facilities. This expansion, necessitated by the growth of the Company's wholly-owned subsidiary, Neoteric Cosmetics, Inc., manufacturer of Alpha Hydrox skin care products, included construction of a 74,600 square foot office building, replacing a smaller, existing office structure; and an additional 52,000 square feet of manufacturing and warehouse space at an aggregate cost of approximately $13.65 million , including the cost of furniture, fixtures and equipment. Construction of the project began in August of 1994 and was completed in January, 1996.

     After expenses (including an underwriter's commission) and repayments of certain indebtedness, the net proceeds of the bond issuance available for
construction of the expanded facilities was $8,861,300.   The net proceeds of
the bond issue were disbursed over the construction period to cover building costs as such costs were incurred and certified by the project's architect. Because the cost of the construction project, including machinery and office furnishings, was approximately $13.65 million, the Company needed to generate, prior to the completion of the project, approximately $4.8 million from operations to pay for the entire project. All bond proceeds had been paid out prior to December 31, 1995. Also, at this time, all moneys required to be paid out of Company funds has been paid.

     Interest on the $12 million bond issue is payable semi-annually beginning on January 1, 1995 at the rate of 10% per annum. (The January 1996 interest payment was made in a timely manner. There is no reason to believe that the interest payment due on July 1, 1996 will not be made as is required by the Bond
Indenture.)   A sinking fund payment of $1 million is required annually, with a first payment in 1995. That requirement was fulfilled prior to the end of 1995. Currently, the Company is voluntarily paying $183,333 each month to the Trustee to cover future interest and sinking fund payments. The Trustee, at the Company's request, holds such moneys in accounts to which the Company has no access.

     Among other things, the Bond Indenture requires that the Company maintain a current ratio of at least 1.0:1 while the bonds are outstanding, and further requires that the Company maintain a ratio of consolidated funded debt (reduced by any amount held in the bond sinking fund) to consolidated net worth of not more than 1.5:1. Both of the foregoing requirements were met at March 31, 1996. The Bond Indenture also states that the Company may not declare or pay any dividend or distribution on its equity securities, purchase or otherwise acquire securities of the Company, or incur any additional consolidated funded debt if, after giving effect to the action, the ratio of consolidated funded debt (reduced by amounts held in the bond sinking fund) to consolidated net worth would exceed 1.25 to 1 on January 1, 1996 and thereafter. The bonds are secured by a first deed of trust on the Company's Denver land and buildings, including new structures financed by the bond issuance.

     During the first quarter of 1996, the Company's working capital decreased by $861,500, and concomitantly, its current ratio (current assets divided by current liabilities) decreased from 1.83:1 at December 31, 1995 to 1.65:1 at March 31, 1996. This decrease in working capital is attributable to a net loss in the first quarter of $639,200, capital expenditures in excess of depreciation of $342,100, and reductions of long-term debt of $275,000; all offset by a decrease in other assets of $394,800. At March 31, 1996, the ratio of consolidated funded debt to consolidated net worth was .64:1.

     Other assets were $394,800 less than those at December 31, 1995 primarily due to the completion of the Company's construction project. Contract commitments at the end of 1995 were estimated to be $371,000 which was recorded on the Company's books as an other asset offset by a current liability at year end.

OTHER

     As previously reported, the Company is a defendant in an environmental lawsuit brought by the United States Justice Department at the request of the United States Army, alleging contribution by the Company's Denver facilities to contamination in a groundwater aquifer underlying a portion of the Rocky Mountain Arsenal. Discovery in the case was completed in April, 1996. No trial date has yet been scheduled. The Company continues to believe strongly that the lawsuit is unjustified and is mounting a vigorous defense.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

See "Other" in item 2 of Part I of this Report for information concerning a lawsuit against Scott's Liquid Gold-Inc. (the "Company") involving the Rocky Mountain Arsenal. Additional information regarding this lawsuit is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The court has now scheduled the commencement of the trial in this case for September 30, 1996.

In May, 1996, a lawsuit was commenced against Neoteric Cosmetics, Inc., an individual, and three other cosmetics manufacturers alleging infringement of certain patents. Neoteric Cosmetics is a wholly-owned subsidiary of the Company which manufactures and sells skin care products under the name Alpha Hydrox.
The lawsuit is TriStrata Technology, Inc., plaintiff v. Neoteric Cosmetics, Inc., et al., filed in the United States District Court for the District of Delaware, Civil Action No. 96-227. The plaintiff claims to be the assignee of four patents relating to the use of alpha hydroxy acids to treat or reduce cosmetic conditions, particularly wrinkles or fine lines. Three of the patents were issued in 1995; and one, which was issued in 1992, was the subject of a re-examination completed in 1995. The individuals to whom the patents were issued and who are involved in the plaintiff were also claimants in a lawsuit filed against the Company in May, 1992 which concerned other patents and which was settled on confidential terms having no material effect on the Company.


Item 2.   Changes in Securities

At its Annual Meeting of shareholders on May 1, 1996, the company adopted amendments to its articles of incorporation to increase the authorized shares of common stock to 50,000,000 shares and also to authorize 20,000,000 shares of preferred stock of the Company issuable in one or more series. The amendment regarding the preferred stock authorizes the Board of Directors, without any further shareholder action (unless such action is required in a specific case by applicable laws or regulations or stock exchange rules), to issue from time to time shares of Preferred Stock as one class without series or in one or more series and to fix by resolution the designations, preferences, limitations and relative rights of such class or each such series. The class as a whole or any series of Preferred Stock could, as determined by the Board of Directors at the time of issuance, rank, with respect to dividends, limited voting rights, redemption and liquidation rights, senior to the Company's Common Stock.

     Under the amendment, the Preferred Stock has no voting rights except for the following: (a) voting rights required by applicable law (which currently provides for a vote of a class or series for certain amendments to the articles of incorporation affecting the class or series); (b) voting rights which the Board of Directors may grant to the class or a series of the Preferred Stock with respect to any amendment of the Company's Articles of Incorporation which adversely affects any right, preference or a limitation of the class or series; and (c) voting rights which the Board of Directors may grant to the class or a series of the Preferred Stock to elect a certain number of directors of the Company if there is a failure to pay dividends on the class or series for a period of time or to make a mandatory redemption payment when due for the class or series. The terms, conditions and limitations of any such voting rights will be determined by the Board of Directors, including the number of directors to be elected and the time period for which there must be a failure to pay any dividends for voting rights to occur.

It is not possible to state the precise effects of the authorization of the preferred Stock upon the rights of the holders of the Company's Common Stock, until the Board of Directors determines the respected preferences, limitations, and relative rights of the holders of the class as a whole or of any series of the Preferred Stock. Such effects might include: (a) reduction of the amount otherwise available for the payment of dividends on Common Stock, to the extent dividends are payable on any issued Preferred Stock; (b) restrictions on dividends on the Common Stock; (c) voting rights of any series or the class of Preferred Stock to vote separately, or to vote with the Common Stock, on limited matters as indicated above; (d) conversion of the Preferred Stock into Common Stock at such prices as the Board determines, which could include issuance at below the fair market value or original issue price of the Common Stock diluting the book value per share of the outstanding Common Stock; and (e) the holders of Common Stock not being entitled to share in the Company's assets upon liquidation until satisfaction of any liquidation preference granted to holders of the Preferred Stock.

     The Company currently has no arrangements, agreements, understandings or plans for the issuance of any Preferred Stoc

Item 3.   Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

On May 1, 1996, the Company held its 1996 Annual Meeting of Shareholders.
At that meeting, the seven existing directors were nominated and re-elected as directors of the Company. These seven persons constitute all members of the Board of Directors of the Company. These directors and the votes for and withheld for each of them were as follows:



                     For                   Withheld


Jerome J. Goldstein  8,843,970             633,602
Mark E. Goldstein    8,871,970             605,602
Carolyn J. Anderson  8,873,480             604,092
Barry Shepard        8,881,960             595,612
Dennis H. Field      8,891,660             585,912
James F. Keane       8,879,460             598,112
Michael J. Sheets    8,853,515             624,057


     In addition, at the 1996 Annual Meeting, the Company's shareholders approved and adopted three amendments to the Company's Articles of Incorporation, which amendments are briefly described below and were set forth as Exhibit A to the Proxy Statement dated march 22, 1996 of the Company.

     The votes at such meeting with respect to an amendment to the Company's Articles of Incorporation to increase the authorized number of shares of the Company's Common Stock to 50,000,000 were as follows:

     For         Against       Abstain       Broker Non-Votes
     ---         -------       -------       ----------------


     8,439,116   984,771       53,685        -0-

     The votes at such meeting with respect to an amendment to the Company's Articles of Incorporation to authorize up to 20,000,000 shares of preferred stock of the Company issuable in one or more series were as follows:


     For         Against       Abstain       Broker Non-Votes
     ---         -------       -------       ----------------


     7,018,487   1,023,994     82,224        1,352,867

     The votes at such meeting with respect to an amendment to the Company's Articles of Incorporation to delete a provision on indemnification of directors and officers were as follows:


     For         Against       Abstain       Broker Non-Votes
     ---         -------       -------       ----------------

     8,753,908   621,485       102,179       -0-


Item 5.   Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a) No reports were filed by the Company on Form 8-K for the First Quarter of 1996.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                     SCOTT'S LIQUID GOLD-INC.


Date:  May 13, 1996                     BY: /s/ Mark E. Goldstein
                                                Mark. E. Goldstein,
                                                President


Date:  May 13, 1996                     BY: /s/ Barry Shepard
                                                Barry Shepard, Treasurer
                                                Principal Financial Officer