Form 10-Q
period 1996-06-30
SCOTTS LIQUID GOLD INC
filed 1996-08-13
CIK 88000

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                      FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED
                                 JUNE 30, 1996

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

                        YES  X       NO

     The Registrant had 10,030,900 common shares, $0.10 par value, its only class of common stock, issued and outstanding on August 2, 1996.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


Scott's Liquid Gold-Inc. & Subsidiaries
Consolidated Statements of  Operations (Unaudited)


                                 Three Months Ended             Six Months Ended
                                       June 30,                       June 30,

                             1996                1995           1996       1995

Revenues:

Net sales           $  10,086,900     $    14,615,600    $23,086,700  $29,063,900
Other income               54,700             122,800        122,500   298,300
                      -------------------------------------------------------------
                       10,141,600          14,738,400     23,209,200    29,362,200

Costs and Expenses:

Cost of sales           3,471,700           4,213,200      7,875,600     8,261,800
Advertising             3,923,600           6,498,700      9,273,000    13,062,500
Selling                 1,850,100           1,920,200      3,945,000     4,184,800
General and
  administrative        1,549,500           1,417,100      3,124,400     2,939,700
Interest                  315,100              99,700        598,800       275,000
                         --------------------------------------------------------------
                       11,110,000          14,148,900     24,816,800    28,723,800
                         -------------------------------------------------------------
Income (loss)
  from operations       (968,400)            589,500      (1,607,600)      638,400

Income tax
  expense (benefit)     (400,000)            227,200        (400,000)      246,000
                          ---------------------------------------------------------------
Net income (loss)     $ (568,400)       $    362,300     $(1,207,600)     $392,400
                          ---------------------------------------------------------------
Net income (loss) per
  common share (Note 2) $  (.06)        $       .04      $     (.12)      $    .04

Consolidated Statements of Cash Flows (Unaudited)


                                                 Six Months Ended
                                                     June 30,

Increase (Decrease) in Cash
  and Cash Equivalents                         1996             1995

Cash flows from operating activities:

Net income (loss)                       $(1,207,600)     $   392,400
                                        ----------------------------

Adjustments to reconcile net
  income to net cash provided
  by operating activities:

Depreciation and amortization               560,200          428,300

Provision for doubtful
  accounts receivable                       135,500          129,000

Compensation expense of
  employee stock plans                            -          255,700

Change in assets and liabilities:

  Receivables                              (825,100)      (1,458,900)
  Inventories                             1,113,900          343,900
  Prepaid expenses                          (44,000)          (8,100)
  Other assets                              371,000        4,572,200
  Accounts payable
    and accrued expenses                   (412,300)       2,566,400
                                          --------------------------

Total adjustments to
  net income (loss)                         899,200        6,828,500
                                          --------------------------

Net Cash Provided (Used)
  by Operating Activities                  (308,400)       7,220,900
                                          --------------------------
Cash flows from investing activities:

Purchase of property,
  plant and equipment                      (813,800)     (6,613,800)

Net Cash Used by
  Investing Activities                     (813,800)     (6,613,800)
                                           -------------------------

Cash flows from financing activities:

Proceeds from  exercise of
  stock options                                   -         172,300

Proceeds from short-term borrowings         150,700         154,700

Principal payments on
  short-term borrowings                     (90,000)        (84,400)

Proceeds from long-term borrowings            7,400               -

Principal payments on long-term
  borrowings                                (34,900)        (17,400)

Increase in bond sinking fund              (438,800)              -

Dividends paid                                    -        (989,000)
                                           ------------------------

Net Cash Used by
  Financing Activities                    (405,600)       (763,800)

Net Decrease in Cash and
  Cash Equivalents                      (1,527,800)       (156,700)

Cash and Cash Equivalents,
  beginning of period                    4,761,500       3,754,900
                                         -------------------------

Cash and Cash Equivalents,
  end of period                        $3,233,700      $ 3,598,200
                                        --------------------------

Supplemental disclosures:

Cash paid during the period for:

Interest (net of $30,300 and
  $351,300 capitalized in 1996
   and 1995 respectively)               $ 576,700     $   240,200

Income taxes                            $ 713,200     $   577,500

Noncash investing and
  financing activities:

Construction commitments                $       -     $ 2,196,000


See Notes to Consolidated Financial Statements

Consolidated Balance Sheets

June 30, 1996 (Unaudited) and December 31, 1995

ASSETS
                                           1996             1995
Current Assets:

Cash                              $   3,233,700       $4,761,500
Trade receivables (Note 3):           3,766,100        3,076,500
Inventories:
Finished goods                        2,231,500        3,402,100
Raw materials                         2,226,700        2,170,000
Prepaid expenses                        475,000          431,000
Deferred tax assets                     503,500          503,500
                                       -------------------------
Total current assets                 12,436,500       14,344,600


Property, plant and equipment
  at cost                            29,637,000       28,825,400
Less accumulated depreciation         8,761,300        8,249,900
                                     ---------------------------
                                     20,875,700       20,575,500
Other assets                            323,500          741,100
                                        ------------------------
                                  $  33,635,700      $35,661,200

LIABILITIES & SHAREHOLDERS' EQUITY
                                     1996              1995
Current liabilities:

Notes payable                   $    60,700        $       -
Accounts payable                  5,042,400        3,347,100
Accrued expenses                  1,318,700        3,426,300
Current maturities of
  long-term debt                   1,074,600       1,074,600
                                  --------------------------
Total current liabilities          7,496,400       7,848,000

Long-term debt                    10,008,000      10,474,300
Deferred income taxes                729,900         729,900
                                    ------------------------
                                  18,234,300      19,052,200

Shareholders' equity (Note 2):

Common stock                       1,003,100       1,003,100
Capital in excess of par           4,719,000       4,719,000
Retained Earnings                  9,679,300      10,886,900
                                   -------------------------
Shareholders' equity              15,401,400      16,609,000
                                 ---------------------------
                                 $33,635,700     $35,661,200

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

     Average shares outstanding used in the above computations were 10,030,900 for the three and six months ended June 30, 1996, and 10,276,400 and 10,282,700 respectively for the three and six months ended June 30, 1995.

     At June 30, 1996 there were authorized 50,000,000 shares of the Company's $.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series.


NOTE 3

     Allowance for doubtful accounts at June 30, 1996 and December 31, 1995 were $447,400 and $501,100 respectively.

Market Information

The high and low prices or bid quotations of Scott's Liquid Gold-Inc. common stock as traded on the New York Stock Exchange commencing November 23, 1994, and prior to that date on Nasdaq or Nasdaq National Market, were as follows:

                           High        Low
Three Months Ended          Bid        Bid

September 30, 1994        7-3/8      3-3/4
December 31, 1994         6-11/16    3-7/8
March 31, 1995            6          5-1/8
June 30, 1995             5-5/8      3-3/4
September 30, 1995        4-3/4      3-1/4
December 31, 1995         3-5/8      2-1/2
March 31, 1996            3          2-1/2
June 30, 1996             3          1-3/4

The above quotations prior to November 23, 1994 represent prices between dealers, and do not include retail mark-up or commissions; nor do they represent actual transactions.

Item 2.   Management's Discussion and Analysis of Financial Condition and

Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company manufactures and markets household chemical products, skin care products and cigarette filters. In early 1992, the Company entered into the cosmetics business, introducing a new line of skin care products, Alpha Hydrox, which is sold throughout the United States. Sales of the cosmetics line were $15.8 million in 1993, $30.6 million in 1994 and $31.6 million in 1995. As a result, net income increased from $373,800 in 1992 to $2,928,700 in 1993, and to $5,851,500 in 1994. In 1995, net income declined to $2,823,400 due to heavy advertising of cosmetics products and a decline of 12.3% in sales of the Company's household chemical products. For a variety of reasons which are explained below, the Company experienced a decrease in sales and an operating loss during the first half of 1996.

Results of Operations

Summary of Results as a Percentage of Net Sales

                                                  (Audited)

                                                     Year         Six Months
                                                     Ended           Ended
                                                  December 31,      June 30,

                                              1995               1996       1995
Net sales

Scott's Liquid Gold household products           36.8%          37.1%      35.2%
Neoteric Cosmetics                               61.1%          60.6%      62.9%
Aquafilters                                       2.1%           2.3%       1.9%
                                                  ------------------------------
Total net sales                                 100.0%         100.0%     100.0%
Cost of sales                                    28.2%          34.1%      28.4%
                                                 -------------------------------
Gross profit                                     71.8%          65.9%      71.6%
Other revenue                                     1.0%           0.5%       1.0%
                                                 -------------------------------
                                                 72.8%          66.4%      72.6%
                                                 -------------------------------
Operating expenses                               62.4%          70.8%      69.5%
Interest                                          1.6%           2.6%       0.9%
                                                 -------------------------------
                                                 64.0%          73.4%      70.4%
                                                 -------------------------------
Income (loss) before income taxes                 8.8%          (7.0%)      2.2%
                                                 -------------------------------


Six Months Ended June 30, 1996
Compared to Six Months Ended June 30, 1995

     Consolidated net sales for the first half of 1996 were $23,086,700 vs. $29,063,900 for the first six months of 1995, a decrease of $5,977,200 or about 20.6%. Average selling prices for the first six months of 1996 were higher than those of the first half of 1995 by $31,300, prices of household chemical products being up by $174,400 (most of which related to Touch of Scent), offset by a decrease in average selling prices of cosmetics products of $143,100.

     During the first half of 1996, net sales of cosmetics products accounted for 60.6% of consolidated net sales compared to 62.9% for the first half of 1995. Net sales of these products for those periods were $13,990,000 in 1996 compared to $18,285,400 in 1995, a decrease of $4,295,400 or 23.5%. Of that decrease, nearly $1,550,000 pertained to sales of Men's After Shave Lotion, a product discontinued by the Company in late 1995 due to a lack of consumer interest, and about $1,275,000 pertained to a decrease in sales of the Company's body wash products which are subject to intense price competition. The Company believes, based upon data available to it, that sales of skin care products containing alpha hydroxy acids began to flatten in 1995 and have continued to do so in 1996. Sales of the Company's Alpha Hydrox product line have now declined for three consecutive quarters, a circumstance which Management is endeavoring to improve over a reasonable time period. Such improvement would rely, for the most part, upon the development and introduction of new products (some are currently being introduced) and the Company's ability to promote such products through advertising. In addition to decreases in sales of Men's After Shave Lotion and Body Wash products, the Company attributes declines in sales of its basic alpha hydroxy acid products to increased competition, particularly to competition from private label products containing alpha hydroxy acids and to a reduction in its advertising expenditures during 1996.

     Sales of household chemical products for the first six months of 1996 accounted for 37.1% of consolidated net sales compared to 35.2% for the same period of 1995. These products are comprised of "Scott's Liquid Gold for Wood", a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener. During the first half of 1996, sales of household chemical products were $8,576,100 compared to $10,239,900 for the first six months of 1995, a decrease of $1,663,800 or 16.3%. During those two six month periods, sales of "Scott's Liquid Gold" for wood decreased from $5,475,000 to $4,967,500 (down by $507,500 or 9.3%), and sales of "Touch of Scent" decreased from $4,764,900 to $3,608,600 (down by $1,156,300 or 24.3%). Touch of Scent sales have now declined for eight consecutive quarters. In an effort to increase sales of its air fresheners, the Company is currently test marketing a new variety of decorative fixtures to dispense new, concentrated formulae now contained in its refill units.

     Net sales of "Aquafilters", a disposable cigarette filter, represented 2.3% of consolidated net sales during the first six months of 1996 compared to 1.9% for the comparable half of 1995. Such sales were lower in 1996 than in 1995 by $18,000, a decrease of 3.3%. Over the last several years, sales of Aquafilters have declined. For this reason, the Company has, from time to time, actively attempted to sell Aquafilter's land and building. Currently, such property is not listed for sale. The Company expends very little money to advertise this product.

     On a consolidated basis, cost of goods sold was $7,875,600 during the first half of 1996 compared to $8,261,800 for the comparable period of 1995, a decrease of 4.7% (on a decrease in sales of 20.6%). As a percentage of consolidated net sales, cost of goods sold was 34.1% in 1996 vs. 28.4% in 1995, an increase of 20.0%. For simplicity, the explanation which follows assumes that, for the first half of 1995, identical products and quantities thereof were sold as were sold in the first half of 1996.

     During the first half of 1996, costs of raw materials were greater than those of the first half of 1995 by $789,200. Raw material costs increased by $620,500 for Touch of Scent, $47,400 for Scott's Liquid Gold, and $121,300 for Alpha Hydrox. The increase in the cost of raw materials for Touch of Scent was primarily attributable to the reformulation of refill units to meet regulatory requirements, particularly those of the State of California.

     Due to the addition of a new plant facility, including machinery and equipment, depreciation and property taxes increased during the first half of 1996, as did the Company's laboratory expenses and other items classified by the Company as factory overhead. Such increases (over the first half of 1995), including production variances, particularly in regard to under-absorbed overhead caused by lower production, amounted to $601,500. Direct labor for the first half of 1996 was greater than that of the first six months of 1995 by $21,200.

     In total, the cost of producing the products sold in 1996 was higher than that of 1995 by $1,411,900. Were it not for this increase in production costs, the gross profit percentage for the first six months of 1996, calculated with sales reduced by the 1996 average price increase, would have been about the same as it was for the first half of 1995.

     Advertising expenses for the first six months of 1996 were $9,273,000 compared to $13,062,500 for the comparable six months of 1995, a decrease of $3,789,500 or 29.0%. Such decrease was a part of the Company's planned reduction in advertising expenditures for 1996. Of this decrease, $3,512,600 pertained to cosmetics products and $277,600 pertained to household chemical products, both offset by an increase in advertising expenses for Aquafilter Corporation of $700. During the last half of 1996, the Company intends to advertise its products at a substantially reduced rate. However, as a matter of sound business judgment, the Company believes that, whenever it is fiscally responsible to do so, it must continue to advertise aggressively because (i) the market for skin care products is highly competitive and, accordingly, the Alpha Hydrox name needs to be kept in front of current consumers; and (ii) advertising is essential to maintain or increase sales levels of both the Company's cosmetics and household chemical products. The Company recognizes that sustaining its advertising program is highly dependent upon sales of its skin care products.

     Selling expenses for the first half of 1996 were $3,945,000 compared to $4,184,800 for the comparable period of 1995, a decrease of $239,800 or 5.7%. Of that decrease, $311,000 is attributable to a decrease in shipping expenses and sales commissions (which vary with sales volume), and $122,300 relates to decreased costs of slotting and couponing; all offset by an increase in expenses for promotional goods of $104,700 and a net increase of $88,800 in a variety of other selling expenses, none of which, by itself, was material.

     Administrative expenses were higher in the first half of 1996 than those of the first six months of 1995 by $184,700, an increase of 6.3%. Of that increase, $193,600 pertains to increased salaries, wages, and fringe benefits, $95,900 to increased property taxes and depreciation, and $7,800 pertains to an increase in a variety of other expenses, none of which was significant; all offset by a decrease in legal and professional fees of $112,600.

     Interest expense for the first half of 1996 was greater than that of the comparable period of 1995 by $323,800, an increase of 117.8%, which was due to a decrease in the amount of interest capitalized during the construction of the Company's physical facilities. (See Liquidity and Capital Resources below.) Other income decreased by $175,800 during the first half of 1996 compared to the same six months of 1995 when a portion of the net proceeds of the Company's bond issue was available for short-term investment (see Liquidity and Capital Resources below).

     During the first half of 1996 and 1995, expenditures for research and development were not material (under 1% of revenues).


Three Months Ended June 30, 1996
Compared to Three Months Ended June 30, 1995

     Consolidated net sales for the second quarter of 1996 were $10,086,900 vs. $14,615,600 for the second quarter of 1995, a decrease of $4,528,700 or about 31.0%. Average selling prices for the three months ended June 30, 1996 were lower than those of the second quarter of 1995 by $137,300, prices of household chemical products being up by $263,700 (most of which related to Touch of Scent), offset by a decrease in average selling prices of cosmetics products of $401,000.

     During the second quarter of 1996, net sales of cosmetics products accounted for 60.1% of consolidated net sales compared to 64.1% for the second quarter of 1995. Net sales of these products for those periods were $6,058,300 in 1996 compared to $9,369,600 in 1995, a decrease of $3,311,300 or 35.3%. Of that decrease, about $825,000 pertained to sales of Men's After Shave Lotion, a product discontinued by the Company in late 1995 due to a lack of consumer interest, and about $975,000 pertained to a decrease in sales of the Company's body wash products which are subject to intense price competition. The Company believes, based upon data available to it, that sales of skin care products containing alpha hydroxy acids began to flatten in 1995 and have continued to do so in 1996. Sales of the Company's Alpha Hydrox product line have now declined for three consecutive quarters, a circumstance which Management is endeavoring to improve over a reasonable time period. Such improvement would rely, for the most part, upon the development and introduction of new products (some are currently being introduced) and the Company's ability to promote such products through advertising. In addition to the decreases in sales of specific Alpha Hydrox products described above, the Company believes that the decline in sales of its basic alpha hydroxy acid products is due, at least in part, to increased competition, particularly to competition from private label products containing alpha hydroxy acids.

     Sales of household chemical products for the second quarter of 1996 accounted for 37.2% of consolidated net sales compared to 34.1% for the same period of 1995. These products are comprised of "Scott's Liquid Gold for Wood", a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener. During the second three months of 1996, sales of household chemical products were $3,751,100 compared to $4,988,700 for the second quarter of 1995, a decrease of $1,237,600 or 24.8%. During those two three month periods, sales of "Scott's Liquid Gold" for wood decreased from $2,856,100 to $2,402,200 (down by $453,900 or 15.9%), and sales of "Touch of Scent" decreased from $2,132,600 to $1,348,900 (down by $783,700 or 36.7%). Touch of Scent sales have now declined for eight consecutive quarters. In an effort to increase sales of its air fresheners, the Company is currently test marketing a new variety of decorative fixtures to dispense new, concentrated formulae now contained in its refill units.

     Net sales of "Aquafilters", a disposable cigarette filter, represented 2.7% of consolidated net sales during the second quarter of 1996 compared to 1.8% for the comparable quarter of 1995. Such sales, for the quarter, were higher in 1996 than in 1995 by $20,200, an increase of 7.9%. Irrespective of that increase, sales of Aquafilters have declined over the past several years. For this reason, the Company has, from time to time, actively attempted to sell Aquafilter's land and building. Currently, such property is not listed for sale. The Company expends very little money to advertise this product.

     On a consolidated basis, cost of goods sold was $3,471,700 during the second quarter of 1996 compared to $4,213,200 for the comparable quarter of 1995, a decrease of 17.6% (on a decrease in sales of 31.0%). As a percentage of consolidated net sales, cost of goods sold was 34.4% in 1996 vs. 28.8% in 1995, an increase of 19.0%. For simplicity, the explanation which follows assumes that, for the second quarter of 1995, identical products and quantities thereof were sold as were sold in the second quarter of 1996.

     During the three months ended June 30, 1996, costs of raw materials were greater than those of the second quarter of 1995 by $411,900. Raw material costs increased by $210,400 for Touch of Scent, $15,900 for Scott's Liquid Gold, and $185,600 for Alpha Hydrox. The increase in the cost of raw materials for Touch of Scent was primarily attributable to the reformulation of refill units to meet regulatory requirements, particularly those of the State of California. As noted in the first paragraph of the discussion of the second quarter, price increases for Touch of Scent more than offset the increase in raw materials costs during the second quarter of 1996. A substantial portion of the increase in material costs of Alpha Hydrox products related to repackaging of the Men's After Shave Lotion, a product discontinued by the Company.

     Due to the addition of a new plant facility, including machinery and equipment, depreciation and property taxes increased during the second quarter of 1996 over the same quarter of 1995, as did the Company's laboratory expenses and other items classified by the Company as factory overhead. Such increases, including production variances, amounted to $204,300. Direct labor for the second quarter of 1996 was less than that of 1995 by $4,600.

     In total, the cost of producing the products sold in the second quarter of 1996 was higher than that of the same quarter of 1995 by $611,600. Were it not for this increase in production costs, the gross profit percentage for the second quarter of 1996, calculated with sales increased by the 1996 average price decrease, would have been about the same as it was for the second quarter of 1995.

     Advertising expenses for the second quarter of 1996 were $3,923,600 compared to $6,498,700 for the comparable quarter of 1995, a decrease of $2,575,100 or 39.6%. Such decrease was a part of the Company's planned reduction in advertising expenditures for 1996. Of this decrease, $2,957,000 pertained to cosmetics products, offset by an increase in advertising expenses of $381,200 for household chemical products and $700 for Aquafilters. During the last half of 1996, the Company intends to advertise its products at a substantially reduced rate. However, as a matter of sound business judgment, the Company believes that, whenever it is fiscally responsible to do so, it must continue to advertise aggressively because: (i) the market for skin care products is highly competitive and, accordingly, the Alpha Hydrox name needs to be kept in front of current consumers; and (ii) advertising is essential to maintain or increase sales levels of both the Company's cosmetics and household chemical products. The Company recognizes that sustaining its advertising program is highly dependent upon sales of its skin care products.

     Selling expenses for the quarter ended June 30, 1996 were $1,850,100 compared to $1,920,200 for the comparable quarter of 1995, a decrease of $70,100 or 3.6%. Administrative expenses for the second quarter of 1996 were $1,549,500 compared to $1,417,100 for the same quarter of 1995, an increase of $132,400 or 9.3%. Most of that increase ($112,900) pertained to increased salaries, wages, and fringe benefits.

     Interest expense for the second quarter of 1996 was greater than that of the comparable period of 1995 by $215,400, an increase of 216.0%, which was due to a decrease in the amount of interest capitalized during the construction of the Company's physical facilities. (See Liquidity and Capital Resources below.) Other income decreased by $68,100 during the second quarter of 1996 compared to the same quarter of 1995 because, in 1995, a portion of the net proceeds of the Company's bond issue remained available for short-term investment (see Liquidity and Capital Resources below).

     During both the second quarters of 1996 and 1995, expenditures for research and development were not material (under 1% of revenues).

Liquidity and Capital Resources

     On July 29, 1994, the Company consummated a $12 million bond issuance to finance the expansion of the Company's Denver facilities. This expansion, prompted by the growth of the Company's wholly-owned subsidiary, Neoteric Cosmetics, Inc., manufacturer of Alpha Hydrox skin care products, included construction of a 74,600 square foot office building, replacing a smaller, existing office structure; and an additional 52,000 square feet of manufacturing and warehouse space at an aggregate cost of approximately $13.65 million, including the cost of furniture, fixtures and equipment. Construction of the project began in August of 1994 and was completed in January, 1996.

     After expenses (including an underwriter's commission) and repayments of certain indebtedness, the net proceeds of the bond issue available for construction of the expanded facilities was $8,861,300. Such amount was disbursed over the construction period to cover building costs as such costs were incurred and certified by the project's architect. Because the cost of the construction project, including machinery and office furnishings, was approximately $13.65 million, the Company needed to generate, prior to the completion of the project, approximately $4.8 million from operations to pay for the entire project. All bond proceeds had been paid out prior to December 31, 1995. Also, at this time, all moneys required to be paid out of Company funds, with minor exceptions, has been paid.

     Interest on the $12 million bond issue is payable semi-annually beginning on January 1, 1995 at the rate of 10% per annum. (The July 1, 1996 interest payment was made in a timely manner. There is no reason to believe that the interest payment due on January 1, 1997 will not be made as is required by the Bond Indenture.) A sinking fund payment of $1 million is required annually, with a first payment in 1995. That requirement was fulfilled prior to the end of 1995. Currently, the Company is voluntarily paying $183,333 each month to the Trustee to cover future interest and sinking fund payments. The Trustee, at the Company's request, holds such moneys in accounts to which the Company has no access.

     Among other things, the Bond Indenture requires that the Company maintain a current ratio of at least 1.0:1 while the bonds are outstanding, and further requires that the Company maintain a ratio of consolidated funded debt (reduced by any amount held in the bond sinking fund) to consolidated net worth of not more than 1.5:1. Both of the foregoing requirements were met at June 30, 1996. The Bond Indenture also states that the Company may not declare or pay any dividend or distribution on its equity securities, purchase or otherwise acquire securities of the Company, or incur any additional consolidated funded debt if, after giving effect to the action, the ratio of consolidated funded debt (reduced by amounts held in the bond sinking fund) to consolidated net worth would exceed 1.25 to 1 on January 1, 1996 and thereafter. The bonds are secured by a first deed of trust on the Company's Denver land and buildings, including new structures financed by the bond issuance.

     During the first six months of 1996, the Company's working capital decreased by $1,556,500, and concomitantly, its current ratio (current assets divided by current liabilities) decreased from 1.83:1 at December 31, 1995 to 1.66:1 at June 30, 1996. This decrease in working capital is attributable to a net loss in the first half of 1996 of $1,207,600, capital expenditures in excess of depreciation of $300,200, and reductions of long-term debt of $466,300; all offset by a decrease in other assets of $417,600. At June 30, 1996, the ratio of consolidated funded debt to consolidated net worth was .65:1.

     Inventories were down at June 30, 1996 from year end by about $1,114,000 of which $995,000 pertained to Alpha Hydrox. Such reduction was intentional to aid cash flow for the period. Other assets were $417,600 less than those at December 31, 1995 primarily due to the completion of the Company's construction project. Contract commitments at the end of 1995 were estimated and recorded on the Company's books as an other asset offset by a current liability included, at year end, in accounts payable. There were no such commitments at June 30, 1996.

Other

     As previously reported, the Company is a defendant in an environmental lawsuit brought by the United States Justice Department at the request of the United States Army, alleging contribution by the Company to contamination in a groundwater aquifer underlying a portion of the Rocky Mountain Arsenal, a Superfund Site. Discovery in the case was completed in April of 1996 and trial has been set for September 30, 1996. The Company continues to believe strongly that the lawsuit is unjustified and is mounting a vigorous defense.

     In May, 1996, a lawsuit was commenced against Neoteric Cosmetics, Inc., an individual, and three other cosmetics manufacturers alleging infringement of certain patents. Neoteric Cosmetics is the Company's wholly-owned subsidiary which manufactures and sells skin care products under the name Alpha Hydrox. The lawsuit was brought by TriStrata Technology, Inc. in the United States District Court for the District of Delaware. The plaintiff claims to be the assignee of four patents relating to the use of alpha hydroxy acids to treat or reduce cosmetic conditions, particularly wrinkles or fine lines. Three of the patents were issued in 1995; and one, which was issued in 1992, was the subject of a re-examination completed in 1995. The individuals to whom the patents were issued are involved with the plaintiff and were also claimants in a lawsuit filed against the Company in May, 1992 which concerned other patents and which was settled on confidential terms having no material effect on the Company.

     The plaintiff in the lawsuit alleges that Neoteric Cosmetics contributes to and/or induces infringement of three of the four patents by selling and promoting Neoteric Cosmetics products for the purpose of visibly reducing a human skin wrinkle and/or fine lines and for the purpose of treating and/or preventing cosmetic conditions and dermatologic disorders of the human skin such as wrinkles and fine lines. The plaintiff requests damages to compensate the plaintiff for any infringement, an injunction against further infringement and treble damages because of an alleged willful and deliberate nature of infringement. In 1995, after the issuance of one of the patents involved in the lawsuit, the Company changed its advertising and packaging to remove references to wrinkles and fine lines. The Company denies the allegations of the plaintiff and intends to mount a vigorous defense.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings

     Please see "Other" in Item 2 of Part 1 of this Report which information is incorporated herein by this reference. Such information concerns certain legal proceedings.

Item 2.        Not Applicable

Item 3.        Not Applicable

Item 4.        Not Applicable

Item 5.        Not Applicable

Item 6.        Exhibits and Reports on Form 8-K

               (a)  The following document is filed as an exhibit to this
               Report:

                        3.  Restated Articles of Incorporation, as
                        amended and restated through May 1,1996.

               (b) No reports were filed by the Company on Form 8-K for the Second Quarter of 1996.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SCOTT'S LIQUID GOLD-INC.



Date:  August 12, 1996                     BY: /s/ Mark E. Goldstein
                                                  Mark. E. Goldstein,
                                                  President



Date:  August 12, 1996                     BY: /s/ Barry Shepard
                                                  Barry Shepard, Treasurer
                                                  Principal Financial Officer




                                EXHIBIT INDEX
                                -------------

       EXHIBIT                  DOCUMENT
       -------                  --------


       3.1                      Restated Articles of Incorporation,
                                as amended and restated through
                                May 1, 1996.





EXHIBIT 3.1
- -----------

                       RESTATED ARTICLES OF INCORPORATION
                                       OF
                             SCOTT'S LIQUID GOLD-INC.



KNOW ALL MEN BY THESE PRESENTS, That we,

               JEROME J. GOLDSTEIN
               IVAN L. GOLDSTEIN, and
               MAX T. GOLDSTEIN

all residents of the City and County of Denver, State of Colorado, have associated ourselves together as a corporation, under the name and style of SCOTT'S LIQUID GOLD-INC., for the purpose of becoming a body corporate and politic under and by virtue of the laws of the State of Colorado, and in accordance with the provisions of the law of said State, we do hereby execute and acknowledge in triplicate this Certificate in writing of our intention so to become a body corporate under and by virtue of said laws.

     The name and style of our company shall be SCOTT'S LIQUID GOLD-INC.

     The purpose for which this corporation is organized is to engage in the business of manufacturing, distributing, selling and promoting chemical products including a liquid wood preservative and to engage in and do any lawful act concerning any or all lawful business for which corporations may be organized under the laws of Colorado, now or hereafter in effect.

     The corporation shall have the authority to issue 50,000,000 shares of common stock, each having a par value of $0.10 per share, which shall have unlimited voting rights and shall be entitled to receive net assets of the corporation upon dissolution.

     In addition, the corporation shall have the authority to issue 20,000,000 shares of preferred stock, without par value. Such preferred stock may be issued in series. Notwithstanding the rights of common stock stated above, the entitlement of the Company's common stock to receive net assets of the corporation upon dissolution, and the voting rights of common stock of the Company, shall be subject to the voting and other rights, if any, provided to the holders of preferred stock by these Articles of Incorporation. Except for and subject to those rights expressly granted to the holders of the preferred stock, or except as may be provided by law, the holders of common stock shall have exclusively all other rights of shareholders.

     This corporation's Board of Directors shall have the authority, without shareholder action, to determine the preferences, limitations and relative rights of any preferred stock (whether in a series or as a class), including without limitation the following: (i) the designation of any series or class of preferred stock; (ii) the number of shares constituting the series or class;
(iii) voting rights, if any, complying with the limitations on voting rights stated in this Article III for preferred stock, except that no condition, limitation, or prohibition on voting shall eliminate any right to vote required by Colorado law; (iv) any redemption rights and, if provided, the terms and conditions of such redemption, including without limitation the date or dates upon or after which any preferred stock shall be redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates; (v) any sinking fund for the redemption or purchase of shares of a series or class, and, if provided, the terms and amount of such sinking fund; (vi) conversion rights and, if provided, the terms and conditions of such conversion, including provision for adjustment of the conversion rate in such events as the Board of Directors shall determine;
(vii) distribution rights, including without limitation a dividend rate and the determination of whether such rights are cumulative, noncumulative or partially cumulative; and (viii) preference rights over any other class or series of shares with respect to distributions, including without limitation any priority as to dividends and as to distributions upon the dissolution of the corporation.

     The preferred stock of the corporation shall have no voting rights except
(i) the preferred stock shall have voting rights required by applicable law (which required voting rights may be set forth in the preferences, limitations and relative rights of a class or series), (ii) any preferred stock of a class or series may have voting rights with respect to any amendment, alteration or repeal of any provisions of the corporation's Articles of Incorporation which adversely affects any right, preference or limitation of the class or series, and (iii) any preferred stock of a class or series may have voting rights to elect a certain number of directors of the corporation in the event of the corporation's failure to pay dividends on the class or series for a period of time or to make a mandatory redemption payment when due for the class or series. The Board of Directors shall, in accordance with the authority granted to Board of Directors in this Article III, determine whether any such voting rights, not required by applicable law, shall exist and shall also determine the terms, conditions and limitations of any such voting rights, including without limitation the number of and time period for any such failures to pay dividends necessary for voting rights to occur and the number of directors to be elected by a class or series after such an event."

     Our said Company is to have perpetual existence.

     The number of directors to be elected at the annual meeting of shareholders or at a special meeting called for the election of directors shall not be less than three or more than nine, the exact number to be fixed by the By-Laws.


     No shareholder shall have the pre-emptive right to acquire unissued or treasury shares of the corporation.

     Cumulative voting shall not be allowed in this corporation.

     All lawful restrictions on the sale or other disposition of shares may be placed upon all or a portion or portions of the certificates evidencing the corporation's shares.

     The officers, directors and other members of management of this corporation shall be subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which this corporation has expressed an interest as determined from time to time by the corporation's Board of Directors as evidenced by resolutions appearing in the corporation's Minutes. When such areas of interest are delineated, all such business opportunities within such areas of interest which come to the attention of the officers, directors and other members of management of this company shall be disclosed promptly to this corporation and made available to it. The Board of Directors may reject any business opportunity presented to it and thereafter any officer, director or other member of management may avail himself of such opportunity. Until such time as this corporation, through its Board of Directors, has designated an area of interest, the officers, directors and other members of management of this corporation shall be free to engage in such areas of interest on their own and this doctrine shall not limit the rights of any officer, director or other member of management of this corporation to continue a business existing prior to the time that such area of interest is designated by this corporation. This provision shall not be construed to release any employee of the corporation (other than an officer, director of member of management) from any duties which he may have to the corporation.

     No action of the corporation shall be in any way affected or invalidated by reason of any of the directors, officers or other members of management of this corporation being pecuniarily or otherwise interested either in their individual capacities or as a director, officer or other member of management of another corporation or association which is so interested, provided only that the fact of such interest is known or disclosed to the Board of Directors of this corporation at the time such action is taken. Any member of the Board of Directors of this corporation who is so interested in a proposed action, in either capacity, may be counted in determining the existence of a quorum at any meeting of the Board of Directors of this corporation at which the proposed action is considered, and may vote at such meeting to authorize the action, with like force and effect as if he were not so interested.

     The Board of Directors of this corporation is authorized to adopt, confirm, ratify, alter, amend, rescind and repeal By-Laws or any portion thereof from time to time.

     A director of the corporation shall not be liable to the corporation or its shareholders for monetary damages for breach of fiduciary duty as a director, except to the extent such elimination of liability is not permitted under the Colorado Corporation Code as the same exists or may hereafter be amended. Any repeal or modification of the foregoing provisions of this Article by the shareholders of the corporation shall not affect adversely any elimination of liability, right or protection of a director of the corporation with respect to any breach, act, omission or transaction of such director occurring prior to the time of such repeal or modification.

     IN TESTIMONY WHEREOF, we have hereunto set our hands and seals this 4th day of November, A.D. 1953.

                                   ______________________________(SEAL)
                                   JEROME J. GOLDSTEIN

                                   ______________________________(SEAL)
                                   IVAN L. GOLDSTEIN

                                   ______________________________(SEAL)
                                   MAX T. GOLDSTEIN