Form 10-Q
period 1996-09-30
SCOTTS LIQUID GOLD INC
filed 1996-11-06
CIK 88000

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                        FOR THE QUARTERLY PERIOD ENDED
                              SEPTEMBER 30, 1996

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

                           YES _X__        NO  ____


     The Registrant had 10,030,900 common shares, $0.10 par value, its only class of common stock, issued and outstanding on November 1, 1996.

PART I.   FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

Scott's Liquid Gold-Inc. & SubsidiariesConsolidated Statements of
Operations (Unaudited)

                                     Three Months Ended       Nine Months Ended
                                        September 30,            September 30,
                                 1996            1995           1996       1995

Revenues:

Net sales                $ 10,568,600    $ 12,303,200    $33,134,700  40,828,500
Other income                   68,200          76,900        185,800     370,600
________________________________________________________________________________
                           10,636,800      12,380,100     33,320,500  41,199,100

Costs and Expenses:

Cost of sales               3,339,500       3,805,800     10,927,600  11,767,300
Advertising                 3,451,300       3,509,100     12,723,500  16,571,600
Selling                     1,726,200       1,845,400      5,600,300   5,958,400
General and
  administrative            1,636,600       1,557,000      4,208,600   4,223,700
Interest                      304,400         282,100        880,800     533,000
________________________________________________________________________________
                           10,458,000      10,999,400     34,340,800  39,054,000
________________________________________________________________________________

Income (loss)
  from operations             178,800        1,380,700    (1,020,300) 2,145,100
Other: lawsuit
  settlement (Note 4)       3,153,900           22,200     3,587,900    179,700
________________________________________________________________________________

Income (loss) from
  continuing operations
  before income taxes      (2,975,100)       1,358,500    (4,608,200) 1,965,400
Income tax
  expense (benefit)        (1,308,100)         522,700    (1,716,800)   758,100
________________________________________________________________________________

Income (loss)
  from continuing
  operations               (1,667,000)         835,800    (2,891,400) 1,207,300
Discontinued operations
  (Note 5):
Income (loss) from
  operations, net of
  income taxes                (25,000)           8,000        (8,200)     28,800
Gain on disposal,
  net of income taxes          59,700                -        59,700           -
________________________________________________________________________________

Net income (loss)        $ (1,632,300)     $   843,800   $(2,839,900) $1,236,100
________________________________________________________________________________

Net income (loss) per common
share (Note 2):
Income (loss) from
continuing operations   $       (.17)      $       .08   $     (.29)  $     .12
Income (loss)
  from discontinued
  operations                       -                 -          .01           -
Net income (loss) per
  common share          $       (.17)      $       .08   $     (.28)  $     .12

Scott's Liquid Gold-Inc. & Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                                         Nine Months Ended
                                                           September 30,

Increase (Decrease) in Cash and Cash Equivalents        1996              1995

Cash flows from operating activities:
Net income (loss)                                $(2,839,900)     $ 1,236,100
                                                 ____________________________
Adjustments to reconcile net income (loss)
  to net cash provided (used)
  by operating activities:
Depreciation and amortization                        819,400          659,000
Provision for doubtful accounts receivable           203,200          193,500
Gain on sale of discontinued operations              (59,700)               -
Compensation expense of employee stock plans               -          255,700
Change in assets and liabilities,
  net of discontinued operations:
  Receivables                                     (5,429,200)        (561,500)
Inventories                                        1,855,100          550,900
Prepaid expenses                                     230,100          254,000
Other assets                                         371,000        4,899,100
Accounts payable and accrued expenses              4,164,400        2,790,300
                                                  ___________________________
Total adjustments to net income (loss)             2,154,300        9,041,000
                                                  ___________________________
Net Cash Provided (Used) by
  Operating Activities                              (685,600)      10,277,100

                                                  ___________________________

Cash flows from investing activities:
Purchase of property, plant and equipment         (1,006,500)      (8,098,500)
Proceeds from sale of discontinued operations        500,000                -
Net change in assets of discontinued operations     (287,200)         (22,100)
                                                  ___________________________
Net Cash Used by Investing Activities               (793,700)      (8,120,600)
                                                 ___________________________

Cash flows from financing activities:
Proceeds from  exercise of stock options                   -          175,100
Proceeds from short-term borrowings                  150,600          154,700
Principal payments on short-term borrowings         (134,900)        (126,600)
Proceeds from long-term borrowings                 2,007,400                -
Principal payments on long-term borrowings           (28,400)               -
Increase in bond sinking fund                       (810,400)               -
Dividends paid                                             -         (989,000)
                                                  ___________________________
Net Cash Provided (Used) by
  Financing Activities                             1,184,300         (785,800)
                                                  ___________________________
Net Increase (Decrease) in Cash
  and Cash Equivalents                              (295,000)       1,370,700
Cash and Cash Equivalents, beginning of period     4,720,200        3,712,600
                                                  ___________________________
Cash and Cash Equivalents, end of period        $  4,425,200      $ 5,083,300
                                                  ===========================

Supplemental disclosures:
Cash paid during the period for:
Interest (net of $30,300 and $374,800
  capitalized in 1996
  and 1995 respectively)                        $    875,000      $   522,300
Interest from discontinued operations           $     32,000      $    35,900
Income taxes                                    $    715,700      $   645,500
Noncash investing and financing activities:
Construction commitments                                   -      $ 2,496,000
Note receivable on sale of
  discontinued operations                       $    300,000                -

See Notes to Consolidated Financial Statements

Consolidated Balance Sheets
September 30, 1996 (Unaudited) and December 31, 1995

ASSETS
                                            1996                   1995
Current assets:
Cash                                 $ 4,425,200          $   4,720,200
Trade receivables (Note 3)             3,534,000              2,993,100
Other receivables (Note 4)             4,685,100                      -
Inventories:
Finished goods                         1,806,800              3,329,100
Raw materials                          1,768,600              2,101,400
Prepaid expenses                         193,100                423,200
Deferred tax assets                      503,500                503,500
_______________________________________________________________________
Total current assets                  16,916,300             14,070,500
_______________________________________________________________________

Property, plant and equipment
  at cost                             27,672,100             26,665,600
Less accumulated depreciation          7,596,200              6,846,200
_______________________________________________________________________
                                      20,075,900             19,819,400
Other assets                             300,700                741,100
Net assets of discontinued
  operations (Note 5)                    341,700                494,800
_______________________________________________________________________
                                $     37,634,600         $   35,125,800




LIABILITIES & SHAREHOLDERS' EQUITY

                                            1996                   1995
Current liabilities:
Notes payable                   $         15,700         $            -
Accounts payable (Note 4)              6,192,100               3,323,900
Accrued expenses (Note 4)              4,676,900               3,380,700
Current maturities of
  long-term debt                       1,285,300               1,035,300
_______________________________________________________________________
Total current liabilities             12,170,000               7,739,900
Long-term debt (Note 4)               10,965,600              10,047,000
Deferred income taxes                    729,900                 729,900
_______________________________________________________________________
                                      23,865,500              18,516,800
_______________________________________________________________________
Shareholders' equity (Note 2):

Common stock                           1,003,100               1,003,100
Capital in excess of par               4,719,000               4,719,000
Retained earnings                      8,047,000              10,886,900
_______________________________________________________________________
Shareholders' equity                  13,769,100              16,609,000

_______________________________________________________________________
                                $     37,634,600         $    35,125,800
______________________________________________________________________

See Notes to Consolidated Financial Statements


Notes to Consolidated Financial Statements (Unaudited)

NOTE 1
In the opinion of management, the financial information in this report reflects all adjustments necessary for a fair presentation of the results for the interim periods. Certain reclassifications have been made in the 1995 interim periods on the Consolidated Statements of Income and the December 31,1995 Consolidated Balance Sheet to conform to the classifications used in the current periods.


NOTE 2
Per share data for 1996 was determined by using the weighted average number of common shares outstanding during the periods. Common equivalent shares were not considered because their inclusion would have been anti-dilutive.
Per share data for 1995 was determined by using the weighted average number of common and common equivalent shares outstanding, using the treasury stock method.

Average shares outstanding used in the above computations were 10,030,900 for the three and nine months ended September 30, 1996 and 10,250,400 and 10,272,000 for the three and nine months ended September 30, 1995 respectively.
At September 30, 1996 there were authorized 50,000,000 shares of the Company's $.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series.


NOTE 3
Allowance for doubtful accounts at September 30, 1996 and December 31, 1995 were $511,000 and $494,200 respectively.


NOTE 4
In October of 1996, the Company settled the environmental lawsuit brought against it by the United States on behalf of the U.S. Army. Under the terms of the settlement, the Company will pay, during the fourth quarter of 1996, $1,000,000 to the Army and, over a period of eight years, will pay an additional $2,000,000 in equal annual installments, together with interest at a variable rate (currently 5.7%). The $2,000,000 is evidenced by a promissory note secured by the Company's claims against certain insurers which did not participate in the settlement. An additional $3,000,000 will be paid, of which $2.4 million was paid in November 1996, to the Army by insurance carriers which did participate in the settlement.

During the quarter ended September 30, 1996, the Company charged operations for both the $1,000,000 payment due in 1996 (paid in November 1996) and the $2,000,000 payable over the eight year period. At September 30, 1996, the $1 million is carried in the balance sheet as accounts payable, the $2 million is carried as a long-term debt, with the first of eight installments classified as current portion of long-term debt and the additional $3 million is included in accrued liabilities and other receivables. The Company's legal fees related to the lawsuit, net of insurance recoveries, (a net of $357,000) is included in the Income Statement under "Other--Lawsuit Settlement".

The Company has also accrued, as of September 30, 1996, $230,000 to cover a settlement reached with the South Adams County Water and Sanitation District (whose wells are affected by area ground water contamination relating to the Rocky Mountain Arsenal).

Certain insurers, which provided substantial liability coverage during the period covered by the lawsuit, did not contribute to the Company's settlement with the Army. The Company intends to pursue recovery from those carriers to the full extent of its coverages during the years in question.


NOTE 5
Effective September 20, 1996, the Company's wholly owned subsidiary, Aquafilter Corporation ("Aquafilter"), sold its manufacturing equipment, inventories, patents, trade names and goodwill to Lee Pharmaceuticals, Inc. for $800,000. The Company received $500,000 cash and a note for $300,000 payable through April 1, 1997 at an interest rate of 8.25%. The gain from the sale of this discontinued operation ($59,700, net of income taxes of $37,000) includes additional estimated costs of approximately $200,000 related to the shutdown of Aquafilter. The Company plans to liquidate the balance of the subsidiary's net assets (primarily accounts receivable and real property less certain liabilities, principally the mortgage loan applicable to Aquafilter's land and building) by June of 1997.

Aquafilter's operating loss, net of income taxes, for the three and nine months ended September 30, 1996 was $25,000 (net of income tax benefits of $14,000) and $8,200 (net of income tax benefits of $5,300) respectively; and, for the same periods of 1995, operating income was $8,000 (net of income taxes of $4,300) and $28,800 (net of income taxes of $14,900). The 1995 results have been restated to conform to the 1996 presentation.


Market Information
The high and low prices or bid quotations of Scott's Liquid Gold-Inc. common stock as traded on the New York Stock Exchange as of November 23, 1994, and prior to that date on Nasdaq or Nasdaq National Market, were as follows:

                                  High            Low
Three Months Ended                Bid             Bid

December 31, 1994               6-11/16          3-7/8
March 31, 1995                  6                5-1/8
June 30, 1995                   5-5/8            3-3/4
September 30, 1995              4-3/4            3-1/4
December 31, 1995               3-5/8            2-1/2
March 31, 1996                  3                2-1/2
June 30, 1996                   3                1-3/4
September 30, 1996              2-1/8            1-1/2


The above quotations prior to November 23, 1994 represent prices between dealers, and do not include retail mark-up or commissions; nor do they represent actual transactions.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
The Company manufactures and markets household chemical products and skin care products; and, until late September of 1996, also produced and marketed cigarette filters through a wholly-owned subsidiary. In early 1992, the Company entered into the cosmetics business, introducing a new line of skin care products, Alpha Hydrox, which is sold throughout the United States and in Canada. The Company plans to begin to market its skin care products in certain South American countries in the near future. Sales of the cosmetics line were $15.8 million in 1993, $30.6 million in 1994 and $31.6 million in 1995. As a result, net income increased from $373,800 in 1992 to $2,928,700 in 1993, and to $5,851,500 in 1994. In 1995, net income declined to $2,823,400 due to heavy advertising of cosmetics products and a decline of 12.3% in sales of the Company's household chemical products. For a variety of reasons which are explained below, the Company experienced a decrease in sales and an operating loss during the first three quarters of 1996. During the third quarter of 1996, as is more fully discussed below, the Company recognized a non-recurring loss attributable to the settlement, in October of 1996, of a lawsuit brought against the Company by the U.S. Army. That lawsuit sought a contribution from the Company to remediation expenses incurred by the Army in connection with its clean-up of contamination in a groundwater aquifer at the Rocky Mountain Arsenal, a Superfund site. The non-recurring loss is net of $3.0 million in insurance proceeds, of which $2.4 million was received in October 1996, from certain of the Company's insurers. The Company intends to pursue recovery of the full amounts paid by the Company from certain other insurers who did not participate in the settlement with the Army.

Results of Operations

Summary of Results as a Percentage of Net Sales

                          (Audited)        Nine Months Ended
                          Year Ended          September 30
                      December 31, 1995   1996          1995

Net sales
Scott's Liquid Gold
  household products          37.6%       38.2%        36.5%
Neoteric Cosmetics            62.4%       61.8%        63.5%
____________________________________________________________
Total net sales              100.0%      100.0%       100.0%
Cost of sales                 27.6%       33.0%        28.8%
____________________________________________________________
Gross profit                  72.4%       67.0%        71.2%
Other revenue                  1.0%        0.6%         0.9%
____________________________________________________________
                              73.4%       67.6%        72.1%
____________________________________________________________
Operating expenses            62.5%       68.0%        65.5%
Interest                       1.5%        2.7%         1.3%
____________________________________________________________
                              64.0%       70.7%        66.8%
____________________________________________________________
Income (loss) before
  income taxes                 9.4%       (3.1%)        5.3%

Note: During the third quarter of 1996, the Company sold certain assets of Aquafilter Corporation, a wholly-owned subsidiary. The assets sold included the subsidiary's manufacturing equipment, patents, inventories, trade name and goodwill. Accordingly, the figures set forth above no longer reflect operations of Aquafilter Corporation which are now set forth in the Company's financial statements under the caption "Discontinued operations". Please see Note 5 to Financial Statements.

Nine Months Ended September 30, 1996
Compared to Nine Months Ended September 30, 1995

Consolidated net sales for the first three quarters of 1996 were $33,134,700 vs. $40,828,500 for the same period of
1995, a decrease of $7,693,800 or about 18.8%.   Average
selling prices for the first nine months of 1996 were higher than those of the first three quarters of 1995 by $172,300, prices of household chemical products being up by $454,500 (most of which related to Touch of Scent), offset by a decrease in average selling prices of cosmetics products of $282,200.

During the first three quarters of 1996, net sales of cosmetics products accounted for 61.8% of consolidated net sales compared to 63.5% for the first nine months of 1995. Net sales of these products for those periods were $20,488,000 in 1996 compared to $25,933,200 in 1995, a decrease of $5,445,200 or 21.0%. Of that decrease, nearly $1.6 million pertained to sales of Men's After Shave Lotion, a product phased out by the Company in late 1995 due to a lack of consumer interest, and about $2.0 million pertained to a decrease in sales of the Company's body wash products which are subject to intense price competition. The Company believes, based upon data available to it, that sales of skin care products containing alpha hydroxy acids began to flatten in 1995 and have continued to do so in 1996. Sales of the Company's Alpha Hydrox product line have now declined for four consecutive quarters, a circumstance which management is endeavoring to improve over a reasonable time period. Such improvement would rely, for the most part, upon the development and introduction of new products (several were introduced during 1996) and the Company's ability to promote such products through advertising. Notwithstanding the foregoing, the Company believes that sales of its skin care products in 1996 will be lower than those of 1995. In addition to decreases in sales of Men's After Shave Lotion and Body Wash products, the Company attributes declines in sales of its basic alpha hydroxy acid products to increased competition, particularly to competition from private label products containing alpha hydroxy acids, and to a reduction in its advertising expenditures during 1996.

Sales of household chemical products for the first nine months of 1996 accounted for 38.2% of consolidated net sales compared to 36.5% for the same period of 1995. These products are comprised of "Scott's Liquid Gold for Wood", a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener. During the first three quarters of 1996, sales of household chemical products were $12,646,700 compared to $14,895,300 for the first nine months of 1995, a decrease of $2,248,600 or 15.1%. During those periods, sales of "Scott's Liquid Gold" for wood decreased from $7,506,400 in 1995 to $7,149,800 in 1996
(down by $356,600 or 4.8%), and sales of "Touch of Scent" decreased from $7,388,900 in 1995 to $5,496,900 in 1996
(down by $1,892,000 or 25.6%). Touch of Scent sales have now declined for nine consecutive quarters. In an effort to increase sales of its air fresheners, the Company has tested and is currently introducing a new line of decorative fixtures to dispense new, concentrated formulae now contained in its refill units.

On a consolidated basis, cost of goods sold was $10,927,600 for the first nine months of 1996 compared to $11,767,300 for the comparable period of 1995, a decrease of 7.1% (on a decrease in sales of 18.8%). As a percentage of consolidated net sales, cost of goods sold was 33.0% in 1996 vs. 28.8% in 1995, an increase of 14.6%. For simplicity, the explanation which follows assumes that, for the first nine months of 1995, identical products and quantities thereof were sold as were sold in the same period of 1996.

During the first three quarters of 1996, costs of raw materials were greater than those of the same period of 1995 by $1,229,100. Raw material costs increased by $1,008,500 for Touch of Scent, $87,600 for Scott's Liquid Gold, and $133,000 for Alpha Hydrox. The increase in the cost of raw materials for Touch of Scent was primarily attributable to the reformulation of refill units to meet regulatory requirements, particularly those of the State of California.

Due to the addition of a new plant facility, including machinery and equipment, depreciation and property taxes increased during the first nine months of 1996, as did the Company's laboratory expenses and other items classified by the Company as factory overhead. Such increases in 1996 (over the first nine months of 1995), including production variances, particularly in regard to under-absorbed overhead caused by lower production, amounted to $802,700. Direct labor for the first three quarters of 1996 was lower than that of the comparable period of 1995 by $7,600.

In total, the cost of producing the products sold in 1996 was higher than that of 1995 by $2,039,400. Were it not for this increase in production costs, the gross profit percentage for the first nine months of 1996, calculated with sales reduced by the 1996 average price increase, would have been just slightly higher than it was for the first three quarters of 1995.

Advertising expenses for the first nine months of 1996 were $12,723,500 compared to $16,571,600 for the comparable nine months of 1995, a decrease of $3,848,100 or 23.2 %. Such decrease was a part of the Company's planned reduction in advertising expenditures for 1996. Of this decrease, $4,032,500 pertained to a decrease in advertising of cosmetics products and $184,400 pertained to an increase in advertising of household chemical products. During the last quarter of 1996, the Company intends to spend minimally to advertise its products. However, as a matter of sound business judgment, the Company recognizes that, whenever it is fiscally responsible to do so, it must continue to advertise aggressively because (i) the market for skin care products is highly competitive and, accordingly, the Alpha
Hydrox name needs to be kept in front of current consumers;
and (ii) advertising is essential to maintain or increase sales levels of both the Company's cosmetics and household chemical products. The Company recognizes further that sustaining its advertising program is highly dependent upon sales of its skin care products.

Selling expenses for the first three quarters of 1996 were $5,600,300 compared to $5,958,400 for the comparable period of 1995, a decrease of $358,100 or 6.0%. Of that decrease, $501,200 is attributable to a decrease in shipping expenses and sales commissions (which vary with sales volume), and $177,100 relates to decreased costs of slotting and couponing; all offset by an increase in expenses for promotional goods of $162,100, an increase in expenses for insurance, depreciation, property taxes and utilities of $144,900 and a net increase of $13,200 in a variety of other selling expenses, none of which, by itself, was material.

Administrative expenses were lower in the first nine months of 1996 than those of the same nine months of 1995 by $194,800, a decrease of 4.4%. During the third quarter of 1996, certain legal and other professional expenses incurred earlier during 1996 (in connection with a lawsuit brought by the U.S. Army against the Company) were removed from general and administrative expenses and reclassified as lawsuit settlement.

Interest expense for the first nine months of 1996 was greater than that of the comparable period of 1995 by $347,800, an increase of 65.2%, which was due to a decrease in the amount of interest capitalized during the construction of the Company's physical facilities during 1995. (See Liquidity and Capital Resources below.) Other income decreased by $184,800 during the first three quarters of 1996 compared to the same period of 1995 when a portion of the net proceeds of the Company's bond issue was available for short-term investment (see Liquidity and Capital Resources below).

During the first half of 1996 and 1995, expenditures for research and development were not material (under 1% of revenues).

Three Months Ended September 30, 1996
Compared to Three Months Ended September 30, 1995

Consolidated net sales for the third quarter of 1996 were $10,568,600 vs. $12,303,200 for the third quarter of 1995, a decrease of $1,734,600 or about 14.1%. Average selling prices for the three months ended September 30, 1996 were higher than those of the third quarter of 1995 by $141,100, prices of household chemical products being up by $280,100 (most of which related to Touch of Scent), and average selling prices of cosmetics products being down by $139,100.

During the third quarter of 1996, net sales of cosmetics products accounted for 61.5 % of consolidated net sales compared to 62.2% for the third quarter of 1995. Net sales of these products for those periods were $6,498,000 in 1996 compared to $7,647,800 in 1995, a decrease of $1,149,800 or 15.0%. Of that decrease, about $900,000 pertained to a decrease in sales of the Company's body wash products which are subject to intense price competition. For additional information regarding the decrease and steps to improve results, see the discussion for the nine months ended
September 30, 1996.

Sales of household chemical products for the third quarter of 1996 accounted for 38.5% of consolidated net sales compared to 37.8% for the same quarter of 1995. During the three months ended September 30, 1996, sales of household chemical products were $4,070,600 compared to $4,655,400 for the same quarter of 1995, a decrease of $584,800 or 12.6%. During the three months ended September 30, 1996, sales of "Scott's Liquid Gold" for wood increased from $2,031,400 to $2,182,300 (up $150,900 or 7.4%), and sales of
"Touch of Scent" decreased from $2,624,000 to $1,888,300 (down $735,700 or 28.0%). See the discussion regarding Touch of Scent for the nine months ended September 30, 1996.

On a consolidated basis, cost of goods sold was $3,339,500 during the third quarter of 1996 compared to $3,805,800 for the comparable quarter of 1995, a decrease of $466,300 or 12.3% (on a decrease in sales of 14.1%). As a percentage of consolidated net sales, cost of goods sold was 31.6% in 1996 vs. 30.9% in 1995. The Company continues to experience under-absorbed overhead caused by lower production.

Advertising expenses for the third quarter of 1996 were $3,451,300 compared to $3,509,100 for the comparable quarter of 1995, a decrease of $57,800 or 1.7%. For information on advertising expenditures, see the discussion for the nine months ended September 30, 1996.

Selling expenses for the quarter ended September 30, 1996 were $1,726,200 compared to $1,845,400 for the comparable quarter of 1995, a decrease of $119,200 or 6.5%. This decrease related primarily to decreases in brokerage commissions and shipping expenses which vary with sales volume. Administrative expenses for the third quarter of 1996 were $1,636,600 compared to $1,579,200 for the same quarter of 1995, an increase of $57,400 or 3.6%.

Interest expense for the third quarter of 1996 was greater than that of the comparable period of 1995 by $22,300, an increase of 7.9%, which was due to the capitalization of a portion of the Company's interest expense during 1995 during the final phase of the construction of the Company's new physical facilities. (See Liquidity and Capital Resources below.) Other income decreased by $8,700 during the third quarter of 1996 compared to the same quarter of 1995 because, in 1995, a portion of the net proceeds of the Company's bond issue remained available for short-term investment (see Liquidity and Capital Resources below).

During both the third quarters of 1996 and 1995, expenditures for research and development were not material
(under 1% of revenues).

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

After expenses (including an underwriter's commission) and repayments of certain indebtedness the net proceeds of the bond issue available for construction of the expanded facilities was $8,861,300. Such amount was disbursed over the construction period to cover building costs as such costs were incurred and certified by the project's architect. Because the cost of the construction project, including machinery and office furnishings, was approximately $13.65 million, the Company needed to generate, prior to the completion of the project, approximately $4.8 million from operations to pay for the entire project. All bond proceeds had been paid out prior to December 31, 1995 and, at this time, all moneys required to be paid out of Company funds have been paid.

Interest on the $12 million bond issue is payable semi-annually beginning on January 1, 1995 at the rate of 10% per annum. (The July 1,1996 interest payment was made in a timely manner. There is no reason to believe that the interest payment due on January 1, 1997 will not be made as
is required by the Bond Indenture.)   A sinking fund payment
of $1 million is required annually, with a first payment in 1995. That requirement was fulfilled prior to the end of 1995. Currently, the Company is voluntarily paying $183,333 each month to the Trustee to cover future interest and sinking fund payments. The Trustee, at the Company's request, holds such moneys in accounts to which the Company has no access.

Among other things, the Bond Indenture requires that the Company maintain a current ratio of at least 1.0:1 while the bonds are outstanding, and further requires that the Company maintain a ratio of consolidated funded debt (reduced by any amount held in the bond sinking fund) to consolidated net worth of not more than 1.5:1. Both of the foregoing requirements were met at September 30, 1996. The Bond Indenture also states that the Company may not declare or pay any dividend or distribution on its equity securities, purchase or otherwise acquire securities of the Company, or incur any additional consolidated funded debt if, after giving effect to the action, the ratio of consolidated funded debt (reduced by amounts held in the bond sinking fund) to consolidated net worth would exceed 1.25 to 1 on January 1, 1996 and thereafter. The bonds are secured by a first deed of trust on the Company's Denver land and buildings, including new structures financed by the bond issuance.

During the first nine months of 1996, the Company's working capital decreased by $1,584,300, and concomitantly, its current ratio (current assets divided by current liabilities) decreased from 1.82:1 at December 31, 1995 to 1.39:1 at September 30, 1996. This decrease in working capital is attributable to (1) an operating loss in the first nine months ($1,020,300) and expenses of and settlement of an environmental lawsuit ($3,587,900), both offset by a gain on discontinued operations ($51,500, net of taxes) and refundable income taxes of $1,716,800, resulting in a net decrease for the nine months of $2,839,900; and (2) capital expenditures in excess of depreciation of $256,500; both offset by (3) an increase in long-term debt of $918,600; (4) a decrease in other assets of $440,400, and
(5) a decrease in net assets of a discontinued operation ($153,100). At September 30, 1996, the ratio of consolidated funded debt to consolidated net worth was .83:1.

Other receivables increased by $4,685,100 during the nine months ended September 30, 1996. This increase includes $3 million payable to the United States Army from certain insurers of the Company (see OOtherO below) and $1,685,100 attributable to income tax benefits for losses incurred in 1996. Inventories were down at September 30, 1996 from last year's end by about $1,855,100 of which $1,165,600 pertained to Alpha Hydrox. Such reduction was intentional to aid cash flow for the period. Other assets were $440,400 less than those at December 31, 1995 primarily due to the payment of $371,000 to complete the Company's construction project ($371,000 was set up at year end as both an asset and a liability) and the amortization of $69,400 of deferred expenses related to the Company's bond issue.

Trade accounts payable at September 30, 1996 were $6,192,100 compared to $3,323,900 at December 31, 1995, an increase of $2,868,200. Of that increase, $2,412,500 is applicable to advertising which occurred during the third quarter of 1996, whereas advertising was essentially non-existent during the last quarter of 1995; $1,230,000 pertains to the current amount due from the Company upon settlement of an environmental lawsuit; and $774,300 represents a decrease in trade payables, excluding advertising. Accrued expenses at September 30, 1996 were $4,676,900 compared to $3,380,700 at
December 31, 1995, an increase of $1,296,200. The major contributor to this increase was $3 million due to the United States Army from certain insurance companies (see below), offset by (1) a decrease in accrued income taxes ($815,700), (2) a decrease of $650,000 which related to construction commitments, and (3) a decrease in accrued payrolls of $267,200.

Other

As previously reported, the Company has been a defendant in an environmental lawsuit brought by the United States Justice Department at the request of the United States Army, alleging contribution by the Company to contamination in a groundwater aquifer underlying a portion of the Rocky Mountain Arsenal. In October of 1996, the Company and the United States, on behalf of the Department of the Army, negotiated a settlement of this dispute and submitted a Settlement Agreement and Order to the United States District Court for the District of Colorado. The Agreement, which admits no wrong doing by the Company and which is expected to be approved by the Court on November 6, 1996, requires the payment to the United States of $6 million of which $3 million is to be paid at once by certain of the Company's insurers and $1 million is to be paid by the Company. The additional $2 million, which the Company will attempt to recover from insurers which did not participate in the settlement with the Army, is to be paid by the Company in equal installments of $250,000 over eight years, beginning on October 1, 1997, together with interest at a rate approximately equal to the 52-week Treasury Bill rate, adjusted annually. The Company intends to pursue recovery of the amounts paid by it to the Army from certain insurers who did not participate in the settlement.

In May, 1996, a lawsuit was commenced against Neoteric Cosmetics, Inc. (and others not related to the Company) alleging infringement of certain patents. Neoteric Cosmetics is the Company's wholly-owned subsidiary which manufactures and sells skin care products under the name Alpha Hydrox. The lawsuit was brought by TriStrata Technology, Inc. in the United States District Court for the District of Delaware. The plaintiff claims to be the assignee of four patents relating to the use of alpha hydroxy acids to treat or reduce cosmetic conditions, particularly wrinkles or fine lines. Three of the patents were issued in 1995; and one, which was issued in 1992, was the subject of a re-examination completed in 1995. The individuals to whom the patents were issued and who are involved in the plaintiff were also claimants in a lawsuit filed against the Company in May, 1992 which concerned other patents and which was settled on confidential terms having no material effect on the Company.

The plaintiff in the lawsuit alleges that Neoteric Cosmetics contributes to and/or induces infringement of three of the four patents by selling and promoting Neoteric Cosmetics products for the purpose of visibly reducing a human skin wrinkle and/or fine lines and for the purpose of treating and/or preventing cosmetic conditions and dermatologic disorders of the human skin such as wrinkles and fine lines. The plaintiff requests damages to compensate the plaintiff for any infringement, an injunction against further infringement and treble damages because of an alleged willful and deliberate nature of infringement. In 1995, after the issuance of one of the patents involved in the lawsuit, the Company changed its advertising and packaging to remove references to wrinkles and fine lines. The Company denies the allegations of the plaintiff and is mounting a vigorous defense.

PART II.  OTHER INFORMATION



Item 1.        Legal Proceedings



          Please see "Other" in Item 2 of Part I of this Report which information is incorporated herein by this reference. Such information concerns certain legal proceedings. The lawsuit entitled "United States of America v. Scott's Liquid Gold-Inc., in the United States District Court for the District of Colorado, regarding the Rocky Mountain Arsenal, was dismissed on November 6, 1996.

Item 2.        Not Applicable

Item 3.        Not Applicable

Item 4.        Not Applicable

Item 5.        Not Applicable

Item 6.        Exhibits and Reports on Form 8-K

               (a)  There are no exhibits to this Report

               (b) The following reports were filed by the Company on Form 8-K for the Third Quarter of 1996:

              A Current Report on Form 8-K concerning an event occurring on September 20, 1996, and reported under Item 6, Other Events.

              A Current Report on Form 8-K concerning an event on September 30, 1996, and reported under Item 5, Other Events.



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SCOTT'S LIQUID GOLD-INC.


November 6, 1996                  BY:       /s/ Mark E. Goldstein
Date                                       Mark. E. Goldstein, President


November 6, 1996                  BY:      /s/Barry Shepard
Date                                       Barry Shepard, Treasurer
                                           Principal Financial Officer