Form 10-K
period 1996-12-31
SCOTTS LIQUID GOLD INC
filed 1997-03-27
CIK 88000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996
                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to _____________________

Commission file number 0-5128

                               SCOTT'S LIQUID GOLD-INC.
             (Exact name of Registrant as specified in its charter)

              Colorado                                        84-0920811
   (State or other jurisdiction of                          (I.R.S.Employer
     incorporation or organization)                        Identification No.)

   4880 Havana Street, Denver, CO                           80239
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number:  (303)  373-4860

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class           Name of each exchange on which registered
     $0.10 Par Value Common Stock       New York Stock Exchange

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

                         Yes       X                 No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (? 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Registrant's voting stock held as of March 5, 1997 by non-affiliates of the Registrant was $10,275,013. This calculation assumes that certain parties may be affiliates of the Registrant and that, therefore, 5,480,007 shares of voting stock are held by non-affiliates.

As of March 5, 1997, the Registrant had 10,030,900 shares of its $0.10 par value common stock outstanding.

                       Documents Incorporated by Reference

The Registrant's 1996 Annual Report to shareholders is incorporated by reference in Parts I, II and IV. The Registrant's definitive Proxy Statement for the Annual Meeting of shareholders to be held on May 7, 1997, is incorporated by reference in Part III.

                            SCOTT'S LIQUID GOLD-INC.

                                ANNUAL REPORT ON

                                    FORM 10-K

                        FOR YEAR ENDED DECEMBER 31, 1996


                                     PART I

Item 1.   Business.

     Portions of the 1996 Annual Report to shareholders of Scott's Liquid Gold-Inc. (the "Company" or "Registrant") are attached to this Report as Exhibit 13 and are called in this Report the "Annual Report". The information set forth under the headings "Description of Business," "Products and Services," and "Management Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report hereby is incorporated by reference into this Report.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     Not applicable.

                           PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

     The information set forth under "Corporate Data" and "Market Information" of the Annual Report hereby is incorporated by reference into this Report.

     As of March 5, 1997, the Company had approximately 1,400 shareholders of record.

Item 6.   Selected Financial Data.

     The information set forth under "Selected Financial Data" of the Annual Report hereby is incorporated by reference into this Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                           PART III

Item 10.  Directors and Executive Officers of the Registrant.

Item 11.  Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Item 13.  Certain Relationships and Related Transactions.

     For Part III, the information set forth in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 7, 1997, hereby is incorporated by reference into this Report.
                           PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)   Financial Statements:

          Consolidated Statements of Operations -
               Years ended December 31, 1996, 1995 and 1994

          Consolidated Balance Sheets -
               December 31, 1996 and 1995

          Consolidated Statements of Cash Flows -
               Years ended December 31, 1996, 1995 and 1994

          Consolidated Statements of Shareholders' Equity -
               Years ended December 31, 1996, 1995 and 1994

          Notes to Consolidated Financial Statements

          Report of Independent Public Accountants

    (2)   Financial Statement Schedules:

          II - Valuation and Qualifying Accounts -
                   Years ended December 31, 1996, 1995 and 1994

     Inasmuch as Registrant is primarily a holding company and all subsidiaries are wholly-owned, only consolidated statements are being filed. Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or notes to the financial statements.

(b)  Reports on Form 8-K:

     Not applicable.

(c)  Exhibits:

Exhibit
No.    Document

3.1 Restated Articles of Incorporation, as amended and restated through May 1, 1996, incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.
3.2 Bylaws, as amended through February 27, 1996, incorporated by reference to Exhibit 3.2 of Annual Report on Form 10-K for the year ended December 31, 1995.
4.1 Indenture of Trust (including form of First Mortgage Bond Due 2001) dated July 1, 1994 between Registrant and Norwest Bank Colorado, N.A. as Trustee, incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.
4.2 Combination Deed of Trust, Security Agreement and Fixture Financing Statement, dated July 29, 1994, between the Company, as Grantor, the Public Trustee for the City and County of Denver, Colorado, and Norwest Bank Colorado, N.A. as Beneficiary, incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.
10.1* Scott's Liquid Gold-Inc. Fourth Amended Health and Accident Plan effective January 1, 1995, incorporated by reference to Exhibit 10.1 of Annual Report on Form 10-K for the year ended December 31, 1994.
10.2* Amended Key Executive Disability Plan--Scott's Liquid Gold-Inc., incorporated by reference to Exhibit 10.2 of Annual Report on Form 10-K for the year ended December 31, 1992.
10.3* Scott's Liquid Gold-Inc. Restricted Stock Plan effective July 22, 1987, incorporated by reference to
       Exhibit 10.3 of Annual Report on Amended Form 10-K for the year ended December 31, 1993.
10.4*  1997 Key Executive Bonus Plan.
10.5* Indemnification Agreements dated May 6, 1987 between the Registrant and Jerome J. Goldstein, Mark E. Goldstein, Carolyn J. Anderson, and Barry Shepard, incorporated by reference to Exhibit 10.5 of Annual Report on Amended Form 10-K for the year ended December 31, 1993. An Indemnification Agreement dated October 4, 1990 between the Registrant and Michael J. Sheets. An Indemnification Agreement dated December 23, 1991 between the Registrant and Dennis H. Field, and two separate Indemnification Agreements dated January 17, 1992 between the Registrant and Michael J. Sheets and Dennis H. Field, incorporated by reference to Exhibit 10.5 of Annual Report on Form 10-K for the year ended December 31, 1992. Indemnification Agreement dated February 23, 1993 between the Registrant and James F. Keane, incorporated by reference to Exhibit 10.5 of Quarterly Report on Form 10-Q for the three months ended March 31, 1993.
10.6* Scott's Liquid Gold-Inc. Employee Stock Ownership Plan and Trust Agreement, effective January 1, 1989, and First and Second Amendments thereto, incorporated by reference to Exhibit 10.6 of Annual Report on Form 10-K for the year ended December 31, 1994.
10.7* 1986 Incentive Stock Option Plan and First Amendment thereto, incorporated by reference to Exhibit 4.4 of the Company's Registration Statement No. 33-63254 on Form S-8, filed with the Commission on May 25, 1993.
10.8* Scott's Liquid Gold-Inc. 1993 Stock Option Plan for Outside Directors, incorporated by reference to
       Exhibit 4.7 of the Company's Registration Statement No. 33-63254 on Form S-8, filed with the Commission on May 25, 1993.
13     Portions of 1996 Annual Report to Security Holders.
21     List of Subsidiaries.
23     Consent of Arthur Andersen LLP.
24     Powers of Attorney.
27     Financial Data Schedule.
____________________________________
*Management contract or compensatory plan or arrangement


Supporting Schedules

Valuation and Qualifying Accounts
Schedule II
Scott's Liquid Gold-Inc. and Subsidiaries

    Column A       Column B        Column C          Column D           Column E
                                   Additions         Deductions
                    Balance        1                 2
                      at           Charge to         Charges to         Balance
                   Beginning       Costs and         Other              at End
    Description    of Period       Expenses          Accounts           of Period

Year Ended
December 31, 1996
Allowance for
doubtful accounts   $494,200        $270,900         $184,700  (1)      $580,400

Year Ended
December 31, 1995
Allowance for
doubtful accounts   $339,000        $229,000         $73,800   (1)      $494,200

Year Ended
December 31, 1994
Allowance for
doubtful accounts   $177,900        $174,400         $13,300   (1)      $339,000

(1) Uncollectible accounts written off, net of recoveries.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Scott's Liquid Gold-Inc.

We have audited the accompanying consolidated balance sheets of Scott's Liquid Gold-Inc. (a Colorado corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scott's Liquid Gold-Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Arthur Andersen LLP
Denver, Colorado,
January 21, 1997



                          SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:  March 27, 1997.


                              SCOTT'S LIQUID GOLD-INC.
                              a Colorado corporation


                              By:     /s/ Mark E. Goldstein
                                    Mark E. Goldstein, President
                                    Principal Executive Officer


                              By:     /s/ Barry Shepard
                                    Barry Shepard, Treasurer
                                    Principal Financial Officer


                              By:     /s/ Jeffry B. Johnson
                                    Jeffry B. Johnson, Controller


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:


Date           Name and Title           Signature

March 27, 1997      Carolyn J. Anderson,     )
                    Director                 )
                                             )
March 27, 1997      Mark E. Goldstein,       )
                    Director                 )
                                             )
March 27, 1997      Jerome J. Goldstein,     )     /s/ Barry Shepard
                    Director                 )     Barry Shepard, for himself
                                                   and as Attorney-in-Fact for
                                                   the named directors who
March 27, 1997      Dennis H. Field,         )     together constitute all of
                    Director                 )     the members of
                                             )     Registrant's Board of
                                                   Directors
                                             )
March 27, 1997      James F. Keane,          )
                    Director                 )
                                             )
March 27, 1997      Michael J. Sheets,       )
                    Director                 )
                                             )
March 27, 1997      Barry Shepard,           )
                    Director                 )


                        EXHIBIT INDEX

Exhibit   Document
No.

3.1 Restated Articles of Incorporation, as amended and restated through May 1, 1996, incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.
3.2 Bylaws, as amended through February 27, 1996, incorporated by reference to Exhibit 3.2 of Annual Report on Form 10-K for the year ended December 31, 1995.
4.1 Indenture of Trust (including form of First Mortgage Bond Due 2001) dated July 1, 1994 between Registrant and Norwest Bank Colorado, N.A. as Trustee, incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.
4.2 Combination Deed of Trust, Security Agreement and Fixture Financing Statement, dated July 29, 1994, between the Company, as Grantor, the Public Trustee for the City and County of Denver, Colorado, and Norwest Bank Colorado, N.A. as Beneficiary, incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.
10.1* Scott's Liquid Gold-Inc. Fourth Amended Health and Accident Plan effective January 1, 1995, incorporated by reference to Exhibit 10.1 of Annual Report on Form 10-K for the year ended December 31, 1994.
10.2* Amended Key Executive Disability Plan--Scott's Liquid Gold-Inc., incorporated by reference to
          Exhibit 10.2 of Annual Report on Form 10-K for the year ended December 31, 1992.
10.3* Scott's Liquid Gold-Inc. Restricted Stock Plan effective July 22, 1987, incorporated by reference to Exhibit 10.3 of Annual Report on Amended Form 10-K for the year ended December 31, 1993.
10.4*     1997 Key Executive Bonus Plan.
10.5* Indemnification Agreements dated May 6, 1987 between the Registrant and Jerome J. Goldstein, Mark E. Goldstein, Carolyn J. Anderson, and Barry Shepard, incorporated by reference to Exhibit 10.5 of Annual Report on Amended Form 10-K for the year ended December 31, 1993. An Indemnification Agreement dated October 4, 1990 between the Registrant and Michael J. Sheets. An Indemnification Agreement dated December 23, 1991 between the Registrant and Dennis H. Field, and two separate Indemnification Agreements dated January 17, 1992 between the Registrant and Michael J. Sheets and Dennis H. Field, incorporated by reference to Exhibit 10.5 of Annual Report on Form 10-K for the year ended December 31, 1992. Indemnification Agreement dated February 23, 1993 between the Registrant and James F. Keane, incorporated by reference to Exhibit 10.5 of Quarterly Report on Form 10-Q for the three months ended March 31, 1993.
10.6* Scott's Liquid Gold-Inc. Employee Stock Ownership Plan and Trust Agreement, effective January 1, 1989, and First and Second Amendments thereto, incorporated by reference to Exhibit 10.6 of Annual Report on Form 10-K for the year ended December 31, 1994.
10.7* 1986 Incentive Stock Option Plan and First Amendment thereto, incorporated by reference to
          Exhibit 4.4 of the Company's Registration Statement No. 33-63254 on Form S-8, filed with the Commission on May 25, 1993.
10.8* Scott's Liquid Gold-Inc. 1993 Stock Option Plan for Outside Directors, incorporated by reference to
          Exhibit 4.7 of the Company's Registration Statement No. 33-63254 on Form S-8, filed with the Commission on May 25, 1993.
13        Portions of 1996 Annual Report to Security Holders.
21        List of Subsidiaries.
23        Consent of Arthur Andersen LLP.
24        Powers of Attorney.
27        Financial Data Schedule

*Management contract or compensatory plan or arrangement