Form 10-Q
period 1997-03-31
SCOTTS LIQUID GOLD INC
filed 1997-04-25
CIK 88000

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q


            QUARTERLY REPORT UNDER SECTION 13 OF THE
                SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED
                         MARCH 31, 1997

                   Commission File No. 0-5128


                    SCOTT'S LIQUID GOLD-INC.
                       4880 Havana Street
                       Denver, CO  80239
                      Phone:  303-373-4860


      Colorado                                         84-0920811
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

                    YES X        NO  ____


     The Registrant had 10,080,900 common shares, $0.10 par value, its only class of common stock, issued and outstanding on April 25, 1997.

PART I.   FINANCIAL INFORMATION

Item 1.        Financial Statements
Scott's Liquid Gold-Inc. & Subsidiaries Consolidated Statements of Operations (Unaudited)

                                    Three Months Ended March 31,
                                    1997                     1996
Revenues:
Net sales                    $14,324,800              $12,756,700
Other income                     109,600                   65,700
                           ______________________________________
                              14,434,400               12,822,400
Costs and Expenses:
Cost of sales                  3,838,200                4,262,800
Advertising                    5,091,500                5,349,300
Selling                        2,089,800                2,060,000
General and administrative     1,801,100                1,419,400
Interest                         332,100                  272,500
                           ______________________________________
                              13,152,700               13,364,000
                           ______________________________________

Income (loss) from
  operations                   1,281,700                 (541,600)
Other: Lawsuit settlement        (35,000)                 100,500
                           ______________________________________

Income (loss) from continuing
  operations before income
  taxes                        1,316,700                 (642,100)
Income tax expense               500,300                        -
                           ______________________________________
Income (loss) from
  continuing operations          816,400                 (642,100)
Discontinued operations:
 Income from operations,
  net of income taxes                  -                    2,900
                           ______________________________________

Net income (loss)            $   816,400              $  (639,200)
                           ______________________________________
Net income (loss) per
  common share (Note 2)      $       .08              $      (.06)
Weighted average number of
  common shares outstanding   10,084,500               10,030,900

(See Notes to Consolidated Financial Statements)

Consolidated Statements of Cash Flows (Unaudited)

                                      Three Months Ended March 31,

Increase (Decrease) in Cash and
  Cash Equivalents                       1997                  1996
Cash flows from operating activities:
Net income (loss)            $        816,400         $    (639,200)
                             ______________________________________

Adjustments to reconcile
  net income (loss) to net cash
  provided by operating activities:
Depreciation and amortization         279,500               271,600
Provision for doubtful
  accounts receivable                  49,500                60,800
Change in assets and liabilities:
Accounts receivable                   (61,300)           (1,986,200)
Inventories                           (85,900)              713,700
Prepaid expenses                      (52,500)             (133,500)
Other assets                                -               371,000
Accounts payable and
  accrued expenses                    156,300               700,600
Total adjustments to
  net income (loss)                   285,600                (2,000)
                             ______________________________________
Net Cash Provided (Used)
  by Operating Activities           1,102,000              (641,200)
                             ______________________________________

Cash flows from investing activities:
Purchase of property,
  plant and equipment                 (68,100)             (599,100)
Proceeds from sale of
  discontinued operations             100,000                     -
Net change in assets of
  discontinued operations             (54,600)                5,000
                             ______________________________________

Net Cash Used by
  Investing Activities                (22,700)             (594,100)
                             ______________________________________
Cash flows from
  financing activities:
Proceeds from
  short-term borrowings               135,300               150,700
Principal payments
  on short-term borrowings            (54,100)              (45,000)
Proceeds from
  long-term borrowings                      -                 7,400
Principal payments on
  long-term borrowings                (13,200)               (6,300)
Increase in bond sinking fund        (318,600)             (266,600)
                             ______________________________________

Net Cash Used by
  Financing Activities               (250,600)             (159,800)
                             ______________________________________
Net Increase (Decrease) in
  Cash and Cash Equivalents           828,700            (1,395,100)
Cash and Cash Equivalents,
  beginning of period               4,749,200             4,720,200
                             ______________________________________

Cash and Cash Equivalents,
  end of period              $      5,577,900         $   3,325,100
                             ______________________________________
Supplemental disclosures:
Cash paid during the period for:
Interest (net of $30,300
  capitalized in 1996)       $       306,900          $     104,600
Interest paid by
  discontinued operations    $        10,300          $      11,300
Income taxes                 $       134,600          $     713,100
Noncash investing activities:
Note receivable on
  discontinued operations    $       100,000                      -

(See Notes to Consolidated Financial Statements)

ASSETS

                                        1997           1996
Current assets:
Cash and cash equivalents     $    5,577,900   $  4,749,200
Trade receivables (Note 3)         3,972,800      3,362,100
Other receivables                     82,900        681,800
Inventories:
Finished goods                     1,927,200      2,244,900
Raw materials                      2,287,900      1,884,300
Prepaid expenses                     318,200        265,700
Deferred tax assets                  761,400        761,400
                            _______________________________
Total current assets              14,928,300     13,949,400

Property, plant and equipment
at cost                           26,919,000     26,850,900
Less accumulated depreciation      7,247,000      6,989,100
                            _______________________________

                                  19,672,000     19,861,800
Other assets                         256,300        277,900
Net assets of discontinued
  operations                         329,400        374,800
                            _______________________________

                              $   35,186,000 $   34,463,900

LIABILITIES & SHAREHOLDERS' EQUITY

                                       1997            1996
Current liabilities:
Notes payable                 $      81,200  $            -
Accounts payable                  3,959,600       3,723,600
Accrued expenses                  2,659,100       2,738,800
Current maturities of
  long-term debt                  1,289,600       1,289,600
                            _______________________________

Total current liabilities         7,989,500       7,752,000
Long-term debt                   10,444,900      10,776,700
Deferred income taxes               237,100         237,100
                            _______________________________

                                 18,671,500      18,765,800
Shareholders' equity  (Note 2):
Common stock                      1,003,100       1,003,100
Capital in excess of par          4,719,000       4,719,000
Retained earnings                10,792,400       9,976,000
                            _______________________________

Shareholders' equity             16,514,500      15,698,100
                            _______________________________

                             $   35,186,000  $   34,463,900

(See Notes to Consolidated Financial Statements)


Notes to Consolidated Financial Statements (Unaudited)

NOTE 1
In the opinion of management, the financial information in this report reflects all adjustments necessary for a fair presentation of the results for the interim periods.

NOTE 2
Per share data for 1997 was determined by using the weighted average number of common and common equivalent shares outstanding, using the treasury stock method.
Per share data for 1996 was determined by using the weighted average number of common shares outstanding during the period. Common equivalent shares were not considered because their inclusion would have been anti-dilutive.
Average shares outstanding used in the above computations were 10,084,500 for
1997 and 10,030,900 for         1996.
At March 31, 1997 there were authorized 50,000,000 shares of the Company's $.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series.

NOTE 3
Allowances for doubtful accounts at March 31, 1997 and December 31, 1996 were $632,600 and $580,400 respectively.

Market Information

The high and low prices of Scott's Liquid Gold-Inc. common stock as traded on the New York Stock Exchange were as follows:

                                 High        Low
Three Months Ended               Bid         Bid

June 30, 1995                   5-5/8      3-3/4
September 30, 1995              4-3/4      3-1/4
December 31, 1995               3-5/8      2-1/2
March 31, 1996                  3          2-1/2
June 30, 1996                   3          1-3/4
September 30, 1996              2-1/8      1-1/2
December 31, 1996               1-7/8      1-1/4
March 31, 1997                  2-7/8      1-3/8

NYSE  Symbol: SGD

Current stock quotes, SEC filings, quarterly earnings and press releases can be found at: http://www.businesswire.com/cnn/sgd.htm


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company manufactures and markets household chemical products and skin care products; and, until September of 1996, also produced and marketed cigarette filters through a wholly-owned subsidiary. In early 1992, the Company entered into the cosmetics business, introducing a line of skin care products, Alpha Hydrox, which is sold throughout the United States and in Canada. During the second quarter of 1997, the Company plans to begin to market its skin care products in at least one country in South America. Sales of the cosmetics line were $15.8 million in 1993, $30.6 million in 1994 and $31.6 million in 1995; but, for a variety of reasons which are set forth in the Company's most recent Annual Report, sales of the Company's skin care products decreased to $26.6 million in 1996. Largely as a result of the Company's entry into the skin care business, net income (excluding income from discontinued operations) increased from approximately $288,000 in 1992 to $2,841,000 in 1993, and to $5,818,000 in
1994. However, in 1995, net income declined to about $2,784,000 due to heavy advertising of cosmetics products and a decline of 12.3% in sales of the Company's household chemical products; and, in 1996, the Company posted a net loss (after a charge of $3,588,000 attributable to the settlement of an environmental lawsuit) of $934,000. During the first quarter of 1997, the Company's net sales were $14,324,800 compared to $12,756,700 for the first quarter of 1996, an increase of 12.3%; and its net income was $816,400 compared to a loss (excluding income from discontinued operations) for the same quarter of 1996 of $642,100.

Results of Operations

Summary of Results as a Percentage of Net Sales


                            (Audited)

                             Year Ended            Three Months Ended
                               Dec 31                   March 31,
                                1996              1997             1996

Net sales

Scott's Liquid Gold
  household products           39.9%             30.8%            37.8%

Neoteric Cosmetics             60.1%             69.2%            62.2%
                             __________________________________________
 Total net sales              100.0%            100.0%           100.0%
 Cost of sales                 32.1%             26.8%            33.4%
                             __________________________________________
 Gross profit                  67.9%             73.2%            66.6%
 Other revenue                  0.7%              0.8%             0.5%
                             __________________________________________
                               68.6%             74.0%            67.1%
                             __________________________________________
Operating expenses             61.1%             62.7%            69.2%
Interest                        2.7%              2.3%             2.1%
                             __________________________________________
                               63.8%             65.0%            71.3%
                             __________________________________________
Income (loss from
operations                      4.8%              9.0%            (4.2%)

                        Three Months Ended March 31, 1997
                  Compared to Three Months Ended March 31, 1996

     Consolidated net sales for the first quarter of 1997 were $14,324,800 vs. $12,756,700 for the first three months of 1996, an increase of $1,568,100 or
about 12.3%.   Average selling prices for the first quarter of 1997 were higher than those of the first quarter of 1996 by $1,148,900, prices of household chemical products being up by $893,000 (all of which related to Touch of Scent), while average selling prices of cosmetics products were up by $255,900.

     During the first quarter of 1997, net sales of cosmetics products accounted for 69.2% of consolidated net sales compared to 62.2% for the first quarter of 1996. Net sales of these products for those periods were $9,917,500 in 1997 compared to $7,931,700 in 1996, an increase of $1,985,800 or 25.0%. Most of that increase pertained to increases in sales of the Company's basic products, alpha hydroxy acid cremes and lotions and face wash. The Company attributes the increase in sales of Alpha Hydrox products to more effective advertising during the first quarter of 1997 compared to 1996, including the airing of several new television commercials. Further, sales of Alpha Hydrox products were not affected in 1997 (as they were in 1996) by the need last year to discontinue an unsuccessful men's product. Competition continues to be keen in the skin care category in which the Company participates and is expected to remain so for the foreseeable future. While the Company is pleased with its Alpha Hydrox sales results for the first quarter of 1997, no assurance can be given that such results can be sustained even for the short run.

     Sales of household chemical products for the first quarter of 1997 accounted for 30.8% of consolidated net sales compared to 37.8% for the same quarter of 1996. These products are comprised of "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener. During the three months ended March 31, 1996, sales of household chemical products were $4,825,000 compared to $4,407,300 for the first three months of 1997, a decrease of $417,700 or 8.7%. Sales of "Scott's Liquid Gold" for wood were down by $444,800, a decrease of 17.3%, while sales of "Touch of Scent" were up by $27,100 or 1.2%. The Company believes that the sales decrease for Scott's Liquid Gold was, in large measure, attributable to a substantial decrease in advertising dollars spent on that product in 1997 vs. 1996. As was reported in the Company's most recent Annual Report, Touch of Scent sales had decreased substantially over the last two years and, therefore, in an effort to increase sales of its air fresheners, the Company, in December of 1996, introduced a new line of highly decorative fixtures to dispense new, concentrated formulae now contained in its refill units. The Company has not had sufficient experience with its new line of fixtures to judge whether or not they will be the catalyst to revitalize the Company's line of air fresheners. While dollar sales of Touch of Scent increased by about 1.0% during the first quarter of 1997 compared to 1996, case sales decreased by about 39.6%. (See pricing in first paragraph above.)

     On a consolidated basis, cost of goods sold was $3,838,200 during the first quarter of 1997 compared to $4,262,800 for the same quarter of 1996, a decrease of $424,600 or about 10.0% (on an increase in sales of 12.3%). As a percentage of consolidated net sales, cost of goods sold was 26.8% in 1997 vs. 33.4% in 1996, a decrease of 19.8%. Overall, costs per unit remained substantially the same in 1997 as they were in 1996 (up only 1.3). However the mix of products sold changed substantially between the first quarter of 1996 and the first quarter of 1997. Case sales of Scott's Liquid Gold for wood during the first quarter of 1997 (compared to 1996) decreased by 17.8% (about equal to the sales decrease), but case sales of Touch of Scent decreased by 39.6% whereas sales of Touch of Scent increased by 1.2%; and case sales of Alpha Hydrox increased by 22.4% on a dollar sales increase of 25%.

     Advertising expenses for the first three months of 1997 were $5,091,500 compared to $5,349,300 for the comparable three months of 1996, a decrease of $257,800 or 4.8 %. Advertising expenses applicable to household chemicals increased during the first quarter of 1997 compared to the first quarter of 1996 by $1,542,100, an increase of 206.6%. Advertising expenses for Liquid Gold decreased by $454,400, whereas expenses to advertise Touch of Scent increased by $1,996,500. Advertising expenses for Alpha Hydrox were $1,799,900 lower during the quarter ended March 31, 1997 than in the comparable quarter of 1996.
During the remaining three quarters of 1997, the Company intends to spend significant amounts for advertising of its products. The Company has, in the past, made clear that, as a matter of sound business judgment, it recognizes that, whenever it is fiscally responsible to do so, it must continue to advertise aggressively because (i) the market for skin care products is highly competitive and, accordingly, the Alpha Hydrox name needs to be kept in front of current consumers; and (ii) advertising is essential to maintain or increase sales levels of both the Company's cosmetics and household chemical products. The Company recognizes further that sustaining its advertising program is highly dependent upon sales of its skin care products.

     Selling expenses for the first quarter of 1997 were $2,089,800 compared to $2,060,000 for the comparable quarter of 1996, an increase of $29,800 or 1.5%. Administrative expenses were higher in the first quarter of 1997 than those of the first quarter of 1996 by $381,700, an increase of 26.9%. Of that increase, $176,900 relates to accruals for bonus and profit sharing plans (there were no such accruals during the first quarter of 1996), $160,800 pertains to an increase in legal and professional expenses, and $54,500 is attributable to an increase in fringe benefits, all offset by minor increases and decreases in other administrative expenses.

     Interest expense for the first quarter of 1997 was greater than that of the comparable quarter of 1996 by $59,600, an increase of 21.9%, which was due to increased debt and the capitalization of approximately $30,300 of interest expense during the first quarter of 1996, the final quarter of the Company's construction period. (See Liquidity and Capital Resources below.) Other income increased by $43,900 during the quarter ended March 31, 1997 compared to the same quarter of 1996 due to an increase in interest rates applicable to cash reserves and an increase in the cash reserves themselves.

     During the first quarter of 1997 and 1996, expenditures for research and development were not material (under 1% of revenues).

 Liquidity and Capital Resources

     On July 29, 1994, the Company consummated a $12 million bond issuance to finance the expansion of the Company's Denver facilities. This expansion, prompted by the growth in sales of the Company's Alpha Hydrox skin care products had an aggregate cost of approximately $13.65 million. Construction of the project began in August of 1994 and was completed in January 1996.

     Interest on the $12 million bond issue is payable semi-annually at the rate of 10% per annum. (The January 1, 1997 interest payment was made in a timely manner. There is no reason to believe that the interest payment due on July 1,
1997 will not be made as is required by the Bond Indenture.)   A sinking fund
payment of $1 million is required annually.   Sinking fund payments for 1995 and
1996 were made as required. Currently, the Company is voluntarily paying $183,300 each month to the Trustee to cover future interest and sinking fund payments. The Trustee, at the Company's request, holds such moneys in accounts to which the Company has no access.

     Among other things, the Bond Indenture requires that the Company maintain a current ratio of at least 1.0:1 while the bonds are outstanding, and further requires that the Company maintain a ratio of consolidated funded debt (reduced by any amount held in the bond sinking fund) to consolidated net worth of not more than 1.5:1. Both of the foregoing requirements were met at March 31, 1997. The Bond Indenture also states that the Company may not declare or pay any dividend or distribution on its equity securities, purchase or otherwise acquire securities of the Company, or incur any additional consolidated funded debt if, after giving effect to the action, the ratio of consolidated funded debt (reduced by amounts held in the bond sinking fund) to consolidated net worth would exceed 1.25 to 1 on January 1, 1996 and thereafter. That provision continued to be satisfied at March 31, 1997. The bonds are secured by a first deed of trust on the Company's Denver land and buildings, including new structures financed by the bond issue.

     During the first quarter of 1997, the Company's working capital increased by $741,400, and concomitantly, its current ratio (current assets divided by current liabilities) increased from 1.80:1 at December 31, 1996 to 1.87:1 at March 31, 1997. This increase in working capital is attributable to a net profit in the first quarter of $816,400, depreciation in excess of capital additions of $189,800, and a decrease in other assets and net assets of discontinued operations of $67,000; all offset by a reduction in long-term debt of $331,800. At March 31, 1997, the ratio of consolidated funded debt to consolidated net worth was .66:1.

     During the first quarter of 1997, trade accounts receivable increased by $610,700 primarily because March 1997 sales exceeded those of December 31, 1996. The Company's average collection period remained at less than 30 days. Other receivables decreased during the quarter ended March 31, 1997 by $598,900, essentially due to the receipt of $600,000 from an insurance Company which had been set up as a receivable at the end of 1996.

Other

     As previously reported, the Company had been a defendant in an environmental lawsuit brought by the United States Justice Department at the request of the United States Army, alleging contribution by the Company to contamination in a groundwater aquifer underlying a portion of the Rocky Mountain Arsenal. In October of 1996, the Company and the United States, on behalf of the Department of the Army, negotiated a settlement of this dispute and submitted a Settlement Agreement and Order to the United States District Court for the District of Colorado. The Agreement, which admits no wrong doing by the Company and which was approved by the Court on November 6, 1996, requires the payment to the United States of $6 million, $3 million of which was paid by the Company's insurers and $1 million was paid by the Company. The additional $2 million is to be paid in equal annual installments of $250,000 over eight years, beginning on October 1, 1997, together with interest approximating the Treasury Bill rate. The Company has filed a lawsuit against those insurers which did not participate in the settlement to recover at least the $3 million paid and payable by the Company, plus punitive damages and attorneys' fees.

     The Company's 1996 Annual Report describes a patent infringement suit which was filed against Neoteric Cosmetics, Inc., the Company's wholly-owned subsidiary which manufactures and sells skin care products under the name Alpha Hydrox. There has been no change in the status of that suit.

PART II.  OTHER INFORMATION

Item 1.        Not Applicable

Item 2.        Not Applicable

Item 3.        Not Applicable

Item 4.        Not Applicable

Item 5.        Not Applicable

Item 6.        Not Applicable

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SCOTT'S LIQUID GOLD-INC.


April 25, 1997                     BY:  /s/ Mark E. Goldstein, President
Date


April 25, 1997                     BY:  /s/Barry Shepard, Treasurer
Date                                    Principal Financial Officer