Form 10-Q
period 1997-06-30
SCOTTS LIQUID GOLD INC
filed 1997-08-06
CIK 88000

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OF THE
                SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED
                         JUNE 30, 1997

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

                    YES _X_        NO  ____


     The Registrant had 10,080,900 common shares, $0.10 par value, its only class of common stock, issued and outstanding on July 25, 1997.

PART I.   FINANCIAL INFORMATION

Item 1.        Financial Statements

Scott's Liquid Gold-Inc. & Subsidiaries
Consolidated Statements of Operations (Unaudited)

                      Three Months Ended June 30,    Six Months Ended June 30,
                             1997          1996         1997            1996
Revenues:
Net sales             $11,853,800    $9,809,400   $26,178,600    $22,566,100
Other income              144,200        51,900       253,800        117,600
                       _____________________________________________________
                       11,998,000     9,861,300    26,432,400     22,683,700
Costs and Expenses:
Cost of sales           3,364,200     3,325,300     7,202,400      7,588,100
Advertising             4,677,000     3,922,900     9,768,500      9,272,200
Selling                 1,914,900     1,814,100     4,004,700      3,874,100
General and
  Administrative        1,457,200     1,152,600     3,258,300      2,572,000
Interest                  330,500       303,900       662,600        576,400
                       _____________________________________________________
                       11,743,800    10,518,800    24,896,500     23,882,800
                       _____________________________________________________
Income (loss) from
  Operations              254,200      (657,500)    1,535,900     (1,199,100)
Other: Lawsuit
  Settlement               58,500       333,500        23,500        434,000
                       _____________________________________________________
Income (loss) from
  continuing operations
  before income taxes    195,700       (991,000)    1,512,400     (1,633,100)
Income tax
  expense (benefit)       59,200       (408,700)      559,500       (408,700)
                       _____________________________________________________
Income (loss) from
  continuing operations  136,500       (582,300)      952,900     (1,224,400)
Discontinued operations:
    Income from
    operations,net
    of income taxes            -        13,900              -        16,800
                       _____________________________________________________
Net income (loss)   $    136,500   $  (568,400)  $    952,900   $(1,207,600)
                       _____________________________________________________
Net income (loss)
 per common share
 (Note 2)           $        .01   $      (.06)  $       .09    $     (.12)
                       _____________________________________________________
Weighted average
  number of common
  shares
  outstanding         10,177,600    10,030,900    10,131,000    10,030,900

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (Unaudited)

                                    Six Months Ended June 30,
                                    1997                  1996

Cash flows from operating
  activities:
Net income (loss)           $    952,900       $    (1,207,600)
                            ___________________________________
Adjustments to reconcile net
  income (loss) to net cash
  provided (used) by operating
  activities:
Depreciation and amortization    559,100               544,600
Provision for doubtful
  accounts receivable             69,000               135,500
Compensation expense of
  employee stock plans            81,300                     -
Change in assets and liabilities:
Accounts and other
  Receivables                   (400,900)             (811,100)
Inventories                       56,100             1,133,300
Prepaid expenses                 154,000               (44,300)
Other assets                           -               371,000
Accounts payable and
  accrued expenses             1,263,400              (455,200)
                            ___________________________________
Total adjustments to
  net income (loss)            1,782,000               873,800
                            ___________________________________
Net Cash Provided (Used)
  by Operating Activities      2,734,900              (333,800)
                            ___________________________________
Cash flows from investing
  activities:
Purchase of property, plant
   and equipment               (148,800)              (813,500)
Proceeds from sale
  of discontinued operations    100,000                      -
Net change in assets of
  discontinued operations       (14,000)                (8,000)
                            ___________________________________
Net Cash Used by
  Investing Activities          (62,800)              (821,500)
Cash flows from financing
  activities:
                            ___________________________________                            ___________________________________
Proceeds from short-term
  Borrowings                    135,300                150,700
Principal payments on
  short-term borrowings         (81,200)               (90,000)
Proceeds from long-term
  Borrowings                          -                  7,400
Principal payments on
  long-term borrowings          (23,100)               (15,700)
Increase in bond sinking
  Fund                         (576,500)              (438,800)
                            ___________________________________
Net Cash Used by Financing
  Activities                   (545,500)              (386,400)
                            ___________________________________
Net Increase (Decrease) in
  Cash and Cash
  Equivalents                 2,126,600             (1,541,700)
Cash and Cash Equivalents,
  beginning of period         4,749,200              4,720,200
                            ___________________________________
Cash and Cash Equivalents,
  end of period             $ 6,875,800          $   3,178,500
                            ___________________________________
Supplemental disclosures:
Cash paid during the period for:
Interest (net of $30,300
  capitalized in 1996)      $   613,100          $     554,300
Interest paid by
  discontinued operations   $    20,400          $      22,400
Income taxes                $   159,800          $     713,200

See Notes to Consolidated Financial Statements

Scott's Liquid Gold-Inc. & Subsidiaries Consolidated Balance Sheets June 30, 1997 (Unaudited) and December 31, 1996

ASSETS

                                        1997       1996
Current assets:
Cash and cash equivalents     $    6,875,800      $4,749,200
Trade receivables (Note 3)         4,122,200       3,362,100
Other receivables                    253,600         681,800
Inventories:
Finished goods                     1,892,200       2,244,900
Raw materials                      2,180,900       1,884,300
Prepaid expenses                     111,700         265,700
Deferred tax assets                  761,400         761,400
                               ___________________________________
Total current assets              16,197,800      13,949,400
Property, plant
 and equipment
 at cost                          26,999,700      26,850,900
Less accumulated depreciation      7,505,000       6,989,100
                               ___________________________________
                                  19,494,700      19,861,800
Other assets                         234,700         277,900
Net assets of
  discontinued operations            288,800         374,800
                               ___________________________________
                             $    36,216,000     $34,463,900

LIABILITIES & SHAREHOLDERS' EQUITY
                                        1997            1996
Current liabilities:
Notes payable                $        54,100     $         -
Accounts payable                   4,717,200       3,723,600
Accrued expenses                   3,008,600       2,738,800
Current maturities of
  long-term debt                   1,289,600       1,289,600
                               ___________________________________
Total current liabilities          9,069,500       7,752,000
Long-term debt                    10,177,100      10,776,700
Deferred income taxes                237,100         237,100
                                  19,483,700      18,765,800
                               ___________________________________
Shareholders' equity (Note 2):
Common stock                       1,008,100       1,003,100
Capital in excess of par           4,795,300       4,719,000
Retained earnings                 10,928,900       9,976,000
                               ___________________________________
Shareholders' equity              16,732,300      15,698,100
                               ___________________________________
                             $    36,216,000     $34,463,900

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

Per share data for 1996 was determined by using the weighted average number of common shares outstanding during the period. Common equivalent shares were not considered because their inclusion would have been anti-dilutive.
Average shares outstanding used in the above computations were 10,177,600 and 10,131,000 respectively for the three and six months ended June 30, 1997, and 10,030,900 for the three and six months ended June 30, 1996.
At June 30, 1997 there were authorized 50,000,000 shares of the Company's $.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series.

NOTE 3
Allowances for doubtful accounts at June 30, 1997 and December 31, 1996 were $652,100 and $580,400 respectively.

Market Information

The high and low prices of Scott's Liquid Gold-Inc. common stock as traded on the New York Stock Exchange were as follows:

                            High   Low
Three Months Ended          Bid    Bid

September 30, 1995        4-3/4  3-1/4
December 31, 1995         3-5/8  2-1/2
March 31, 1996            3      2-1/2
June 30, 1996             3      1-3/4
September 30, 1996        2-1/8  1-1/2
December 31, 1996         1-7/8  1-1/4
March 31, 1997            2-7/8  1-3/8
June 30, 1997             2-7/8  1-1/2
NYSE  Symbol: SGD


Current stock quotes, SEC filings, quarterly earnings and press releases can be found at: http://www.businesswire.com/cnn/sgd.htm



 Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
     The Company manufactures and markets household chemical and skin care products; and, until September of 1996, also produced and marketed cigarette filters through a wholly-owned subsidiary. In early 1992, the Company entered into the cosmetics business, introducing a line of skin care products, Alpha Hydrox, which is sold throughout the United States and Canada. During the second quarter of 1997, the Company made its first shipment of its skin care products to Argentina, the Company's first effort to market its goods in South America. Sales of the cosmetics line were $15.8 million in 1993, $30.6 million in 1994 and $31.6 million in 1995; but, for a variety of reasons which are set forth in the Company's most recent Annual Report, sales of the Company's skin care products decreased to $26.6 million in 1996. Largely as a result of the Company's entry into the skin care business, net income (excluding income from discontinued operations), increased from approximately $288,000 in 1992 to $2,841,000 in 1993, and to $5,818,000 in 1994. However, in 1995, net income declined to about $2,784,000 due to heavy advertising of cosmetics products and a decline of 12.3% in sales of the Company's household chemical products; and, in 1996, the Company posted a net loss (after a charge of $3,588,000 attributable to the settlement of an environmental lawsuit) of $934,000. During the first half of 1997, the Company's net sales were $26,178,600 compared to $22,566,100 for the first half of 1996, an increase of 16.0%; and its net income was $952,900 compared to a loss (excluding income from discontinued operations) for the same six months of 1996 of $1,224,400.

Results of Operations

Summary of Results as a
Percentage of Net Sales

                                       (Audited)
                                          Year            Six
                                         Ended           Months
                                          Dec.           Ended
                                           31,          June 30,

                                        1996         1997        1996


Net sales
 Scott's Liquid Gold                      39.9%     31.9%        38.0%
   household products
 Neoteric Cosmetics                       60.1%     68.1%        62.0%
                                         ____________________________
Total net sales                          100.0%    100.0%       100.0%
  Cost of sales                           32.1%     27.5%        33.6%
                                         ____________________________
  Gross profit                            67.9%     72.5%        66.4%
  Other revenue                            0.7%      1.0%         0.5%
                                         ____________________________
                                          68.6%     73.5%        66.9%
                                         ____________________________
Operating expenses                        61.1%     65.1%        69.6%
Interest                                   2.7%      2.5%         2.6%
                                         ____________________________
                                          63.8%     67.6%        72.2%
                                         ____________________________
Income (loss) before income taxes          4.8%      5.9%        (5.3%)

                         Six Months Ended June 30, 1997
                   Compared to Six Months Ended June 30, 1996

     Consolidated net sales for the first six months of 1997 were $26,178,600 vs. $22,566,100 for the first half of 1996, an increase of $3,612,500 or about 16.0%. Average selling prices for the first six months of 1997 were higher than those of the first half of 1996 by $992,400, prices of household chemical products being up by $1,054,000 (all of which related to Touch of Scent), while average selling prices of cosmetics products decreased by $61,600.

     During the first six months of 1997, net sales of cosmetics products accounted for 68.1% of consolidated net sales compared to 62.0% for the first half of 1996. Net sales of these products for those periods were $17,835,300 in 1997 compared to $13,990,000 in 1996, an increase of $3,845,300 or 27.5%. Most of that increase pertained to increases in sales of the Company's basic products, alpha hydroxy acid cremes, lotions, and face wash. The Company attributes the increase in sales of Alpha Hydrox products to effective advertising, including the airing of several new television commercials which, apparently, have been well received by the viewing public; and the fact that sales of Alpha Hydrox products were not affected in 1997 (as they were in 1996) by the need last year to discontinue an unsuccessful product. Competition continues to be keen in the skin care category in which the Company participates and is expected to remain so for the foreseeable future. While the Company is pleased with its Alpha Hydrox sales results for the first six months of 1997, no assurance can be given that such results will continue into the future, even for the short run.

     Sales of household chemical products for the first half of 1997 accounted for 31.9% of consolidated net sales compared to 38.0% for the same period of 1996. These products are comprised of "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener. During the six months ended June 30, 1996, sales of household chemical products were $8,576,100 compared to $8,343,300 for the first half of 1997, a decrease of $232,800 or 2.7%. Sales of "Scott's Liquid Gold" for wood were down by $477,800, a decrease of 9.6%, while sales of "Touch of Scent" were up by $245,000 or 6.8%. The Company believes that the sales decrease for Scott's Liquid Gold was, in large measure, attributable to a substantial decrease ($539,700) in advertising dollars spent on that product in 1997 vs. 1996. As was reported previously, Touch of Scent sales had declined over an extended period of time and, therefore, in an effort to increase sales of its air fresheners, in December of 1996, the Company introduced a new line of highly decorative fixtures to dispense new, concentrated formulae now contained in its refill units. The Company has not had sufficient experience with its new line of fixtures to judge whether or not they will be the catalyst to revitalize the Company's line of air fresheners. While dollar sales of Touch of Scent increased by about 6.8% during the first half of 1997 compared to 1996, case sales decreased by about 24.0%. (See pricing in first paragraph above.)

     On a consolidated basis, cost of goods sold was $7,202,400 during the first half of 1997 compared to $7,588,100 for the same period of 1996, a decrease of $385,700 or about 5.1% (on an increase in sales of 16.0%). As a percentage of consolidated net sales, cost of goods sold was 27.5% in 1997 vs. 33.6% in 1996, a decrease of 18.2%. Overall, standard costs per unit remained substantially the same in 1997 as they were in 1996, but manufacturing variances (differences between standard and actual costs) were about $440,000 lower, which, of course, enhanced the consolidated gross profit. Further, the mix of products sold changed substantially between the first half of 1996 and the first half of 1997. Case sales of Scott's Liquid Gold for wood during the first half of 1997 (compared to 1996) decreased by about 9.4% (about equal to the dollar sales decrease), but case sales of Touch of Scent decreased by 24.0% whereas sales of Touch of Scent increased by 6.8%, largely due to unit price increases which averaged about 39%; and case sales of Alpha Hydrox increased by 26.1% on a dollar sales increase of 27.5%.

     Advertising expenses for the first six months of 1997 were $9,768,500 compared to $9,272,200 for the comparable six months of 1996, an increase of $496,300 or 5.4%. Advertising expenses applicable to household chemicals increased during the first half of 1997 compared to the first six months of 1996 by $1,815,600, an increase of 102.8%. Advertising expenses for Liquid Gold decreased by $539,700, whereas expenses to advertise Touch of Scent increased by $2,355,300. Advertising expenses for Alpha Hydrox were $1,319,300 lower during the first half of 1997 than in the comparable first half of 1996. During the remainder of 1997, the Company intends to spend less to advertise its products than was spent in the first half of the year. For years, the Company has, however, made clear that, as a matter of sound business judgment, it must continue to advertise aggressively whenever it is fiscally responsible to do so, because (i) the market for skin care products is highly competitive and, accordingly, the Alpha Hydrox name needs to be kept in front of current consumers; and (ii) advertising is essential to maintain or increase sales levels of both the Company's cosmetics and household chemical products. Sustaining the Company's advertising program is highly dependent upon sales of its skin care products.

     Selling expenses for the first half of 1997 were $4,004,700 compared to $3,874,100 for the comparable period of 1996, an increase of $130,600 or 3.4%. Administrative expenses were higher in the first six months of 1997 than those of the first half of 1996 by $686,300, an increase of 26.7%. Of that increase, $179,100 relates to accruals for bonus and profit sharing plans (there were no such accruals during the first half of 1996), and $554,500 pertains to an increase in legal and professional expenses, offset by minor increases and decreases in other administrative expenses aggregating $47,300. The increase in legal and professional fees was primarily the result of the reclassification in 1996 of professional fees which pertained to an environmental lawsuit which was settled in the second half of last year.

     Interest expense for the first half of 1997 was greater than that of the comparable six months of 1996 by $86,200, an increase of 15.0%, which was due to increased debt and the capitalization of approximately $30,000 of interest expense during the first quarter of 1996, the final quarter of the Company's construction period. (See Liquidity and Capital Resources below.) Other income increased by $136,200 during the six months ended June 30, 1997 compared to the same period of 1996 due to an increase in interest rates applicable to cash reserves and an increase in the cash reserves themselves.

     During the first six months of both 1997 and 1996, expenditures for research and development were not material (under 1% of revenues).

                        Three Months Ended June 30, 1997
                  Compared to Three Months Ended June 30, 1996

     Consolidated net sales for the second quarter of 1997 were $11,853,800 vs. $9,809,400 for the three months ended June 30, 1996, an increase of $2,044,400 or about 20.8%. Average selling prices for the second quarter of 1997 were lower than those of the second quarter of 1996 by $156,500, prices of household chemical products being up by $161,000 (all of which related to Touch of Scent), while average selling prices of cosmetics products were down by $317,500.

     During the second quarter of 1997, net sales of cosmetics products accounted for 66.8% of consolidated net sales compared to 61.8% for the second quarter of 1996. Net sales of these products for those periods were $7,917,800 in 1997 compared to $6,058,300 in 1996, an increase of $1,859,500 or 30.7%.
Most of that increase pertained to increases in sales of the Company's basic products, alpha hydroxy acid cremes, lotions, and face wash. Reasons for the increase in sales of Alpha Hydrox products are set forth in the discussion for the six months ended June 30, 1997 and 1996.

     Sales of household chemical products for the second quarter of 1997 accounted for 33.2% of consolidated net sales compared to 38.2% for the same quarter of 1996. These products are comprised of "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener. During the three months ended June 30, 1997, sales of household chemical products were $3,936,000 compared to $3,751,100 for the second quarter of 1996, an increase of $184,900 or 4.9%. Sales of "Scott's Liquid Gold" for wood were down by $33,000, a decrease of 1.4%, while sales of "Touch of Scent" were up by $217,900 or 16.2%. The Company believes that the sales decrease for Scott's Liquid Gold was, in large measure, attributable to a substantial decrease in advertising dollars spent on that product in 1997 vs. 1996. As was reported in the Company's most recent Annual Report, Touch of Scent sales had decreased substantially over the last two years and, therefore, in an effort to increase sales of its air fresheners, the Company, in December of 1996, introduced a new line of highly decorative fixtures to dispense new, concentrated formulae now contained in its refill units.

     On a consolidated basis, cost of goods sold was $3,364,200 during the second quarter of 1997 compared to $3,325,300 for the same quarter of 1996, an increase of $38,900 or about 1.2% (on an increase in sales of 20.8%). As a percentage of consolidated net sales, cost of goods sold was 28.4% for the second quarter of 1997 vs. 33.9% in 1996, a decrease of 16.2%. Overall, standard costs per unit remained substantially the same in the second quarter of 1997 as they were in the second quarter of 1996, but manufacturing variances were lower by $360,000, an obvious help to gross profit for the quarter. Further, the mix of products sold changed substantially between the second quarter of 1996 and the second quarter of 1997. Case sales of Scott's Liquid Gold for wood during the second quarter of 1997 compared to the second quarter of 1996 were in line with Liquid Gold's sales decrease for those quarters; but, case sales of Touch of Scent increased by only 7.4% whereas sales of Touch of Scent increased by 16.2%; and case sales of Alpha Hydrox increased by 30.4% on a dollar sales increase of 30.7%.

     Advertising expenses for the three months ended June 30, 1997 were $4,677,000 compared to $3,922,900 for the comparable three months of 1996, an increase of $754,100 or 19.2%. Advertising expenses applicable to household chemicals increased during the second quarter of 1997 compared to the same quarter of 1996 by $273,500, an increase of 26.8%. Advertising expenses for Liquid Gold decreased by $85,300, whereas expenses to advertise Touch of Scent increased by $358,800. Advertising expenses for Alpha Hydrox were $480,600 higher during the quarter ended June 30, 1997 than in the comparable quarter of 1996, an increase of 16.6%. See discussion of the six months ended June 30, 1997 and 1996 for the Company's philosophy regarding advertising.

     Selling expenses for the second quarter of 1997 were $1,914,900 compared to $1,814,100 for the comparable quarter of 1996, an increase of $100,800 or 5.6%. That increase resulted from a increase of $93,300 in couponing and slotting costs, an increase of $26,000 in freight and brokerage expenses (which vary with sales volume), an increase in field salaries and fringe benefits of $19,100, and an increase in miscellaneous selling expenses of $29,400; all offset by a decrease of $67,000 in promotion expenses.

      Administrative expenses were higher in the second quarter of 1997 than those of the comparable quarter of 1996 by $304,600, an increase of 26.4%. Of that increase, $393,800 pertains to an increase in legal expenses which resulted primarily from the reclassification of l996 expenses in connection with an environmental lawsuit, offset by an amount of $89,200 which related to a variety of other administrative expenses, none of which, by itself, was material.

     Interest expense for the second quarter of 1997 was greater than that of the comparable quarter of 1996 by $26,600, an increase of 8.8%, which was due to increased debt. Other income increased by $92,300 during the quarter ended June 30, 1997 compared to the same quarter of 1996 due to an increase in interest rates applicable to cash reserves and an increase in the cash reserves themselves.

     During the second quarter of both 1997 and 1996, expenditures for research and development were not material (under 1% of revenues).

Liquidity and Capital Resources

     On July 29, 1994, the Company consummated a $12 million bond issuance to finance the expansion of the Company's Denver facilities. This expansion, prompted by the growth in sales of the Company's Alpha Hydrox skin care products, had an aggregate cost of approximately $13.65 million. Construction of the project began in August of 1994 and was completed in January of 1996.

     Interest on the $12 million bond issue is payable semi-annually at the rate of 10% per annum. (The July 1, 1997 interest payment was made in a timely manner. There is no reason to believe that the interest payment due on January 1, 1998 will not be made as is required by the Bond Indenture.) A sinking fund payment of $1 million is required annually. Sinking fund payments for 1995 and 1996 were made as required. Currently, the Company is voluntarily paying $183,300 each month to the Trustee to cover future interest and sinking fund payments. The Trustee, at the Company's request, holds such moneys in accounts to which the Company has no access.

     Among other things, the Bond Indenture requires that the Company maintain a current ratio of at least 1.0:1 while the bonds are outstanding, and further requires that the Company maintain a ratio of consolidated funded debt (reduced by any amount held in the bond sinking fund) to consolidated net worth of not more than 1.5:1. Both of the foregoing requirements were met at June 30, 1997. The Bond Indenture also states that the Company may not declare or pay any dividend or distribution on its equity securities, purchase or otherwise acquire securities of the Company, or incur any additional consolidated funded debt if, after giving effect to the action, the ratio of consolidated funded debt (reduced by amounts held in the bond sinking fund) to consolidated net worth would exceed 1.25 to 1 on January 1, 1996 and thereafter. That provision continued to be satisfied at June 30, 1997. The bonds are secured by a first deed of trust on the Company's Denver land and buildings, including new structures financed by the bond issue. The bonds are callable, in whole or in part, at the Company's option, beginning July 1, 1997. The Company has not reached any decision at this time as to whether it will redeem any of its outstanding bonds.

     During the first half of 1997, the Company's working capital increased by $930,900, but the Company's current ratio (current assets divided by current liabilities) remained about the same as it was at year end, 1.79:1 at June 30, 1997. This increase in working capital is attributable to a net profit in the first six months of $952,900, contributions of corporate stock to the Company ESOP of $81,300, depreciation in excess of capital additions of $367,100, and a decrease in other assets of $43,200 and in net assets of discontinued operations of $86,000; all offset by a reduction in long-term debt of $599,600. At June 30, 1997, the ratio of consolidated funded debt to consolidated net worth was
 .63:1.

     During the first half of 1997, trade accounts receivable increased by $760,100 primarily because sales in June of 1997 sales exceeded those of December of 1996. The Company's average collection period remained at under 30 days. Other receivables decreased during the first half of the year by $428,200, essentially due to the collection of a December 31, 1996 receivable of $600,000 from an insurance carrier which had insured the Company during a portion of the time involved in the Company's environmental lawsuit with the United States Army; offset by approximately $130,000 for an amount collectible under a stop loss, health insurance contract, plus certain miscellaneous items. Accounts payable at June 30, 1997 were $993,600 greater than those at December 31, 1996, primarily due to an increase in advertising payables.

Other

     As previously reported, the Company had been a defendant in an environmental lawsuit brought by the United States Justice Department at the request of the United States Army, alleging contribution by the Company to contamination in a groundwater aquifer underlying a portion of the Rocky Mountain Arsenal. In October of 1996, the Company and the United States, on behalf of the Department of the Army, negotiated a settlement of this dispute and submitted a Settlement Agreement and Order to the United States District Court for the District of Colorado. The Agreement, which admits no wrong doing by the Company and which was approved by the Court on November 6, 1996, requires the payment to the United States of $6 million, of which $3 million was paid by the Company's insurers and $1 million was paid by the Company. The additional $2 million is to be paid by the Company in equal annual installments of $250,000 over eight years, beginning on October 1, 1997, together with interest approximating the Treasury Bill rate. The Company has filed a lawsuit against three insurers (which did not participate in the settlement) to recover at least the $3 million paid and/or payable by the Company, plus punitive damages and attorneys' fees. In July of 1997, the Company agreed in principle to a settlement with one insurance company for approximately $420,000.

     The Company's 1996 Annual Report describes a patent infringement suit which was filed against Neoteric Cosmetics, Inc., the Company's wholly-owned subsidiary which manufactures and sells skin care products under the name Alpha Hydrox. There has been no change in the status of that suit from the date of the Company's 1996 Annual Report to the date of the issuance of this report.

     In June, 1997, the Company was served in a lawsuit brought by Leslee Brooks, her husband and a related corporation. Other defendants include the Company's wholly-owned subsidiary, Neoteric Cosmetics, Inc., Jerome J. Goldstein, and the Goldstein Family Limited partnership. Leslee Brooks is a daughter of Mr. and Mrs. Jerome J. Goldstein and a sister of Mark E. Goldstein. The Goldstein Family Limited Partnership was established by Mr. and Mrs. Jerome
J. Goldstein in November, 1996 and received common stock of the Company previously held by Mr. and Mrs. Goldstein. The plaintiffs claim that their disclosure to the Company in 1991 of the concept of an alpha hydroxy acid based product, as well as their assistance in developing the Company's Alpha Hydrox, entitles the plaintiffs under a doctrine of unjust enrichment to compensation in an amount equal to at least one-third of the income from the product since its inception. The plaintiffs also request punitive damages. In related claims against Jerome J. Goldstein individually, the plaintiffs allege a breach of a fiduciary duty, fraudulent inducement to disclose the product concept and assist the Company, and resulting damages at least equal to one-third of the income from the product. The plaintiffs further claim that there should be a "constructive trust" imposed on the stock transferred to the Goldstein Family Limited Partnership.

     The Company believes unequivocally that there was no agreement, either written or oral, to provide any compensation to the plaintiffs beyond consulting fees paid by the Company to Dr. Brooks, that there was no expectation of such compensation, and that the compensation already paid to Dr. Brooks for consulting services was fair and reasonable. The Company views the lawsuit as groundless and is defending itself vigorously.

     The Company has entered into an agreement for the sale of a building in Fort Lauderdale, Florida, owned and previously used by Aquafilter Corporation. The sales price for this building, which is carried on the Company's balance sheet at approximately $712,900, is $2.1 million (before expenses of the sale). The sale of the Aquafilter building is subject to a number of conditions but is expected to be completed in 1997.

PART II.  OTHER INFORMATION

Item 1.   Not Applicable

Item 2.   Not Applicable

Item 3.   Not Applicable

Item 4.   Submission of Matters to a Vote of Security
          Holders

          On May 7, 1997, the company held its 1997 Annual Meeting of Shareholders. At that meeting, the seven existing directors were nominated and re-elected as directors of the Company. These seven persons constitute all members of the Board of Directors of the Company. These directors and the votes for and withheld for each of them were as follows:

                                   For            Withheld

          Jerome J. Goldstein      8,361,780      400,093
          Mark E. Goldstein        8,384,456      377,401
          Carolyn J. Anderson      8,389,252      372,605
          Barry Shepard            8,400,002      361,855
          Dennis H. Field          8,403,302      358,555
          James F. Keane           8,403,302      358,555
          Michael J. Sheets        8,399,702      362,155



Item 5.   Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  There are no exhibits to this Report

          (b) The following reports were filed by the Company on Form 8-K for the Second Quarter of 1997:

               A Current Report on Form 8-K concerning an event occurring on June 5, 1997 and reported under Item 6, Other Events.



                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SCOTT'S LIQUID GOLD-INC.

August 5, 1997                     BY:  /s/ Mark E. Goldstein
Date                               Mark E. Goldstein, President


August 5, 1997                     BY: /s/ Barry Shepard
Date                               Barry Shepard, Treasurer
Principal Financial Officer