Form 10-K/A
period 1996-12-31
SCOTTS LIQUID GOLD INC
filed 1997-10-16
CIK 88000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996
                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ______________________

Commission file number 0-5128

                            SCOTT'S LIQUID GOLD-INC.
             (Exact name of Registrant as specified in its charter)

                     Colorado                               84-0920811
            State or other jurisdiction of           (I.R.S. Employer
            incorporation or organization)          Identification No.)

     4880 Havana Street, Denver, CO                80239
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number:  (303) 373-4860

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

                            SCOTT'S LIQUID GOLD-INC.

                                ANNUAL REPORT ON

                                    FORM 10-K

                        FOR YEAR ENDED DECEMBER 31, 1996


This Amendment No. 1 to Scott's Liquid Gold-Inc.'s 1996 Annual Report on Form 10-K includes a report of its independent public accountants on the Company's financial statement Schedule II.

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


Supporting Schedules

Valuation and Qualifying Accounts
Schedule II
Scott's Liquid Gold-Inc. and Subsidiaries


    Column A          Column B         Column C        Column D          Column
                                                                           E
                                      Additions       Deductions
                     Balance at           1                2
                    Beginning of   Charge to Costs    Charges to        Balance
   Description         Period        and Expenses   Other Accounts         at
                                                                         End of
                                                                         Period

Year Ended
December 31, 1996        $494,200          $270,900        $184,700 (1)   $580,400
Allowance for
doubtful accounts
Year Ended
December 31, 1995        $339,000          $229,000         $73,800 (1)   $494,200
Allowance for
doubtful accounts
Year Ended
December 31, 1994        $177,900          $174,400         $13,300 (1)   $339,000
Allowance for
doubtful accounts

(1) Uncollectible accounts written off, net of recoveries.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Scott's Liquid Gold-Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Scott's Liquid Gold-Inc.'s 1996 Annual Report incorporated by reference in this Form 10-K, and have issued our report thereon dated January 21, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental
Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Denver, Colorado,
March 27, 1997.


                               SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:  October 16, 1997.


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


                              By:     /s/ Mark E. Goldstein
                                    Mark E. Goldstein, President
                                    Principal Executive Officer


                              By:     /s/ Barry Shepard
                                    Barry Shepard, Treasurer
                                    Principal Financial Officer


                              By:     /s/ Jeffry B. Johnson
                                    Jeffry B. Johnson, Controller


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:


Date                     Name and Title           Signature

October 16, 1997         Carolyn J. Anderson,)
                         Director            )
                                             )
October 16, 1997         Mark E. Goldstein,  )
                         Director            )
                                             )
October 16, 1997         Jerome J. Goldstein,)    /s/ Barry Shepard
                          Director           )    Barry Shepard, for
                                                  himself and as Attorney-in-
                                                  Fact for the named directors
                                                  who together constitute all of
October 16, 1997         Dennis H. Field,    )    the members of Registrant's
                         Director            )    Board of Directors

                                             )
October 16, 1997         James F. Keane,     )
                         Director            )
                                             )
October 16, 1997         Michael J. Sheets,  )
                         Director            )
                                             )
October 16, 1997         Barry Shepard,      )
                         Director            )