Form 10-Q
period 1997-09-30
SCOTTS LIQUID GOLD INC
filed 1997-11-06
CIK 88000

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OF THE
                SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED
                       SEPTEMBER 30, 1997

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

                    YES _X__        NO  ____


     The Registrant had 10,084,358 common shares, $0.10 par value, its only class of common stock, issued and outstanding on October 27, 1997.

PART I.   FINANCIAL INFORMATION

Item 1.        Financial Statements

Scott's Liquid Gold-Inc. & Subsidiaries
Consolidated Statements of Operations (Unaudited)

                            Three Months Ended             Nine Months Ended
                               September 30,                 September 30,
                           1997           1996            1997          1996

Revenues:
Net sales           $12,821,700    $10,568,600     $39,000,300   $33,134,700
Other income            114,400         68,200         368,200       185,800
                    ________________________________________________________
                     12,936,100     10,636,800      39,368,500    33,320,500

Costs and Expenses:
Cost of sales         3,635,300      3,339,500      10,837,700    10,927,600
Advertising           3,643,000      3,451,300      13,411,500    12,723,500
Selling               1,962,000      1,726,200       5,966,700     5,600,300
General and
  Administrative      1,726,700      1,636,600       4,985,000     4,208,600
Interest                332,200        304,400         994,800       880,800
                    ________________________________________________________
                     11,299,200     10,458,000      36,195,700    34,340,800
                    ________________________________________________________
Income (loss)
  from operations     1,636,900        178,800       3,172,800    (1,020,300)
Other:
  Lawsuit settlement   (296,000)     3,153,900        (272,500)    3,587,900
                    ________________________________________________________
Income (loss) from
  continuing operations
  before income taxes 1,932,900     (2,975,100)      3,445,300    (4,608,200)
Income tax
  expense (benefit)     715,200     (1,308,100)      1,274,700    (1,716,800)
                    ________________________________________________________
Income (loss)
 from continuing
 operations           1,217,700     (1,667,000)      2,170,600    (2,891,400)

Discontinued operations:
Income (loss) from
  operations, net
  of income taxes             -       (25,000)               -        (8,200)
Gain on disposal,
  net of income taxes         -        59,700                -        59,700
                    ________________________________________________________
Net income (loss)   $ 1,217,700   $(1,632,300)    $  2,170,600    (2,839,900)

Net income (loss)
  per common share (Note 2)
Income (loss) from
  continuing operations  $  .12   $     (.17)     $        .21    $     (.29)
Income from
  discontinued operations     -            -                 -           .01
                    ________________________________________________________
Net income (loss) per
  common share      $       .12   $     (.17)     $        .21    $     (.28)

Weighted average
  number of common
  shares outstanding 10,244,200   10,030,900        10,168,700    10,030,900

See Notes to Consolidated Financial Statements


Consolidated Statements of Cash Flows (Unaudited)

                                                Nine Months Ended September 30,

                                                      1997                1996
Cash flows from operating activities:
Net income (loss)                               $2,170,600         $(2,839,900)
                                               ________________________________
Adjustments to reconcile net income
  (loss) to net cash provided (used)
  by operating activities:
Depreciation and amortization                      849,800             819,400
Provision for doubtful accounts receivable         118,500             203,200
Gain on sale of discontinued operations                  -             (59,700)
Compensation expense of employee stock plans        81,300                   -
Change in assets and liabilities,
  net of discontinued operations:
Accounts and other receivables                  (1,686,700)         (5,429,200)
Inventories                                         36,400           1,855,100
Prepaid expenses                                     1,100             230,100
Other assets                                             -             371,000
Accounts payable and accrued expenses            1,590,000           4,164,400
                                              ________________________________
Total adjustments to net income (loss)             990,400           2,154,300
                                              ________________________________
Net Cash Provided (Used) by
  Operating Activities                           3,161,000            (685,600)
                                              ________________________________
Cash flows from investing activities:
Purchase of property, plant and equipment         (194,600)         (1,006,500)
Proceeds from sale of discontinued operations            -             500,000
Net change in assets of discontinued
  Operations                                        31,300            (287,200)
                                              ________________________________
Net Cash Used by Investing Activities             (163,300)           (793,700)
                                              ________________________________
Cash flows from financing activities:
Proceeds from exercise of stock options              5,400                   -
Proceeds from short-term borrowings                135,200             150,600
Principal payments on short-term borrowings       (121,700)           (134,900)
Proceeds from long-term borrowings                       -           2,007,400
Principal payments on long-term borrowings         (33,000)            (28,400)
Increase in bond sinking fund                     (909,700)           (810,400)
                                              ________________________________
Net Cash Provided (Used) by
  Financing Activities                            (923,800)          1,184,300
                                              ________________________________
Net Increase (Decrease) in
  Cash and Cash Equivalents                      2,073,900            (295,000)
Cash and Cash Equivalents,
  beginning of period                            4,749,200           4,720,200
                                              ________________________________
Cash and Cash Equivalents,
  end of period                             $    6,823,100        $  4,425,200
Supplemental disclosures:
Cash paid during the period for:
Interest (net of $30,300
  capitalized in 1996)                      $      919,300        $    875,000
Interest paid by discontinued operations    $       30,200        $     32,000
Income taxes                                $      859,800        $    715,700
Noncash investing activities:
Note receivable on sale of
  discontinued operations                   $            -        $    300,000

See Notes to Consolidated Financial Statements

ASSETS
                                         1997                  1996

Current assets:
Cash and cash equivalents         $ 6,823,100           $ 4,749,200
Trade receivables (Note 3)          5,451,900             3,362,100
Other receivables                     160,200               681,800
Inventories:
Finished goods                      1,637,000             2,244,900
Raw materials                       2,455,800             1,884,300
Prepaid expenses                      264,600               265,700
Deferred tax assets                   761,400               761,400
                                  _________________________________
Total current assets               17,554,000            13,949,400
Property, plant and equipment
at cost                            27,045,500            26,850,900
Less accumulated depreciation       7,774,100             6,989,100
                                  _________________________________
                                   19,271,400            19,861,800
Other assets                          213,100               277,900
Net assets of
  discontinued operations             343,500               374,800
                                  _________________________________
                                  $37,382,000           $34,463,900



LIABILITIES & SHAREHOLDERS' EQUITY
                                        1997                  1996
Current liabilities:
Notes payable                    $    13,500           $         -
Accounts payable                   4,869,000             3,723,600
Accrued expenses                   3,183,400             2,738,800
Current maturities of
  long-term debt                   1,289,600             1,289,600
                                 _________________________________
Total current liabilities          9,355,500             7,752,000
Long-term debt                     9,834,000            10,776,700
Deferred income taxes                237,100               237,100
                                 _________________________________

                                  19,426,600            18,765,800
                                 _________________________________
Shareholders' equity (Note 2):
Common stock                       1,008,400             1,003,100
Capital in excess of par           4,800,400             4,719,000
Retained earnings                 12,146,600             9,976,000
                                  ________________________________
Shareholders' equity              17,955,400            15,698,100
                                 _________________________________
                                 $37,382,000           $34,463,900



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

Average shares outstanding used in the above computations were 10,244,200 and 10,168,700 for the three and nine months ended September 30, 1997 respectively, and 10,030,900 for the three and nine months ended September 30, 1996.

At September 30, 1997 there were authorized 50,000,000 shares of the Company's $.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series.

NOTE 3
Allowances for doubtful accounts at September 30, 1997 and December 31, 1996 were $704,100 and $580,400 respectively.

NOTE 4
On October 14,1997, the Company completed the sale of its land and building in Fort Lauderdale, Florida, which property was owned by the Company's wholly owned subsidiary, Aquafilter Corporation. The gain from that sale (approximately $700,000 net of taxes) will be recognized in the last quarter of this year.


Market Information

The high and low prices of Scott's Liquid Gold-Inc. common stock as traded on the New York Stock Exchange were as follows:

Three Months Ended              High         Low

December 31, 1995              3-5/8       2-1/2
March 31, 1996                 3           2-1/2
June 30, 1996                  3           1-3/4
September 30, 1996             2-1/8       1-1/2
December 31, 1996              1-7/8       1-1/4
March 31, 1997                 2-7/8       1-3/8
June 30, 1997                  2-7/8       1-1/2
September 30, 1997             4-1/16      2

NYSE  Symbol: SGD

Current stock quotes, SEC filings, quarterly earnings and press releases can be found at: http://www.businesswire.com/cnn/sgd.htm




Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Summary of Results as a Percentage of Net Sales

                                        (Audited)
                                          Year            Nine Months
                                          Ended               Ended
                                        December 31,       September 30,
                                           1996            1997     1996
Net sales
Scott's Liquid Gold
  household products                       39.9%           30.0%    38.2%
Neoteric Cosmetics                         60.1%           70.0%    61.8%
                                          _______________________________
Total net sales                           100.0%          100.0%   100.0%
Cost of sales                              32.1%           27.8%    33.0%
                                          _______________________________
Gross profit                               67.9%           72.2%    67.0%
Other revenue                               0.7%            1.0%     0.6%
                                          _______________________________
                                           68.6%           73.2%    67.6%
                                          _______________________________
Operating expenses                         61.1%           62.5%    68.0%
Interest                                    2.7%            2.6%     2.7%
                                          _______________________________
                                           63.8%           65.1%    70.7%
                                          _______________________________
Income (loss) before income taxes           4.8%            8.1%    (3.1%)

General

The Company manufactures and markets household chemical and skin care products; and, until September of 1996, also produced and marketed cigarette filters through a wholly owned subsidiary. In early 1992, the Company entered into the cosmetics business, introducing a line of skin care products, Alpha Hydrox, which is sold throughout the United States and Canada, and which has recently been introduced in Argentina and Uruguay. Sales of the cosmetics line were $15.8 million in 1993, $30.6 million in 1994 and $31.6 million in 1995; but, for a variety of reasons which are set forth in the Company's most recent Annual Report, sales of the Company's skin care products decreased to $26.6 million in 1996. Largely as a result of the Company's entry into the skin care business, net income (excluding income from discontinued operations), increased from approximately $288,000 in 1992 to $2,841,000 in 1993, and to $5,818,000 in 1994.
However, in 1995, net income declined to about $2,784,000 due to heavy advertising of cosmetics products and a decline of 12.3% in sales of the Company's household chemical products; and, in 1996, the Company posted a net loss (after a charge of $3,588,000 attributable to the settlement of an environmental lawsuit) of $934,000. During the first three quarters of 1997, the Company's net sales were $39,000,300 compared to $33,134,700 for the same period of 1996, an increase of 17.7%; and its income from operations (a result which does not consider a credit in 1997 of $272,500 and a charge in 1996 of $3,587,900, both related to the environmental lawsuit settlement, nor income taxes or net income from discontinued operations) was $3,172,800 for the first nine months of 1997 compared to a loss of $1,020,300 for the first three quarters of 1996.

Nine Months Ended September 30, 1997
Compared to Nine Months Ended September 30, 1996

Consolidated net sales for the first nine months of 1997 were $39,000,300 vs. $33,134,700 for the first three quarters of 1996, an increase of $5,865,600 or 17.7%. Average selling prices for the first nine months of 1997 were higher than those of the same period of 1996 by $2,629,200, prices of household chemical products being up by $1,275,000 (all of which related to Touch of Scent), while average selling prices of cosmetics products increased, predominantly in the third quarter, by $1,354,200.

During the first three quarters of 1997, net sales of cosmetics products accounted for 70% of consolidated net sales compared to 61.8% for the first nine months of 1996. Net sales of these products for those periods were $27,285,900 in 1997 compared to $20,488,000 in 1996, an increase of $6,797,900 or 33.2%.
That increase was the result of higher average selling prices and increases in sales of the Company's basic skin care products, Alpha Hydrox cremes, lotions and face wash. Further, for the nine months ended September 30, 1996, sales of Alpha Hydrox were adversely affected by a discontinuance of an unsuccessful product and customer returns of that product. The Company also attributes the increase in sales of Alpha Hydrox products to an improved advertising schedule, which resulted in a substantial decrease in expenditures for advertising of the Company's skin care products, and to the effectiveness of that advertising, including the airing of several new television commercials which, apparently, have been well received by the viewing public. Competition continues to be keen in the skin care category in which the Company participates and is expected to remain so for the foreseeable future. While the Company is pleased with its Alpha Hydrox sales results for the first nine months of 1997, no assurance can be given that such results will continue into the future, even for the short run. As indicated below, the Company typically decreases advertising expenditures in its fourth quarter.

Sales of household chemical products for the first nine months of 1997 accounted for 30% of consolidated net sales compared to 38.2% for the same period of 1996. These products are comprised of 'Scott's Liquid Gold' for wood, a wood cleaner which preserves as it cleans, and 'Touch of Scent', a room air freshener. During the nine months ended September 30, 1996, sales of household chemical products were $12,646,700 compared to $11,714,400 for the first nine months of 1997, a decrease of $932,300 or 7.4%. Sales of 'Scott's Liquid Gold' for wood were down by $813,500, a decrease of 11.4%, while sales of 'Touch of Scent' were down by $118,800 or 2.2%. The Company believes that its expenditures to advertise Scott's Liquid Gold for wood (which expenditures were lower than those of the first nine months of 1996 by $230,900) were adequate to maintain the product's market presence, but were inadequate to increase sales of that product and, apparently, inadequate to prevent the 7.4% drop in sales volume. As was reported previously, Touch of Scent sales had declined over an extended period of time and, therefore, in an effort to increase sales of its air fresheners, in December of 1996, the Company introduced a new line of highly decorative fixtures to dispense new, concentrated formulae now contained in its refill units. The Company's experience, thus far, with its new line of fixtures is less than satisfactory. The Company had hoped that its new fixtures would be the catalyst to revitalize its line of air fresheners. So far, that has not been so. As noted above, during the first nine months of 1997, sales of Touch of Scent decreased by 2.2% compared to 1996; but, case sales of that product for the first nine months of 1997 compared to 1996 decreased by about 25%, while, at the same time, expenditures to advertise that product line increased from $303,000 to $2,689,500. The Company has re-examined its allocation of budgeted advertising dollars to its various product lines and intends to adjust that allocation in 1998.

On a consolidated basis, cost of goods sold was $10,837,700 during the first three quarters of 1997 compared to $10,927,600 for the same period of 1996, a decrease of $89,900 or less than 1.0% (on an increase in sales of 17.7%). As a percentage of consolidated net sales, cost of goods sold was 27.8% in 1997 vs. 33.0% in 1996, a decrease of about 15.8%. The decrease in cost of goods sold for the nine months ended September 30, 1997, during a period which saw sales increase by 17.7%, is primarily the result of an increase in average selling prices during this period, and a significant change in the mix of products sold. Alpha Hydrox products are less costly to produce relative to their sales price than are household chemical products. Alpha Hydrox products accounted for 70% of consolidated net sales in the most recent nine months, compared to 61.8% for the same period last year.

Advertising expenses for the first nine months of 1997 were $13,411,500 compared to $12,723,500 for the comparable period of 1996, an increase of $688,000 or 5.4 %. Advertising expenses applicable to household chemicals were higher during the first three quarters of 1997 than those of the comparable period of 1996, by $2,155,600, an increase of 84.4%. Advertising expenses for Liquid Gold decreased by $230,900 whereas expenses to advertise Touch of Scent increased by $2,386,500. Advertising expenses for Alpha Hydrox were $1,467,600 lower during the first nine months of 1997 than in the comparable period of 1996. During the last quarter of 1997, the Company intends to spend little to advertise its products. Nonetheless, the Company continues to believe that, as a matter of sound business judgment, it must continue to advertise aggressively whenever it is fiscally responsible to do so, because (i) the market for skin care products is highly competitive and, accordingly, the Alpha Hydrox name needs to be kept in front of current consumers; and (ii) advertising is essential to maintain or increase sales levels of both the Company's cosmetics and household chemical products over the long run. Sustaining the Company's advertising program is highly dependent upon sales of its skin care products.

Selling expenses for the first nine months of 1997 were $5,966,700 compared to $5,600,300 for the comparable period of 1996, an increase of $366,400 or 6.5%. Brokerage commissions and freight out (which vary with sales volume) were up by $167,500; costs of couponing and slotting allowances were up by $336,400, whereas the costs of promotional goods decreased by $123,300 and other selling expenses decreased by $14,200.

Administrative expenses were higher in the first nine months of 1997 than those of the first three quarters of 1996 by $776,400, ($4,985,000 vs. $4,208,600), an
increase of 18.5%. Of that increase, $416,300 relates to an increase in accruals for bonus and profit sharing plans (there were no such accruals during the first nine months of 1996), $381,100 pertains to an increase in legal and professional expenses, and $63,700 pertains to a net increase in other administrative expenses; all offset by a decrease of $84,700 in bad debt expense. The increase in legal and professional fees was primarily the result of the reclassification, in 1996, of professional fees which pertained to an environmental lawsuit.

Interest expense for the first nine months of 1997 was greater than that of the comparable three quarters of 1996 by $114,000, an increase of 12.9%, which was due to increased debt and the capitalization of approximately $30,000 of interest expense during the first quarter of 1996, the final quarter of the Company's construction period. (See Liquidity and Capital Resources below.) Other income increased by $182,400 during the nine months ended September 30, 1997 compared to the same period of 1996 due to an increase in interest rates applicable to cash reserves and an increase in the cash reserves themselves.

During the first nine months of both 1997 and 1996, expenditures for research and development were not material (under 1% of revenues).

Three Months Ended September 30, 1997
Compared to Three Months Ended September 30, 1996

Consolidated net sales for the third quarter of 1997 were $12,821,700 vs. $10,568,600 for the three months ended September 30, 1996, an increase of $2,253,100 or 21.3%. Average selling prices for the third quarter of 1997 were higher than those of the third quarter of 1996 by $1,495,800, prices of household chemical products being down by $59,100 while average selling prices of cosmetics products were up by $1,554,900.

During the third quarter of 1997, net sales of cosmetics products accounted for 73.7% of consolidated net sales compared to 61.5% for the third quarter of 1996. Net sales of these products for those periods were $9,450,600 in 1997 compared to $6,498,000 in 1996, an increase of $2,952,600 or 45.4%. About half of that increase resulted from increases in average selling prices and most of the balance to increases in sales of the Company's basic products, Alpha Hydrox cremes and lotions and face wash. Explanations of the increase in sales of Alpha Hydrox products set forth in the discussion for the nine months ended September 30, 1997 and 1996 are equally applicable to the third quarters then ended.

Sales of household chemical products for the third quarter of 1997 accounted for 26.3% of consolidated net sales compared to 38.5% for the same quarter of 1996. These products are comprised of 'Scott's Liquid Gold' for wood, a wood cleaner which preserves as it cleans, and 'Touch of Scent', a room air freshener. During the three months ended September 30, 1997, sales of household chemical products were $3,371,100 compared to $4,070,600 for the third quarter of 1996, a decrease of $699,500 or 17.2%. Sales of 'Scott's Liquid Gold' for wood were down by $335,700, a decrease of 15.4%, even though the Company spent $308,800 more during the third quarter of 1997 vs. the third quarter of 1996 to advertise that product; and sales of 'Touch of Scent' were down by $363,800 or 19.3% with advertising expenditures being about the same for the third quarter of 1997 and 1996. With regard to 'Touch of Scent' and advertising of individual product lines, see discussion for the nine months ended September 30, 1997 and 1996.

On a consolidated basis, cost of goods sold was $3,635,300 for the third quarter of 1997 compared to $3,339,500 for the same quarter of 1996, an increase of $295,800 or about 8.9% (on an increase in sales of 21.3%). As a percentage of consolidated net sales, cost of goods sold was 28.4% for the third quarter of 1997 vs. 31.6% for the same quarter of 1996, a decrease of about 10%. But for the increase in average selling prices in the third quarter of 1997 vs. 1996, cost of goods sold for the most recent quarter would have been 32.1%, about equal to last year.

Advertising expenses for the three months ended September 30, 1997 were $3,643,000 compared to $3,451,300 for the comparable three months of 1996, an increase of $191,700 or 5.6%. Advertising expenses applicable to household chemicals increased during the third quarter of 1997 compared to the same quarter of 1996 by $340,000 or 19.3%. Advertising expenses for Liquid Gold for wood increased by $308,800 while expenses to advertise Touch of Scent increased by $31,200. Advertising expenses for Alpha Hydrox were $148,300 lower during the quarter ended September 30, 1997 than in the comparable quarter of 1996, a decrease of 5.6%. See discussion of the nine months ended September 30, 1997 and 1996 for the Company's philosophy regarding advertising.

Selling expenses for the third quarter of 1997 were $1,962,000 compared to $1,726,200 for the comparable quarter of 1996, an increase of $235,800 or 13.7%. That increase resulted primarily from an increase of $188,300 in couponing and slotting costs and an increase of $137,700 in freight and brokerage expenses (which vary with sales volume); both offset by a decrease of $90,200 in other selling expenses, none of which, by itself, was material.

Administrative expenses were higher in the third quarter of 1997 than those of the comparable quarter of 1996 by $90,100, an increase of 5.5%. Of that increase, $237,200 pertains to accruals for profit sharing and bonus plans (there were no such accruals for the quarter ended September 30, 1996) and $26,300 pertains to a net increase in a variety of other administrative expenses; both offset by a decrease in legal expenses of $173,400 which resulted primarily from the reclassification of l996 expenses in connection with an environmental lawsuit.

Interest expense for the third quarter of 1997 was greater than that of the comparable quarter of 1996 by $27,800, an increase of 9.1%, which was due to increased debt. Other income increased by $46,200 during the quarter ended September 30, 1997 compared to the same quarter of 1996 due to an increase in interest rates applicable to cash reserves and an increase in the cash reserves themselves.

During the third quarter of both 1997 and 1996, expenditures for research and development were not material (under 1% of revenues).

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

Interest on the $12 million bond issue is payable semi- annually at the rate of 10% per annum. (The July 1, 1997 interest payment was made in a timely manner. There is no reason to believe that the interest payment due on January 1, 1998 will not be made as is required by the Bond Indenture.) A sinking fund payment of $1 million is required annually. Sinking fund payments through 1996 were made as required. Currently, the Company is voluntarily paying $183,300 each month to the Trustee to cover future interest and sinking fund payments. The Trustee, at the Company's request, holds such moneys in accounts to which the Company has no access.

Among other things, the Bond Indenture requires that the Company maintain a current ratio of at least 1.0:1 while the bonds are outstanding, and further requires that the Company maintain a ratio of consolidated funded debt (reduced by any amount held in the bond sinking fund) to consolidated net worth of not more than 1.5:1. Both of the foregoing requirements were met at September 30, 1997. The Bond Indenture also states that the Company may not declare or pay any dividend or distribution on its equity securities, purchase or otherwise acquire securities of the Company, or incur any additional consolidated funded debt if, after giving effect to the action, the ratio of consolidated funded debt (reduced by amounts held in the bond sinking fund) to consolidated net worth would exceed 1.25 to 1 on January 1, 1996 and thereafter. That provision continued to be satisfied at September 30, 1997. The bonds are secured by a first deed of trust on the Company's Denver land and buildings, including new structures financed by the bond issue. The bonds are callable, in whole or in part, at the Company's option, beginning July 1, 1997. The Company has not reached a decision at this time as to whether it will redeem any of its outstanding bonds.

During the first three quarters of 1997, the Company's working capital increased by $2,001,100, but the Company's current ratio (current assets divided by current liabilities) remained about the same as it was at year end, 1.88:1 at September 30, 1997 vs. 1.80:1 at December 31, 1996. This increase in working capital is attributable to a net profit in the first nine months of $2,170,600, contributions of $81,300 of corporate stock to the Company ESOP, depreciation in excess of capital additions of $590,400, stock option exercises of $5,400 and a decrease in other assets of $64,800 and in the net assets of discontinued operations of $31,300; all offset by a reduction in long-term debt of $942,700. At September 30, 1997, the ratio of consolidated funded debt to consolidated net worth was .57:1.

During the first nine months of 1997, trade accounts receivable increased by $2,089,800 primarily because sales of September of 1997 exceeded those of December of 1996. The Company's average collection period remains at under 30 days. Other receivables decreased during the first nine months of the year by $521,600, essentially due to the collection of a December 31, 1996 receivable of $600,000 from an insurance carrier which was involved in the Company's environmental lawsuit with the United States Army; offset by approximately $130,000 for an amount collectible under a stop loss, health insurance contract, plus certain miscellaneous items. Accounts payable at September 30, 1997 were $1,145,400 greater than those at December 31, 1996, primarily due to an increase in advertising payables.

Other

As previously reported, the Company had been a defendant in an environmental lawsuit brought by the United States Justice Department at the request of the United States Army, alleging contribution by the Company to contamination in a groundwater aquifer underlying a portion of the Rocky Mountain Arsenal. In October of 1996, the Company and the United States, on behalf of the Department of the Army, negotiated a settlement of this dispute and submitted a Settlement Agreement and Order to the United States District Court for the District of Colorado. The Agreement, which admits no wrong doing by the Company and which was approved by the Court on November 6, 1996, requires the payment to the United States of $6 million, of which $3 million was paid by the Company's insurers and $1 million was paid by the Company. The additional $2 million is to be paid by the Company in equal annual installments of $250,000 over eight years, beginning on October 31, 1997, together with interest approximating the Treasury Bill rate. Due to income tax considerations, the Company intends to liquidate its entire indebtedness to the Army by the end of 1997. The Company filed lawsuits against three insurers (which did not participate in the settlement) to recover at least the $3 million paid and/or payable by the Company, plus punitive damages and attorneys' fees. In July of 1997, a settlement agreement was reached with one of the three insurance companies which the Company had engaged in litigation. The terms of such settlement are confidential.

The Company's 1996 Annual Report describes a patent infringement suit which was filed against Neoteric Cosmetics, Inc., the Company's wholly-owned subsidiary which manufactures and sells skin care products under the name Alpha Hydrox. There has been no change in the status of that suit from the date of the Company's 1996 Annual Report to the date of the issuance of this report.

In June of 1997, a lawsuit was filed against the Company by Leslee Brooks, her husband, and a related corporation. Other defendants include the Company's wholly-owned subsidiary, Neoteric Cosmetics, Inc., Jerome J. Goldstein, and the Goldstein Family Limited Partnership. Leslee Brooks is a daughter of Mr. and Mrs. Jerome J. Goldstein and a sister of Mark E. Goldstein (see list of Officers and Directors on last page of this Report). The Goldstein Family Limited Partnership was established in November, 1996 by Mr. and Mrs. Jerome J. Goldstein and received common stock of the Company previously held by Mr. and Mrs. Goldstein. The plaintiffs claim that their disclosure to the Company in 1991 of the concept of an alpha hydroxy acid based product, as well as their assistance in developing the Company's Alpha Hydrox products, entitles the plaintiffs under a doctrine of unjust enrichment to compensation in an amount equal to at least one-third of the income from the product since its inception. The plaintiffs also request punitive damages. In related claims against Jerome
J. Goldstein individually, the plaintiffs allege a breach of fiduciary duty, fraudulent inducement to disclose the product concept and to assist the Company, and resulting damages at least equal to one-third of the income from the product. The plaintiffs further claim that there should be a 'constructive trust' imposed on the stock transferred to the Goldstein Family Limited Partnership.

The Company unequivocally believes that there was no agreement, written or oral, to provide any compensation to the plaintiffs beyond consulting fees paid by the Company to Dr. Brooks, that there was no expectation of such compensation, and that the compensation already paid to Dr. Brooks for consulting services was fair and reasonable. The Company views the lawsuit as groundless and is vigorously defending itself. Discovery is underway in this litigation. The trial in the Brooks case is tentatively scheduled to commence in February, 1998, although the trial date may be changed to a later time.

On October 14, 1997, the Company completed the sale of its land and building in Fort Lauderdale, Florida, which property was owned by the Company's wholly-owned subsidiary, Aquafilter Corporation. The gain from that sale (approximately $700,000 net of taxes) will be recognized in the last quarter of this year. The net cash proceeds to the Company from this sale amounted to approximately $1,450,000.

The Company's Annual Report described a tentative report of the Cosmetic Ingredient Review Expert Panel ('CIR') sponsored by the cosmetic industry on its findings on the safety of cosmetics containing alpha hydroxy acids. The final report was issued in June, 1997 and contains the same conclusion that glycolic acid is safe for use in retail domestic products at concentrations of up to 10%, with a pH level of no less than 3.5, when the directions for use include the daily use of sun protection. The Company's cosmetic products meet the CIR's current criteria.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

As previously reported, the Company had been a defendant in an environmental lawsuit brought by the United States Justice Department at the request of the United States Army, alleging contribution by the Company to contamination in a groundwater aquifer underlying a portion of the Rocky Mountain Arsenal. In October of 1996, the Company and the United States, on behalf of the Department of the Army, negotiated a settlement of this dispute and submitted a Settlement Agreement and Order to the United States District Court for the District of Colorado. The Agreement, which admits no wrong doing by the Company and which was approved by the Court on November 6, 1996, requires the payment to the United States of $6 million, of which $3 million was paid by the Company's insurers and $1 million was paid by the Company. The additional $2 million is to be paid by the Company in equal annual installments of $250,000 over eight years, beginning on October 31, 1997, together with interest approximating the Treasury Bill rate. Due to income tax considerations, the Company intends to liquidate its entire indebtedness to the Army by the end of 1997. The Company filed lawsuits against three insurers (which did not participate in the settlement) to recover at least the $3 million paid and/or payable by the Company, plus punitive damages and attorneys' fees. In July of 1997, a settlement agreement was reached with one of the three insurance companies which the Company had engaged in litigation. The terms of such settlement are confidential. The lawsuit was commenced on December 10, 1996, is pending in the United States District Court for the District of Colorado and was also previously reported in the Company's quarterly Reports on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997.

The Company's 1996 Annual Report describes a patent infringement suit which was filed against Neoteric Cosmetics, Inc., the Company's wholly-owned subsidiary which manufactures and sells skin care products under the name Alpha Hydrox. There has been no change in the status of that suit from the date of the Company's 1996 Annual Report to the date of the issuance of this report. This lawsuit was also mentioned in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997.

In June of 1997, a lawsuit was filed against the Company by Leslee Brooks, her husband, and a related corporation. Other defendants include the Company's wholly-owned subsidiary, Neoteric Cosmetics, Inc., Jerome J. Goldstein, and the Goldstein Family Limited Partnership. Leslee Brooks is a daughter of Mr. and Mrs. Jerome J. Goldstein and a sister of Mark E. Goldstein (see list of Officers and Directors on last page of this Report). The Goldstein Family Limited Partnership was established in November, 1996 by Mr. and Mrs. Jerome J. Goldstein and received common stock of the Company previously held by Mr. and Mrs. Goldstein. The plaintiffs claim that their disclosure to the Company in 1991 of the concept of an alpha hydroxy acid based product, as well as their assistance in developing the Company's Alpha Hydrox products, entitles the plaintiffs under a doctrine of unjust enrichment to compensation in an amount equal to at least one-third of the income from the product since its inception. The plaintiffs also request punitive damages. In related claims against Jerome
J. Goldstein individually, the plaintiffs allege a breach of fiduciary duty, fraudulent inducement to disclose the product concept and to assist the Company, and resulting damages at least equal to one-third of the income from the product. The plaintiffs further claim that there should be a 'constructive trust' imposed on the stock transferred to the Goldstein Family Limited Partnership.

The Company unequivocally believes that there was no agreement, written or oral, to provide any compensation to the plaintiffs beyond consulting fees paid by the Company to Dr. Brooks, that there was no expectation of such compensation, and that the compensation already paid to Dr. Brooks for consulting services was fair and reasonable. The Company views the lawsuit as groundless and is vigorously defending itself. Discovery is underway in this litigation. The trial in the Brooks case is tentatively scheduled to commence in February, 1998, although the trial date may be changed to a later time. The lawsuit by the Brooks was brought in the United States District Court for the District of Colorado and was previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and in its 8-K Report dated June 6, 1997.




Item 2.        Not Applicable

Item 3.        Not Applicable

Item 4.        Not Applicable

Item 5.        Not Applicable

Item 6.        Not Applicable


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SCOTT'S LIQUID GOLD-INC.

November 6, 1997                   BY: /s/ Mark E. Goldstein
Date                               Mark E. Goldstein, President


November 6, 1997                   BY:/s/ Barry Shepard
Date                               Barry Shepard, Treasurer
                                   Principal Financial Officer