Form 10-K
period 1997-12-31
SCOTTS LIQUID GOLD INC
filed 1998-03-31
CIK 88000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
                           20549
                                  FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997
                               OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from _______________________________ to
_______________________________

Commission file number 0-5128

                                    SCOTT'S LIQUID GOLD-INC.
             (Exact name of Registrant as specified in its charter)

           Colorado                                   84-0920811
   (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)           Identification No.)

          4880 Havana Street, Denver, CO          80239
     (Address of principal executive offices)     (Zip Code)

Registrant's telephone number:  (303)  373-4860

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


                       Yes       X                 No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (? 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


The aggregate market value of the Registrant's voting stock held as of March 11, 1997 by non-affiliates of the Registrant was $22,571,052. This calculation assumes that certain parties may be affiliates of the Registrant and that, therefore, 5,642,763 shares of voting stock are held by nonaffiliates.


As of March 11, 1997, the Registrant had 10,092,358 shares of its $0.10 par value common stock outstanding.


                       Documents Incorporated by Reference


The Registrant's 1997 Annual Report to shareholders is incorporated by reference in Parts I, II and IV. The Registrant's definitive Proxy Statement for the Annual Meeting of shareholders to be held on May 6, 1998, is incorporated by reference in Part III.

                    SCOTT'S LIQUID GOLD-INC. ANNUAL REPORT ON

                                  FORM 10-K

                        FOR YEAR ENDED DECEMBER 31, 1997




                                     PART I

Item 1.   Business.

     Portions of the 1997 Annual Report to shareholders of Scott's Liquid Gold-Inc. (the "Company" or "Registrant") are attached to this Report as Exhibit 13 and are called in this Report the "Annual Report". The information set forth under the headings "Description of Business," "Products & Services," and "Management Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report hereby is incorporated by reference into this Report.

Item 2.   Properties.
     The information set forth under "Description of Business - Properties" and "Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" of the Annual Report hereby is incorporated by reference into this Report.

Item 3.   Legal Proceedings.
     As previously reported, a lawsuit was commenced in May of 1996 against Neoteric Cosmetics, Inc. and others not related to the Company alleging infringement of certain patents. Neoteric Cosmetics is the Company's wholly owned subsidiary which manufactures and sells skin care products under the name Alpha Hydrox. The lawsuit was brought by TriStrata Technology, Inc. in the United States District Court for the District of Delaware. The plaintiff claims to be the assignee of five patents relating to the use of alpha hydroxy acids to treat or reduce cosmetic conditions, particularly wrinkles or fine lines. Three of the patents were issued in 1995; one issued in 1996; and one, which was issued in 1992, was the subject of a re-examination completed in 1995. When the suit was filed in 1996, four patents were asserted, of which three were asserted against Neoteric. A fifth patent was added by amendment in 1997 and asserted against Neoteric. Neoteric, in turn, has asserted a counterclaim contending all 5 patents as well as two other related but unasserted patents are invalid. The plaintiff denies it has alleged infringement against Neoteric with respect to three patents and contends the Court lacks jurisdiction to determine their infringement or validity. All five patents asserted by plaintiff were subject to a successful re-examination. The plaintiff in the lawsuit alleges that Neoteric contributes to and/or induces infringement of the patents by selling and promoting Neoteric products for the purpose of visibly reducing a human skin wrinkle and/or fine lines and for the purpose of treating and/or preventing cosmetic conditions and dermatologic disorders of the human skin such as wrinkles and fine lines. The plaintiff requests damages to compensate the plaintiff for any infringement, an injunction against further infringement, and treble damages because of an alleged willful and deliberate nature of infringement. In 1995, after the issuance of one of the patents involved in the lawsuit, the Company changed its advertising and packaging to remove references to wrinkles and fine lines. The Company denies the allegations of the plaintiff, asserts the invalidity of patents as indicated above, and is mounting a vigorous defense.

     In June of 1997, a lawsuit was filed in the federal District Court for the District of Colorado against the Company by Leslee Brooks, her husband, Dr. Norman Brooks (a California dermatologist), and a corporation related to Dr. Brooks. Other defendants include the Company's wholly-owned subsidiary, Neoteric Cosmetics, Inc., Jerome J. Goldstein and the Goldstein Family Limited Partnership. Leslee Brooks is a daughter of Jerome J. Goldstein and a sister of Mark E. Goldstein, who are officers and directors of the Company. The Goldstein Family Limited Partnership was established in November of 1996 by Mr. and Mrs. Jerome J. Goldstein and was the recipient of common stock of the Company previously held by Mr. and Mrs. Goldstein.

     The plaintiffs in this case filed in December, 1997, an amended complaint which claims that their disclosure to the Company in 1991 of the concept of an alpha hydroxy acid based product for the mass market, as well as their assistance in developing the company's Alpha Hydrox products, entitles the plaintiffs to compensation under a doctrine of unjust enrichment. In the amended complaint, the plaintiffs also claim that they entered into a joint venture partnership with the defendants to earn profits from originating, developing and marketing alpha hydroxy skin care products, that the defendants breached fiduciary duties resulting from the relationship of the parties, and that the Company and its subsidiary aided and abetted, and conspired as to, the alleged breaches of fiduciary duties. The plaintiffs assert additionally that the defendants made fraudulent representations and conspired as to those representations by Mr. Jerome J. Goldstein stating that the plaintiffs would get rich and by the defendants' failure to disclose that they never intended to compensate the plaintiffs. Another claim is made for negligent misrepresentations and conspiracy by the defendants regarding these same matters. For each of these claims, the plaintiffs claim one-third of the total income from Alpha Hydrox products, a minimum amount of $10 million and punitive damages. In calculating one-third of the total income from the products, the plaintiffs assert that they are entitled to an amount equal to at least one-third of the pre-tax net profit earned by Neoteric Cosmetics from its inception through 1996 and, prospectively on a cash discounted basis, to such profits predicted by them through 2002. The total amount computed by plaintiffs is $14.4 million. In a related claim, the plaintiffs ask that a "constructive trust" be imposed on the stock transferred to the Goldstein Family Limited Partnership.

     The Company unequivocally believes that there was no agreement, written or oral, to provide any compensation to the plaintiffs beyond consulting fees paid by the Company to them through Dr. Brooks' professional corporation, that there was no expectation of such compensation and that the compensation already paid to them for consulting services was fair and reasonable. The Company also believes unequivocally there was no joint venture between the plaintiffs and the Company, a subject that was first raised in the December, 1997 amended complaint in this litigation. The Company views the lawsuit as groundless and is vigorously defending itself. Discovery in this litigation is complete. The trial in the Brooks case is tentatively scheduled to commence in April, 1998, although the trial date may be changed to a later time. The trial in this matter is expected to last approximately two weeks.

     Neither the Company nor its legal counsel can determine the potential outcome of the two lawsuits discussed above nor the ultimate impact on the Company's financial position or results of operations.

     As previously reported, the Company had been a defendant in an environmental lawsuit brought by the United States Justice Department at the request of the United States Army, alleging contribution by the Company to contamination in a groundwater aquifer underlying a portion of the Rocky Mountain Arsenal. In October of 1996, the Company and the United States, on behalf of the Department of the Army, negotiated a settlement of this dispute. The Settlement Agreement, which admits no wrong doing by the Company and which was approved by the Court on November 6, 1996, required the payment to the United States of $6 million of which $2.4 million was paid at once by the Company's insurers (with an additional $600,000 paid in January of 1997) and $1 million was paid by the Company. The additional $2 million, by the terms of the Agreement, was to be paid by the Company in equal installments of $250,000 over eight years, beginning on October 31, 1997, together with interest approximating the Treasury Bill rate. Due to income tax considerations, the Company decided to liquidate its entire indebtedness to the Army and did so in October of 1997. In December, 1996, the Company filed lawsuits, now pending in the United States District Court for the District of Colorado, against three insurers (which did not participate in the settlement) to recover at least amounts paid to the Army by the Company, plus punitive damages and attorneys' fees. The Company has settlements with all but one of its insurers, and as a result of the insurance settlements in 1996 and 1997, most of the costs incurred to resolve environmental claims relating to the Rocky Mountain Arsenal have now been recovered. Claims for recovery of the remainder of the costs are pending against one insurance company.

     The Company has applied for federal registration of the trademark "Alpha Hydrox" with the U.S. Patent and Trademark Office. The issuance of this trademark is being challenged on the basis that the name of the Company's product falls within the realm of a general description of the type of acid used as an ingredient. The Company believes that the issuance or nonissuance of this trademark is not material to the Company or to its sales of Alpha Hydrox products. Whether or not the federal registration of "Alpha Hydrox" is granted to the Company, the Company claims under common law the exclusive right to use "Alpha Hydrox" as a trademark and to the right to prevent the use by others of confusingly similar marks. The outcome of any such claim, if contested in court, will depend on the facts and circumstances then existing with respect to the use of the mark in a particular geographical area. To date, there have been no court contests, but the Company has been successful in convincing several manufacturers to refrain from the use of names similar to Alpha Hydrox.

     As described in prior Reports, two lawsuits were filed by the Company in 1995 and 1996 against two private label companies which the Company alleged had, among other things, infringed the Company's trademark and trade dress rights concerning Alpha Hydrox products. Both of these suits were settled on terms satisfactory to the Company, one in 1996 and one in 1997. Payments received by the Company were not material.

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


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.


     Not applicable.


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

Item 10.  Directors and Executive Officers of the Registrant.

Item 11.  Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management. Item

13.  Certain Relationships and Related Transactions.

     For Part III, the information set forth in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 6, 1998, hereby is incorporated by reference into this Report.

                           PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)   Financial Statements:

          Consolidated Statements of Operations -
                  Years ended December 31, 1997, 1996 and 1995

          Consolidated Balance Sheets -
                           December 31, 1997 and 1996

                     Consolidated Statements of Cash Flows -
               Years ended December 31, 1997, 1996 and 1995

          Consolidated Statements of Shareholders' Equity Years ended December

               31, 1997, 1996 and 1995

          Notes to Consolidated Financial Statements

          Report of Independent Public Accountants

    (2)   Financial Statement Schedules:

          II - Valuation and Qualifying Accounts -
                   Years ended December 31, 1997, 1996 and 1995

     Inasmuch as Registrant is primarily a holding company and all subsidiaries are wholly-owned, only consolidated statements are being filed. Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or notes to the financial statements.

(b)  Reports on Form 8-K:

     The following report was filed by the Company on Form 8-K during the quarter ended December 31, 1997: A Current Report on Form 8-K dated December 30, 1997 with an event reported under Item 5, Other Events.

(c)  Exhibits:


Exhibit                       Document
No.
3.1    Restated Articles of Incorporation, as amended and
       restated through May 1, 1996, incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.
3.2    Bylaws, as amended through February 27, 1996,
       incorporated by reference to Exhibit 3.2 of Annual Report on Form 10-K for the year ended December 31, 1995.
4.1    Indenture of Trust (including form of First Mortgage
       Bond Due 2001) dated July 1, 1994 between Registrant and Norwest Bank Colorado, N.A. as Trustee, incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.
4.2    Combination Deed of Trust, Security Agreement and
       Fixture Financing Statement, dated July 29, 1994, between the Company, as Grantor, the Public Trustee for the City and County of Denver, Colorado, and Norwest Bank Colorado, N.A. as Beneficiary, incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.
10.1* Scott's Liquid Gold-Inc. Fourth Amended Health and Accident Plan effective January 1, 1995, incorporated by reference to Exhibit 10.1 of Annual Report on Form 10-K for the year ended December 31, 1994.
10.2*  Amended Key Executive Disability Plan -- Scott's Liquid Gold-Inc.
10.3* Scott's Liquid Gold-Inc. Restricted Stock Plan effective July 22, 1987, incorporated by reference to Exhibit 10.3 of Annual Report on Amended Form 10-K for the year ended December 31, 1993.
10.4*  1998 Key Executive Bonus Plan.
10.5* Indemnification Agreements dated May 6, 1987 between the Registrant and Jerome J. Goldstein, Mark E. Goldstein, Carolyn J. Anderson, and Barry Shepard, incorporated by reference to Exhibit 10.5 of Annual Report on Amended Form 10-K for the year ended December 31, 1993. An Indemnification Agreement dated October 2, 1990 between the Registrant and Michael J. Sheets, incorporated by reference to Exhibit 10.5 of Annual Report on Form 10-K for the year ended December 31, 1996. An Indemnification Agreement dated December 23, 1991 between the Registrant and Dennis H. Field, and two separate Indemnification Agreements dated January 17, 1992 between the Registrant and Michael J. Sheets and Dennis
       H. Field. Indemnification Agreement dated February 23, 1993 between the Registrant and James F. Keane, incorporated by reference to Exhibit 10.5 of Quarterly Report on Form 10-Q for the three months ended March 31, 1993.
10.6* Scott's Liquid Gold-Inc. Employee Stock Ownership Plan and Trust Agreement, effective January 1, 1989, and First and Second Amendments thereto, incorporated by reference to Exhibit 10.6 of Annual Report on Form 10-K for the year ended December 31, 1994.
10.7* 1986 Incentive Stock Option Plan and First Amendment thereto, incorporated by reference to Exhibit 4.4 of the Company's Registration Statement No. 33-63254 on Form S-8, filed with the Commission on May 25, 1993.
10.8* Scott's Liquid Gold-Inc. 1993 Stock Option Plan for Outside Directors, incorporated by reference to Exhibit 4.7 of the Company's Registration Statement No. 33-63254 on Form S-8, filed with the Commission on May 25, 1993.
13     Portions of 1997 Annual Report to Security Holders.
21     List of Subsidiaries.
23     Consent of Arthur Andersen LLP.
24     Powers of Attorney.
27     Financial Data Schedule.
____________________________________
*Management contract or compensatory plan or arrangement


                            Supporting Schedules Supporting Schedules

Valuation and Qualifying Accounts
Schedule II
Scott's Liquid Gold-Inc. and Subsidiaries

      Column A         Column B       Column C        Column D        Column E
                                     Additions       Deductions
                      Balance at         1               2
                     Beginning of    Charge to       Charges to        Balance
    Description         Period       Costs and         Other             at
                                      Expenses        Accounts         End of
                                                                       Period

Year Ended December
31, 1997                 $580,400         $68,000         $12,700      $635,700
Allowance for
doubtful accounts
Year Ended December
31, 1996                 $494,200        $270,900        $184,700  (1  $580,400
Allowance for                                                       )
doubtful accounts
Year Ended December
31, 1995                 $339,000        $229,000         $73,800  (1  $494,200
Allowance for                                                       )
doubtful accounts

(1) Uncollectible accounts written off, net of recoveries.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Scott's Liquid Gold-Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Scott's Liquid Gold-Inc.'s 1997 Annual Report incorporated by reference in this Form 10-K, and have issued our report thereon dated January 21, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental
Schedule 11 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                               Arthur Anderson LLP

Denver, Colorado
January 21, 1998


                          SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Date:  March 30, 1998.


                              SCOTT'S LIQUID GOLD-INC.
                              a Colorado corporation


                              By:   Mark E. Goldstein, President
                                    Principal Executive Officer


                              By:   Barry Shepard, Treasurer
                                    Principal Financial Officer


                              By:   Jeffry B. Johnson, Controller


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:


Date           Name and Title           Signature
March 30, 1998      Carolyn J. Anderson,)
                    Director            )
                                        )
March 30, 1998      Mark E. Goldstein,  )
                    Director            )
                              )
March 30, 1998      Jerome J. Goldstein,)
                    Director            )    Barry Shepard, for himself and
                                        )    as Attorney-in-Fact for the
March 30, 1998  Dennis H. Field,        )    named directors who together
                    Director            )    constitute all of the members
                                        )    of Registrant's Board of
March 30, 1998      James F. Keane,     )    Directors
                    Director            )
                                        )
March 30, 1998      Michael J. Sheets,  )
                    Director            )
                                        )
March 30, 1998      Barry Shepard,      )
                    Director            )

                                  EXHIBIT INDEX

Exhibit                       Document
No.
3.1       Restated Articles of Incorporation, as amended and
          restated through May 1, 1996, incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.
3.2       Bylaws, as amended through February 27, 1996,
          incorporated by reference to Exhibit 3.2 of Annual Report on Form 10-K for the year ended December 31, 1995.
4.1       Indenture of Trust (including form of First
          Mortgage Bond Due 2001) dated July 1, 1994 between Registrant and Norwest Bank Colorado, N.A. as Trustee, incorporated by reference to
          Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.
4.2       Combination Deed of Trust, Security Agreement and
          Fixture Financing Statement, dated July 29, 1994, between the Company, as Grantor, the Public Trustee for the City and County of Denver, Colorado, and Norwest Bank Colorado, N.A. as Beneficiary, incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.
10.1*     Scott's Liquid Gold-Inc. Fourth Amended Health and
          Accident Plan effective January 1, 1995, incorporated by reference to
          Exhibit 10.1 of Annual Report on Form 10-K for the year ended December 31, 1994.
10.2*     Amended Key Executive Disability Plan- Scott's
          Liquid Gold-Inc.
10.3*     Scott's Liquid Gold-Inc. Restricted Stock Plan
          effective July 22, 1987, incorporated by reference to Exhibit 10.3 of Annual Report on Amended Form 10-K for the year ended December 31, 1993.
10.4*     1998 Key Executive Bonus Plan.
10.5*     Indemnification Agreements dated May 6, 1987
          between the Registrant and Jerome J. Goldstein, Mark E. Goldstein, Carolyn J. Anderson, and Barry Shepard, incorporated by reference to
          Exhibit 10.5 of Annual Report on Amended Form 10-K for the year ended December 31, 1993. An Indemnification Agreement dated October 2, 1990 between the Registrant and Michael J. Sheets, incorporated by reference to Exhibit 10.5 of Annual Report on Form 10-K for the year ended December 31, 1996. An Indemnification Agreement dated December 23, 1991 between the Registrant and Dennis H. Field, and two separate Indemnification Agreements dated January 17, 1992 between the Registrant and Michael J. Sheets and Dennis H. Field. Indemnification Agreement dated February 23, 1993 between the Registrant and James F. Keane, incorporated by reference to Exhibit 10.5 of Quarterly Report on Form 10-Q for the three months ended March 31, 1993.
10.6*     Scott's Liquid Gold-Inc. Employee Stock Ownership
          Plan and Trust Agreement, effective January 1, 1989, and First and Second Amendments thereto, incorporated by reference to Exhibit 10.6 of Annual Report on Form 10-K for the year ended December 31, 1994.
10.7*     1986 Incentive Stock Option Plan and First
          Amendment thereto, incorporated by reference to Exhibit 4.4 of the Company's Registration Statement No. 33-63254 on Form S-8, filed with the Commission on May 25, 1993.
10.8*     Scott's Liquid Gold-Inc. 1993 Stock Option Plan for
          Outside Directors, incorporated by reference to Exhibit 4.7 of the Company's Registration Statement No. 33-63254 on Form S-8, filed with the Commission on May 25, 1993.
13        Portions of 1997 Annual Report to Security Holders.
21        List of Subsidiaries.
23        Consent of Arthur Andersen LLP.
24        Powers of Attorney.
27        Financial Data Schedule

_
*Management contract or compensatory plan or arrangement