Form 10-K/A
period 1996-12-31
SCOTTS LIQUID GOLD INC
filed 1998-04-09
CIK 88000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   FORM 10-K/A
                                   AMENDMENT 1

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






                                                           Exhibit 23

                     ARTHUR ANDERSEN LLP


          CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Ford S-8 Registration
Statement No. 33-63254 and Form S-8 Registration Statement relating to the Company's 1997 Stock Option Plan.

                         Arthur Andersen LLP

Denver, Colorado
March 27, 1998




                                  SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Date:  April 8, 1998.


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


                              By:   Mark E. Goldstein, President
                                    Principal Executive Officer


                              By:   Barry Shepard, Treasurer
                                    Principal Financial Officer


                              By:   Jeffry B. Johnson, Controller


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:


Date           Name and Title           Signature
April 8, 1998      Carolyn J. Anderson,)
                   Director            )
                                       )
April 8, 1998      Mark E. Goldstein,  )
                   Director            )
                                       )
April 8, 1998      Jerome J. Goldstein,)
                   Director            )    Barry Shepard, for himself and
                                       )    as Attorney-in-Fact for the
April 8, 1998  Dennis H. Field,        )    named directors who together
                   Director            )    constitute all of the members
                                       )    of Registrant's Board of
April 8, 1998      James F. Keane,     )    Directors
                   Director            )
                                       )
April 8, 1998      Michael J. Sheets,  )
                   Director            )
                                       )
April 8, 1998      Barry Shepard,      )
                   Director            )