Form 10-Q
period 1998-03-31
SCOTTS LIQUID GOLD INC
filed 1998-05-05
CIK 88000

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q


            QUARTERLY REPORT UNDER SECTION 13 OF THE
                SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED
                         MARCH 31, 1998


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

                    YES _x__        NO  ____


     The Registrant had 10,092,358 common shares, $0.10 par value, its only class of common stock, issued and outstanding on May 1,1998.

PART I.   FINANCIAL INFORMATION

Item 1.        Financial Statements

Consolidated Statements of Operations (Unaudited)

                                  Three Months Ended March 31,
                                    1998                         1997
Revenues:
Net sales                     $12,557,000                 $14,324,800
Other income                      194,300                     109,600
                               12,751,300                  14,434,400
Costs and Expenses:
Cost of sales                   3,860,300                   3,838,200
Advertising                     6,094,100                   5,091,500
Selling                         2,302,300                   2,089,800
General and administrative      1,799,800                   1,766,100
Interest                          300,400                     332,100
                               14,356,900                  13,117,700
Income (loss) before
  income taxes                 (1,605,600)                  1,316,700
Income tax expense (benefit)     (594,200)                    500,300
Net income (loss)            $ (1,011,400)                $   816,400
Net income (loss) per
  common share (Note 2)      $      (0.10)                $      0.08
Diluted net income
  (loss) per common
  share (Note 2)             $      (0.10)                $      0.08
Weighted average number
  of common shares
  outstanding                  10,092,400                  10,030,900
Diluted weighted average
  number of common
  shares outstanding           10,092,400                  10,084,500

See Notes to Consolidated Financial Statements

Scott's Liquid Gold-Inc. & Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                              Three Months Ended March 31,
                                                   1998              1997
Cash flows from operating activities:

Net income (loss)                          $ (1,011,400)        $ 816,400
Adjustments to reconcile net income
  (loss) to net cash
  provided (used) by operating activities:
Depreciation and amortization                   295,000           279,500
Provision for doubtful accounts receivable       43,900            49,500
Change in assets and liabilities:
Accounts and other receivables                1,637,800           (61,300)
Inventory                                        79,200           (85,900)
Prepaid expenses                                189,300           (52,500)
Accounts payable and accrued expenses          (575,300)          156,300
Total adjustments to net income (loss)        1,669,900           285,600
Net Cash Provided by Operating Activities       658,500         1,102,000
Cash flows from investing activities:
Purchase of property, plant and equipment       (68,500)          (68,100)
Proceeds from sale of discontinued operations         -           100,000
Net change in assets of discontinued operations       -           (54,600)
Net Cash Used by Investing Activities           (68,500)          (22,700)
Cash flows from financing activities:
Proceeds from exercise of stock options           5,000                 -
Proceeds from short-term borrowings                   -           135,300
Principal payments on short-term borrowings           -           (54,100)
Principal payments on long-term borrowings      (10,200)          (13,200)
Increase in bond sinking fund                  (342,100)         (318,600)
Dividends paid                               (1,009,200)                -
Net Cash Used by Financing Activities        (1,356,500)         (250,600)
Net Increase (Decrease) in Cash
  and Cash Equivalents                         (766,500)          828,700
Cash and Cash Equivalents,
  beginning of period                         8,201,900         4,749,200
Cash and Cash Equivalents,
  end of period                             $ 7,435,400       $ 5,577,900
Supplemental disclosures:
Cash paid during the period for:
Interest                                    $   303,900       $   306,900
Interest paid by discontinued operations    $         -       $    10,300
Income taxes                                $ 1,719,600       $   134,600
Noncash investing activities:
Note receivable on discontinued operations  $         -       $   100,000

See Notes to Consolidated Financial Statements

Consolidated Balance Sheets

March 31, 1998 (Unaudited) and December 31, 1997

ASSETS
                                      1998                      1997
Current assets:
Cash and cash equivalents      $ 7,435,400               $ 8,201,900
Trade receivables (Note 3)       3,430,800                 2,610,100
Other receivables                  102,500                 2,604,900
Inventories:
Finished goods                   1,612,500                 1,828,700
Raw materials                    2,141,200                 2,004,200
Prepaid expenses                   348,200                   537,500
Deferred tax assets                540,400                   540,400
Total current assets            15,611,000                18,327,700
Property, plant and
equipment at cost               27,073,500                27,005,000
Less accumulated
depreciation                     8,205,400                 7,932,000
                                18,868,100                19,073,000
Other assets                       169,900                   191,500
                               $34,649,000               $37,592,200

See Notes to Consolidated Financial Statements

LIABILITIES & SHAREHOLDERS' EQUITY
                                      1998                      1997
Current liabilities:
Accounts payable               $ 3,734,400               $ 1,681,100
Accrued expenses                 1,346,800                 3,975,400
Current maturities of
long-term debt                   1,030,000                 1,040,200
Total current liabilities        6,111,200                 6,696,700
Long-term debt                   7,635,700                 7,977,800
Deferred income taxes            1,043,100                 1,043,100
                                14,790,000                15,717,600

Shareholders' equity (Note 2):

Common stock                     1,009,200                 1,008,900
Capital in excess of par         4,812,900                 4,808,200
Retained earnings               14,036,900                16,057,500
Shareholders' equity            19,859,000                21,874,600
                               $34,649,000               $37,592,200

See Notes to Consolidated Financial Statements


Notes to Consolidated Financial Statements

(Unaudited)

Note 1
In the opinion of management, the financial information in this report reflects all adjustments necessary for a fair presentation of the results for the interim periods.

Note 2
Per share data was determined by using the weighted average number of common shares outstanding. Common equivalent shares are considered only for diluted earnings per share, unless considered anti-dilutive (as in 1998). Common equivalent shares, determined using the treasury stock method, result from stock options with exercise prices that are below the average market price of the common stock.

A reconciliation of the weighted average number of common shares outstanding follows:

                                     1998                 1997
Common shares outstanding,
 beginning of the year          10,089,400           10,030,900
Stock options exercised              3,000                    -
Weighted average number of
 common shares outstanding      10,092,400           10,030,900
Incremental common
 equivalent shares                       -               53,600
Diluted weighted average number of
 common shares outstanding      10,092,400           10,084,500

At March 31, 1998 there were authorized 50,000,000 shares of the Company's $.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series.

Note 3
Allowance for doubtful accounts at March 31, 1998 and December 31, 1997 were $679,600 and $635,700 respectively.

Note 4
In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. For the three months ended March 31, 1998 and 1997, the Company's net income (loss) equaled its comprehensive income (loss) for those periods. Therefore, the adoption of this statement had no impact on the Company's financial statements.



Item 2.   Management's Discussion and Analysis of Financial
          Condition And Results Of Operations


General

The Company manufactures and markets household chemical products and skincare products; and, until it discontinued the operations of one of its subsidiaries in September of 1996, also produced and marketed cigarette filters. In early 1992, the Company entered into the cosmetics business, introducing a new line of skincare products, Alpha Hydrox, which is now sold throughout the United States and Canada, and, on a modest level, in certain South American countries, Asia and eastern Europe. Sales of cosmetics products, which account for the greatest portion of the Company's business, were $31.6 million in 1995, $26.6 million in 1996, and $34.5 million in 1997. The Company's annual, after-tax income from continuing operations averaged $2,393,700 over the most recent three years, equal to an average for the three years of 24-cents a share.
Results of Operations

Summary of Results as a Percentage of Net Sales

                                           (Audited)        Three Months
                                             Year               Ended
                                             Ended            March 31,
                                           31-Dec-97      1998        1997
Net sales
Scott's Liquid Gold
  household products                          31.1%       35.0%       30.8%
Neoteric Cosmetics                            68.9%       65.0%       69.2%
Total net sales                              100.0%      100.0%      100.0%
Cost of sales                                 28.2%       30.7%       26.8%
Gross profit                                  71.8%       69.3%       73.2%
Other revenue                                  0.9%        1.5%        0.8%
                                              72.7%       70.8%       74.0%
Operating expenses                            53.1%       81.2%       62.5%
Interest                                       2.6%        2.4%        2.3%
                                              55.7%       83.6%       64.8%
Income (loss) from operations                 17.0%      (12.8%)       9.2%

Three Months Ended March 31, 1998
Compared to Three Months Ended March 31, 1997

Consolidated net sales for the first quarter of 1998 were $12,557,000 vs. $14,324,800 for the first three months of 1997, a decrease of $1,767,800 or about 12.3%. Average selling prices for the first quarter of 1998 were lower than those of the first quarter of 1997 by $1,350,300, prices of household chemical products being down by $834,000 (all of which related to Touch of Scent), while average selling prices of cosmetics products were down by $516,300.

During the first quarter of 1998, net sales of cosmetics products accounted for 65.0% of consolidated net sales compared to 69.2% for the first quarter of 1997.Net sales of these products for those periods were $8,156,100 in 1998 compared to $9,917,500 in 1997, a decrease of $1,761,400 or 17.8%, which occurred irrespective of a substantial increase in advertising during the first quarter of 1998 compared to 1997. A portion of the sales decrease (23.3%) resulted from reduced average selling prices, primarily attributable to promotions, and the balance (60.7%) was the result of a decrease in the number of units sold. The Company notes that the foregoing comparisons pit an average first quarter in 1998 against an exceptional first quarter for skincare products in 1997.

Sales of household chemical products for the first quarter of 1998 accounted for 35.0% of consolidated net sales compared to 30.8% for the same quarter of 1997. These products are comprised of "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener. During the three months ended March 31, 1998, sales of household chemical products were $4,400,900 compared to $4,407,300 for the first three months of 1997, a decrease of only $6,400. Sales of "Scott's Liquid Gold" for wood were up by $943,200, an increase of 44.5%, a result of increased television advertising, while sales of "Touch of Scent" were down by $949,600 (41.5%), principally due to reduced average selling prices. As noted in the Company's most recent Annual Report, efforts to revitalize Touch of Scent during 1997 were less than satisfactory. Notwithstanding the Company's introduction, near the end of 1996, of a new line of highly decorative fixtures to dispense new, concentrated formulae contained in its refill units, and the Company's more recent offers of price incentives for its Touch of Scent product, the downtrend in sales of this product line has continued into 1998.

On a consolidated basis, cost of goods sold was $3,860,300 during the first quarter of 1998 compared to $3,838,200 for the same quarter of 1997, an increase of $22,100 (less than 1.0%, but on a decrease in sales of 12.3%). As a percentage of consolidated net sales for the first quarter of 1998, cost of goods sold was 30.7% compared to 26.8% in 1997, an increase of about 14.6%. But for the decrease in average selling prices, the increase in cost of goods sold for the first quarter of 1998 would have been 27.8% instead of 30.7%. The balance of the cost increase was essentially due to changes in the mix of products sold, household chemical products being more costly to produce relative to their selling prices than the Company's skincare products.

Advertising expenses for the first three months of 1998 were $6,094,100 compared to $5,091,500 for the comparable three months of 1997, an increase of $1,002,600 or 19.7%. Advertising expenses applicable to household chemicals decreased during the first quarter of 1998 compared to the first quarter of 1997 by $269,500, or 11.8%. Advertising expenses for Liquid Gold increased by $1,681,700, whereas expenses to advertise Touch of Scent decreased by $1,951,200. Advertising expenses for Alpha Hydrox were $1,272,100 higher during the quarter ended March 31, 1998 than in the comparable quarter of 1997, an increase of 45.4%. During each of the remaining three quarters of 1998, the Company intends to spend significant amounts to advertise its products, but less than it spent during the first quarter of the year. Regardless of year to year or quarter to quarter changes in expenditures to advertise its products, the Company has, in the past, made clear that, as a matter of sound business judgment, it must continue to advertise aggressively whenever it is fiscally responsible to do so because (i) the markets for skincare products, furniture polish, and air fresheners are highly competitive and, accordingly, the Company's brand names, particularly Alpha Hydrox and Scott's Liquid Gold, need to be kept in front of the consuming public; and (ii) television advertising currently is the best option available to the Company in its on-going attempt to increase the sales levels of both the Company's cosmetic and household chemical products. It is noted that sustaining the Company's advertising program is highly dependent upon sales of its skin care products.

Selling expenses for the first quarter of 1998 were $2,302,300 compared to $2,089,800 for the comparable quarter of 1997, an increase of $212,500 or 10.2%. Coupon costs, offset by lower slotting allowances, accounted for $209,900 of the increase in selling expenses.

Administrative expenses for the first quarter of 1998 were only 1.9% higher than those of the first quarter of 1997. Interest expense for the first quarter of 1998 was lower than that of the comparable quarter of 1997 by $31,700, a decrease of 9.5%, which essentially was due to the payment at the end of 1997 of $2 million then owed to the U.S. Army. Other income increased by $84,700 during the quarter ended March 31, 1998 compared to the same quarter of 1997, an increase of 77.3%, due to a slight increase in interest earned on the Company's cash reserves and an increase in the cash reserves themselves.

During the first quarter of 1998 and 1997, expenditures for research and development were not material (under 1% of revenues).

Liquidity and Capital Resources

On July 29, 1994, the Company consummated a $12 million bond issuance to finance the expansion of the Company's Denver facilities. Interest on the $12 million bond issue is payable semi-annually beginning on January 1, 1995 at the rate of 10% per annum. (The January 1, 1998 interest payment was made in a timely manner. There is no reason to believe that the interest payment due on July 1, 1998 will not be made as is required by the Bond Indenture.) A sinking fund payment of $1 million is required annually. Sinking fund payments for 1995 through 1997 were made as required. Currently, the Company is voluntarily paying $183,300 each month to the Trustee to cover future interest and sinking fund payments. The Trustee, at the Company's request, holds such moneys in accounts to which the Company has no access.

During the first quarter of 1998, the Company's working capital decreased by $2,131,200, and concomitantly, its current ratio (current assets divided by current liabilities) decreased from 2.7:1 at December 31, 1997 to 2.6:1 at March 31, 1998. This decrease in working capital is attributable to a net loss in the first quarter of $1,011,400, a reduction in long-term debt of $342,100, and a dividend payment of $1,009,200 (equal to $0.10 a share, paid in March, 1998); all offset by depreciation in excess of capital additions of $204,900, a decrease in other assets of $21,600, and exercises of stock options of $5,000. At March 31, 1998, the ratio of consolidated funded debt to consolidated net worth was .38:1.

During the first quarter of 1998, trade accounts receivable increased by $820,700 primarily because sales of March 1998 exceeded those of December 1997. The Company's average collection period remained at under 30 days. The decrease in other receivables during the quarter ended March 31, 1998 primarily relates to a previous settlement of the Company's environmental lawsuit with the United States Army. Accounts payable increased from the end of 1997 through March of 1998 by $2,053,300 largely due to the existence of advertising payables at the end of the quarter whereas none existed at the end of last year. Accrued expenses decreased from year end through March 31, 1998 by $2,628,600 primarily due to the payment of 1997 income taxes and accrued profit sharing and bonus expenses.

Legal Proceedings

The Company's 1997 Annual Report describes a patent infringement suit which was filed in May of 1996 in the United States District Court for the District of Delaware against Neoteric Cosmetics, Inc. (and others) by TriStrata Technology, Inc. Neoteric Cosmetics is the Company's wholly-owned subsidiary which manufactures and sells skincare products under the name Alpha Hydrox. Certain defendants in this lawsuit, including the Company, have joined together to defend against this action. The Company expects that, in or about the third quarter of this year, the Court will determine whether to adopt the defendants' interpretations or those of the plaintiff regarding the scope of the claims of the patents involved in the case.

In June of 1997, a lawsuit was filed in the United States District Court for the District of Colorado against the Company by Leslee Brooks, her husband, Dr. Norman Brooks (a California dermatologist), and a corporation related to Dr. Brooks. Other defendants include the Company's wholly-owned subsidiary, Neoteric Cosmetics, Inc., Jerome J. Goldstein, and the Goldstein Family Limited Partnership. Leslee Brooks is a daughter of Jerome J. Goldstein and a sister of Mark E. Goldstein (see list of Officers and Directors on last page of this Report). The Goldstein Family Limited Partnership was established in November of 1996 by Mr. and Mrs. Jerome J. Goldstein and was the recipient of common stock of the Company previously held by Mr. and Mrs. Goldstein. As described in the Company's 1997 Annual Report, this lawsuit involves a claim for compensation relating to Alpha Hydrox products. Discovery is complete. The court has changed the trial date in the Brooks case to June 15, 1998, although that date may be again changed, over the Company's objections, to a later time. A trial in this matter is expected to last approximately two weeks.

Forward-Looking Statements

This report may contain "forward-looking statements" within the meaning of U.S. federal securities laws. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and the Company's performance inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of the Company's products in the marketplace; competitive factors, the need for effective advertising of the Company's products; limited resources available for such advertising, new products and technological changes, dependence upon third party vendors and upon sales to major customers; changes in the regulation of the Company's products, including applicable environmental regulations; adverse developments in pending litigation; the loss of any executive officer; and other matters discussed in this Report and in the Company's other periodic filings with the Securities and Exchange Commission.


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

          Please see "Legal Proceedings" in Item 2 of Part I of this Report which information is incorporated herein by this reference.


Item 2.   Not Applicable

Item 3.   Not Applicable

Item 4.   Not Applicable

Item 5.   Not Applicable

tem 6.    Exhibits and Reports on Form 8-K

          The following Reports were filed by the Company on Form 8-K during the First Quarter of 1998:

          a. A current report on Form 8-K dated January 6, 1998 reporting an event under Item 5, Other Events.
          b. A current report on Form 8-K dated January 21, 1998 reporting an event under Item 5, Other Events.
          c. A current report on Form 8-K dated February 27, 1998 reporting an event under Item 5, Other Events.
          d. A current report on Form 8-K dated March 31, 1998 reporting an event under Item 5, Other Events.



                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SCOTT'S LIQUID GOLD-INC.


May 4, 1998                BY:    Mark E. Goldstein, President
Date


May 4, 1998                BY:    Barry Shepard, Treasurer
Date                              Principal Financial Officer