Form 10-Q
period 1998-06-30
SCOTTS LIQUID GOLD INC
filed 1998-08-11
CIK 88000

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                               FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED
                            JUNE 30, 1998


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

        YES x        NO  ____


The Registrant had 10,097,400 common shares, $0.10 par value, its only class of common stock, issued and outstanding on July 31,1998.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

Scott's Liquid Gold-Inc. & Subsidiaries
Consolidated Statements of Operations (Unaudited)

                                            Three Months                      Six Months
                                           Ended June 30,                   Ended June 30,
                                       1998              1997             1998            1997
Revenues:

Net sales                      $ 10,019,100      $ 11,853,800     $ 22,576,100    $ 26,178,600
Other income                        152,000           144,200          346,300         253,800
                                 10,171,100        11,998,000       22,922,400      26,432,400
Costs and Expenses:
Cost of sales                     3,273,800         3,364,200        7,134,100       7,202,400
Advertising                       4,755,300         4,677,000       10,849,400       9,768,500
Selling                           2,190,100         1,914,900        4,492,400       4,004,700
General and administrative        1,799,900         1,515,700        3,599,700       3,281,800
Interest                            300,300           330,500          600,700         662,600
                                 12,319,400        11,802,300       26,676,300      24,920,000
Income (loss) before
  income taxes                   (2,148,300)          195,700       (3,753,900)      1,512,400
Income tax expense (benefit)       (794,800)           59,200       (1,389,000)        559,500
Net income (loss)              $ (1,353,500)     $    136,500     $ (2,364,900)   $    952,900
Net income (loss) per
  common share (Note 3)        $      (0.13)     $       0.01     $      (0.23)   $       0.09
Diluted net income (loss)
  per common share (Note 3)    $      (0.13)     $       0.01     $      (0.23)   $       0.09
Weighted average number
  of common shares
  outstanding                    10,097,400        10,080,900       10,097,400      10,080,900
Diluted weighted average
 number of common
 shares outstanding              10,097,400        10,186,900       10,097,400      10,186,900

See Notes to Consolidated Financial Statements

Scott's Liquid Gold-Inc. & Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                                                       Six Months
                                                                      Ended June 30,
                                                                 1998                1997
Cash flows from operating activities:
Net income (loss)                                        $ (2,364,900)        $   952,900
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization                                 590,100             559,100
Compensation expense of employee stock plans                        -              81,300
Provision for doubtful accounts receivable                     87,800              69,000
Change in assets and liabilities:
Receivables                                                 2,545,100            (400,900)
Inventory                                                     138,300              56,100
Prepaid expenses                                              133,700             154,000
Accounts payable and accrued expenses                      (1,073,000)          1,263,400
Total adjustments to net income                             2,422,000           1,782,000
Net Cash Provided by Operating Activities                      57,100           2,734,900
Cash flows from investing activities:
Purchase of property, plant and equipment                    (135,900)           (148,800)
Proceeds from sale of discontinued operations                       -             100,000
Net change in assets of discontinued operations                     -             (14,000)
Net Cash Used by Investing Activities                        (135,900)            (62,800)
Cash flows from financing activities:
Proceeds from exercise of stock options                        13,200                   -
Proceeds from short-term borrowings                                 -             135,300
Principal payments on short-term borrowings                         -             (81,200)
Principal payments on long-term borrowings                    (20,600)            (23,100)
Increase in bond sinking fund                                (522,400)           (576,500)
Dividends paid                                             (1,009,200)                  -
Net Cash Used by Financing Activities                      (1,539,000)           (545,500)
Net Increase (Decrease) in Cash
  and Cash Equivalents                                     (1,617,800)          2,126,600
Cash and Cash Equivalents, beginning of period              8,201,900           4,749,200
Cash and Cash Equivalents, end of period                 $  6,584,100         $ 6,875,800
Supplemental disclosures:
Cash paid during the period for:
Interest                                                 $  593,000           $   613,100
Interest paid by discontinued operations                 $        -           $    20,400
Income taxes                                             $1,719,600           $   159,800

See Notes to Consolidated Financial Statements

Scott's Liquid Gold-Inc. & Subsidiaries
Consolidated Balance Sheets

June 30, 1998 (Unaudited) and December 31, 1997
ASSETS
                                             1998                    1997
Current assets:
Cash and cash equivalents       $       6,584,100       $       8,201,900
Trade receivables (Note 2)              2,542,600               2,610,100
Other receivables                       1,428,500               2,604,900
Inventories:
Finished goods                          1,700,000               1,828,700
Raw materials                           1,994,600               2,004,200
Prepaid expenses                          403,800                 537,500
Deferred tax assets                       540,400                 540,400
Total current assets                   15,194,000              18,327,700
Property, plant and
equipment at cost                      27,140,900              27,005,000
Less accumulated
depreciation                            8,478,900               7,932,000
                                       20,051,000              19,073,000
Other assets                              148,300                 191,500
                               $       34,004,300      $       37,592,200

See Notes to Consolidated Financial Statements

LIABILITIES & SHAREHOLDERS' EQUITY
                                             1998                    1997
Current liabilities:
Accounts payable               $        4,099,200       $       1,681,100
Accrued expenses                        1,873,300               3,975,400
Current maturities of
long-term debt                          1,019,600               1,040,200
Total current liabilities               6,992,100               6,696,700
Long-term debt                          7,455,400               7,977,800
Deferred income taxes                   1,043,100               1,043,100
                                       15,490,600              15,717,600
Shareholders' equity (Note 3):
Common stock                            1,009,700               1,008,900
Capital in excess of par                4,820,600               4,808,200
Retained earnings                      12,683,400              16,057,500
Shareholders' equity                   18,513,700              21,874,600
                               $       34,004,300      $       37,592,200

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)
Note 1 In the opinion of management, the financial information in this report reflects all adjustments necessary for a fair presentation of the results for the interim periods.

Note 2 Allowance for doubtful accounts at June 30, 1998 and December 31, 1997 were $724,200 and $635,700 respectively.

Note 3 Per share data was determined by using the weighted average number of common shares outstanding. Common equivalent shares are considered for diluted earnings per share only, unless they are anti-dilutive (as in 1998). Common equivalent shares, determined using the treasury stock method, result from stock options with exercise prices that are below the average market price of the common stock.

        At June 30, 1998 there were authorized 50,000,000 shares of the Company's $.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series.

A reconciliation of the weighted average number of common shares outstanding follows:

                                      Three Months                    Six Months
                                     Ended June 30,                  Ended June 30,
                                 1998             1997            1998            1997
Common shares outstanding,
 beginning of  the period  10,092,400       10,030,900      10,089,400      10,030,900
ESOP shares contributed             -           50,000               -          50,000
Stock options exercised         5,000                -           8,000               -
Weighted average number
 of common shares
 outstanding               10,097,400       10,080,900      10,097,400      10,080,900
Incremental common
 equivalent shares                  -          106,000               -         106,000
                           10,097,400       10,186,900      10,097,400      10,186,900


Market Information

The high and low prices of Scott's Liquid Gold-Inc. common stock as traded on the New York Stock Exchange were as follows:
Three Months Ended             High            Low
[S]                         [C]              [C]
June 30, 1996                     3          1-3/4
September 30, 1996            2-1/8          1-1/2
December 31, 1996             1-7/8          1-1/4
March 31, 1997                2-7/8          1-3/8
June 30, 1997                 2-7/8          1-1/2
September 30, 1997           4-1/16              2
December 31, 1997           4-11/16          3-1/8
March 31, 1998               4-5/16          2-3/4
June 30, 1998                 3-1/8              2

NYSE Symbol: SGD


Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results Of Operations


Summary of Results as a Percentage of Net Sales

                                   (Audited)                    Six Months
                                     Year                         Ended
                                     Ended                       June 30,
                                   31-Dec-97        1998             1997
Net sales
    Scott's Liquid Gold
     household products              31.1%          35.9%           31.9%
    Neoteric Cosmetics               68.9%          64.1%           68.1%
Total net sales                     100.0%         100.0%          100.0%

Cost of sales                        28.2%          31.6%           27.5%
Gross profit                         71.8%          68.4%           72.5%
Other revenue                         0.9%           1.5%            1.0%
                                     72.7%          69.9%           73.5%

Operating expenses                   53.1%          83.9%           65.1%
Interest                              2.6%           2.6%            2.5%
                                     55.7%          86.5%           67.6%
Income (loss)
before income taxes                  17.0%         (16.6%)           5.9%

Six Months Ended June 30, 1998
Compared to Six Months Ended June 30, 1997

Consolidated net sales for the first half of 1998 were $22,576,100 vs. $26,178,600 for the first six months of 1997, a decrease of $3,602,500 or about 13.8%. Average selling prices for the first six months of 1998 were lower than those of the first half of 1997 by $1,773,200, prices of household chemical products being down by $997,600 (almost all of which related to Touch of Scent), while average selling prices of cosmetics products were down by $775,600.

During the first half of 1998, net sales of cosmetics products accounted for 64.1% of consolidated net sales compared to 68.1% for the first six months of 1997. Net sales of these products for those periods were $14,462,700 in 1998 compared to $17,835,300 in 1997, a decrease of $3,372,600 or 18.9%, which occurred irrespective of an increase of almost $1.2 million in advertising expenses during the first half of 1998 compared to 1997. A portion of the sales decrease (about 23%) resulted from reduced average selling prices, primarily attributable to promotions, and the balance (77%) was the result of a decrease in the number of units sold. The Company notes that the foregoing comparisons pit an average first half in 1998 (during which net sales approximated those of 1996) against an exceptional first quarter for skincare products in 1997. Further, information supplied to the Company indicates that most producers of alpha hydroxy acid skincare products have experienced recent decreases in sales of those products, but, on average, the industry-wide decrease is lower than that experienced by the Company. During the second half of 1998, the Company's subsidiary, Neoteric Cosmetics, Inc., plans to introduce three new lines of skincare products. Sales of two of these new products have commenced. One is the Belleza Latina line designed for the Hispanic market, and the second is Alpha Hydrox Retinol Night ResQ which is a retinol-based product manufactured for Neoteric Cosmetics, Inc. by a third party. No new products were introduced during the first half of 1998.

Sales of household chemical products for the first half of 1998 accounted for 35.9% of consolidated net sales compared to 31.9% for the same period of 1997. These products are comprised of "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener. During the six months ended June 30, 1998, sales of household chemical products were $8,113,400 compared to $8,343,300 for the same six months of 1997, a decrease of only $229,900. Sales of "Scott's Liquid Gold" for wood were up by $1,127,900, an increase of just over 25%, a result of increased television advertising, while sales of "Touch of Scent" were down by $1,357,800 (35.2%), principally due to reduced average selling prices. As noted in the Company's Report for the first quarter of this year, efforts to revitalize Touch of Scent during the preceding year (1997) were less than satisfactory. Notwithstanding the Company's introduction, near the end of 1996, of a new line of highly decorative fixtures to dispense new, concentrated formulae contained in its refill units, and the Company's more recent offers of price incentives for its Touch of Scent product, the downtrend in sales of this product line has continued into 1998. However, as a result of the aforementioned price incentives, case sales of Touch of Scent for the first six months of 1998 have only decreased by about 11% from those of the same period last year.

On a consolidated basis, cost of goods sold was $7,134,100 during the first half of 1998 compared to $7,202,400 for the same period of 1997, a decrease of $68,300 (less than 1.0%, but on a decrease in sales of 13.8%). As a percentage of consolidated net sales for the first six months of 1998, cost of goods sold was 31.6% compared to 27.5% in 1997. But for the decrease in average selling prices, consolidated cost of goods sold for the first half of 1998 would have been 29.3% instead of 31.6%. The balance of the cost increase was essentially due to changes in the mix of products sold, household chemical products being more costly to produce relative to their selling prices than the Company?s skincare products, and to on-going (fixed) manufacturing costs.

Advertising expenses for the first six months of 1998 were $10,849,400 compared to $9,768,500 for the comparable six months of 1997, an increase of $1,080,900 or 11.1%. Advertising expenses applicable to household chemicals decreased during the first half of 1998 compared to the first half of 1997 by $106,600, or 3%. Advertising expenses for Liquid Gold increased by $2,265,900, whereas expenses to advertise Touch of Scent decreased by $2,372,500. Advertising expenses for Alpha Hydrox were $1,187,500 higher during the six months ended June 30, 1998 than in the comparable period of 1997, an increase of 19.2%. During the remainder of 1998, the Company intends to spend (what it considers to be) adequate amounts to advertise its products, but it expects to spend significantly less than it spent during the first half of the year. Regardless of year to year or quarter to quarter changes in expenditures to advertise its products, the Company has, in the past, made clear that, as a matter of sound business judgment, it must continue to advertise aggressively whenever it is fiscally responsible to do so because (i) the markets for skincare products, furniture polish, and air fresheners are highly competitive and, accordingly, the Company's brand names, particularly Alpha Hydrox and Scott's Liquid Gold, need to be kept in front of the consuming public; and (ii) television advertising currently is the best option available to the Company in its on-going attempt to increase the sales levels of its cosmetic and household chemical products. Sustaining the Company's advertising program is highly dependent upon sales of its skincare products.

Selling expenses for the first six months of 1998 were $4,492,400 compared to $4,004,700 for the comparable quarter of 1997, an increase of $487,700 or 12.2%. That amount was accounted for by increases in coupon costs and slotting allowances (up $317,600), salaries and fringe benefits (up $104,400) and promotional merchandise (up $148,100); and by various other net increases (up and down) of $78,000; all offset by a decrease in brokerage commissions of $160,400.

Administrative expenses for the first half of 1998 were $3,599,700 compared to $3,281,800 for the comparable period of 1997, an increase of $317,900 or 9.7%. Such increase was attributable to the following: litigation which caused legal and professional fees to increase by $222,700; salaries, wages and fringe benefits which, in the aggregate, increased by $61,600; property taxes and depreciation which, together, increased by $46,600; all offset by a net decrease in other administrative expenses, none of which, standing alone, was material, of $13,000. It is noted that $284,300 of the increase of $317,900 in administrative expenses during the first half of 1998 compared to 1997 occurred during the second quarter of the current year. Legal and professional fees amounted to $567,700 for the first six months of 1998 and will continue to increase during the third quarter due to on-going litigation.

Interest expense for the first six months of 1998 was lower than that of the comparable six months of 1997 by $61,900, a decrease of 9.3%, which essentially was due to the outstanding indebtedness at June 30, 1997 of $2 million to the U.S. Army. Such indebtedness was repaid at the end of 1997.
Other income increased by $92,500 during the six months ended June 30, 1998 compared to the same period of 1997, an increase of 36.4%, due to interest earned on the Company's increased cash reserves.

During the first quarter of 1998 and 1997, expenditures for research and development were not material (under 1% of revenues).

Three Months Ended June 30, 1998
Compared to Three Months Ended June 30, 1997

Consolidated net sales for the second quarter of 1998 were $10,019,100 vs. $11,853,800 for the three months ended June 30, 1997, a decrease of $1,834,700 or about 15.5%. Average selling prices for the second quarter of 1998 were lower than those of the second quarter of 1997 by $422,800, prices of household chemical products being down by $163,600 (all of which related to Touch of Scent), while average selling prices of cosmetics products were down by $259,200.

During the second quarter of 1998, net sales of cosmetics products accounted for 62.9% of consolidated net sales compared to 66.8% for the second quarter of 1997. Net sales of these products for those periods were $6,306,600 in 1998 compared to $7,917,800 in 1997, a decrease of $1,611,200 or 20.4%, which occurred irrespective of comparable advertising during the second quarter of both years. A portion of the sales decrease (16.1%) resulted from reduced average selling prices, primarily attributable to promotions, and the balance (83.9%) was the result of a decrease in the number of units sold, largely with regard to the Company's basic products, alpha hydroxy acid creams, lotions and face wash. The Company notes that the foregoing comparisons pit an average second quarter in 1998 against an exceptional second quarter for skincare products in 1997.

Sales of household chemical products for the second quarter of 1998 accounted for 37.1% of consolidated net sales compared to 33.2% for the same quarter of 1997. These products are comprised of "Scott's Liquid Gold" for wood, and "Touch of Scent." During the three months ended June 30, 1998, sales of household chemical products were $3,712,500 compared to $3,936,000 for the second quarter of 1997, a decrease of $223,500 or 5.7%. Sales of "Scott's Liquid Gold" for wood were up by $184,700, an increase of 7.8%, a result of increased television advertising, while sales of "Touch of Scent" were down by $408,200 (26.1%), principally due to reduced average selling prices. See discussion of the six months ended June 30, 1998 and 1997 for discussions of declines in Touch of Scent sales.

On a consolidated basis, cost of goods sold was $3,273,800 during the second quarter of 1998 compared to $3,364,200 for the same quarter of 1997, a decrease of $90,400 or 2.7% (on a decrease in sales of 15.5%). As a percentage of consolidated net sales for the second quarter of 1998, cost of goods sold was 32.7% compared to 28.4% in 1997, an increase of about 15%. But for the decrease in average selling prices, cost of goods sold for the second quarter of 1998 would have been 31.4% instead of 32.7%. The balance of the cost increase was essentially due to changes in the mix of products sold, household chemical products being more costly to produce relative to their selling prices than the Company's skincare products and to on-going (fixed) manufacturing costs.

Advertising expenses for the second quarter of 1998 were $4,755,300 compared to $4,677,000 for the comparable three months of 1997, an increase of $78,300 or 1.7%. Advertising expenses applicable to household chemicals increased during the second quarter of 1998 compared to the second quarter of 1997 by $162,900, or 12.6%. Advertising expenses for Liquid Gold increased by $584,200, whereas expenses to advertise Touch of Scent were lower by $421,300. Advertising expenses for Alpha Hydrox decreased by $84,600 during the quarter ended June 30, 1998 than in the comparable quarter of 1997, a decrease of 2.5%. See discussion of the six months ended June 30, 1998 and 1997 for the Company's philosophy regarding advertising.

Selling expenses for the second quarter of 1998 were $2,190,100 compared to $1,914,900 for the comparable quarter of 1997, an increase of $275,200 or 14.4%. That increase resulted from an increase of $107,700 in coupon costs and slotting allowances, $63,300 in salaries and fringe benefits, $128,000 in promotional samples and $47,900 which related to a variety of other selling expenses, none of which, by itself, was material, all offset by a decrease of $71,700 in freight and brokerage.

Administrative expenses for the second quarter of 1998 were $1,799,900 compared to $1,515,700 for the second quarter of 1997, an increase of $284,200 or 18.8%. Salaries, fringe benefits and legal fees accounted for $273,200 of the increase in administrative expenses.

Interest expense for the second quarter of 1998 was lower than that of the comparable quarter of 1997 by $30,200, a decrease of 9.1%, which essentially was due to the payment at the end of 1997 of $2 million then owed to the U.S. Army. Other income increased by $7,800 during the quarter ended June 30, 1998 compared to the same quarter of 1997, an increase of 5.4%, due to a slight increase in interest earned on the Company's cash reserves.

During the second quarter of 1998 and 1997, expenditures for research and development were not material (under 1% of revenues).

Liquidity and Capital Resources

On July 29, 1994, the Company consummated a $12 million bond issuance to finance the expansion of the Company's Denver facilities. Interest on the $12 million bond issue is payable semi-annually beginning on January 1, 1995 at the rate of 10% per annum. (The January 1 and July 1, 1998 interest payments were made in a timely manner. There is no reason to believe that the interest payment due on January 1, 1999 will not be made as is required by the Bond Indenture.) A sinking fund payment of $1 million is required annually. Sinking fund payments for 1995 through 1997 were made as required. Currently, the Company is voluntarily paying $183,300 each month to the Trustee to cover future interest and sinking fund payments. The Trustee, at the Company's request, holds such moneys in accounts to which the Company has no access.

During the first half of 1998, the Company's working capital decreased by $3,429,100, and concomitantly, its current ratio (current assets divided by current liabilities) decreased from 2.7:1 at December 31, 1997 to 2.2:1 at June 30, 1998. This decrease in working capital is attributable to a net loss in the first half of $2,364,900, a reduction in long-term debt of $522,400, and a dividend payment, based upon the Company's 1997 performance, of $1,009,200 (equal to $0.10 a share, paid in March, 1998); all offset by depreciation in excess of capital additions of $411,000, a decrease in other assets of $43,200, and exercises of stock options of $13,200. At June 30, 1998, the ratio of consolidated funded debt to consolidated net worth was .4:1.

At June 30, 1998, trade accounts receivable were substantially the same as those of December 1997. The Company's average collection period remained at under 30 days. The decrease in other receivables during the six months ended June 30, 1998 relates to previous settlement of the Company's environmental lawsuit with the United States Army. Accounts payable increased from the end of 1997 through June of 1998 by $2,418,100 largely due to the unpaid advertising at the end of the period whereas there was no unpaid advertising at the end of last year. Accrued liabilities decreased from December 31, 1997 through June 30, 1998 by $2,102,100 primarily due to the payment of 1997 income taxes and accrued profit sharing and bonus expenses.

Legal Proceedings

The Company's 1997 Annual Report describes a patent infringement suit which was filed in May of 1996 in the United States District Court for the District of Delaware against Neoteric Cosmetics, Inc. (and others) by TriStrata Technology, Inc. Neoteric Cosmetics is the Company's wholly owned subsidiary which manufactures and sells skincare products under the name Alpha Hydrox. Certain defendants in this lawsuit, including the Company, are cooperating with one another in matters of common interest to defend against this action. The Company expects that, in or about the fourth quarter of this year, the Court will determine whether to adopt the defendants' interpretations or those of the plaintiff regarding the scope of the claims of the patents involved in the case.

On July 24, 1998, a jury unanimously found in favor of Scott's Liquid Gold-Inc., Neoteric Cosmetics, Inc., and the Company?s Chairman, Jerome J. Goldstein, in a lawsuit filed in the United States District Court for the District of Colorado by Leslee Brooks (a daughter of Mr. Goldstein), her husband, Dr. Norman Brooks (a California dermatologist), and a related corporation. The jury found that there was no liability as to each claim of the plaintiffs. The plaintiffs asked the jury to award $21 million at the trial.
It is not known at this time whether the plaintiffs will file an appeal in this case. As described in the Company's 1997 Annual Report, this lawsuit involves a claim for compensation by the Brooks relating to Alpha Hydrox products.

Forward-Looking Statements

This report may contain "forward-looking statements" within the meaning of U.S. federal securities laws. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and the Company's performance inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of the Company's products in the marketplace; the degree of success of any new product or product line introduction by the Company; competitive factors; the need for effective advertising of the Company's products; limited resources available for such advertising; new competitive products and/or technological changes; dependence upon third party vendors and upon sales to major customers; changes in the regulation of the Company's products, including applicable environmental regulations; adverse developments in pending litigation; the loss of any executive officer; and other matters discussed in the Company's periodic filings with the Securities and Exchange Commission.

PART II OTHER INFORMATION

Item 1.         Legal Proceedings

Please see "Legal Proceedings" in Item 2 of Part I of this Report which information is incorporated herein by this reference. These two legal proceedings have been previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998.


Item 2.         Not Applicable

Item 3.         Not Applicable

Item 4.         Submission of Matters to a Vote of Security Holders

On May 6, 1998, the Company held its 1998 Annual Meeting of Shareholders. At that meeting, the seven existing directors were nominated and re-elected as directors of the Company. These seven persons constitute all members of the Board of Directors of the Company. These directors and the votes for and withheld for each of them were as follows:

                              For      Withheld
Jerome J. Goldstein     9,043,059       138,226
Mark E. Goldstein       9,072,059       109,226
Carolyn J. Anderson     9,077,898       103,387
Barry Shepard           8,978,148       203,137
Dennis H. Field         9,079,459       101,826
James F. Keane          9,089,348        91,937
Michael J. Sheets       9,088,348        92,937

In addition, at the 1998 Annual Meeting, the Company's shareholders approved and ratified the Company's 1997 Stock Option Plan for employees who are not executive officers of the Company. The votes at the 1998 Annual Meeting with respect to such Plan were as follows:

For             Against        Abstain         Broker Non-Votes

8,800,567       304,984         75,734                -0-

Item 5.         Not Applicable

Item 6.         Exhibits and Reports on Form 8-K

The following Reports were filed by the Company on Form 8-K during the Second Quarter of 1998:

a. A current report on Form 8-K dated April 27, 1998 reporting an event under Item 5, Other Events.
b. A current report on Form 8-K dated May 11, 1998 reporting an event under Item 5, Other Events.

        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SCOTT'S LIQUID GOLD-INC.


August 11, 1998                 BY:   Mark E. Goldstein
Date                                  President



August 11, 1998                 BY:   Barry Shepard, Treasurer
Date                                  Principal Financial Officer