Form 10-Q
period 1998-09-30
SCOTTS LIQUID GOLD INC
filed 1998-11-06
CIK 88000

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q


            QUARTERLY REPORT UNDER SECTION 13 OF THE
                SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED
                       SEPTEMBER 30, 1998


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

                    YES ___        NO  ____


     The Registrant had 10,103,100 common shares, $0.10 par value, its only class of common stock, issued and outstanding on October 30,1998.

PART I.   FINANCIAL INFORMATION

Item 1.        Financial Statements

Scott's Liquid Gold-Inc. & Subsidiaries
Consolidated Statements of Operations (Unaudited)


                             Three Months                   Nine Months
                         Ended September 30,             Ended September 30,
                         1998           1997            1998              1997

Revenues:
Net sales          $ 9,240,200    $12,821,700     $31,816,300      $39,000,300
Other income           197,800        144,400         544,100          368,200
                     9,438,000     12,936,100      32,360,400       39,368,500
Costs and Expenses:
Cost of sales        3,292,000      3,365,300      10,426,100       10,837,700
Advertising          2,662,500      3,643,000      13,511,900       13,411,500
Selling              1,871,300      1,962,000       6,363,700        5,966,700
General and
  Administrative     1,855,900      1,430,700       5,455,600        4,712,500
Interest               300,200        332,200         900,900          994,800
                     9,981,900     11,003,200      36,658,200       35,923,200
Income (loss) before
  income taxes        (543,900)     1,932,900      (4,297,800)       3,445,300
Income tax
  expense (benefit)   (201,300)       715,200      (1,590,300)       1,274,700
Net income (loss)   $ (342,600)    $1,217,700     $(2,707,500)       2,170,600
Net income (loss)
  per common share
  (Note 3)          $    (0.03)     $    0.12     $     (0.27)      $     0.22
Diluted net income
  (loss) per common
  share (Note 3)    $    (0.03)     $    0.12     $     (0.27)      $     0.21
Weighted average number
  of common shares
  outstanding       10,103,100     10,084,400      10,103,100       10,084,400
Diluted weighted average
  number of
  common shares
  outstanding       10,103,100     10,244,200      10,103,100       10,244,200


See Notes to Consolidated Financial Statements

Scott's Liquid Gold-Inc. & Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                                              Nine Months
                                                           Ended September 30,
                                                        1998              1997

Cash flows from operating activities:
Net income (loss)                                $(2,707,500)      $ 2,170,600
Adjustments to reconcile net income
  (loss) to net cash
  provided (used) by operating activities:
Depreciation and amortization                        891,600           849,800
Provision for doubtful accounts receivable           131,600           118,500
Compensation expense of employee stock plans               -            81,300
Change in assets and liabilities,
  net of discontinued operations:
Receivables                                          237,900        (1,686,700)
Inventories                                           10,100            36,400
Prepaid expenses                                     136,900             1,100
Accounts payable and accrued expenses                321,100         1,590,000
Total adjustments to net income (loss)             1,729,200           990,400
Net Cash Provided (Used) by Operating Activities    (978,300)        3,161,000
Cash flows from investing activities:
Purchase of property, plant and equipment           (179,200)         (194,600)
Net change in assets of discontinued operations            -            31,300
Net Cash Used by Investing Activities               (179,200)         (163,300)
Cash flows from financing activities:
Proceeds from exercise of stock options               22,700             5,400
Proceeds from short-term borrowings                        -           135,200
Principal payments on short-term borrowings                -          (121,700)
Principal payments on long-term borrowings           (31,000)          (33,000)
Increase in bond sinking fund                       (884,300)         (909,700)
Dividends paid                                    (1,009,200)                -
Net Cash Used by Financing Activities             (1,901,800)         (923,800)
Net Increase (Decrease) in Cash
  and Cash Equivalents                            (3,059,300)        2,073,900
Cash and Cash Equivalents, beginning of period     8,201,900         4,749,200
Cash and Cash Equivalents, end of period          $5,142,600        $6,823,100
Supplemental disclosures:
Cash paid during the period for:
Interest                                          $  911,200        $  919,300
Interest paid by discontinued operations          $        -        $   30,200
Income taxes                                      $1,719,600        $  859,800

See Notes to Consolidated Financial Statements

Scott's Liquid Gold-Inc. & Subsidiaries
Consolidated Balance Sheets
September 30, 1998 (Unaudited) and December 31, 1997

ASSETS
                                         1998                   1997
Current assets:
  Cash and cash equivalents       $ 5,142,600            $ 8,201,900
  Trade receivables (Note 2)        3,194,800              2,610,100
  Other receivables                 1,650,700              2,604,900
Inventories:
  Finished goods                    1,643,500              1,828,700
  Raw materials                     2,179,300              2,004,200
Prepaid expenses                      400,600                537,500
Deferred tax assets                   540,400                540,400
Total current assets               14,751,900             18,327,700
Property, plant and
equipment at cost                  27,184,200             27,005,000
Less accumulated
Depreciation                        8,758,800              7,932,000
                                   18,425,400             19,073,000
Other assets                          126,700                191,500
                                  $33,304,000            $37,592,200

See Notes to Consolidated Financial Statements

LIABILITIES & SHAREHOLDERS' EQUITY
                                         1998                   1997
Current liabilities:
Accounts payable                  $ 4,257,600            $ 1,681,100
Accrued expenses                    1,720,000              3,975,400
Current maturities of
long-term debt                      1,009,200              1,040,200
Total current liabilities           6,986,800              6,696,700
Long-term debt                      7,093,500              7,977,800
Deferred income taxes               1,043,100              1,043,100
                                   15,123,400             15,717,600
Shareholders' equity (Note 3):
Common stock                        1,010,300              1,008,900
Capital in excess of par            4,829,500              4,808,200
Retained earnings                  12,340,800             16,057,500
Shareholders' equity               18,180,600             21,874,600
                                   $33,304,000           $37,592,200

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements  (Unaudited)

Note 1 In the opinion of management, the financial information in this report reflects all adjustments necessary for a fair presentation of the results for the interim periods.

Note 2 Allowance for doubtful accounts at September 30, 1998 and December 31, 1997 were $768,100 and $635,700 respectively.

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

At September 30, 1998 there were authorized 50,000,000 shares of the Company's $.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series.

A reconciliation of the weighted average number of common shares outstanding follows:

                                   Three Months Ended          Nine Months Ended
                                      September 30,              September 30,
                                 1998         1997              1998         1997
Common shares outstanding,
beginning of the period       10,097,400   10,080,900     10,089,400   10,030,900
ESOP shares contributed                -            -              -       50,000
Stock options exercised            5,700        3,500         13,700        3,500
Weighted average number of
  common shares outstanding   10,103,100   10,084,400     10,103,100   10,084,400
Incremental common
  equivalent shares                    -      159,800              -      159,800
Diluted weighted
  average number
  of common shares
  outstanding                 10,103,100   10,244,200     10,103,100   10,244,200



Item 2.   Scott's Liquid Gold-Inc. & Subsidiaries
          Management Discussion and Analysis

                              Results of Operations
                 Summary of Results as a Percentage of Net Sales

                                    (Audited)                 Nine Months
                                       Year                     Ended
                                      Ended                  September 30,
                                    31-Dec-97              1998         1997
Net sales
    Scott's Liquid Gold
     household products               31.1%                35.8%        30.0%
    Neoteric Cosmetics                68.9%                64.2%        70.0%
Total net sales                      100.0%               100.0%       100.0%
Cost of sales                         28.2%                32.8%        27.8%
Gross profit                          71.8%                67.2%        72.2%
Other revenue                          0.9%                 1.7%         1.0%
                                      72.7%                68.9%        73.2%
Operating expenses                    53.1%                79.6%        62.5%
Interest                               2.6%                 2.8%         2.6%
                                      55.7%                82.4%        65.1%
Income (loss)
before income taxes                   17.0%               (13.5%)        8.1%

                       Nine Months Ended September 30, 1998
                 Compared to Nine Months Ended September 30, 1997

Consolidated net sales for the first three quarters of 1998 were $31,816,300 vs. $39,000,300 for the first nine months of 1997, a decrease of $7,184,000 or about 18.4%. Average selling prices for the first nine months of 1998 were lower than those of the comparable period of 1997 by $2,368,000, prices of household chemical products being down by $1,287,500 (almost all of which related to Touch of Scent), while average selling prices of cosmetics products were down by $1,080,500.

During the first nine months of 1998, net sales of cosmetics products accounted for 64.2% of consolidated net sales compared to 70% for the same three quarters of 1997. Net sales of these products for those periods were $20,435,500 in 1998 compared to $27,285,900 in 1997, a decrease of $6,850,400 or 25.1%. About 16.6%
of the sales decrease resulted from reduced average selling prices attributable to promotions and product mix), and the balance (83.4%) was the result of a decrease in the number of units sold. Over 95% of the $6,850,400 decrease in the Company's net sales was attributable to a reduction in sales of skincare products. Information available to the Company indicates that most producers of alpha hydroxy acid skincare products have experienced decreases during 1998 in sales of those products. On average, however, the industry-wide decrease appears to be more moderate than that experienced by the Company. During the third quarter of 1998, the Company's subsidiary, Neoteric Cosmetics, Inc., introduced two new lines of skincare products. One, the Belleza Latina line, is designed for the Hispanic market, and the second, Alpha Hydrox Retinol Night ResQ, is a retinol-based product manufactured for Neoteric Cosmetics by a third party. The foregoing are the only new products introduced thus far during 1998. The planned introduction of a line of products designed to aid persons with diabetes to cope with cuts, bruises and dry skin problems is now scheduled to occur in late 1998 with delivery promised not earlier than February of 1999.

Sales of household chemical products for the first three quarters of 1998 accounted for 35.8% of consolidated net sales compared to 30% for the same period of 1997. These products are comprised of "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener. During the nine months ended September 30, 1998, sales of household chemical products were $11,380,800 compared to $11,714,400 for the same nine months of 1997, a decrease of only $333,600. However, sales of "Scott's Liquid Gold" for wood were up by $1,225,500, an increase of just over 19%, a result of increased television advertising during the first half of 1998 compared to 1997, while sales of "Touch of Scent" were down by $1,559,100 (29%), almost entirely due to reduced average selling prices. As noted in previous reports to shareholders, the result of efforts to revitalize Touch of Scent during 1997 through the introduction of a new line of highly decorative fixtures was less than satisfactory and, despite the Company's more recent offers of price incentives for its Touch of Scent products, the downtrend in dollar sales of this product line has continued in 1998. Nonetheless, due to the aforementioned price incentives, case sales of Touch of Scent for the first nine months of 1998 decreased by only 6% compared to those of the same period last year.

On a consolidated basis, cost of goods sold was $10,426,100 during the first nine months of 1998 compared to $10,837,700 for the same period of 1997, a decrease of $411,600 (less than 4.0%, but on a decrease in sales of 18.4%). As a percentage of consolidated net sales for the first three quarters of 1998, cost of goods sold was 32.8% compared to 27.8% in 1997. But for the decrease in average selling prices, consolidated cost of goods sold for the first nine months of 1998 would have been 30.5% instead of 32.8%. The balance of the cost increase was essentially due to changes in the mix of products sold, household chemical products being more costly to produce relative to their selling prices than the Company's skincare products; and to the need to allocate on-going (fixed) manufacturing costs to lower unit production in 1998 than in 1997.

Advertising expenses for the first nine months of 1998 were slightly higher than those for the comparable three quarters of 1997, $13,511,900 compared to $13,411,500. However, there were differences. Advertising expenses applicable to household chemicals decreased by $1,124,400 (23.9%) during the first nine months of 1998, whereas, advertising expenses for Alpha Hydrox products increased for the comparative nine month periods by $1,224,800 (14.1%). With respect to advertising expenses for household chemicals, the amount expended to advertise Scott's Liquid Gold for wood increased by $1,437,400, while expenditures to advertise Touch of Scent decreased by $2,561,800. During the last quarter of 1998, the Company intends to hold advertising expenditures to a minimum.

Regardless of year to year or quarter to quarter changes in such expenditures, the Company has made clear in previous reports that, as a matter of sound business judgment, it must continue to advertise aggressively whenever it is fiscally responsible to do so because (i) the markets for skincare products, furniture polish, and air fresheners are highly competitive and, accordingly, the Company's brand names, particularly Alpha Hydrox and Scott's Liquid Gold, need to be kept in front of the consuming public; and (ii) television advertising currently is the best option available to the Company in its on-going attempt to increase the sales levels of its cosmetic and household chemical products. Sustaining the Company's advertising program is highly dependent upon sales of its skincare products.

Selling expenses for the first three quarters of 1998 were $6,363,700 compared to $5,966,700 for the comparable nine months of 1997, an increase of $397,000 or 6.7%. That increase was comprised of increases in the cost of promotional merchandise (up $210,300), in couponing costs and slotting allowances (up $184,200), and in salaries and fringe benefits (up $144,300); and by various other net increases, none of which, by itself, was material, of $181,100; all offset by a decrease in brokerage commissions and freight out of $322,900.

Administrative expenses for the first nine months of 1998 were $5,455,600 compared to $4,712,500 for the comparable period of 1997, an increase of $743,100 or 15.8%. Such increase was attributable to litigation which caused legal and professional fees to increase by $845,300, plus net increases of $45,500 in various other expenses, none of which, standing alone was significant; both offset by a decrease in salaries, wages and fringe benefits aggregating $147,700. Legal and professional fees amounted to almost $1.1 million for the first nine months of 1998.

Interest expense for the first nine months of 1998 was lower than that of the comparable nine months of 1997 ($900,900 vs. $994,800) by $93,900, a decrease of 9.4%, which essentially was due to an indebtedness at September 30, 1997 of $2 million to the U.S. Army which was repaid at the end of 1997. Other income increased by $175,900 during the nine months ended September 30, 1998 compared to the same period of 1997, an increase of 47.8%, due to interest earned on the Company's cash reserves and a sinking fund for the Company's outstanding bonds.

During the first nine months of 1998 and 1997, expenditures for research and development were not material (respectively, under 2% and 1% of revenues).

                      Three Months Ended September 30, 1998
                Compared to Three Months Ended September 30, 1997

Consolidated net sales for the quarter ended September 30, 1998 were $9,240,200 vs. $12,821,700 for the three months ended September 30, 1997, a decrease of $3,581,500 or about 28%. Average selling prices for the third quarter of 1998 were lower than those of the same quarter of 1997 by $582,900, prices of household chemical products being down by $289,900 (all of which related to Touch of Scent), while average selling prices of cosmetics products were down by $293,000.

During the third quarter of 1998, net sales of cosmetics products accounted for 64.6% of consolidated net sales compared to 73.7% for the third quarter of 1997. Net sales of these products for those periods were $5,972,800 in 1998 (of which about 20% derived from sales of Alpha Hydrox Retinol Night ResQ, the Company's new retinol product) compared to $9,450,600 in 1997, a decrease of $3,477,800 or 36.8%. A small portion (8.7%) of the sales decrease resulted from reduced average selling prices, primarily attributable to promotions and close-outs, and the balance (91.3%) was the result of a decrease in the number of units sold, largely with regard to the Company's basic skincare products, alpha hydroxy acid creams, lotions and face wash. The Company notes that the foregoing comparisons pit a mediocre third quarter in 1998 against an exceptional third quarter for skincare products in 1997.

Sales of household chemical products for the third quarter of 1998 accounted for 35.4% of consolidated net sales compared to 26.3% for the same quarter of 1997. These products are comprised of "Scott's Liquid Gold" for wood, and "Touch of Scent." During the three months ended September 30, 1998, sales of household chemical products were $3,267,400 compared to $3,371,100 for the third quarter of 1997, a decrease of $103,700 or 3.1%. Sales of "Scott's Liquid Gold" for wood were up by $97,600, an increase of 5.3%, a result of increased television advertising, while sales of "Touch of Scent" were down by $201,300 (13.2%), principally due to reduced average selling prices. See discussion of the nine months ended September 30, 1998 and 1997 for discussions of declines in Touch of Scent sales.

On a consolidated basis, cost of goods sold was $3,292,000 during the third quarter of 1998 compared to $3,635,300 for the same quarter of 1997, a decrease of $343,300 (9.4%) on a decrease in sales of 27.9%. As a percentage of consolidated net sales for the third quarter of 1998, cost of goods sold was 35.6% compared to 28.4% in 1997, an increase of about 25%. But for the decrease in average selling prices, cost of goods sold for the third quarter of 1998 would have been 33.5% instead of 35.6%. The balance of the cost increase was essentially due to changes in the mix of products sold, household chemical products being more costly to produce relative to their selling prices than the Company's skincare products and to on-going (fixed) manufacturing costs.

Advertising expenses for the third quarter of 1998 were $2,662,500 (including introductory advertising of the Company's new retinol product) compared to $3,643,000 for the comparable three months of 1997, a decrease of $980,500 or 26.9%. Advertising expenses applicable to household chemicals decreased during the third quarter of 1998 compared to the third quarter of 1997 by $1,017,800, or 90.3%. Advertising expenses for Liquid Gold were down by $828,500 and expenses to advertise Touch of Scent were lower by $189,300. Advertising expenses for Alpha Hydrox were $37,300 greater during the quarter ended September 30, 1998 than during the comparable quarter of 1997. See discussion of the nine months ended September 30, 1998 and 1997 for the Company's philosophy regarding advertising.

Selling expenses for the third quarter of 1998 were $1,871,300 compared to $1,962,000 for the comparable quarter of 1997, a decrease of $90,700 or 4.6%. Administrative expenses for the third quarter of 1998 were $1,855,900 compared to $1,430,700 for the third quarter of 1997, an increase of $425,200 or 29.7%. That increase resulted from an increase in legal and professional fees of $622,700, an increase in miscellaneous expenses of $11,800 and a decrease of $209,300 in salaries and fringe benefits.

Interest expense for the third quarter of 1998 was lower than that of the comparable quarter of 1997 by $32,000 ($300,200 vs. $332,200), a decrease of 9.6%, which essentially was due to a debt of $2 million then owed to the U.S. Army which was not repaid until the end of 1997. Other income increased by $83,400 during the quarter ended September 30, 1998 compared to the same quarter of 1997, an increase of 72.9%, due to interest earned on the Company's cash reserves and sinking fund.
During the third quarter of 1998 and 1997, expenditures for research and development were not material (respectively, under 2% and 1% of revenues).

                         Liquidity and Capital Resources

On July 29, 1994, the Company consummated a $12 million bond issuance to finance the expansion of the Company's Denver facilities. Interest on the $12 million bond issue is payable semi-annually beginning on January 1, 1995 at the rate of 10% per annum. (The January 1 and July 1, 1998 interest payments were made in a timely manner, as were all other required payments. There is no reason to believe that the interest payment due on January 1, 1999 will not be made in conformity with the Bond Indenture.) A sinking fund payment of $1 million is required annually. Sinking fund payments for 1995 through 1997 were made as required. Currently, the Company is voluntarily paying $183,300 each month to the Trustee to cover future interest and sinking fund payments. The Trustee, at the Company's request, holds such moneys in accounts to which the Company has no access.

During the first three quarters of 1998, the Company's working capital decreased by $3,865,900, and concomitantly, its current ratio (current assets divided by current liabilities) decreased from 2.7:1 at December 31, 1997 to 2.1:1 at September 30, 1998. This decrease in working capital is attributable to a net loss in the first nine months of $2,707,500, a reduction in long-term debt of $884,300, and a dividend payment, based upon the Company's 1997 performance, of $1,009,200 (equal to $0.10 a share, paid in March, 1998); all offset by depreciation in excess of capital additions of $647,600, a decrease in other assets of $64,800 and exercises of stock options of $22,700. At September 30, 1998, the ratio of consolidated funded debt to consolidated net worth was .39:1.

At September 30, 1998, trade accounts receivable were $584,700 greater than at year end, partially because sales in September of 1998 were greater than those of December of 1997 and partially because of an elongation during 1998 of the Company's collection period. The Company's average collection period had remained at under 30 days for a long time, but has now crept up to slightly over 32 days. The Company believes that an increased number of customers have begun to treat the date of their receipt of goods as if it were the Company's invoice date, whereas the Company has always invoiced its customers on the date of shipment.

Over 95% of the decrease of $954,200 in other receivables during the nine months ended September 30, 1998 relates to a previous settlement of the Company's environmental lawsuit with the United States Army, offset by refundable income taxes based upon the Company's net loss during the same period. Accounts payable increased during the nine months ended September 30, 1998 by $2,576,500 largely due to unpaid advertising at the end of the period whereas there was no unpaid advertising at the end of last year. Accrued liabilities decreased by $2,255,400 during the nine months ended September 30, 1998 primarily due to the payment of 1997 income taxes and accrued profit sharing and bonus expenses.

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

On July 24, 1998, a jury unanimously found in favor of Scott's Liquid Gold-Inc., Neoteric Cosmetics, Inc., and the Company's Chairman, Jerome J. Goldstein, in a lawsuit filed in the United States District Court for the District of Colorado by Leslee Brooks (a daughter of Mr. Goldstein), her husband, Dr. Norman Brooks (a California dermatologist), and a related corporation. The jury found that there was no liability as to each claim of the plaintiffs. The plaintiffs asked the jury to award $21 million at the trial. The plaintiffs have filed an appeal in this case. As described in the Company's 1997 Annual Report, this lawsuit involves a claim for compensation by the Brooks relating to Alpha Hydrox products.

                            Year 2000 ("Y2K") Issues

The Company has in process a corporate-wide program to address Year 2000 (also known as "Y2K") issues.

With respect to its central computer, changes to the Company's programs over the last several years have fully prepared the Company and its subsidiaries to process data in the forthcoming millenium. With regard to PC's (personal computers) used throughout the Company for various purposes, the Company's central computer is armed with emulation software so that a PC used to enter any information into that computer is treated as if it were a "dumb" terminal. Accordingly, whether or not the PC is Y2K compliant is moot.

The Company presently utilizes software for its UPS/RPS systems which is not Y2K compliant but which must be made so by October of 1999. This software, which enables UPS/RPS shipments to interface with the Company's central computer (as other shipments do through the use of scan guns), is vital to the production of manifests, labels, and the assignment of tracking numbers. In that compliance will basically involve the installation of purchased software, the Company anticipates no problems in meeting the compliance deadline. With regard to operating systems of non-computer related equipment, the Company believes that no such system which may not be Y2K compliant will have a material effect on the Company's operations.

Accordingly, any Y2K issues which may affect the Company will be caused either
(1) by a lack of preparedness on the part of companies with whom the Company does business, including customers, or (2) by some unforeseen circumstance which prevents the Company from completing, prior to January 1, 2000, its part of Electronic Data Interchange ("EDI") re-documentation as is necessary to maintain existing connections with customers and to establish future EDI connections with other customers. Approximately 80% of dollar sales volume derives from orders sent to the Company via EDI. The Company considers this scenario set forth in
(2) above to be unlikely in that the Company already has on hand the additional manpower capable of performing the necessary documentation functions. The Company expects the cooperation of its customers in completing all required re-documentation.

With respect to non-compliance referred to in (1) above, the Company has developed software to convert a non-compliant EDI version submitted by a customer after 1/1/2000 by re-mapping it to comply with the new (4010) version, and, thereafter, supplying whatever special documentation may be required by the Company's customer.

It is possible that a customer's accounts payable records may become disordered, date-wise, if the customer has not readied itself for the year 2000. This could result in late payments to the Company and, although not expected, affect cash flow.

In addition to EDI customers, the Company has contacted third parties with whom it does business to request assurances that they are or will be prepared for Y2K. Such third parties includes about 200 vendors (all of whom have been contacted) from whom the Company purchases raw materials, supplies, equipment, and repair parts. To date, approximately half of these vendors have responded, the great preponderance in the affirmative. It is not known whether all vendors contacted by the Company will respond, or, if they do, whether they will offer assurances of being prepared for Y2K. The Company does not consider vendor invoicing a problem for the Company even if such invoicing does not recognize the year 2000. However, the Company is concerned that non-compliance with Y2K by the Company's suppliers and by their suppliers may result in late or non-deliveries to the Company which, in turn, would result in late or non-deliveries to the Company's customers. Because the supply chain may be long, the Company cannot be certain that Y2K will pose no problem for the Company.

The Company has also contacted its service suppliers - banks, Transfer Agent, insurance brokers and carriers, 401K advisors, administrator, and stock brokers, etc., as well as public utilities, communications suppliers, etc. - with regard to their readiness in respect of the forthcoming millenium. The Company has not completed its survey in this area, but is confident that the year 2000 will pose no special problems for these service providers.

Excluding an upgrade of the Company's central computer which would have taken place as a matter of routine, the Company's incremental costs for handling Y2K issues have been approximately $80,000 in 1998 and will probably exceed that amount in 1999, especially if the services of other EDP personnel are required to address such issues next year.

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


PART II   OTHER INFORMATION

Item 1.        Legal Proceedings

Please see "Legal Proceedings" in Item 2 of Part I of this Report which information is incorporated herein by this reference. These two legal proceedings have been previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998.



Item 2.        Not Applicable

Item 3.        Not Applicable

Item 4.        Not Applicable

Item 5.        Not Applicable

Item 6.        Exhibits and Reports on Form 8-K

          The following Reports were filed by the Company on Form 8-K during the Third Quarter of 1998:

          a. A current report on Form 8-K dated July 15, 1998 reporting an event under Item 5, Other Events.

          b. A current report on Form 8-K dated September 14, 1998 reporting an event under Item 5, Other Events.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SCOTT'S LIQUID GOLD-INC.


November 5, 1998                   BY: /s/  Mark E. Goldstein, President
Date



November 5, 1998                   BY: /s/  Barry Shepard, Treasurer
Date                                        Principal Financial Officer