Form 10-K
period 1998-12-31
SCOTTS LIQUID GOLD INC
filed 1999-03-30
CIK 88000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998
                               OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from _____________ to ___________________

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

                         Yes       X                 No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (? 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.  [   ]

The aggregate market value of the Registrant's voting stock held as of March 10, 1999 by non-affiliates of the Registrant was $7,750,853. This calculation assumes that certain parties may be affiliates of the Registrant and that, therefore, 5,636,984 shares of voting stock are held by non-affiliates.

As of March 10, 1999, the Registrant had 10,103,058 shares of its $0.10 par value common stock outstanding.

                       Documents Incorporated by Reference

The Registrant's 1998 Annual Report to shareholders is incorporated by reference in Parts I, II and IV. The Registrant's definitive Proxy Statement for the Annual Meeting of shareholders to be held on May 5, 1999, is incorporated by reference in Part III.
                            SCOTT'S LIQUID GOLD-INC.

                                ANNUAL REPORT ON

                                    FORM 10-K

                        FOR YEAR ENDED DECEMBER 31, 1998


                                     PART I

Item 1.   Business.

     Portions of the 1998 Annual Report to shareholders of Scott's Liquid Gold-Inc. (the "Company" or "Registrant") are attached to this Report as Exhibit 13 and are called in this Report the "Annual Report". The information set forth under the headings "Description of Business" and "Management Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report hereby is incorporated by reference into this Report.

     In the third quarter of 1998, the Company added a retinol product to its skin care products. This product, sold as Alpha Hydrox Retinol Night ResQ, includes microsponge-entrapped retinol. It is manufactured by a third party who is the sole supplier of the product to the Company under a supply and license agreement. The agreement has a term which continues until the earlier of the expiration of the last to expire patent relating to the product or June 9, 2008. The supplier may also terminate the agreement if the Company does not meet minimum purchase requirements. [The retinol product was in the first two months of 1999 the highest volume product among the various skin care products of the Company.]

Item 2.   Properties.

     The information set forth under "Description of Business - Properties," "Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 9 of Notes to Consolidated Financial Statements of the Annual Report hereby is incorporated by reference into this Report.

Item 3.   Legal Proceedings.

     As previously reported, a lawsuit was commenced in May of 1996 against Neoteric Cosmetics, Inc. and others not related to the Company alleging infringement of certain patents. Neoteric Cosmetics is the Company's wholly-owned subsidiary which manufactures and sells skin care products under the name Alpha Hydrox. The lawsuit was brought by TriStrata Technology, Inc. in the United States District Court for the District of Delaware. The plaintiff claims to be the assignee of five patents relating to the use of alpha hydroxy acids to treat or reduce cosmetic conditions, particularly wrinkles or fine lines. Three of the patents were issued in 1995; one issued in 1996; and one, which was issued in 1992, was the subject of a re-examination completed in 1995. The plaintiff in the lawsuit alleges that Neoteric contributes to and/or induces infringement of the patents owned by the plaintiff by selling and promoting Neoteric skin care products for the purpose of visibly reducing a human skin wrinkle and/or fine lines and for the purpose of treating and/or preventing cosmetic conditions and dermatologic disorders of the human skin such as wrinkles and fine lines. The plaintiff requests damages to compensate the plaintiff for any infringement, an injunction against further infringement, and treble damages because of an alleged willful and deliberate nature of infringement. In 1995, after the issuance of one of the patents involved in the lawsuit, the Company changed its advertising and packaging to remove references to wrinkles and fine lines. The Company denies the allegations of the plaintiff, asserts the invalidity of patents, and is mounting a vigorous defense. Certain defendants in this lawsuit, including the Company, are cooperating with one another in matters of common interest to defend against this action. The Company expects that the Court in this matter will soon determine whether to adopt the defendant's interpretations or those of the plaintiff regarding the scope of the claims of the patents involved in this case. The Company cannot determine the potential outcome of this lawsuit or the ultimate impact on the Company's financial position or results of operations.

     In June of 1997, a lawsuit was filed in the federal District Court for the District of Colorado against the Company by Leslee Brooks, her husband, Dr. Norman Brooks (a California dermatologist), and a corporation related to Dr. Brooks. Other defendants included the Company's wholly-owned subsidiary, Neoteric Cosmetics, Inc., Jerome J. Goldstein and the Goldstein Family Limited Partnership. Leslee Brooks is a daughter of Jerome J. Goldstein and a sister of Mark E. Goldstein, who are officers and directors of the Company. The Goldstein Family Limited Partnership was established in November of 1996 by Mr. and Mrs. Jerome J. Goldstein and was the recipient of common stock of the Company previously held by Mr. and Mrs. Goldstein. The lawsuit involved a claim for compensation by the Brooks relating to Alpha Hydrox products. On July 24, 1998, a jury unanimously found in favor of the Company, its subsidiary, and Jerome J. Goldstein. The jury found that there was no liability as to each claim of the plaintiffs. Subsequently, the plaintiffs in the Brooks case filed an appeal of the judgment to the United States Tenth Circuit Court of Appeals. On
January 21, 1999, the Company entered into a settlement agreement with the plaintiffs in the Brooks case. The settlement results in a dismissal of the appeal of that case and a release regarding the Company and the other defendants in the case. The Company continues to believe that the claims of the plaintiffs in the Brooks case were groundless. The settlement allowed the Company to avoid the cost, time, and any uncertainty involved in an appeal of the case. Under the terms of the settlement, the defendants, including the Company, paid $225,000 to the plaintiffs who had sought a jury award of $21 million in the trial court. The $225,000 was paid in January, 1999, but was charged to 1998 operations. In settlement of its claim against the insurer under the Company's directors and officers liability insurance policy, the Company received in the first quarter of 1999 a substantial part of the legal expenses and settlement paid by the Company with respect to the Brooks case.

     As previously reported, the Company had been a defendant in an environmental lawsuit brought by the United States Justice Department at the request of the United States Army, alleging contribution by the Company to contamination in a groundwater aquifer underlying a portion of the Rocky Mountain Arsenal. In October of 1996, the Company and the United States, on behalf of the Department of the Army, negotiated a settlement of this dispute. The Settlement Agreement, which admits no wrong doing by the Company and which was approved by the Court on November 6, 1996, required the payment to the United States of $6 million of which $2.4 million was paid at once by the Company's insurers (with an additional $600,000 paid in January of 1997) and $1 million was paid by the Company. The additional $2 million, by the terms of the Agreement, was to be paid by the Company in equal installments of $250,000 over eight years, beginning on October 31, 1997, together with interest approximating the Treasury Bill rate. Due to income tax considerations, the Company decided to liquidate its entire indebtedness to the Army and did so in October of 1997. In December, 1996, the Company filed lawsuits, now pending n the United States District Court for the District of Colorado, against three insurers (which did not participate in the settlement) to recover at least amounts paid to the Army by the Company, plus punitive damages and attorneys' fees. The Company has settlements with all but one of its insurers, and as a result of the insurance settlements in 1996 and 1997, most of the costs incurred to resolve environmental claims relating to the Rocky Mountain Arsenal have now been recovered. Claims for recovery of the remainder of the costs are pending against one insurance company.

     The Company has applied for federal registration of the trademark "Alpha Hydrox" with U.S. Patent and Trademark Office. The issuance of this trademark was challenged on the basis that the name of the Company's product is a description of the type of acid used as an ingredient. This challenge was denied by the United States Patent and Trademark Office in early 1999. At this time, an appeal has not been filed. The Company believes that the issuance or non-issuance of this trademark is not material to the Company or to its sales of Alpha Hydrox products. Whether or not the federal registration of "Alpha Hydrox" is granted to the Company, the Company claims under common law the exclusive right to use "Alpha Hydrox" as a trademark and to the right to prevent the use by others of confusingly similar marks. The outcome of any such claim, if contested in court, will depend on the facts and circumstances then existing with respect to the use of the mark in a particular geographical area. To date, there have been no court contests, but the Company has been successful in convincing several manufacturers to refrain from the use of names similar to Alpha Hydrox.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

     The information set forth under "Management Discussion and Analysis of Financial Condition and Results of Operations - Market Risks" of the Annual Report hereby is incorporated by reference into this Report.

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

Item 10.  Directors and Executive Officers of the Registrant.

Item 11.  Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Item 13.  Certain Relationships and Related Transactions.

     For Part III, the information set forth in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 5, 1999, hereby is incorporated by reference into this Report.

                           PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8K.

(a)(1)   Financial Statements:

          Consolidated Statements of Operations
               Years ended December 31, 1998, 1997 and 1996

          Consolidated Balance Sheets
               December 31, 1998 and 1997

          Consolidated Statements of Cash Flows
               Years ended December 31, 1998, 1997 and 1996

          Consolidated Statements of Shareholders' Equity
               Years ended December 31, 1998, 1997 and 1996

          Notes to Consolidated Financial Statements

          Report of Independent Public Accountants

    (2)   Financial Statement Schedules:

          II - Valuation and Qualifying Accounts -
                   Years ended December 31, 1998, 1997 and 1996

     Inasmuch as Registrant is primarily a holding company and all subsidiaries are wholly-owned, only consolidated statements are being filed. Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or notes to the financial statements.

(b)  Reports on Form 8K:

     No report was filed by the Company on Form 8-K during the quarter ended December 31, 1998.

(c)  Exhibits:

Exhibit No.
                                        Document
3.1              Restated Articles of Incorporation, as amended and
                 restated through May 1, 1996, incorporated by reference
                 to Exhibit 3.1 of the Company's Quarterly Report on Form
                 10-Q for the quarterly period ended June 30, 1996.
3.2              Bylaws, as amended through February 27, 1996,
                 incorporated by reference to Exhibit 3.2 of Annual Report
                 on Form 10-K for the year ended December 31, 1995.
4.1              Indenture of Trust (including form of First Mortgage Bond
                 Due 2001) dated July 1, 1994 between Registrant and
                 Norwest Bank Colorado, N.A. as Trustee, incorporated by
                 reference to Exhibit 4.1 of the Company's Quarterly
                 Report on Form 10-Q for the quarterly period ended June
                 30, 1994.
4.2              Combination Deed of Trust, Security Agreement and Fixture
                 Financing Statement, dated July 29, 1994, between the
                 Company, as Grantor, the Public Trustee for the City and
                 County of Denver, Colorado, and Norwest Bank Colorado,
                 N.A. as Beneficiary, incorporated by reference to Exhibit
                 4.2 of the Company's Quarterly Report on Form 10-Q for
                 the quarterly period ended June 30, 1994.
10.1*            Scott's Liquid Gold-Inc. Fourth Amended Health and
                 Accident Plan effective January 1, 1995, incorporated by
                 reference to Exhibit 10.1 of Annual Report on Form 10-K
                 for the year ended December 31, 1994.
10.2*            Amended Key Executive Disability Plan--Scott's Liquid
                 Gold-Inc., incorporated by reference to Exhibit 10.2 of
                 Annual Report on Form 10-K for the year ended December
                 31, 1997.
10.3*            1999 Key Executive Bonus Plan.
10.4*            Indemnification Agreements dated May 6, 1987 between the
                 Registrant and Jerome J. Goldstein, Mark E. Goldstein,
                 Carolyn J. Anderson, and Barry Shepard.  An
                 Indemnification Agreement dated October 2, 1990 between
                 the Registrant and Michael J. Sheets, incorporated by
                 reference to Exhibit 10.5 of Annual Report on Form 10-K
                 for the year ended December 31, 1996.  An Indemnification
                 Agreement dated December 23, 1991 between the Registrant
                 and Dennis H. Field, and two separate Indemnification
                 Agreements dated January 17, 1992 between the Registrant
                 and Michael J. Sheets and Dennis H. Field, incorporated
                 by reference to Exhibit 10.5 of Annual Report on Form 10-
                 K for the year ended December 31, 1997.  Indemnification
                 Agreement dated February 23, 1993 between the Registrant
                 and James F. Keane.
10.5*            Scott's Liquid Gold-Inc. Employee Stock Ownership Plan
                 and Trust Agreement, effective January 1, 1989, and First
                 and Second Amendments thereto, incorporated by reference
                 to Exhibit 10.6 of Annual Report on Form 10-K for the
                 year ended December 31, 1994.
10.6*            Scott's Liquid Gold-Inc. 1993 Stock Option Plan for
                 Outside Directors, incorporated by reference to Exhibit
                 4.7 of the Company's Registration Statement No. 33-63254
                 on Form S-8, filed with the Commission on May 25, 1993.
10.7*            Scott's Liquid Gold-Inc. 1998 Stock Option Plan,
                 incorporated by reference to Exhibit 4.3 of the Company's
                 Registration Statement No. 333-67141, filed with the
                 Commission on November 12, 1998.
13               Portions of 1998 Annual Report to Security Holders.
21               List of Subsidiaries.
23               Consent of Arthur Andersen LLP.
24               Powers of Attorney.
27               Financial Data Schedule.
____________________________________
*Management contract or compensatory plan or arrangement
                              Supporting Schedules



                       Supporting Schedules

Valuation and Qualifying Accounts
Schedule II

Scott's Liquid Gold-Inc. and Subsidiaries

     Column A        Column B    Column C     Column D        Column E
                                 Additions   Deductions
                      Balance        1            2
                        at       Charge to   Charges to      Balance at
    Description      Beginning   Costs and      Other          End of
                     of Period   Expenses     Accounts         Period

Year Ended December
31, 1998
Allowance for
doubtful accounts     $635,700      $43,600         $100 (1)       $679,200

Year Ended December
31, 1997
Allowance for
doubtful accounts     $580,400      $68,000      $12,700 (1)       $635,700

Year Ended December
31, 1996
Allowance for
doubtful accounts     $494,200     $270,900     $184,700 (1)       $580,400

(1) Uncollectible accounts written off, net of recoveries.

Report of Independent Public Accountants

To the Board of Directors and Shareholders of Scott's Liquid Gold-Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Scott's Liquid Gold-Inc.'s 1998 Annual Report incorporated by reference in this Form 10-K, and have issued our report thereon dated January 21, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental
Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Arthur Andersen LLP

Denver, Colorado
January 21, 1999




                                SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:  March 30, 1999.


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


                              By:     /s/ Mark E. Goldstein
                                    Mark E. Goldstein, President
                                    Principal Executive Officer


                              By:     /s/ Barry Shepard
                                    Barry Shepard, Treasurer
                                    Principal Financial Officer


                              By:     /s/ Jeffry B. Johnson
                                    Jeffry B. Johnson, Controller


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:


Date           Name and Title           Signature

March 30, 1999      Carolyn J. Anderson,     )
                    Director                 )
                                             )
March 30, 1999      Mark E. Goldstein,       )
                    Director                 )
                                             )
March 30, 1999      Jerome J. Goldstein,     )     /s/ Barry Shepard
                    Director                 )    Barry Shepard, for himself
                                                  and as Attorney-in-Fact for
                                                  the named directors who
March 30, 1999      Dennis H. Field,         )    together constitute all of the
                    Director                      members of Registrant's Board
                                             )    of Directors
March 30, 1999      James F. Keane,          )
                    Director                 )
                                             )
March 30, 1999      Michael J. Sheets,       )
                    Director                 )
                                             )
March 30, 1999      Barry Shepard,           )
                    Director                 )

                        EXHIBIT INDEX

Exhibit No.
                                  Document
3.1          Restated Articles of Incorporation, as amended and restated
             through May 1, 1996, incorporated by reference to Exhibit
             3.1 of the Company's Quarterly Report on Form 10-Q for the
             quarterly period ended June 30, 1996.
3.2          Bylaws, as amended through February 27, 1996, incorporated by reference to Exhibit 3.2 of Annual Report on Form 10-K
             for the year ended December 31, 1995.
4.1          Indenture of Trust (including form of First Mortgage Bond
             Due 2001) dated July 1, 1994 between Registrant and Norwest
             Bank Colorado, N.A. as Trustee, incorporated by reference to
             Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q
             for the quarterly period ended June 30, 1994.
4.2          Combination Deed of Trust, Security Agreement and Fixture
             Financing Statement, dated July 29, 1994, between the
             Company, as Grantor, the Public Trustee for the City and
             County of Denver, Colorado, and Norwest Bank Colorado, N.A.
             as Beneficiary, incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the
             quarterly period ended June 30, 1994.
10.1*        Scott's Liquid Gold-Inc. Fourth Amended Health and Accident
             Plan effective January 1, 1995, incorporated by reference to
             Exhibit 10.1 of Annual Report on Form 10-K for the year
             ended December 31, 1994.
10.2*        Amended Key Executive Disability Plan--Scott's Liquid
             Gold-Inc., incorporated by reference to Exhibit 10.2 of
             Annual Report on Form 10-K for the year ended December 31,
             1997.
10.3*        1999 Key Executive Bonus Plan.
10.4*        Indemnification Agreements dated May 6, 1987 between the
             Registrant and Jerome J. Goldstein, Mark E. Goldstein,
             Carolyn J. Anderson, and Barry Shepard.  An Indemnification
             Agreement dated October 2, 1990 between the Registrant and
             Michael J. Sheets, incorporated by reference to Exhibit 10.5 of Annual Report on Form 10-K for the year ended December
             31, 1996.  An Indemnification Agreement dated December 23,
             1991 between the Registrant and Dennis H. Field, and two
             separate Indemnification Agreements dated January 17, 1992 between the Registrant and Michael J. Sheets and Dennis H.
             Field, incorporated by reference to Exhibit 10.5 of Annual
             Report on Form 10-K for the year ended December 31, 1997.
             Indemnification Agreement dated February 23, 1993 between
             the Registrant and James F. Keane.
10.5*        Scott's Liquid Gold-Inc. Employee Stock Ownership Plan and
             Trust Agreement, effective January 1, 1989, and First and
             Second Amendments thereto, incorporated by reference to
             Exhibit 10.6 of Annual Report on Form 10-K for the year
             ended December 31, 1994.
10.6*        Scott's Liquid Gold-Inc. 1993 Stock Option Plan for Outside
             Directors, incorporated by reference to Exhibit 4.7 of the
             Company's Registration Statement No. 33-63254 on Form S-8,
             filed with the Commission on May 25, 1993.
10.7*        Scott's Liquid Gold-Inc. 1998 Stock Option Plan,
             incorporated by reference to Exhibit 4.3 of the Company's
             Registration Statement No. 333-67141, filed with the
             Commission on November 12, 1998..
13           Portions of 1998 Annual Report to Security Holders.
21           List of Subsidiaries.
23           Consent of Arthur Andersen LLP.
24           Powers of Attorney.
27           Financial Data Schedule
___________
___________
__________
*Management
contract or
compensator
y plan or
arrangement