Form 10-Q
period 1999-03-31
SCOTTS LIQUID GOLD INC
filed 1999-05-03
CIK 88000

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q


            QUARTERLY REPORT UNDER SECTION 13 OF THE
                SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED
                         March 31, 1999


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

                    YES X        NO  ____


     The Registrant had 10,103,100 common shares, $0.10 par value, its only class of common stock, issued and outstanding on April 30, 1999.


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Statements of
Operations (Unaudited)


                                       Three Months Ended
                                              March 31,
                                      1999               1998
                                   ---------            -------
Revenues :
Net sales                          $10,089,100            $12,557,00
Other income                           203,700               194,300

                                    10,292,800            12,751,300


Costs and Expenses:
Cost of sales                         3,400,700            3,860,300

Advertising                           4,707,100            6,094,100
Selling                               1,943,300            2,302,300
General and administrative            1,259,900            1,799,800
Interest                                301,100              300,400

                                     11,612,100           14,356,900

Loss before income taxes             (1,319,300)          (1,605,600)
Income tax expense (benefit)           (488,100)            (594,200)

Net loss                              ($831,200)        ($1,011,400)

Net loss per common  share (Note 3)      ($0.08)             ($0.10)


Diluted net loss per common  share       ($0.08)             ($0.10)
(Note 3)

Weighted average number of common     10,103,100          10,092,400
shares outstanding

Diluted weighted average number of    10,103,100          10,092,400
common shares outstanding

See Notes to Consolidated Financial Statements

ASSETS
                                              1999          1998
Current assets:
Cash and cash                      $      3,650,000     $5,421,400
equivalents
Trade  receivables                        3,019,200      1,976,500
(Note 2)
Other receivables                         1,917,600      1,818,900

Inventories:
Finished goods                            1,653,200      1,739,100

Raw materials                             1,730,300      1,450,600

Prepaid expenses                            323,100        383,700

Deferred  tax  asset                        752,000        752,000

Total current assets                     13,045,400     13,542,200

Property, plant and
equipment at cost                        26,926,600     26,833,000

Less accumulated                          8,818,700      8,608,700
depreciation

                                         18,107,900     18,224,300

Other assets                                 83,500        105,100
                                         ----------     ----------
                                   $     31,236,800   $ 31,871,600


LIABILITIES AND SHAREHOLDERS' EQUITY

                                        1999             1998
Current liabilities:
Notes payable                          $     69,300     $        --

Accounts payable                          3,126,400       2,815,000

Accrued expenses                          1,847,800       1,787,000

Current maturities of                     1,000,000       1,000,000
long-term debt
                                          6,043,500       5,602,000
Total current
liabilities                               6,735,500       6,980,600
Long-term debt
                                          1,175,000       1,175,000
Deferred income taxes

                                         13,954,000      13,757,600
Shareholders' equity
(Note 3):
Common stock                              1,010,300       1,010,300

Capital in excess of par                  4,829,500       4,829,500

Retained earnings                        11,443,000      12,274,200

Shareholders' equity                     17,282,800      18,114,000

                                        $31,236,800     $31,871,600

Consolidated  Statements of Cash  Flows (Unaudited)

                                                     Three Months Ended
                                                          March 31,
Cash flows from                                     1999          1998
operating  activities:

Net loss                                    $   (831,200)    $ (1,011,400)
Adjustments to reconcile net loss
to net cash provided (used) by
 operating  activities:
Depreciation and amortization                   356,200           295,000


Provision for doubtful accountsreceivable        43,900            43,900

Change in assets and liabilities:
Accounts and other receivables               (1,185,300)        1,637,800

Inventory                                      (193,800)           79,200
Prepaid expenses                                (54,800)          189,300
Accounts payable and accrued                    372,200          (575,300)
expenses

Total adjustments to net loss                  (661,600)        1,669,900

Net Cash Provided (Used) by
Operating Activities                         (1,492,800)          658,500


Cash flows from investing activities:

Purchase of property,plant &                   (102,800)          (68,500)
equipment

Net Cash Used by Investing                     (102,800)          (68,500)
Activities


Cash flows from financing  activities:

Proceeds from exercise of stock                       -             5,000
options

Proceeds from short-term borrowings              110,500                -

Principal payments on short-term                 (41,200)               -
borrowings

Increase in bond sinking fund                   (245,100)        (342,100)

Dividends paid                                         -       (1,009,200)

Net Cash Used by Financing                      (175,800)      (1,356,500)
Activities

Net Decrease in Cash and Cash                 (1,771,400)        (766,500)
Equivalents

Cash and Cash Equivalents,                     5,421,400        8,201,900
beginning of period

Cash and Cash Equivalents, end of            $ 3,650,000       $7,435,400
period

Supplemental disclosures:

Cash paid during the period for:
Interest                                     $   289,300       $  303,900

Income taxes                                 $       200       $1,719,600

See Notes to Consolidated Financial Statements.


Notes to Consolidated Financial Statements (Unaudited)

Note 1.

In the opinion of management, the financial information in this report reflects all adjustments necessary for a fair presentation of the results for the interim periods.

Note 2.

Allowance for doubtful accounts at March 31,1999 and December 31, 1998 were $723,500 and $679,200 respectively.

Note 3.

Per share data was determined by using the weighted average number of common shares outstanding. Common equivalent shares are considered only for diluted earnings per share, unless considered anti- dilutive (as in 1999 and 1998). As of March 31, 1999 and 1998, the Company had 893,300
and 925,500 stock options outstanding respectively.

A reconciliation of the weighted average number of common shares outstanding follows:

                                                             1999       1998
Common shares outstanding,
beginning of the year                                  10,103,100  10,089,400

Stock options exercised                                         -       3,000
                                                       -----------   ---------

Weighted average number of
common shares outstanding                              10,103,100  10,092,400

Diluted weighted average
number of common shares                                10,103,100   10,092,400
outstanding

At March 31, 1999 there were authorized 50,000,000 shares of the Company's $.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series.

Note 4.
The following provides information on the Company's segments for the three months ended March 31, 1999 and 1998.

                                   1999        1998

                                Household    Skin Care    Household   Skin Care
                                 Products    Products      Products   Products

Net sales to external customers 3,321,200  6,767,900      $4,400,900  $8,156,100

Income (loss) before profit
sharing, bonuses and
income taxes                      623,800 (1,943,100)     (1,418,000)   (135,400)


The following is a reconciliation of segment information to consolidated information for the three months ended 1999 and 1998:

                                               1999             1998

Net sales to external                       $ 10,089,100     $12,557,000
customers
Other income                                     203,700         194,300

Consolidated revenues                       $ 10,292,800     $12,751,300

Loss before profit sharing, bonuses and
income taxes for
reportable segments                         $ (1,319,300)    $(1,553,400)
Corporate activities                                   -         (52,200)

Consolidated loss before income taxes         (1,319,300)     (1,605,600)                              $            $


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation


                              Results of Operations
                 Summary of Results as a Percentage of Net Sales

                                              Three Months
                          Year Ended             Ended
                          31-Dec-98           March 31, 1999
                          (Audited         1999          1998

Net Sales
Scott's Liquid
Gold
household                 36.7%              32.9%        35.0%
products

Neoteric                  63.3%              67.1%        65.0%
Cosmetics

Total net sales          100.0%             100.0%       100.0%

Cost of sales             33.4%              33.7%        30.7%
Gross profit              66.6%              66.3%        69.3%
Other revenue              1.5%               2.0%         1.5%
                                             68.3%        70.8%
                          68.1%
Operating expenses        76.3%              78.4%        81.2%

Interest                   3.0%               3.0%         2.4%
                          81.4%              83.6%        79.3%
Loss before              (11.2%)            (13.1%)      (12.8%)
income taxes

                        Three Months Ended March 31,1999
                  Compared to Three Months Ended March 30,1998

Consolidated net sales for the first quarter of 1999 were $10,089,100 vs.
$12,557,000 for the first three months of 1998, a decrease of $2,467,900 or about 19.7%. Average selling prices for the first three months of 1999 were up slightly (by $140,700) over those of the comparable period of 1998, prices of household products being up by $211,200 (about 75% of which related to Touch of Scent and 25% to Liquid Gold), while average selling prices of skin care products were down by $70,500.

During the first quarter of 1999, net sales of skin care products accounted for 67.1% of consolidated net sales compared to 65% for the same quarter of 1998.
Net sales of these products for those periods were $6,767,900 in 1999 compared to $8,156,100 in 1998, a decrease of $1,388,200 or 17.0%. Almost all of that sales decrease resulted from reduced unit sales of the Company's line of alpha hydroxy acid products and other skin care products related to that line. The
Company attributes that reduction to the maturation of the alpha hydroxy acid category and to the proliferation of non-alpha hydroxy acid products, including those of the Company, whose skin care claims are similar to those made by producers of alpha hydroxy acid products. Were it not for the recent introduction by the Company of certain new skin care products, its sales for the first quarter of 1999 compared to those of the same period of 1998 would have been lower by an additional $2.1 million. Information available to the Company indicates that most producers of alpha hydroxy acid skin care products are experiencing decreases in sales of those products. During the third and fourth quarters of 1998, the Company's subsidiary, Neoteric Cosmetics, Inc., introduced two new lines of skin care products. One, the Belleza Latina line, is designed for the Hispanic market, and the second, Alpha Hydrox Retinol Night ResQ, is a retinol-based product currently manufactured for Neoteric Cosmetics by a third party. Additionally, during the first quarter of 1999, the Company introduced
(and began to ship) a new line of skin care products designed to aid persons with diabetes to cope with cuts, bruises, and dry skin problems.

Sales of household products for the first quarter of 1999 accounted for 32.9% of consolidated net sales compared to 35% for the same period of 1998. These products are comprised of "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener. During the quarter ended March 31, 1999, sales of household products were $3,321,200 compared to $4,400,900 for the same quarter of 1998, a decrease of $1,079,700, or 24.5%. Sales of "Scott's Liquid Gold" for wood were down by $748,600, a decrease of 24.4%, which was a result of decreased television advertising during the first quarter of 1999 compared to 1998, while sales of "Touch of Scent" were down by $331,100 or 24.8%. As noted in previous reports to shareholders, efforts in recent years to revitalize Touch of Scent have produced less than satisfactory results.

On a consolidated basis, cost of goods sold was $3,400,700 during the first three months of 1999 compared to $3,860,300 for the same period of 1998, a decrease of $459,600 (11.9%, but on a decrease in sales of 19.7%). As a percentage of consolidated net sales for the first quarter of 1999, cost of goods sold was 33.7% compared to 30.7% in 1998, an increase of less than 10% which was essentially due to spreading on-going (fixed) manufacturing costs over lower unit production in the first quarter of 1999 than in 1998.

Advertising expenses for the first three months of 1999 were $4,707,100 compared to $6,094,100 for the comparable quarter of 1998, a decrease of $1,387,000 or 22.8%. Advertising expenses applicable to household products decreased by $1,575,200 (78.0%) during the first quarter of 1999, whereas, advertising expenses for Alpha Hydrox products increased for the comparative three month period by $188,200 (4.6%). With respect to advertising expenses for household products, the amount expended to advertise Scott's Liquid Gold for wood decreased by $1,766,700, while expenditures to advertise Touch of Scent increased by $191,500. Advertising expenses during the second quarter of 1999 are expected to approximate those of the first quarter.

Regardless of year to year or quarter to quarter changes in such expenditures, the Company has made clear in previous reports that, as a matter of sound business judgment, it must continue to advertise aggressively whenever it is fiscally responsible to do so because (i) the markets for skin care products, furniture polish, and air fresheners are highly competitive and, accordingly, the Company's brand names, particularly Alpha Hydrox and Scott's Liquid Gold, need to be kept in front of the consuming public; and (ii) television advertising currently is the best option available to the Company in its on-going attempt to increase the sales levels of its cosmetic and household products. Sustaining the Company's advertising program is highly dependent upon sales of its skin care products.

Selling expenses for the first quarter of 1999 were $1,943,300 compared to $2,302,300 for the comparable three months of 1998, a decrease of $359,000 or 15.6%. That decrease was comprised of a decrease of $211,200 in brokerage commissions and freight (which vary with sales volume), a decrease in couponing costs and slotting allowances of $197,800, a decrease in travel expenses of $44,800 and a net decrease in a variety of other expenses, none of which, by itself, was material, of $19,500; all offset by an increase in depreciation and amortization of $114,300, all of which pertained to a license agreement regarding the Company's retinol product.

Administrative expenses for the first three months of 1999 were $1,259,900 compared to $1,799,800 for the comparable period of 1998, a decrease of $539,900 or 30%. Such decrease was attributable to the recovery, through insurance, of $550,000 in legal and professional fees which were expensed in prior periods, offset by net increases in other administrative expenses, none of which, by itself, was material, of $10,100.

Interest expense for the first quarter of 1999 was $301,100, approximately equal to an expense of $300,400 for the comparable quarter of 1998. Other income for the three months ended March 31, 1999 was $203,700 compared to $194,300 for the same period of 1998, an increase of 4.8%. Other income essentially consists of interest earned on the Company's cash reserves and on its bond sinking fund.

During the first quarter of 1999 and of 1998, expenditures for research and development were not material (under 2% of revenues).

The Company has now experienced five consecutive loss quarters. Based upon year-to-date sales, including sales for April of 1999, management believes that the Company will most likely report a loss for 1999. The loss is anticipated to result primarily from decreases in sales of alpha hydroxy acid and related products and from on-going expenses which include advertising of the Company's product lines and fixed operating costs and expenses. Despite this potential loss, the Company expects its available cash and cash flows from operating activities will fund the next twelve months cash requirements.

Liquidity and Capital Resources

On July 29, 1994, the Company consummated a $12 million bond issuance to finance the expansion of the Company's Denver facilities. Interest on the $12 million bond issue is payable semi-annually beginning on January 1, 1995 at the rate of 10% per annum. (The January 1, 1999 interest payment was made in a timely manner, as were all other required payments. There is no reason to believe that the interest payment due on July 1, 1999 will not be made in conformity with the Bond Indenture.) A sinking fund payment of $1 million is required annually.
Sinking fund payments for 1995 through 1998 were made as required. Currently, the Company is voluntarily paying $183,300 each month to the Trustee to cover future interest and sinking fund payments. The Trustee, at the Company's request, holds such moneys in accounts to which the Company has no access.

During the first quarter of 1999, the Company's working capital decreased by $938,300, and concomitantly, its current ratio (current assets divided by current liabilities) decreased from 2.4:1 at December 31, 1998 to 2.2:1 at March
31, 1999. This decrease in working capital is attributable to a net loss in the first three months of 1999 of $831,200, and a reduction in long-term debt of $245,100, both offset by depreciation in excess of capital additions of $116,400 and a decrease in other assets of $21,600. At March 31, 1999, the ratio of consolidated funded debt to consolidated net worth was .39:1.

At March 31, 1999, trade accounts receivable were $1,042,700 greater than at year end, largely because sales in March of 1999 were greater than those of December of 1998. Subsequent to March 31, 1999, the Company received approximately $1,500,000 for the income tax receivable from 1998 which is included in other receivables.

Legal Proceedings

The Company's Annual Reports from 1996 forward describe a patent infringement suit filed against Neoteric Cosmetics, Inc. (and others) in May of 1996 in the United States District Court for the District of Delaware by TriStrata
Technology, Inc. Neoteric Cosmetics is a wholly owned subsidiary of the Company which manufactures and sells skin care products under the name Alpha Hydrox. The plaintiff in the lawsuit, among other things, alleges that Neoteric Cosmetics contributes to and/or induces infringement of patents owned by the plaintiff by promoting and selling Neoteric skin care products for the purpose of visibly reducing a human skin wrinkle and/or fine lines. In 1995, after the issuance of one of the patents involved in the lawsuit, the Company changed its advertising and packaging to remove references to wrinkles and fine lines. Certain defendants in this lawsuit, including the Company, are cooperating with one another in matters of common interest to defend against this action. A hearing was held in November of 1998 at which the plaintiff and the defendants were given the opportunity to present their interpretations regarding the scope of plaintiff's patents. Although the Company had expected an early Court ruling in this matter, none has come down as of this date.

 On July 24, 1998, a jury unanimously found in favor of Scott's Liquid Gold-
Inc., Neoteric Cosmetics, Inc., and the Company's Chairman, Jerome J. Goldstein, in a lawsuit filed in the United States District Court for the District of Colorado by Leslee Brooks (a daughter of Mr. Goldstein), her husband, Dr. Norman
Brooks (a California dermatologist), and a related corporation. The lawsuit involved a claim for compensation relating to Alpha Hydrox products. The jury found that there was no liability as to each claim of the plaintiffs. The plaintiffs had asked the jury to award $21 million at the trial. Subsequent to the plaintiffs' filing of an appeal in this case, in January 1999, the defendants, including the Company, paid $225,000 to the plaintiffs in a final settlement of this litigation. Following such settlement, the Company's
Directors and Officers Liability insurer paid the Company $550,000 in final settlement of the Company's claims under its insurance policy.

Year 2000 ("Y2K") Issues

The Company has in process a corporate-wide program to address Year 2000 (also known as "Y2K") issues.

With respect to its central computer, changes to the Company's programs over the last several years have fully prepared the Company and its subsidiaries to process data in the forthcoming millennium. With regard to PC's (personal computers) used throughout the Company for various purposes, the Company's central computer is armed with emulation software so that a PC used to enter any information into that computer is treated as if it were a "dumb" terminal.
Therefore, whether or not the PC is Y2K compliant is moot. The Company is in the process of acquiring new UPS/RPS software for installation during the second quarter of 1999.

The Company notes that any Y2K issues which may affect it will be caused either
(1) by a lack of preparedness on the part of companies with whom the Company does business, including customers, or (2) by some unforeseen circumstance which prevents the Company from completing, prior to January 1, 2000, its part of necessary Electronic Data Interchange ("EDI") re-documentation to maintain existing connections with customers and to establish future EDI connections with other customers. Approximately 80% of dollar sales volume derives from orders sent to the Company via EDI. The Company considers the scenario set forth in
(2) above to be unlikely in that the Company already has on hand the additional manpower capable of performing the necessary documentation functions. The
Company expects the cooperation of its customers in completing all required re-documentation. Even if there is non-compliance on the part of certain customers, the Company has developed software to convert a non-compliant EDI version submitted by a customer after January 1, 2000 by re-mapping it to comply with the new (4010), generally accepted version, and, thereafter, supplying whatever special documentation may be required by the Company's customer.

Excluding an upgrade of the Company's central computer which would have taken place as a matter of routine, the Company's incremental costs for handling Y2K issues have been approximately $100,000 in 1998 and will probably exceed that amount in 1999, especially if the services of other EDP personnel are required to address such issues next year. Y2K issues are discussed in more detail in the Company's 1998 Annual Report to Shareholders.

Forward-Looking Statements

This report may contain "forward-looking statements" within the meaning of U.S.
federal securities laws. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and the Company's performance inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of the Company's products in the marketplace; the degree of success of any new product or product line introduction by the Company; competitive factors; the need for effective advertising of the Company's products; limited resources available for such advertising; new competitive products and/or technological changes;
dependence upon third party vendors and upon sales to major customers; changes in the regulation of the Company's products, including applicable environmental regulations; adverse developments in pending litigation; the loss of any executive officer; Year 2000 issues; and other matters discussed in the Company's periodic filings with the Securities and Exchange Commission.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to changes in financial and commodity market prices and rates were reported in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which incorporated by reference "Management
Discussion and Analysis of Financial Condition and Results of Operation - Market
Risks" in the Company's 1998 Annual Report to shareholders. There has been no change in these market risks since the end of the 1998 year.

PART II   OTHER INFORMATION

Item 1.        Legal Proceedings

Please see "Legal Proceedings" in Item 2 of Part I of this Report which information is incorporated herein by this reference. Each of the two legal proceedins described in that Item have been previously reported in the Company's
Annual Report on Form 10-K for the year ended December 31, 1998.

Item 2.        Not Applicable

Item 3.        Not Applicable

Item 4.        Not Applicable

Item 5.        Not Applicable

Item 6.        Exhibits and Reports on Form 8-K

          The following Reports were filed by the Company on Form 8-K during the First Quarter of 1999:

          a.   A current report on Form 8-K dated January 21, 1999 reporting an event under Item 5, Other Events.


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SCOTT'S LIQUID GOLD-INC.


April 30, 1999              BY:    _________________________________
Date                                         Mark E. Goldstein, President



April 30, 1999              BY:    _________________________________
Date                                                 Barry Shepard, Treasurer
                   Principal Financial Officer


