Form 10-Q
period 1999-06-30
SCOTTS LIQUID GOLD INC
filed 1999-08-10
CIK 88000

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q


            QUARTERLY REPORT UNDER SECTION 13 OF THE
                SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED
                         June 30, 1999


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

                    YES X       NO  ____


     The Registrant had 10,103,100 common shares, $0.10 par value, its only class of common stock, issued and outstanding on July 30, 1999.

PART I.   FINANCIAL INFORMATION

Item 1.        Financial Statements

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

                                                 Three Months                    Six Months
                                                Ended June 30,                 Ended June 30,
                                            1999              1998           1999            1998

Revenues:
  Net sales                            $8,003,900      $10,019,100     $18,093,000    $22,576,100
  Other income                            233,100          152,000         436,800        346,300
                                      -----------      -----------     -----------     ----------
                                        8,237,000       10,171,100      18,529,800     22,922,400

Costs and Expenses:
  Cost of sales                         2,904,900        3,273,800       6,305,600      7,134,100
  Advertising                           3,429,000        4,755,300       8,136,100     10,849,400
  Selling                               1,759,700        2,190,100       3,703,000      4,492,400
  General and administrative            1,687,700        1,799,900       2,947,600      3,599,700
  Interest                                300,000          300,300         601,100        600,700
                                      -----------      -----------     -----------     -----------
                                       10,081,300       12,319,400      21,693,400     26,676,300
                                      -----------      -----------     -----------     -----------
Loss before income taxes               (1,844,300)      (2,148,300)     (3,163,600)    (3,753,900)
Income tax expense (benefit)             (475,000)        (794,800)       (963,100)    (1,389,000)
                                       -----------     -----------      -----------     -----------
Net loss                              $(1,369,300)     $(1,353,500)    $(2,200,500)   $(2,364,900)
                                         ========         ========        ========        ========

Net  loss per common  share (Note 3)       $(0.14)          $(0.13)         $(0.22)        $(0.23)
                                       ===========      ===========     ===========     ===========
Diluted net loss per common
  share (Note 3)                           $(0.14)          $(0.13)         $(0.22)        $(0.23)
                                       ===========      ===========     ===========      ==========
Weighted average number
 of common shares outstanding          10,103,100       10,097,400      10,103,100     10,097,400
Diluted weighted average
 number of common shares outstanding   10,103,100       10,097,400      10,103,100     10,097,400

See Notes to Consolidated Financial Statements


Consolidated Balance Sheets (Unaudited)
June 30, 1999 and December 31,1998

ASSETS
                                                              1999            1998
                                                         ---------       ---------
Current assets:
  Cash and cash equivalents                             $3,992,200      $5,421,400
  Trade receivables (Note 2)                               923,000       1,976,500
  Other receivables                                      1,017,300       1,818,900
  Inventories:
    Finished goods                                       1,793,400       1,739,100
    Raw materials                                        1,907,500       1,450,600
  Prepaid expenses                                          41,000         383,700
  Deferred tax assets                                      752,000         752,000
                                                        ----------      ----------
        Total current assets                            10,426,400      13,542,200

Property, plant and equipment
   at cost                                              26,975,800      26,833,000
     Less accumulated depreciation                       9,037,900       8,608,700
                                                        ----------      ----------
                                                        17,937,900      18,224,300
Other assets                                                61,900         105,100
                                                        ----------      ----------
                                                       $28,426,200     $31,871,600
                                                        ==========      ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------
                                                              1999            1998
                                                         ---------       ---------
Current liabilities:
  Notes payable                                         $   38,400     $        --
  Accounts payable                                       1,996,400       2,815,000
  Accrued expenses                                       1,995,200       1,787,000
  Current maturities of long-term debt                   1,000,000       1,000,000
                                                        ----------      ----------
  Total current liabilities                              5,030,000       5,602,000
Long-term debt                                           6,307,700       6,980,600
Deferred income taxes                                    1,175,000       1,175,000
                                                        ----------      ----------
                                                        12,512,700      13,757,600
                                                        ----------      ----------
Shareholders' equity (Note 3):
  Common stock                                           1,010,300       1,010,300
  Capital in excess of par                               4,829,500       4,829,500
  Retained earnings                                     10,073,700      12,274,200
                                                        ----------      ----------
        Shareholders' equity                            15,913,500      18,114,000
                                                        ----------      ----------
                                                       $28,426,200     $31,871,600

See Notes to Consolidated Financial Statements

Scott's Liquid Gold-Inc. & Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                                                           Six Months Ended
                                                                                June 30,
                                                              -----------------------------------
                                                                       1999                  1998
Cash flows from operating activities:
 Net loss                                                       $(2,200,500)          $(2,364,900)

 Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
   Depreciation and amortization                                    712,400               590,100
   Provision for doubtful accounts receivable                        87,800                87,800
   Change in assets and liabilities:
    Receivables                                                    1,767,300            2,545,100
    Inventories                                                     (511,200)             138,300
    Prepaid expenses                                                 111,900              133,700
    Accounts payable and accrued expenses                           (610,400)          (1,073,000)
                                                                      ------               ------
      Total adjustments to net loss                                1,557,800            2,422,000
                                                                      ------                -----
      Net Cash Provided (Used)  by Operating Activities             (642,700)              57,100
                                                                       -----               -----

Cash flows from investing activities:
 Purchase of property,plant & equipment                             (152,000)            (135,900)
                                                                      ------               ------
      Net Cash Used by Investing Activities                         (152,000)            (135,900)
                                                                      ------               ------
Cash flows from financing activities:
 Proceeds from exercise of stock options                                   -               13,200
 Proceeds from short-term borrowings                                 110,500                    -
 Principal payments on short-term borrowings                         (72,100)                   -
 Principal payments on long-term borrowings                                -              (20,600)
 Increase in bond sinking fund                                      (672,900)            (522,400)
 Dividends paid                                                            -           (1,009,200)
                                                                      ------               ------
      Net Cash Used by Financing Activities                         (634,500)          (1,539,000)
                                                                      ------               ------
      Net Decrease in Cash and Cash Equivalents                   (1,429,200)          (1,617,800)

      Cash and Cash Equivalents, beginning of period               5,421,400            8,201,900
                                                                      ------               ------
      Cash and Cash Equivalents, end of period                    $3,992,200           $6,584,100
                                                                      ======               ======

Supplemental disclosures:

 Cash paid during the period for:
  Interest                                                        $  592,700           $  593,000
  Income taxes                                                    $    2,400           $1,719,600

                        See Notes to Consolidated Financial Statements


Notes to Consolidated Financial
Statements (Unaudited)

Note 1.
   In the opinion of management, the financial information in this report reflects all adjustments necessary for a fair presentation of the results for the interim periods.

Note 2.
   Allowance for doubtful accounts at June 30,1999 and December 31, 1998 were $744,700 and $679,200 respectively.

Note 3.
   Per share data was determined by using the weighted average number of common shares outstanding. Common equivalent shares are considered only for diluted earnings per share, unless considered anti-dilutive (as in 1999 and 1998). As of June 30, 1999 and 1998, the Company had 893,300 and 925,500 stock options outstanding respectively.

   A reconciliation of the weighted average number of common shares outstanding follows:

                                Three Months Ended June 30,             Six Months Ended June 30,
                                      1999            1998                  1999            1998
Common shares outstanding,
   beginning of the period      10,103,100      10,092,400            10,103,100      10,089,400
ESOP shares contributed                  -               -                     -               -
Stock options exercised                  -           5,000                     -           8,000
Weighted average number of
   common shares outstanding    10,103,100      10,097,400            10,103,100      10,097,400

Diluted weighted average number of
  common shares outstanding     10,103,100      10,097,400            10,103,100      10,097,400

   At June 30, 1999, there were authorized 50,000,000 shares of the Company's $.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series.

Note 4.
    The following provides information on the Company's segments for the three and six months ended June 30, 1999 and 1998:

                                                           Three Months Ended June 30,
                                                    1999                            1998
                                         Household       Skin Care       Household       Skin Care
                                          Products        Products        Products        Products

Net sales to external customers         $3,098,600      $4,905,300      $3,712,500      $6,306,600
Income (loss) before income taxes          232,800      (2,077,100)     (1,119,900)       (996,100)

                                                             Six Months Ended June 30,
                                                    1999                            1998
                                         Household       Skin Care       Household       Skin Care
                                          Products        Products        Products        Products

Net sales to external customers         $6,419,800      $11,673,200     $8,113,400      $14,462,700
Income (loss) before income taxes          856,600       (4,020,200)    (2,537,900)      (1,131,500)

    The following is a reconciliation of segment information to consolidated information for the three and six months ended June 30, 1999 and 1998:


                                      Three Months Ended June 30,        Six Months Ended June 30,
                                        1999              1998            1999               1998

Net sales to external customers   $8,003,900        $10,019,100    $18,093,000        $22,576,100
Other income                         233,100            152,000        436,800            346,300
Consolidated revenues             $8,237,000        $10,171,100    $18,529,800        $22,922,400

Loss before income taxes
  for reportable segments        $(1,844,300)       $(2,116,000)   $(3,163,600)       $(3,669,400)
Corporate activities                       -            (32,300)             -            (84,500)

Consolidated loss before
  income taxes                   $(1,844,300)       $(2,148,300)   $(3,163,600)       $(3,753,900)

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation

                              Results of Operations
                 Summary of Results as a Percentage of Net Sales

                                Year Ended
                                December 31,           Six Months Ended
                                   1998                     June 30,
                                (Audited)              1999         1998
Net sales
 Scott's Liquid Gold
     household products            36.7%              35.5%         35.9%
 Neoteric Cosmetics                63.3%              64.5%         64.1%
Total net sales                   100.0%             100.0%        100.0%
Cost of sales                      33.4%              34.9%         31.6%
Gross profit                       66.6%              65.1%         68.4%
Other revenue                       1.5%               2.4%          1.5%
                                   68.1%              67.5%         69.9%
Operating expenses                 76.3%              81.7%         83.9%
Interest                            3.0%               3.3%          2.6%
                                   79.3%              85.0%         86.5%
Loss
before income taxes             (11.2 %)             (17.5%)       (16.6%)

                          Six Months Ended June 30,1999
                    Compared to Six Months Ended June 30,1998

Consolidated net sales for the first half of 1999 were $18,093,000 vs. $22,576,100 for the first six months of 1998, a decrease of $4,483,100 or about 19.9%. Average selling prices for the first half of 1999 were nearly identical to those of the comparable period of 1998, although prices of household products were up by $359,400 (about 75% of which related to Touch of Scent and 25% to Liquid Gold), while average selling prices of skin care products were down by $386,100.

During the first half of 1999, net sales of skin care products accounted for 64.5% of consolidated net sales compared to 64.1% for the first six months of 1998. Net sales of these products for those periods were $11,673,200 in 1999 compared to $14,462,700 in 1998, a decrease of $2,789,500 or 19.3%. Almost all of that sales decrease resulted from reduced unit sales of the Company's line of alpha hydroxy acid products and other skin care products related to that line. The Company attributes that reduction to the maturation of the alpha hydroxy acid category and to the proliferation of non-alpha hydroxy acid products, including those of the Company, whose skin care claims are similar to those made by producers of alpha hydroxy acid products. Available information indicates that sales of alpha hydroxy acid skin care products have been relatively flat over the past several months, with some companies, including ours, experiencing decreases in sales of those products while other companies enjoyed increases in such sales.

During the second half of 1998, the Company's subsidiary, Neoteric Cosmetics, Inc., introduced two new lines of skin care products. One, the Belleza Latina line, is designed for the Hispanic market, and the second, Alpha Hydrox Retinol Night ResQ, is a retinol-based product currently manufactured for Neoteric Cosmetics by a third party. Additionally, during the first quarter of 1999, the Company introduced (and began to ship) a new line of skin care products designed to aid persons with diabetes to cope with cuts, bruises and dry skin problems. Were it not for the introduction by the Company of the foregoing new skin care products, sales for the first half of 1999 compared to those of the same period of 1998 would have been lower by an additional $3.5 million.

Sales of household products for the first half of 1999 accounted for 35.5% of consolidated net sales compared to 35.9% for the same period of 1998. These products are comprised of "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener. During the first half of 1999, sales of household products were $6,419,800 compared to $8,113,400 for the same six months of 1998, a decrease of $1,693,600, or 20.9%. Sales of "Scott's Liquid Gold" for wood were down by $1,114,200, a decrease of 19.8%, which management believes was a result of decreased television advertising during the first half of 1999 compared to 1998, while sales of "Touch of Scent" were down by $579,400 or 23.2%. As noted in previous reports to shareholders, efforts in recent years to revitalize Touch of Scent have produced less than satisfactory results.

On a consolidated basis, cost of goods sold was $6,305,600 during the first six months of 1999 compared to $7,134,100 for the same period of 1998, a decrease of $828,500 (11.6%, but on a decrease in sales of 19.9%). As a percentage of consolidated net sales for the first half of 1999, cost of goods sold was 34.9% compared to 31.6% in 1998, an increase of about 11%, generally attributable to spreading on-going (fixed) manufacturing costs over lower unit production in the first half of 1999 than in the first half of 1998.

Advertising expenses for the first half of 1999 were $8,136,100 compared to $10,849,400 for the comparable period of 1998, a decrease of $2,713,300 or 25.0%. Compared to the first six months of 1998, advertising expenses applicable to household products decreased by $2,941,300 (84.6%), whereas, advertising expenses for Alpha Hydrox products, including the new Retinol Night ResQ product, increased by $228,000 (3.1%). With respect to household products, the amount expended to advertise Scott's Liquid Gold for wood decreased by $3,048,300 while expenditures to advertise Touch of Scent increased by $107,000. Advertising expenses during the third quarter of 1999 are expected to be significantly lower than those of the second quarter.

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

Selling expenses for the six months ended June 30,1999 were $3,703,000 compared to $4,492,400 for the comparable six months of 1998, a decrease of $789,400 or 17.6%. That decrease was comprised of a decrease of $426,300 in brokerage commissions and freight (which vary with sales volume), a decrease in couponing costs and slotting allowances of $269,600, a decrease in the cost of promotional merchandise of $103,000, in telephone expense of $81,000, in travel expenses of $59,000 and a net decrease in a variety of other expenses, none of which, by itself, was material, of $79,100; all offset by an increase in depreciation and amortization of $228,600, all of which pertained to a license agreement regarding the Company's retinol product.

Administrative expenses for the first six months of 1999 were $2,947,600 compared to $3,599,700 for the comparable period of 1998, a decrease of $652,100 or 18%. Such decrease was attributable to the recovery, through insurance, of $550,000 in legal and professional fees which were expensed in prior periods, a decrease in depreciation expense of $78,000, and net decreases in other administrative expenses, none of which, by itself, was material, of $24,100.

Interest expense for the first half of 1999 was $601,100, approximately equal to an expense of $600,700 for the first half of 1998. Other income for the six months ended June 30, 1999 was $436,800 compared to $346,300 for the same period of 1998, an increase of 26.1%. Other income essentially consists of interest earned on the Company's cash reserves and on its bond sinking fund.

During the first six months of 1999 and of 1998, expenditures for research and development were not material (under 2% of revenues).

The Company has now experienced six consecutive loss quarters. Irrespective of certain remedial steps being taken by the Company, as are described in the President's letter contained in this Report, management believes that the Company will most likely report a loss for 1999. The loss is anticipated to result primarily from decreases in sales of alpha hydroxy acid and related products, from advertising of the Company's product lines during the first half of 1999, and from on-going (fixed) operating costs and expenses. Despite this potential loss, the Company expects its available cash and cash flows from operating activities will fund the next twelve months cash requirements.


                    Three Months Ended June 30,1999
                Compared to Three Months Ended June 30,1998

Consolidated net sales for the second quarter of 1999 were $8,003,900 vs. $10,019,100 for the comparable quarter of 1998, a decrease of $2,015,200 or about 20.1%. Average selling prices for the second quarter of 1999 were lower by $167,400 than those of the comparable period of 1998, although prices of household products were up by $148,200 (about 75% of which related to Touch of Scent and 25% to Liquid Gold), while average selling prices of skin care products were down by $315,600.

During the second quarter of 1999, net sales of skin care products accounted for 61.3% of consolidated net sales compared to 62.9% for the second quarter 1998. Net sales of these products for those periods were $4,905,300 in 1999 compared to $6,306,600 in 1998, a decrease of $1,401,300 or 22.2%. Almost all of that sales decrease resulted from reduced unit sales of the Company's line of alpha hydroxy acid products and other skin care products related to that line. The Company attributes that reduction to the maturation of the alpha hydroxy acid category and to the proliferation of non-alpha hydroxy acid products, including those of the Company, whose skin care claims are similar to those made by producers of alpha hydroxy acid products. Please see the discussion above for the first half of 1999 for additional information regarding sales of alpha hydroxy acid products.

During the second half of 1998, the Company's subsidiary, Neoteric Cosmetics, Inc., introduced two new lines of skin care products. One, the Belleza Latina line, is designed for the Hispanic market, and the second, Alpha Hydrox Retinol Night ResQ, is a retinol-based product currently manufactured for Neoteric Cosmetics by a third party. Additionally, during the first quarter of 1999, the Company introduced (and began to ship) a new line of skin care products designed to aid persons with diabetes to cope with cuts, bruises and dry skin problems. Were it not for the recent introduction by the Company of certain new skin care products, sales for the second quarter of 1999 compared to those of the same period of 1998 would have been lower by an additional $1,425,000.

Sales of household products for the second quarter of 1999 accounted for 38.7% of consolidated net sales compared to 37.1% for the same period of 1998. These products are comprised of "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener. During the second quarter of 1999, sales of household products were $3,098,600 compared to $3,712,500 for the same three months of 1998, a decrease of $613,900, or 16.5%. Sales of "Scott's Liquid Gold" for wood were down by $365,600, a decrease of 14.3%, which management believes was a result of decreased television advertising during the second three months of 1999 compared to 1998, while sales of "Touch of Scent" were down by $248,300 or 21.4%. As noted in previous reports to shareholders, efforts in recent years to revitalize Touch of Scent have produced less than satisfactory results.

On a consolidated basis, cost of goods sold was $2,904,900 during the second quarter of 1999 compared to $3,273,800 for the same period of 1998, a decrease of $368,900 (11.3%, but on a decrease in sales of 20.1%). As a percentage of consolidated net sales for the second quarter of 1999, cost of goods sold was 36.3% compared to 32.7% in 1998, an increase of about 11.3%, generally attributable to spreading on-going (fixed) manufacturing costs over lower unit production in the second quarter of 1999 than in the second quarter of 1998.

Advertising expenses for the second three months of 1999 were $3,429,000 compared to $4,755,300 for the comparable period of 1998, a decrease of $1,326,300 or 27.9%. Compared to the second quarter of 1998, advertising expenses applicable to household products decreased by $1,366,100 (93.8%), whereas, advertising expenses for Alpha Hydrox products increased by $39,800 (1.2%). With respect to household products, the amount expended to advertise Scott's Liquid Gold for wood decreased by $1,281,600 while expenditures to advertise Touch of Scent decreased by $84,500. Advertising expenses during the third quarter of 1999 are expected to be significantly lower than those of the second quarter.

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

Selling expenses for the three months ended June 30,1999 were $1,759,700 compared to $2,190,100 for the comparable three months of 1998, a decrease of $430,400 or 19.7%. That decrease was comprised of a decrease of $215,100 in brokerage commissions and freight (which vary with sales volume), a decrease in couponing costs and slotting allowances of $71,800, a decrease in the cost of promotional merchandise of $109,100, a decrease in telephone expense of $66,300, a decrease in salaries and fringe benefits of $26,700, and a net decrease in a variety of other expenses, none of which, by itself, was material, of $55,700; all offset by an increase in depreciation and amortization of $114,300, all of which pertained to a license agreement regarding the Company's retinol product.

Administrative expenses for the second quarter of 1999 were $1,687,700 compared to $1,799,900 for the comparable period of 1998, a decrease of $112,200 or 6.2%. Such decrease was attributable to a decrease of $47,700 in legal and professional fees, a decrease in salaries and fringe benefits of $38,800, a decrease in depreciation expense of $39,000, and net increases in other administrative expenses, none of which, by itself, was material, of $13,300.

Interest expense for the second quarter of 1999 was $300,000, approximately equal to an expense of $300,300 for the second three months of 1998. Other income for the three months ended June 30, 1999 was $233,100 compared to $152,000 for the same period of 1998, an increase of 81,100 or 53.4%. Other income essentially consists of interest earned on the Company's cash reserves and on its bond sinking fund.

During the second quarter of 1999 and of 1998, expenditures for research and development were not material (under 2% of revenues).

Liquidity and Capital Resources

On July 29, 1994, the Company consummated a $12 million bond issuance to finance the expansion of the Company's Denver facilities. Interest on the $12 million bond issue is payable semi-annually beginning on January 1, 1995 at the rate of 10% per annum. (The January 1 and July 1, 1999 interest payments were made in a timely manner. There is no reason to believe that the interest payment due on January 1, 2000 will not be made in conformity with the Bond Indenture.) A sinking fund payment of $1 million is required annually. Sinking fund payments for 1995 through 1998 were made as required. Currently, the Company is voluntarily paying $183,300 each month to the Trustee to cover future interest and sinking fund payments. The Trustee, at the Company's request, holds such moneys in accounts to which the Company has no access.

Should the Company's bonds remain outstanding through their maturity on July 1, 2001, the Company will then be required to pay $6 million to redeem its bonds in addition to the $6 million it expects to have accumulated in the sinking fund at that time. To date, in anticipation of improved operating results, which, by no means is a certainty, the Company has postponed the pursuit of capital to refund any or all of its bond debt or to increase the Company's capitalization through borrowings or other means. The Company has no significant capital expenditures planned for the balance of 1999 and expects that its available cash and cash flows from operating activities will fund the Company's cash requirements through the end of 1999 and into the year 2000.

During the first half of 1999, the Company's working capital decreased by $2,543,800, and concomitantly, its current ratio (current assets divided by current liabilities) decreased from 2.4:1 at December 31, 1998 to 2.1:1 at June 30, 1999. This decrease in working capital is attributable to a net loss in the first six months of 1999 of $2,200,500 and a reduction in long-term debt of $672,900, both offset by depreciation in excess of capital additions of $286,400 and a decrease in other assets of $43,200. At June 30, 1999, the ratio of consolidated funded debt to consolidated net worth was .4:1.

At June 30, 1999, trade accounts receivable were lower by $1,053,500 than at the end of last year, largely because sales of June 1999 were more than $1 million less than those of December of 1998. Other receivables were lower at June 30, 1999 than they were at December 31, 1998 by $801,600 due to the receipt by the Company of a federal income tax refund for 1998, offset by the recording of an estimated income tax refund based upon operating results for the first six months of 1999.

Legal Proceedings

The Company's Annual Reports from 1996 forward describe a patent infringement suit filed against Neoteric Cosmetics, Inc. (and others) in May of 1996 in the United States District Court for the District of Delaware by TriStrata Technology, Inc. Neoteric Cosmetics is a wholly owned subsidiary of the Company which manufactures and sells skin care products under the name Alpha Hydrox. The plaintiff in the lawsuit, among other things, alleges that Neoteric Cosmetics contributes to and/or induces infringement of patents owned by the plaintiff by promoting and selling Neoteric skin care products for the purpose of visibly reducing a human skin wrinkle and/or fine lines. In 1995, after the issuance of one of the patents involved in the lawsuit, the Company changed its advertising and packaging to remove references to wrinkles and fine lines. Certain defendants in this lawsuit, including the Company, are cooperating with one another in matters of common interest to defend against this action.
A hearing was held in November of 1998 at which the plaintiff and the defendants were given the opportunity to present their interpretations regarding the scope of plaintiff's patents. In late July, 1999, the Court issued a decision which construed broadly the plaintiff's patent claims. The Company continues to believe that it has not induced or contributed to the infringement of the plaintiff's patents. The Company also believes that the Court's recent decision makes more relevant prior uses of alpha hydroxy acid for treating aging skin, including wrinkles, and reinforces the Company's view that the plaintiff's patents are invalid. The Company will continue to mount a vigorous defense in this case.

Year 2000 ("Y2K") Issues

The Company has in process a corporate-wide program to address Year 2000 (also known as "Y2K") issues.

With respect to its central computer, changes to the Company's programs over the last several years have fully prepared the Company and its subsidiaries to process data in the forthcoming millenium. During the third quarter of 1999, the Company plans to use a second computer, smaller than its central computer, to test all of its preparations over the past several years in anticipation of Y2K. With regard to PC's (personal computers) used throughout the Company for various purposes, the Company's central computer is armed with emulation software so that a PC used to enter any information into that computer is treated as if it were a "dumb" terminal. Therefore, whether or not the PC is Y2K compliant is moot. During the second quarter of 1999, the Company acquired and installed new UPS/RPS software that the Company believes to be Year 2000 compliant.

The Company believes that any Y2K issues which may affect it will be caused either (1) by a lack of preparedness on the part of companies with whom the Company does business, including customers, or (2) by some unforeseen circumstance which prevents the Company from completing, prior to January 1, 2000, its part of necessary Electronic Data Interchange re-documentation to maintain existing connections with customers and to establish future EDI connections with other customers. Approximately 80% of dollar sales volume derives from orders sent to the Company via EDI. The Company considers the scenario set forth in (2) above to be unlikely in that the Company already has on hand the additional manpower capable of performing the necessary documentation functions. The Company expects the cooperation of its customers in completing all required re-documentation. Even if there is non-compliance on the part of certain customers, the Company has developed software to convert a non-compliant EDI version submitted by a customer after January 1, 2000 by re-mapping it to comply with the new (4010), generally accepted version, and, thereafter, supplying whatever special documentation may be required by the Company's customer.

Excluding an upgrade of the Company's central computer which would have taken place as a matter of routine, the Company's incremental costs for handling Y2K issues have been approximately $100,000 in 1998 and will probably exceed that amount in 1999, especially if the services of other EDP personnel are required to address such issues. Y2K issues are discussed in more detail in the Company's 1998 Annual Report to Shareholders.

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


PART II   OTHER INFORMATION

Item 1.        Legal Proceedings

Please see "Legal Proceedings" in Item 2 of Part I of this Report which information is incorporated herein by this reference. The legal proceeding described in that Item has been previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Item 2.        Not Applicable

Item 3.        Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          On May 5, 1999, the Company held its 1999 Annual Meeting of Shareholders. At that meeting, the seven existing directors were nominated and re-elected as directors of the Company. These seven persons constitute all members of the Board of Directors of the Company. These directors and the votes for and withheld for each of them were as follows:

                                   For              Withheld
          Jerome J. Goldstein      8,756,868        347,144
          Mark E. Goldstein        8,787,081        316,931
          Carolyn J. Anderson      8,792,081        311,981
          Barry Shepard            8,790,281        313,731
          Dennis H. Field          8,789,981        314,031
          James F. Keane           8,791,981        312,031
          Michael J. Sheets        8,790,981        313,031

          In addition, at the 1999 Annual Meeting, the Company's shareholders approved and ratified the Company's 1998 Stock Option Plan. The votes at the 1999 Annual Meeting with respect to such Plan were as follows:

          For         Against      Abstain   Broker Non-Votes

          8,493,776   558,862      51,374         -0-

Item 5.        Not Applicable

Item 6.        Exhibits and Reports on Form 8-K

          There were no Reports were filed by the Company on Form 8-K during the Second Quarter of 1999.



                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SCOTT'S LIQUID GOLD-INC.


August 3, 1999               BY:    _________________________________
Date                               Mark E. Goldstein, President


August 3, 1999               BY:    _________________________________
Date                               Barry Shepard, Treasurer
                                   Principal Financial Officer