Form 10-Q
period 1999-09-30
SCOTTS LIQUID GOLD INC
filed 1999-11-10
CIK 88000

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q


            QUARTERLY REPORT UNDER SECTION 13 OF THE
                SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED
                       SEPTEMBER 30, 1999


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

                    YES X        NO  ____


     The Registrant had 10,116,700 common shares, $0.10 par value, its only class of common stock, issued and outstanding on October 20, 1999.


PART I.   FINANCIAL INFORMATION

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

                                             Three Months                    Nine Months
                                          Ended September 30,             Ended September 30,
                                         1999           1998             1999            1998
                                      ---------       ---------       ---------       ---------
Revenues:
  Net sales                          $8,639,600      $9,240,200      $26,732,600    31,816,300
  Other income                           95,900         197,800          532,700       544,100
                                      -----------     -----------     -----------     -----------
                                      8,735,500       9,438,000       27,265,300    32,360,400

Costs and Expenses:
  Cost of sales                       3,017,400       3,292,000       9,323,000      10,426,100
  Advertising                         1,930,500       2,662,500      10,066,600      13,511,900
  Selling                             1,736,800       1,871,300       5,439,800       6,363,700
  General and administrative          1,405,100       1,855,900       4,352,700       5,455,600
  Interest                              302,800         300,200         903,900         900,900
                                      -----------     -----------     -----------     -----------
                                      8,392,600       9,981,900      30,086,000      36,658,200
                                      -----------     -----------     -----------     -----------
Income (loss) before income taxes       342,900        (543,900)     (2,820,700)     (4,297,800)
Income tax expense (benefit)            116,600        (201,300)       (846,500)     (1,590,300)
                                      -----------     -----------     -----------     -----------

Net income (loss)                       226,300        (342,600)     (1,974,200)     (2,707,500)
                                      ===========     ===========     ===========     ===========

Net  income (loss)
  per common  share (Note 3)              $0.02          $(0.03)         $(0.20)         $(0.27)
                                       =========       =========       =========       =========
Diluted net income (loss)
  per common share (Note 3)               $0.02          $(0.03)         $(0.20)         $(0.27)
                                      =========       =========       =========       =========
Weighted average number of
  common shares outstanding          10,103,100      10,103,100      10,103,100      10,103,100
Diluted weighted average
  number of common shares
  outstanding                        10,116,700      10,103,100      10,103,100      10,103,100

 See Notes to Consolidated Financial Statements





Consolidated Balance Sheets (Unaudited)
September 30, 1999 and December 31,1998

ASSETS
                                     1999           1998
                                  ---------       ---------
Current assets:
  Cash                          $4,563,800      $5,421,400
  Trade  receivables (Note 2)    1,978,400       1,976,500
  Other receivables                904,100       1,818,900
  Inventories:
    Finished goods               1,251,800       1,739,100
    Raw materials                1,636,800       1,450,600
  Prepaid expenses                 161,600         507,400
  Deferred  tax  asset             752,000         752,000
                                   ----------      ----------
Total current assets            11,248,500      13,665,900

Property, plant and equipment
   at cost                      27,091,900      26,833,000
Less accumulated depreciation    9,266,500       8,608,700
                                ----------      ----------
                                17,825,400      18,224,300

Other assets                        40,300         105,100
                                  ----------      ----------
                               $29,114,200     $31,995,300
                                ==========      ==========

                         See Notes to Consolidated Financial Statements


LIABILITIES AND SHAREHOLDERS' EQUITY

                                             1999            1998
                                          ---------       ---------
Current liabilities:
       Notes payable                       $10,300         $     -
        Accounts payable                 2,412,000       2,815,000
        Accrued expenses                 2,432,600       1,910,700
Current maturities of long-term debt     1,000,000       1,000,000
                                         ----------      ----------
Total current liabilities                5,854,900       5,725,700
        Long-term debt                   5,944,500       6,980,600
        Deferred income taxes            1,175,000       1,175,000
                                         ----------      ----------
                                        12,974,400      13,881,300
                                        ----------      ----------

Shareholders' equity (Note 3):
        Common stock                     1,010,300       1,010,300
        Capital in excess of par         4,829,500       4,829,500
        Retained earnings               10,300,000      12,274,200
                                        ----------      ----------
Shareholders' equity                    16,139,800      18,114,000
                                       ----------      ----------
                                       $29,114,200     $31,995,300
                                        ==========      ==========


Consolidated Statements of Cash Flows (Unaudited)

                                                    Nine Months Ended September 30,
                                                   -------------------------------
Increase (Decrease) in Cash and Cash Equivalents          1999             1998
                                                        ---------       ----------
Cash flows from operating activities:
 Net loss                                            $(1,974,200)    $(2,707,500)

 Adjustments to reconcile net loss to net cash
  provided by operating activities:
 Depreciation and amortization                         1,039,500         891,600
 Provision for doubtful accounts receivable              131,600         131,600
 Change in assets and liabilities:
    Receivables                                          781,300         237,900
    Inventories                                          301,100          10,100
    Prepaid expenses                                      38,100         136,900
    Accounts payable and accrued expenses                118,900         321,100
                                                         ---------       ------
 Total adjustments to net loss                         2,410,500       1,729,200
                                                         ---------       ------
 Net Cash Provided (Used) by Operating Activities        436,300        (978,300)
                                                         ---------       ------

Cash flows from investing activities:
 Purchase of property,plant & equipment                 (268,100)       (179,200)
                                                         ---------       ------
      Net Cash Used by Investing Activities             (268,100)       (179,200)
                                                         ---------       ------

Cash flows from financing activities:
 Proceeds from exercise of stock options                       -          22,700
 Proceeds from short-term borrowings                     110,500               -
 Principal payments on short-term borrowings            (100,200)              -
 Principal payments on long-term borrowings                    -         (31,000)
 Increase in bond sinking fund                        (1,036,100)       (884,300)
 Dividends paid                                                -      (1,009,200)
                                                         ---------       ------
Net Cash Used by Financing Activities                 (1,025,800)     (1,901,800)
                                                         ---------       ------
Net Decrease in Cash and Cash Equivalents               (857,600)     (3,059,300)
Cash and Cash Equivalents, beginning of period         5,421,400       8,201,900
                                                        ---------         ------
Cash and Cash Equivalents, end of period              $4,563,800      $5,142,600
                                                           ======         ======

Supplemental disclosures:
   Cash paid during the period for:
     Interest                                           $897,800        $911,200
     Income taxes                                         $2,400      $1,719,600

See Notes to Consolidated Financial Statements




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.

In the opinion of management, the financial information in this report reflects all all adjustments necessary for a fair presentation of the results for the interim periods.

Certain reclassifications have been made in the 1998 Consolidated Financial Statements to conform to the classifications used in the current year.


Note 2.

Allowance for doubtful accounts at September 30,1999 and December 31, 1998 were $779,200 and $679,200 respectively.


Note 3.

Per share data was determined by using the weighted average number of common shares outstanding. Common equivalent shares are considered for diluted earnings per share only, unless considered anti-dilutive, as in the three months ended September 30, 1998 and the nine months ended September 30, 1999 and 1998.
Common equivalent shares, determined using the treasury stock method, result from stock options with exercise prices that are below the average market price of the common stock. As of September 30, 1999 and 1998, the Company had 893,300 and 925,500 stock options outstanding respectively.

A reconciliation of the weighted average number of common shares outstanding follows:

                                Three Months Ended              Nine Months Ended
                                   September 30,                   September 30,
                                1999            1998            1999           1998
Common shares outstanding,
 beginning of period      10,103,100      10,097,400      10,103,100      10,089,400
ESOP shares contributed            -               -               -               -
Stock options exercised            -           5,700               -          13,700
Weighted average number
 of common shares
 outstanding              10,103,100      10,103,100      10,103,100      10,103,100
Incremental common
 equivalent shares            13,600               -               -               -
Diluted weighted average
 number of common shares
 outstanding              10,116,700      10,103,100      10,103,100      10,103,100

At September 30, 1998 there were authorized 50,000,000 shares of the Company's $.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series.


Note 4.

The following provides information on the Company's segments for the three and nine months ended September 30, 1999 and 1998:

                                                 Three Months Ended September 30,
                                          1999                            1998
                                Household       Skin Care       Household       Skin Care
                                Products        Products        Products        Products

Net sales to external
  customers                     $3,179,700      $5,459,900      $3,267,400      $5,972,800

Income (loss) before
  income taxes                     415,600         (72,700)        (19,800)       (461,900)

                                                   Nine Months Ended September 30,
                                          1999                            1998
                                Household       Skin Care       Household       Skin Care
                                Products        Products        Products        Products

Net sales to external
  customers                     $9,599,500     $17,133,100     $11,380,800     $20,435,500

Income (loss) before
  income taxes                   1,272,200      (4,092,900)     (2,557,700)     (1,593,400)

The following is a reconciliation of segment information to consolidated information for the three and six months ended June 30, 1999 and 1998:

                                    Three Months Ended September 30,        Nine Months Ended September 30,
                                          1999           1998                     1999           1998
Net sales to external customers      $8,639,600      $9,240,200             $26,732,600     $31,816,300
Other income                             95,900         197,800                 532,700         544,100

Consolidated revenues                $8,735,500      $9,438,000             $27,265,300     $32,360,400

Loss before profit sharing,
  bonuses and income taxes
  for reportable segments              $342,900       $(481,700)            $(2,820,700)    $(4,151,100)
Corporate activities                          -         (62,200)                      -        (146,700)

Consolidated loss
  before income taxes                  $342,900       $(543,900)            $(2,820,700)    $(4,297,800)



Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operation


Summary of Results as a Percentage of Net Sales

                         Year Ended        Nine Months
                         December 31,          Ended
                             1998          September 30,
                           (Audited)     1999      1998
Net sales
Scott's Liquid Gold
  household products           36.7%     35.9%     35.8%
Neoteric Cosmetics             63.3%     64.1%     64.2%
Total net sales               100.0%    100.0%    100.0%

Cost of sales                  33.4%     34.9%     32.8%
Gross profit                   66.6%     65.1%     67.2%
Other revenue                   1.5%      2.0%      1.7%
                               68.1%     67.1%     68.9%

Operating expenses             76.3%     74.3%     79.6%
Interest                        3.0%      3.4%      2.8%
                               79.3%     77.7%     82.4%

Loss before income taxes      (11.2%)   (10.6%)   (13.5%)

Nine Months Ended September 30,1999
Compared to Nine Months Ended
September 30,1998

Consolidated net sales for the first three quarters of 1999 were $26,732,600 vs $31,816,300 for the first nine months of 1998, a decrease of $5,083,700 or about 16.0%. Average selling prices for the three quarters ended September 30, 1999 were nearly identical to those of the comparable period of 1998, although prices of household products were up by $537,300 (about $331,700 of which related to Touch of Scent and $205,600 to Liquid Gold), while average selling prices of skincare products were down by $334,700.

During the first nine months of 1999, net sales of skincare products accounted for 64.1% of consolidated net sales compared to 64.2% for the comparable period of 1998. Net sales of these products for those periods were $17,133,100 in 1999 compared to $20,435,500 in 1998, a decrease of $3,302,400 or 16.1%. As noted above, a small portion of that decrease resulted from a decrease in average selling prices. The balance of the sales decrease resulted from reduced unit sales of the Company's alpha hydroxy acid and other related skincare products, a decrease which was partially offset by sales of the Company's more recently introduced product lines. The Company attributes its decrease in sales of skincare products to the maturation of the alpha hydroxy acid category, to the Company's dedication, through the third quarter of 1999, of its advertising dollars to its retinol product (to the detriment of its alpha hydroxy acid products), and to the proliferation in the industry of retinol and other skincare products, some of which make claims similar to those of producers of skincare products which contain alpha hydroxy acids. Although some brands of alpha hydroxy acid skincare products experienced an increase over the last several months, available information indicates that sales of all brands of such products have been relatively flat during that time.

During the second half of 1998, the Company's subsidiary, Neoteric Cosmetics,Inc., introduced two new lines of skincare products. One, the Belleza Latina line, is designed for the Hispanic market, and the second, Alpha Hydrox Retinol Night ResQ, is a retinol-based product currently manufactured for Neoteric Cosmetics by a third party. Additionally, during the first quarter of 1999, the Company introduced (and began to ship) a new line of skincare products designed to aid persons with diabetes to cope with cuts, bruises and dry skin problems. Were it not for the introduction by the Company of the foregoing new skincare products, sales for the first nine months of 1999 compared to those of the same period of 1998 would have been lower by an additional $4.2 million.

Sales of household products for the first nine months of 1999 accounted for 35.9% of consolidated net sales compared to 35.8% for the same period of 1998. These products are comprised of "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener. For the first three quarters of 1999, sales of household products were $9,599,500 compared to $11,380,800 for the same period of 1998, a decrease of $1,781,300 or 15.7%. Sales of "Scott's Liquid Gold" for wood were down by $870,300, a decrease of 11.5%, which management believes was a result of decreased television advertising during 1999 compared to 1998, while sales of "Touch of Scent" were down by $911,000 or 23.9%. As noted in previous reports to shareholders, efforts in recent years to revitalize Touch of Scent have produced less than satisfactory results.

On a consolidated basis, cost of goods sold was $9,323,000 during the first three quarters of 1999 compared to $10,426,100 for the same period of 1998, a decrease of $1,103,100 (10.6%, but on a decrease in sales of 16.0%). As a percentage of consolidated net sales for 1999 through September, cost of goods sold was 34.9% compared to 32.8% in 1998, mostly due to the need to spread factory overhead over lower unit production in 1999 than in 1998.

Advertising expenses for the first three quarters of 1999 were $10,066,600 compared to $13,511,900 for the comparable period of 1998, a decrease of $3,445,300 or 25.5%. Compared to the first nine months of 1998, advertising expenses applicable to household products decreased by $2,989,300 (83.4%), while advertising expenses for Alpha Hydrox products, including the new Retinol Night ResQ product, decreased by $456,000 (4.6%). With respect to household products, the amount expended to advertise Scott's Liquid Gold for wood decreased by $3,107,900 while expenditures to advertise Touch of Scent increased by $118,600. Advertising expenses during the fourth quarter of 1999 are expected to be lower than those of the third quarter.

Regardless of year to year or quarter to quarter changes in advertising expenditures, the Company has made clear in previous reports that, as a matter of sound business judgment, it must continue to advertise aggressively whenever it is fiscally responsible to do so because (i) the markets for skincare products, furniture polish, and air fresheners are highly competitive and, accordingly, the Company's brand names, particularly Alpha Hydrox and Scott's Liquid Gold, need to be kept in front of the consuming public; and (ii) television advertising currently is the best option available to the Company in its on-going attempt to increase the sales levels of its cosmetic and household products. Sustaining the Company's advertising program is highly dependent upon sales of its skincare products.

Selling expenses for the nine months ended September 30, 1999 were $5,439,800 compared to $6,363,700 for the comparable nine months of 1998, a decrease of $923,900 or 14.5%. That decrease was comprised of reduced brokerage commissions and freight expense (which vary with sales volume) of $472,100, a reduction (a part of the Company's cost reduction program) in field salaries and fringe benefits of $101,500, a decrease in couponing costs and slotting allowances of $88,200, a decrease in the cost of promotional merchandise of $202,300, in telephone expense of $94,500, in travel expenses of $119,500 and a net decrease in a variety of other expenses, none of which, by itself, was material, of $73,300; all offset by an increase in depreciation and amortization of $227,500 most of which pertained to a license agreement regarding the Company's retinol product.

Administrative expenses for the first nine months of 1999 were $4,352,700 compared to $5,455,600 for the comparable period of 1998, a decrease of $1,102,900 or 20.2%. Such decrease was attributable to the 1999 recovery, through insurance, of $550,000 in legal and professional fees which were expensed in prior periods, a decrease in other legal expenses of $372,600, a reduction in salaries and fringe benefits of $76,500 (also a part of the Company's cost reduction program), a decrease in depreciation expense of $110,500, all offset by net increases in other administrative expenses, none of which, by itself, was material, of $6,700.

Interest expense for the first three quarters of 1999 was $903,900 approximately equal to an expense of $900,900 for the first nine months of 1998. Other income for the nine months ended September 30, 1999 was $532,700 compared to $544,100 for the same period of 1998. Other income essentially consists of interest earned on the Company's cash reserves and on its bond sinking fund.

During the first three quarters of 1999 and of 1998, expenditures for research and development were not material (under 2% of revenues).

Irrespective of the Company's return to profitability during the quarter just ended, management expects that the Company will report a loss for 1999. The loss is anticipated to result primarily from decreases in sales of alpha hydroxy acid and related products, from extensive advertising of the Company's product lines during the first half of 1999, and from on-going (fixed) operating costs and expenses. Despite this potential loss, the Company expects its available cash and cash flows from operating activities will fund the next twelve months cash requirements.

Three Months Ended September 30,1999
Compared to Three Months Ended
September 30,1998

Consolidated net sales for the third quarter of 1999 were $8,639,600 vs. $9,240,200 for the comparable quarter of 1998, a decrease of $600,600 or about 6.5%. Average selling prices for the third quarter of 1999 were higher by $229,300 than those of the comparable period of 1998, with prices of household products up by $177,900 (about 67% of which related to Touch of Scent and 33% to Liquid Gold), while average selling prices of skincare products were up by $51,400.

During the third quarter of 1999, net sales of skincare products accounted for 63.2% of consolidated net sales compared to 64.6% for the third quarter of 1998. Net sales of these products for those periods were $5,459,900 in 1999 compared to $5,972,800 in 1998, a decrease of $512,900 or 8.6%. The Company attributes its decrease in sales of skincare products to the maturation of the alpha hydroxy acid skincare category, to the Company's dedication, through the third quarter of 1999, of its advertising dollars to its retinol product (to the detriment of its alpha hydroxy acid products), and to the proliferation in the industry of retinol and other skincare products, some of which make claims similar to those of producers of skincare products which contain alpha hydroxy acids. Please see the discussion above for the first nine months of 1999 regarding sales of alpha hydroxy acid products.

During the second half of 1998, the Company's subsidiary, Neoteric Cosmetics, Inc., introduced two new lines of skincare products. One, the Belleza Latina line, is designed for the Hispanic market, and the second, Alpha Hydrox Retinol Night ResQ, is a retinol-based product currently manufactured for Neoteric Cosmetics by a third party. Additionally, during the first quarter of 1999, the Company introduced (and began to ship) a new line of skincare products designed to aid persons with diabetes to cope with cuts, bruises and dry skin problems. Were it not for the recent introduction by the Company of certain new skincare products, sales for the third quarter of 1999 compared to those of the same period of 1998 would have been lower by an additional $700,000.

Sales of household products for the third quarter of 1999 accounted for 36.8% of consolidated net sales compared to 35.4% for the same period of 1998. These products are comprised of "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener. During the third quarter of 1999, sales of household products were $3,179,700 compared to $3,267,400 for the same three months of 1998, a decrease of $87,700 or 2.7%. Sales of "Scott's Liquid Gold" for wood were up by $243,900, an increase of 12.5%, while sales of "Touch of Scent" were down by $331,600 or 25.1%. As noted in previous reports to shareholders, efforts in recent years to revitalize Touch of Scent have produced less than satisfactory results.

On a consolidated basis, cost of goods sold was $3,017,400 during the third quarter of 1999 compared to $3,292,000 for the same quarter of 1998, a decrease of $274,600 (8.3%, which was close to the sales decrease of 6.5% for the quarter). As a percentage of consolidated net sales for the third quarter of 1999, cost of goods sold was 34.9% compared to 35.6% in 1998, a decrease of about 2.0%.

Advertising expenses for the three months ended September 30, 1999 were $1,930,500 compared to $2,662,500 for the comparable period of 1998, a decrease of $732,000 or 27.5%. Compared to the third quarter of 1998 advertising expenses applicable to household products, decreased by $48,000, whereas advertising expenses for Alpha Hydrox products decreased by $684,000 (about 27.0%). With respect to household products, the amount expended to advertise Scott's Liquid Gold for wood decreased by $59,600 while expenditures to advertise Touch of Scent increased by $11,600. Advertising expenses during the last quarter of 1999 are expected to be significantly lower than those of the most recent quarter.

Regardless of year to year or quarter to quarter changes in such expenditures, the Company has made clear in previous reports that, as a matter of sound business judgment, it must continue to advertise aggressively whenever it is fiscally responsible to do so because (i) the markets for skincare products, furniture polish, and air fresheners are highly competitive and, accordingly, the Company's brand names, particularly Alpha Hydrox and Scott's Liquid Gold, need to be kept in front of the consuming public; and (ii) television advertising currently is the best option available to the Company in its ongoing attempt to increase the sales levels of its cosmetic and household products. Sustaining the Company's advertising program is highly dependent upon sales of its skincare products.

Selling expenses for the three months ended September 30,1999 were $1,736,800 compared to $1,871,300 for the comparable three months of 1998, a decrease of $134,500 or 7.2%. That decrease was comprised of a decrease of $45,800 in brokerage commissions and freight (which vary with sales volume), a decrease in travel expenses of $60,500, a decrease in the cost of promotional merchandise of $99,300, a decrease in telephone expense of $13,500, a decrease in salaries and fringe benefits of $70,400, and a net decrease in a variety of other expenses, none of which, by itself, was material, of $26,400; all offset by an increase in couponing costs and slotting allowances of $181,400.

Administrative expenses for the third quarter of 1999 were $1,405,100 compared to $1,855,900 for the comparable quarter of 1998, a decrease of $450,800 or 24.3%. Such decrease was attributable to a reduction of $347,900 in legal and professional fees, a decrease in salaries and fringe benefits of $79,600, a decrease in depreciation expense of $32,500; all offset by a net increase in other administrative expenses, none of which, by itself, was material, of $9,200.

Interest expense for the third quarter of 1999 was $302,800, approximately the same as it was for the third quarter of 1998. Other income for the three months ended September 30, 1999 was $95,900 compared to $197,800 for the same period of 1998, a decrease of $101,900, or 51.5%. This difference is attributable to an accounting change at the end of the third quarter of 1998 by which interest earned was changed from a cash received basis to an accrual basis. On a year-to date basis (September 30, 1999 and 1998), other income is reported herein on a comparable basis. Other income essentially consists of interest earned on the Company's cash reserves and on its bond sinking fund.

During the third quarter of 1999 and of 1998, expenditures for research and development were not material (under 2% of revenues).

Liquidity and Capital Resources

On July 29, 1994, the Company consummated a $12 million bond issuance to finance the expansion of the Company's Denver facilities. Interest on the $12 million bond issue is payable semi-annually beginning on January 1, 1995 at the rate of 10% per annum. (The January 1 and July 1, 1999 interest payments were made in a timely manner. There is no reason to believe that the interest payment due on January 1, 2000 will not be made in conformity with the Bond Indenture.) A sinking fund payment of $1 million is required annually. Sinking fund payments for 1995 through 1998 were made as required. Due to the Company's voluntary payments to the Trustee for future interest and sinking fund payments, the Sinking Fund balance at September 30, 1999 was greater than the Bond Indenture requires it to be at December 31, 1999. The Company, at its request, has no access to any funds paid to the Trustee in excess of those payments required by the Indenture.

Should the Company's bonds remain outstanding through their maturity on July 1, 2001, the Company will then be required to pay $6 million to redeem its bonds in addition to the $6 million it expects to have accumulated in the sinking fund at that time. As of this date, in anticipation of improved operating results, which are by no means a certainty, the Company has postponed, until early 2000, the pursuit of capital to refund any or all of its bond debt or to increase the Company's capitalization through borrowings or other means. The Company has no significant capital expenditures planned for the balance of 1999 and expects that its available cash and cash flows from operating activities will be adequate to fund the Company's cash requirements for the next twelve months.

During the first three quarters of 1999, the Company's working capital decreased by $2,546,600 and concomitantly, its current ratio (current assets divided by current liabilities) decreased from 2.4:1 at December 31, 1998 to 1.9:1 at September 30, 1999. This decrease in working capital is attributable to a net loss in the first nine months of 1999 of $1,974,200 and a reduction in long-term debt of $1,036,100 both offset by depreciation in excess of capital additions of $398,900 and a decrease in other assets of $64,800. At September 30, 1999, the ratio of consolidated funded debt to consolidated net worth was .37:1.

At September 30, 1999, "Other receivables" were lower than they were at December 31, 1998 by $914,800 primarily due to the receipt by the Company of a federal income tax refund for 1998, offset by the recording of an estimated income tax refund based upon operating results for the first nine months of 1999.

Legal Proceedings

The Company's Annual Reports from 1996 forward describe a patent infringement suit filed against Neoteric Cosmetics, Inc. (and others) in May of 1996 in the United States District Court for the District of Delaware by TriStrata Technology, Inc. Neoteric Cosmetics is a wholly owned subsidiary of the Company which manufactures and sells skincare products under the name Alpha Hydrox. The plaintiff in the lawsuit, among other things, alleges that Neoteric Cosmetics contributes to and/or induces infringement of patents owned by the plaintiff by promoting and selling Neoteric skincare products for the purpose of visibly reducing a human skin wrinkle and/or fine lines. In 1995, after the issuance of one of the patents involved in the lawsuit, the Company changed its advertising and packaging to remove references to wrinkles and fine lines. Certain defendants in this lawsuit, including the Company, are cooperating with one another in matters of common interest to defend against this action. A hearing was held in November of 1998 at which the plaintiff and the defendants were given the opportunity to present their interpretations regarding the scope of plaintiff's patents. In late July, 1999, the Court issued a decision which construed broadly the plaintiff's patent claims. The Company continues to believe that it has not induced or contributed to the infringement of the plaintiff's patents. The Company also believes that the Court's recent decision makes more relevant prior uses of alpha hydroxy acid for treating aging skin, including wrinkles, and reinforces the Company's view that the plaintiff's patents are invalid. The Company will continue to mount a vigorous defense in this case.

Year 2000 ("Y2K") Issues

The Company has previously reported on its progress in implementing a corporate wide program to address Year 2000 (also known as "Y2K") issues. In early October, it reported that its final testing of its Y2K preparedness had been completed and that such testing revealed no problems with the Company's information or operational systems.

With respect to its central computer, changes to the Company's programs over the last several years have fully prepared the Company and its subsidiaries to process data in the forthcoming millennium. During the third quarter of 1999, the Company installed a second computer, smaller than its central computer, to test all of its preparations over the past several years in anticipation of Y2K. All tests, as noted above, were successful. With regard to PC's (personal computers) used throughout the Company for various purposes, the Company's central computer is armed with emulation software so that a PC used to enter any information into that computer is treated as if it were a "dumb" terminal. Therefore, whether or not the PC is Y2K compliant is moot. Also, the Company previously reported that it had acquired and installed new UPS/RPS software that the Company believes to be Year 2000 compliant. The Company believes that any Y2K issues which may affect it will be caused either (1) by a lack of preparedness on the part of companies with whom the Company does business, including customers, or (2) by some unforeseen circumstance which prevents the Company from completing, prior to January 1, 2000, its part of necessary Electronic Data Interchange re-documentation to maintain existing connections with customers and to establish future EDI connections with other customers. Approximately 80% of the Company's dollar sales volume derives from orders sent to the Company via EDI. The Company considers the scenario set forth in (2) above to be unlikely in that the Company already has on hand the additional manpower capable of performing the necessary documentation functions. The Company expects the cooperation of its customers in completing all required re documentation. Even if there is non-compliance on the part of certain customers, the Company has developed software to convert a non-compliant EDI version submitted by a customer after January 1, 2000 by re-mapping it to comply with the new (4010), generally accepted version, and, thereafter, supplying whatever special documentation may be required by the Company's customer. Excluding an upgrade ofthe Company's central computer which would have taken place as a matter of routine, the Company's incremental costs for handling Y2K issues were approximately $100,000 in 1998 and will probably exceed that amount this year, especially if the services of other EDP personnel are required to address such issues. Y2K issues are also discussed in the Company's 1998 Annual Report to Shareholders.

Forward-Looking Statements

This report may contain "forward-looking statements" within the meaning of U.S. federal securities laws. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements and the Company's performance inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of the Company's products in the marketplace; the degree of success of any new product or product line introduction by the Company; competitive factors; the need for effective advertising of the Company's products; limited resources available for such advertising; new competitive products and/or technological changes; dependence upon third party vendors and upon sales to major customers; changes in the regulation of the Company's products, including applicable environmental regulations; adverse developments in pending litigation; the loss of any executive officer; Year 2000 issues; and other matters discussed in the Company's periodic filings with the Securities and Exchange Commission.

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

Item 4         Not Applicable

Item 5.        Not Applicable

Item 6.        Exhibits and Reports on Form 8-K

The following report was filed by the Company on Form 8-K during the third quarter of 1999: A current report on Form 8-K dated August 31, 1999 reporting an event under Item 5, Other Events.


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SCOTT'S LIQUID GOLD-INC.


November 10, 1999               BY:       Mark E. Goldstein, President
Date

November 10, 1999               BY:       Barry Shepard, Treasurer
Date                                      Principal Financial Officer