Form 10-K/A
period 1998-12-31
SCOTTS LIQUID GOLD INC
filed 2000-03-21
CIK 88000

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


                              By:     /s/ Mark E. Goldstein
                                    Mark E. Goldstein, President
                                    Principal Executive Officer


                              By:     /s/ Barry Shepard
                                    Barry Shepard, Treasurer
                                    Principal Financial Officer


                              By:     /s/ Jeffry B. Johnson
                                    Jeffry B. Johnson, Controller


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:


Date           Name and Title           Signature

March 30, 1999      Carolyn J. Anderson,     )
                    Director                 )
                              )
March 30, 1999      Mark E. Goldstein,       )
                    Director                 )
                              )
March 30, 1999      Jerome J. Goldstein,     )     /s/ Barry Shepard
                    Director                 )    Barry Shepard, for himself
                                                  and as Attorney-in-Fact for
                                                  the named directors who
March 30, 1999      Dennis H. Field,         )    together constitute all of the
members of Director
Registrant's Board of
Directors
                                             )
March 30, 1999      James F. Keane,          )
                    Director                 )
                              )
March 30, 1999      Michael J. Sheets,       )
                    Director                 )
                              )
March 30, 1999      Barry Shepard,           )
                    Director                 )



                       [ARTICLE] 5



[PERIOD-TYPE]                   12-MOS
[FISCAL-YEAR-END]                          DEC-31-1998
[PERIOD-END]                               DEC-31-1998
[CASH]                                       5,421,400
[SECURITIES]                                         0
[RECEIVABLES]                                3,795,400
[ALLOWANCES]                                   679,200
[INVENTORY]                                  3,189,700
[CURRENT-ASSETS]                            13,542,200
[PP&E]                                      18,224,300
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                              31,871,600
[CURRENT-LIABILITIES]                        5,602,000
[BONDS]                                     12,000,000
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                     1,010,300
[OTHER-SE]                                  17,103,700
[TOTAL-LIABILITY-AND-EQUITY]                31,871,600
[SALES]                                     40,632,000
[TOTAL-REVENUES]                            41,253,700
[CGS]                                       13,581,900
[TOTAL-COSTS]                               44,585,200
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                           1,201,000
[INCOME-PRETAX]                           ( 4,532,500)
[INCOME-TAX]                              ( 1,758,400)
[INCOME-CONTINUING]                       ( 2,774,100)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                              ( 2,774,100)
[EPS-BASIC]                             (       .27)
[EPS-DILUTED]                             (       .27)