Form 10-K
period 1999-12-31
SCOTTS LIQUID GOLD INC
filed 2000-03-30
CIK 88000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
                               OR

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

          None

Securities registered pursuant to Section 12(g) of the Act:

     $0.10 Par Value Common Stock

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes       X                 No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (? 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of the Registrant's voting stock held as of March 8, 2000, by non-affiliates of the Registrant was $5,776,961. This calculation assumes that certain parties may be affiliates of the Registrant and that, therefore, 5,963,007 shares of voting stock are held by non-affiliates.

     As of March 8, 2000, the Registrant had 10,103,058 shares of its $0.10 par value common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's 1999 Annual Report to shareholders is incorporated by reference in Parts I, II and IV. The Registrant's definitive Proxy Statement for the Annual Meeting of shareholders to be held on May 3, 2000, is incorporated by reference in Part III.

                            SCOTT'S LIQUID GOLD-INC.

                                ANNUAL REPORT ON

                                    FORM 10-K

                        FOR YEAR ENDED DECEMBER 31, 1999


                                     PART I

Item 1.   Business.

     Portions of the 1999 Annual Report to shareholders of Scott's Liquid Gold-Inc. (the "Company" or "Registrant") are attached to this Report as Exhibit 13 and are called in this Report the "Annual Report". The information set forth under the headings "Description of Business" and "Management Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report hereby is incorporated by reference into this Report.

     In the third quarter of 1998, the Company added a retinol product to its skin care products. This product, sold as Alpha Hydrox Retinol Night ResQ, includes microsponge-entrapped retinol. It is manufactured by a third party who is the sole supplier of the product to the Company under a supply and license agreement. The agreement has a term which continues until the earlier of (1) the expiration of the last to expire patent relating to the product or (2) June 9, 2008. The supplier may also terminate the agreement if the Company does not meet minimum purchase requirements.

Item 2.   Properties.

     The information set forth under "Description of Business - Properties," "Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 9 of Notes to Consolidated Financial Statements of the Annual Report hereby is incorporated by reference into this Report.

Item 3.   Legal Proceedings.

     As previously reported, a lawsuit was commenced in May of 1996 against Neoteric Cosmetics, Inc. and others not related to the Company alleging infringement of certain patents. Neoteric Cosmetics is the Company's wholly-owned subsidiary which manufactures and sells skin care products under the name Alpha Hydrox. The lawsuit was brought by TriStrata Technology, Inc. in the United States District Court for the District of Delaware. The plaintiff claims to be the assignee of five patents relating to the use of alpha hydroxy acids to treat or reduce cosmetic conditions, particularly wrinkles or fine lines. Three of the patents were issued in 1995; one issued in 1996; and one, which was issued in 1992, was the subject of a re-examination completed in 1995. The plaintiff in the lawsuit alleges that Neoteric contributes to and/or induces infringement of the patents owned by the plaintiff by selling and promoting Neoteric skin care products for the purpose of visibly reducing a human skin wrinkle and/or fine lines and for the purpose of treating and/or preventing cosmetic conditions and dermatologic disorders of the human skin such as wrinkles and fine lines. The plaintiff requests damages to compensate the plaintiff for any infringement, an injunction against further infringement, and treble damages because of an alleged willful and deliberate nature of infringement. In 1995, after the issuance of one of the patents involved in the lawsuit, the Company changed its advertising and packaging to remove references to wrinkles and fine lines. The Company denies the allegations of the plaintiff, asserts the invalidity of patents, and is mounting a vigorous defense. Certain defendants in this lawsuit, including the Company, are cooperating with one another in matters of common interest to defend against this action. A hearing was held in November of 1998, at which the plaintiff and the defendants were given the opportunity to present their interpretations regarding the scope of plaintiff's patents. In late July of 1999, the Court issued a decision which construed broadly the plaintiff's patent claims. The Company believes that the Court's recent decision makes more relevant prior uses of alpha hydroxy acid for treating aging skin, including wrinkles, and reinforces the Company's view that the plaintiff's patents are invalid. The Company continues to mount a vigorous defense in this case. The Company cannot predict the potential outcome of this lawsuit or the ultimate impact on the Company's financial position or results of operations.

     As previously reported, the Company had been a defendant in an environmental lawsuit brought by the United States Justice Department at the request of the United States Army, alleging contribution by the Company to contamination in a groundwater aquifer underlying a portion of the Rocky Mountain Arsenal. In October of 1996, the Company and the United States, on behalf of the Department of the Army, negotiated a settlement of this dispute. The Settlement Agreement, which admits no wrong doing by the Company and which was approved by the Court on November 6, 1996, required the payment to the United States of $6 million of which $2.4 million was paid at once by the Company's insurers (with an additional $600,000 paid in January of 1997) and $1 million was paid by the Company. The additional $2 million, by the terms of the Agreement, was to be paid by the Company in equal installments of $250,000 over eight years, beginning on October 31, 1997, together with interest approximating the Treasury Bill rate. Due to income tax considerations, the Company decided to liquidate its entire indebtedness to the Army and did so in October of 1997. In December, 1996, the Company filed lawsuits, now pending in the United States District Court for the District of Colorado, against three insurers (which did not participate in the settlement) to recover at least amounts paid to the Army by the Company, plus punitive damages and attorneys' fees. The Company has settlements with all but one of its insurers, and as a result of the insurance settlements in 1996 and 1997, most of the costs incurred to resolve environmental claims relating to the Rocky Mountain Arsenal have been recovered. Claims for recovery of the remainder of the costs are pending against one insurance company.

     The Company has applied for federal registration of the trademark "Alpha Hydrox" with U.S. Patent and Trademark Office. The issuance of this trademark was challenged on the basis that the name of the Company's product is a description of the type of acid used as an ingredient. This challenge was denied by the United States Patent and Trademark Office in 1999. No appeal has been filed. The Company believes that the issuance of this trademark is forthcoming in the near future. Whether or not the federal registration of "Alpha Hydrox" is granted to the Company, the Company claims under common law the exclusive right to use "Alpha Hydrox" as a trademark and to the right to prevent the use by others of confusingly similar marks. The outcome of any such claim, if contested in court, will depend on the facts and circumstances then existing with respect to the use of the mark in a particular geographical area. To date, there have been no court contests, but the Company has been successful in convincing several manufacturers to refrain from the use of names similar to Alpha Hydrox.

Item 4.   Submission of Matters to a Vote of Security Holders.

     Not applicable.

Executive Officers of the Registrant.

  Name of Nominee and            Director      Principal Occupation for
        Position           Age     Since           Last Five Years
     in the Company

Mark E. Goldstein          43      1983     Chairman of the Board of the
(Chairman of the Board,                     Company since February 22,
President and                               2000, President and Chief
Chief Executive Officer)                    Executive Officer since
                                            August, 1990.  From 1982 to
                                            1990, Vice President-
                                            Marketing of the Company.
                                            Employed by the Company since
                                            1978.

Carolyn J. Anderson        61      1974     Executive Vice President
(Executive Vice                             since 1974, Chief Operating
President, Chief                            Officer of the Company since
Operating                                   1982 and Corporate Secretary
Officer and Corporate                       since 1973.  Employed by the
Secretary)                                  Company since 1970.



Jeffrey R. Hinkle          46      2000     Vice President-Marketing of
                                            the Company since February
                                            22, 2000.  From 1995 to
                                            February 2000, Vice President-
                                            Marketing of the Company's
                                            subsidiaries.  Employed by
                                            the Company since 1981.

Barry Shepard              69      1982     Treasurer and Chief Financial
(Treasurer and Chief                        Officer of the Company since
Financial Officer)                          1981 when first employed by
                                            the Company.


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

Item 10.  Directors and Executive Officers of the Registrant.

Item 11.  Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Item 13.  Certain Relationships and Related Transactions.

     For Part III, the information set forth in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 3, 2000, hereby is incorporated by reference into this Report.

                           PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)   Financial Statements:

          Consolidated Statements of Operations -
               Years ended December 31, 1999, 1998 and 1997

          Consolidated Balance Sheets -
               December 31, 1999 and 1998

          Consolidated Statements of Cash Flows -
               Years ended December 31, 1999, 1998 and 1997

          Consolidated Statements of Shareholders' Equity -
               Years ended December 31, 1999, 1998 and 1997

          Notes to Consolidated Financial Statements

          Report of Independent Public Accountants

    (2)   Financial Statement Schedules:

          II - Valuation and Qualifying Accounts -
                   Years ended December 31, 1999, 1998 and 1997

     Inasmuch as Registrant is primarily a holding company and all subsidiaries are wholly-owned, only consolidated statements are being filed. Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or notes to the financial statements.

(b)  Reports on Form 8-K:

     The following report was filed by the Company on Form 8-K during the quarter ended December 31, 1999: A Current Report on Form 8-K dated October 28, 1999, with an event reported under Item 5, Other Events.

(c)  Exhibits:


Exhibit                            Document
No.

3.1 Restated Articles of Incorporation, as amended and restated through May 1, 1996, incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.
3.2    Bylaws, as amended through February 27, 1996.
4.1 Indenture of Trust (including form of First Mortgage Bond Due 2001) dated July 1, 1994, between Registrant and Norwest Bank Colorado, N.A. as Trustee, incorporated by reference to Exhibit 4.1 of the Company's Registration Statement No. 33-76690 on Form S-2, filed with the Commission on July 7, 1994.
4.2 Combination Deed of Trust, Security Agreement and Fixture Financing Statement, dated July 29, 1994, between the Company, as Grantor, the Public Trustee for the City and County of Denver, Colorado, and Norwest Bank Colorado, N.A. as Beneficiary, incorporated by reference to Exhibit 4.2 of the Company's Registration Statement No. 33-76690 on Form S-2, filed with the Commission on July 7, 1994.
10.1* Scott's Liquid Gold-Inc. Fourth Amended Health and Accident Plan effective January 1, 1995.
10.2* Amended Key Executive Disability Plan--Scott's Liquid Gold-Inc., incorporated by reference to Exhibit 10.2 of Annual Report on Form 10-K for the year ended December 31, 1997.
10.3*  2000 Key Executive Bonus Plan.
10.4* Indemnification Agreements dated May 6, 1987, between the Registrant and Mark E. Goldstein, Carolyn J. Anderson, and Barry Shepard, incorporated by reference to Exhibit 10.4 of Annual Report on Form 10-K for the year ended December 31, 1998. An Indemnification Agreement dated December 23, 1991, between the Registrant and Dennis H. Field, and an Amendment to Indemnification Agreement dated January 17, 1992, between the Registrant and Dennis H. Field, incorporated by reference to Exhibit 10.5 of Annual Report on Form 10-K for the year ended December 31, 1997. Indemnification Agreement dated February 23, 1993, between the Registrant and James F. Keane, incorporated by reference to Exhibit 10.4 of Annual Report on Form 10-K for the year ended December 31, 1998.
10.5*  Scott's Liquid Gold-Inc. Employee Stock Ownership
       Plan and Trust Agreement, effective January 1, 1989, and First and Second Amendments thereto.
10.6* Scott's Liquid Gold-Inc. 1993 Stock Option Plan for Outside Directors, incorporated by reference to
       Exhibit 4.7 of the Company's Registration Statement No. 33-63254 on Form S-8, filed with the Commission on May 25, 1993.
10.7* Scott's Liquid Gold-Inc. 1998 Stock Option Plan, incorporated by reference to Exhibit 4.3 of the Company's Registration Statement No. 333-67141, filed with the Commission on November 12, 1998.
13     Portions of 1999 Annual Report to Security Holders.
21     List of Subsidiaries incorporated by reference to
       Exhibit 21 of Annual Report on Form 10-K for the year ended December 31, 1998.
23     Consent of Arthur Andersen LLP.
24     Powers of Attorney.
27     Financial Data Schedule.
____________________________________
*Management contract or compensatory plan or arrangement


Supporting Schedules

Scott's Liquid Gold-Inc and Subsidiaries
Valuation and Qualifying Accounts
Schedule II
Column A			                       Column B         Column C         Column D          Column E
                                                       Additions       Deductions
                                      Balance at           1               2             Balance at
Description                           Beginning        Charge to       Charges to          End of
                                      of Period        Costs and          other            Period
                                                       Expenses         Accounts
Year Ended December 31, 1999
  Allowance for doubtful accounts     $679,200               --          $33,700	(1)      $645,500

Year Ended December 31, 1998
  Allowance for doubtful accounts     $635,700          $43,600             $100	(1)      $679,200

Year Ended December 31, 1997
  Allowance for doubtful accounts     $580,400          $68,000          $12,700	(1)      $635,700

(1) Uncollectible accounts written off, net of recoveries.


Report of Independent Public Accountants

To the Board of Directors and Shreholders of scott's Liquid Gold-Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Scott's Liquid Gold-Inc.'s 1999 Annual Report incorporated by reference in this Form 10-K, and have issued our report thereon dated January 25, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental
Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Arthur Andersen LLP
Denver, Colorado
January 25, 2000

                          SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:  March 30, 2000.

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

                              By:     /s/ Mark E. Goldstein
                                    Mark E. Goldstein, President
                                    Principal Executive Officer

                              By:     /s/ Barry Shepard
                                    Barry Shepard, Treasurer
                                    Principal Financial Officer

                              By:     /s/ Jeffry B. Johnson
                                    Jeffry B. Johnson, Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:


Date                Name and Title                     Signature

March 30, 2000      Carolyn J. Anderson,       )
                    Director                   )
                                               )    /s/ Barry Shepard
March 30, 2000      Dennis H. Field,           )    Barry Shepard, for himself
                    Director                   )    and as Attorney-in-Fact for
                                               )    the named directors who
March 30, 2000      Mark E. Goldstein,         )    together constitute all of
                    Director                   )    the members of
                                               )  	 Registrant's Board of
                                               )    Directors
March 30, 2000      James F. Keane,            )
                    Director                   )
                                               )
March 30, 2000      Barry Shepard,             )
                    Director                   )



EXHIBIT INDEX

Exhibit                          Document
No.

3.1 Restated Articles of Incorporation, as amended and restated through May 1, 1996, incorporated by reference to
       Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.
3.2    Bylaws, as amended through February 27, 1996.
4.1 Indenture of Trust (including form of First Mortgage Bond Due 2001) dated July 1, 1994 between Registrant and Norwest Bank Colorado, N.A. as Trustee, incorporated by reference to Exhibit 4.1 of the Company's Registration Statement No. 33-76690 on Form S-2, filed with the Commission on July 7, 1994.
4.2 Combination Deed of Trust, Security Agreement and Fixture Financing Statement, dated July 29, 1994, between the Company, as Grantor, the Public Trustee for the City and County of Denver, Colorado, and Norwest Bank Colorado, N.A. as Beneficiary, incorporated by reference to Exhibit
       4.2 of the Company's Registration Statement No. 33-76690 on Form S-2, filed with the Commission on July 7, 1994.
10.1* Scott's Liquid Gold-Inc. Fourth Amended Health and Accident Plan effective January 1, 1995.
10.2* Amended Key Executive Disability Plan--Scott's Liquid Gold-Inc., incorporated by reference to Exhibit 10.2 of Annual Report on Form 10-K for the year ended December 31, 1997.
10.3*  2000 Key Executive Bonus Plan.
10.4* Indemnification Agreements dated May 6, 1987, between the Registrant and Mark E. Goldstein, Carolyn J. Anderson, and Barry Shepard, incorporated by reference to Exhibit 10.4
       of Annual Report on Form   10-K for the year ended
       December 31, 1998. An Indemnification Agreement dated December 23, 1991, between the Registrant and Dennis H. Field, and an Amendment to Indemnification Agreement dated January 17, 1992, between the Registrant and Dennis H. Field, incorporated by reference to Exhibit 10.5 of Annual Report on Form 10-K for the year ended December 31, 1997. Indemnification Agreement dated February 23, 1993, between the Registrant and James F. Keane, incorporated by reference to Exhibit 10.4 of Annual Report on Form 10-K for the year ended December 31, 1998.
10.5* Scott's Liquid Gold-Inc. Employee Stock Ownership Plan and Trust Agreement, effective January 1, 1989, and First and Second Amendments thereto.
10.6* Scott's Liquid Gold-Inc. 1993 Stock Option Plan for Outside Directors, incorporated by reference to Exhibit
       4.7 of the Company's Registration Statement No. 33-63254 on Form S-8, filed with the Commission on May 25, 1993.
10.7* Scott's Liquid Gold-Inc. 1998 Stock Option Plan, incorporated by reference to Exhibit 4.3 of the Company's Registration Statement No. 333-67141, filed with the Commission on November 12, 1998..
13     Portions of 1999 Annual Report to Security Holders.
21 List of Subsidiaries incorporated by reference to Exhibit 21 of Annual Report on Form 10-K for the year ended December 31, 1998.
23     Consent of Arthur Andersen LLP.
24     Powers of Attorney.
27     Financial Data Schedule

*Management contract or compensatory plan or arrangement