Form 10-Q
period 2000-03-31
SCOTTS LIQUID GOLD INC
filed 2000-05-09
CIK 88000

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q


            QUARTERLY REPORT UNDER SECTION 13 OF THE
                SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED
                         March 31, 2000


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

                    YES _X_        NO  ____


     The Registrant had 10,103,100 common shares, $0.10 par value, its only class of common stock, issued and outstanding on April 26, 2000.


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Statements of Operations (Unaudited)

						                                     Ended March 31,
						                                  2000	           1999

Revenues :
  Net sales						                   $7,628,900 	 $10,089,100
  Other income						                   268,400 	     203,700
  						                           ----------- 	 -----------
					 	                             7,897,300  	  10,292,800

Costs and Expenses:
  Cost of sales		 				              2,670,700 	    3,400,700
  Advertising						                 3,330,200 	    4,707,100
  Selling						                    1,815,800 	    1,943,300
  General and administrative						  1,578,500 	    1,259,900
  Interest						                      306,300 	      301,100
						                            ----------- 	  -----------
						                             9,701,500  	   11,612,100
  					                              -----------  	  -----------
Loss before income taxes						     (1,804,200)	   (1,319,300)
Income tax expense (benefit)						    (613,500)	     (488,100)
						                            ----------- 	  -----------
Net loss						                      $(1,190,700)      $(831,200)
 						                           ===========	    ===========

Net  loss per common
  share (Note 3)			                 	         $(0.12)	       $(0.08)
						                             ==========	   ===========
Diluted net loss per common share (Note 3)
  Basic and diluted                                $(0.12)         $(0.08)
						                             ===========	   ===========

Weighted average number of
  common shares outstanding				 		  10,103,100 	   10,103,100
Diluted weighted average number of
  common shares outstanding						  10,103,100 	   10,103,100

See Notes to Consolidated Financial Statements






Consolidated Balance Sheets (Unaudited)
March 31, 2000 and December 31,1999

ASSETS
                                            2000	         1999
			 	                             ---------	      ---------
Current assets:
  Cash and cash equivalents				 $4,709,500 	  $5,008,600
  Trade  receivables (Note 2)		        2,335,400  	   2,212,700
  Other receivables				             988,900 	     408,300
  Inventories:
    Finished goods				           1,607,600 	   1,404,300
    Raw materials		                    1,503,400 	   1,362,000
  Prepaid expenses  		                   171,100 	     216,000
  Deferred  tax  asset			             713,700 	     713,700
				                            ----------   	  ----------
        Total current assets			    12,029,600 	  11,325,600

Property, plant and equipment
   at cost				                   27,116,300 	  27,108,100
     Less accumulated
  depreciation		                       9,692,000 	   9,477,300
				                            ---------- 	  ----------
				                            17,424,300 	  17,630,800
Other assets				                     1,900 	      18,700
				                            ----------	     ----------
				                           $29,455,800 	 $28,975,100
				                            ==========	    ===========

	LIABILITIES AND SHAREHOLDERS' EQUITY

                                              2000	           1999
					                          ---------	      ---------
	Current liabilities:
	  Accounts payable				       $3,038,500 	  $1,420,600
	  Accrued expenses				        2,169,100 	   1,924,600
	  Current maturities of
	    long-term debt 			           1,000,000 	   1,000,000
					                         ---------- 	  ----------
   Total current liabilities	           6,207,600 	   4,345,200
	Long-term debt 				           5,674,900 	   5,865,900
	Deferred income taxes				     1,154,500 	   1,154,500
					                         ---------- 	  ----------
					                         13,037,000 	  11,365,600
					                         ---------- 	  ----------

	Shareholders' equity (Note 3):
	  Common stock 				           1,010,300       1,010,300
	  Capital in excess of par		        4,829,500 	   4,829,500
	  Retained earnings				       10,579,000 	  11,769,700
					                         ---------- 	  ----------
		Shareholders' equity			       16,418,800 	  17,609,500
					                         ----------	     ----------
					                        $29,455,800 	 $28,975,100
					                         ==========	     ==========

See Notes to Consolidated Financial Statements





Consolidated Statements of Cash Flows (Unaudited)

                                                               Three Months Ended
			  	                                                         March 31,
						                                                    2000	         1999

Cash flows from operating activities:
Net loss						                                       $(1,190,700)	 $(831,200)

 Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
   Depreciation and amortization						                   231,500 	   356,200
   Provision for doubtful accounts receivable	  					     39,000 	    43,900
   Change in assets and liabilities:
    Accounts and other receivables						               (742,300)   (1,185,300)
    Inventory						                                    (344,700)	  (193,800)
    Prepaid expenses						                                44,900 	   (54,800)
    Accounts payable and accrued expenses						        1,862,400 	   372,200
					 	                                           -------------  -------------
      Total adjustments to net loss						              1,090,800 	  (661,600)
                                          						 ------------- 	 -------------
      Net Cash Provided (Used) by
  Operating Activities                           			          (99,900)   (1,492,800)
						                                           -------------   -------------
Cash flows from investing activities:
  Purchase of property,plant & equipment						           (8,200) 	  (102,800)
						                                           -------------  -------------
      Net Cash Used by Investing Activities						        (8,200) 	  (102,800)
						                                           -------------  -------------
Cash flows from financing activities:
 Proceeds from short-term borrowings						                   -       110,500
 Principal payments on short-term borrowings				                   -   	   (41,200)
 Increase in bond sinking fund						                  (191,000)     (245,100)
					 	                                           -------------  -------------
 Net Cash Used by Financing Activities	     					         (191,000)     (175,800)
						                                           -------------   -------------
 Net Decrease in Cash and Cash Equivalents		     		         (299,100)   (1,771,400)

 Cash and Cash Equivalents, beginning of period	 		           5,008,600   	 5,421,400
						                                           ------------- -------------
 Cash and Cash Equivalents, end of period				    		    $4,709,500   	$3,650,000
						                                           =============  ============
Supplemental disclosures:
   Cash paid during the period for:
     Interest						                                   $309,800  	  $289,300
     Income taxes						                                 $11,900  	      $200

See Notes to Consolidated Financial Statements




Notes to Consolidated Financial Statements (Unaudited)

Note 1.
   In the opinion of management, the financial information in this report reflects all adjustments necessary for a fair presentation of the results for the interim periods.

   In December 1999, the SEC Staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This Bulletin summarizes certain of the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company will adopt this Bulletin in the quarter ended June 30, 2000. The Company is in the process of determining what impact, if any, this guidance will have on its revenue recognition.

Note 2.
   Allowance for doubtful accounts at March 31,2000 and December 31, 1999 were $683,800 and $645,500 respectively.

Note 3.
   Per share data was determined by using the weighted average number of common shares outstanding. Common equivalent shares are considered only for diluted earnings per share, unless considered anti-dilutive (as in 2000 and 1999). As of March 31, 2000 and 1999, the Company had 835,400 and 925,500 stock options outstanding respectively.

   A reconciliation of the weighted average number of common shares outstanding follows:

 			                                                    2000	          1999
Common shares outstanding, beginning of the year		 10,103,100 	 10,103,100
Stock options exercised						                         -   	          -
						                                     ---------- 	 ----------
Weighted average number of common shares outstanding	 10,103,100 	 10,103,100
						                                     ========= 	  =========
Diluted weighted average number of common
  shares outstanding	                                	 10,103,100 	 10,103,100
						                                     =========	     =========

   At March 31, 2000,there were authorized 50,000,000 shares of the Company's $.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series.

Note 4.
    The following provides information on the Company's segments for the three months ended March 31, 2000 and 1999.

     			                                2000		                1999
                                  Household    Skin Care    Household     Skin Care
                                  Products     Products     Products      Products

Net sales to external customers  $3,035,300    $4,593,600   $3,321,200    $6,767,900

Income (loss) before profit
    sharing, bonuses and
    income taxes                 $(244,700)   $(1,559,500)   $623,800   $(1,943,100)

    The following is a reconciliation of segment information to consolidated information for the three months ended 2000 and 1999:


       					                             2000	              1999

Net sales to external customers		         $7,628,900 	      $10,089,100
Other income					                     268,400 	          203,700
					                               ---------  	   -----------
Consolidated revenues					         $7,897,300 	      $10,292,800
					                               =========	        =========
Loss before profit sharing, bonuses
 and income taxes for reportable
 segments					                    $(1,804,200)       $(1,319,300)
Corporate activities					                   -    	             -
					                             -----------    	   -----------
Consolidated loss before
  income taxes					                 $(1,804,200)	      $(1,319,300)
					                               =========	         =========

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation


                       Results of Operations
          Summary of Results as a Percentage of Net Sales

                      Year Ended
                    December 31,       Three Months Ended
                           1999             March 31,
                       (Audited)         2000       1999

Net sales
 Scott's Liquid Gold
     household products      37.0%        39.8%     32.9%
 Neoteric Cosmetics          63.0%        60.2%     67.1%
Total net sales             100.0%       100.0%    100.0%
Cost of sales                34.2%        35.0%     33.7%
Gross profit                 65.8%        65.0%     66.3%
Other revenue                 1.8%         3.5%      2.0%
                             67.6%        68.5%     68.3%
Operating expenses           66.3%        88.1%     78.4%
Interest                      3.5%         4.0%      3.0%
                             69.8%        92.1%     81.4%
Income (loss) before
  income taxes               (2.2%)      (23.6%)   (13.1%)

                        Three Months Ended March 31, 2000
                  Compared to Three Months Ended March 31,1999

Consolidated net sales for the first quarter of the current year were $7,628,900 vs. $10,089,100 for the first three months of 1999, a decrease of $2,460,200 or about 24.4%. Average selling prices for the first three months of the year 2000 were up by $338,800 over those of the comparable period of 1999, prices of household products being up by $239,000 (about 78% of which related to Liquid
Gold), while average selling prices of skin care products were up by $99,800.

During the first quarter of the new year, net sales of skin care products accounted for 60.2% of consolidated net sales compared to 67.1% for the same quarter of 1999. Net sales of these products for those periods were $4,593,600 in 2000 compared to $6,767,900 in 1999, a decrease of $2,174,300 or 32.1%.
Almost all of that sales decrease resulted from reduced unit sales of the Company's line of alpha hydroxy acid products and its other skin care products, including certain items introduced to the marketplace during the most recent two years. The Company believes that its skin care sales were adversely affected by the Company's emphasis on retinol products in allocating its advertising dollars during 1999, and by intense competition from producers of similar or alternative products, many of whom are considerably larger than Neoteric Cosmetics, Inc., the Company's skin care subsidiary. In the year 2000, the Company implemented a revised approach to its television advertising, emphasizing short advertising spots on various television channels. Some brands of alpha hydroxy acid skin care products have experienced recent increases in sales of such products, contrary to the Company's experience. The Company continues to address the decrease in sales of products in the alpha hydroxy acid category of skin care products through the introduction of new products which target "niche" market opportunities. However, sales of such new products have not been sufficient to offset declining shipments of alpha hydroxy acid-based products.

During the second half of 1998, the Company's skin care subsidiary introduced two new lines of skin care products. The Belleza Latina line was designed for the Hispanic market and Alpha Hydrox Retinol Night ResQ is a microsponge-entrapped retinol product (developed and produced by another company) which softens fine lines and wrinkles. During the first quarter of 1999, the Company introduced Neoteric Diabetic Skin Care, a healing creme and a therapeutic moisturizer developed by the Company to address skin conditions of diabetics which is caused by poor blood circulation. More recently, the Company announced its development of Alpha Hydrox Fade Creme, which was designed to lighten age spots and skin discoloration caused by sun exposure and other factors, and Alpha Hydrox Oxygenated Moisturizer, the Company's second skin care product based upon a patented oxygenated oil technology. Sales of these two new products and of the diabetic products have been satisfactory. The Company is considering the near-term future discontinuance of the Belleza Latina product line.

Sales of household products for the first quarter of this year accounted for 39.8% of consolidated net sales compared to 32.9% for the same period of 1999. These products are comprised of "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener. During the quarter ended March 31, 2000, sales of household products were $3,035,300, as compared to sales of $3,321,200 for the same quarter of 1999. Sales of "Scott's Liquid Gold" for wood were down by $292,000, a decrease of 12.6%. We believe this sales decrease to be the carryover effect of reduced advertising of this product line during 1999. Sales of "Touch of Scent" were up by $6,100 or 1%. As noted in previous reports to shareholders, efforts in recent years to revitalize Touch of Scent have produced less than satisfactory results.
Although the Company continues to seek products to replace or augment Touch of Scent, particularly products which would increase the utilization of the Company's manufacturing facilities, it believes that a consolidation of purchasing activities by certain customers may help to improve Touch of Scent sales during 2000.

On a consolidated basis, cost of goods sold was $2,670,700 during the first three months of 2000 compared to $3,400,700 for the same period of 1999, a decrease of $730,000 (21.5%, on a sales decrease of 24.4%). As a percentage of consolidated net sales for the first quarter of 2000, cost of goods sold was 35.0% compared to 33.7% in 1999, an increase of 3.9% which was essentially due a change in product mix and to spreading on-going (fixed) manufacturing costs over lower unit production in the first quarter of 2000 than in 1999.

Operating expenses, comprised primarily of advertising, selling and administrative expenses, increased 9.7% as a percentage of sales in the first quarter of 2000, when compared to first quarter of 1999, largely because of the decline in sales. The various components of operating expenses are discussed below.

Advertising expenses for the first three months of 2000 were $3,330,200 compared to $4,707,100 for the comparable quarter of 1999, a decrease of $1,376,900 or 29.3%. Advertising expenses applicable to household products increased by $97,000 (21.8%) during the first quarter of 2000, whereas, advertising expenses for Alpha Hydrox products decreased for the comparative three month period by
$1,473,900 (34.6%).    With respect to advertising expenses for household
products, the amount expended to advertise Scott's Liquid Gold for wood increased by $308,400, while expenditures to advertise Touch of Scent decreased by $211,400. Advertising expenses during the second quarter of 2000 are expected to decrease from those of the first quarter.

Irrespective of year to year changes in expenditures to advertise its products, the Company recognizes that, whenever it is fiscally responsible to do so, it must continue to advertise aggressively because the markets for skin care products, furniture polish, and air fresheners are highly competitive and, accordingly, the Company's brand names need to be kept in front of current and potential consumers. Sustaining the Company's advertising program is highly dependent upon sales of its skin care products.

Selling expenses for the first quarter of 2000 were $1,815,800 compared to $1,943,300 for the comparable three months of 1999, a decrease of $127,500 or 6.6%. That decrease was comprised of a decrease of $125,200 in brokerage commissions and freight (which vary with sales volume), a decrease in depreciation and amortization of $114,400, all of which pertained to a license agreement regarding the Company's retinol product which expired in August 1999, and a net decrease in a variety of other expenses, none of which, by itself, was material, of $4,200; all offset by an increase in promotion expenses of $52,500, and a increase in couponing costs and slotting allowances of $63,800.

Administrative expenses for the first three months of 2000 were $1,578,500 compared to $1,259,900 for the comparable period of 1999, an increase of $318,600 or 25.3%. Such increase was attributable to the recovery in 1999, through insurance, of $550,000 in legal and professional fees which were expensed in prior periods, offset by a decrease in salary and fringe benefits cost of $190,000 and a net decrease in other administrative expenses, none of which, by itself, was material, of $41,400.

Interest expense for the first quarter of 2000 was $306,300, approximately equal to that of $301,100 for the comparable quarter of 1999. Other income for the three months ended March 31, 2000 was $268,400 compared to $203,700 for the same period of 1999, an increase of 31.8%. Other income essentially consists of interest earned on the Company's cash reserves and cash deposits into its bond sinking fund.

During the first quarter of 2000 and of 1999, expenditures for research and development were not material (under 2% of revenues).

Liquidity and Capital Resources

On July 29, 1994, the Company consummated a $12 million bond issuance to finance the expansion of the Company's Denver facilities. Interest on the $12 million bond issue is payable semi-annually beginning on January 1, 1995 at the rate of 10% per annum. The January 1, 2000 interest payment was made in a timely manner, as were all other required payments. There is no reason to believe that the interest payment due on July 1, 2000 will not be made in conformity with the Bond Indenture. A sinking fund payment of $1 million is required annually. Sinking fund payments for 1995 through 1999 were made as required. Currently, the Company is voluntarily paying $183,300 each month to the Trustee to cover future interest and sinking fund payments. The Trustee, at the Company's request, holds such moneys in accounts to which the Company has no access. The entire debt is due July 1, 2001, and will need to be refinanced at that time.

During the first quarter of 2000, the Company's working capital decreased by $1,158,400, and concomitantly, its current ratio (current assets divided by current liabilities) decreased from 2.6:1 at December 31, 1999 to 1.9:1 at March 31, 2000. This decrease in working capital is attributable to a net loss in the first three months of 2000 of $1,190,700, and a reduction in long-term debt of $191,000, both offset by depreciation in excess of capital additions of $206,500 and a decrease in other assets of $16,800. The Company has cash and cash equivalents of $4.7 million at March 31, 2000. Cash used by operating activities for the three months ended March 31, 2000 amounted to $99,900 and the Company spent $8,200 on new equipment. The Company does not anticipate any significant capital expenditures during the remainder of the year. At March 31, 2000, the ratio of consolidated funded debt to consolidated net worth was .35:1.

At March 31, 2000, trade accounts receivable were $122,700 greater than at year end, largely because sales in March of 2000 were greater than those of December of 1999. At March 31, 2000, other receivables were $580,600 greater than at December 31, 1999, because of an income tax refund receivable of approximately $613,500. Accounts payable increased from the end of 1999 through March of 2000 by $1,617,900 primarily due to the existence of advertising payables at the end of the quarter whereas none existed at the end of last year.

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

Market Risks

Market risk represents the risk of loss due to adverse changes in financial and commodity market prices and rates. The Company is not materially exposed to market risks regarding interest rates because the Company's outstanding bonds have a fixed interest rate. Further, the Company does not use foreign currencies in its business. Currently, it receives payments for sales to parties in foreign countries through letters of credit in U.S. dollars. Additionally, the Company does not use derivative instruments or engage in hedging activities. As a result, the Company does not believe that near-term changes in market risks will have a material effect on its results of operations, financial position or cash flows of the Company.

Year 2000 ("Y2K") Issues

The Company has previously reported on its progress in implementing a corporate-wide program to address Year 2000 (also referred to as "Y2K") issues. The Company experienced little or no difficulties with the advent of Year 2000, either in its internal operations or in dealings with outside third parties.

While nothing is certain, the Company does not anticipate any significant problems, and only minimal costs, in the coming year resulting from Y2K-related issues.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Please see "Market Risks" in Item 2 of Part I of this Report which information is incorporated herein by this reference.

PART II   OTHER INFORMATION

Item 1.        Legal Proceedings

Please see "Legal Proceedings" in Item 2 of Part I of this Report which information is incorporated herein by this reference. The legal proceeding described in that Item have been previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Item 2.        Not Applicable

Item 3.        Not Applicable

Item 4.        Not Applicable

Item 5.        Not Applicable

Item 6.        Exhibits and Reports on Form 8-K

               There were no Reports were filed by the Company on Form 8-K during the First Quarter of 2000.



                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SCOTT'S LIQUID GOLD-INC.


May 9, 2000        BY:      _________________________________
Date                        Mark E. Goldstein
                            President and Chief Executive Officer


May 9, 2000        BY:      _________________________________
Date                        Barry Shepard,
                            Treasurer and Principal Financial Officer