Form 10-Q
period 2000-06-30
SCOTTS LIQUID GOLD INC
filed 2000-08-11
CIK 88000

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q


            QUARTERLY REPORT UNDER SECTION 13 OF THE
                SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED
                         June 30, 2000


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

                    YES x        NO  ____

     The Registrant had 10,103,100 common shares, $0.10 par value, its only class of common stock, issued and outstanding on July 31, 2000.

PART I.   FINANCIAL INFORMATION

Item 1.        Financial Statements

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)


                            Three Months                           Six Months
                           Ended June 30,                       Ended June 30,
                       2000                1999             2000             1999
Revenues:
  Net sales            $7,561,000    $8,003,900         $15,189,900    $18,093,000
  Other income            168,900       233,100             437,300        436,800
                        7,729,900     8,237,000          15,627,200     18,529,800

Costs and
Expenses:
  Cost of sales         2,781,000     2,904,900           5,451,700      6,305,600
  Advertising           1,995,900     3,429,000           5,326,100      8,136,100
  Selling               1,541,800     1,759,700           3,357,600      3,703,000
  General and
  administrative        1,471,900     1,687,700           3,050,400      2,947,600
  Interest                301,600       300,000             607,900        601,100
                         --------      --------            ---------    ----------
                        8,092,200    10,081,300          17,793,700     21,693,400
                         --------      --------            ---------    ----------
Loss before income
taxes                    (362,300)   (1,844,300)         (2,166,500)    (3,163,600)

Income tax expense
(benefit)                (123,100)     (475,000)           (736,600)      (963,100)
                         --------      --------            ---------    ----------

Net loss                $(239,200)  $(1,369,300)        $(1,429,900)   $(2,200,500)
                        =========     =========          ==========    ===========

Net  loss per
common  share           $   (0.02)   $   (0.14)          $    (0.14)    $    (0.22)
(Note 3)                  =========    =========           ==========   ===========

Diluted net loss
per common share        $   (0.02)   $   (0.14)         $     (0.14)   $    (0.22)
(Note 3)                  =========    =========           ==========   ===========

Weighted average
number of common
shares outstanding      10,103,100   10,103,100          10,103,100    10,103,100

Diluted weighted
average number of
common shares
outstanding             10,103,100   10,103,100          10,103,100     10,103,100


See Notes to Consolidated Financial Statements




SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
June 30, 2000 and December 31,1999

ASSETS
                                          2000                      1999
                                        ---------                 ---------
Current assets:
  Cash and cash equivalents          $5,501,700                  $5,008,600
  Trade receivables                   1,340,200                   2,212,700
(Note 2)
  Other receivables                     757,500                     408,300

  Inventories:
    Finished goods                    1,627,700                   1,404,300
    Raw materials                     1,248,000                   1,362,000
  Prepaid expenses                      128,200                     216,000
  Deferred tax assets                   713,700                     713,700
                                      ---------                   ---------
Total current assets                 11,317,000                  11,325,600

Property, plant and equipment
   at cost                           27,154,600                  27,108,100
     Less accumulated depreciation    9,906,800                   9,477,300
                                      ---------                   ---------
                                     17,247,800                  17,630,800
Other assets                              1,900                      18,700
                                     ----------                  ----------
                                    $28,566,700                 $28,975,100
                                     ==========                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
                                          2000                      1999
                                        ---------                 ---------
Current liabilities:
  Accounts payable                   $2,830,600                  $1,420,600

  Accrued expenses                    2,090,800                   1,924,600
  Current maturities of
   long-term debt                     1,000,000                   1,000,000
                                      ---------                   ---------
   Total current liabilities          5,921,400                   4,345,200
Long-term debt                        5,311,200                   5,865,900
Deferred income taxes                 1,154,500                   1,154,500
                                      ---------                   ---------
                                      12,387,100                 11,365,600
                                       ---------                  ---------
Shareholders' equity (Note 3):
  Common stock                         1,010,300                  1,010,300
  Capital in excess of par             4,829,500                  4,829,500
  Retained earnings                   10,339,800                 11,769,700
                                       ---------                  ---------

                  Shareholders
                  equity             16,179,600                  17,609,500
                                       ---------                  ---------
                                    $28,566,700                 $28,975,100
                                        =======                     =======

See Notes to Consolidated Financial Statements



SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated  Statements of Cash Flows (Unaudited)


                                                         Six Months Ended
		                         			   			          June 30
                                                 		 2000					   1999
Cash flows from
operating activities:
 Net income (loss)                              $(1,429,900)        $ (2,00,500)

Adjustments to reconcile net income
(loss) to net cash provided (used) by operating activities:

   Depreciation and amortization                    446,300             712,400
   Provision for doubtful accounts receivable        78,000              87,800

   Change in assets and liabilities:
   Receivables                              	       445,300           1,767,300
   Inventories                              	      (109,400)           (511,200)
   Prepaid expenses                         	        87,800             111,900
   Accounts payable and accrued expenses          1,576,200            (610,400)
                                            	       ------              ------

   Total adjustments to net income                2,524,200           1,557,800
                                                     ------              ------
   Net Cash Provided (Used)
    by Operating Activities                       1,094,300           (642,700)
                				                          ------             ------


Cash flows from investing activities:
 Purchase of property,plant &                       (46,500)         (152,000)
 equipment                    			              ------            ------

   Net Cash Used by Investing Activities            (46,500)         (152,000)
                                                     ------            ------
Cash flows from financing activities:
 Proceeds from short-term borrowings                      -           110,500
 Principal payments on short-term
 borrowings                			                      -           (72,100)
 Increase in bond sinking fund                     (554,700)         (672,900)
                               	                     ------            ------

   Net Cash Used by Financing Activities    	      (554,700)         (634,500)
                                                     ------ 			 -------
   Net Increase (Decrease) in Cash
    and Cash Equivalents             		       	 493,100        (1,429,200)


   Cash and Cash Equivalents,
    beginning of period                 			  5,008,600         5,421,400

   Cash and Cash Equivalents,
    end of period                        	      $ 5,501,700       $ 3,992,200
                            				              ======            ======

Supplemental disclosures:
   Cash paid during the period for:
   Interest                                 	   $   616,000       $   592,700
   Income taxes                           	   $    12,300       $ 1,719,600



See Notes to Consolidated Financial Statements



SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1.
   In the opinion of management, the financial information in this report reflects all adjustments necessary for a fair presentation of the results for the interim periods.

NOTE 2.
   Allowance for doubtful accounts at June 30,2000 and December 31, 1999 were $711,800 and $645,500, respectively.

NOTE 3.
   Per share data was determined by using the weighted average number of common shares outstanding. Common equivalent shares are considered only for diluted earnings per share, unless considered anti-dilutive. As of June 30, 2000 and 1999, the Company had 829,400 and 893,300 stock options outstanding, respectively.
   A reconciliation of the weighted average number of common shares outstanding follows:

                               Three Months Ended June 30,          Six Months Ended June 30,
                                    2000            1999               2000           1999
Common shares outstanding,
   beginning and end of
   the period                   10,103,100      10,103,100          10,103,100     10,103,100

Weighted average number of
   common shares outstanding    10,103,100      10,103,100          10,103,100     10,103,100

Diluted weighted average number of
  common shares outstanding     10,103,100      10,103,100          10,103,100     10,103,100

At June 30, 2000, there were authorized 50,000,000 shares of the Company's $.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series.

NOTE 4.
    The following provides information on the Company's segments for the three and six months ended June 30, 2000 and 1999:

                                                                    Three Months Ended June 30,
                                                     2000                                     1999
                                         Household          Skin Care             Household        Skin Care
									              Products           Products              Products         Products

Net sales to external customers         $3,339,000        $4,222,000             $3,098,600      $ 4,905,300
Income (loss) before profit sharing,
  bonuses and income taxes              $  (29,800)       $ (332,500)            $  232,800      $(2,077,100)


                                                                      Six Months Ended June 30,
                                                     2000                                     1999
                                         Household         Skin Care              Household        Skin Care
                                         Products          Products               Products         Products

Net sales to external customers         $6,374,300        $8,815,600             $6,419,800      $11,673,200
Income (loss) before profit sharing,
  bonuses and income taxes              $ (274,500)      $(1,892,000)            $  856,600      $(4,020,200)

The following is a reconciliation of segment information to consolidated information for the three and six months ended June 30, 2000 and 1999:

                                         Three Months Ended June 30,                Six Months Ended June 30,
                                          2000                 1999                 2000                 1999

Net sales to external customers     $7,561,000           $8,003,900          $15,189,900          $18,093,000
Other income                           168,900              233,100              437,300              436,800

Consolidated revenues               $7,729,900           $8,237,000          $15,627,200          $18,529,800

Loss before profit sharing,
 bonuses and  income taxes
 for reportable segments            $ (362,300)         $(1,844,300)         $(2,166,500)         $(3,163,600)

 Corporate activities							                 -						              -						              -						              -
Consolidated loss before
 income taxes                       $ (362,300)         $(1,844,300)         $(2,166,500)         $(3,163,600)


Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATION


                              Results of Operations
                 Summary of Results as a Percentage of Net Sales

                                    Year Ended             Six Months Ended
                                    December 31,               June 30,
                                        1999              2000            1999
                                      (Audited)                    (Unaudited)
Net sales
 Scott's Liquid Gold
     household products                 37.0%             42.0%          35.5%
    Neoteric Cosmetics                  63.0%             58.0%          64.5%

Total net sales                        100.0%            100.0%         100.0%

Cost of sales                           34.2%             35.9%          34.9%
Gross profit                            65.8%             64.1%          65.1%
Other revenue                            1.8%              2.9%           2.4%

                                        67.6%             67.0%          67.5%

Operating expenses                      66.3%             77.3%          81.7%
Interest                                 3.5%              4.0%           3.3%

                                        69.8%             81.3%          85.0%
Income (loss) before
  income taxes                          (2.2%)           (14.3%)        (17.5%)

                         Six Months Ended June 30, 2000
                    Compared to Six Months Ended June 30,1999

Consolidated net sales for the first half of the current year were $15,189,900 vs. $18,093,000 for the first six months of 1999, a decrease of $2,903,100 or about 16%. Product volumes declined while average selling prices for the first six months of the year 2000 were up by $513,700 over those of the comparable period of 1999, prices of household products being up by $349,800 (about 82% of which related to Scott's Liquid Gold), while average selling prices of skin care products were up by $163,900.

During the first half of the year, net sales of skin care products accounted for 58% of consolidated net sales compared to 64.5% for the first six months of 1999. Net sales of these products for those periods were $8,815,600 in 2000 compared to $11,673,200 in 1999, a decrease of $2,857,600 or 24%. Almost all of that sales decrease resulted from reduced unit sales of the Company's line of alpha hydroxy acid products and its other skin care products, including certain items introduced to the marketplace during the most recent two years. The Company believes that its skin care sales were adversely affected by the Company's emphasis on retinol products in allocating its advertising dollars during 1999, and by intense competition from producers of similar or alternative products, many of whom are considerably larger than Neoteric Cosmetics, Inc., the Company's skin care subsidiary. In the year 2000, the Company implemented a revised approach to its television advertising, emphasizing short advertising spots on various television channels. Some brands of alpha hydroxy acid skin care products have experienced recent increases in sales of such products, contrary to the Company's experience. The Company continues to address the decrease in sales of products in the alpha hydroxy acid category of skin care products through the introduction of new products which target "niche" market opportunities. However, sales of such new products have not been sufficient to offset declining shipments of alpha hydroxy acid-based products. During the second half of the year 2000, the Company will be introducing a new
Alpha Hydrox Facial Moisturizing Cleanser and a new Alpha Hydrox Under Eye Renewal treatment.

During the first half of 1999, the Company introduced Neoteric Diabetic Skin Care, a healing creme and a therapeutic moisturizer developed by the Company to address skin conditions of diabetics which are caused by poor blood circulation. More recently, the Company announced its development of Alpha Hydrox Fade Creme, which was designed to lighten age spots and skin discoloration caused by sun exposure and other factors, and Alpha Hydrox Oxygenated Moisturizer, the Company's second skin care product based upon a patented oxygenated oil technology. Sales of these two new products and of the diabetic products have been satisfactory. The Company has discontinued the Belleza Latina product line which wasintroduced during the second half of 1998.

Sales of household products for the first half of this year accounted for 42% of consolidated net sales compared to 35.5% for the same period of 1999. These products are comprised of "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener. During the six months ended June 30, 2000, sales of household products were $6,374,300, as compared to sales of $6,419,800 for the same six months of 1999. Sales of "Scott's Liquid Gold" for wood were down by $190,100, a decrease of 4.2%. We believe this sales decrease to be the carryover effect of reduced advertising of this product line during 1999. Sales of "Touch of Scent" were up by $144,600 or 7.5%. As noted in previous reports to shareholders, efforts in recent years to revitalize Touch of Scent have produced less than satisfactory results.
Although the Company continues to seek products to replace or augment Touch of Scent, particularly products which would increase the utilization of the Company's manufacturing facilities, it believes that a consolidation of purchasing activities by certain customers may continue to help to improve Touch of Scent sales during 2000.

On a consolidated basis, cost of goods sold was $5,451,700 during the first six months of 2000 compared to $6,305,600 for the same period of 1999, a decrease of $853,900 (13.5%, on a sales decrease of 16%). As a percentage of consolidated net sales for the first half of 2000, cost of goods sold was 35.9% compared to 34.9% in 1999, an increase of 2.9% which was essentially due to a change in product mix and to the spreading of fixed manufacturing costs over lower unit production in the first half of 2000 than in 1999.

Operating expenses, comprised primarily of advertising, selling and administrative expenses, decreased 5.5% as a percentage of sales in the first the half of 2000, when compared to first half of 1999, largely because of the decline in advertising expenses and cost cutting measures initiated during the second half of 1999. The various components of operating expenses are discussed below.

Advertising expenses for the first six months of 2000 were $5,326,100 compared to $8,136,100 for the comparable six months of 1999, a decrease of $2,810,000 or 34.5%. Advertising expenses applicable to household products increased by $520,700 (97%) during the first half of 2000, whereas, advertising expenses for Alpha Hydrox products decreased for the comparative six month period by
$3,330,700 (43.8%).    With respect to advertising expenses for household
products, the amount expended to advertise Scott's Liquid Gold for wood increased by $521,400, while expenditures to advertise Touch of Scent decreased by $700. Advertising expenses during the second half of 2000 are expected to decrease from those of the first half.

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

Selling expenses for the first half of 2000 were $3,357,600 compared to $3,703,000 for the comparable six months of 1999, a decrease of $345,400 or 9.3%. That decrease was comprised of a decrease of $99,500 in brokerage commissions (which vary with sales volume), a decrease in salary and fringe benefits of $64,100, a decrease in coupon and slotting expenses of $40,200, a decrease in depreciation and amortization of $228,900, all of which pertained to a license agreement regarding the Company's retinol product which expired in August 1999, and a net decrease in a variety of other expenses, none of which, by itself, was material, of $89,400; all offset by an increase in promotion expenses of $107,000, and a increase in freight expense of $69,700.

Administrative expenses for the first six months of 2000 were $3,050,400 compared to $2,947,600 for the comparable period of 1999, an increase of $102,800 or 3.5%. Such increase was attributable to the recovery in 1999, through insurance, of $550,000 in legal and professional fees which were expensed in prior periods, offset by a decrease in salary and fringe benefits cost of $385,900 and a net decrease in other administrative expenses, none of which, by itself, was material, of $61,300.

Interest expense for the first half of 2000 was $607,900, approximately equal to that of $601,100 for the comparable quarter of 1999. Other income for the six months ended June 30, 2000 was $437,300 compared to $436,800 for the same period of 1999. Other income essentially consists of interest earned on the Company's cash reserves and cash deposits in its bond sinking fund.

During the first six months of 2000 and of 1999, expenditures for research and development were not material (under 2% of revenues).


                        Three Months Ended June 30, 2000
                   Compared to Three Months Ended June 30,1999

Consolidated net sales for the second quarter of the current year were $7,561,000 vs. $8,003,900 for the comparable quarter of 1999, a decrease of $442,900 or about 5.5%. Product volumes declined while average selling prices for the second quarter of 2000 were up by $174,800 over those of the comparable period of 1999, prices of household products being up by $110,800 (about 92% of which related to Liquid Gold), while average selling prices of skin care products were up by $64,000.

During the second quarter of 2000, net sales of skin care products accounted for 55.8% of consolidated net sales compared to 61.3% for the second quarter of 1999. Net sales of these products for those periods were $4,222,000 in 2000 compared to $4,905,300 in 1999, a decrease of $683,300 or 13.9%. Almost all of that sales decrease resulted from reduced unit sales of the Company's line of alpha hydroxy acid products and its other skin care products, including certain items introduced to the marketplace during the most recent two years. The Company believes that its skin care sales were adversely affected by the Company's emphasis on retinol products in allocating its advertising dollars during 1999, and by intense competition from producers of similar or alternative products, many of whom are considerably larger than Neoteric Cosmetics, Inc., the Company's skin care subsidiary. The Company continues to address the decrease in sales of products in the alpha hydroxy acid category of skin care products through the introduction of new products which target "niche" market opportunities.

During the first half of 1999, the Company introduced Neoteric Diabetic Skin Care, a healing creme and a therapeutic moisturizer developed by the Company to address skin conditions of diabetics which are caused by poor blood circulation. More recently, the Company announced its development of Alpha Hydrox Fade Creme, which was designed to lighten age spots and skin discoloration caused by sun exposure and other factors, and Alpha Hydrox Oxygenated Moisturizer, the Company's second skin care product based upon a patented oxygenated oil technology. Sales of these two new products and of the diabetic products have been satisfactory.

Sales of household products for the second quarter of this year accounted for 44.2% of consolidated net sales compared to 38.7% for the same period of 1999. These products are comprised of "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener. During the second quarter of 2000, sales of household products were $3,339,000, as compared to sales of $3,098,600 for the same three months of 1999. Sales of "Scott's Liquid Gold" for wood were up by $101,900, an increase of 4.7%.
Sales of "Touch of Scent" were up by $138,500 or 15.2%. As noted in previous reports to shareholders, efforts in recent years to revitalize Touch of Scent have produced less than satisfactory results. Although the Company continues to seek products to replace or augment Touch of Scent, particularly products which would increase the utilization of the Company's manufacturing facilities, it believes that a consolidation of purchasing activities by certain customers may continue to help improve Touch of Scent sales during 2000.

On a consolidated basis, cost of goods sold was $2,781,000 during the second quarter of 2000 compared to $2,904,900 for the same period of 1999, a decrease of $123,900 (4.3%, on a sales decrease of 5.5%). As a percentage of consolidated net sales for the second quarter of 2000, cost of goods sold was 36.8% compared to 36.3% in 1999, an increase of 1.4%.

Operating expenses, comprised primarily of advertising, selling and administrative expenses, decreased 22.9% as a percentage of sales in the second quarter of 2000, when compared to the same period during 1999, largely because of the decline in advertising expenses and cost cutting measures initiated during the second half of 1999. The various components of operating expenses are discussed below.

Advertising expenses for the second quarter of 2000 were $1,995,900 compared to $3,429,000 for the comparable quarter of 1999, a decrease of $1,433,100 or 41.8%. Advertising expenses applicable to household products increased by $423,700 (467%) during the second quarter of 2000, whereas, advertising expenses for Alpha Hydrox products decreased for the comparative three month period by
$1,856,800 (55.6%).    With respect to advertising expenses for household
products, the amount expended to advertise Scott's Liquid Gold for wood increased by $213,000, while expenditures to advertise Touch of Scent increased by $210,700. Advertising expenses during the third quarter of 2000 are expected to decrease from those of the second quarter.

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

Selling expenses for the three months ended June 30, 2000 were $1,541,800 compared to $1,759,700 for the comparable three months of 1999, a decrease of $217,900 or 12.4%. That decrease was comprised of a decrease of $104,000 in coupon and slotting, a decrease in salaries and fringe benefits of $85,500, a drop in travel expenses of $35,900, a decrease in depreciation and amortization of $114,500, all of which pertained to a license agreement regarding the Company's retinol product which expired in August 1999, and a net decrease in a variety of other expenses, none of which, by itself, was material, of $45,000; all offset by an increase in freight costs of $112,500, and an increase in promotion expenses of $54,500.

Administrative expenses for the second quarter of 2000 were $1,471,900 compared to $1,687,700 for the comparable period of 1999, a decrease of $215,800 or 12.8%. Such decrease was attributable to a decrease in salary and fringe benefit costs of $211,100 and a net decrease in other administrative expenses, none of which, by itself, was material, of $4,700.

Interest expense for the second quarter of 2000 was $301,600, approximately equal to that of $300,000 for the comparable quarter of 1999. Other income for the three months ended June 30, 2000 was $168,900 compared to $233,100 for the same period of 1999. Other income essentially consists of interest earned on the Company's cash reserves and cash deposits in its bond sinking fund.

During the second quarter of 2000 and of 1999, expenditures for research and development were not material (under 2% of revenues).

Liquidity and Capital Resources

On July 29, 1994, the Company consummated a $12 million bond issuance to finance the expansion of the Company's Denver facilities. Interest on the $12 million bond issue is payable semi-annually beginning on January 1, 1995 at the rate of 10% per annum. (The January 1 and July 1, 2000 interest payments were made in a timely manner. There is no reason to believe that the interest payment due on January 1, 2001 will not be made in conformity with the Bond Indenture.) A sinking fund payment of $1 million is required annually. Sinking fund payments for 1995 through 1999 were made as required. Currently, the Company is voluntarily paying $183,300 each month to the Trustee to cover future interest and sinking fund payments. The Trustee, at the Company's request, holds such moneys in accounts to which the Company has no access. The entire debt is due July 1, 2001, and will need to be refinanced at that time or earlier.

During the first half of 2000, the Company's working capital decreased by $1,584,800, and concomitantly, its current ratio (current assets divided by current liabilities) decreased from 2.6:1 at December 31, 1999 to 1.9:1 at June 30, 2000. This decrease in working capital is attributable to a net loss in the first six months of 2000 of $1,429,900, and a reduction in long-term debt of $554,700, both offset by depreciation in excess of capital additions of $383,000 and a decrease in other assets of $16,800. The Company has cash and cash equivalents of $5.5 million at June 30, 2000. Cash provided by operating activities for the six months ended June 30, 2000 amounted to $1,094,300 and the Company spent $46,500 on new equipment. At June 30, 2000, the ratio of consolidated funded debt to consolidated net worth was .33:1.

At June 30, 2000, trade accounts receivable were $872,500 lower than at year end, largely because sales in June of 2000 were less than those of December of 1999. At June 30, 2000, other receivables were $349,200 greater than at December 31, 1999, because of an increase in the income tax refund receivable of $379,900. Accounts payable increased from the end of 1999 through June of 2000 by $1,410,000 primarily due to the existence of advertising payables at the end of the quarter whereas none existed at the end of last year.

The Company does not anticipate any significant capital expenditures during the remainder of the year and expects that its cash and cash equivalents plus available cash flows from operating activities will fund the next twelve months cash requirements.

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

Item 2.        Not Applicable

Item 3.        Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

On May 3, 2000, the Company held its 2000 Annual Meeting of Shareholders. At that meeting, the five existing directors were nominated and re-elected as directors of the Company. These five persons constitute all members of the Board of Directors of the Company. These directors and the votes for and withheld for each of them were as follows:

                                       For          Withheld

          Mark E. Goldstein         8,686,501        144,911
          Carolyn J. Anderson       8,688,001        143,411
          Barry Shepard             8,688,201        143,211
          Dennis H. Field           8,690,001        141,411
          James F. Keane            8,690,001        141,411



Item 5.        Not Applicable

Item 6.        Exhibits and Reports on Form 8-K

          (a)  Reports on Form 8-K

          The following report was filed by the Company on Form 8-K during the second quarter of 2000: A current report on Form 8-K dated June 20, 2000 reporting an event under Item 5, Other Events.

          (b)  Exhibits

          Exhibit
          No.        Document


           10.5 Scott's Liquid Gold-Inc. Employee Stock Ownership Plan and Trust Agreement as amended through June 20, 2000.


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SCOTT'S LIQUID GOLD-INC.


August 11, 2000             BY:    /s/ Mark E. Goldstein
                                   Mark E. Goldstein
                                   President and Chief Executive Officer


August 11, 2000				 BY:    /s/ Jeffry B. Johnson
											  Jeffry B. Johnson
											  Controller



                                  EXHIBIT INDEX


          Exhibit
          No.        Document


           10.5 Scott's Liquid Gold-Inc. Employee Stock Ownership Plan and Trust Agreement as amended through June 20, 2000.