Form 10-Q/A
period 2000-06-30
SCOTTS LIQUID GOLD INC
filed 2000-08-11
CIK 88000

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated  Statements of Cash Flows (Unaudited)


                                                         Six Months Ended
		                         			   			          June 30
                                                 		 2000					   1999
Cash flows from
operating activities:
 Net income (loss)                              $(1,429,900)        $ (2,200,500)

Adjustments to reconcile net income
(loss) to net cash provided (used) by operating activities:

   Depreciation and amortization                    446,300             712,400
   Provision for doubtful accounts receivable        78,000              87,800

   Change in assets and liabilities:
   Receivables                              	       445,300           1,767,300
   Inventories                              	      (109,400)           (511,200)
   Prepaid expenses                         	        87,800             111,900
   Accounts payable and accrued expenses          1,576,200            (610,400)
                                            	       ------              ------

   Total adjustments to net income                2,524,200           1,557,800
                                                     ------              ------
   Net Cash Provided (Used)
    by Operating Activities                       1,094,300           (642,700)
                				                          ------             ------


Cash flows from investing activities:
 Purchase of property,plant &                       (46,500)         (152,000)
 equipment                    			              ------            ------

   Net Cash Used by Investing Activities            (46,500)         (152,000)
                                                     ------            ------
Cash flows from financing activities:
 Proceeds from short-term borrowings                      -           110,500
 Principal payments on short-term
 borrowings                			                      -           (72,100)
 Increase in bond sinking fund                     (554,700)         (672,900)
                               	                     ------            ------

   Net Cash Used by Financing Activities    	      (554,700)         (634,500)
                                                     ------ 			 -------
   Net Increase (Decrease) in Cash
    and Cash Equivalents             		       	 493,100        (1,429,200)


   Cash and Cash Equivalents,
    beginning of period                 			  5,008,600         5,421,400

   Cash and Cash Equivalents,
    end of period                        	      $ 5,501,700       $ 3,992,200
                            				              ======            ======

Supplemental disclosures:
   Cash paid during the period for:
   Interest                                 	   $   616,000       $   592,700
   Income taxes                           	   $    12,300       $ 1,719,600



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