Form 10-Q
period 2000-09-30
SCOTTS LIQUID GOLD INC
filed 2000-11-14
CIK 88000

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                    QUARTERLY REPORT UNDER SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                               September 30, 2000


                           Commission File No. 0-5128


                            SCOTT'S LIQUID GOLD-INC.
                               4880 Havana Street
                                Denver, CO 80239
                               Phone: 303-373-4860


             Colorado                                        84-0920811
     ----------------------                               -----------------
     State of Incorporation                                I.R.S. Employer
                                                          Identification No.


     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

                                YES /x/        NO / /


     The Registrant had 10,103,100 common shares, $0.10 par value, its only class of common stock, issued and outstanding on October 31, 2000.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)

                                                             Three Months                       Nine Months
                                                          Ended September 30,                Ended September 30,
                                                  -------------------------------      -------------------------------
                                                      2000               1999             2000                1999
                                                  ------------       ------------      ------------       ------------
Revenues :
      Net sales                                   $  7,266,500       $  8,382,300      $ 22,041,100       $ 25,907,800
      Other income                                     214,800             95,900           652,100            532,700
                                                  ------------       ------------      ------------       ------------
                                                     7,481,300          8,478,200        22,693,200         26,440,500
Costs and Expenses:
      Cost of sales                                  2,620,100          3,017,400         8,071,800          9,323,000
      Advertising                                    1,270,900          1,930,500         6,597,000         10,066,600
      Selling                                        1,354,400          1,479,500         4,296,700          4,615,000
      General and administrative                     1,333,100          1,405,100         4,383,500          4,352,700
      Interest                                         301,500            302,800           909,400            903,900
                                                  ------------       ------------      ------------       ------------
                                                     6,880,000          8,135,300        24,258,400         29,261,200
                                                  ------------       ------------      ------------       ------------
Income (loss) before income taxes                      601,300            342,900        (1,565,200)        (2,820,700)
Income tax expense (benefit)                           736,600            116,600              --             (846,500)
                                                  ------------       ------------      ------------       ------------
Net income (loss)                                 $   (135,300)      $    226,300      $ (1,565,200)      $ (1,974,200)
                                                  ============       ============      ============       ============
Net income (loss) per common share (Note 3):
      Basic                                       $      (0.01)      $       0.02      $      (0.15)      $      (0.20)
                                                  ============       ============      ============       ============
      Diluted                                     $      (0.01)      $       0.02      $      (0.15)      $      (0.20)
                                                  ============       ============      ============       ============
Weighted average shares outstanding:
      Basic                                         10,103,100         10,103,100        10,103,100         10,103,100
                                                  ============       ============      ============       ============
      Diluted                                       10,103,100         10,116,700        10,103,100         10,103,100
                                                  ============       ============      ============       ============


                 See Notes to Consolidated Financial Statements

                            SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
                                  Consolidated Balance Sheets

                                                             September 30,       December 31,
                                                                2000                 1999
                                                             -----------         -----------
ASSETS                                                       (Unaudited)
Current assets:
       Cash                                                  $ 5,820,100         $ 5,008,600
       Trade receivables (Note 3)                              1,243,000           2,212,700
       Other receivables                                          46,300             408,300
       Inventories:
             Finished goods                                    1,605,300           1,404,300
             Raw materials                                     1,190,100           1,362,000
       Prepaid expenses                                          141,500             216,000
       Deferred tax asset                                        713,700             713,700
                                                             -----------         -----------
             Total current assets                             10,760,000          11,325,600
Property, plant and equipment
       at cost                                                27,175,500          27,108,100
       Less accumulated depreciation                          10,119,100           9,477,300
                                                             -----------         -----------
                                                              17,056,400          17,630,800
Other assets                                                       1,900              18,700
                                                             -----------         -----------
       TOTAL ASSETS                                          $27,818,300         $28,975,100
                                                             ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                      $ 2,045,600         $ 1,420,600
       Accrued expenses                                        2,406,700           1,924,600
       Current maturities of long-term debt (Note 4)           1,970,000           1,000,000
                                                             -----------         -----------
              Total current liabilities                        6,422,300           4,345,200
Long-term debt (Note 4)                                        4,197,200           5,865,900
Deferred income taxes                                          1,154,500           1,154,500
                                                             -----------         -----------
                                                              11,774,000          11,365,600
Shareholders' equity (Note 5):
       Common stock                                            1,010,300           1,010,300
       Capital in excess of par                                4,829,500           4,829,500
       Retained earnings                                      10,204,500          11,769,700
                                                             -----------         -----------
             Shareholders' equity                             16,044,300          17,609,500
                                                             -----------         -----------
       TOTAL LIABILITIES AND
             SHAREHOLDERS' EQUITY                            $27,818,300         $28,975,100
                                                             ===========         ===========

                 See Notes to Consolidated Financial Statements

                     SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                      Nine Months Ended
                                                                         September 30,
                                                                -----------------------------
                                                                    2000             1999
                                                                -----------       -----------
Cash flows from operating activities:
 Net income (loss)                                              $(1,565,200)      $(1,974,200)

 Adjustments to reconcile net income(loss) to
  net cash provided (used) by operating activities:
     Depreciation and amortization                                  660,900         1,039,500
     Provision for doubtful accounts receivable                     117,000           131,600
     Change in assets and liabilities:
          Receivables                                             1,214,700           781,300
          Inventories                                               (29,100)          301,100
          Prepaid expenses                                           74,500            38,100
          Accounts payable and accrued expenses                   1,107,100           118,900
                                                                -----------       -----------
     Total adjustments to net income (loss)                       3,145,100         2,410,500
                                                                -----------       -----------
          Net Cash Provided (Used) by Operating Activities        1,579,900           436,300
                                                                -----------       -----------
Cash flows from investing activities:
     Purchase of property, plant & equipment                        (69,700)         (268,100)
                                                                -----------       -----------
          Net Cash Used by Investing Activitiess                    (69,700)         (268,100)
                                                                -----------       -----------
Cash flows from financing activities:
     Proceeds from short-term borrowings                               --             110,500
     Principal payments on short-term borrowings                       --            (100,200)
     Increase in bond sinking fund                                 (698,700)       (1,036,100)
                                                                -----------       -----------
          Net Cash Used by Financing Activities                    (698,700)       (1,025,800)
                                                                -----------       -----------
Net Increase(decrease) in Cash and Cash Equivalents                 811,500          (857,600)

Cash and Cash Equivalents, beginning of period                    5,008,600         4,563,800
                                                                -----------       -----------
Cash and Cash Equivalents, end of period                        $ 5,820,100       $ 3,706,200
                                                                ===========       ===========
Supplemental disclosures:
   Cash paid during the period for:
     Interest                                                   $   919,500       $   897,800
                                                                ===========       ===========
     Income taxes                                               $      --         $     2,400
                                                                ===========       ===========


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

Note 2.

     Pursuant to Emerging Issue Task Force Issue 00-14 "Accounting for Certain Sales Incentives", coupon related costs previously reflected as a component of Selling expenses are now reflected as a reduction to Net Sales. Results for the three and nine months ended September 30, 2000 and 1999 presented herein have been restated to reflect this change.

Note 3.

     Allowance for doubtful accounts at September 30, 2000 and December 31, 1999 were $749,900 and $645,500, respectively.

Note 4.

     In November 2000, the Company received a commitment for a seven-year term loan in the amount of $4.6 million with a commercial bank at an initial interest rate of 9.5%, to be adjusted annually on the anniversary date to the bank's then current prime rate, principal and interest payable monthly. The loan agreement with the Company's bank will contain affirmative and negative covenants. The proceeds of the loan along with the existing bond sinking fund and cash on hand will be used to pay-off the Company's $12 million bond indebtedness. The Company's bond indebtedness is due on July 1, 2001, however the Company has sent out a notice for the redemption of the bonds on November 27, 2000. The financial statements reflect the maturities of the new agreement. Below are the balance sheets as they would appear under various circumstances at September 30, 2000:

                                                                                  If refinancing
                                            Prior to             New terms        had taken place
                                           Refinancing          as presented         on 9/30/00
                                           -----------          -----------       ---------------
     Current Assets                        $10,760,000          $10,760,000         $ 9,267,000
     Other Assets                           17,058,300           17,058,300          17,108,100
                                           -----------          -----------         -----------
        Total Assets                       $27,818,300          $27,818,300         $26,375,100
                                           ===========          ===========         ===========

     Current Liabilities                   $10,619,500*         $ 6,422,300         $ 5,062,300
     Long-term & Other Liabilities           1,154,500            5,351,700           5,268,500
     Shareholders' Equity                   16,044,300           16,044,300          16,044,300
                                           -----------          -----------         -----------
        Total Liabilities & Equity         $27,818,300          $27,818,300         $26,375,100
                                           ===========          ===========         ===========

     * The current liabilities include the principal amount of the Company's bond indebtedness, less the amount in the bond sinking fund, for a total of $6,167,200.

                     SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
                         Notes to Consolidated Financial
                             Statements (Unaudited)


Note 5.

     Per share data was determined by using the weighted average number of common shares outstanding. Common equivalent shares are considered only for diluted earnings per share, unless considered anti-dilutive.

     As of September 30, 2000 and 1999, the Company had 863,400 and 893,300 stock options outstanding, respectively.

     A reconciliation of the weighted average number of common shares outstanding follows:

                                                        Three Months Ended                   Nine Months Ended
                                                          September 30,                         September 30,
                                                     2000               1999               2000               1999
                                                  ----------         ----------         ----------         ----------
     Common shares outstanding,
          beginning of period                     10,103,100         10,103,100         10,103,100         10,103,100
                                                  ----------         ----------         ----------         ----------
      Weighted average number of
          shares outstanding                      10,103,100         10,103,100         10,103,100         10,103,100
     Incremental common equivalent shares               --               13,600               --                 --
                                                  ----------         ----------         ----------         ----------
     Diluted weighted average number of
          common shares outstanding               10,103,100         10,116,700         10,103,100         10,103,100
                                                  ==========         ==========         ==========         ==========

     At September 30, 2000, there were authorized 50,000,000 shares of the Company's $0.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series.

Note 6.

     The following provides information on the Company's segments for the three and nine months ended September 30, 2000 and 1999:

                                                                      Three Months ended September 30,
                                                  -----------------------------------------------------------------------
                                                                2000                                    1999
                                                  -------------------------------         -------------------------------
                                                   Household           Skin Care          Household            Skin Care
                                                    Products           Products            Products             Products
                                                  -----------         -----------         -----------         -----------
     Nets sales to external customers             $ 3,031,100         $ 4,235,400         $ 3,159,200         $ 5,223,100
                                                  ===========         ===========         ===========         ===========
     Income (loss) before profit sharing,
       bonuses and income taxes                   $   258,000         $   343,300         $   415,600         $   (72,700)
                                                  ===========         ===========         ===========         ===========


                     SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
                         Notes to Consolidated Financial
                             Statements (Unaudited)


Note 6. (continued)

                                                                       Nine Months ended September 30,
                                                  -----------------------------------------------------------------------
                                                                2000                                    1999
                                                  -------------------------------         -------------------------------
                                                   Household             Skin Care             Household            Skin Care
                                                    Products              Products              Products             Products
                                                  ------------          ------------          ------------         ------------
     Nets sales to external customers             $  9,348,100          $ 12,693,000          $  9,498,400         $ 16,409,400
                                                  ============          ============          ============         ============
     Income (loss) before profit sharing,
       bonuses and income taxes                   $    (16,500)         $ (1,548,700)         $  1,272,200         $ (4,092,900)
                                                  ============          ============          ============         ============


     The following is a reconciliation of segment information to consolidated information for the three and nine months ended September 30, 2000 and 1999:

                                                         Three Months Ended                         Nine Months Ended
                                                           September 30,                               September 30,
                                                      2000                 1999                2000                   1999
                                                  ------------         ------------         ------------          ------------
     Net sales to external customers              $  7,266,500         $  8,382,300         $ 22,041,100          $ 25,907,800
     Other income                                      214,800               95,900              652,100               532,700
                                                  ------------         ------------         ------------          ------------
     Consolidated revenues                        $  7,481,300         $  8,478,200         $ 22,693,200          $ 26,440,500
                                                  ============         ============         ============          ============

     Income (loss) before profit sharing,
       bonuses and income taxes for
       reportable segments                        $    601,300         $    342,900         $ (1,565,200)         $ (2,820,700)
     Corporate activities                                 --                   --                   --                    --
                                                  ------------         ------------         ------------          ------------
     Consolidated income (loss) before
       Income taxes                               $    601,300         $    342,900         $ (1,565,200)         $ (2,820,700)
                                                  ============         ============         ============          ============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS
                 Summary of Results as a Percentage of Net Sales

                                                                          Nine Months Ended
                                                       Year Ended           September 30,
                                                       December 31,     ---------------------
                                                         1999           2000             1999
                                                       ------------     ----             ----
                                                       (Audited)             (Unaudited)
     Net sales
       Scott's Liquid Gold household products            37.7%           42.4%           36.7%
       Neoteric Cosmetics                                62.3%           57.6%           63.3%
                                                        -----           -----           -----
     Total net sales                                    100.0%          100.0%          100.0%
       Cost of sales                                     35.2%           36.6%           36.0%
                                                        -----           -----           -----
     Gross profit                                        64.8%           63.4%           64.0%
     Other revenue                                        1.8%            3.0%            2.1%
                                                        -----           -----           -----
                                                         66.6%           66.4%           66.1%
                                                        -----           -----           -----
     Operating expenses                                  65.4%           69.3%           73.5%
     Interest                                             3.6%            4.1%            3.5%
                                                        -----           -----           -----
                                                         69.0%           73.4%           77.0%
                                                        -----           -----           -----
     Loss before income taxes                            (2.4%)          (7.0%)         (10.9%)
                                                        =====           =====           =====

                      Nine Months Ended September 30, 2000
                 Compared to Nine Months Ended September 30,1999

     Consolidated net sales for the first three quarters of 2000 were $22,041,100 vs $25,907,800 for the first nine months of 1999, a decrease of $3,866,700 or about 14.9%. Product volumes declined while average selling prices for the nine months of the year 2000 were up by $1,188,300 over those of the comparable period of 1999, prices of household products being up by $475,100, while average selling prices of skin care products were up by $713,200.

     During the first nine months of 2000, net sales of skincare products accounted for 57.6% of consolidated net sales compared to 63.3% for the comparable period of 1999. Net sales of these products for those periods were $12,693,000 in 2000 compared to $16,409,400 in 1999, a decrease of $3,716,400 or
22.6%. Almost all of that sales decrease resulted from reduced unit sales of the Company's line of alpha hydroxy acid products and its other skin care products, including certain items introduced to the marketplace during the most recent two years. The Company believes that its skin care sales were adversely affected by the Company's emphasis on retinol products in allocating its advertising dollars during 1999, and by intense competition from producers of similar or alternative products, many of whom are considerably larger than Neoteric Cosmetics, Inc, the Company's skin care subsidiary. In the year 2000, the Company implemented a revised approach to its television advertising, emphasizing short advertising spots on various television channels. The Company continues to address the decrease in sales of products in the alpha hydroxy acid category of skin care products through the introduction of new products which target "niche" market opportunities. However, sales of such new products have not been sufficient to offset declining shipments of alpha hydroxy acid-based products. During the second half of the year 2000, the Company introduced a new Alpha Hydrox Facial Moisturizing Cleanser and a new Alpha Hydrox Under Eye Renewal treatment. Products planned for shipment early in 2001 include a line of skin care products specifically designed for problems common to mature women called Alpha Radiance and a unique topical analgesic,

RubOut, which helps fade the discoloration of bruises and eases the pain from muscle sprains and bruises.

     During the first half of 1999, the Company's subsidiary, Neoteric Cosmetics, Inc., introduced Neoteric Diabetic Skin Care, a healing creme and a therapeutic moisturizer developed by the Company to address skin conditions of diabetics which are caused by poor blood circulation. More recently, the Company announced its development of Alpha Hydrox Fade Creme, which was designed to lighten age spots and skin discoloration caused by sun exposure and other factors, and Alpha Hydrox Oxygenated Oil Moisturizer, the Company's second skin care product based upon a patented oxygenated oil technology. Sales of these two new products and of the diabetic products have been satisfactory. The Company has discontinued its Belleza Latina product line which was introduced during the second half of 1998.

     Sales of household products for the first nine months of 2000 accounted for 42.4% of consolidated net sales compared to 36.7% for the same period of 1999. These products are comprised of "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener. For the first three quarters of 2000, sales of household products were $9,348,100 compared to $9,498,400 for the same period of 1999, a decrease of $150,300 or 1.6%. Sales of "Scott's Liquid Gold" for wood were down by $255,600, a decrease of 3.8%, while sales of "Touch of Scent" were up by $105,300 or 3.7%. As noted in previous reports to shareholders, efforts in recent years to revitalize Touch of Scent have produced less than satisfactory results. Although the Company continues to seek products to replace or augment Touch of Scent, particularly products which would increase the utilization of the Company's manufacturing facilities, it believes that a consolidation of purchasing activities by certain customers may continue to help to improve Touch of Scent sales during 2000.

     On a consolidated basis, cost of goods sold was $8,071,800 during the first three quarters of 2000 compared to $9,323,000 for the same period of 1999, a decrease of $1,251,200 or 13.4%, but on a decrease in sales of 14.9%. As a percentage of consolidated net sales for 2000 through September, cost of goods sold was 36.6% compared to 36.0% in 1999, an increase of 1.7% which as essentially due to a change in product mix and to the spreading of fixed manufacturing costs over lower unit production in the first three quarters of 2000 than in 1999.

     Operating expenses, comprised primarily of advertising, selling and administrative expenses, decreased 19.7% as a percentage of sales in first three quarters of 2000, when compared to the first three quarters of 1999, largely because of the decline in advertising expenses and cost cutting measures initiated during the second half of 1999. The various components of operating expenses are discussed below.

     Advertising expenses for the first three quarters of 2000 were $6,597,000 compared to $10,066,600 for the comparable period of 1999, a decrease of $3,469,600 or 34.5%. Compared to the first nine months of 1999, advertising expenses applicable to household products increased by $626,000 (105.1%), while advertising expenses for Alpha Hydrox products, decreased by $4,095,600 (43.2%). With respect to household products, the amount expended to advertise Scott's Liquid Gold for wood increased by $635,200 while expenditures to advertise Touch of Scent decreased by $9,200.

     The Company's management believes that the Company's ability to create and broadcast on television effective advertising is a key element in sales of the Company's products. Regardless of year to year or quarter to quarter changes in advertising expenditures, the Company must continue to advertise aggressively whenever it is fiscally responsible to do so because (i) the markets for skincare products, furniture polish, and air fresheners are highly competitive and, accordingly, the Company's brand names, particularly Alpha Hydrox and Scott's Liquid Gold, need to be kept in front of the consuming public; and (ii) television advertising currently is the best option available to the Company in its on-going attempt to increase the sales levels of its cosmetic and household products. Sustaining the Company's advertising program is highly dependent upon sales of its skincare products.

     Selling expenses for the nine months ended September 30, 2000 were $4,296,700 compared to $4,615,000 for the comparable nine months of 1999, a decrease of $318,300 or 6.9%. That decrease was comprised of reduced brokerage commissions and freight expense (which vary with sales volume) of $117,600, a reduction (a part of the Company's cost reduction program) in field salaries and fringe benefits of $106,100, a decrease in depreciation and amortization of $304,900 all of which pertained to a license agreement regarding the Company's retinol product which expired in August of 1999, and a net decrease in a variety of other expenses, none of which, by itself, was material, of $38,100; all offset by an increase in the cost of promotional merchandise of $144,500, and an increase in slotting allowances of $103,900.

     Administrative expenses for the first nine months of 2000 were $4,383,500 compared to $4,352,700 for the comparable period of 1999, an increase of $30,800 or .7%. Such increase was attributable to the 1999 recovery, through insurance, of $550,000 in legal and professional fees which were expensed in prior periods, a decrease in other legal expenses of $49,800, a reduction in salaries and fringe benefits of $508,900 (also a part of the Company's cost reduction program), all offset by net increases in other administrative expenses, none of which, by itself, was material, of $39,500.

     Interest expense for the first three quarters of 2000 was $909,400 approximately equal to an expense of $903,900 for the first nine months of 1999. Other income for the nine months ended September 30, 2000 was $652,100 compared to $532,700 for the same period of 1999. Other income essentially consists of interest earned on the Company's cash reserves and on its bond sinking fund. During the first three quarters of 2000 and of 1999, expenditures for research and development were not material (under 2% of revenues).


                      Three Months Ended September 30, 2000
                Compared to Three Months Ended September 30,1999

     Consolidated net sales for the third quarter of 2000 were $7,266,500 vs. $8,382,300 for the comparable quarter of 1999, a decrease of $1,115,800 or about 13.3%. Average selling prices for the third quarter of 2000 were higher by $522,500 than those of the comparable period of 1999, with prices of household products up by $102,000 (about 32% of which related to Touch of Scent and 68% to Liquid Gold), while average selling prices of skincare products were up by $420,500.

     During the third quarter of 2000, net sales of skincare products accounted for 58.3% of consolidated net sales compared to 62.3% for the third quarter of 1999. Net sales of these products for those periods were $4,235,400 in 2000 compared to $5,223,100 in 1999, a decrease of $987,700 or 18.9%. Almost all of that sales decrease resulted from reduced unit sales of the Company's line of alpha hydroxy acid products and its other skin care products, including certain items introduced to the marketplace during the most recent two years. The Company believes that its skin care sales were adversely affected by the Company's emphasis on retinol products in allocating its advertising dollars during 1999, and by intense competition from producers of similar or alternative products, many of whom are considerably larger than Neoteric Cosmetics, Inc, the Company's skin care subsidiary. Please see the discussion above for the first nine months of 2000 regarding sales of alpha hydroxy acid products.

     During the first half of 1999, the Company's subsidiary, Neoteric Cosmetics, Inc., introduced Neoteric Diabetic Skin Care, a healing creme and a therapeutic moisturizer developed by the Company to address skin conditions of diabetics which are caused by poor blood circulation. More recently, the Company announced its development of Alpha Hydrox Fade Creme, which was designed to lighten age spots and skin discoloration caused by sun exposure and other factors, and Alpha Hydrox Oxygenated Oil Moisturizer, the Company's second skin care product based upon a patented oxygenated oil technology. Sales of these two new products and of the diabetic products have been satisfactory.

     Sales of household products for the third quarter of 2000 accounted for 41.7% of consolidated net sales compared to 37.7% for the same period of 1999. These products are comprised of "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener. During the third quarter of 2000, sales of household products were $3,031,100 compared to $3,159,200 for the same three months of 1999, a decrease of $128,100 or 4.1%. Sales of "Scott's Liquid Gold" for wood were down by $85,000, a decrease of 3.9%, while sales of "Touch of Scent" were down by $43,100 or 4.4%. As noted in previous reports to shareholders, efforts in recent years to revitalize Touch of Scent have produced less than satisfactory results.

     On a consolidated basis, cost of goods sold was $2,620,100 during the third quarter of 2000 compared to $3,017,400 for the same quarter of 1999, a decrease of $397,300 or 13.2%, which was close to the sales decrease of 13.3% for the quarter. As a percentage of consolidated net sales for the third quarter of 2000, cost of goods sold was 36.1% compared to 36.0% in 1999.

     Advertising expenses for the three months ended September 30, 2000 were $1,270,900 compared to $1,930,500 for the comparable period of 1999, a decrease of $659,600 or 34.2%. Compared to the third quarter of 1999, advertising expenses applicable to household products, increased by $105,300, whereas advertising expenses for Alpha Hydrox products decreased by $764,900 (about 40.9%). With respect to household products, the amount expended to advertise Scott's Liquid Gold for wood increased by $113,800 while expenditures to advertise Touch of Scent decreased by $8,500.

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

     Selling expenses for the three months ended September 30, 2000 were $1,354,400 compared to $1,479,500 for the comparable three months of 1999, a decrease of $125,100 or 8.5%. That decrease was comprised of a decrease of $87,800 in brokerage commissions and freight (which vary with sales volume), a decrease in salaries and fringe benefits of $42,000, a decrease in depreciation and amortization of $76,000 all of which pertained to a license agreement regarding the Company's retinol product which expired in August of 1999, all offset by an increase in the cost of promotional merchandise of $37,500, and a net increase in a variety of other expenses, none of which, by itself, was material, of $43,200.

     Administrative expenses for the third quarter of 2000 were $1,333,100 compared to $1,405,100 for the comparable quarter of 1999, a decrease of $72,000 or 5.1%. Such decrease was attributable to a reduction in salaries and fringe benefits of $123,000, offset by a increase of $44,400 in legal and professional fees, and by a net increase in other administrative expenses, none of which, by itself, was material, of $6,600.

     Interest expense for the third quarter of 2000 was $301,500 approximately the same as it was for the third quarter of 1999. Other income for the three months ended September 30, 2000 was $214,800 compared to $95,900 for the same period of 1999, an increase of $118,900, or 124%. This difference is attributable to an accounting change at the end of the third quarter of 1999 by which interest earned was changed from a cash received basis to an accrual basis. On a year-to date basis (September 30, 2000 and 1999), other income is reported herein on a comparable basis. Other income essentially consists of interest earned on the Company's cash reserves and on its bond sinking fund.

     During the third quarter of 2000 and of 1999, expenditures for research and development were not material (under 2% of revenues).

Liquidity and Capital Resources

     On July 29, 1994, the Company consummated a $12 million bond issuance to finance the expansion of the Company's Denver facilities. Interest on the $12 million bond issue is payable semi-annually beginning on January 1, 1995 at the rate of 10% per annum. The January 1 and July 1, 2000 interest payments were made in a timely manner. A sinking fund payment of $1 million is required annually. Sinking fund payments for 1995 through 1999 were made as required. The Company, at its request, has no access to any funds paid to the Trustee in excess of those payments required by the Indenture. In early November of 2000, the Company received a commitment from a bank for a loan of approximately $4,600,000 which will be used along with its sinking fund balance and part of the Company's available cash to redeem all of the $12 million bonds outstanding. This new borrowing will be for seven years at the prime rate (currently 9.5%), adjustable yearly, with principal and interest payable monthly. The funding of this new loan and concurrent redemption of the outstanding bonds will take place in late November 2000.

     The Company has no significant capital expenditures planned for the balance of 2000 and expects that its available cash and cash flows from operating activities will be adequate to fund the Company's cash requirements for the next twelve months.

     During the first three quarters of 2000, the Company's working capital decreased by $2,642,700 and concomitantly, its current ratio (current assets divided by current liabilities) decreased from 2.6:1 at December 31, 1999 to 1.7:1 at September 30, 2000. This decrease in working capital is attributable to a net loss in the first nine months of 2000 of $1,565,200 and a reduction in long-term debt of $1,668,700 both offset by depreciation in excess of capital additions of $574,400 and a decrease in other assets of $16,800.

     At September 30, 2000, trade accounts receivable were $969,700 lower than at year end, largely because sales in September of 2000 were less than those of December of 1999. At September 30, 2000, other receivables were lower than they were at December 31, 1999 by $362,000 primarily due to the receipt by the Company of a federal income tax refund for 1999. Accounts payable increased from the end of 1999 through September of 2000 by $625,000 primarily due to the existence of advertising payables at the end of the quarter whereas none existed at the end of last year. The increase in accrued expense at September 30, 2000 from December 31, 1999 is attributable to accrued payroll, fringe benefits and accrued legal expenses.

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

Market Risks

     Market risk represents the risk of loss due to adverse changes in financial and commodity market prices and rates. Through October 31, 2000, the Company has not been materially exposed to market risks regarding interest rates because the Company's bonds had a fixed interest rate. As indicated above, the Company's borrowings to redeem the bonds in late November, 2000 have an interest rate which is adjusted annually and is equal to the prime rate of the lending bank. Further, the Company does not use foreign currencies in its business. Currently, it receives payments for sales to parties in foreign countries through letters of credit in U.S. dollars. Additionally, the Company does not use derivative instruments or engage in hedging activities. As a result, the Company does not believe that near-term changes in market risks will have a material effect on its results of operations, financial position or cash flows of the Company

Forward-Looking Statements

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

Item 6. Exhibits and Reports on Form 8-K

     (a)  Reports on Form 8-K

     The following report was filed by the Company on Form 8-K during the third quarter of 2000: A current report on Form 8-K dated August 21, 2000 reporting the election of a new director under Item 5, Other Events.


                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SCOTT'S LIQUID GOLD-INC.



November 13, 2000                      BY: /s/ Mark E. Goldstein
                                          ------------------------------
                                          Mark E. Goldstein
                                          President and Chief Executive Officer


                                          /s/ Jeffry B. Johnson
                                          -------------------------------
                                          Jeffry B. Johnson
                                          Chief Financial Officer and Treasurer