Form 10-K405
period 2000-12-31
SCOTTS LIQUID GOLD INC
filed 2001-03-30
CIK 88000

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to __________________

Commission file number 0-5128


                            SCOTT'S LIQUID GOLD-INC.
                            ------------------------
             (Exact name of Registrant as specified in its charter)

                   Colorado                              84-0920811
     --------------------------------                -------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)


         4880 Havana Street, Denver, CO                    80239
     ----------------------------------------           ----------
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

                                 Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of the Registrant's voting stock held as of March 7, 2001, by non-affiliates of the Registrant was $4,218,368. This calculation assumes that certain parties may be affiliates of the Registrant and that, therefore, 6,113,577 shares of voting stock are held by non-affiliates.

     As of March 7, 2001, the Registrant had 10,103,058 shares of its $0.10 par value common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's 2000 Annual Report to shareholders is incorporated by reference in Parts I, II and IV. The Registrant's definitive Proxy Statement for the Annual Meeting of shareholders to be held on May 2, 2001, is incorporated by reference in Part III.

                            SCOTT'S LIQUID GOLD-INC.

                                ANNUAL REPORT ON

                                    FORM 10-K

                        FOR YEAR ENDED DECEMBER 31, 2000

                                     PART I

ITEM 1. BUSINESS.

     Portions of the 2000 Annual Report to shareholders of Scott's Liquid Gold-Inc. (the "Company" or "Registrant") are attached to this Report as Exhibit 13 and are called in this Report the "Annual Report". The information set forth under the headings "Description of Business," "Management Discussion and Analysis of Financial Condition and Results of Operations" and Note 8 of Notes to Consolidated Financial Statements of the Annual Report hereby is incorporated by reference into this Report.

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

ITEM 2. PROPERTIES.

     The information set forth under "Description of Business - Properties," "Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 5 of Notes to Consolidated Financial Statements of the Annual Report hereby is incorporated by reference into this Report.

ITEM 3. LEGAL PROCEEDINGS.

     As previously reported, a lawsuit was commenced in May of 1996 against Neoteric Cosmetics, Inc. and others not related to the Company alleging infringement of certain patents. Neoteric Cosmetics is the Company's wholly-owned subsidiary which manufactures and sells skin care products under the name Alpha Hydrox. The lawsuit was brought by TriStrata Technology, Inc. in the United States District Court for the District of Delaware. The plaintiff in the lawsuit alleged that Neoteric Cosmetics contributes to and/or induces infringement of the patents owned by the plaintiff by selling and promoting Neoteric Cosmetics skin care products for the purpose of visibly reducing a human skin wrinkle and/or fine lines and for the purpose of treating and/or preventing cosmetic conditions and dermatologic disorders of the human skin such as wrinkles and fine lines. In December of 2000 the Company settled the lawsuit. This settlement is contained in a license agreement between TriStrata and Neoteric Cosmetics, Inc. Under the license agreement,

TriStrata grants to Neoteric Cosmetics and its affiliates a non-exclusive license to make and sell skin care products using certain alpha hydroxy acids for, among other things, the reduction of the appearance of skin wrinkles and the reduction in the appearance of skin changes associated with aging. The license agreement covers a territory which includes the United States and certain foreign countries. In accordance with the license agreement, Neoteric Cosmetics has issued a fixed payment for alleged past infringements and will pay a royalty on future net sales of products covered by the license agreement.

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

     The Company applied for federal registration of the trademark "Alpha Hydrox" with U.S. Patent and Trademark Office. The issuance of this trademark was challenged on the basis that the name of the Company's product is a description of the type of acid used as an ingredient. This challenge was denied by the United States Patent and Trademark Office in 1999. No appeal was filed. The Company has received the federal registration of "Alpha Hydrox" from the U.S. Patent and Trademark Office.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.

  Name of Nominee and Position                        Director                      Principal Occupation for
       in the Company                        Age       Since                            Last Five Years
  ----------------------------               ---      --------                      ----------------------
Mark E. Goldstein                             44       1983      Chairman of the Board of the Company since February 22, 2000,
(Chairman of the Board, President                                President and Chief Executive Officer since August, 1990.
and Chief Executive Officer)                                     From 1982 to 1990, Vice President-Marketing of the Company.
                                                                 Employed by the Company since 1978.

Carolyn J. Anderson                           62       1974      Executive Vice President since 1974, Chief Operating Officer
(Executive Vice President, Chief                                 of the Company since 1982 and Corporate Secretary since 1973.
Operating Officer and Corporate                                  Employed by the Company since 1970.
Secretary)

Jeffrey R. Hinkle                             47       2000      Vice President-Marketing of the Company since February 22, 2000.
                                                                 From 1995 to February 2000, Vice President-Marketing of the
                                                                 Company's subsidiaries. Employed by the Company since 1981.

Jeffry B. Johnson                             55       2000      Treasurer and Chief Financial Officer of the Company since
(Treasurer and Chief                                             November 2000.  From 1981 to 2000, Controller of Company.
Financial Officer)                                               Employed by the Company since 1976.


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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information set forth under "Management Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures about Market Risks" of the Annual Report hereby is incorporated by reference into this Report.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     For Part III, the information set forth in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 2, 2001, hereby is incorporated by reference into this Report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)    Financial Statements:

               Consolidated Statements of Operations -
                    Years ended December 31, 2000, 1999 and 1998

               Consolidated Balance Sheets -
                    December 31, 2000 and 1999

               Consolidated Statements of Cash Flows -
                    Years ended December 31, 2000, 1999 and 1998

               Consolidated Statements of Shareholders' Equity -
                    Years ended December 31, 2000, 1999 and 1998

               Notes to Consolidated Financial Statements

               Report of Independent Public Accountants

   (2)    Financial Statement Schedules:

               II - Valuation and Qualifying Accounts -
                         Years ended December 31, 2000, 1999 and 1998

     Inasmuch as Registrant is primarily a holding company and all subsidiaries are wholly-owned, only consolidated statements are being filed. Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or notes to the financial statements.

(b)       Reports on Form 8-K:

     The following report was filed by the Company on Form 8-K during the quarter ended December 31, 2000: None.

(c)       Exhibits:

EXHIBIT
   NO.                             DOCUMENT
-------                            --------
 3.1      Restated Articles of Incorporation, as amended and restated through
          May 1, 1996, incorporated by reference to Exhibit 3.1 of the Company's
          Quarterly Report on Form 10-Q for the quarterly period ended June 30,
          1996.

 3.2 Bylaws, as amended through February 27, 1996, incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

 4.1      Promissory Note, dated November 21, 2000, payable to Citywide Banks;
          Assignment of Rents, dated November 21, 2000, between the Company and
          Citywide Banks; Deed of Trust, dated November 21, 2000, by the Company for Citywide Banks; and Business Loan Agreement, dated November 21,
          2000, between the Company and Citywide Banks.

10.1* Scott's Liquid Gold-Inc. Fourth Amended Health and Accident Plan effective January 1, 1995, incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended
          December 31, 1999.

10.2* Amended Key Executive Disability Plan--Scott's Liquid Gold-Inc., incorporated by reference to Exhibit 10.2 of Annual Report on Form
          10-K for the year ended December 31, 1997, incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999

10.3*     2001 Key Executive Bonus Plan.

10.4* Indemnification Agreements dated May 6, 1987, between the Registrant and Mark E. Goldstein and Carolyn J. Anderson, incorporated by reference to Exhibit 10.4 of Annual Report on Form 10-K for the year ended December 31, 1998. An Indemnification Agreement dated December
          23, 1991, between the Registrant and Dennis H. Field, and an Amendment to Indemnification Agreement dated January 17, 1992, between the
          Registrant and Dennis H. Field, incorporated by reference to Exhibit
          10.5 of Annual Report on Form 10-K for the year ended December 31,
          1997. Indemnification Agreement dated February 23, 1993, between the
          Registrant and James F. Keane, incorporated by reference to Exhibit
          10.4 of Annual Report on Form 10-K for the year ended December 31,
          1998. Indemnification Agreement, dated July 12, 2000, between the
          Company and Jeffrey R. Hinkle; Indemnification Agreement, dated August
          16, 2000, between the Company and Carl A. Bellini; and Indemnification
          Agreement, dated November 2, 2000, between the Company and Jeffry B.
          Johnson.

10.5*     Scott's Liquid Gold-Inc. Employee Stock Ownership Plan and Trust
          Agreement, effective January 1, 1989, and First and Second Amendments thereto, incorporated by reference to Exhibit 10.5 of the Company's
          Annual Report of Form 10-K for the year ended December 31, 2000.

10.6* Scott's Liquid Gold-Inc. 1993 Stock Option Plan for Outside Directors, incorporated by reference to Exhibit 4.7 of the Company's Registration
          Statement No. 33-63254 on Form S-8, filed with the Commission on May
          25, 1993.

10.7* Scott's Liquid Gold-Inc. 1998 Stock Option Plan, incorporated by reference to Exhibit 4.3 of the Company's Registration Statement No.
          333-51710, filed with the Commission on December 12, 2000.

13        Portions of 2000 Annual Report to Security Holders.

21 List of Subsidiaries, incorporated by reference to Exhibit 21 of Annual Report on Form 10-K for the year ended December 31, 1998.

23        Consent of Arthur Andersen LLP.

24        Powers of Attorney.

-------------------

* Management contract or compensatory plan or arrangement

                              SUPPORTING SCHEDULES

Supporting Schedules

Valuation and Qualifying Accounts      Scott's Liquid Gold-Inc. and Subsidiaries
Schedule II

Column A                                  Column B        Column C        Column D        Column E

                                                          Additions       Deductions
                                                              1               2
                                          Balance at      Charge to       Charges to      Balance at
                                          Beginning       Costs and         other           End of
           Description                    of Period        Expenses       Accounts(1)       Period
---------------------------------         ----------      ---------       -----------     ----------
Year Ended December 31, 2000
  Allowance for doubtful accounts         $645,500         $27,800         $78,300         $595,000

Year Ended December 31, 1999
  Allowance for doubtful accounts         $679,200              --         $33,700         $645,500

Year Ended December 31, 1998
  Allowance for doubtful accounts         $635,700         $43,500             -0-         $679,200


(1)  Uncollectible accounts written off, net of recoveries.


                    Report of Independent Public Accountants


To the Board of Directors and Shareholders of Scott's Liquid Gold-Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Scott's Liquid Gold-Inc.'s 2000 Annual Report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 26, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Arthur Andersen LLP
Denver, Colorado,
January 26, 2001

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:  March 30, 2001.

                                       SCOTT'S LIQUID GOLD-INC.
                                       a Colorado corporation

                                       By: /s/ Mark E. Goldstein
                                           -------------------------------
                                           Mark E. Goldstein, President
                                           Principal Executive Officer

                                       By: /s/ Jeffry B. Johnson
                                           -------------------------------
                                           Jeffry B. Johnson, Treasurer
                                           Principal Financial Officer

                                       By: /s/ Brian L. Boberick
                                           -------------------------------
                                           Brian L. Boberick, Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

Date             Name and Title              Signature
----             --------------              ---------

March 30, 2001   Carolyn J. Anderson,   )
                 Director               )
                                        )    /s/ Jeffry B. Johnson
                                        )    ----------------------------------
March 30, 2001   Dennis H. Field,       )    Jeffry B. Johnson, for himself and
                 Director               )    as Attorney-in-Fact for the named
                                        )    directors who together constitute
March 30, 2001   Mark E. Goldstein,     )    all of the members of Registrant's
                 Director               )    Board of Directors
                                        )
March 30, 2001   James F. Keane,        )
                 Director               )
                                        )
March 30, 2001   Jeffry B. Johnson,     )
                 Director               )
                                        )
March 30, 2001   Jeffrey R. Hinkle,     )
                 Director               )
                                        )
March 30, 2001   Carl A. Bellini,       )
                 Director               )

                                  EXHIBIT INDEX


EXHIBIT
   NO.                             DOCUMENT
-------                            --------
 3.1      Restated Articles of Incorporation, as amended and restated through
          May 1, 1996, incorporated by reference to Exhibit 3.1 of the Company's
          Quarterly Report on Form 10-Q for the quarterly period ended June 30,
          1996.

 3.2 Bylaws, as amended through February 27, 1996, incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

 4.1      Promissory Note, dated November 21, 2000, payable to Citywide Banks;
          Assignment of Rents, dated November 21, 2000, between the Company and
          Citywide Banks; Deed of Trust, dated November 21, 2000, by the Company for Citywide Banks; and Business Loan Agreement, dated November 21,
          2000, between the Company and Citywide Banks.

10.1* Scott's Liquid Gold-Inc. Fourth Amended Health and Accident Plan effective January 1, 1995, incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended
          December 31, 1999.

10.2* Amended Key Executive Disability Plan--Scott's Liquid Gold-Inc., incorporated by reference to Exhibit 10.2 of Annual Report on Form
          10-K for the year ended December 31, 1997, incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999

10.3*     2001 Key Executive Bonus Plan.

10.4* Indemnification Agreements dated May 6, 1987, between the Registrant and Mark E. Goldstein and Carolyn J. Anderson, incorporated by reference to Exhibit 10.4 of Annual Report on Form 10-K for the year ended December 31, 1998. An Indemnification Agreement dated December
          23, 1991, between the Registrant and Dennis H. Field, and an Amendment to Indemnification Agreement dated January 17, 1992, between the
          Registrant and Dennis H. Field, incorporated by reference to Exhibit
          10.5 of Annual Report on Form 10-K for the year ended December 31,
          1997. Indemnification Agreement dated February 23, 1993, between the
          Registrant and James F. Keane, incorporated by reference to Exhibit
          10.4 of Annual Report on Form 10-K for the year ended December 31,
          1998. Indemnification Agreement, dated July 12, 2000, between the
          Company and Jeffrey R. Hinkle; Indemnification Agreement, dated August
          16, 2000, between the Company and Carl A. Bellini; and Indemnification
          Agreement, dated November 2, 2000, between the Company and Jeffry B.
          Johnson.

10.5*     Scott's Liquid Gold-Inc. Employee Stock Ownership Plan and Trust
          Agreement, effective January 1, 1989, and First and Second Amendments thereto, incorporated by reference to Exhibit 10.5 of the Company's
          Annual Report of Form 10-K for the year ended December 31, 2000.

10.6* Scott's Liquid Gold-Inc. 1993 Stock Option Plan for Outside Directors, incorporated by reference to Exhibit 4.7 of the Company's Registration
          Statement No. 33-63254 on Form S-8, filed with the Commission on May
          25, 1993.

10.7* Scott's Liquid Gold-Inc. 1998 Stock Option Plan, incorporated by reference to Exhibit 4.3 of the Company's Registration Statement No.
          333-51710, filed with the Commission on December 12, 2000.

13        Portions of 2000 Annual Report to Security Holders.

21 List of Subsidiaries, incorporated by reference to Exhibit 21 of Annual Report on Form 10-K for the year ended December 31, 1998.

23        Consent of Arthur Andersen LLP.

24        Powers of Attorney.

-------------------

* Management contract or compensatory plan or arrangement