Form 10-Q
period 2001-03-31
SCOTTS LIQUID GOLD INC
filed 2001-05-10
CIK 88000

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


                    QUARTERLY REPORT UNDER SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED
                                 March 31, 2001


                           Commission File No. 0-5128


                            SCOTT'S LIQUID GOLD-INC.
                               4880 Havana Street
                                Denver, CO 80239
                               Phone: 303-373-4860

      Colorado                                                    84-0920811
----------------------                                       -------------------
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

                              YES   X        NO
                                  -----         -----


         The Registrant had 10,103,058 common shares, $0.10 par value, its only class of common stock, issued and outstanding on April 27, 2001.




PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                     SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                  --------------------------------------------
                                                                          2001                   2000
                                                                  ----------------------  --------------------
Revenues:
    Net sales                                                     $           7,358,400   $         7,370,800
    Other Income                                                                 89,400               268,400
                                                                  ----------------------  --------------------
                                                                              7,447,800             7,639,200
Costs and Expenses:
    Cost of sales                                                             2,817,200             2,670,700
    Advertising                                                               2,164,300             3,330,200
    Selling                                                                   1,607,600             1,557,700
    General and administrative                                                1,398,800             1,578,500
    Interest                                                                    145,300               306,300
                                                                  ----------------------  --------------------
                                                                              8,133,200             9,443,400
                                                                  ----------------------  --------------------

Loss before income taxes                                                       (685,400)           (1,804,200)
Income tax expense (benefit)                                                     -                   (613,500)
                                                                  ----------------------  --------------------
Net loss                                                          $            (685,400)  $        (1,190,700)
                                                                  ======================  ====================

Net loss per common share (Note 4)
    Basic                                                         $               (0.07)  $             (0.12)
                                                                  ======================  ====================

    Diluted                                                       $               (0.07)  $             (0.12)
                                                                  ======================  ====================

Weighted average shares outstanding :
    Basic                                                                    10,103,100            10,103,100
                                                                  ======================  ====================

    Diluted                                                                  10,103,100            10,103,100
                                                                  ======================  ====================

                     SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                     MARCH 31,                 DECEMBER 31
                                                                       2001                        2000
                                                               ----------------------      ---------------------
                                                                    (Unaudited)
ASSETS

Current  assets:
    Cash and cash equivalents                                  $           3,745,100       $          5,485,000
    Restricted cash (Note 2)                                               1,135,300                    -
    Trade receivables (Note 3)                                             1,222,500                    772,300
    Other receivables                                                         46,500                     59,000
    Inventories:
       Finished goods                                                      2,531,500                  1,745,000
       Raw materials                                                       1,300,200                  1,042,400
    Prepaid expenses                                                         221,500                     88,500
    Deferred tax asset                                                       754,400                    754,400
                                                               ----------------------      ---------------------
       Total current assets                                               10,957,000                  9,946,600

Property, plant and equipment at cost                                     27,087,400                 27,062,800
    Less accumulated depreciation                                         10,339,800                 10,138,200
                                                               ----------------------      ---------------------
                                                                          16,747,600                 16,924,600
Other assets                                                                  63,100                     65,800
                                                               ----------------------      ---------------------

       TOTAL ASSETS                                            $          27,767,700       $         26,937,000
                                                               ======================      =====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current  liabilities:
    Accounts payable                                           $           4,079,500       $          2,706,800
    Accrued expenses                                                       2,041,600                  1,742,900
    Current maturities of long-term debt                                     651,000                    640,000
                                                               ----------------------      ---------------------
       Total current liabilities                                           6,772,100                  5,089,700
Long-term debt                                                             5,142,700                  5,309,000
Deferred income taxes                                                      1,189,700                  1,189,700
                                                               ----------------------      ---------------------
                                                                          13,104,500                 11,588,400
Shareholders' equity (Note 4):
    Common stock                                                           1,010,300                  1,010,300
    Capital in excess of par                                               4,829,500                  4,829,500
    Retained earnings                                                      8,823,400                  9,508,800
                                                               ----------------------      ---------------------
       Shareholders' equity                                               14,663,200                 15,348,600
                                                               ----------------------      ---------------------

       TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY                                $          27,767,700       $         26,937,000
                                                               ======================      =====================

                     SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                            -------------------------------------------
                                                                                    2001                  2000
                                                                            --------------------- ---------------------
Cash flows from operating activities:
Net loss                                                                    $           (685,400) $         (1,190,700)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
         Depreciation and amortization                                                   204,300               231,500
         Provision for doubtful accounts receivable                                       34,500                39,000
         Change in assets and liabilities:
               Accounts and other receivables                                           (472,200)             (742,300)
               Inventories                                                            (1,044,300)             (344,700)
               Prepaid expenses                                                         (133,000)               44,900
               Accounts payable and accrued expenses                                   1,671,400             1,862,400
                                                                            --------------------- ---------------------

         Total adjustments to net loss                                                   260,700             1,090,800
                                                                            --------------------- ---------------------

               Net Cash Used by Operating Activities                                    (424,700)              (99,900)
                                                                            --------------------- ---------------------

Cash flows from investing activities:
    Purchase of property, plant & equipment                                              (24,600)               (8,200)
                                                                            --------------------- ---------------------

               Net Cash Used by Investing Activities                                     (24,600)               (8,200)
                                                                            --------------------- ---------------------


Cash flows from financing activities:
    Principal payments on long-term borrowings                                          (155,300)                -
    Increase in bond sinking fund                                                          -                  (191,000)
                                                                            --------------------- ---------------------

    Net Cash Used by Financing Activities                                               (155,300)             (191,000)
                                                                            --------------------- ---------------------

Net Decrease in Cash and Cash Equivalents                                               (604,600)             (299,100)

Cash and Cash Equivalents, beginning of period                                         5,485,000             5,008,600
                                                                            --------------------- ---------------------

Cash Equivalents and Restricted Cash, end of period                         $          4,880,400  $          4,709,500
                                                                            ===================== =====================

Supplemental disclosures:
    Cash paid during period for:
       Interest                                                             $             46,000  $            309,800
                                                                            ===================== =====================

       Income taxes                                                         $              1,100  $             11,900
                                                                            ===================== =====================


                     SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

Note 1.
         BASIS OF PREPARATION OF FINANCIAL STATEMENTS
         These unaudited interim consolidated financial statements of Scott's Liquid Gold-Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements of the Company included in its 2000 Annual Report on Form 10-K.

         Certain prior year amounts have been reclassified to conform to the current year presentation.

         RECENT ACCOUNTING PRONOUNCEMENTS
         In June 1998, Statement of Financing Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement was subsequently amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities
         - Deferral of the Effective Date of FASB Statement No. 133," which changed the effective date of SFAS No. 133 to fiscal quarters and fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Since inception, the Company has not entered into any derivative instruments nor does it engage in hedging activities and, therefore, adoption of this standard did not have a material effect on its financial statements.

Note 2.
         At March 31, 2001, $1,135,300 of cash was pledged as collateral on an outstanding letter of credit, for a similar amount, related to future inventory purchases and was classified as restricted cash on the balance sheet. The restrictions and letter of credit expire June 30, 2001.

Note 3.
         Allowance for doubtful accounts at March 31, 2001 and December 31, 2000 were $632,500 and $595,000 respectively.

Note 4.
         Per share data was determined by using the weighted average number of common shares outstanding. Common equivalent shares are considered only for diluted earnings per share, unless considered anti-dilutive.

         As of March 31, 2001 and 2000, the Company had 1,264,200 and 835,400 stock options outstanding, respectively.

         A reconciliation of the weighted average number of common shares outstanding follows:

                                                                                         March 31,
                                                                         -------------------------------------------
                                                                                 2001                  2000
                                                                         ---------------------  --------------------
Common shares outstanding, beginning of the year                                 10,103,100            10,103,100
Stock options exercised                                                            -                     -
                                                                         ---------------------  --------------------

Weighted average number of common shares outstanding                             10,103,100            10,103,100

Common share equivalents                                                           -                     -
                                                                         ---------------------  --------------------
Diluted weighted average number of common shares outstanding                     10,103,100            10,103,100
                                                                         =====================  ====================

At March 31, 2001, there were authorized 50,000,000 shares of the Company's $.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series.

On February 22, 2001, the Company's Board of Directors adopted a shareholder rights plan for its common stock. One right was issued for each share of common stock issued and outstanding on March 2, 2001 and will also be issued for each share of common stock that is issued or sold after that date and prior to the "Distribution Date." The Distribution Date means generally a date which is ten days after a person becomes an "Acquiring Person" or the commencement of a tender offer that would make a person a beneficial owner of 15% or more of the Company's common stock. An Acquiring Person means generally a person or group owning beneficially 15% or more of the outstanding shares of common stock, with certain exceptions.

Each right entitles shareholders to buy one share of the Company's common stock at an exercise price of $8.00 per share, subject to adjustments; however, the rights are not exercisable until the Distribution Date. The rights will expire on February 21, 2011 or upon earlier redemption of the rights. If any person becomes an Acquiring Person, or certain other events relating to an Acquired Person occur, the right will entitle each holder to receive shares of common stock (or stock of the acquiring party after a merger or business combination) having a market value of two times the exercise price of the right. The Board of Directors may redeem the rights at a redemption price of $.01 per right at any time prior to a Distribution Date or the expiration date of the rights on February 21, 2011.

Note 5.

         The following provides information on the Company's segments for the three months ended March 31:

                                                                2001                                  2000
                                                -------------------------------------  -----------------------------------
                                                    HOUSEHOLD          SKIN CARE          HOUSEHOLD         SKIN CARE
                                                    PRODUCTS           PRODUCTS            PRODUCTS          PRODUCTS
                                                ------------------ ------------------  ----------------- -----------------
Net sales to external customers                 $       2,871,300  $       4,487,100   $      3,005,500  $      4,365,300
                                                ================== ==================  ================= =================

Income (loss) before profit sharing,
    bonuses and  income taxes                   $          24,900  $        (710,300)  $       (244,700) $     (1,559,500)
                                                ================== ==================  ================= =================

The following is a reconciliation of segment information to consolidated information for the three months ended March 31:

                                                                      2001                        2000
                                                             ------------------------    ------------------------
Net sales to external customers                              $             7,358,400     $             7,370,800
Other income                                                                  89,400                     268,400
                                                             ------------------------    ------------------------

Consolidated revenues                                                     $7,447,800     $             7,639,200
                                                             ========================    ========================

Loss before profit sharing, bonuses and
  income taxes for reportable  segments                      $              (685,400)    $            (1,804,200)
Corporate activities                                                         -                           -
                                                             ------------------------    ------------------------

Consolidated loss before income taxes                        $              (685,400)    $            (1,804,200)
                                                             ========================    ========================

Item 2.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operation

                              RESULTS OF OPERATIONS
                    Summary of Results as a Percentage of Net Sales

                                                 YEAR ENDED                     THREE MONTHS ENDED
                                                 DECEMBER 31                         MARCH 31,
                                                    2000                     2001                  2000
                                            ----------------------   ---------------------  -------------------
                                                  (Audited)              (Unaudited)           (Unaudited)
Net sales
    Scott's Liquid Gold
       household products                               42.9%                    39.0%                40.8%
    Neoteric Cosmetics                                  57.1%                    61.0%                59.2%
                                            ----------------------   ---------------------  -------------------
Total Net Sales                                        100.0%                   100.0%               100.0%
Cost of Sales                                           36.4%                    38.3%                36.2%
                                            ----------------------   ---------------------  -------------------
Gross profit                                            63.6%                    61.7%                63.8%
Other revenue                                            3.1%                     1.2%                 3.6%
                                            ----------------------   ---------------------  -------------------
                                                        66.7%                    62.9%                67.4%
                                            ----------------------   ---------------------  -------------------
Operating Expenses                                      70.7%                    70.3%                87.7%
Interest                                                 3.9%                     1.9%                 4.2%
                                            ----------------------   ---------------------  -------------------
                                                        74.6%                    72.2%                91.9%
                                            ----------------------   ---------------------  -------------------
Loss before
    Income taxes                                        (7.9%)                   (9.3%)              (24.5%)
                                            ======================   =====================  ===================

                        Three Months Ended March 31, 2001
                  Compared to Three Months Ended March 31, 2000

Consolidated net sales for the first quarter of the current year were $7,358,400 vs. $7,370,800 for the first three months of 2000, a decrease of $12,400. Average selling prices for the first three months of the year 2001 were up by $54,800 over those of the comparable period of 2000, prices of household products being up by $66,100 (about 52.3% of which related to Liquid Gold), while average selling prices of skin care products were down by $11,300. This decrease was primarily due to reduced pricing of two marginal items.

During the first quarter of the new year, net sales of skin care products accounted for 61.0% of consolidated net sales compared to 59.2% for the same quarter of 2000. Net sales of these products for that period were $4,487,100 in 2001 compared to $4,365,300 in 2000, an increase of $121,800 or 2.8%. In the year 2000, the Company implemented a revised approach to its television advertising, emphasizing short advertising spots on various television channels. The Company has continued to experience a drop in unit sales of the Company's earlier established alpha hydroxy acid products due at least in part to maturing in the market for alpha hydroxy acid-based skin care products and intense competition from producers of similar or alternative products, many of whom are considerably larger than Neoteric Cosmetics, Inc. The Company continues to address the decrease in sales of products in the alpha hydroxy acid category of skin care products through the introduction of new products which target "niche" market opportunities. In the first quarter of 2001, the sales of the new products were sufficient to offset in large part declining shipments of the alpha hydroxy acid-based products. The Company believes that its future success is highly dependent on the favorable acceptance in the marketplace of its new products and the sales of its Alpha Hydrox products.

During the second half of the year 2000, the Company introduced a new Alpha Hydrox Facial Moisturizing Cleanser and a new Alpha Hydrox Under Eye Renewal treatment. Sales of these products and of the diabetic products have been satisfactory. New products for 2001 include a line of skin care products specifically designed for problems common to mature women and a unique topical analgesic which helps fade the discoloration of bruises and eases the pain from muscle sprains and bruises. These products began shipments in early 2001.

In the first quarter of 2001, the Company commenced purchases of skin care sachets from Montagne Jeunesse under a distributorship agreement. Montagne Jeunesse is the sole supplier of these products. The Company made its first sale of these products in April of 2001. Montagne Jeunesse is a trading division of Medical Express (UK) Ltd., a company located in England. The distributor agreement is dated as of December 1, 2000 and was entered into during April, 2001. Under the agreement, Montagne Jeunesse appointed the Company as a distributor of Montagne Jeunesse skin care sachets in the United States, the Caribbean and Puerto Rico. The agreement may be terminated by either party upon three months' written notice and also in certain other events, including if minimum sales levels are not met. The agreement requires the Company to expend a certain amount on advertising if a minimum sales level is achieved in the first calendar year. Payment under the agreement will be by letter of credit or as agreed upon from time to time.

Sales of household products for the first quarter of this year accounted for 39.0% of consolidated net sales compared to 40.8% for the same period of 2000. These products are comprised of Scott's Liquid Gold for wood, a wood cleaner which preserves as it cleans, and Touch of Scent, a room air freshener. During the quarter ended March 31, 2001, sales of household products were $2,871,300 as compared to sales of $3,005,500 for the same quarter of 2000. Sales of Scott's Liquid Gold for wood were down by $28,800, a decrease of 1.4%. Sales of Touch of Scent were down by $105,400 or 10.6%. As noted in previous reports to shareholders, efforts in recent years to revitalize Touch of Scent have produced less than satisfactory results. The Company continues to seek products to replace or augment Touch of Scent, particularly products which would increase the utilization of the Company's manufacturing facilities.

On a consolidated basis, cost of goods sold was $2,817,200 during the first three months of 2001 compared to $2,670,700 for the same period of 2000, an increase of $146,500 (5.5%, on a sales decrease of less than 1%). As a percentage of consolidated net sales for the first quarter of 2001, cost of goods sold was 38.3% compared to 36.2% in 2000, an increase of 5.8% which was essentially due a change in product mix (some products being more costly to produce than others) and to spreading on-going (fixed) manufacturing costs over lower unit production in the first quarter of 2001 than in 2000.

Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, decreased 20.0% in the first quarter of 2001 when compared to first quarter of 2000, largely because of the decline in advertising expenses. The various components of operating expenses are discussed below.

Advertising expenses for the first three months of 2001 were $2,164,300 compared to $3,330,200 for the comparable quarter of 2000, a decrease of $1,165,900 or 35.0%. Advertising expenses applicable to household products decreased by $246,000 (45.5%) during the first quarter of 2001, whereas, advertising expenses for Alpha Hydrox products decreased from the comparative three-month period by $919,900 (33.0%). With respect to advertising expenses for household products, the amount expended to advertise Scott's Liquid Gold for wood decreased by $222,700 and expenditures to advertise Touch of Scent decreased by $23,300. Advertising expenses, for Scott's Liquid Gold for wood, during the second quarter of 2001 are expected to increase from those of the first quarter.

As a result of the license agreement entered into with TriStrata Technology Inc. in the fourth quarter of 2000, the Company has revised its advertisements for the Alpha Hydrox products with alpha hydroxy acid to include that the products reduce or diminish fine lines and wrinkles. Irrespective of year to year changes in expenditures to advertise its products, the Company recognizes that, whenever it is fiscally responsible to do so, it must seek to advertise both effectively and aggressively because the markets for skin care products, furniture polish and air fresheners are highly competitive and, accordingly, the Company's brand names need to be kept in front of current and potential consumers. Sustaining the Company's advertising program is highly dependent upon sales of its skin care products.

Selling expenses for the first quarter of 2001 were $1,607,600 compared to $1,557,700 for the comparable three months of 2000, an increase of $49,900 or 3.2%. That increase was comprised of a increase of $31,600 in brokerage commissions and freight (which vary with sales volume), an increase in depreciation and royalty expense of $62,500, an increase in travel expenses of $105,600, and in other expenses, none of which, by itself, was material, of $14,400; all offset by a decrease in salary and fringes benefits of $89,900, and a decrease in slotting expenses of $74,300.

General and administrative expenses for the first three months of 2001 were $1,398,800 compared to $1,578,500 for the comparable period of 2000, a decrease of $179,700 or 11.4%. Such decrease was attributable to the reduction in salary and fringe benefits of $158,400, a decrease in legal fees of $20,300 and a decrease in other administrative expenses, none of which, by itself, was material, of $1,000.

As a result of the Company having refinanced its 10% bonds with a long-term loan bearing interest at the prime rate and because the Company no longer has the sinking fund relating to the bonds, both interest expense and income have decreased in 2001. Interest expense for the first quarter of 2001 was $145,300 versus $306,300 for the comparable quarter of 2000. Other income for the three months ended March 31, 2001 was $89,400 compared to $268,400 for the same period of 2000. Other income essentially consists of interest earned on the Company's cash reserves in 2001 and also cash deposits into its bond sinking fund in 2000.

During the first quarter of 2001 and of 2000, expenditures for research and development were not material (under 2% of revenues).

Liquidity and Capital Resources

On November 21, 2000 the Company redeemed the entire 1994 $12 million bond issue and entered into a seven year bank loan at the prime rate (9.5% at that time and on December 31, 2000), adjustable yearly, secured by the Company's land and buildings, with principal and interest payable monthly. The loan agreement with the bank contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1. The Company may not declare any dividends that would result in a violation of either of these covenants. The foregoing requirements were met at March 31, 2001.

During the first quarter of 2001 the Company's working capital decreased by $672,000, and concomitantly, its current ratio (current assets divided by current liabilities) decreased from 2.0:1 at December 31, 2000 to 1.6:1 at March 31, 2001. This decrease in working capital is attributable to a net loss in the first three months of 2001 of $685,400, and a reduction in long-term debt of $166,300, both offset by depreciation in excess of capital additions of $177,000 and a decrease in other assets of $2,700. The Company has cash and cash equivalents of $4.9 million at March 31, 2001, of which $1.1 million is being used as collateral for a letter of credit for a similar amount. The letter of credit was issued to facilitate the purchase of inventory from our new distribution partner Montagne Jeunesse and expires June 30, 2001. Cash used by operating activities for the three months ended March 31, 2001 amounted to $424,700 and the Company spent $24,600 on new equipment. The Company does not anticipate any significant capital expenditures during the remainder of the year. At March 31, 2001, the ratio of consolidated long-term debt to consolidated net worth was 0.35:1.

At March 31, 2001, trade accounts receivable were $450,200 greater than at year-end, largely because sales in March of 2001 were greater than those in December of 2000. Accounts payable increased from the end of 2000 through March of 2001 by $1,372,700 primarily due to the increase in advertising payables at the end of the quarter versus at the end of last year and an increase in vendor payables from the purchase of additional inventory. At March 31, 2001, inventories were $1,044,300 greater than at December 31, 2000, largely due to the purchase of products to support our new distribution agreement with Montagne Jeunesse. Accrued expenses increased by $298,700 from December 31, 2000 to March 31, 2001 primarily from an increase in accrued salaries and related items of $286,500.

Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss due to adverse changes in financial and commodity market prices and rates. The Company is not materially exposed to market risks regarding interest rates because the interest on the Company's outstanding debt is at the prime rate, adjustable yearly. Further, the Company does not use foreign currencies in its business. Currently, it receives payments for sales to parties in foreign countries in U.S. dollars. Additionally, the Company does not use derivative instruments or engage in hedging activities. As a result, the Company does not believe that near-term changes in market risks will have a material effect on results of operations, financial position or cash flows of the Company.

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

Item 3.     Not Applicable

Item 4.     Not Applicable

Item 5.     Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

            There were no Reports filed by the Company on Form 8-K during the First Quarter of 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SCOTT'S LIQUID GOLD-INC.


May 9       , 2001               BY:      /s/ Mark E. Goldstein
------------                              ---------------------------------
Date                                      Mark E. Goldstein
                                          President and Chief Executive Officer

May 9       , 2001               BY:      /s/ Jeffry B. Johnson
------------                              ----------------------------------
Date                                      Jeffry B. Johnson
                                          Treasurer and Chief Financial Officer