Form 10-Q
period 2001-06-30
SCOTTS LIQUID GOLD INC
filed 2001-08-10
CIK 88000

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


                    QUARTERLY REPORT UNDER SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED
                                  June 30, 2001


                           Commission File No. 0-5128


                            SCOTT'S LIQUID GOLD-INC.
                               4880 Havana Street
                                Denver, CO 80239
                               Phone: 303-373-4860

      COLORADO                                                    84-0920811
----------------------                                        ------------------
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

                                YES /X/    NO / /

     The Registrant had 10,103,058 common shares, $0.10 par value, its only class of common stock, issued and outstanding on July 31, 2001.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)

                                                               Three Months                               Six Months
                                                              Ended June 30,                             Ended June 30,
                                                     ---------------------------------          ----------------------------------
                                                         2001                 2000                  2001                  2000
                                                     ------------         ------------          ------------          ------------
Revenues:
    Net sales                                        $  7,765,700         $  7,403,800          $ 15,124,100          $ 14,774,600
    Other Income                                           59,200              168,900               148,600               437,300
                                                     ------------         ------------          ------------          ------------
                                                        7,824,900            7,572,700            15,272,700            15,211,900
Costs and Expenses:
    Cost of sales                                       3,350,200            2,781,000             6,167,400             5,451,700
    Advertising                                         1,239,000            1,995,900             3,403,300             5,326,100
    Selling                                             1,684,500            1,384,600             3,292,100             2,942,300
    General and administrative                          1,391,700            1,471,900             2,790,500             3,050,400
    Interest                                              140,300              301,600               285,600               607,900
                                                     ------------         ------------          ------------          ------------
                                                        7,805,700            7,935,000            15,938,900            17,378,400
                                                     ------------         ------------          ------------          ------------
Income (loss) before income taxes                          19,200             (362,300)             (666,200)           (2,166,500)
Income tax expense (benefit)                                   --             (123,100)                   --              (736,600)
                                                     ------------         ------------          ------------          ------------
Net income (loss)                                    $     19,200         $   (239,200)         $   (666,200)         $ (1,429,900)
                                                     ============         ============          ============          ============
Net income (loss) per common share (Note 4):
    Basic                                            $       0.00         $      (0.02)         $      (0.07)         $      (0.14)
                                                     ============         ============          ============          ============

    Diluted                                          $       0.00         $      (0.02)         $      (0.07)         $      (0.14)
                                                     ============         ============          ============          ============
Weighted average shares outstanding:
    Basic                                              10,103,100           10,103,100            10,103,100            10,103,100
                                                     ============         ============          ============          ============
    Diluted                                            10,103,100           10,103,100            10,103,100            10,103,100
                                                     ============         ============          ============          ============

                     SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
                           Consolidated Balance Sheets

                                                  June 30,           December 31,
                                                    2001                 2000
                                                 -----------         -----------
ASSETS                                           (Unaudited)
Current assets:
    Cash and cash equivalents                    $ 3,963,200         $ 5,485,000
    Restricted cash (Note 2)                         307,600                  --
    Trade receivables, net (Note 3)                  399,200             772,300
    Other receivables                                 23,400              59,000
    Inventories:
        Finished goods                             2,907,000           1,745,000
        Raw materials                              1,373,400           1,042,400
    Prepaid expenses                                 117,200              88,500
    Deferred tax asset                               754,400             754,400
                                                 -----------         -----------
        Total current assets                       9,845,400           9,946,600

Property, plant and equipment at cost             27,121,000          27,062,800
    Less accumulated depreciation                 10,541,400          10,138,200
                                                 -----------         -----------
                                                  16,579,600          16,924,600
Other assets                                          60,400              65,800
                                                 -----------         -----------
        TOTAL ASSETS                             $26,485,400         $26,937,000
                                                 ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                             $ 2,843,700         $ 2,706,800
    Accrued expenses                               2,132,000           1,742,900
    Current maturities of long-term debt             666,000             640,000
                                                 -----------         -----------
        Total current liabilities                  5,641,700           5,089,700
Long-term debt                                     4,971,600           5,309,000
Deferred income taxes                              1,189,700           1,189,700
                                                 -----------         -----------
                                                  11,803,000          11,588,400
Shareholders' equity (Note 4):
    Common stock                                   1,010,300           1,010,300
    Capital in excess of par                       4,829,500           4,829,500
    Retained earnings                              8,842,600           9,508,800
                                                 -----------         -----------
        Shareholders' equity                      14,682,400          15,348,600
                                                 -----------         -----------
        TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                 $26,485,400         $26,937,000
                                                 ===========         ===========

                     SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                          --------------------------------
                                                                             2001                  2000
                                                                          -----------          -----------
Cash flows from operating activities:
Net loss                                                                  $  (666,200)         $(1,429,900)
    Adjustments to reconcile net loss to net cash
       (used) provided by operating activities:
           Depreciation and amortization                                      408,600              446,300
           Provision for doubtful accounts receivable                          69,000               78,000
           Change in assets and liabilities:
                 Accounts and other receivables                               339,700              445,300
                 Inventories                                               (1,493,000)            (109,400)
                 Prepaid expenses                                             (28,700)              87,800
                 Accounts payable and accrued expenses                        526,000            1,576,200
                                                                          -----------          -----------
           Total adjustments to net loss                                     (178,400)           2,524,200
                                                                          -----------          -----------
                 Net Cash (Used) Provided by Operating Activities            (844,600)           1,094,300
                                                                          -----------          -----------
Cash flows from investing activities:
    Purchase of property, plant & equipment                                   (58,200)             (46,500)
                                                                          -----------          -----------
                 Net Cash Used by Investing Activities                        (58,200)             (46,500)
                                                                          -----------          -----------
Cash flows from financing activities:
    Principal payments on long-term borrowings                               (311,400)                  --
    Increase in bond sinking fund                                                  --             (554,700)
                                                                          -----------          -----------
                  Net Cash Used by Financing Activities                      (311,400)            (554,700)
                                                                          -----------          -----------
Net (Decrease) Increase in Cash and Cash Equivalents                       (1,214,200)             493,100

Cash Equivalents and Restricted Cash, beginning of period                   5,485,000            5,008,600
                                                                          -----------          -----------
Cash Equivalents and Restricted Cash, end of period                       $ 4,270,800          $ 5,501,700
                                                                          ===========          ===========
Supplemental disclosures:
    Cash paid during period for:
       Interest                                                           $   288,200          $   616,000
                                                                          ===========          ===========
       Income taxes                                                       $     1,100          $    12,300
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

     In April 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", which requires consideration paid by vendors to the purchaser of the vendor's products to be classified as a reduction of revenue in the consolidated statement of operations, unless certain conditions can be met, as defined. The effective date of EITF Issue 00-25 is for quarters beginning after December 15, 2001, with prior financial statements restated, if practicable. Earlier adoption is encouraged. The Company will apply this issue in its year-end financial statements. Management estimates that adoption of this issue will reduce revenues and selling expenses by approximately 1-2%.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.141 "Business Combinations" which addresses financial accounting and reporting for business combinations and applies to all business combinations initiated after June 30, 2001. SFAS No. 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company will adopt SFAS No. 141 in the third quarter. Management believes adoption will not have a material impact.

     In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Management believes adoption will not have a material impact.

Note 2.

     At June 30, 2001, $307,600 of cash was pledged as collateral on an outstanding letter of credit related to inventory purchased and was classified as restricted cash on the balance sheet. The restrictions and letter of credit expire on August 31, 2001.

Note 3.

     Allowance for doubtful accounts at June 30, 2001 and December 31, 2000 were $653,800 and $595,000, respectively.

Note 4.

     Per share data was determined by using the weighted average number of common shares outstanding. Common equivalent shares are considered only for diluted earnings per share, unless considered anti-dilutive.

     As of June 30, 2001 and 2000, the Company had 1,184,200 and 829,400 stock options outstanding, respectively.

     A reconciliation of the weighted average number of common shares outstanding follows:

                                             Three Months Ended                    Six Months Ended
                                                  June 30,                             June 30,
                                        -----------------------------         -----------------------------
                                           2001               2000               2001               2000
                                        ----------         ----------         ----------         ----------
Common shares outstanding,
   beginning of period                  10,103,100         10,103,100         10,103,100         10,103,100
Stock options exercised                         --                 --                 --                 --
                                        ----------         ----------         ----------         ----------
Weighted average number
   of shares outstanding                10,103,100         10,103,100         10,103,100         10,103,100
                                        ==========         ==========         ==========         ==========
Diluted weighted average number
   of common shares outstanding         10,103,100         10,103,100         10,103,100         10,103,100
                                        ==========         ==========         ==========         ==========

     At June 30, 2001, there were authorized 50,000,000 shares of the Company's $0.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series.

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

Note 5.

     The following provides information on the Company's segments for the three and six months ended June 30, 2001 and 2000:

                                                             Three Months Ended June 30,
                                    -------------------------------------------------------------------------
                                                 2001                                       2000
                                    --------------------------------         --------------------------------
                                     Household            Skin Care           Household            Skin Care
                                      Products            Products             Products            Products
                                    -----------          -----------         -----------          -----------
Net sales to external
   customers                        $ 2,972,700          $ 4,793,000         $ 3,311,500          $ 4,092,300
                                    ===========          ===========         ===========          ===========
Income (loss) before profit
   sharing,  bonuses and
   income taxes                     $  (402,000)         $   421,200         $   (29,800)         $  (332,500)
                                    ===========          ===========         ===========          ===========

                                                       Six Months Ended June 30,
                               --------------------------------------------------------------------------
                                             2001                                      2000
                               --------------------------------          --------------------------------
                                Household            Skin Care            Household            Skin Care
                                 Products             Products             Products             Products
                               -----------          -----------          -----------          -----------
Net sales to external
   customers                   $ 5,844,000          $ 9,280,100          $ 6,317,000          $ 8,457,600
                               ===========          ===========          ===========          ===========
Loss before profit
  sharing, bonuses and
  income taxes                 $  (377,100)         $  (289,100)         $  (274,500)         $(1,892,000)
                               ===========          ===========          ===========          ===========

     The following is a reconciliation of segment information to consolidated information for the three and six months ended June 30, 2001 and 2000:

                                            Three Months Ended                        Six Months Ended
                                                 June 30,                                  June 30,
                                    ---------------------------------          ----------------------------------
                                        2001                2000                   2001                  2000
                                    ------------         ------------          ------------          ------------
Net sales to external
   customers                        $  7,765,700         $  7,403,800          $ 15,124,100          $ 14,774,600
Other income                              59,200              168,900               148,600               437,300
                                    ------------         ------------          ------------          ------------
                                    $  7,824,900         $  7,572,700          $ 15,272,700          $ 15,211,900
                                    ============         ============          ============          ============
Income (loss) before profit
   sharing,  bonuses and
   income taxes for
   reportable segments              $     19,200         $   (362,300)         $   (666,200)         $ (2,166,500)
Corporate activities                          --                   --                    --                    --
                                    ------------         ------------          ------------          ------------
Consolidated income (loss)
   before income taxes              $     19,200         $   (362,300)         $   (666,200)         $ (2,166,500)
                                    ============         ============          ============          ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (Unaudited)

                              RESULTS OF OPERATIONS
                 Summary of Results as a Percentage of Net Sales

                                   Year Ended          Six Months Ended
                                  December 31,             June 30,
                                  ------------   ---------------------------
                                      2000           2001            2000
                                  ------------   -----------     -----------
                                    (Audited)    (Unaudited)     (Unaudited)
Net sales
    Scott's Liquid Gold
       household products            42.9%           38.6%           42.8%
    Neoteric Cosmetics               57.1%           61.4%           57.2%
                                    -----           -----           -----
Total Net Sales                     100.0%          100.0%          100.0%
Cost of Sales                        36.4%           40.8%           36.9%
                                    -----           -----           -----
Gross profit                         63.6%           59.2%           63.1%
Other revenue                         3.1%            1.0%            3.0%
                                    -----           -----           -----
                                     66.7%           60.2%           66.1%
                                    -----           -----           -----
Operating Expenses                   70.7%           62.7%           76.6%
Interest                              3.9%            1.9%            4.1%
                                    -----           -----           -----
                                     74.6%           64.6%           80.7%
                                    -----           -----           -----
Loss before
    Income taxes                     (7.9)%          (4.4)%         (14.6)%
                                    =====           =====           =====

                         Six Months Ended June 30, 2001
                   Compared to Six Months Ended June 30, 2000

Consolidated net sales for the first half of the current year were $15,124,100 vs. $14,774,600 for the first six months of 2000, an increase of $349,500 or about 2.4%. Average selling prices for the first six months of the year 2001 were up by $208,000 over those of the comparable period of 2000, prices of household products being up by $44,200, while average selling prices of skin care products were up by $163,800.

During the first half of the year, net sales of skin care products accounted for 61.4% of consolidated net sales compared to 57.2% for the first six months of 2000. Net sales of these products for those periods were $9,280,100 in 2001 compared to $8,457,600 in 2000, an increase of $822,500 or 9.7%.

The Company has continued to experience a drop in unit sales of the Company's earlier developed alpha hydroxy acid products due at least in part to maturing in the market for alpha hydroxy acid-based skin care products and intense competition from producers of similar or alternative products, many of whom are considerably larger than Neoteric Cosmetics, Inc. Sales of the Company's alpha hydroxy acid-based products in 2001 have also been affected by a decrease in distribution of those products at retail stores, including the Company's largest customer having reduced the number of those products carried on its shelves. The Company continues to address the decrease in sales of products in the alpha hydroxy acid category of skin care products through the introduction of new products which target "niche" market opportunities and by the distribution and sale of products purchased from Montagne Jeunesse as described below. In the first half of 2001, the sales of the new products, primarily Montagne Jeunesse, were sufficient to offset the declining shipments of the alpha hydroxy acid-based products. The Company believes that its future success is highly dependent on the favorable acceptance in the marketplace of its new products and the sales of its Alpha Hydrox products.

During the second half of the year 2000, the Company introduced a new Alpha Hydrox Facial Moisturizing Cleanser and a new Alpha Hydrox Under Eye Renewal treatment. Sales of these products and of the diabetic products have been satisfactory. New products for 2001 include a line of skin care products specifically designed for problems common to mature women and a unique topical analgesic which helps fade the discoloration of bruises and eases the pain from muscle sprains and bruises. These products began shipping in early 2001.

In the first half of 2001, the Company commenced purchases of skin care sachets from Montagne Jeunesse under a distributorship agreement. Montagne Jeunesse is the sole supplier of these products. The Company made its first sale of these products in April of 2001. Montagne Jeunesse is a trading division of Medical Express (UK) Ltd., a company located in England. The distributor agreement is dated as of December 1, 2000 and was entered into during April, 2001. Under the agreement, Montagne Jeunesse appointed the Company as a distributor of Montagne Jeunesse skin care sachets in the United States, the Caribbean and Puerto Rico. The agreement may be terminated by either party upon three months written notice and also in certain other events, including if minimum sales levels are not met. The agreement requires the Company to expend a certain amount on advertising if a minimum sales level is achieved in the first calendar year. Payment under the agreement is by letter of credit or as agreed upon from time to time.

Sales of household products for the first half of this year accounted for 38.6% of consolidated net sales compared to 42.8% for the same period of 2000. These products are comprised of "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener. During the six months ended June 30, 2001, sales of household products were $5,844,000, as compared to sales of $6,317,000 for the same six months of 2000. Sales of "Scott's Liquid Gold" for wood were down by $119,500, a decrease of 2.8%. Sales of "Touch of Scent" were down by $353,500 or 17.5%. As noted in previous reports to shareholders, efforts in recent years to revitalize Touch of Scent have produced less than satisfactory results. The Company continues to seek products to replace or augment Touch of Scent, particularly products which would increase the utilization of the Company's manufacturing facilities.

On a consolidated basis, cost of goods sold was $6,167,400 during the first six months of 2001 compared to $5,451,700 for the same period of 2000, a increase of $715,700 (13.1% on a sales increase of 2.4%). As a percentage of consolidated net sales for the first half of 2001, cost of goods sold was 40.8% compared to 36.9% in 2000, an increase of 10.6% which was essentially due to a change in product mix (the cost for Montagne Jeunesse is higher than products manufactured by the Company, and some products are more costly to produce than others) and to the spreading of fixed manufacturing costs over lower unit production in the first half of 2001 than in 2000.

Operating expenses, comprised primarily of advertising, selling and administrative expenses, decreased 18.1% as a percentage of sales in the first half of 2001, when compared to the first half of 2000, largely because of the decline in advertising expenses. The various components of operating expenses are discussed below.

Advertising expenses for the first six months of 2001 were $3,403,300 compared to $5,326,100 for the comparable six months of 2000, a decrease of $1,922,800 or 36.1%. Advertising expenses applicable to household products decreased by $126,800 (12.0%) during the first half of 2001, whereas, advertising expenses for Alpha Hydrox products decreased for the comparative six-month period by $1,796,000 (42.1%). With respect to advertising expenses for household products, the amount expended to advertise Scott's Liquid Gold for wood decreased by $20,900, while expenditures to advertise Touch of Scent decreased by $105,900. Advertising expenses during the second half of 2001 are expected to decrease from those of the first half.

In the year 2000, the Company implemented a revised approach to its television advertising, emphasizing short advertising spots on various television channels. Further, as a result of the license agreement entered into with TriStrata Technology Inc. in the fourth quarter of 2000, the Company has revised its advertisements for the Alpha Hydrox products with alpha hydroxy acid to include that the products reduce or diminish fine lines and wrinkles. The Company is also reviewing the possibility of new television advertisements for its Alpha Hydrox products. Irrespective of year to year changes in expenditures to advertise its products, the Company recognizes that, whenever it is fiscally responsible to do so, it must seek to advertise both effectively and aggressively because the markets for skin care products, furniture polish and air fresheners are highly competitive and, accordingly, the Company's brand names need to be kept in front of current and potential consumers. Sustaining the Company's advertising program is highly dependent upon sales of its skin care products.

Selling expenses for the first half of 2001 were $3,292,100 compared to $2,942,300 for the comparable six months of 2000, an increase of $349,800 or 11.9%. That increase was comprised of an increase of $165,500 in freight costs, an increase in travel expenses of $160,000, an increase in depreciation and royalty expense of $124,900, an increase in promotional expenses of $70,700, all offset by a decrease in brokerage commissions of $77,700, a decrease in salary and fringe benefits of $53,600, a decrease in slotting expenses of $26,300, and a net decrease in a variety of other expenses, none of which, by itself, was material, of $13,700.

Administrative expenses for the first six months of 2001 were $2,790,500 compared to $3,050,400 for the comparable period of 2000, a decrease of $259,900 or 8.5%. That decrease is made up of a decrease in salary and fringe benefits cost of $159,500, a decrease in professional fees of $57,700, and a net decrease in other administrative expenses, none of which, by itself, was material, of $42,700.

As a result of the Company having refinanced its 10% bonds with a long-term loan bearing interest at the prime rate and because the Company no longer has the sinking fund relating to the bonds, both interest expense and income have decreased in 2001. Interest expense for the first half of 2001 was $285,600 versus $607,900 for the comparable period of 2000. Other income for the six months ended June 30, 2001 was $148,600 compared to $437,300 for the same period of 2000. Other income essentially consists of interest earned on the Company's cash reserves in 2001 and also cash deposits into its bond sinking fund in 2000.

During the first six months of 2001 and of 2000, expenditures for research and development were not material (under 2% of revenues).

                        Three Months Ended June 30, 2001
                  Compared to Three Months Ended June 30, 2000

Consolidated net sales for the second quarter of the current year were $7,765,700 vs. $7,403,800 for the comparable quarter of 2000, an increase of $361,900 or about 4.9%. Average selling prices for the second quarter of 2001 were up by $153,200 over those of the comparable period of 2000, prices of household products being down by $21,900, while average selling prices of skin care products were up by $175,100.

During the second quarter of 2001, net sales of skin care products accounted for 61.7% of consolidated net sales compared to 55.3% for the second quarter of 2000. Net sales of these products for those periods were $4,793,000 in 2001 compared to $4,092,300 in 2000, an increase of $700,700 or 17.1%. Please see the discussion above for the first half of 2001 for additional information regarding sales of skin care products, which is also applicable to sales of skin care products in the second quarter.

Sales of household products for the second quarter of this year accounted for 38.3% of consolidated net sales compared to 44.7% for the same period of 2000. These products are comprised of "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener. During the second quarter of 2001, sales of household products were $2,972,700, as compared to sales of $3,311,500 for the same three months of 2000. Sales of "Scott's Liquid Gold" for wood were down by $90,700, a decrease of 4.0%. Sales of "Touch of Scent" were down by $248,100 or 24.0%. As noted in previous reports to shareholders, efforts in recent years to revitalize Touch of Scent have produced less than satisfactory results. The Company continues to seek products to replace or augment Touch of Scent, particularly products which would increase the utilization of the Company's manufacturing facilities.

On a consolidated basis, cost of goods sold was $3,350,200 during the second quarter of 2001 compared to $2,781,000 for the same period of 2000, an increase of $569,200 (20.5%, on a sales increase of 4.9%). As a percentage of consolidated net sales for the second quarter of 2001, cost of goods sold was 43.1% compared to 37.6% in 2000, an increase of 14.6%, which was essentially due to a change in product mix (the cost for Montagne Jeunesse is higher than products manufactured by the Company, and some products are more costly to produce than others) and to the spreading of fixed manufacturing costs over lower unit production in the second quarter of 2001 than in 2000.

Operating expenses, comprised primarily of advertising, selling and administrative expenses, decreased 15.2% as a percentage of sales in the second quarter of 2001, when compared to the same period during 2000, largely because of the decline in advertising expenses.

Advertising expenses for the second quarter of 2001 were $1,239,000 compared to $1,995,900 for the comparable quarter of 2000, a decrease of $756,900 or 37.9%. Advertising expenses applicable to household products increased by $119,200 (23.2%) during the second quarter of 2001, whereas, advertising expenses for Alpha Hydrox products decreased for the comparative three-month period by $876,100 (59.1%). With respect to advertising expenses for household products, the amount expended to advertise Scott's Liquid Gold for wood increased by $201,800, while expenditures to advertise Touch of Scent decreased by $82,600. Advertising expenses during the third quarter of 2001 are expected to decrease from those of the second quarter.

In the year 2000, the Company implemented a revised approach to its television advertising, emphasizing short advertising spots on various television channels. Further, as a result of the license agreement entered into with TriStrata Technology Inc. in the fourth quarter of 2000, the Company has revised its advertisements for the Alpha Hydrox products with alpha hydroxy acid to include that the products reduce or diminish fine lines and wrinkles. The Company is also reviewing the possibility of new television advertisements for its Alpha Hydrox products. Irrespective of year to year changes in expenditures to advertise its products, the Company recognizes that, whenever it is fiscally responsible to do so, it must seek to advertise both effectively and aggressively because the markets for skin care products, furniture polish and air fresheners are highly competitive and, accordingly, the Company's brand names need to be kept in front of current and potential consumers. Sustaining the Company's advertising program is highly dependent upon sales of its skin care products.

Selling expenses for the three months ended June 30, 2001 were $1,684,500 compared to $1,384,600 for the comparable three months of 2000, an increase of $299,900 or 21.7%. That increase was comprised of an increase of $85,100 in freight costs, an increase in travel expenses of $54,400, an increase in depreciation and royalty expense of $62,400, an increase in promotional expenses of $68,300, an increase in slotting expenses of $48,000, an increase in salaries and fringe benefits of $36,300, all offset by a decrease in brokerage commissions of $28,900, and a net decrease in a variety of other expenses, none of which, by itself, was material, of $25,700.

Administrative expenses for the second quarter of 2001 were $1,391,700 compared to $1,471,900 for the comparable period of 2000, a decrease of $80,200 or 5.4%. Such decrease was attributable to a decrease in legal and professional fees of $29,600, a decrease in loan fee expenses of $19,000 and a net decrease in other administrative expenses, none of which, by itself, was material, of $31,600.

As a result of the Company having refinanced its 10% bonds with a long-term loan bearing interest at the prime rate and because the Company no longer has the sinking fund relating to the bonds, both interest expense and income have decreased in 2001. Interest expense for the second quarter of 2001 was $140,300 versus $301,600 for the comparable period of 2000. Other income for the three months ended June 30, 2001 was $59,200 compared to $168,900 for the same period of 2000. Other income essentially consists of interest earned on the Company's cash reserves in 2001 and also cash deposits into its bond sinking fund in 2000.

During the second quarter of 2001 and of 2000, expenditures for research and development were not material (under 2% of revenues).

Liquidity and Capital Resources

On November 21, 2000 the Company redeemed the entire 1994 $12 million bond issue and entered into a seven-year bank loan at the prime rate (9.5% at that time and on December 31, 2000), adjustable yearly, secured by the Company's land and buildings, with principal and interest payable monthly. The loan agreement with the bank contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1. The Company may not declare any dividends that would result in a violation of either of these covenants. The foregoing requirements were met at June 30, 2001.

During the first half of 2001, the Company's working capital decreased by $653,200, and concomitantly, its current ratio (current assets divided by current liabilities) decreased from 2.0:1 at December 31, 2000 to 1.7:1 at June 30, 2001. This decrease in working capital is attributable to a net loss in the first six months of 2001 of $666,200, and a reduction in long-term debt of $337,400, both offset by depreciation in excess of capital additions of $345,000 and a decrease in other assets of $5,400. The Company has cash and cash equivalents of approximately $4.3 million at June 30, 2001, of which $307,600 is being used as collateral for a letter of credit for a similar amount. The letter of credit was issued to facilitate the purchase of inventory from our new distribution partner Montagne Jeunesse and expires August 31, 2001. Cash used by operating activities for the six months ended June 30, 2001 amounted to $844,600 and the Company spent $58,200 on new equipment. At June 30, 2001, the ratio of consolidated funded debt to consolidated net worth was .34:1.

At June 30, 2001, trade accounts receivable were $373,100 lower than at year end, largely because sales in June of 2001 were less than those of December of 2000. Accounts payable increased from the end of 2000 through June of 2001 by $136,900 primarily due to the increase in advertising payables at the end of the second quarter versus at the end of last year. At June 30, 2001, inventories were $1,493,000 greater than at December 31, 2000, largely due to the purchase of products to support our new distribution agreement with Montagne Jeunesse. Accrued expenses increased by $389,100 from December 31, 2000 to June 30, 2001 primarily from an increase in accrued salaries and related items of $300,100, an increase in accrued professional fees of $167,200 all offset by a decrease in accrued property taxes of $86,600 and a net decrease in other accruals of $8,400.

The Company does not anticipate any significant capital expenditures during the remainder of the year and expects that its cash and cash equivalents plus available cash flows from operating activities will fund the next twelve months' cash requirements.

Market Risks

Market risk represents the risk of loss due to adverse changes in financial and commodity market prices and rates. The Company is not materially exposed to market risks regarding interest rates because the Company's outstanding debt is at the prime rate, adjusted yearly. Further, the Company does not use foreign currencies in its business. Currently, it receives payments for sales to parties in foreign countries through letters of credit in U.S. dollars. Additionally, the Company does not use derivative instruments or engage in hedging activities. As a result, the Company does not believe that near-term changes in market risks will have a material effect on its results of operations, financial position or cash flows of the Company.

Forward-Looking Statements

This report may contain "forward-looking statements" within the meaning of U.S. federal securities laws. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and the Company's performance inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of the Company's products in the marketplace; the degree of success of any new product or product line introduction by the Company; competitive factors; continuation of the Company's distributorship agreement with Montagne Jeunesse; the need for effective advertising of the Company's products; limited resources available for such advertising; new competitive products and/or technological changes by others; dependence upon third party vendors and upon sales to major customers; changes in the regulation of the Company's products, including applicable environmental regulations; adverse developments in pending litigation; the loss of any executive officer; and other matters discussed in the Company's periodic filings with the Securities and Exchange Commission. By making these forward-looking statements the Company undertakes no obligation to update these statements for revisions or changes after the date the statements are made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Please see "Market Risks" in Item 2 of Part I of this Report which information is incorporated herein by this reference.

PART II OTHER INFORMATION

Item 1. Not Applicable

Item 2. Not Applicable

Item 3. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

On May 2, 2001, the Company held its 2001 Annual Meeting of Shareholders. At that meeting, the seven existing directors were nominated and re-elected as directors of the Company. These seven persons constitute all members of the Board of Directors of the Company. These directors and the votes for and withheld for each of them were as follows:

                                           For                Withheld
                                           ---                --------
     Mark E. Goldstein                   8,895,046             173,845
     Carolyn J. Anderson                 8,895,296             173,595
     Jeffery R. Hinkle                   8,921,620             147,271
     Jeffry B. Johnson                   8,913,546             155,345
     Carl A. Bellini                     8,913,420             155,471
     Dennis H. Field                     8,905,746             163,145
     James F. Keane                      8,911,820             157,071

In addition, at the 2001 Annual Meeting, the Company's shareholders approved an amendment to increase the shares available under its 1998 Stock Option Plan by 750,000 shares. The votes at the 2001 Annual Meeting with respect to this amendment were as follows:

          For                    Against            Abstained         Broker Non-Votes
          ---                    -------            ---------         ----------------
     5,768,078 shares         394,389 shares      56,880 shares       2,849,654 shares

Item 5. Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     (a)  Reports on Form 8-K

     There were no reports filed by the Company on Form 8-K during the second quarter of 2001.

     (b)  Exhibits

     Exhibit
     No.       Document
     -------   --------

       10.1 Sales Distribution Rights Agreement dated December 1, 2000 between Montagne Jeunesse, a trading division of Medical Express
               (UK) Ltd., and the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SCOTT'S LIQUID GOLD-INC.


August 10, 2001                        BY: /s/ Mark E. Goldstein
                                           -----------------------------
                                           Mark E. Goldstein
                                           President and Chief Executive Officer



August 10, 2001                        BY: /s/ Jeffry B. Johnson
                                           -----------------------------
                                           Jeffry B. Johnson
                                           Treasurer, Chief Financial Officer,
                                              and Assistant Corporate Secretary

                                  EXHIBIT INDEX

Exhibit
No.            Document
-------        --------

  10.1 Sales Distribution Rights Agreement dated December 1, 2000 between Montagne Jeunesse, a trading division of Medical Express
               (UK) Ltd., and the Company.