Form 10-Q
period 2001-10-30
SCOTTS LIQUID GOLD INC
filed 2001-11-09
CIK 88000

Use these links to rapidly review the document
SCOTT'S LIQUID GOLD-INC. Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
September 30, 2001

Commission File No. 0-5128

SCOTT'S LIQUID GOLD-INC.
4880 Havana Street
Denver, CO 80239
Phone: 303-373-4860

Colorado State of Incorporation	84-0920811 I.R.S. Employer Identification No.

    Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The Registrant had 10,103,100 common shares, $0.10 par value, its only class of common stock, issued and outstanding on October 26, 2001.

SCOTT'S LIQUID GOLD-INC.
Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues:
Net sales	$5,398,900	$7,266,500	$20,523,000	$22,041,100
Other Income	88,500	214,800	237,100	652,100

	5,487,400	7,481,300	20,760,100	22,693,200
Costs and Expenses:
Cost of sales	2,404,800	2,620,100	8,572,200	8,071,800
Advertising	781,500	1,270,900	4,184,800	6,597,000
Selling	1,656,600	1,354,400	4,948,700	4,296,700
General and administrative	1,163,900	1,333,100	3,954,400	4,383,500
Interest	138,000	301,500	423,600	909,400

	6,144,800	6,880,000	22,083,700	24,258,400

Income (loss) before income taxes	(657,400)	601,300	(1,323,600)	(1,565,200)

Income tax expense (benefit)	—	736,600	—	—

Net loss	$(657,400)	$(135,300)	$(1,323,600)	$(1,565,200)

Net loss per common share (Note 3):
Basic	$(0.07)	$(0.01)	$(0.13)	$(0.15)

Diluted	$(0.07)	$(0.01)	$(0.13)	$(0.15)

Weighted average shares outstanding:
Basic	10,103,100	10,103,100	10,103,100	10,103,100

Diluted	10,103,100	10,103,100	10,103,100	10,103,100

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,119,800	$5,485,000
Trade receivables, net (Note 2)	463,000	772,300
Other receivables	24,000	59,000
Inventories:
Finished goods	3,252,700	1,745,000
Raw materials	1,237,900	1,042,400
Prepaid expenses	7,800	88,500
Deferred tax asset	754,400	754,400

Total current assets	9,859,600	9,946,600
Property, plant and equipment at cost	27,148,624	27,062,800
Less accumulated depreciation	10,723,224	10,138,200

	16,425,400	16,924,600
Other assets	57,700	65,800

TOTAL ASSETS	$26,342,700	$26,937,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,830,400	$2,706,800
Accrued expenses	2,819,800	1,742,900
Current maturities of long-term debt	684,000	640,000

Total current liabilities	6,334,200	5,089,700
Long-term debt	4,793,800	5,309,000
Deferred income taxes	1,189,700	1,189,700

	12,317,700	11,588,400
Shareholders' equity (Note 3):
Common stock	1,010,300	1,010,300
Capital in excess of par	4,829,500	4,829,500
Retained earnings	8,185,200	9,508,800

Shareholders' equity	14,025,000	15,348,600

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$26,342,700	$26,937,000

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(1,323,600)	$(1,565,200)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	612,900	660,900
Provision for doubtful accounts receivable	103,500	117,000
Change in assets and liabilities:
Accounts and other receivables	240,800	1,214,700
Inventories	(1,703,200)	(29,100)
Prepaid expenses	80,700	74,500
Accounts payable and accrued expenses	1,200,500	1,107,100

Total adjustments to net loss	535,200	3,145,100

Net Cash (Used) Provided by Operating Activities	(788,400)	1,579,900

Cash flows from investing activities:
Purchase of property, plant & equipment	(105,600)	(69,700)

Net Cash Used by Investing Activities	(105,600)	(69,700)

Cash flows from financing activities:
Principal payments on long-term borrowings	(471,200)	—
Increase in bond sinking fund	—	(698,700)

Net Cash Used by Financing Activities	(471,200)	(698,700)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,365,200)	811,500
Cash and Cash Equivalents, beginning of period	5,485,000	5,008,600

Cash and Cash Equivalents, end of period	$4,119,800	$5,820,100

Supplemental disclosures:
Cash paid during period for:
Interest	$426,600	$919,500

Income taxes	$1,100	$—

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

Recent Accounting Pronouncements

    In April 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", which requires consideration paid by vendors to the purchaser of the vendor's products to be classified as a reduction of revenue in the consolidated statement of operations, unless certain conditions can be met, as defined. The effective date of EITF Issue 00-25 is for quarters beginning after December 15, 2001, with prior financial statements restated, if practicable. Earlier adoption is encouraged. The Company will apply this issue in its year-end financial statements. Management estimates that adoption of this issue may reduce revenues and selling expenses by less than 10%.

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.141 "Business Combinations" which addresses financial accounting and reporting for business combinations and applies to all business combinations initiated after June 30, 2001. SFAS No. 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company adopted SFAS No. 141 in the third quarter of 2001. The adoption did not have a material impact on the Company's financial statements.

    In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Management believes adoption will not have a material impact on the Company's financial statements.

    In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management believes adoption will not have a material impact on the Company's financial statements.

    In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The provisions of this statement are generally to be applied prospectively. Management believes adoption will not have a material impact on the Company's financial statements.

Note 2.

    The allowances for doubtful accounts at September 30, 2001 and December 31, 2000 were $687,300 and $595,000, respectively.

Note 3.

    Per share data was determined by using the weighted average number of common shares outstanding. Common equivalent shares are considered only for diluted earnings per share, unless considered anti-dilutive.

    As of September 30, 2001 and 2000, the Company had 1,184,200 and 829,400 stock options outstanding, respectively.

    A reconciliation of the weighted average number of common shares outstanding follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Common shares outstanding, beginning of period	10,103,100	10,103,100	10,103,100	10,103,100
Stock options exercised	—	—	—	—

Weighted average number of shares outstanding	10,103,100	10,103,100	10,103,100	10,103,100

Diluted weighted average number of common shares outstanding	10,103,100	10,103,100	10,103,100	10,103,100

    At September 30, 2001, there were authorized 50,000,000 shares of the Company's $0.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series.

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

Note 4.

    The following provides information on the Company's segments for the three and nine months ended September 30, 2001 and 2000:

	Three Months Ended September 30,
	2001		2000
	Household Products	Skin Care Products	Household Products	Skin Care Products
Net sales to external customers	$2,900,700	$2,498,200	$3,031,100	$4,235,400

Income (loss) before profit sharing, bonuses and income taxes	$118,300	$(775,700)	$258,000	$343,300

	Nine Months Ended September 30,
	2001		2000
	Household Products	Skin Care Products	Household Products	Skin Care Products
Net sales to external customers	$8,744,700	$11,778,300	$9,348,100	$12,693,000

Loss before profit sharing, bonuses and income taxes	$(258,800)	$(1,064,800)	$(16,500)	$(1,548,700)

    The following is a reconciliation of segment information to consolidated information for the three and nine months ended September 30, 2001 and 2000:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net sales to external customers	$5,398,900	$7,266,500	$20,523,000	$22,041,100
Other income	88,500	214,800	237,100	652,100

Consolidated revenues	$5,487,400	$7,481,300	$20,760,100	$22,693,200

Income (loss) before profit sharing, bonuses and income taxes for reportable segments	$(657,400)	$601,300	$(1,323,600)	$(1,565,200)
Corporate activities	—	—	—	—

Consolidated income (loss) before income taxes	$(657,400)	$601,300	$(1,323,600)	$(1,565,200)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Summary of Results as a Percentage of Net Sales

	Nine Months Ended September 30,		Year Ended December 31,
	2001	2000	2000
	(Unaudited)	(Unaudited)	(Audited)
Net sales
Scott's Liquid Gold household products	42.6%	42.4%	42.9%
Neoteric Cosmetics	57.4%	57.6%	57.1%

Total Net Sales	100.0%	100.0%	100.0%
Cost of Sales	41.8%	36.6%	36.4%

Gross profit	58.2%	63.4%	63.6%
Other revenue	1.2%	3.0%	3.1%

	59.4%	66.4%	66.7%

Operating Expenses	63.8%	69.3%	70.7%
Interest	2.1%	4.1%	3.9%

	65.9%	73.4%	74.6%

Loss before Income taxes	(6.5%)	(7.0%)	(7.9%)

Nine Months Ended September 30, 2001
Compared to Nine Months Ended September 30, 2000

    Consolidated net sales for the first three quarters of 2001 were $20,523,000 vs $22,041,100 for the first nine months of 2000, a decrease of $1,518,100 or about 6.9%. Product volumes declined while average selling prices for the nine months of the year 2001 were up by $350,000 over those of the comparable period of 2000, prices of household products being up by $19,600, while average selling prices of skin care products were up by $330,400.

    During the first nine months of 2001, net sales of skincare products accounted for 57.4% of consolidated net sales compared to 57.6% for the comparable period of 2000. Net sales of these products for those periods were $11,778,300 in 2001 compared to $12,693,000 in 2000, a decrease of $914,700 or 7.2%.

    The Company has continued to experience a drop in unit sales of the Company's earlier developed alpha hydroxy acid products due at least in part to maturing in the market for alpha hydroxy acid-based skin care products and intense competition from producers of similar or alternative products, many of whom are considerably larger than Neoteric Cosmetics, Inc. Sales of the Company's alpha hydroxy acid-based products in 2001 have also been affected by a decrease in distribution of those products at retail stores, including the Company's largest customer having reduced the number of those products carried on its shelves. The Company continues to address the decrease in sales of products in the alpha hydroxy acid category of skin care products through the introduction of new products which target "niche" market opportunities and by the distribution and sale of products purchased from Montagne Jeunesse as described below. In the nine months of 2001, the sales of the new products, primarily Montagne Jeunesse, were not sufficient to offset the declining shipments of the alpha hydroxy acid-based products. The Company believes that its future success is highly dependent on the favorable acceptance in the marketplace of its new products and the sales of its Alpha Hydrox products.

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

    In 2001, the Company commenced purchases of skin care sachets from Montagne Jeunesse under a distributorship agreement. Montagne Jeunesse is the sole supplier of these products. The Company made its first sale of these products in April of 2001. Montagne Jeunesse is a trading division of Medical Express (UK) Ltd., a company located in England. The distributor agreement is dated as of December 1, 2000 and was entered into during April, 2001. Under the agreement, Montagne Jeunesse appointed the Company as a distributor of Montagne Jeunesse skin care sachets in the United States, the Caribbean and Puerto Rico. The agreement may be terminated by either party upon three months written notice and also in certain other events, including if minimum sales levels are not met. The agreement requires the Company to expend a certain amount on advertising if a minimum sales level is achieved in the first calendar year.

    Sales of household products for the first nine months of 2001 accounted for 42.6% of consolidated net sales compared to 42.4% for the same period of 2000. These products are comprised of "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener. For the first three quarters of 2001, sales of household products were $8,744,700 compared to $9,348,100 for the same period of 2000, a decrease of $603,400 or 6.5%. Sales of "Scott's Liquid Gold" for wood were down by $160,100, a decrease of 2.5%, while sales of "Touch of Scent" were down by $443,300 or 15.0%. As noted in previous reports to shareholders, efforts in recent years to revitalize Touch of Scent have produced less than satisfactory results. The Company continues to seek products to replace or augment Touch of Scent, particularly products which would increase the utilization of the Company's manufacturing facilities.

    On a consolidated basis, cost of goods sold was $8,572,200 during the first three quarters of 2001 compared to $8,071,800 for the same period of 2000, a increase of $500,400 or 6.2%, but on a decrease in sales of 6.9%. As a percentage of consolidated net sales for 2001 through September, cost of goods sold was 41.8% compared to 36.6% in 2000, an increase of 14.1% which was essentially due to a change in product mix (the cost for Montagne Jeunesse is higher than products manufactured by the Company, and some products are more costly to produce than others) and to the spreading of fixed manufacturing costs over lower unit production in the first three quarters of 2001 than in 2000.

    Operating expenses, comprised primarily of advertising, selling and administrative expenses, decreased 14.3% in first three quarters of 2001, when compared to the first three quarters of 2000, largely because of the decline in advertising expenses. The various components of operating expenses are discussed below.

    Advertising expenses for the first three quarters of 2001 were $4,184,800 compared to $6,597,000 for the comparable period of 2000, a decrease of $2,412,200 or 36.6%. Compared to the first nine months of 2000, advertising expenses applicable to household products decreased by $133,500 (10.9%), while advertising expenses for Alpha Hydrox products, decreased by $2,278,700 (42.4%). With respect to household products, the amount expended to advertise Scott's Liquid Gold for wood decreased by $30,000 while expenditures to advertise Touch of Scent decreased by $103,500. The Company's management currently believes that temporary sales increases that seem attributable to television advertising in 2001 have not been sufficient to incur expenses of television advertisements for the Company's products above relatively low budgeted amounts for 2001.

    In 2000, the Company implemented a revised approach to its television advertising, emphasizing short advertising spots on various television channels. Further, as a result of the license agreement entered into with TriStrata Technology Inc. in the fourth quarter of 2000, the Company has revised its advertisements for the Alpha Hydrox products with alpha hydroxy acid to include that the products reduce or diminish fine lines and wrinkles. The Company is also in the process of producing new television advertisements for its Alpha Hydrox products. Irrespective of year to year changes in expenditures to advertise its products, the Company recognizes that, whenever it is fiscally responsible to do so, it must seek to advertise both effectively and aggressively because the markets for skin care products, furniture polish and air fresheners are highly competitive and, accordingly, the Company's brand names need to be kept in front of current and potential consumers. Sustaining the Company's advertising program is highly dependent upon sales of its skin care products.

    Selling expenses for the nine months ended September 30, 2001 were $4,948,700 compared to $4,296,700 for the comparable nine months of 2000, an increase of $652,000 or 15.2%. That increase was comprised of an increase of $146,700 in freight costs, an increase in travel expenses of $213,600, an increase in depreciation and royalty expense of $187,400, an increase in promotional expenses of $278,600, and a net increase in a variety of other expenses, none of which, by itself, was material, of $7,000 all offset by a decrease in brokerage commissions of $88,100, and a decrease in slotting allowances of $93,200.

    Administrative expenses for the first nine months of 2001 were $3,954,400 compared to $4,383,500 for the comparable period of 2000, a decrease of $429,100 or 9.8%. That decrease is made up of a decrease in salary and fringe benefits costs of $252,200, a decrease in professional fees of $128,300 and a net decrease in other administrative expenses, none of which, by itself, was material, of $48,600.

    As a result of the Company having refinanced its 10% bonds with a long-term loan bearing interest at the prime rate and because the Company no longer has the sinking fund relating to the bonds, both interest expense and income have decreased in 2001. Interest expense for the first nine months of 2001 was $423,600 versus $909,400 for the comparable period of 2000. Other income for the nine months ended September 30, 2001 was $237,100 compared to $652,100 for the same period of 2000. Other income essentially consists of interest earned on the Company's cash reserves in 2001 and also cash deposits into its bond sinking fund in 2000.

    During the first three quarters of 2001 and of 2000, expenditures for research and development were not material (under 2% of revenues).

Three Months Ended September 30, 2001
Compared to Three Months Ended September 30, 2000

    Consolidated net sales for the third quarter of 2001 were $5,398,900 vs. $7,266,500 for the comparable quarter of 2000, a decrease of $1,867,600 or about 25.7%. Average selling prices for the third quarter of 2001 were higher by $137,900 than those of the comparable period of 2000, with prices of household products down by $24,600, while average selling prices of skincare products were up by $162,500.

    During the third quarter of 2001, net sales of skincare products accounted for 46.3% of consolidated net sales compared to 58.3% for the third quarter of 2000. Net sales of these products for those periods were $2,498,200 in 2001 compared to $4,235,400 in 2000, a decrease of $1,737,200 or 41.0%. Please see the discussion above for the first nine months of 2001 for additional information regarding sales of skin care products, which is also applicable to sales of skin care products in the third quarter.

    Sales of household products for the third quarter of 2001 accounted for 53.7% of consolidated net sales compared to 41.7% for the same period of 2000. These products are comprised of "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener. During the third quarter of 2001, sales of household products were $2,900,700 compared to $3,031,100 for the same three months of 2000, a decrease of $130,400 or 4.3%. Sales of "Scott's Liquid Gold" for wood were down by $39,200, a decrease of 1.9%, while sales of "Touch of Scent" were down by $91,200 or 9.8%. As noted in previous reports to shareholders, efforts in recent years to revitalize Touch of Scent have produced less than satisfactory results.

    On a consolidated basis, cost of goods sold was $2,404,800 during the third quarter of 2001 compared to $2,620,100 for the same quarter of 2000, a decrease of $215,300 or 8.2%, on a sales decrease of 25.7% for the quarter. As a percentage of consolidated net sales for the third quarter of 2001, cost of goods sold was 44.5% compared to 36.1% in 2000, an increase of 23.3%, which was essentially due to a change in product mix (some products are more costly to produce than others) and to the spreading of fixed manufacturing costs over lower unit production in the first three quarters of 2001 than in 2000.

    Operating expenses, comprised primarily of advertising, selling and administrative expenses, decreased 9.0% in third quarter of 2001, when compared to the third quarter of 2000, largely because of the decline in advertising expenses. The various components of operating expenses are discussed below.

    Advertising expenses for the three months ended September 30, 2001 were $781,500 compared to $1,270,900 for the comparable period of 2000, a decrease of $489,400 or 38.5%. Compared to the third quarter of 2000, advertising expenses applicable to household products, decreased by $6,700, whereas advertising expenses for Alpha Hydrox products decreased by $482,700 (43.7%).

    In 2000, the Company implemented a revised approach to its television advertising, emphasizing short advertising spots on various television channels. Further, as a result of the license agreement entered into with TriStrata Technology Inc. in the fourth quarter of 2000, the Company has revised its advertisements for the Alpha Hydrox products with alpha hydroxy acid to include that the products reduce or diminish fine lines and wrinkles. The Company is also in the process of producing new television advertisements for its Alpha Hydrox products. Irrespective of year to year changes in expenditures to advertise its products, the Company recognizes that, whenever it is fiscally responsible to do so, it must seek to advertise both effectively and aggressively because the markets for skin care products, furniture polish and air fresheners are highly competitive and, accordingly, the Company's brand names need to be kept in front of current and potential consumers. Sustaining the Company's advertising program is highly dependent upon sales of its skin care products.

    Selling expenses for the three months ended September 30, 2001 were $1,656,600 compared to $1,354,400 for the comparable three months of 2000, an increase of $302,200 or 22.3%. That increase was comprised of an increase of $244,200 in promotional expenses, an increase in travel expenses of $53,600, an increase in depreciation and royalty expense of $62,500, all offset by a decrease in slotting expenses of $66,900 and a net increase in a variety of other expenses, none of which, by itself, was material of $8,800.

    Administrative expenses for the third quarter of 2001 were $1,163,900 compared to $1,333,100 for the comparable quarter of 2000, a decrease of $169,200 or 12.7%. Such decrease was attributable to a reduction in salaries and fringe benefits of $65,100, a decrease of $30,400 in legal and professional fees, and by a net decrease in other administrative expenses, none of which, by itself, was material, of $73,700.

    As a result of the Company having refinanced its 10% bonds with a long-term loan bearing interest at the prime rate and because the Company no longer has the sinking fund relating to the bonds, both interest expense and income have decreased in 2001. Interest expense for the third quarter of 2001 was $138,000 versus $301,500 for the comparable period of 2000. Other income for the three months ended September 30, 2001 was $88,500 compared to $214,800 for the same period of 2000. Other income essentially consists of interest earned on the Company's cash reserves in 2001 and also cash deposits into its bond sinking fund in 2000.

    During the third quarter of 2001 and of 2000, expenditures for research and development were not material (under 2% of revenues).

Liquidity and Capital Resources

    On November 21, 2000, the Company redeemed the entire 1994 $12 million bond issue and entered into a seven-year bank loan at the prime rate (9.5% at that time and on December 31, 2000), adjustable yearly, secured by the Company's land and buildings, with principal and interest payable monthly. The loan agreement with the bank contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1. The Company may not declare any dividends that would result in a violation of either of these covenants. The foregoing requirements were met at September 30, 2001.

    During the first three quarters of 2001, the Company's working capital decreased by $1,331,500, and concomitantly, its current ratio (current assets divided by current liabilities) decreased from 1.95:1 at December 31, 2000 to 1.56:1 at September 30, 2001. This decrease in working capital is attributable to a net loss in the first nine months of 2001 of $1,323,600 and a reduction in long-term debt of $515,200, both offset by depreciation in excess of capital additions of $499,200 and a decrease in other assets of $8,100. The Company has cash and cash equivalents of approximately $4.1 million at September 30, 2001. Cash used by operating activities for the nine months ended September 30, 2001 amounted to $788,400 and the Company spent $105,600 on new equipment. At September, 2001, the ratio of consolidated funded debt to consolidated net worth was .34:1.

    At September 30, 2001, trade accounts receivable were $309,300 lower than at year end, largely because sales in September of 2001 were less than those of December of 2000. Accounts payable increased from the end of 2000 through September of 2001 by $123,600 primarily due to the increase in advertising payables at the end of the third quarter versus at the end of last year. At September 30, 2001, inventories were $1,703,200 greater than at December 31, 2000, largely due to the purchase of products to support our new distribution agreement with Montagne Jeunesse. Accrued expenses increased by $1,076,900 from December 31, 2000 to September 30, 2001 primarily from an increase in accrued advertising of $483,000, an increase in accrued salaries and related items of $262,100, an increase in accrued professional fees of $311,100 and a net increase in other accruals of $20,700.

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

PART II OTHER INFORMATION

Item 1. Not Applicable

Item 2. Changes in Securities and Use of Proceeds

    On October 23, 2001, the Company issued a stock certificate for 50,000 shares of its common stock to a party which was designated by Montagne Jeunesse and which the Company believes to be related to Montagne Jeunesse. These shares, which are 100% vested, were granted by the Company without any proceeds being received for their issuance. The Company initiated this grant as a means to enhance the common goals of Montagne Jeunesse and the Company in their relationship. There was no underwriter involved in this grant. Montagne Jeunesse and the party receiving the shares are located outside of the United States and are not U.S. persons; the party receiving the shares agreed to receive the shares as restricted securities under the federal securities laws; and the Company believes that Montagne Jeunesse, which is a manufacturer of skin care products and has a distributorship agreement with the Company, and the party receiving the shares are capable of evaluating the merits and risks of an investment in the Company's common stock. This grant was only offered to Montagne Jeunesse and the party designated by Montagne Jeunesse. The Company did not register the shares under the Securities Act of 1933 because the grant is not a sale under the 1933 Act and because the grant was also made in reliance upon exemptions from registration under Regulation S, Rules 505 and 506, and Section 4(2) of the 1933 Act.

Item 3. Not Applicable

Item 4. Not Applicable

Item 5. Not Applicable

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Reports on Form 8-K

  There were no reports filed by the Company on Form 8-K during the third quarter of 2001.

  (b)
  Exhibits

Exhibit No.	Document
10.1	Amendment dated August 15, 2001 between Montagne Jeunesse, a trading division of Medical Express (UK) Ltd., and the Company.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SCOTT'S LIQUID GOLD-INC.
November 8, 2001	By:	/s/ MARK E. GOLDSTEIN Mark E. Goldstein President and Chief Executive Officer
November 8, 2001	By:	/s/ JEFFRY B. JOHNSON Jeffry B. Johnson Treasurer, Chief Financial Officer, and Assistant Corporate Secretary

EXHIBIT INDEX

Exhibit No.	Document
10.1	Amendment dated August 15, 2001 between Montagne Jeunesse, a trading division of Medical Express (UK) Ltd., and the Company.