Form 10-K405
period 2001-12-31
SCOTTS LIQUID GOLD INC
filed 2002-03-27
CIK 88000

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-5128

SCOTT'S LIQUID GOLD-INC.
(Exact name of Registrant as specified in its charter)

Colorado	84-0920811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4880 Havana Street, Denver, CO	80239
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: (303) 373-4860

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
$0.10 Par Value Common Stock

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

        The aggregate market value of the Registrant's voting stock held as of March 6, 2002, by non-affiliates of the Registrant was $4,065,153. This calculation assumes that certain parties may be affiliates of the Registrant and that, therefore, 6,159,323 shares of voting stock are held by non-affiliates.

        As of March 6, 2002, the Registrant had 10,153,058 shares of its $0.10 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The Registrant's 2001 Annual Report to shareholders is incorporated by reference in Parts I, II and IV. The Registrant's definitive Proxy Statement for the Annual Meeting of shareholders to be held on May 1, 2002, is incorporated by reference in Part III.

SCOTT'S LIQUID GOLD-INC.
ANNUAL REPORT ON
FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2001

PART I

Item 1. Business.

        Portions of the 2001 Annual Report to shareholders of Scott's Liquid Gold-Inc. (the "Company" or "Registrant") are attached to this Report as Exhibit 13 and are called in this Report the "Annual Report". The information set forth under the headings "Description of Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 8 of Notes to Consolidated Financial Statements of the Annual Report hereby is incorporated by reference into this Report.

Item 2. Properties.

        The information set forth under "Description of Business—Properties," "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 5 of Notes to Consolidated Financial Statements of the Annual Report hereby is incorporated by reference into this Report.

Item 3. Legal Proceedings.

        As previously reported, the Company had been a defendant in an environmental lawsuit brought by the United States Justice Department at the request of the United States Army, alleging contribution by the Company to contamination in a groundwater aquifer underlying a portion of the Rocky Mountain Arsenal. In October of 1996, the Company and the United States, on behalf of the Department of the Army, negotiated a settlement of this dispute. The Settlement Agreement, which admits no wrong doing by the Company and which was approved by the Court on November 6, 1996, required the payment to the United States of $6 million of which $2.4 million was paid at once by the Company's insurers (with an additional $600,000 paid in January of 1997) and $1 million was paid by the Company. The additional $2 million, by the terms of the Agreement, was to be paid by the Company in equal installments of $250,000 over eight years, beginning on October 31, 1997, together with interest approximating the Treasury Bill rate. Due to income tax considerations, the Company decided to liquidate its entire indebtedness to the Army and did so in October of 1997. In December, 1996, the Company filed lawsuits, in the United States District Court for the District of Colorado, against three insurers (which did not participate in the settlement) to recover the amounts paid to the Army by the Company, plus punitive damages and attorneys' fees. The Company has settlements with all but one of its insurers, and as a result of the insurance settlements in 1996 and 1997, most of the costs incurred to resolve environmental claims relating to the Rocky Mountain Arsenal have been recovered. The United States District Court ruled in favor of the Company on its claims against the one non-settling insurer, and the insurer has appealed.

Item 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

Executive Officers of the Registrant.

Name and Position in the Company	Age	Director Since	Principal Occupation for Last Five Years
Mark E. Goldstein (Chairman of the Board, President and Chief Executive Officer)	45	1983	Chairman of the Board of the Company since February 22, 2000, President and Chief Executive Officer since August 1990. From 1982 to 1990, Vice President-Marketing of the Company. Employed by the Company since 1978.
Carolyn J. Anderson (Executive Vice President, Chief Operating Officer and Corporate Secretary)	63	1974	Executive Vice President since 1974, Chief Operating Officer of the Company since 1982 and Corporate Secretary since 1973. Employed by the Company since 1970.
Jeffrey R. Hinkle (Vice President—Marketing)	48	2000	Vice President-Marketing of the Company since February 2000. Vice President of Marketing for the Company's subsidiaries from November 1992 to 2000. Employed by the Company since 1981.
Jeffry B. Johnson (Treasurer and Chief Financial Officer)	56	2000	Treasurer and Chief Financial Officer of the Company since November 2000. From 1981 to 2000, Controller of Company. Employed by the Company since 1976.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report hereby is incorporated by reference into this Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        The information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risks" of the Annual Report hereby is incorporated by reference into this Report.

Item 8. Financial Statements and Supplementary Data.

        The information set forth under "Consolidated Financial Statements," "Notes to Consolidated Financial Statements," "Report of Independent Public Accountants" and "Selected Financial Data—

Selected Quarterly Financial Data" of the Annual Report hereby is incorporated by reference into this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Item 13. Certain Relationships and Related Transactions.

        For Part III, the information set forth in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 1, 2002, hereby is incorporated by reference into this Report.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)	Financial Statements:
Consolidated Statements of Operations—Years ended December 31, 2001, 2000 and 1999
Consolidated Balance Sheets—December 31, 2001 and 2000
Consolidated Statements of Cash Flows—Years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Shareholders' Equity—Years ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements
Report of Independent Public Accountants
(2)	Financial Statement Schedules:
None.
(b)
Reports on Form 8-K:

        The following report was filed by the Company on Form 8-K during the quarter ended December 31, 2001: None.

(c)
Exhibits:

Exhibit No.	Document
3.1	Restated Articles of Incorporation, as amended and restated through May 1, 1996.
3.2	Bylaws, as amended through February 27, 1996, incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
4.1
Promissory Note, dated November 21, 2000, payable to Citywide Banks; Assignment of Rents, dated November 21, 2000, between the Company and Citywide Banks; Deed of Trust, dated November 21, 2000, by the Company for Citywide Banks; and Business Loan Agreement, dated November 21, 2000, between the Company and Citywide Banks, incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
10.1*
Scott's Liquid Gold-Inc. Fourth Amended Health and Accident Plan effective January 1, 1995, incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
10.2*
Amended Key Executive Disability Plan- Scott's Liquid Gold-Inc., incorporated by reference to Exhibit 10.2 of Annual Report on Form 10-K for the year ended December 31, 1997, incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
10.3*	2002 Key Executive Bonus Plan.

10.4*
Indemnification Agreements dated May 6, 1987, between the Registrant and Mark E. Goldstein and Carolyn J. Anderson, incorporated by reference to Exhibit 10.4 of Annual Report on Form 10-K for the year ended December 31, 1998. An Indemnification Agreement dated December 23, 1991, between the Registrant and Dennis H. Field, and an Amendment to Indemnification Agreement dated January 17, 1992, between the Registrant and Dennis H. Field, incorporated by reference to Exhibit 10.5 of Annual Report on Form 10-K for the year ended December 31, 1997. Indemnification Agreement, dated July 12, 2000, between the Company and Jeffrey R. Hinkle; Indemnification Agreement, dated August 16, 2000, between the Company and Carl A. Bellini; and Indemnification Agreement, dated November 2, 2000, between the Company and Jeffry B. Johnson, incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
10.5
Sales Distribution Rights Agreement dated December 1, 2000 between Montagne Jeunesse, a trading division of Medical Express (UK) Ltd., and the Company, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001; Amendment dated August 15, 2001 between Montagne Jeunesse, a trading division of Medical Express (UK) Ltd., and the Company, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.6*	Scott's Liquid Gold-Inc. Employee Stock Ownership Plan and Trust Agreement, Amended and Restated Effective January 1, 2001.
10.7*
Scott's Liquid Gold-Inc. 1993 Stock Option Plan for Outside Directors, incorporated by reference to Exhibit 4.7 of the Company's Registration Statement No. 33-63254 on Form S-8, filed with the Commission on May 25, 1993.
10.8*	Scott's Liquid Gold-Inc. 1998 Stock Option Plan, incorporated by reference to Exhibit 4.3 of the Company's Registration Statement No. 333-51710, filed with the Commission on December 12, 2000.
13	Portions of 2001 Annual Report to Security Holders.
21	List of Subsidiaries incorporated by reference to Exhibit 21 of Annual Report on Form 10-K for the year ended December 31, 1998.
23	Consent of Arthur Andersen LLP.
24	Powers of Attorney.
99	Letter regarding Arthur Andersen LLP's representation to the Company.

*
Management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Date: March 22, 2002.

SCOTT'S LIQUID GOLD-INC.
By:	/s/ MARK E. GOLDSTEIN Mark E. Goldstein, President Principal Executive Officer
By:	/s/ JEFFRY B. JOHNSON Jeffry B. Johnson, Treasurer Principal Financial Officer
By:	/s/ BRIAN L. BOBERICK Brian L. Boberick, Controller

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

Date	Name and Title		Signature
March 22, 2002	Carolyn J. Anderson,	)
	Director	)
		)	/s/ Jeffry B. Johnson
March 22, 2002	Carl A. Bellini,	)
	Director	)
)
March 22, 2002	Dennis H. Field,	)	Jeffry B. Johnson, for himself and as
	Director	)	Attorney-in-Fact for the named directors who together
		)	constitute all of the members of Registrant's Board
March 22, 2002	Mark E. Goldstein,	)	of Directors
	Director	)
)
March 22, 2002	Jeffrey R. Hinkle	)
	Director	)
)
March , 2002	Jeffry B. Johnson,	)
	Director	)
)

EXHIBIT INDEX

Exhibit No.	Document
3.1	Restated Articles of Incorporation, as amended and restated through May 1, 1996.
3.2	Bylaws, as amended through February 27, 1996, incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999
4.1
Promissory Note, dated November 21, 2000, payable to Citywide Banks; Assignment of Rents, dated November 21, 2000, between the Company and Citywide Banks; Deed of Trust, dated November 21, 2000, by the Company for Citywide Banks; and Business Loan Agreement, dated November 21, 2000, between the Company and Citywide Banks, incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
10.1*
Scott's Liquid Gold-Inc. Fourth Amended Health and Accident Plan effective January 1, 1995, incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
10.2*
Amended Key Executive Disability Plan — Scott's Liquid Gold-Inc., incorporated by reference to Exhibit 10.2 of Annual Report on Form 10-K for the year ended December 31, 1997, incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
10.3*	2002 Key Executive Bonus Plan.
10.4*
Indemnification Agreements dated May 6, 1987, between the Registrant and Mark E. Goldstein and Carolyn J. Anderson, incorporated by reference to Exhibit 10.4 of Annual Report on Form 10-K for the year ended December 31, 1998. An Indemnification Agreement dated December 23, 1991, between the Registrant and Dennis H. Field, and an Amendment to Indemnification Agreement dated January 17, 1992, between the Registrant and Dennis H. Field, incorporated by reference to Exhibit 10.5 of Annual Report on Form 10-K for the year ended December 31, 1997. Indemnification Agreement, dated July 12, 2000, between the Company and Jeffrey R. Hinkle; Indemnification Agreement, dated August 16, 2000, between the Company and Carl A. Bellini; and Indemnification Agreement, dated November 2, 2000, between the Company and Jeffry B. Johnson, incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
10.5*
Sales Distribution Rights Agreement dated December 1, 2000 between Montagne Jeunesse, a trading division of Medical Express (UK) Ltd., and the Company, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001; Amendment dated August 15, 2001 between Montagne Jeunesse, a trading division of Medical Express (UK) Ltd., and the Company, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
10.6*	Scott's Liquid Gold-Inc. Employee Stock Ownership Plan and Trust Agreement, Amended and Restated Effective January 1, 2001.
10.7*
Scott's Liquid Gold-Inc. 1993 Stock Option Plan for Outside Directors, incorporated by reference to Exhibit 4.7 of the Company's Registration Statement No. 33-63254 on Form S-8, filed with the Commission on May 25, 1993.
10.8*	Scott's Liquid Gold-Inc. 1998 Stock Option Plan, incorporated by reference to Exhibit 4.3 of the Company's Registration Statement No. 333-51710, filed with the Commission on December 12, 2000.
13	Portions of 2001 Annual Report to Security Holders.

21	List of Subsidiaries incorporated by reference to Exhibit 21 of Annual Report on Form 10-K for the year ended December 31, 1998.
23	Consent of Arthur Andersen LLP.
24	Powers of Attorney.
99	Letter regarding Arthur Andersen LLP's representation to the Company.

*
Management contract or compensatory plan or arrangement

QuickLinks

SCOTT'S LIQUID GOLD-INC. ANNUAL REPORT ON FORM 10-K FOR YEAR ENDED DECEMBER 31, 2001
PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
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
SIGNATURES
EXHIBIT INDEX