Form 10-Q
period 2002-03-31
SCOTTS LIQUID GOLD INC
filed 2002-05-07
CIK 88000

Use these links to rapidly review the document
SCOTT'S LIQUID GOLD-INC. TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
March 31, 2002

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

YES ☒    NO ☐

        The Registrant had 10,153,058 common shares, $0.10 par value, and its only class of common stock, issued and outstanding on April 26, 2002.

SCOTT'S LIQUID GOLD-INC.
TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION

Item 1.        Financial Statements

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues:
Net sales	$5,274,700	$7,018,400
Other income	20,800	89,400

	5,295,500	7,107,800
Costs and Expenses:
Cost Of Sales	3,085,300	2,834,200
Advertising	377,100	1,846,100
Selling	1,303,600	1,568,800
General and administrative	1,240,000	1,398,800
Interest	68,500	145,300

	6,074,500	7,793,200

Loss before income taxes	(779,000)	(685,400)
Income tax expense (benefit)	—	—

Net loss	$(779,000)	$(685,400)

Net loss per common share (Note 3)
Basic	$(0.08)	$(0.07)

Diluted	$(0.08)	$(0.07)

Weighted average shares outstanding:
Basic	10,153,100	10,103,100

Diluted	10,153,100	10,103,100

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Balance Sheets

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,125,300	$1,220,800
Investment securities	1,641,800	2,084,500
Trade receivables, net (Note 2)	626,600	432,200
Other receivables	21,600	21,400
Inventories:
Finished goods	2,606,000	3,214,800
Raw materials	870,300	826,900
Prepaid expenses	108,200	121,100
Deferred tax asset	823,800	823,800

Total current assets	7,823,600	8,745,500
Property, plant and equipment at cost	27,026,200	27,025,600
Less accumulated depreciation	10,936,100	10,736,600

	16,090,100	16,289,000
Other assets	52,300	55,000

TOTAL ASSETS	$23,966,000	$25,089,500

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,437,000	$2,941,100
Accrued expenses	2,293,400	1,939,400
Current maturities of long-term debt	799,000	789,000

Total current liabilities	5,529,400	5,669,500
Long-term debt	4,310,900	4,515,300
Deferred income taxes	1,259,100	1,259,100

	11,099,400	11,443,900
Shareholders' equity (Note 3):
Common stock	1,015,300	1,015,300
Capital in excess of par	4,847,000	4,847,000
Retained earnings	7,004,300	7,783,300

Shareholders' equity	12,866,600	13,645,600

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$23,966,000	$25,089,500

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(779,000)	$(685,400)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	202,200	204,300
Provision for doubtful accounts receivable	34,500	34,500
Gain on sale of investment securities	(2,700)	—
Accrued interest on investment securities	(7,300)	—
Change in assets and liabilities:
Trade and other receivables	(229,100)	(472,200)
Inventories	565,400	(1,044,300)
Prepaid expenses	12,900	(133,000)
Accounts payable and accrued expenses	(150,100)	1,671,400

Total adjustments to net loss	425,800	260,700

Net Cash Used by Operating Activities	(353,200)	(424,700)

Cash flows from investing activities:
Sale of investment securities	452,700	—
Purchase of property, plant & equipment	(600)	(24,600)

Net Cash Provided (Used) by Investing Activities	452,100	(24,600)

Cash flows from financing activities:
Principal payments on long-term borrowings	(194,400)	(155,300)

Net Cash Used by Financing Activities	(194,400)	(155,300)

Net Decrease in Cash and Cash Equivalents	(95,500)	(604,600)
Cash and Cash Equivalents, beginning of period	1,220,800	5,485,000

Cash and Cash Equivalents, end of period	$1,125,300	$4,880,400

Supplemental disclosures:
Cash paid during period for:
Interest	$68,800	$146,000

Income taxes	$—	$1,100

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Notes to Consolidated Financial
Statements (Unaudited)

Note 1.

  Basis of Preparation of Financial Statements

  These unaudited interim consolidated financial statements of Scott's Liquid Gold-Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements of the Company included in its 2001 Annual Report on Form 10-K.

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Recent Accounting Pronouncements

    Pursuant to Emerging Issues Task Force ("EITF") Issue No. 00-14 "Accounting for Certain Sales Incentives," coupon related costs previously reflected as a component of selling expenses are now reflected as a reduction to net sales. Additionally, promotional product related costs previously reflected as a component of selling expenses are now reflected as an addition to cost of sales. Results for all prior periods have been reclassified to reflect this change.

    During 2001, the EITF reached a consensus on Issue No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" which is effective for quarters beginning after December 15, 2001, with earlier adoption encouraged. EITF 00-25 requires certain consideration paid by a vendor, including slotting fees and co-op advertising fees, to be classified as a reduction of revenue. The Company adopted the provisions of this issue during 2001.

    Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001 and requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be reviewed annually for impairment using a fair-value based approach. Intangible assets that have a finite life will continue to be amortized over their respective estimated useful lives. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001, with early application permitted. The Company does not have any significant goodwill or other intangible assets; therefore, adoption did not have a material impact on the Company's consolidated financial statements.

    SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001, which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 requires one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and management is currently evaluating the impact of SFAS No. 144 on results of operations and financial position.

Note 2.

  Allowance for doubtful accounts at March 31, 2002 and December 31, 2001 were $695,500 and $665,000, respectively.

Note 3.

  Per share data was determined by using the weighted average number of common shares outstanding. Common equivalent shares are considered only for diluted earnings per share, unless considered anti-dilutive.

  As of March 31, 2002 and 2001, the Company had 1,186,500 and 1,264,200 stock options outstanding, respectively.

  A reconciliation of the weighted average number of common shares outstanding follows:

	March 31,
	2002	2001
Common shares outstanding, beginning of the year	10,153,100	10,103,100
Stock options exercised	—	—

Weighted average number of common shares outstanding	10,153,100	10,103,100
Dilutive effect of common share equivalents	—	—

Diluted weighted average number of common shares outstanding	10,153,100	10,103,100

  At March 31, 2002, there were authorized 50,000,000 shares of the Company's $.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series.

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

Note 4.

  The following provides information on the Company's segments for the three months ended March 31:

	2002		2001
	Household Products	Skin Care Products	Household Products	Skin Care Products
Net sales to external customers	$2,707,000	$2,567,700	$2,844,200	$4,174,200

Income (loss) before profit sharing, bonuses and income taxes	$104,600	$(883,600)	$24,900	$(710,300)

Identifiable assets	$3,557,000	$6,870,400	$3,960,500	$7,858,500

  The following is a reconciliation of segment information to consolidated information for the three months ended March 31:

	2002	2001
Net sales to external customers	$5,274,700	$7,018,400
Other income	20,800	89,400

Consolidated revenues	$5,295,500	$7,107,800

Loss before profit sharing, bonuses and income taxes for reportable segments	$(779,000)	$(685,400)
Corporate activities	—	—

Consolidated loss before income taxes	$(779,000)	$(685,400)

Identifiable assets for reportable segments	$10,427,400	$11,819,000
Corporate assets	13,538,600	15,948,700

Consolidated total assets	$23,966,000	$$27,767,700

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Company has identified the policies below as critical to the Company's business operations and the understanding of the Company's results of operations. These policies involve significant judgments, estimates and assumptions by the Company's management. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements of the Company's annual report on Form 10-K for the year ended December 31, 2001.

  Revenue Recognition

  The Company's revenue recognition policy is significant because the amount and timing of revenue is a key component of the Company's results of operations. The Company follows the guidance of Staff Accounting Bulletin No. 101 ("SAB 101"), which requires that a strict series of criteria are met in order to recognize revenue related to product shipment. If these criteria are not met, the associated revenue is deferred until the criteria are met. Generally, these criteria are that there be an arrangement to sell the product, the Company has delivered the product in accordance with that arrangement, the sales price is determinable, and collectibility is probable. Reserves for marketing rebates, pricing allowances and returns are provided in the period of sale. These reserves involve estimates made by management. In the event that actual results differ from these estimates, results of future periods may be impacted. Reserves for bad debts (currently $695,500 at March 31, 2002) are set up and are subject to estimates by management; historically the Company has not experienced significant bad debts and believes its allowances are adequate.

  Inventory Valuation and Reserves

  The Company's inventory is a significant component of the Company's total assets. In addition, the carrying value of such inventory directly impacts the gross margins that the Company recognizes when the Company subsequently sells the inventory. The Company's inventory is valued at the lower of cost or market, cost being determined under the first-in, first-out method. Management estimates reserves for slow moving and obsolete products and raw materials. In the event that actual results differ from these estimates, results of future periods may be impacted. Discontinued products in inventory have been generally sold at cost, and obsolete raw materials are reserved for and/or converted to finished goods and sold at cost.

Results of Operations

Summary of Results as a Percentage of Net Sales

		Three Months Ended March 31,
	Year Ended December 31, 2001
		2002	2001
Net sales
Scott's Liquid Gold household products	47.7%	51.3%	40.5%
Neoteric Cosmetics	52.3%	48.7%	59.5%

Total Net Sales	100.0%	100.0%	100.0%
Cost of Sales	46.7%	58.5%	40.4%

Gross profit	53.3%	41.5%	59.6%
Other income	1.2%	0.4%	1.3%

	54.5%	41.9%	60.9%

Operating Expenses	59.4%	55.4%	68.6%
Interest	2.2%	1.3%	2.1%

	61.6%	56.7%	70.7%

Loss before income taxes	(7.1%)	(14.8%)	(9.8%)

Three Months Ended March 31, 2002
Compared to Three Months Ended March 31, 2001

Consolidated net sales for the first quarter of the current year were $5,274,700 vs. $7,018,400 for the first three months of 2001, a decrease of $1,743,700. Average selling prices for the first three months of the year 2002 were down by $270,800 over those of the comparable period of 2001, prices of household products being down by $18,400, while average selling prices of skin care products were down by $252,400. This decrease was primarily due to increase coupon expense in 2002 versus 2001. Co-op advertising, marketing funds, slotting fees and coupon expenses paid to retailers were subtracted from gross sales in accordance with current accounting policies totaling $829,500 in the first quarter of 2002 versus $458,700 in the same quarter in 2001, an increase of $370,800 or 80.8%.

During the first quarter of the new year, net sales of skin care products accounted for 48.7% of consolidated net sales compared to 59.5% for the same quarter of 2001. Net sales of these products for that period were $2,567,700 in 2002 compared to $4,174,200 in 2001, a decrease of $1,606,500 or 38.5%. The Company has continued to experience a drop in unit sales of the Company's earlier established alpha hydroxy acid products due at least in part to maturing in the market for alpha hydroxy acid-based skin care products and intense competition from producers of similar or alternative products, many of whom are considerably larger than Neoteric Cosmetics, Inc., a wholly-owned subsidiary. Sales of the Company's Alpha Hydrox products in the first quarter of 2002, compared to the first quarter of 2001, have also been affected by a decrease in the distribution of those products at retail stores, including the Company's largest customer having reduced the number of types of those products carried on its shelves, and may have been affected by decreases in advertising expenses for Alpha Hydrox products. The Company continues to address the decrease in sales of products in the alpha hydroxy acid category of skin care products through focusing on its core products, and its niche marketing opportunities, including the distribution and sale of products purchased from Montagne Jeunesse. In the first quarter of 2002, the Company reduced the number of types of its Alpha Hydrox products with alpha hydroxy acids in order to concentrate marketing and distribution resources of the Company and in response to slow, decreasing sales of other items in the Alpha Hydrox line of skin care products. (Other skin care products of the Company do not contain alpha hydroxy acids.) In 2002, the sales of more recently introduced products, primarily Montagne Jeunesse, were not sufficient to offset the declining shipments of the alpha hydroxy acid-based products. The net sales of Montagne Jeunesse were approximately $593,000 in the first quarter of 2002; this product was not sold by the Company until the second quarter of 2001. The Company believes that its future success is highly dependent on the favorable acceptance in the marketplace of its new products and the sales of its Alpha Hydrox products.

New products for 2001 included a line of skin care products specifically designed for problems common to mature women (Alpha Radiance) and a unique topical analgesic (Rubout) which helps fade the discoloration of bruises. These products have not met the Company's expectations. The Company did not introduce new products in the first quarter of 2002.

Sales of household products for the first quarter of this year accounted for 51.3% of consolidated net sales compared to 40.5% for the same period of 2001. These products are comprised of Scott's Liquid Gold for wood, a wood cleaner which preserves as it cleans, and Touch of Scent, a room air freshener. During the quarter ended March 31, 2002, sales of household products were $2,707,000 as compared to sales of $2,844,200 for the same quarter of 2001. Sales of Scott's Liquid Gold for wood were down by $50,700, a decrease of 2.6%. Sales of Touch of Scent were down by $86,500 or 9.9%. Touch of Scent sales were affected by a decrease in the number of stores of the Company's largest customer carrying Touch of Scent and who no longer sells the Touch of Scent dispenser. As noted in previous reports to shareholders, efforts in recent years to revitalize Touch of Scent have produced less than satisfactory results. The Company continues to seek products to replace or augment Touch of Scent, particularly products which would increase the utilization of the Company's manufacturing facilities.

On a consolidated basis, cost of goods sold was $3,085,300 during the first three months of 2002 compared to $2,834,200 for the same period of 2001 an increase of $251,100 (8.9%, on a sales decrease of 24.8%). As a percentage of consolidated net sales for the first quarter of 2002, cost of goods sold was 58.5% compared to 40.4% in 2001, an increase of 44.8% which was essentially due to changes in product mix (the cost for Montagne Jeunesse is higher than products manufactured by the Company, and some products are more costly to produce than others), to spreading on-going (fixed) manufacturing costs over lower unit production in the first quarter of 2002 than in 2001, and to the close out sales of a few discontinued items.

Operating expenses comprised primarily of advertising, selling and general and administrative expenses, decreased by $1,893,000 in the first quarter of 2002 when compared to first quarter of 2001, largely because of the decline in advertising expenses. The various components of operating expenses are discussed below.

Advertising expenses for the first three months of 2002 were $377,100 compared to $1,846,100 for the comparable quarter of 2001, a decrease of $1,469,000 or 79.6%. Advertising expenses applicable to household products decreased by $211,900 (79.2%) during the first quarter of 2002, whereas, advertising expenses for Alpha Hydrox products decreased from the comparative three-month period by $1,257,100 (79.6%).

As a result of the license agreement entered into with TriStrata Technology Inc. in the fourth quarter of 2000, in 2001 the Company revised its advertisements for the Alpha Hydrox products with alpha hydroxy acid to include that the products reduce or diminish fine lines and wrinkles. Irrespective of year to year changes in expenditures to advertise its products, the Company recognizes that, whenever it is fiscally responsible to do so, it must seek to advertise both effectively and aggressively because the markets for skin care products, furniture polish and air fresheners are highly competitive and, accordingly, the Company's brand names need to be kept in front of current and potential consumers. The Company's advertising program is highly dependent upon sales of its skin care products.

Selling expenses for the first quarter of 2002 were $1,303,600 compared to $1,568,800 for the comparable three months of 2001, a decrease of $265,200 or 16.9%. That decrease was comprised of a decrease of $86,600 in brokerage commissions and freight (which vary with sales volume), a decrease in travel expenses of $114,800, a decrease in salaries and fringe benefits of $26,500 and in other expenses, none of which, by itself, was material, of $37,300.

General and administrative expenses for the first three months of 2002 were $1,240,000 compared to $1,398,800 for the comparable period of 2001, a decrease of $158,800 or 11.4%. Such decrease was attributable to the reduction in salary and fringe benefits of $85,200, a decrease in legal fees and professional fees of $24,300 and a decrease in other administrative expenses, none of which, by itself, was material, of $49,300.

The Company continues to take steps to reduce expenses. As indicated above, one part of this effort involved a substantial decrease in television advertising for the Company's products. In April, 2002, the Company entered into a listing agreement for the lease or sale of all or part of two of its buildings at its facilities in Denver, Colorado. The buildings are an office building and an adjacent warehouse with a total of approximately 128,000 square feet. The Company's facilities also include a manufacturing building which is not covered by the listing agreement. The Company does not know whether an acceptable transaction for the listed buildings will be possible in the current real estate market.

Interest expense for the first quarter of 2002 was $68,500 versus $145,300 for the comparable quarter of 2001. Interest expense decreased because of the reduced principal of the Company's bank loan and a lower interest rate on that bank loan as a result of an annual adjustment. Other income for the three months ended March 31, 2002 was $20,800 compared to $89,400 for the same period of 2001. Other income essentially consists of interest earned on the Company's cash reserves in 2002 and 2001.

During the first quarter of 2002 and of 2001, expenditures for research and development were not material (under 2% of revenues).

Liquidity and Capital Resources

On November 21, 2000 the Company redeemed the entire 1994 $12 million bond issue and entered into a seven year bank loan at the prime rate (9.5% at that time and on December 31, 2000), adjustable yearly (5.0% at December 31, 2001), secured by the Company's land and buildings, with principal and interest payable monthly. The loan agreement with the bank contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1. The Company may not declare any dividends that would result in a violation of either of these covenants. The foregoing requirements were met at March 31, 2002.

During the first quarter of 2002 the Company's working capital decreased by $781,800, and concomitantly, its current ratio (current assets divided by current liabilities) decreased from 1.5:1 at December 31, 2001 to 1.4:1 at March 31, 2002. This decrease in working capital is attributable to a net loss in the first three months of 2002 of $779,000, and a reduction in long-term debt of $204,400, both offset by depreciation in excess of capital additions of $198,900 and a decrease in other assets of $2,700. At March 31, 2002, the ratio of consolidated long-term debt to consolidated net worth was 0.34:1.

At March 31, 2002, trade accounts receivable were $626,600 versus $432,200 at year-end. Accounts payable decreased from the end of 2001 through March of 2002 by $504,100 primarily due to a decrease in advertising payables. At March 31, 2002 inventories were $565,400 less than at December 31, 2001, largely due to the reduction in sales (inventory was not replaced as sales declined) and the sale of discontinued items. Accrued expenses increased by $354,000 from December 31, 2001 to March 31, 2002 primarily from an increase in accrued salaries and related items of $206,900 and an increase in accrued professional fees of $120,500.

The Company has no significant capital expenditures planned for 2002 and expects that its available cash and cash flows from operating activities will fund the next twelve months cash requirements.

The Company's dependence on operating cash flow means that risks involved in its business can significantly affect its liquidity. Any loss of a significant customer, any further decreases in distribution of its skin care products, any new competitive products affecting sales levels of the Company's products, any significant expense not included in the Company's internal budget could result in the need to raise cash, such as through a bank financing. The Company has no arrangements for an external financing of debt or equity, and the Company is not certain whether any such financing would be available on acceptable terms. Please also see other risks summarized in "Forward-Looking Statements" below. Also, the Company expects its operating cash to improve if the Company achieves profitability in 2002.

Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss due to adverse changes in financial and commodity market prices and rates. The Company is not materially exposed to market risks regarding interest rates because the interest on the Company's outstanding debt is at the prime rate, adjustable yearly. The Company's investments in debt and equity securities are short-term and not subject to significant fluctuations in fair value. If interest rates were to rise 10% from year-end levels, the fair value of the Company's debt and equity securities would have decreased by approximately $22,500. Further, the Company does not use foreign currencies in its business. Currently, it receives payments for sales to parties in foreign countries in U.S. dollars. Additionally, the Company does not use derivative instruments or engage in hedging activities. As a result, the Company does not believe that near-term changes in market risks will have a material effect on results of operations, financial position or cash flows of the Company.

Forward-Looking Statements

This report may contain "forward-looking statements" within the meaning of U.S. federal securities laws. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and the Company's performance inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of the Company's products in the marketplace; the degree of success of any new product or product line introduction by the Company; competitive factors; continuation of the Company's distributorship agreement with Montagne Jeunesse; the need for effective advertising of the Company's products; limited resources available for such advertising; new competitive products and/or technological changes; dependence upon third party vendors and upon sales to major customers; changes in the regulation of the Company's products, including applicable environmental regulations; adverse developments in pending litigation; the loss of any executive officer; and other matters discussed in the Company's periodic filings with the Securities and Exchange Commission. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  Please see "Market Risks" in Item 2 of Part I of this Report which information is incorporated herein by this reference.

PART II OTHER INFORMATION

Item 1.	Not Applicable
Item 2.	Not Applicable
Item 3.	Not Applicable
Item 4.	Not Applicable
Item 5.	Not Applicable
Item 6.	Exhibits and Reports on Form 8-K
There were no Reports filed by the Company on Form 8-K during the First Quarter of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SCOTT'S LIQUID GOLD-INC.
April 30, 2002	BY:	/s/ Mark E. Goldstein

Date		Mark E. Goldstein President and Chief Executive Officer
April 30, 2002	BY:	/s/ Jeffry B. Johnson

Date		Jeffry B. Johnson Treasurer and Chief Financial Officer