Form 10-Q
period 2002-06-30
SCOTTS LIQUID GOLD INC
filed 2002-08-13
CIK 88000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

June 30, 2002


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

YES	X	       NO _

The Registrant had 10,153,058 common shares, $0.10 par value, its only class of common stock, issued and outstanding on June 30, 2002.














PART I.	FINANCIAL INFORMATION

Item 1.		Financial Statements

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

                              Three Months                    Six Months
                             Ended June 30,                  Ended June 30,
                     ----------------------------    --------------------------
                          2002            2001           2002            2001
                    ------------    ------------    -----------    ------------
Revenues:
    Net sales       $  5,710,100    $  7,338,600    $10,984,800    $ 14,357,000
    Other Income          15,800          59,200         36,600         148,600
                    ------------   -------------   ------------   -------------
                       5,725,900       7,397,800     11,021,400      14,505,600

Costs and Expenses:
    Cost of sales       3,239,900      3,378,100      6,325,200       6,212,300
    Advertising            88,500        879,100        465,600       2,725,200
    Selling             1,495,800      1,589,400      2,799,400       3,158,200
    General and
     administrative       902,400      1,391,700      2,142,400       2,790,500
    Interest               67,500        140,300        136,000         285,600
                     ------------  -------------   ------------   -------------
                        5,794,100      7,378,600     11,868,600      15,171,800
                     ____________  _____________   ____________   _____________

Income (loss)
 before income taxes $    (68,200)  $     19,200  $    (847,200)  $    (666,200)
Income tax expense
 (benefit)               (483,000)         -           (483,000)          -
                     ------------   ------------    -----------   -------------

Net income (loss)    $    414,800   $     19,200  $    (364,200)  $    (666,200)
                     ============   ============  =============   =============

Net income (loss)
 per  common  share
 (Note 4):
    Basic            $      0.04    $       0.00  $       (0.04)  $       (0.07)
                     ===========    ============  =============   =============
    Diluted          $      0.04    $       0.00  $       (0.04)  $       (0.07)
                     ===========    ============  =============   =============

Weighted average
 shares outstanding:
    Basic             10,153,100      10,103,100     10,153,100      10,103,100
                     ===========    ============  =============   =============
    Diluted           10,153,100      10,103,100     10,153,100      10,103,100
                     ===========    ============  =============   =============

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Balance Sheets


                                                June 30,       December 31,
                                                 2002              2001
                                              ------------    ------------
                                               (Unaudited)
ASSETS
Current  assets:
    Cash and cash
     equivalents                              $  1,698,200    $  1,220,800
    Investment securities                        1,634,800       2,084,500
    Trade receivables, net (Note 2)                507,300         432,200
    Other receivables (Note 3)                     508,300          21,400
    Inventories:
      Finished goods                             2,126,000       3,214,800
      Raw materials                                987,900         826,900
    Prepaid expenses                               168,500         121,100
    Deferred tax asset                             823,800         823,800
                                               -----------      ----------
        Total current assets                     8,454,800       8,745,500

Property, plant and equipment at cost           27,029,700      27,025,600
  Less accumulated depreciation                 11,135,600      10,736,600
                                               -----------     -----------
                                                15,894,100      16,289,000

Other assets                                        49,600          55,000
                                               -----------      ----------
	TOTAL ASSETS                             $24,398,500     $25,089,500
                                               ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current  liabilities:
Accounts payable                               $ 2,795,800     $ 2,941,100
  Accrued expenses                               2,147,800       1,939,400
  Current maturities of long-term debt             809,000         789,000
                                               -----------     -----------
    Total current liabilities                    5,752,600       5,669,500
  Long-term debt                                 4,105,400       4,515,300
Deferred income taxes                            1,259,100       1,259,100
                                               -----------     -----------
                                                11,117,100      11,443,900

Shareholders' equity (Note 4):
  Common stock                                   1,015,300       1,015,300
  Capital in excess of par                       4,847,000       4,847,000
  Retained earnings                              7,419,100       7,783,300
    Shareholders' equity                        13,281,400      13,645,600
                                               -----------     -----------
    TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                      $24,398,500     $25,089,500
                                               ===========     ===========







SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

                                                      Six Months Ended
                                                         June 30,
                                                      --------------------
                                                    2002            2001
                                                ----------     -----------
Cash flows from operating activities:
Net loss
                                                $ (364,200)    $  (666,200)
  Adjustments to reconcile net loss to
   net cash provided (used)  by operating
   activities:
    Depreciation and amortization                  404,400         408,600
    Provision for doubtful accounts
     receivable                                      9,000          69,000
    Gain on sale of investment securities           (2,700)           -

    Accrued interest on investment securities         (300)           -
    Change in assets and liabilities:
      Trade and other receivables                 (571,000)        339,700
      Inventories                                  927,800      (1,493,000)
      Prepaid expenses                             (47,400)        (28,700)
      Accounts payable and accrued expenses         63,100         526,000
                                                ----------      ----------
    Total adjustments to net loss                  782,900        (178,400)
                                                __________      __________
      Net Cash Provided (Used) by
       Operating Activities                        418,700        (844,600)
                                                __________      __________

Cash flows from investing activities:
  Sale of investment securities                    452,700            -
  Purchase of property, plant &
   equipment                                        (4,100)        (58,200)
                                                ----------      ----------
      Net Cash Provided (Used) by
       Investing Activities                        448,600         (58,200)
                                                __________      __________

Cash flows from financing activities:
  Principal payments on long-term borrowings
                                                  (389,900)       (311,400)
                                                __________      __________
      Net Cash Used by Financing Activities       (389,900)       (311,400)
                                                __________      __________

Net Increase (Decrease) in Cash and
 Cash Equivalents                                  477,400      (1,214,200)

Cash and Cash Equivalents, beginning
 of period                                       1,220,800       5,485,000
                                                ----------      ----------

Cash and Cash Equivalents, end of period        $1,698,200      $4,270,800
                                                ==========      ==========
Supplemental disclosures:
  Cash paid during period for:
    Interest                                    $  136,600      $  288,200
                                                ==========      ==========
    Income taxes                                $     -         $    1,100
                                                ==========      ==========


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

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain accounting policies involving significant judgements, estimates, or assumptions include inventory reserves for slow moving and obsolete products and raw materials, allowance for doubtful accounts which is based primarily upon factors surrounding the credit risk of specific customers, allowance for estimated returns, discounts and incentives which is based on various market data, historical trends and information from customers, and valuation of long-lived assets. Actual results could differ from those estimates.

Recent Accounting Pronouncements

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

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001, which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 requires one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management has adopted this statement which did not have a material impact on the Company's consolidated financial statements because the Company has not held any long-lived assets for sale or had any discontinued operations. Pursuant to the provisions of SFAS No.144, the Company will continue to assess impairment of its long-lived assets to be held and used in a similar manner to that used under SFAS No. 121.

Note 2.
Allowance for doubtful accounts at June 30, 2002 and December 31,
2001 were $688,200 and $665,000, respectively.

Note 3.
Other receivables include $483,000 (at June 30, 2002) in federal income taxes to be recouped as a result of the carryback of the net loss from the year 2001 against taxes paid on income reported in 1997.

Note 4.
Per share data was determined by using the weighted average number of common shares outstanding. Common equivalent shares are considered only for diluted earnings per share, unless considered anti-dilutive. The common equivalent shares were excluded from the computation of weighted average shares outstanding due to the anti-dilutive effect.

As of June 30, 2002 and 2001, the Company had 1,181,000 and
1,184,200 stock options outstanding, respectively.

At June 30, 2002, there were authorized 50,000,000 shares of the Company's $0.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series.

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


Note 5.
The following provides information on the Company's segments for the three and six months ended June 30, 2002 and 2001:

                                          Three Months Ended June 30,
                           ----------------------------------------------------
                                     2002                        2001
                           -----------------------    -------------------------
                           Household     Skin Care     Household     Skin Care
                           Products       Products     Products       Products
                          -----------   -----------   -----------   -----------
Net sales to external
   customers              $ 2,445,600   $ 3,264,500   $ 2,880,900   $ 4,457,700
                          ===========   ===========   ===========   ===========

Income (loss) before
 profit sharing, bonuses
 and income taxes         $   214,900   $  (283,100)  $  (402,000)  $   421,200
                          ===========   ==========    ===========   ===========

                                          Six Months Ended June 30,
                           ----------------------------------------------------
                                     2002                        2001
                           Household     Skin Care     Household     Skin Care
                           Products       Products     Products       Products
                          -----------   -----------   -----------   -----------
Net sales to external
   customers              $ 5,152,600   $ 5,832,200   $ 5,725,100   $ 8,631,900
                          ===========   ===========   ===========   ===========
Income (loss) before
 profit sharing, bonuses
 and income taxes         $   319,500   $(1,166,700)  $  (377,100)  $  (289,100)
                          ===========   ===========   ===========   ===========

Identifiable Assets       $ 3,025,000   $ 6,912,200   $ 3,534,600   $ 7,717,300
                          ===========   ===========   ===========   ===========


The following is a reconciliation of segment information to consolidated information for the three and six months ended
June 30, 2002 and 2001:

                              Three Months Ended           Six Months Ended
                                   June 30,                     June 30,
                          -------------------------   -------------------------
                              2002          2001          2002          2001
                          -----------   -----------   ----------    -----------
Net sales to external
   customers              $ 5,710,100   $ 7,338,600   $10,984,800   $14,357,000
Other income                   15,800        59,200        36,600       148,600
                          -----------   -----------   -----------   -----------
                          $ 5,725,900   $ 7,397,800   $11,021,400   $14,505,600
                          ===========   ===========   ===========   ===========
Income (loss) before
 profit sharing, bonuses
 and income taxes for
 reportable segments      $   (68,200)  $    19,200   $  (847,200)   $ (666,200)
Corporate activities             -             -             -             -
                          -----------   -----------   -----------    ----------
Consolidated income (loss)
 before income taxes      $   (68,200)  $    19,200   $  (847,200)   $ (666,200)
                          ===========   ===========   ===========    ==========
Identifiable assets for
 reportable segments      $ 9,937,200   $11,251,900   $ 9,937,200   $11,251,900
Corporate assets           14,461,300    15,233,500    14,461,300    15,233,500
                          -----------   -----------   -----------   -----------
Consolidated total
 assets                   $24,398,500   $26,485,400   $24,398,500   $26,485,400
                          ===========   ===========   ===========   ===========


Item 2.	Management's Discussion and Analysis of Financial
             Condition and Results of Operation (Unaudited)

Critical Accounting Policies

The Company has identified the policies below as critical to the Company's business operations and the understanding of the Company's results of operations. These policies involve significant judgments, estimates and assumptions by the Company's management. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements of the Company's annual report on Form 10-K for the year ended December 31, 2001 and Note 1 in Notes to Consolidated Financial Statements in Part I, Item 1 of this Report.

Revenue Recognition

The Company's revenue recognition policy is significant because the amount and timing of revenue is a key component of the Company's results of operations. The Company follows the guidance of Staff Accounting Bulletin No. 101 ("SAB 101"), which requires that a strict series of criteria are met in order to recognize revenue related to product shipment. If these criteria are not met, the associated revenue is deferred until the criteria are met. Generally, these criteria are that there be an arrangement to sell the product, the Company has delivered the product in accordance with that arrangement, the sales price is determinable, and collectibility is probable. Reserves for marketing rebates, pricing allowances and returns are provided in the period of sale. These reserves involve estimates made by management. In the event that actual results differ from these estimates, results of future periods may be impacted. Reserves for bad debts (currently $688,200 at June 30, 2002) are set up and are subject to estimates by management including factors surrounding the credit risk of specific customers; historically the Company has not experienced significant bad debts and believes its allowances are adequate.

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

Other Reserves
Certain other accounting policies involving significant judgements, estimates, or assumptions include: The allowance for estimated returns, discounts and incentives which is based on various market data, historical trends and information from customers; and valuation of long-lived assets.

Results of Operations
Summary of Results as a Percentage of Net Sales


                          Year Ended        Six Months Ended
                          December 31,          June 30,
                          -----------   -----------------------
                            2001            2002         2001
                          ---------     ----------   ----------
                          (Audited)     (Unaudited)  (Unaudited)
Net sales
  Scott's Liquid Gold
   household products       47.7%          46.9%       39.9%
  Neoteric Cosmetics        52.3%          53.1%       60.1%
                           ------         ------      ------
Total Net Sales            100.0%         100.0%      100.0%
Cost of Sales               46.7%          57.6%       43.3%
                           ------         ------      ------
Gross profit                53.3%          42.4%       56.7%
Other revenue                1.2%           0.3%        1.0%
                           -----          -----       ------
                            54.5%          42.7%       57.7%
                           ______         ______      ______
Operating Expenses          59.4%          49.2%       60.4%
Interest                     2.2%           1.2%        2.0%
                           ------         ------       -----
                            61.6%          50.4%       62.4%
                           ______         ______      ______
Loss before income taxes    (7.1%)         (7.7%)      (4.7%)
                           ======         ======      ======


Six Months Ended June 30, 2002
Compared to Six Months Ended June 30, 2001

Consolidated net sales for the first half of the current year were $10,984,800 vs. $14,357,000 for the first six months of 2001, a decrease of $3,372,200 or about 23.5%. Average selling prices for the first six months of the year 2002 were down by $228,200 over those of the comparable period of 2001, prices of household products being up by $35,200, while average selling prices of skin care products were down by $263,400. This decrease was primarily due to an increase in coupon expense in 2002 versus 2001. Co-op advertising, marketing funds, slotting fees and coupon expenses paid to retailers were subtracted from gross sales in accordance with current accounting policies totaling $1,734,600 in the first half of 2002 versus $1,041,600 in the same period in 2001, an increase of $693,000 or 66.5%. Of this increase $455,500 was an increase in coupon expenses and an increase of $237,500 in cooperative advertising expenses.

During the first half of the year, net sales of skin care products accounted for 53.1% of consolidated net sales compared to 60.1% for the first six months of 2001. Net sales of these products for those periods were $5,832,200 in 2002 compared to $8,631,900 in 2001, a decrease of $2,799,700 or 32.4%. The Company has continued to experience a drop in unit sales of the Company's earlier established alpha hydroxy acid products due at least in part to maturing in the market for alpha hydroxy acid-based skin care products and intense competition from producers of similar or alternative products, many of whom are considerably larger than Neoteric Cosmetics, Inc., a wholly-owned subsidiary. Sales of the Company's Alpha Hydrox products in the first half of 2002, compared to the first half of 2001, have also been affected by a decrease in the distribution of those products at retail stores, including the Company's largest customer having reduced in prior quarters the number of types of those products carried on its shelves, and may have been affected by decreases in advertising expenses for Alpha Hydrox products. The Company continues to address the decrease in sales of products in the alpha hydroxy acid category of skin care products through focusing on its core products, and its niche marketing opportunities, including the distribution and sale of products purchased from Montagne Jeunesse. In the first half of 2002, the Company reduced the number of types of its Alpha Hydrox products with alpha hydroxy acids in order to concentrate marketing and distribution resources of the Company and in response to slow, decreasing sales of other items in the Alpha Hydrox line of skin care products. (Other skin care products of the Company do not contain alpha hydroxy acids.)
In 2002, the sales of more recently introduced products, primarily Montagne Jeunesse, were not sufficient to offset the declining shipments of the alpha hydroxy acid-based products.
The net sales of Montagne Jeunesse were approximately $2,730,000 in the first half of 2002; this product was not sold by the Company until the second quarter of 2001. The Company believes that its future success is highly dependent on the favorable acceptance in the marketplace of its new products and the sales of its Alpha Hydrox products.

New products for 2001 included a line of skin care products specifically designed for problems common to mature women
(Alpha Radiance) and a unique topical analgesic (Rubout) which helps fade the discoloration of bruises. These products have not met the Company's expectations. The
Company did not introduce new products in the first half of 2002.

Sales of household products for the first half of this year accounted for 46.9% of consolidated net sales compared to 39.9% for the same period of 2001. These products are comprised of "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener. During the six months ended June 30, 2002, sales of household products were $5,152,600, as compared to sales of $5,725,100 for the same six months of 2001. Sales of "Scott's Liquid Gold" for wood were down by $376,600, a decrease of 9.2%, largely in management's view because of the lack of television advertisement to support this product and additional competitive products. Sales of "Touch of Scent" were down by $195,900 or 12.0%. As noted in previous reports to shareholders, Touch of Scent sales were affected by a decrease in the number of stores of the Company's largest customer carrying Touch of Scent and who no longer sells the Touch of Scent dispenser. As noted in previous reports to shareholders, efforts in recent years to revitalize Touch of Scent have produced less than satisfactory results. The Company continues to seek products to replace or augment Touch of Scent, particularly products which would increase the utilization of the Company's manufacturing facilities.

On a consolidated basis, cost of goods sold was $6,325,200 during the first six months of 2002 compared to $6,212,300 for the same period of 2001, an increase of $112,900 (1.8% on a sales decrease of 23.5%). As a percentage of consolidated net sales for the first half of 2002, cost of goods sold was 57.6% compared to 43.3% in 2001, an increase of 33.0% which was essentially due to changes in product mix (the cost for Montagne Jeunesse is higher than products manufactured by the Company, and some products are more costly to produce than others), to spreading on-going (fixed) manufacturing costs over lower unit production in the first half of 2002 than in 2001, and to the close out sales of a few discontinued items.

Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, decreased 18.5% as a percentage of sales in the first half of 2002, when compared to the first half of 2001, largely because of the decline in advertising expenses. The various components of operating expenses are discussed below.

Advertising expenses for the first six months of 2002 were $465,600 compared to $2,725,200 for the comparable six months of 2001, a decrease of $2,259,600 or 82.9%. Advertising expenses applicable to household products decreased by $752,700 (88.1%) during the first half of 2002, whereas, advertising expenses for Alpha Hydrox products decreased for the comparative six-month period by $1,506,900 (80.5%).

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

Selling expenses for the first half of 2002 were $2,799,400 compared to $3,158,200 for the comparable six months of 2001, a decrease of $358,800 or 11.4%. That decrease was comprised of a decrease of $224,400 in freight and brokerage costs, a decrease in travel expenses of $128,700, a decrease in salary and fringe benefits of $51,700, an increase in promotional expenses of $94,600, a decrease in postage of $18,100, and a net decrease in a variety of other expenses, none of which, by itself, was material, of $30,500.

General and administrative expenses for the first six months of 2002 were $2,142,400 compared to $2,790,500 for the comparable period of 2001, a decrease of $648,100 or 23.2%. That decrease is made up of a decrease in salary and fringe benefits cost of $208,200, a decrease in professional fees of $316,700, a decrease in equipment rental expenses of $27,900, a decrease in bad debt expenses of $60,000, and a net decrease in other administrative expenses, none of which, by itself, was material, of $35,300.

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

Interest expense for the first half of 2002 was $136,000 versus $285,600 for the comparable period of 2001. Other income for the six months ended June 30, 2002 was $36,600 compared to $148,600 for the same period of 2001. Other income essentially consists of interest earned on the Company's cash reserves.

The income tax benefit of $483,000 results from the carry-back of a net loss as described in Note 3 to the Notes to Consolidated
Financial Statements in Part I, Item 1 above in this report.

During the first six months of 2002 and of 2001, expenditures for research and development were not material (under 2% of revenues).

Three Months Ended June 30, 2002
Compared to Three Months Ended June 30, 2001

Consolidated net sales for the second quarter of the current year were $5,710,100 vs. $7,338,600 for the comparable quarter of 2001, a decrease of $1,628,500 or about 22.2%. Average selling prices for the second quarter of 2002 were up by $42,600 over those of the comparable period of 2001, prices of household products being up by $53,600, while average selling prices of skin care products were down by $11,000. Co-op advertising, marketing funds, slotting fees and coupon expenses paid to retailers were subtracted from gross sales in accordance with current accounting policies totaling $905,100 in the second quarter of 2002 versus $582,900 in the same period in 2001, an increase of $322,200 or 55.3%. This increase was made up of an increase in cooperative advertising of $224,800, an increase in coupon expense of $139,800, and a decrease in slotting expense of $42,400.

During the second quarter of 2002, net sales of skin care products accounted for 57.2% of consolidated net sales compared to 60.7% for the second quarter of 2001. Net sales of these products for those periods were $3,264,500 in 2002 compared to $4,457,700 in 2001, a decrease of $1,193,200 or 26.8%. Please see the discussion above for the first half of 2002 for additional information regarding sales of skin care products, which is also applicable to sales of skin care products in the second quarter.

Sales of household products for the second quarter of this year accounted for 42.8% of consolidated net sales compared to 39.3% for the same period of 2001. These products are comprised of "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener. During the second quarter of 2002, sales of household products were $2,445,600, as compared to sales of $2,880,900 for the same three months of 2001. Sales of "Scott's Liquid Gold" for wood were down by $325,900, a decrease of 15.4%. Sales of "Touch of Scent" were down by $109,400 or 14.4%. Please see the discussion above for the first half of 2002 for additional information regarding sales of household products, which is also applicable to sales of household products in the second quarter of 2002.

On a consolidated basis, cost of goods sold was $3,239,900 during the second quarter of 2002 compared to $3,378,100 for the same period of 2001, a decrease of $138,200 (4.1%, on a sales decrease of 22.2%). As a percentage of consolidated net sales for the second quarter of 2001, cost of goods sold was 56.7% compared to 46.0% in 2001, an increase of 23.3%, which was essentially due to a change in product mix (the cost for Montagne Jeunesse is higher than products manufactured by the Company, and some products are more costly to produce than others) and to the spreading of fixed manufacturing costs over lower unit production in the second quarter of 2002 than in 2001, and to the close out sales of a few discontinued items.

Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, decreased 17.3% as a percentage of sales in the second quarter of 2002, when compared to the same period during 2001, largely because of the decline in advertising expenses.

Advertising expenses for the second quarter of 2002 were $88,500 compared to $879,100 for the comparable quarter of 2001, a decrease of $790,600 or 89.9%. Advertising expenses applicable to household products decreased by $540,800 (92.2%) during the second quarter of 2002, whereas, advertising expenses for Alpha Hydrox products decreased for the comparative three-month period by $249,800 (85.3%). With respect to advertising expenses for household products, the amount expended to advertise Scott's Liquid Gold for wood decreased by $509,500, while expenditures to advertise Touch of Scent decreased by $31,300. Advertising expenses for Scott's Liquid Gold for wood and for Alpha Hydrox products during each of the third and fourth quarters of 2002 are expected to increase from those of the second quarter.

As a result of the license agreement entered into with TriStrata Technology Inc. in the fourth quarter of 2000, in 2001 the Company revised its advertisements for the Alpha Hydrox products with alpha hydroxy acid to include that the products reduce or diminish fine lines and wrinkles. The Company is preparing a new television commercial for Alpha Hydrox products to run during the second half of 2002. The Company recognizes that, whenever it is fiscally responsible to do so, it must seek to advertise both effectively and aggressively because the markets for skin care products, furniture polish and air fresheners are highly competitive and, accordingly, the Company's brand names need to be kept in front of current and potential consumers. The Company's advertising program is highly dependent upon sales of its skin care products.

Selling expenses for the three months ended June 30, 2002 were $1,495,800 compared to $1,589,400 for the comparable three months of 2001, a decrease of $93,600 or 5.9%. That decrease was comprised of a decrease of $137,800 in freight and brokerage costs, a decrease in travel expenses of $13,900, a decrease in salaries and fringe benefits of $25,200, an increase in promotional expenses of $99,700, and a net decrease in a variety of other expenses, none of which, by itself, was material, of $16,400.

General and administrative expenses for the second quarter of 2002 were $902,400 compared to $1,391,700 for the comparable period of 2001, a decrease of $489,300 or 35.2%. Such decrease was attributable to a decrease in legal and professional fees of $284,900, a decrease in salaries and fringe benefits of $123,000, a decrease in bad debt expense of $60,000, and a net decrease in other administrative expenses, none of which, by itself, was material, of $21,400.

Interest expense for the second quarter of 2002 was $67,500 versus $140,300 for the comparable period of 2001. Other income for the three months ended June 30, 2002 was $15,800 compared to $59,200 for the same period of 2001. Other income essentially consists of interest earned on the Company's cash reserves.

The income tax benefit of $483,000 results from the carry-back of a net loss as described in Note 3 to the Notes to Consolidated
Financial Statements in Part I, Item 1 above in this report.

During the second quarter of 2002 and of 2001, expenditures for research and development were not material (under 2% of revenues).

Liquidity and Capital Resources

On November 21, 2000 the Company redeemed the entire 1994 $12 million bond issue and entered into a seven-year bank loan at the prime rate (9.5% at that time and on December 31, 2000), adjustable yearly (5.0% at December 31, 2001), secured by the Company's land and buildings, with principal and interest payable monthly. The loan agreement with the bank contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1. The Company may not declare any dividends that would result in a violation of either of these covenants. The foregoing requirements were met at June 30, 2002.

During the first half of 2002, the Company's working capital decreased by $373,800, and concomitantly, its current ratio (current assets divided by current liabilities) decreased from 1.54:1 at December 31, 2001 to 1.47:1 at June 30, 2002. This
decrease in working capital is attributable to a net loss in the first six months of 2002 of $364,200, and a reduction in long-term debt of $409,900, both offset by depreciation in excess of capital additions of $394,900 and a decrease in other assets of $5,400. At June 30, 2002, the ratio of consolidated funded debt to consolidated net worth was .31:1.

At June 30, 2002, trade accounts receivable were $75,100 higher than at year end. Miscellaneous receivables increased by $486,900 from December 31, 2001 until June 30, 2002 primarily because of a $483,000 federal income tax refund receivable. Accounts payable decreased from the end of 2001 through June of 2002 by $145,300 primarily due to the decrease in advertising payables at the end of the second quarter versus at the end of last year. At
June 30, 2002, inventories were $927,800 less than at December 31, 2001, largely due to the reduction in sales (inventory was not replaced as sales declined) and the sale of discontinued items. Accrued expenses increased by $208,400 from December 31, 2001 to June 30, 2002 primarily from an increase in accrued salaries and related items of $185,900, an increase in accrued travel expenses of $55,500 all offset by a net decrease in other accruals of $33,000.

In July, 2002, the Company received $594,600 upon conclusion of a lawsuit against an insurer. This lawsuit is described in Part II, Item 1, Legal Proceedings.

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

Quantitative and Qualitative Disclosures About Market Risks

Market risk represents the risk of loss due to adverse changes in financial and commodity market prices and rates. The Company is not materially exposed to market risks regarding interest rates because the interest on the Company's outstanding debt is at the prime rate, adjustable yearly. The Company's investments in debt and equity securities are short-term and not subject to significant fluctuations in fair value. If interest rates were to rise 10% from year-end levels, the fair value of the Company's debt and equity securities would have decreased by approximately $11,800. Further, the Company does not use foreign currencies in its business. Currently, it receives payments for sales to parties in foreign countries in U.S. dollars. Additionally, the Company does not use derivative instruments or engage in hedging activities. As a result, the Company does not believe that near-term changes in market risks will have a material effect on results of operations, financial position or cash flows of the Company.

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

Item 3.		Quantitative and Qualitative Disclosures About
                   Market Risk
Please see "Market Risks" in Item 2 of Part I of this Report which information is incorporated herein by this reference.

PART II	OTHER INFORMATION

Item 1.		Legal Proceedings.

We have previously reported a lawsuit filed in the United States District Court for the District of Colorado against three insurers which did not participate in the settlement with the United States Army regarding the Rocky Mountain Arsenal environmental matter. In that suit, we have sought to recover the amounts paid to the Army by us, plus punitive damages and attorneys' fees. Two of those insurers settled with us. The United States District Court ruled in our favor on our claim against the one non-settling insurer, and the insurer appealed. On June 14, 2002, the United States Tenth Circuit Court of Appeals ruled in our favor by affirming in part the decision of the United States District Court. As of June 30, 2002, the Company believed there was potential for an appeal. On July 31, 2002, the defendant insurer paid to us $594,600 in payment of our judgment against the insurer.


Item 2.		Not Applicable

Item 3.		Not Applicable

Item 4.		Submission of Matters to a Vote of Security Holders

On May 1, 2002, the Company held its 2002 Annual Meeting of Shareholders. At that meeting, the six existing directors were nominated and re-elected as directors of the Company. These six persons constitute all members of the Board of Directors of the Company. These directors and the votes for and withheld for each of them were as follows:

                                   For              Withheld
                                ---------           --------
Mark E. Goldstein               9,092,371           185,728
Carolyn J. Anderson             9,094,024           184,075
Jeffrey R. Hinkle               9,094,324           183,775
Jeffry B. Johnson               9,094,524           183,575
Carl A. Bellini                 9,090,624           187,475
Dennis H. Field                 9,089,024           189,075


Item 5.		Not Applicable

Item 6.		Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

The following report was filed by the Company on Form 8-K during the second quarter of 2002: A current report on Form 8-K dated
April 8, 2002 reporting an event under Item 5, Other Events.

(b)	Exhibits

	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

					SCOTT'S LIQUID GOLD-INC.


August 13, 2002			BY:	/s/ Mark E. Goldstein
                              _________________________________
					Mark E. Goldstein
					President and Chief Executive Officer


August 13, 2002			BY:	/s/ Jeffry B. Johnson
                              _________________________________
					Jeffry B. Johnson
					Treasurer, Chief Financial Officer,
                               and Assistant Corporate Secretary


CERTIFICATION OF 10-Q REPORT
OF
SCOTT'S LIQUID GOLD-INC.

FOR THE QUARTER ENDED JUNE 30, 2002

1.	The undersigned are the Chief Executive Officer and the Chief
Financial Officer of Scott's Liquid Gold-Inc. ("Scott's Liquid Gold"). This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies the 10-Q Report of Scott's Liquid Gold for the quarter ended June 30, 2002.

2.	We certify that such 10-Q Report fully complies with the
requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of Scott's Liquid Gold.

This Certification is executed as of August 13, 2002.


/s/ Mark E. Goldstein
______________________________________
Mark E. Goldstein
President, Chief Executive Officer and
  Chairman of the Board

/s/ Jeffry B. Johnson
______________________________________
Jeffry B. Johnson
Treasurer and Chief Financial Officer