Form 10-Q
period 2002-09-30
SCOTTS LIQUID GOLD INC
filed 2002-11-20
CIK 88000

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D.C.  20549

                        FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 OF THE
                SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED

                    September 30, 2002


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

                 YES X       NO

The Registrant had 10,153,058 common shares, $0.10 par value, its only class of common stock, issued and outstanding on November 15, 2002.







PART I.   FINANCIAL INFORMATION

Item 1.        Financial Statements

               SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
               Consolidated Statements of Operations (Unaudited)

                      Three Months                       Nine Months
                       Ended September 30,                Ended September 30,
                        2002          2001            2002          2001
                     ------------  ------------    ------------  ------------
Revenues:
    Net sales        $ 6,175,000   $ 4,844,900     $17,159,800   $19,201,900
    Other income         600,800        88,500         637,400       237,100
                     ------------  ------------    -----------  -------------
                       6,775,800     4,933,400      17,797,200    19,439,000
Costs and Expenses:
    Cost of sales      2,960,500     2,468,600       9,285,700     8,680,900
    Advertising          282,600       262,500         748,200     2,987,700
    Selling            1,384,600     1,557,800       4,184,000     4,716,000
    General and
     administrative    1,167,000     1,163,900       3,309,400     3,954,400
    Interest              65,100       138,000         201,100       423,600
                      -----------  ------------    ------------  ------------
                       5,859,800     5,590,800      17,728,400    20,762,600
                     ____________  ____________    ____________  ____________

Income (loss) before
 income taxes            916,000      (657,400)         68,800    (1,323,600)
Income tax
 benefit (Note 3)          -             -             483,000         -
                     ------------  ------------    ------------  ------------
Net income (loss)    $   916,000   $  (657,400)    $   551,800   $(1,323,600)
                     ============  ============    ============  ============
Net income (loss) per
 common share
 (Note 4):
    Basic            $      0.09   $     (0.07)    $      0.05  $     (0.13)
                     ===========   ============    ============  ============
    Diluted          $      0.09   $     (0.07)    $      0.05  $     (0.13)

Weighted average
 shares outstanding:
    Basic             10,153,100    10,103,100     10,153,100    10,103,100
                     ============   ============   ============  ============
    Diluted           10,153,100    10,103,100     10,153,100    10,103,100
                     ============   ============   ============  ============

                SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
                        Consolidated Balance Sheets

                                        September 30,   December 31,
                                             2002           2001
                                        -------------   ------------
                                         (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents              $ 2,342,500    $ 1,220,800
  Investment securities                    1,684,300      2,084,500
  Trade receivables, net (Note 2)            401,200        432,200
  Other receivables (Note 3)                 503,000         21,400
  Inventories:
    Finished goods                         2,758,600      3,214,800
    Raw materials                            924,100        826,900
  Prepaid expenses                           171,500        121,100
  Deferred tax asset                         823,800        823,800
                                          -----------    -----------
    Total current assets                   9,609,000      8,745,500

Property, plant and equipment at cost     27,035,400     27,025,600
  Less accumulated depreciation           11,335,100     10,736,600
                                         -----------    ------------
                                          15,700,300     16,289,000
Other assets                                  46,900         55,000
                                         ------------   ------------
    TOTAL ASSETS                         $25,356,200    $25,089,500
                                         ============   ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current  liabilities:
  Accounts payable                       $ 2,658,500    $ 2,941,100
  Accrued expenses                         2,524,700      1,939,400
  Current maturities of long-term debt       819,000        789,000
                                         ------------    -----------
    Total current liabilities              6,002,200      5,669,500
Long-term debt, less current maturities    3,897,500      4,515,300
Deferred income taxes                      1,259,100      1,259,100
                                         ------------   ------------
                                          11,158,800     11,443,900
Shareholders' equity (Note 4):
  Common stock                             1,015,300      1,015,300
  Capital in excess of par                 4,847,000      4,847,000
  Retained earnings                        8,335,100      7,783,300
                                         ------------   ------------
      Shareholders' equity                14,197,400     13,645,600
                                         ____________   ____________
    TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY             $25,356,200    $25,089,500
                                         ============   ============

                SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
            Consolidated Statements of Cash Flows (Unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                  ----------------------------
                                                      2002           2001
                                                  -------------   ------------
Cash flows from operating activities:
Net income (loss)                                 $    551,800    $(1,323,600)
  Adjustments to reconcile net income (loss) to
   net cash provided (used) by operating activities:
    Depreciation and amortization                      606,600        612,900
    Changes in assets and liabilities:
       Trade and other receivables                    (450,600)       344,300
       Inventories                                     359,000     (1,703,200)
       Prepaid expenses                                (50,400)        80,700
       Accounts payable and accrued expenses           302,700      1,200,500
                                                   ------------   ------------
    Total adjustments to net income (loss)             767,300        535,200
                                                   ------------   ------------
       Net Cash Provided (Used) by
        Operating Activities                         1,319,100       (788,400)
                                                   ____________   ____________
Cash flows from investing activities:
  Sale of investment securities                      1,400,200          -
  Purchase of investment securities                 (1,000,000)         -
  Purchase of property, plant & equipment               (9,800)      (105,600)
                                                   ------------   ------------
       Net Cash Provided (Used) by
        Investing Activities                           390,400       (105,600)
                                                   ____________   ____________
Cash flows from financing activities:
  Principal payments on long-term borrowings          (587,800)      (471,200)
                                                   ------------   ------------
        Net Cash Used by Financing Activities         (587,800)      (471,200)
                                                   ____________   ____________
Net Increase (Decrease) in Cash and Cash
 Equivalents                                         1,121,700     (1,365,200)

Cash and Cash Equivalents, beginning of period       1,220,800      5,485,000
                                                   ------------   ------------
Cash and Cash Equivalents, end of period          $  2,342,500    $ 4,119,800
                                                  =============   ============
Supplemental disclosures:
  Cash paid during period for:
    Interest                                      $    201,700    $   426,600
                                                  =============   ============
    Income taxes                                  $        900    $     1,100
                                                  =============   ============




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

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain accounting policies involving significant judgments, estimates, or assumptions include inventory reserves for slow moving and obsolete products and raw materials, allowance for doubtful accounts which is based primarily upon factors surrounding the credit risk of specific customers, allowance for estimated returns, discounts and incentives which is based on historical trends and information from customers, and valuation of long-lived assets. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. SFAS No. 145 is not expected to have a material impact on the Company.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Generally,
SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized as incurred, whereas EITF Issue No. 94-3 required such a liability to be recognized at the time that an entity committed to an exit play. The Company is currently evaluating the provisions of the new rule, which is effective for exit or disposal activities that are initiated after December 31, 2002.

Note 2.
Allowance for doubtful accounts at September 30, 2002 and December 31, 2001 were $100,000 and $85,000, respectively.
The allowance for bad debts is recorded based on estimates by management including factors surrounding the credit risk of specific customers and historical trends. The Company has been exposed to potential losses on receivables due from specific customers that have suffered financial difficulties. The
Company has provided reserves against certain receivables from such customers in addition to amounts related to unidentified losses. Those reserves are reduced as those accounts are settled or written off.

At September 30, 2002, the Company reclassified $580,500 of its bad debt reserve to its reserve for returns and customer allowances. Prior year amounts have been reclassified to conform to the current year presentation. The primary reason for the reclassification is to take into account management's treatment of certain reductions claimed by customers as a return or customer allowance rather than bad debt.

Note 3.
Other receivables include $483,000 (at September 30, 2002) in federal income taxes to be recouped pursuant to changes in the federal tax law which allowed the Company to carryback the net loss from the year 2001 against taxes paid on income reported in earlier periods.

Note 4.
Per share data was determined by using the weighted average number of common shares outstanding. Potentially dilutive securities, including stock options, are considered only for diluted earnings per share, unless considered anti-dilutive. The potentially dilutive securities were excluded from the computation of weighted average shares outstanding due to the anti-dilutive effect.

As of September 30, 2002 and 2001, the Company had 1,177,500 and
1,184,200 stock options outstanding, respectively.

At September 30, 2002, there were authorized 50,000,000 shares of the Company's $0.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series.

On February 22, 2001, the Company's Board of Directors adopted a shareholder rights plan for its common stock. One right was issued for each share of common stock issued and outstanding on March 2, 2001. One right will also be issued for each share of common stock that is issued or sold after that date and prior to the "Distribution Date." The Distribution Date means generally a date which is ten days after a person becomes an "Acquiring Person" or the commencement of a tender offer that would make a person a beneficial owner of 15% or more of the Company's common stock. An Acquiring Person means generally a person or group owning beneficially 15% or more of the outstanding shares of common stock, with certain exceptions.

Each right entitles shareholders to buy one share of the Company's common stock at an exercise price of $8.00 per share, subject to adjustments; however, the rights are not exercisable until the Distribution Date. The rights will expire on February 21, 2011 or upon earlier redemption of the rights. If any person becomes an Acquiring Person, or certain other events relating to an Acquiring Person occur, the right will entitle each holder to receive shares of common stock (or stock of the acquiring party after a merger or business combination) having a market value of two times the exercise price of the right. The Board of Directors may redeem the rights at a redemption price of $.01 per right at any time prior to a Distribution Date or the expiration date of the rights on February 21, 2011.

Note 5
In July 2002, the Company resolved the lawsuit filed in the United States District Court for the District of Colorado against three insurers which did not participate in the settlement with the United States Army regarding the Rocky Mountain Arsenal environmental matter. In that suit, the Company sought to recover the amounts paid to the Army, plus punitive damages and attorneys' fees. Two of those insurers settled with the Company. The United States District Court ruled in favor of the Company on its claim against the one non-settling insurer, and the insurer appealed. On June 14, 2002, the United States Tenth Circuit Court of Appeals ruled in favor of the Company by affirming in part the decision of the United States District Court. On July 31, 2002, the Company received $594,600 in payment of the judgment against the insurer. Proceeds have been recorded as other income in the accompanying statements of operations.

Note 6.
The Company operates in two different segments: household products and skin care products. The Company's products are sold in the United States and internationally (primarily Canada), directly and through independent brokers, to mass marketers, drug stores, supermarkets, wholesale distributors and other retail outlets. Management has chosen to organize the Company around these segments based on differences in the products sold. The household products segment includes "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent," a room air freshener. The skin care segment includes "Alpha Hydrox," alpha hydroxy acid cleansers and lotions, and a retinol product, and "Diabetic Skin Care," a healing cream and moisturizer developed to address skin conditions of diabetics, and skin care sachets of Montagne Jeunesse distributed by the Company.

The following provides information on the Company's segments as of and for the three and nine months ended September 30, 2002 and 2001:

                                 Three Months Ended September 30,
                  -----------------------------------------------
                                 2002                          2001
                      -------------------------     --------------------------
                       Household      Skin Care      Household      Skin Care
                       Products       Products       Products       Products
                      ------------  -----------     -----------   ------------
Net sales to
 external customers   $ 2,407,600   $ 3,767,400     $ 2,805,900   $ 2,039,000
                      ============  ============    ============  ============
Income (loss) before
 profit sharing,
 bonuses, and income
 taxes                $   449,800   $   466,200    $   118,300   $  (775,700)
                      ============  ============   ============  ============


                                   Nine Months Ended September 30,
                      --------------------------------------------------------
                                 2002                          2001
                      -------------------------     --------------------------
                       Household      Skin Care      Household      Skin Care
                       Products       Products       Products       Products
                      ------------  -----------     -----------   ------------
Net sales to
 external customers   $ 7,560,200   $ 9,599,600     $ 8,531,000   $10,670,900
                      ============  ============    ============  ============
Income (loss)
 before profit
 sharing, bonuses
 and income taxes     $   769,300   $  (700,500)    $  (258,800)  $(1,064,800)
                      ============  =============   ============  ============
Identifiable Assets   $ 3,472,700   $ 6,824,100     $ 3,181,800   $ 8,175,400
                      ============  ============    ============  ============

The following is a reconciliation of segment information to consolidated information as of and for the three and nine months ended September 30, 2002 and 2001:

                         Three Months Ended              Nine Months Ended
                             September 30,                 September 30,
                      -------------------------     --------------------------
                          2002          2001            2002          2001
                      ------------  -----------     ------------  ------------
Net sales to
 external customers   $ 6,175,000   $ 4,844,900     $17,159,800   $19,201,900
Other income              600,800        88,500         637,400       237,100
                      ------------  ------------    ------------  -----------
                      $ 6,775,800   $ 4,933,400     $17,797,200   $19,439,000
                      ============  ============    ============  ============
Income (loss) before
 profit sharing,
 bonuses and income
 taxes for reportable
 segments             $   916,000   $  (657,400)    $    68,800   $(1,323,600)
Corporate activities        -             -               -             -
                      ------------  ------------    ------------  ------------
Consolidated income
 (loss) before income
 taxes                $   916,000   $  (657,400)    $    68,800   $(1,323,600)
                      ============  ============    ============  ============
Identifiable assets
 for reportable
 segments             $10,296,800   $11,357,200     $10,296,800   $11,357,200
Corporate assets       15,059,400    14,985,500      15,059,400    14,985,500
                      -----------   -----------     -----------   ------------
Consolidated total
 assets               $25,356,200   $26,342,700     $25,356,200   $26,342,700
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

Reserves for estimated marketing rebates, pricing allowances and returns are provided in the period of sale as a reduction of revenue. Reserves for returns and allowances are recorded as a reduction of accounts receivable, and are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as current liabilities.
At September 30, 2002 and December 31, 2001, approximately $550,000 and $1,236,000, respectively, had been reserved as a reduction of accounts receivable, and approximately $165,000 and $150,000, respectively, had been reserved as current liabilities. These reserves involve estimates made by management based upon an assessment of historical trends, information from customers, and anticipated returns and allowances related to current sales activity. The level of returns and allowances are impacted by, among other things, promotional efforts performed by customers, changes in customers, changes in the mix of products sold, and the stage of the relevant product life cycle. Changes in estimates may occur based on actual results and consideration of other factors that cause returns and allowances. In the event that actual results differ from these estimates, results of future periods may be impacted.

The Company's reserves for accounts receivable consists of a bad debt reserve and the above-described reserve for returns and customer allowances. At September 30, 2002, the Company reclassified $580,500 of its bad debt reserve to its reserve for returns and customer allowances. Prior year amounts have been reclassified to conform to the current year presentation.
The primary reason for the reclassification is to take into account management's treatment of certain reductions claimed by customers as a return or customer allowance rather than bad debt.

Reserves for bad debts ($100,000 and $85,000 at September 30, 2002 and December 31, 2001, respectively) are recorded based on estimates by management including factors surrounding the credit risk of specific customers and historical trends. The Company has been exposed to potential losses on receivables due from specific customers that have suffered financial difficulties. The Company has provided reserves against certain receivables from such customers in addition to amounts related to unidentified losses. Those reserves are reduced as those accounts are settled or written off. In the event that actual losses differ from these estimates or there is an increase in exposure relating to sales to specific customers, results of future periods may be impacted.

      Income Taxes
As of September 30, 2002, the Company has net deferred income tax liabilities of $435,000 which relate to differences in the book and tax bases of property and equipment that are offset by net operating loss carryforwards, and expenses recorded for book purposes that are not yet deductible for tax purposes. Given the uncertainty surrounding the Company's ability to utilize its deferred tax assets, the Company has recorded a valuation allowance against certain of those assets.

During the quarter ended June 30, 2002, the Company recorded a tax benefit of $483,000 related to taxes to be recouped pursuant to changes in the federal tax law which allowed the Company to carryback tax losses incurred in 2001 against taxes paid in prior periods. The Company has also recorded approximately $268,000 as accrued expenses relating to tax contingencies.

In future periods we will assess our tax position after considering the changes in our deferred assets and liabilities.
This process may result in the recording of an income tax benefit or expense.

      Inventory Valuation and Reserves

The Company's inventory is a significant component of the Company's total assets. In addition, the carrying value of such inventory directly impacts the gross margins that the Company recognizes when the Company sells the inventory and records adjustments to carrying values. The Company's inventory is valued at the lower of cost or market, cost being determined under the first-in, first-out method. Management estimates reserves for slow moving and obsolete products and raw materials. In the event that actual results differ from these estimates, results of future periods may be impacted.

      Other Judgments and Estimates

Certain other accounting policies involving significant judgments, estimates, or assumptions include: Contingent liabilities related to pending or threatened litigation;
and the carrying amount, depreciable lives, and valuation of long-lived assets.

Results of Operations
Summary of Results as a Percentage of Net Sales

                             Year Ended      Nine Months Ended
                            December 31,       September 30,
                                2001         2002        2001
                           -------------  -----------  -----------
                             (Audited)    (Unaudited)  (Unaudited)

Net sales
  Scott's Liquid Gold
   household products          47.7%         44.1%       44.4%
  Neoteric Cosmetics           52.3%         55.9%       55.6%
                              -------       -------     -------
Total Net Sales               100.0%        100.0%      100.0%
Cost of Sales                  46.7%         54.1%       45.2%
                              -------       -------     -------
Gross profit                   53.3%         45.9%       54.8%
Other revenue                   1.2%          3.7%        1.2%
                              -------       -------     -------
                               54.5%         49.6%       56.0%
                              _______       _______     _______
Operating Expenses             59.4%         48.0%       60.7%
Interest                        2.2%          1.2%        2.2%
                              -------       -------     -------
                               61.6%         49.2%       62.9%
                              _______       _______     _______
Income (loss) before
 income taxes                  (7.1%)         0.4%       (6.9%)
                              ========      =======     =======

Nine Months Ended September 30, 2002
Compared to Nine Months Ended September 30, 2001

The net income of the Company for the nine months and three months ended September 30, 2002 is attributable in large part to the Company receiving in the third quarter of 2002 $594,600 as payment of a judgment in a lawsuit against an insurer.
This amount is included in Other Income on the Company's statement of operations. Without this item, the Company would have experienced net income of $321,400 for the three months ended September 30, 2002, and a net loss of ($42,800) for the nine months ended September 30, 2002. This matter and other significant factors in regard to the Company's statement of operations are discussed below.

Consolidated net sales for the first nine months of the current year were $17,159,800 vs. $19,201,900 for the first nine months of 2001, a decrease of $2,042,100 or about 10.6%. Average selling prices for the first nine months of the year 2002 were down by $625,400 over those of the comparable period of 2001, average selling prices of household products being down by $71,600, while average selling prices of skin care products were down by $553,800. This decrease was primarily due to an increase in coupon expense during the first nine months of 2002 and a reduced price promotion of our diabetic product in the third quarter in 2002 versus 2001. Co-op advertising, marketing funds, slotting fees and coupon expenses paid to retailers were subtracted from gross sales in accordance with current accounting policies totaling $2,263,200 in the first nine months of 2002 versus $1,781,700 in the same period in 2001, an increase of $481,500 or 27.0%. Of this increase $470,500 was an increase in coupon expenses.

During the first nine months of the year, net sales of skin care products accounted for 55.9% of consolidated net sales compared to 55.6% for the first nine months of 2001. Net sales of these products for those periods were $9,599,600 in 2002 compared to $10,670,900 in 2001, a decrease of $1,071,300 or 10.0%. The Company has continued to experience a drop in unit sales of the Company's earlier established alpha hydroxy acid products due at least in part to maturing in the market for alpha hydroxy acid-based skin care products and intense competition from producers of similar or alternative products, many of whom are considerably larger than Neoteric Cosmetics, Inc., a wholly-owned subsidiary.
Sales of the Company's Alpha Hydrox products (with and without alpha hydroxy acid) in the first nine months of 2002, compared to the first nine months of 2001, have also been affected by decreases in the distribution of those products at retail stores, including the Company's largest and other customers having reduced in prior quarters the number of types of those products carried on its shelves and discontinuation of these products at certain retail chains, and may have been affected by decreases in advertising expenses for Alpha Hydrox products. The Company continues to address the decrease in sales of Alpha Hydrox skin care products through focusing on its core products and its niche marketing opportunities, including the distribution and sale of products purchased from Montagne Jeunesse. In 2002, the Company reduced the number of types of its Alpha Hydrox products in order to concentrate marketing and distribution resources of the Company and in response to slow, decreasing sales of the Alpha Hydrox line of skin care products. For the first nine months of 2002, the sales of Montagne Jeunesse were not sufficient to offset the declining shipments of the Alpha Hydrox products. The net sales of Montagne Jeunesse were approximately $5,022,300 in the first nine months of 2002 compared to $2,337,000 in the first nine months of 2001;
this product was not sold by the Company until the second quarter of 2001. The Company is also testing the use of direct response television (infomercial) commercials for the sale of its Alpha Hydrox products. The Company believes that its future success is highly dependent on the favorable acceptance in the marketplace of Montagne Jeunesse products and the sales of its Alpha Hydrox products.

New products for 2001 included a line of skin care products specifically designed for problems common to mature women (Alpha Radiance) and a unique topical analgesic (Rubout) which helps fade the discoloration of bruises. Sales of these products have not met the Company's expectations. The
Company did not introduce new products in the first nine months of 2002.

Sales of household products for the first nine months of this year accounted for 44.1% of consolidated net sales compared to 44.4% for the same period of 2001. These products are comprised of "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent," a room air freshener. During the nine months ended September 30, 2002, sales of household products were $7,560,200, as compared to sales of $8,531,000 for the same nine months of 2001. Sales of "Scott's Liquid Gold" for wood were down by $661,600, a decrease of 10.9%, largely in management's view because of the lack of television advertisement to support this product and additional competitive products. Sales of "Touch of Scent" were down by $309,200 or 12.6%. As noted in previous reports to shareholders, Touch of Scent sales were affected by a decrease in the number of stores of the Company's largest customer carrying Touch of Scent and which no longer sell the Touch of Scent dispenser. As noted in previous reports to shareholders, efforts in recent years to revitalize
Touch of Scent have produced less than satisfactory results. The Company continues to seek products to replace or augment Touch of Scent, particularly products which would increase the utilization of the Company's manufacturing facilities.

On a consolidated basis, cost of goods sold was $9,285,700 during the first nine months of 2002 compared to $8,680,900 for the same period of 2001, an increase of $604,800 (7.0% on a sales decrease of 10.0%). As a percentage of consolidated net sales for the first nine months of 2002, cost of goods sold was 54.1% compared to 45.2% in 2001, an increase of 19.7% which was primarily due to changes in product mix
(the cost for Montagne Jeunesse is higher than products manufactured by the Company) and to spreading on-going (fixed) manufacturing costs over lower unit production in the first nine months of 2002 than in 2001, and to the close out sales of a few discontinued items.

The Company continues to take steps to reduce expenses. As described below, one part of this effort involved a substantial decrease in television advertising for the Company's products.

Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, decreased 20.9% as a percentage of sales in the first nine months of 2002, when compared to the first nine months of 2001, largely because of the decline in advertising expenses. The various components of operating expenses are discussed below.

Advertising expenses for the first nine months of 2002 were $748,200 compared to $2,987,700 for the comparable nine months of 2001, a decrease of $2,239,500 or 75.0%. Advertising expenses applicable to household products decreased by $690,300 (72.7%) during the first nine months of 2002, whereas, advertising expenses for Alpha Hydrox products decreased for the comparative nine-month period by $1,549,200 (76.0%).

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

Selling expenses for the first nine months of 2002 were $4,184,000 compared to $4,716,000 for the comparable nine months of 2001, a decrease of $532,000 or 11.3%. That decrease was comprised of a decrease of $236,600 in freight and brokerage costs, a decrease in travel expenses of $143,500, a decrease in salary and fringe benefits of $72,500, a decrease in postage of $32,400, and a net decrease in a variety of other expenses, none of which, by itself, was material, of $47,000.

General and administrative expenses for the first nine months of 2002 were $3,309,400 compared to $3,954,400 for the comparable period of 2001, a decrease of $645,000 or 16.3%. That decrease is made up of a decrease in professional fees of $575,400 (due to less legal fees than expected), a decrease in equipment rental expenses of $36,000, a decrease in bad debt expense of $103,500, and a decrease in travel expenses of $57,300, offset by an increase in salary and fringe benefit costs of $121,900 and a net increase in other administrative expenses, none of which, by itself, was material, of $5,300. Salary and fringe benefit costs would have decreased but for the expensing of a separation agreement pertaining to the retirement of the Company's executive vice president. The entire amount of the separation agreement was expensed in the third quarter of 2002, and the expenses will be paid out over the next three years.

Interest expense for the first nine months of 2002 was $201,100 versus $423,600 for the comparable period of 2001 because of a decrease in borrowings and the applicable interest rate.

Other income for the nine months ended September 30, 2002 was $637,400 compared to $237,100 for the same period of 2001. The total for 2002 includes $594,600 received from a lawsuit settlement. This amount was the final judgment in the lawsuit against an insurer not participating in the settlement of an earlier environmental matter. The remaining other income essentially consists of interest earned on the Company's cash reserves.

The income tax benefit of $483,000 results from the carry-back of a net loss as described in Note 3 to the Notes to Consolidated Financial Statements in Part I, Item 1 above in this Report.

During the first nine months of 2002 and of 2001, expenditures for research and development were not material (under 2% of revenues).

Three Months Ended September 30, 2002
Compared to Three Months Ended September 30, 2001

Consolidated net sales for the third quarter of the current year were $6,175,000 vs. $4,844,900 for the comparable quarter of 2001, an increase of $1,330,100 or about 27.5%. Average selling prices for the third quarter of 2002 were down by $397,200 over those of the comparable period of 2001, prices of household products being down by $106,800, while average selling prices of skin care products were down by $290,400. This decrease was primarily due to an increase in coupon expense and a reduced price promotion of our diabetic product in the third quarter in 2002 vs. 2001. Co-op advertising, marketing funds, slotting fees and coupon expenses paid to retailers were subtracted from gross sales in accordance with current accounting policies totaling $528,600 in the third quarter of 2002 versus $740,100 in the same period in 2001, a decrease of $211,500 or 28.6%. This decrease was primarily from a decrease in cooperative advertising.

During the third quarter of 2002, net sales of skin care products accounted for 61.0% of consolidated net sales compared to 42.1% for the third quarter of 2001. Net sales of these products for those periods were $3,767,400 in 2002 compared to $2,039,000 in 2001, an increase of $1,728,400 or 84.8%. Please see the discussion above for the first nine months of 2002 for additional information regarding sales of skin care products, which is also applicable to sales of skin care products in the third quarter, with the exception that the net sales of Montagne Jeunesse were sufficient to offset the decrease in alpha hydroxy acid based products and provided all of the increase in product sales for the third quarter of 2002 vs. 2001. The net sales of Montagne Jeunesse were approximately $2,142,000 in the third quarter of 2002 compared to $309,000 in the third quarter of 2001.

Sales of household products for the third quarter of this year accounted for 39.0% of consolidated net sales compared to 57.9% for the same period of 2001. These products are comprised of "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent," a room air freshener. During the third quarter of 2002, sales of household products were $2,407,600, as compared to sales of $2,805,900 for the same three months of 2001. Sales of "Scott's Liquid Gold" for wood were down by $285,000, a decrease of 14.3%. Sales of "Touch of Scent" were down by $113,300 or 13.9%. Please see the discussion above for the first nine months of 2002 for additional information regarding sales of household products, which is also applicable to sales of household products in the third quarter of 2002.

On a consolidated basis, cost of goods sold was $2,960,500 during the third quarter of 2002 compared to $2,468,600 for the same period of 2001, an increase of $491,900 (19.9%), on a sales increase of 27.5%). As a percentage of consolidated net sales for the third quarter of 2002, cost of goods sold was 47.9% compared to 51.0% in 2001, a decrease of 6.1%. This was essentially due to the decrease in co-op advertising in the third quarter of 2002 vs. 2001 and to changes in product mix.

Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, decreased 25.5% as a percentage of sales in the third quarter of 2002, when compared to the same period during 2001.

Advertising expenses for the third quarter of 2002 were $282,600 compared to $262,500 for the comparable quarter of 2001, an increase of $20,100 or 7.7%. Advertising expenses applicable to household products increased by $62,400 (65.0%) during the third quarter of 2002, whereas, advertising expenses for Alpha Hydrox products decreased for the comparative nine-month period by $42,300 (25.4%). With respect to advertising expenses for household products, the amount expended to advertise Scott's Liquid Gold for wood increased by $49,500, while expenditures to advertise Touch of Scent increased by $12,900. Advertising expenses for Scott's Liquid Gold for wood and for Alpha Hydrox products during the fourth quarter of 2002 are expected to increase from those of the third quarter of 2002.

As a result of the license agreement entered into with TriStrata Technology Inc. in the fourth quarter of 2000, in 2001 the Company revised its advertisements for the Alpha Hydrox products with alpha hydroxy acid to include that the products reduce or diminish fine lines and wrinkles. The Company prepared a new television commercial for Alpha Hydrox products which is running during the second half of 2002. The Company recognizes that, whenever it is fiscally responsible to do so, it must seek to advertise both effectively and aggressively because the markets for skin care products, furniture polish and air fresheners are highly competitive and, accordingly, the Company's brand names need to be kept in front of current and potential consumers.
The Company's advertising program is highly dependent upon sales of its skin care products.

Selling expenses for the three months ended September 30, 2002 were $1,384,600 compared to $1,557,800 for the comparable three months of 2001, a decrease of $173,200 or 11.1%. That decrease was comprised of a decrease of $21,600 in freight and brokerage costs, a decrease in salaries and fringe benefits of $20,800, a decrease in promotional expenses of $73,300,a decrease in travel expenses of $14,800 and a net decrease in a variety of other expenses, none of which, by itself, was material, of $42,700.

General and administrative expenses for the third quarter of 2002 were $1,167,000 compared to $1,163,900 for the comparable period of 2001, an increase of $3,100. Such increase was attributable to an increase in salaries and fringe benefits of $330,100, and a net increase in other administrative expenses, none of which, by itself, was material, of $22,000 all offset by a decrease in legal and professional fees of $258,700 (due to less legal fees than expected), a decrease in bad debt expense of $33,500, and a decrease in travel expenses of $56,800. Salary and fringe benefit costs would have decreased but for the expensing of a separation agreement pertaining to the retirement of the Company's executive vice president. The entire amount of the separation agreement was expensed in the third quarter of 2002 and will be paid out over the next three years.

Interest expense for the third quarter of 2002 was $65,100 versus $138,100 for the comparable period of 2001 because of a decrease in borrowings and the applicable interest rate.

Other income for the three months ended September 30, 2002 was $600,800 compared to $88,500 for the same period of 2001. The total for 2002 includes $594,600 from a lawsuit mentioned above. The remaining other income essentially consists of interest earned on the Company's cash reserves.

During the third quarter of 2002 and of 2001, expenditures for research and development were not material (under 2% of revenues).

Liquidity and Capital Resources

On November 21, 2000 the Company redeemed the entire 1994
$12 million bond issue and entered into a seven-year bank loan at the prime rate (9.5% at that time and on December 31, 2000), adjustable yearly (5.0% at
December 31, 2001), secured by the Company's land and buildings, with principal and interest payable monthly. The loan agreement with the bank contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated funded long-term debt (excluding current maturities) to consolidated net worth of not more than 1:1. The Company may not declare any dividends that would result in a violation of either of these covenants. The foregoing requirements were met at September 30, 2002.

During the first nine months of 2002, the Company's working capital increased by $530,800, and, its current ratio
(current assets divided by current liabilities) increased from 1.54:1 at December 31, to 1.60:1 at September 30, 2002.
This increase in working capital is attributable to a reduction in long-term debt of $617,800, offset by depreciation in excess of capital additions of $588,700, a decrease in other assets of $8,100, and net income in the first nine months of 2002 of $551,800. At September 30, 2002, the ratio of consolidated funded long-term debt (excluding current maturities) to consolidated net worth was .28:1.

At September 30, 2002, trade accounts receivable were $31,000 lower than at year end. Other receivables increased by $481,600 from December 31, 2001 to September 30, 2002 primarily because of a $483,000 federal income tax refund receivable. Accounts payable decreased from the end of 2001 through September of 2002 by $282,600 primarily due to the decrease in advertising payables at the end of the third quarter versus at the end of last year. At September 30, 2002, inventories were $359,000 less than at December 31, 2001, largely due to the reduction in sales (inventory was not replaced as sales declined) and the sale of discontinued items. Accrued expenses increased by $585,300 from December 31, 2001 to September 30, 2002 primarily from an increase in accrued salaries and related items of $588,400, an increase in accrued slotting and coupon expense of $50,900, a net increase in other accruals of $21,200, offset by a decrease in accrued professional fees of $75,200.

In July, 2002, the Company received $594,600 upon conclusion of a lawsuit against an insurer. This lawsuit is described in Part I,
Item 1, Financial Information, Note 5, of this Report on Form 10-Q.

The Company has no significant capital expenditures planned for the remainder of 2002. The Company expects that its available cash and cash flows from operating activities will fund the next twelve months cash requirements.

In April, 2002, the Company entered into a listing agreement for the lease or sale of all or part of two of its buildings at its facilities in Denver, Colorado. The listing agreement was subsequently limited to two floors of the Company's office building. The Company does not know whether an acceptable transaction for the listed building will be possible in the current real estate market.

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

Item 4.       Controls and Procedures

The Company, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of November 4, 2002 (the "Evaluation Date"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Exchange Act.

There were no significant changes in the Company's internal controls and no other factors that could significantly affect these controls subsequent to the Evaluation Date. The Company did not need to implement any corrective actions with regard to any significant deficiency or material weakness in its internal controls.

PART II	OTHER INFORMATION

Item 1.       Not Applicable.

Item 2.       Not Applicable.

Item 3.       Not Applicable.

Item 4.       Not Applicable.

Item 5.       Not Applicable.

 .       Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

The following reports were filed by the Company on Form 8-K during the third quarter of 2002: A current report on Form 8-K filed on July 18, 2002 reporting on Item 4, Changes in Registrant's Certifying Accountant; an amendment to the current report on Form 8-K filed July 23, 2002 regarding the above-described Item 4; and a current report on Form 8-K filed September 11, 2002 reporting an event under Item 5, Other Events.

(b)   Exhibits

      10.1  Amendment dated October 21, 2002 to the Sales
            Distribution Rights Agreement dated as of December 1, 2000 between Neoteric Cosmetics, Inc.
            and Montagne Jeunesse.

      99.   Section 906 Certification of 10-Q Report.



                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SCOTT'S LIQUID GOLD-INC.


November 20, 2002              BY:  /s/ Mark E. Goldstein
                               ___________________________
                               Mark E. Goldstein
                                President and Chief
                                Executive Officer

November 20, 2002              BY:  /s/ Jeffry B. Johnson
                               ___________________________
                               Jeffry B. Johnson
                               Treasurer, Chief Financial
                                Officer, and Assistant
                                Corporate Secretary

CERTIFICATIONS

I, Mark E. Goldstein, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Scott's Liquid Gold-Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act
Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:  November 20, 2002

                                   /s/ Mark E. Goldstein
                                   ________________________
                                   Mark E. Goldstein
                                   President and Chief
                                    Executive Officer


I, Jeffry B. Johnson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Scott's Liquid Gold-Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act
Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:  November 20, 2002

                                  /s/ Jeffry B. Johnson
                                  _________________________
                                  Jeffry B. Johnson
                                  Treasurer and Chief
                                   Financial Officer






EXHIBIT INDEX

10.1      Amendment dated October 21, 2002 to the Sales
          Distribution Rights Agreement dated as of December 1, 2000 between Neoteric Cosmetics, Inc.
          and Montagne Jeunesse.

99.       Section 906 Certification of 10-Q Report



                                               EXHIBIT 10.1


21 October, 2002



Neoteric Cosmetics, Inc.
4880 Havana Street
Denver, CO  80239
Attention:  Mark E. Goldstein, President

Ladies and Gentlemen:

This letter agreement concerns the Sales Distribution Rights Agreement (the "Agreement") dated as of December 1, 2000 between you and us. We and you wish to waive mutually the provision in clause 8 dealing with the minimum net sales in calendar year 2002. Accordingly, we and you agree that the following phrase in clause 8(1)(v) of the Agreement is hereby deleted and that there is no replacement minimum sales level for the calendar year 2002: "calendar year two (2002) to be 12 million USD."
In all other respects, the Agreement remains in full force and effect.

                              Very truly yours,

                              MONTAGNE JEUNESSE, a trading
                               division of Medical
                               Express (UK) Ltd.


                               By:	/s/ Brian Stevendale
                                    _____________________________
                                    Name:  Brian Stevendale
                                    Title: Director of Sales &
                                     Marketing
                                     Date:  21 October 2002

AGREED:

NEOTERIC COSMETICS, INC.


By:   /s/ Mark Goldstein
      ______________________________
      Name:  Mark E. Goldstein
      Title: President
      Date:  21 October 2002





                                               EXHIBIT 99.


                CERTIFICATION OF 10-Q REPORT
                              OF
                  SCOTT'S LIQUID GOLD-INC.

          FOR THE QUARTER ENDED SEPTEMBER 30, 2002

1. The undersigned are the Chief Executive Officer and the Chief Financial Officer of Scott's Liquid Gold-Inc. ("Scott's Liquid Gold"). This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies the 10-Q Report of Scott's Liquid Gold for the quarter ended September 30, 2002.

2. We certify that such 10-Q Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of Scott's Liquid Gold.

This Certification is executed as of November 20, 2002.


/s/ Mark E. Goldstein
___________________________________
Mark E. Goldstein
President, Chief Executive Officer
 and Chairman of the Board

/s/ Jeffry B. Johnson
___________________________________
Jeffry B. Johnson
Treasurer and Chief Financial
 Officer