Form 10-K
period 2002-12-31
SCOTTS LIQUID GOLD INC
filed 2003-04-15
CIK 88000

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-5128

SCOTT'S LIQUID GOLD-INC.
(Exact name of Registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-0920811 (I.R.S. Employer Identification No.)
4880 Havana Street Denver, CO 80239 (Address of principal executive offices and Zip Code)
(303) 373-4860 (Registrant's telephone number)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: 0.10 Par Value Common Stock

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $2,917,130.

        As of March 31, 2003, the Registrant had 10,153,058 shares of its $0.10 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The Registrant's 2002 Annual Report to shareholders is incorporated by reference in Parts I, II and IV. The Registrant's definitive Proxy Statement for the Annual Meeting of shareholders to be held in May, 2003, is incorporated by reference in Part III.

PART I

Item 1. Business

General

        Scott's Liquid Gold-Inc., a Colorado corporation, was incorporated on February 15, 1954. Through its wholly-owned subsidiaries, the Company manufactures and markets quality household and skin care products. In the first quarter of 2001, the Company began acting as a distributor in the United States of beauty care products contained in individual sachets and manufactured by Montagne Jeunesse. The agreement for this relationship is dated as of December 1, 2000 and was entered into during April 2001. In this Report, the term "Company" refers to Scott's Liquid Gold-Inc. and its subsidiaries. The Company's business is comprised of two segments, household products and skin care products.

        The Company's household products consist of Scott's Liquid Gold® for wood, a wood preservative and cleaner, sold nationally for over 30 years, and Touch of Scent®, an aerosol room air freshener, distributed nationally since 1982. In early 1992, the Company entered into the skin care business through a subsidiary, Neoteric Cosmetics, Inc. The Company's skin care products consist primarily of those sold under the name Alpha Hydrox® and sachets of Montagne Jeunesse. At the end of 2002, more than 15 skin care products were being marketed by the Company, and the Company sold a variety of Montagne Jeunesse sachets.

        For information on the Company's operating segments, please see Note 9, Segment Information, to the Consolidated Financial Statements of the Company.

        This report may contain "forward-looking statements" within the meaning of U.S. federal securities laws. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and the Company's performance inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of the Company's products in the marketplace; the degree of success of any new product or product line introduction by the Company; competitive factors; any decrease in distribution of (i.e. retail stores carrying) the Company's significant products; continuation of the Company's distributorship agreement with Montagne Jeunesse; the need for effective advertising of the Company's products; limited resources available for such advertising; new competitive products and/or technological changes; dependence upon third party vendors and upon sales to major customers; changes in the regulation of the Company's products, including applicable environmental regulations; adverse developments in pending litigation; the loss of any executive officer; and other matters discussed in the Company's periodic filings with the Securities and Exchange Commission. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Strategy

        The Company's strategy is to manufacture and market high quality consumer products which are distinct within each category in which the Company competes. Scott's Liquid Gold for wood distinguishes itself from competing products as a wood cleaner and preservative, not simply a polish. Touch of Scent is different from most competing aerosol air fresheners in that it need not be shaken before each use, and, because it is activated by an attractive dispenser which may be mounted on any hard, smooth surface, it is more convenient to use than competing aerosol brands. With respect to the Company's line of skin care products, Alpha Hydrox was one of the first alpha hydroxy acid skin care products sold to retailers for resale to the public at affordable prices. In 1998, the Company added a retinol product to its skin care line. In the first half of 1999, the Company introduced Neoteric Diabetic Skin Care®. In 2000, the Company introduced Alpha Hydrox Fade Cream as well as certain other skin care products which were subsequently discontinued. In 2001, the Company introduced a topical analgesic called RubOut™. Since 2001, the Company has sold Montagne Jeunesse sachets which are reasonably priced and designed for single use by the consumer. The Company will continue to examine other possible new products which the Company believes may fit well with the Company's know-how and financial capabilities.

        In the last ten years, the Company operated profitably from 1993 through 1997, incurred losses in 1998 through 2001, and became profitable again in 2002. Although the Company experienced a net loss in 1996 because of the settlement of an environmental lawsuit with the United States Army, it nonetheless produced an operating profit for that year. In the years 1998 through 2002, the Company experienced significant declines in sales of Alpha Hydrox skin care products manufactured by the Company and, to a lesser extent, the Company's major lines of household products.

        The growth in sales of Alpha Hydrox from 1992 through 1996 caused the Company to make substantial investments in property, plant and equipment to handle that growth and the future growth of the Company's skin care products. The decline in sales of those products in 1998 through 2002 has resulted in efforts by the Company to maintain or increase sales of the existing products, to introduce new products, and to decrease the Company's costs of doing business. The Company introduced new products and engaged in cost-cutting programs during 2000, 2001 and 2002.

        The goal of the Company for 2003 is to resume sales growth and maintain profitability. To achieve these goals, the Company will continue to work on expansion of the distribution of Montagne Jeunesse® products, focus its efforts on increasing sales of core Alpha Hydrox products and Scott's Liquid Gold for wood, which will include additional television advertising (using in part commercials developed in 2000, 2001, and 2002), and continue its efforts to decrease other Company expenses. In 2003, the Company intends to emphasize direct response television advertising, which involves commercials of approximately two minutes. In these commercials, viewers are given the opportunity to order products by phone. The Company believes that these commercials not only result in sales by telephone but also increase sales of products at retail stores. The Company will also consider the development of new niche products, offer to manufacture private label products for others, and explore the possibility of joint ventures which would utilize the manufacturing or marketing capabilities of the Company.

Products

        Scott's Liquid Gold for wood, a wood cleaner and preservative, has been the Company's core product since the Company's inception. It has been popular throughout the U.S. for over thirty years. Scott's Liquid Gold for wood, when applied to wood surfaces such as furniture, paneling, and kitchen cabinets, and to outside stained doors and decking, penetrates microscopic pores in the surface and lubricates beneath, restoring moisture and, at the same time, minimizes the appearance of scratches, darkening the wood slightly. Scott's Liquid Gold preserves wood's natural complexion and beauty without wax.

        In 1982, the Company added Touch of Scent, a room air freshener, to its line of household products. Touch of Scent is intended to be used in conjunction with a decorative dispenser which can be mounted on any hard surface and into which the consumer inserts an aerosol refill unit. At a touch, the dispenser propels any of several fragrances from a refill unit into the air, masking unpleasant odors and refreshing the air with a pleasant scent. The Company manufactures both the dispenser and the refill unit. Unlike some competitive aerosol air fresheners, Touch of Scent is extremely dry and, therefore, leaves practically no residue after use. Touch of Scent sales have not been strong in recent years. In this regard, see Item 7 below, Management's Discussion and Analysis.

        Household products accounted for 40.7% of the Company's consolidated net sales in 2002, and 47.1% in 2001.

        In early 1992, the Company began to market two skin care products under the trade name of Alpha Hydrox. At the end of 2002, the Company's skin care line consisted of over 15 products. The Company's Alpha Hydrox skin care products are sold through a wholly-owned subsidiary, Neoteric® Cosmetics, Inc. Except for the Montagne Jeunesse sachets distributed by the Company, the Company's skin care products are manufactured by Neoteric Cosmetics. Several of the Alpha Hydrox products contain alpha hydroxyethanoic acids in low but effective concentrations. Properly blended with a carrier, alpha hydroxyethanoic acids gently slough off dead skin cells to promote a healthier, more youthful appearance and diminish fine lines and wrinkles. The Company's products with alpha hydroxy acids include facial care products, a body lotion and a foot crème. In 2002, the Company reduced the number of Alpha Hydrox products to five in order to concentrate marketing and distribution resources of the Company and in response to decreasing sales of other items in the Alpha Hydrox line of skin care products. Other skin care products of the Company do not contain alpha hydroxy acids. These products include Neoteric Diabetic Skin Care, which is a healing crème and a therapeutic moisturizer developed by the Company to address the skin conditions of diabetics, caused by poor blood circulation, and which contains a patented oxygenated oil technology; an Alpha Hydrox Oxygenated Moisturizer, which is our second skin care product based on the oxygenated oil technology; a Retinol product containing a patented Microsponge technology that softens fine lines and wrinkles; an Alpha Hydrox Fade Cream designed to lighten age spots and skin discoloration caused by sun exposure and other factors; RubOut™, which is a topical analgesic which helps fade the discoloration of bruises and eases the pain from muscle sprains and bruises; and a body wash. The Montagne Jeunesse sachets, described more below, do not contain alpha hydroxyethanoic acid. Neoteric skin care products (including Montagne Jeunesse products) accounted for 59.3% of the Company's consolidated net sales in 2002, and 52.9% in 2001.

        In 2001, the Company commenced purchases of skin care sachets from Montagne Jeunesse under a distributorship agreement. Montagne Jeunesse is the sole supplier of these products. The Company made its first sale of these products in April of 2001. Montagne Jeunesse is a trading division of Medical Express (UK) Ltd., a company located in England. Montagne Jeunesse sachet products are currently sold in the United Kingdom, Holland, Italy, Ireland, Canada, Australia, Germany and Austria. Examples of the Montagne Jeunesse products are a facial scrub, a mud pack, face masks and a cream for foot rubs. A significant portion of the Company's sales are now generated through the distribution of the Montagne Jeunesse products and, therefore, are dependent on the agreement under which they are purchased by the Company. See "Manufacturing and Suppliers" below.

        The Company, through its research and development group, continually considers and evaluates possible new products to be manufactured or sold by the Company. Generally these products involve household products or skin care products. At this time, the Company has not selected any specific product for introduction in 2003 but may introduce one or more products currently under consideration.

        The Company also manufactures injection molded components, currently consisting of plastic caps for Touch of Scent and Scott's Liquid Gold, and dispensers for Touch of Scent.

Marketing and Distribution

        All of the Company's products are sold nationally, directly and through independent brokers, to mass marketers, drugstores, supermarkets, and other retail outlets and to wholesale distributors. In 2002, Wal-Mart Stores, Inc. (Wal-Mart) of Bentonville, Arkansas, accounted for approximately 31.6% of the Company's sales of household products. With regard to the Company's skin care products, Wal-Mart accounted for approximately 42.2% of 2002 sales, and K-Mart Corporation accounted for approximately 13.6% of 2002 sales. Wal-Mart accounted for approximately 37.9% of sales of both household products and skin care products in 2002. The loss of these customers for either household care or skin care products could have a material adverse effect on the Company because it is uncertain whether the consumer base served by these customers would purchase the Company's products at other retail outlets. No long-term contracts exist between the Company and Wal-Mart Stores, Inc., K-Mart Corporation or any other customer. The Company permits returns of its products by its customers, a common industry practice. A recent practice of retailers has been to return products that have either been discontinued or not sold after a period of time. The Company subtracts any returns from gross sales in determining the net sales shown on its financial statements.

        During the years 2000 through 2002, the Company experienced a decrease in the distribution of the Alpha Hydrox products as a result of slowing sales. Also, one mass merchandiser changed its retail policies in 2001 so that it carries only brands of large manufacturers. In 2002, the Company also experienced a decrease in retail stores carrying its Scott's Liquid Gold for wood because of declining sales. If sales of a Company product continue to decline, other retail stores, including potentially Wal-Mart, may discontinue the product. The Company's strategy is to maintain or increase sales of products through limited television advertising as described above. The level of advertising for the Company's products is constrained by the Company's size and financial resources. Any significant decrease in the distribution of Alpha Hydrox or Scott's Liquid Gold products at retail stores could have a material adverse effect on the Company's sales and operating results.

        The Company's household products and Alpha Hydrox have been advertised nationally on network television, on cable television, and, at times, in print media. In the past, the Company has also used radio advertising in selected areas and may do so in the future. During 2003, but subject to change, the Company plans a moderate increase in advertising expenditures from 2002 levels and plans to utilize primarily cable television for advertising. The Company periodically reviews its advertising plans and may revise planned advertising expenditures based upon actual sales results and competitive conditions.

        To enable consumers to make informed decisions, the Company's containers and promotional materials note the concentration of alpha hydroxy acid contained in each of its Alpha Hydrox products which contain such acids. The Company recommends the use of sunscreen in its written directions contained in every box of Alpha Hydrox products with such acids. The Company does not exaggerate benefits to be expected from the use of its products. The Company also maintains a 24-hour, toll free telephone number and website for use by consumers of its products.

        The Company sells its household and skin care products in Canada and other foreign countries. Please see Note 9, Segment Information, to the Consolidated Financial Statements for information regarding sales in foreign countries. Currently, foreign sales are made to distributors who are responsible for the marketing of the products, and the Company is paid for these products in United States currency.

Manufacturing and Suppliers

        The Company owns and operates its manufacturing facilities and equipment. With the exception of the Montagne Jeunesse sachets, the Company manufactures all of its products, maintaining a high quality standard. For all of its products, the Company must maintain sufficient inventories to ship most orders as they are received. Quality control is enforced at all stages of production, as well as upon the receipt of raw materials from suppliers. Raw materials are purchased from a number of suppliers and, at the present time, are readily available. Currently, the Company's sole supplier of glycolic acid, which is the most common type of alpha hydroxy acid used by the Company in its Alpha Hydrox products, is E.I. DuPont de Nemours. To the Company's knowledge, this supplier is one of only two U.S. manufacturers of the grade of glycolic acid approved for use by the Company. No contract exists between the Company and its supplier of glycolic acid. The Company's sole supply for the oxygenated oil used in Neoteric Diabetic Skin Care products is a French company with which the Company has a supply agreement. The supply agreement provides the Company with an exclusive right to purchase this oil for incorporation in products specifically designed for use by diabetics or the beautification of skin. The supply agreement states that the exclusivity ends December 31, 2002; however, if during the year 2002 and in each subsequent year the Company purchases a minimum volume of the oil, the exclusivity is extended by one year. The exclusivity relates to products shipped by the Company to destinations in the United States and Canada. The Company did not make minimum volume purchases of the oil in 2002 and it does not expect to do so in 2003. As a result, the Company will review with the supplier its contractual relationship. Relations with these suppliers and other suppliers are satisfactory.

        Most of the Company's manufacturing operations, including most packaging, are highly automated, and, as a result, the Company's manufacturing operations are not labor intensive, nor, for the most part, do they involve extensive training. An addition to the Company's plant facilities, completed in early 1996, greatly increased the Company's capacity to produce skin care products. The Company currently operates on a one-shift basis. The Company's manufacturing facilities are capable of producing substantially more quantities of the Company's products without any expansion, and, for that reason, the Company believes that its physical plant facilities are adequate for the foreseeable future.

        In 2001, the Company commenced purchases of the skin care sachets from Montagne Jeunesse under a distributorship agreement covering the United States. Montagne Jeunesse is the sole supplier of that product. The term of this distributorship agreement is five years with automatic rolling one-year renewals, subject to the rights of either party to terminate upon three months' notice or if certain minimum sales are not met or certain other events occur. For the year 2002, this minimum sales requirement was waived.

Competition

        The Company's business is highly competitive in both household and skin care products. Household products are comprised of Touch of Scent air fresheners and Scott's Liquid Gold, a wood cleaner and preservative. Both the air freshener and wood care categories are dominated by three to five companies significantly larger than the Company, each of which produce several products. Irrespective of the foregoing, the Company maintains a visible position in the wood care category, but does not have sufficient information to make an accurate representation as to the market share of its products. Over the last several years, sales of the Company's air freshener products have fallen off significantly and may continue to do so in the future. From time to time, to stem the attrition of this product line, the Company offers price incentives to its customers.

        The skin care category is also highly competitive. Several competitors are significantly larger than Scott's Liquid Gold-Inc., and each of these competitors produces several products. Some of these companies also produce retinol and alpha hydroxy acid products with which Alpha Hydrox must compete. Because of the number of varied products produced by competitors, the Company cannot make an accurate representation as to the market share of its skin care products. Irrespective of the foregoing, the Company currently has a national base of distribution for Alpha Hydrox.

        Conforming to its corporate philosophy, the Company competes on the basis of quality and distinguishing characteristics of its products.

Regulation

        The Company is subject to various federal, state and local laws and regulations, which pertain to the type of products it manufactures and sells. The Company's skin care products containing alpha hydroxy acids are cosmetics within the meaning of the Federal Food Drug and Cosmetic Act ("FFDCA"). The FFDCA defines "cosmetics" as products intended for cleansing, beautifying, promoting attractiveness or altering the appearance. The Company's cosmetic products are subject to regulation under the FFDCA and the Fair Packaging and Labeling Act ("FPLA"), and the regulations promulgated under these acts. The relevant laws and regulations are enforced by the U.S. Food & Drug Administration ("FDA"). Such laws and regulations govern the ingredients and labeling of cosmetic products and set forth general manufacturing practices for companies to follow. Although FDA regulations require that the safety of a cosmetic ingredient be substantiated prior to marketing, there is no requirement that a company contemplating inclusion of a cosmetic ingredient in its products submit to the FDA the results of its testing or any other data or information with respect to the ingredient. Prior to marketing its products, the Company conducts studies to demonstrate that its Alpha Hydrox products do not irritate the skin or eyes. Consistent with regulations, the Company does not submit the results of its studies to the FDA.

        In April of 1994, an FDA official raised some questions about the safety of alpha hydroxy acids in skin care products, and later stated that the effects of long-term usage of such products are unknown. Because of the FDA's questions, the Cosmetic Ingredient Review Expert Panel ("CIR") sponsored by the cosmetics industry, was requested to conduct a review of a compilation of alpha hydroxy acid safety data assembled by cosmetic manufacturers. The CIR is a cooperative proceeding in which an FDA representative can and does participate as a nonvoting, liaison member. In June of 1997, the CIR issued its final report which, among other things, concluded that glycolic acid (the most common type of alpha hydroxy acid used by the Company) is safe for use in retail domestic products at concentrations of up to 10%, with a pH level of no less than 3.5, and when the directions for use include the daily use of sun protection. The Company's products and directions for use meet the CIR's criteria.

        Following the issuance in June, 1997 of the CIR report, the FDA, in December, 1998, created a joint working group using staff from both the Center for Food Safety and Applied Nutrition and the Center for Drug Evaluation and Research to consider, among other things, whether products containing alpha hydroxy acid should be classified for regulatory purposes as drugs. This group is expected to analyze additional research initiated at the FDA's request. It is not expected that final recommendations by the working group will be forthcoming in the near-term future. Further, any recommendation of the group that dramatically restricts the availability of products containing alpha hydroxy acids would probably face strong opposition by manufacturers of these products. In addition, the FDA has stated that the FDA's National Center for Toxicological Research is currently investigating the effects of long-term exposure to alpha hydroxy acid. Although these studies have not been complete, the FDA in December, 2002 issued a draft guidance suggesting that cosmetic products containing alpha hydroxy acid alert users about the potential for increased skin sensitivity to sun and particularly the possibility of sunburn and what steps may be taken to avoid such consequences. A draft label was proposed by the FDA. The Company's labeling, as in effect for many years, is similar to the draft guidance; although this is not a legal requirement, the Company has included, and continues to include, the suggested caution on its product labels.

        The Company's advertising is subject to regulation under the Federal Trade Commission Act and related regulations, which prohibit false and misleading claims in advertising. The Company's labeling and promotional materials are believed to be in full compliance with applicable statutes and regulations.

        Some chemicals used in consumer products, including some used by the Company, have come under scrutiny by various state governments and the Congress of the United States in connection with clean air laws and regulations. These chemicals are volatile organic compounds ("VOCs") that are contained in various categories of consumer products. As a result of VOC regulation, it has been necessary, from time to time, for the Company to reformulate some of its products including a reformulation of Touch of Scent to conform to certain regulations of the California Air Resources Board ("CARB") which became effective on January 1, 1996. The Company's household chemical products currently meet the most stringent VOC regulations. Effective December 31, 2004 in California and January 1, 2005 in certain other states, there will be a change in regulations which will reduce the VOC limit for aerosol furniture care products from 25% to 17%. The Company anticipates no significant manufacturing or cost issues in meeting the new standard. The regulations concerning VOC content are relevant to the household products of the Company but have not affected the Company's skin care products.

        The Company believes it has done all that is now necessary to satisfy the current requirements of the Clean Air Act and laws of various state governments. Currently, all of the Company's products may be sold in all areas of the United States.

        Limitations regarding the VOC content of consumer products by both state and federal agencies will continue to be a part of regulatory efforts to achieve compliance for ozone at or near ground level. Under the Clean Air Act Amendments of 1990, the Environmental Protection Agency ("EPA") is required to study the contribution of consumer products to ozone problems and to promulgate regulations designed to reduce the VOC content of consumer products. During 1995, the EPA published a prioritized list of categories of consumer products for regulation, including categories which affect Scott's Liquid Gold for wood and Touch of Scent. Regulations pertaining to these products were proposed by the EPA in April, 1996. Final regulations to control VOC's from consumer products, which are no more stringent than those issued previously by CARB with which the Company complies, were published in September, 1998. Various states, in addition to California, have enacted or are considering promulgating VOC regulations for consumer products. The Company is unable to predict how many or which other states might enact legislation regulating the VOC content of consumer products or what effect such legislation might have upon its household products. The Company is aware that a group of approximately twelve northeastern states and the District of Columbia have collectively drafted the Ozone Transport Commission (OTC) Model Consumer Products Rule with standards substantially the same as those contained in the CARB regulations. To the Company's knowledge, at least some of these states including New York, Delaware and Pennsylvania have adopted VOC regulations based on this model; these new regulations become effective January 1, 2005. Other states may be considering adoption of regulations based on this model.

Employees

        The Company employs 100 persons, 49 in plant and production related functions and 51 in administrative, sales and advertising functions. The number of employees decreased in 2001 and 2002, as part of the Company's cost cutting steps started in 2000. No contracts exist between the Company and any union. The Company monitors wage and salary rates in the Rocky Mountain area and pursues a policy of providing competitive compensation to its employees. The compensation of the Company's executive officers is under the review of the Compensation Committee of the Company's Board of Directors. Fringe benefits for Company employees include a medical and dental plan, life insurance, a 401(k) plan with matching contributions for lower paid employees (those earning $30,000 or less per annum), an employee stock ownership (ESOP) plan, and a profit sharing plan. The Company considers its employee relations to be satisfactory.

Patents and Trademarks

        At present, the Company currently owns no significant patents covering its products, although the Company is seeking patent protection on at least one product. However, the Company actively uses its registered trademarks for Scott's Liquid Gold, Liquid Gold, Touch of Scent, Alpha Hydrox, TriOxygenC®, and Neoteric in the United States and has registered trademarks in a number of additional countries. The Company's registered trademarks and pending trademark applications concern names and logos relating to its products as well as the design of boxes for certain of its products.

        In December 2000, the Company entered into a license agreement with TriStrata Technology, Inc. which owns patents dealing with the use of alpha hydroxy acids for the purpose of reducing the appearance of wrinkles or fine lines. Under the license agreement, Neoteric Cosmetics and its affiliates have been granted a non-exclusive license for the life of the patents to make and sell skin care products using alpha hydroxy acids for, among other things, the reduction of the appearance of skin wrinkles and the reduction in the appearance of skin changes associated with aging. The license agreement covers a territory which includes the United States and certain foreign countries. In accordance with the license agreement, Neoteric Cosmetics pays a royalty on net sales of products covered by the agreement. This license agreement was part of the settlement of a lawsuit brought by TriStrata Technology against the Company and others alleging infringement of patents in selling and promoting skin care products which contain alpha hydroxy acid.

Item 2. Properties

        The Company's facilities, located in Denver, Colorado, are currently comprised of three connected buildings and a parking garage (approximately 261,100 square feet in total) and about 16.2 acres of land, of which approximately 6 acres are available for future expansion. These buildings range in age from 7 to 32 years (126,600 square feet having been added in 1995 and 1996). The Denver facility houses the Company's corporate headquarters and all of its operations, and serves as one of several distribution points. The Company believes that its current space will provide capacity for growth for the foreseeable future. All of the Company's land and buildings serve as collateral under a deed of trust for a $6.0 million bank loan consummated by the Company on November 21, 2000.

Item 3. Legal Proceedings

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

        The Company's $0.10 par value common stock is listed on the NASD OTCBB under the ticker symbol "SLGD". The high and low prices of Scott's Liquid Gold-Inc. common stock as traded on the NASD OTC Bulletin Board were as follows. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2002 Three Months Ended			2001 Three Months Ended
	High	Low		High	Low
March 31	$0.70	$0.41	March 31	$0.94	$0.56
June 30	$0.60	$0.40	June 30	$0.70	$0.51
September 30	$0.57	$0.41	September 30	$0.65	$0.45
December 31	$0.60	$0.30	December 31	$0.63	$0.38

Shareholders

        As of March 12, 2003 the Company had approximately 1,100 shareholders of record.

Dividends

        The Company did not pay any cash dividends during the two most recent fiscal years. No decision has been made as to future dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for information concerning restrictions on dividends

Other

        Current stock quotes, SEC filings of the Company, quarterly earnings and press releases can be found at: http://www.businesswire.com/cnn/slgd.htm.

Equity Plans

        The following table provides as of December 31, 2002 information regarding the Company's equity compensation plans, which consists of the 1993, 1997 and 1998 Stock Option Plans. The Company also has an Employee Stock Ownership Plan which invests only in common stock of the Company, but which is not included in the table below.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	957,000	$1.04	743,000

Equity compensation plans not approved by security holders	—	—	—

Total	957,000	$1.04	743,000

Item 6. Selected Financial Data

(In Thousands of Dollars Except for Per Share Data)	2002	2001	2000	1999	1998
		(Restated)	(Restated)
Net sales:
Scott's Liquid Gold household products	$10,155	$11,619	$11,823	$12,510	$13,937
Skin care products	14,804	13,050	15,096	19,240	23,288

	$24,959	$24,669	$26,919	$31,750	$37,225

Net income (loss) before income taxes	$1,092	$(1,290)	$(2,280)	$(761)	$(4,532)
Income tax benefit	(480)	—	(435)	(256)	(1,758)

Net income (loss)	$1,572	$(1,290)	$(1,845)	$(505)	$(2,774)

Basic earnings (loss) per common share	$.15	$(0.13)	$(0.18)	$(0.05)	$(0.27)

Diluted earnings (loss) per share	$.15	$(0.13)	$(0.18)	$(0.05)	$(0.27)

Dividends declared per common share	$—	$—	$—	$—	$0.10

Assets	$26,079	$26,299	$27,681	$29,063	$31,995

Working capital	$5,906	$4,619	$6,047	$7,519	$7,940

Capital additions	$14	$107	$95	$294	$189

Depreciation	$722	$742	$801	$888	$1,038

Long-term debt, net of current maturities	$3,685	$4,515	$5,309	$5,737	$6,981

        As further described in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company has restated its consolidated financial statements at December 31, 2001 and 2000, and for each of the years then ended.

Item 7. Management's Discussion & Analysis Of Financial Condition and Results of Operations

General

        The Company manufactures and markets both household and skin care products. The Company's products are sold throughout the United States and Canada and insignificantly in other countries.

Critical Accounting Policies

        The Company has identified the policies below as critical to the Company's business operations and the understanding of the Company's results of operations. These policies involve significant judgments, estimates and assumptions by the Company's management. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements.

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

          The Company's reserves for accounts receivable consist of a bad debt reserve and reserves for returns and customer allowances. Reserves for marketing rebates, pricing allowances and returns, coupons and certain other promotional activities involve estimates made by management based upon an assessment of historical trends, information from customers, and anticipated returns and allowances related to current sales activity. The level of returns and allowances are impacted by, among other things, promotional efforts performed by customers, changes in customers, changes in the mix of products sold, and the stage of the relevant product life cycle. Changes in estimates may occur based on actual results and consideration of other factors that cause returns and allowances. In the event that actual results differ from these estimates, results of future periods may be impacted.

          Reserves for bad debts ($105,000 and $80,000 at December 31, 2002 and December 31, 2001, respectively) are recorded based on estimates by management including factors surrounding the credit risk of specific customers and historical trends. The Company has been exposed to potential losses on receivables due from specific customers that have suffered financial difficulties. The Company has provided reserves against certain receivables from such customers in addition to amounts related to unidentified losses. Those reserves are reduced as those accounts are settled or written off. In the event that actual losses differ from these estimates or there is an increase in exposure relating to sales to specific customers, results of future periods may be impacted.

  Income Taxes

          As of December 31, 2002, the Company has deferred income tax assets of $1,420,700 which primarily relate to expenses that are not yet deductible for tax purposes and net operating loss carryforwards, offset by deferred income tax liabilities for differences in the book and tax bases of property and equipment. The net deferred tax asset is fully reserved by a valuation allowance. The valuation allowance represents management's determination that the Company will more likely than not be unable to realize the value of such assets due to the uncertainty of future profitability.

          During the quarter ended March 31, 2002, the Company recorded a tax benefit of $483,000 related to taxes to be recouped pursuant to changes in the federal tax law which allowed the Company to carryback tax losses incurred in 2001 against taxes paid in prior years.

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

Recently Issued Accounting Pronouncements

        In August 2001, the EITF issued EITF No. 01-09, "Accounting for Consideration Given by Vendor to a Customer or a Reseller of Vendor's Product" which provides guidance regarding the timing of recognition and income statement classification of costs incurred for certain sales incentive programs to resellers and end consumers. In accordance with EITF No. 01-09, The Company recognizes sales incentives upon recognition of revenue and classifies them as a reduction of net sales and recognizes free goods as a cost of goods sold when delivered to customers. The Company adopted EITF 01-09 in 2002. This adoption did not have a material impact on the Company's financial position or results of operation.

        The Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," dated August 2001, which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted this statement on January 1, 2002; adoption did not have a material effect on results of operations and financial position

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. SFAS No. 145 is not expected to have a material impact on the Company.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (effective January 1, 2003) which replaces Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity's commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. Management does not believe that SFAS No. 146 will have a material effect on the Company.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." This statement amends SFAS No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement relating to alternative transition methods and annual disclosure requirements are effective for the year ended December 31, 2002. The provisions of this statement relating to interim financial information are effective for the quarter ending March 31, 2003. The transitional provisions will not have an impact on the Company's financial statements unless it elects to change from the intrinsic value method to the fair value method. The provisions relating to annual and interim disclosures will change the manner in which we disclose information regarding stock-based compensation.

        In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN No. 45), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN No. 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. FIN No. 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company is required to adopt the disclosure provisions of FIN No. 45 beginning with its fiscal 2003 consolidated financial statements, and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. The Company has not completed its assessment of the recognition provisions of FIN No. 45; however, the impact of the adoption is not expected to have a significant impact on the Company's consolidated financial statements.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a "variable interest entity" (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities' financial statement with its own. The Company is required to perform this assessment by December 31, 2003 and consolidate any variable interest entities for which it will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. Management has not yet performed this assessment, however we do not have any variable interest entities as of December 31, 2002.

Restatement of Financial Statements

        This report contains restated consolidated financial statements of the Company for the years of 2000 and 2001, as well as for each quarter of 2001 and the first three quarters of 2002, to reflect certain adjustments. Subsequent to December 31, 2002, the Company determined that certain amounts previously reported in its consolidated financial statements had been misstated. Current income tax liabilities, net deferred income tax liabilities, other accrued expenses, reserves for returns and customer allowances, and reserves for excess and obsolete inventories were overstated due to the use of incorrect estimates at December 31, 2001 and 2000. Other misstatements identified include amounts related to year-end sales cutoff and accrued interest receivable. Certain of the misstatements also affected years prior to 2000.

        The adjustments that the Company has made to its financial statements for years ended December 31, 2001 and December 31, 2000 and for each of the quarters during 2001 and the first three quarters of 2002 are set forth in Note 2 and Note 13 of Notes to Consolidated Financial Statements in Item 8 of this report. The net impact of the adjustments includes the following:

  •
  A $415,700 reduction of the 2000 net loss;

  •
  A $435,500 reduction of the 2001 net loss;

  •
  A $15,600 reduction in accumulated comprehensive income as of January 1, 2000;

  •
  An increase in retained earnings as of January 1, 2000 of $683,300, which has been reflected as a prior period adjustment;

  •
  An increase in retained earnings as of December 31, 2000 of $1,099,000;

  •
  An increase in retained earnings as of December 31, 2001 of $1,534,500; and

  •
  A reduction of previously reported net income for the first three quarters of 2002 of $123,300.

        These adjustments result in an improved working capital ratio and retained earnings position at December 31, 2001 and 2000. The discussion of the results of operations and liquidity below in this Item 7 uses amounts from the restated financial statements.

Results of Operations
Summary of Results as a Percentage of Net Sales

	Year Ended December 31,
	2002	2001	2000
Net sales
Scott's Liquid Gold household products	40.7%	47.1%	43.9%
Skin care products	59.3%	52.9%	56.1%

Total net sales	100.0%	100.0%	100.0%
Cost of sales	53.5%	46.8%	39.8%

Gross profit	46.5%	53.2%	60.2%
Other revenue	2.6%	1.2%	2.9%

	49.1%	54.4%	63.1%

Operating expenses	43.7%	57.5%	67.3%
Interest	1.0%	2.1%	4.3%

	44.7%	59.6%	71.6%

Income (loss) before income taxes	4.4%	(5.2%)	(8.5%)

Year Ended December 31, 2002
Compared to Year Ended December 31, 2001

        Consolidated net sales for 2002 were $25.0 million versus $24.7 million for 2001, an increase of $300,000 or about 1.2%. Average selling prices for 2002 were down by $818,100, or 3.2% from those of 2001. Average selling prices of household products being down by $125,800, or 1.2%, and average selling prices of skin care products were down by $692,300, or 4.5%. This decrease in average selling prices was primarily due to an increase in coupon usage during 2002 and a reduced price promotion on our diabetic product in 2002 versus 2001. Co-op advertising, marketing funds, slotting fees, and coupons paid to retailers are deducted from gross sales, and totaled $2,860,900 in 2002 versus $2,472,000 in 2001, an increase of $388,900 or 15.7%. Of this increase $422,100 was an increase in coupon expenses.

        During 2002, net sales of cosmetics products accounted for 59.3% of consolidated net sales compared to 52.9% in 2001. Net sales of those products were $14,804,400 in 2002 compared to $13,050,400 in 2001, an increase of $1,754,000 or 13.4%. The Company has continued to experience a drop in unit sales of the Company's earlier established alpha hydroxy acid products due at least in part to maturing in the market for alpha hydroxy acid-based skin care products and intense competition from producers of similar or alternative products, many of which are considerably larger than Neoteric Cosmetics, Inc. Sales of the Company's Alpha Hydrox products (with and without alpha hydroxy acid) in 2002, compared to 2001, have also been affected by decreases in the distribution of those products at retail stores, including the Company's largest and other customers having reduced in prior quarters the number of types of those products carried on their shelves and discontinuation of these products at certain retail chains; and the Company believes that decreases in advertising expenses for Alpha Hydrox products was an additional reason for the decrease in sales of the Company's Alpha Hydrox products. The Company continues to address the decrease in sales of Alpha Hydrox skin care products through focusing on its core products and its niche marketing opportunities, including the distribution and sale of products purchased from Montagne Jeunesse. In 2002, the Company reduced the number of types of its Alpha Hydrox products in order to concentrate marketing and distribution resources of the Company and in response to decreasing sales of the Alpha Hydrox line of skin care products. For 2002, the sales of Montagne Jeunesse were more than sufficient to offset the declining shipments of the Alpha Hydrox products. The net sales of Montagne Jeunesse were approximately $9,370,500 in 2002 compared to $3,115,200 in 2001; this product was not sold by the Company until the second quarter of 2001. The Company believes that this increase in sales of Montagne Jeunesse is attributable primarily to wider distribution of the product, with more retail store chains carrying stands of Montagne Jeunesse sachets, and consumer acceptance of the product. The Company has not used television advertisements for the Montagne Jeunesse products. Additionally, as part of its efforts to increase sales, the Company is testing the use of direct response television (infomercial) commercials for the sale of its Alpha Hydrox products. The Company believes that its future success is highly dependent on the favorable acceptance in the marketplace of Montagne Jeunesse products and the sales of its Alpha Hydrox products.

        New products for 2001 included a line of skin care products specifically designed for problems common to mature women (Alpha Radiance) and a unique topical analgesic (RubOut) which helps fade the discoloration of bruises and eases the pain from muscle sprains and bruises. These products began shipping in early 2001, but sales of these new products have not met management's expectations. The Company did not introduce new products in 2002.

        In 2001, the Company commenced purchases of skin care sachets from Montagne Jeunesse under a distributorship agreement described earlier in this Report. Either party may terminate the agreement upon three months written notice and also in certain other events, including if minimum sales levels are not met. For the year 2002, this minimum sales requirement was waived with no conditions.

        Sales of household products in 2002 accounted for 40.7% of consolidated net sales compared to 47.1% in 2001. These products are comprised of Scott's Liquid Gold for wood, a wood cleaner which preserves as it cleans, and Touch of Scent, a room air freshener. Sales of household products were $10,154,600 in 2002 compared to $11,618,800 in 2001, a decrease of $1,464,200, or 12.6%. Sales of Scott's Liquid Gold for wood decreased from $8,333,500 in 2001 to $7,361,400 in 2002(down by $972,100 or 11.7%) which the Company believes is due to less advertising and to increased competition from existing and new products. Sales of Touch of Scent decreased to $2,793,200 in 2002 compared to $3,285,300 in 2001 (down by $492,100 or 15.0%) primarily due to a decrease in orders for, and distribution of, the Company's Touch of Scent dispenser package.

        As sales of a consumer product decline, there is the risk that retail stores will stop carrying the product. The loss of any significant customer for any Alpha Hydrox products, Scott's Liquid Gold for wood or Touch of Scent, could have a significant adverse impact on the Company's revenues and operating results.

        On a consolidated basis, cost of sales in 2002 was $13,354,800 compared to $11,743,100 in 2001, an increase of $1,811,700 or 15.7% (on a sales increase of about 1.2%). As a percentage of consolidated net sales, cost of sales was 53.5% in 2002 versus 46.8% in 2001, an increase of about 14.4% which was essentially due to a change in product mix (the cost for Montagne Jeunesse is higher than products manufactured by the Company, and some products are more costly to produce than others) and to the spreading of fixed manufacturing costs over lower unit production in 2002 than in 2001.

        Operating expenses, comprised primarily of advertising, selling, and general and administrative expenses, decreased by $3,271,300, or 23.1%, from 2001 to 2002, largely because of the decline in advertising expenses. The various components of operating expenses are discussed below.

        Advertising expenses for 2002 were $1,200,300 compared to $3,676,700 for 2001, a decrease of $2,476,400 or 67.4% (mostly for television). In 2002, the Company spent $742,500 to advertise its cosmetics products, compared to $2,514,100 in 2001, a decrease of 70.5% and $457,800 in 2002 compared to $1,162,600 in 2001 to advertise household products, a decrease of $704,800. The Company recognizes that, whenever it is fiscally responsible to do so, it must seek to advertise both effectively and aggressively because the markets for skin care products, furniture polish, and air fresheners are highly competitive and, accordingly, the Company's brand names need to be kept in front of current and potential consumers. Sustaining the Company's advertising program is highly dependent upon sales of its skin care products. The Company will be increasing the amount of television advertising for both its skin care and household products in 2003 versus 2002. The Company currently anticipates that most of the television advertising will be direct response television if it proves to be successful in maintaining or increasing sales of the Company's products.

        Selling expenses for 2002 were $5,594,500 compared to $5,939,200 for 2001, a decrease of $344,700 or 5.8%. That decrease was comprised of a decrease of $178,700 in freight and brokerage costs, a decrease in travel expenses of $173,500, a decrease in salary and fringe benefits of $113,100, a decrease in postage of $53,100, a decrease in market research of $53,200, and a net decrease in a variety of other expenses, none of which, by itself, was material of $31,600, all offset by an increase in promotional merchandise of $133,700, and an increase in depreciation and royalty expenses of $124,800.

        General and administrative expenses for 2002 were $4,105,000 compared to $4,555,200 for 2001, a decrease of $450,200 or 9.9%. That decrease is made up of a decrease in professional fees of $137,800 (due to less legal fees than in 2001), a decrease in equipment rental expenses of $47,900, a decrease in travel expenses of $32,400, a decrease in salary and fringe benefit costs of $258,700, a decrease in bad debt expense of $81,900 and a net increase in other administrative expenses, none of which, by itself, was material, of $108,500. Salary and fringe benefit costs would have decreased by more but for the expensing of a separation agreement pertaining to the retirement of the Company's executive vice president. The entire amount of the separation agreement was expensed in the third quarter of 2002 and will be paid out over the next three years.

        Interest expense for 2002 was $261,100, versus $530,100 for 2001, a decrease of $269,000 or 50.7%, reflecting the decrease in the bank's base rate from 9.5% to 5.0%. Other income for 2002 of $594,600 was received from a lawsuit settlement. This amount was the final judgment in the lawsuit against an insurer not participating in the settlement of an earlier environmental matter. Interest income consists of interest earned on the Company's cash and cash equivalents.

        The income tax benefit of $480,100 results from the carry-back of a net loss as described in Note 4 to the Notes to Consolidated Financial Statements in Part I, Item 1 above in this Report of $483,000 net of state income tax expense of $2,900.

        During 2002 and 2001, expenditures for research and development were not material (under 2% of revenues).

Year Ended December 31, 2001
Compared to Year Ended December 31, 2000

        Consolidated net sales for 2001 were $24.7 million versus $26.9 million for 2000, a decrease of $2.2 million or about 8.4%. Average selling prices for 2001 were greater than those of 2000 by $358,500, prices of household products were up by $72,500, while average selling prices of cosmetics products increased by $286,000. Co-op advertising, marketing funds, coupons and slotting fees paid to retailers, which are deducted from gross sales in accordance with generally accepted accounting principles, were $2,472,000 in 2001 versus $2,837,600 in 2000, a decrease of $365,600 or 12.8%.

        During 2001, net sales of cosmetics products accounted for 52.9% of consolidated net sales compared to 56.1% in 2000. Net sales of those products were $13,050,400 in 2001 compared to $15,095,900 in 2000, a decrease of $2,045,500 or 13.6%. That decrease was comprised of a drop in unit sales for most of the Company's earlier established skin care products, offset by an increase in their average selling prices and by sales of more recently introduced products. The Company has continued to experience a drop in unit sales of the Company's earlier developed alpha hydroxy acid products due to maturing in the market for alpha hydroxy acid-based skin care products and intense competition from producers of similar or alternative products, many of whom are considerably larger than Neoteric Cosmetics, Inc. Sales of the Company's alpha hydroxy acid-based products in 2001 have also been affected by a decrease in distribution of those products at retail stores, including the Company's largest customer having reduced the number of those products carried on its shelves. In 2001, the sales of the new products, primarily Montagne Jeunesse, were not sufficient to offset the declining shipments of the alpha hydroxy acid-based products.

        New products for 2001 included a line of skin care products specifically designed for problems common to mature women (Alpha Radiance) and a unique topical analgesic (RubOut) which helps fade the discoloration of bruises and eases the pain from muscle sprains and bruises. These products began shipping in early 2001, but sales of these new products have not met management's expectations.

        In 2001, the Company commenced purchases of skin care sachets from Montagne Jeunesse under a distributorship agreement described earlier in this Report. The net sales of Montagne Jeunesse amounted to approximately $3.1 million in 2001. Either party may terminate the agreement upon three months written notice and also in certain other events, including if minimum sales levels are not met. For the year 2001, this minimum sales requirement was waived.

        Sales of household products in 2001 accounted for 47.1% of consolidated net sales compared to 43.9% in 2000. These products are comprised of Scott's Liquid Gold for wood, a wood cleaner which preserves as it cleans, and Touch of Scent, a room air freshener. Sales of household products were $11,618,800 in 2001 compared to $11,822,700 in 2000, a decrease of $203,900, or 1.7%. Sales of Scott's Liquid Gold for wood increased from $7,972,900 in 2000 to $8,333,500 in 2001 (up by $360,900 or 4.5%) because of what the Company believes to be more effective advertising. Sales of Touch of Scent decreased to $3,285,300 in 2001 compared to $3,849,800 in 2000 (down by $546,500 or 14.2%) primarily due to a decrease in orders and distribution of the Company's Touch of Scent dispenser package.

        On a consolidated basis, cost of sales in 2001 was $11,543,100 compared to $10,722,000 in 2000, an increase of $821,100 or 7.7% (on a sales decrease of about 8.4%). As a percentage of consolidated net sales, cost of sales was 46.8% in 2001 versus 39.8% in 2000, an increase of about 17.5% which was essentially due to a change in product mix (the cost for Montagne Jeunesse is higher than products manufactured by the Company, and some products are more costly to produce than others), the spreading of fixed manufacturing costs over lower unit production in 2001 than in 2000, and to the write down of inventory deemed to be not saleable at December 31, 2001.

        Operating expenses, comprised primarily of advertising, selling, and general and administrative expenses, decreased by $3,948,300 or 21.8% from 2000 to 2001, largely because of the decline in advertising expenses. The various components of operating expenses are discussed below.

        Advertising expenses for 2001 were $3,676,700 compared to $7,190,600 for 2000, a decrease of $3,513,900 or 48.9% (mostly for television). In 2001, the Company spent $2,514,100 to advertise its cosmetics products, compared to $6,065,500 in 2000, a decrease of 58.6% and $1,162,600 in 2001 compared to $1,125,100 in 2000 to advertise household products, an increase of $37,500. In 2000 and 2001, the Company implemented a revised approach to its television advertising, emphasizing short advertising spots on various television channels. Further, as a result of the license agreement entered into with TriStrata Technology Inc, in the fourth quarter of 2000, the Company revised its advertisements for Alpha Hydrox products with alpha hydroxy acid to include that the products reduce or diminish fine lines and wrinkles.

        Selling expenses for 2001 were $5,939,200 compared to $5,798,800 for 2000, an increase of $140,400 or 2.4%. That increase was comprised of an increase in travel costs of $212,100, an increase in costs of promotional merchandise of $195,800 and a net increase in other expenses of $45,700, none of which, by itself, was significant, all offset by a reduction in sales salaries and fringe benefits of $58,300, and a decrease of $254,900 in depreciation, amortization and royalty expenses.

        General and administrative expenses in 2001 were $4,555,200 compared to $5,130,000 in 2000, a decrease of $574,800 or 11.2%. That decrease was attributable to decreases in salaries, wages, and fringe benefits of $280,100 (due to reduced personnel), in depreciation expense of $37,100, in postage and mailing costs of $34,600, a decrease of $256,700 in legal and professional fees (due to decreased litigation expenses), all offset by a net increase in other expenses of $33,700, none of which, by itself was significant.

        As a result of the Company having refinanced its 10% bonds with a long-term loan bearing interest at the prime rate and because the Company no longer has the sinking fund relating to the bonds, both interest expense and other income have decreased in 2001. Interest expense for 2001 was $530,100 versus $1,141,400 for 2000, a decrease of $611,300 or 53.6%. Other income was $285,100 in 2001 as compared to $783,700 in 2000, a decrease of $498,700 or 63.6%. Other income essentially consists of interest earned on the Company's cash reserves in 2001 and also cash deposits in its bond sinking fund in 2000.

        During both 2001 and 2000, expenditures for research and development were not material (under 2% of revenues).

Liquidity and Capital Resources

        The Company has a bank loan for approximately $6 million at the bank's base rate, adjustable yearly (5.0% at December 31, 2002), secured by the Company's land and buildings, with principal and interest payable monthly through November 2007. The loan agreement contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1. The Company may not declare any dividends that would result in a violation of either of these covenants. The foregoing requirements were met at the end of each quarter during 2002 and at December 31, 2002.

        During 2002, the Company's working capital increased by $1,287,700, to $5,906,400, while its current ratio (current assets divided by current liabilities) increased from 1.9:1 at December 31, 2001 to 2.3:1 at December 31, 2002. This increase in working capital is attributable to (1) a net income in 2002 of $1,432,500, (2) depreciation in excess of capital additions of $707,600, (3) a decrease in other assets of $10,800, and (4) a reduction of long-term debt of $829,900.

        At December 31, 2002, net trade accounts receivable were $1,808,000 compared to $1,043,500 at the end of 2001, an increase of $764,500, primarily due to an increase in fourth quarter 2002 sales versus those of the same period last year. Inventories were down by $1,590,200 at the end of 2002 compared to 2001, largely due to the reduction in sales of Alpha Hydrox and household chemical products (inventory was not replaced as sales declined), a decrease in Montagne Jeunesse inventory because of late fourth quarter sales (inventory is expected to be replenished in the first quarter of 2003), and the sales of discontinued items. Prepaid expenses increased by $308,400, primarily because of an increase in prepaid television advertising of $300,000 scheduled to run in the first quarter of 2003. Trade accounts payable decreased from the end of 2001 to the end of 2002 by $1,310,100, largely due to a decrease in advertising payables of approximately $700,000 and the decrease in raw material suppliers payables as inventories were not replenished as noted above. Accrued payroll and benefits increased $276,200 from 2001 to 2002 because of the separation agreement noted above under General and Administrative Expenses.

        The Company has no significant capital expenditures planned for 2003 and expects that its available cash and cash flows from operating activities will fund the next twelve months' cash requirements.

        The Company's dependence on operating cash flow means that risks involved in its business can significantly affect its liquidity. Any loss of a significant customer, any further decreases in distribution of its skin care or household chemical products, any new competitive products affecting sales levels of the Company's products, any significant expense not included in the Company's internal budget could result in the need to raise cash, such as through a bank financing. The Company has no arrangements for an external financing of debt or equity, and the Company is not certain whether any such financing would be available on acceptable terms. Please also see other risks summarized in "Forward Looking Statements" below. The Company expects its operating cash flows to improve if the Company achieves profitability in 2003.

        The following table sets forth the contractual obligations of the Company in the aggregate. The Company has no capital lease obligations, unconditional purchase obligations or other long-term contractual obligations. The Company's long-term debt interest rate is a variable rate. The table below assumes a 5.0% annual interest rate for the Company's long-term debt.

CONTRACTUAL OBLIGATIONS

	Payments due by Period
	Total	Less than 1-Year	1-3 Years	4-5 Years	5 Years
Long-term debt, including interest	$5,111,300	$1,039,600	$2,079,200	$1,992,500	$—
Employee separation agreement	$375,000	180,000	185,000	10,000	$—
Operating lease obligations	$224,000	$126,500	$97,500	$—	$—

Total Contractual Cash Obligations	$5,710,300	$1,346,100	$2,361,700	$2,002,500	$—

        Pursuant to a board resolution, the Company contributed $27,000 to the Company's Employee Stock Ownership Plan (ESOP) in order for the ESOP to purchase 50,000 shares of the Company's common stock on the open market during 2002.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss due to adverse changes in financial and commodity market prices and rates. The Company is not materially exposed to market risks regarding interest rates because the interest on the Company's outstanding debt is at the lender's base rate, which approximates the prime rate, adjustable yearly. The Company's investments in debt and equity securities are short-term and not subject to significant fluctuations in fair value. If interest rates were to rise 10% from year-end levels, the fair value of the Company's debt and equity securities would have decreased by approximately $11,800. Further, the Company does not use foreign currencies in its business. Currently, it receives payments for sales to parties in foreign countries in U.S. dollars. Additionally, the Company does not use derivative instruments or engage in hedging activities. As a result, the Company does not believe that near-term changes in market risks will have a material effect on results of operations, financial position or cash flows of the Company.

Item 8. Financial Statements and Supplementary Data

Independent Auditors' Report

To the Board of Directors and Shareholders of Scott's Liquid Gold-Inc.

        We have audited the accompanying consolidated balance sheets of Scott's Liquid Gold-Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scott's Liquid Gold-Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated the consolidated balance sheet as of December 31, 2001 and the related statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for the two year period then ended, which consolidated financial statements were previously audited by other independent auditors who have ceased operations.

KPMG LLP

Denver, Colorado
April 3, 2003

Consolidated Statements of Operations

	Year ended December 31,
	2002	2001	2000
		(As restated)	(As restated)
Net sales	$24,959,000	$24,669,200	$26,918,600
Operating costs and expenses:
Cost of sales	13,354,800	11,543,100	10,722,000
Advertising	1,200,300	3,676,700	7,190,600
Selling	5,594,500	5,939,200	5,798,800
General and administrative	4,105,000	4,555,200	5,130,000

	24,254,600	25,714,200	28,841,400

Income (loss) from operations	704,400	(1,045,000)	(1,922,800)
Interest income	54,000	285,100	783,700
Interest expense	(261,100)	(530,100)	(1,141,400)
Other income	594,600	—	—

Income (loss) before income taxes	1,091,900	(1,290,000)	(2,280,500)
Income tax benefit (Note 6)	480,100	—	435,300

Net income (loss)	$1,572,000	$(1,290,000)	$(1,845,200)

Net income (loss) per common share (Note 8):
Basic	$.15	$(0.13)	$(0.18)

Diluted	$.15	$(0.13)	$(0.18)

Weighted average shares outstanding:
Basic	10,153,100	10,115,200	10,103,100

Diluted	10,153,100	10,115,200	10,103,100

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

	December 31,
ASSETS	2002	2001
		(As restated)
Current assets:
Cash and cash equivalents	$2,786,400	$1,220,800
Investment securities	1,573,000	2,092,700
Trade receivables, net of allowance for doubtful accounts of $105,000 and $80,000, respectively	1,808,000	1,043,500
Other receivables	24,500	21,400
Inventories (Note 3)	2,606,600	4,196,800
Prepaid expenses	429,500	121,100
Deferred tax assets (Note 6)	1,225,600	1,259,100

Total current assets	10,453,600	9,955,400
Property, plant and equipment, net (Note 4)	15,581,400	16,289,000
Other assets	44,200	55,000

	$26,079,200	$26,299,400

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,698,100	$3,008,200
Accrued payroll and benefits	1,249,600	973,400
Other accrued expenses	630,000	566,100
Current maturities of long-term debt (Note 5)	830,000	789,000

Total current liabilities	4,407,700	5,336,700
Long-term debt, net of current maturities (Note 5)	3,685,400	4,515,300
Deferred tax liabilities (Note 6)	1,225,600	1,259,100

	9,318,700	11,111,100
Commitments and contingencies (Notes 5, 7, 10 and 11)
Shareholders' equity (Note 7):
Common stock; $.10 par value, authorized 50,000,000 shares; issued and outstanding 10,153,100 shares	1,015,300	1,015,300
Capital in excess of par	4,847,000	4,847,000
Accumulated comprehensive income	8,400	8,200
Retained earnings	10,889,800	9,317,800

Shareholders' equity	16,760,500	15,188,300

	$26,079,200	$26,299,400

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)

	Common Stock
Years ended December 31, 2002, 2001, and 2000			Capital in Excess of Par	Accumulated Comprehensive Income (loss)	Retained Earnings	Comprehensive Income (loss)
	Shares	Amount
Balance, December 31, 1999 (As previously reported)	10,103,100	$1,010,300	$4,829,500	$—	$11,769,700	$—
Prior period adjustments	—	—	—	(15,600)	683,300	—

Balance, December 31, 1999
(As restated)	10,103,100	1,010,300	4,829,500	(15,600)	12,453,000
Unrealized gain on investment securities (As restated)	—	—	—	39,100	—	39,100
Net loss (As restated)	—	—	—	—	(1,845,200)	(1,845,200)

Balance, December 31, 2000 (As restated)	10,103,100	1,010,300	4,829,500	23,500	10,607,800
Total comprehensive income (loss)						$(1,806,100)

Stock issued for services	50,000	5,000	17,500	—
Unrealized gain on investment securities (As restated)	—	—	(15,300)	—	(15,300)
Net loss (As restated)	—	—	—	—	(1,290,000)	(1,290,000)

Balance, December 31, 2001 (As restated)	10,153,100	1,015,300	4,847,000	8,200	9,317,800
Total comprehensive income (loss)						$(1,305,300)

Unrealized gain on investment securities	—	—	—	200	—	200
Net income	—	—	—	—	1,572,000	1,572,000

Balance, December 31, 2002	10,153,100	$1,015,300	$4,847,000	$8,400	$10,889,800

Total comprehensive income						$1,572,200

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2002	2001	2000
		(As restated)	(As restated)
Cash Flows from Operating Activities:
Net income (loss)	$1,572,000	$(1,290,000)	$(1,845,200)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	756,000	750,300	817,700
Gain on marketable securities	—	(15,200)	—
Deferred income taxes	—	—	(435,300)
Stock issued for services	—	22,500	—
Change in assets and liabilities:
Trade and other receivables, net	(767,600)	(450,900)	1,485,600
Inventories	1,590,200	(974,000)	162,700
Prepaid expenses and other assets	(308,400)	(32,600)	63,600
Accounts payable and accrued expenses	(970,000)	543,600	1,109,700

Total adjustments to net income (loss)	300,200	(156,300)	3,204,000

Net Cash Provided (Used) by Operating Activities	1,872,200	(1,446,300)	1,358,800

Cash Flows from Investing Activities:
Purchase of investment securities	(1,605,800)	(2,185,300)	(5,614,200)
Proceeds from sale or maturity of investment securities	2,102,000	3,977,600	5,704,100
Purchases of property, plant and equipment	(13,900)	(106,700)	(94,700)

Net Cash Provided (Used) by Investing Activities	482,300	1,685,600	(4,800)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	—	—	6,000,000
Principal payments on long-term borrowings	(788,900)	(644,700)	(51,000)
Repayment of mortgage bonds	—	—	(6,736,700)

Net Cash Used by Financing Activities	(788,900)	(644,700)	(787,700)

Net (Decrease) Increase in Cash and Cash Equivalents	1,565,600	(405,400)	566,300

Cash and Cash Equivalents, beginning of year	1,220,800	1,626,200	1,059,900

Cash and Cash Equivalents, end of year	$2,786,400	$1,220,800	$1,626,200

Supplemental disclosures:
Cash paid during the year for:
Interest	$261,900	$538,700	$1,142,700
Income taxes	$1,900	$—	$11,700

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary Of Significant Accounting Policies

(a)
Company Background

        Scott's Liquid Gold-Inc. (a Colorado corporation) was incorporated on February 15, 1954. Scott's Liquid Gold-Inc. and its wholly owned subsidiaries (collectively, the "Company"), manufactures and markets quality household and skin care products. In the first quarter of 2001, the Company began acting as a distributor in the United States of beauty care products contained in individual sachets and manufactured by Montagne Jeunesse. The Company's business is comprised of two segments, household products and skin care products.

(b)
Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

(c)
Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, realizability of deferred tax assets, reserves for slow moving and obsolete inventory, customer returns and allowances, and bad debts. Actual results could differ from those estimates.

(d)
Cash Equivalents

        The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents.

(e)
Investments in Marketable Securities

        The Company accounts for investments in marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities", which requires that the Company classify investments in marketable securities according to management's intended use of such investments. The Company invests its excess cash and has established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company considers all investments as available for use in its current operations, and therefore classifies them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, net of tax, reported as a separate component of shareholders' equity and comprehensive income (loss). The cost of the securities sold is based on the specific identification method. Investments in corporate and government securities as of December 31, are scheduled to mature within one year.

(f)
Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company records a reserve for slow moving and obsolete products and raw materials.

(g)
Property, Plant and Equipment

        Property, plant and equipment are recorded at historical cost. Depreciation is provided using the straight-line method over estimated useful lives of the assets ranging from three to forty-five years. Maintenance and repairs are expensed as incurred. Improvements that extend the useful lives of the assets or provide improved efficiency are capitalized.

(h)
Financial Instruments

        Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, investments in marketable securities, and trade receivables. The Company maintains its cash balances in the form of bank demand deposits with financial institutions that management believes are creditworthy. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company has no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

        The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. The fair value of investments in marketable securities is based upon quoted market value. The Company's long-term debt bears interest at a variable rate, the lender's base rate, which approximates the prime rate. The carrying value of long-term debt approximates fair value as of December 31, 2002 and 2001.

(i)
Long-Lived Assets

        The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(j)
Income Taxes

        The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which related temporary differences become deductible. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

(k)
Revenue Recognition

        Revenue is generally recognized upon delivery of products to customers, which is when title passes. Reserves for estimated market development support, pricing allowances and returns are provided in the period of sale as a reduction of revenue. Reserves for returns and allowances are recorded as a reduction of revenue, and are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. At December 31, 2002 and December 31, 2001, approximately $1,174,600 and $1,006,400, respectively, had been reserved as a reduction of accounts receivable, and approximately $215,400 and $150,000, respectively, had been reserved as current liabilities.

(l)
Advertising Costs

        The Company expenses advertising costs as incurred.

(m)
Stock-based Compensation

        The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Under APB No. 25, employee stock options are accounted for based upon the intrinsic value, which is the difference between the exercise price and fair value of the underlying common stock. Generally, if the exercise price of employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recorded. The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-based Compensation" (See Note 7—Shareholders' Equity).

        Had compensation cost been recorded based on the fair value of the options granted, the Company's pro-forma net income (loss) and net income (loss) per share for the years ended December 31, 2002, 2001 and 2000 would have been as follows:

	2002		2001		2000
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net income (loss)	$1,572,000	$1,454,700	$(1,290,000)	$(1,292,500)	$(1,845,200)	$(2,054,900)
Basic earnings (loss) per share	$0.15	$0.14	$(0.13)	$(0.13)	$(0.18)	$(0.20)
Diluted earnings (loss) per share	$0.15	$0.14	$(0.13)	$(0.13)	$(0.18)	$(0.20)

        The fair value of options granted has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions at December 31:

	2002	2001	2000
Dividend rate	$—	$—	$—
Expected volatility	172%	116%	65%
Risk-free interest rate	3.06%	3.46%	5.02%
Expected life (in years)	4.5	4.5	4.5
(n)
Comprehensive Income

        The Company follows SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income includes all changes in equity during a period from non-owner sources.

(o)
Shipping and Handling Costs

        The Company classifies amounts billed to a customer in a sale transaction related to shipping and handling as revenue and classifies shipping and handling costs as a component of selling expense on the accompanying Consolidated Statement of Operations. Shipping and handling costs totaled $1,305,500, $1,243,200 and $1,090,900 for the years ending December 31, 2002, 2001, 2000, respectively.

Note 2: Restatement of Financial Statements

        Subsequent to December 31, 2002, the Company determined that certain amounts previously reported in its consolidated financial statements had been misstated. Current income tax liabilities, net deferred income tax liabilities, other accrued expenses, reserves for returns and customer allowances, and reserves for excess and obsolete inventories were overstated due to the use of incorrect estimates at December 31, 2001 and 2000. Other misstatements identified include amounts related to year-end sales cutoff and accrued interest receivable. Certain of the misstatements also affected years prior to 2000. The accompanying consolidated balance sheet at December 31, 2001, and the related statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the two years then ended have been restated to reflect the correction of these matters. The adjustments to restate the Company's previously issued consolidated financial statements are summarized below along with the principal reasons for and significant effects of the restatement adjustments.

	Increase (Decrease) in, except as noted
	Stockholders' Equity as of December 31, 2001	Net Loss for the Year Ended December 31, 2001		Stockholders' Equity as of December 31, 2000	Net Loss for the Year Ended December 31, 2000		Stockholders' Equity as of January 1, 2000 (a)
Investment securities(b)	$8,200	$		$23,500	$		$(15,600)
Accounts receivable, net(c)	611,300			(217,300)			(515,900)
Inventory(d)	155,100			435,400			619,200
Deferred tax assets(e)	435,300			435,300		435,300
Accounts payable and accrued expenses(f)	332,800			445,600			450,800
Net sales(a)			500,200			315,200
Cost of sales (increase)(c)(d)			(252,000)			(231,400)
Operating costs and expenses (decrease)(e)			187,300			25,800
Interest income(g)						(129,200)	129,200

	$1,542,700		$435,500	$1,122,500		$415,700	$667,700

(a)
Stockholders' Equity as of January 1, 2000

  Adjustments were made to opening balances as of January 1, 2000 to reflect prior period adjustments, including a $15,600 reduction in accumulated comprehensive income and an increase in retained earnings of $683,300.

(b)
Accumulated Comprehensive Income

  Adjustments were made to record comprehensive income for the adjustment of available for sale investment securities to fair market value.

(c)
Accounts Receivable and Net Sales

  Adjustments were made to record sales in the period in which the Company estimates delivery of the product was made to customers, consistent with when title passes to customers.

  Inventories were also adjusted to achieve period-end cut-off, consistent with when title passes to customers.

  Adjustments were also made to reduce the reserve for estimated returns and customer allowances to reflect a change in the amount expected to be realized.

  Adjustments were also made to reflect negative accounts payable balances previously included in accounts receivable.

(d)
Inventory and Cost of Sales

  Inventories were adjusted to decrease the reserve for excess and obsolete raw materials and finished good inventories.

(e)
Deferred Tax Assets

  Adjustments were recorded to decrease the valuation allowance against deferred tax assets to eliminate the previously reported net deferred tax liability.

  The tax effect of the other restatement adjustments was also recorded.

(f)
Accounts payable and accrued expenses and Operating Costs and Expenses

  Accrued expenses were adjusted to record period expenses, including professional fees and accrued property taxes, in the proper period.

  An adjustment was recorded to retained earnings as of January 1, 2000 to reduce current accrued income taxes.

  Adjustments were also made to reflect negative accounts payable balances previously included in accounts receivable.

(g)
Interest Income

  Adjustments were made to record interest income in the period to which it relates.

        The Consolidated Statements of Operations for the years ended December 31, 2001 and 2000 as previously reported and as restated are summarized as follows:

Consolidated Statements of Operations

	Year ended December 31,
	2001		2000
	(As Previously Reported)	(As Restated)	(As Previously Reported)	(As Restated)
Net sales	$24,169,000	$24,669,200	$26,603,400	$26,918,600
Operating costs and expenses:
Cost of sales	11,291,100	11,543,100	10,490,600	10,722,000
Advertising	3,722,700	3,676,700	7,240,600	7,190,600
Selling	5,996,100	5,939,200	5,794,300	5,798,800
General and administrative	4,639,600	4,555,200	5,110,300	5,130,000

	25,649,500	25,714,200	28,635,800	28,841,400

Loss from operations	(1,480,500)	(1,045,000)	(2,032,400)	(1,922,800)
Interest income	285,100	285,100	912,900	783,700
Interest expense	(530,100)	(530,100)	(1,141,400)	(1,141,400)

Loss before income taxes	(1,725,500)	(1,290,000)	(2,260,900)	(2,280,500)
Income tax benefit	—	—	—	(435,300)

Net loss	$(1,725,500)	$(1,290,000)	$(2,260,900)	$(1,845,200)

Loss per common share:
Basic	$(0.17)	$(0.13)	$(0.22)	$(0.18)

Diluted	$(0.17)	$(0.13)	$(0.22)	$(0.18)

Weighted average shares outstanding:
Basic	10,115,200	10,115,200	10,103,100	10,103,100

Diluted	10,115,200	10,115,200	10,103,100	10,103,100

        The Consolidated Balance Sheet at December 31, 2001 as previously reported and as restated is summarized as follows:

Consolidated Balance Sheet

	December 31, 2001
ASSETS	(As Previously Reported)	(As Restated)
Current assets:
Cash and cash equivalents	$1,220,800	$1,220,800
Investment securities	2,084,500	2,092,700
Trade receivables, net	432,200	1,043,500
Other receivables	21,400	21,400
Inventories	4,041,700	4,196,800
Prepaid expenses	121,100	121,100
Deferred tax assets	823,800	1,259,100

Total current assets	8,745,500	9,955,400
Property, plant and equipment, net	16,289,000	16,289,000
Other assets	55,000	55,000

	$25,089,500	$26,299,400

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,941,100	$3,008,200
Accrued payroll and benefits	856,300	973,400
Other accrued expenses	1,083,100	566,100
Current maturities of long-term debt	789,000	789,000

Total current liabilities	5,669,500	5,336,700
Long-term debt, net of current maturities	4,515,300	4,515,300
Deferred tax liabilities	1,259,100	1,259,100

	11,443,900	11,111,100
Shareholders' equity:
Common stock	1,015,300	1,015,300
Capital in excess of par	4,847,000	4,847,000
Accumulated comprehensive income	—	8,200
Retained earnings	7,783,300	9,317,800

Shareholders' equity	13,645,600	15,188,300

	$25,089,500	$26,299,400

Note 3: Inventories

        Inventories consisting of materials, labor and overhead at December 31 were comprised of the following:

	2002	2001
Finished goods	$1,889,000	$3,291,200
Raw Materials	717,600	905,600

	$2,606,600	$4,196,800

        The amounts in the table above are net of reserves for excess, slow moving and obsolete inventory of $400,000 and $750,000 at December 31, 2002 and 2001, respectively.

Note 4: Property, Plant and Equipment

        Property, plant and equipment at December 31 were comprised of the following:

	2002	2001
Land	$1,091,500	$1,091,500
Buildings	16,257,300	16,257,300
Production equipment	7,502,800	7,604,800
Office furniture and equipment	1,867,400	1,884,100
Other	188,000	188,000

	26,907,000	27,025,700
Less: Accumulated depreciation	11,325,600	10,736,700

	$15,581,400	$16,289,000

Depreciation expense for the years ended December 31, 2002, 2001, and 2000 was $721,500, $742,300, and $800,900, respectively.

Note 5: Long-Term Debt

        The Company has a term loan agreement in the amount of $6.0 million with a commercial bank. The loan agreement with the Company's bank contains affirmative and negative covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1 and limits the payment of dividends on common stock. The covenants were met at the end of each quarter during 2002, 2001 and 2000 and at December 31, 2002 and 2001.

Long-term debt at December 31 is presented below:

	2002	2001
First mortgage loan, secured by land and buildings, due November 20, 2007, principal and interest of $86,600 payable monthly, interest at bank base rate (5.0% at December 31, 2002 and 2001), adjusted annually	$4,515,400	$5,304,300
Less current maturities	830,000	789,000

Long-term debt	$3,685,400	$4,515,300

        Maturities of long-term debt for the years 2003 through 2007 are respectively: $830,000, $872,000, $918,000, $966,000, and $929,400.

Note 6: Income Taxes

        The benefit for income tax for the years ended December 31 is as follows::

	2002	2001	2000
Current provision (benefit):
Federal	$(483,000)	$—	$—
State	2,900	—	—

Total current provision (benefit)	(480,100)	—	—

Deferred provision (benefit):
Federal	783,900	(444,100)	(777,600)
State	70,500	(40,000)	(70,000)
Valuation allowance	(854,400)	484,100	412,300

Total deferred provision (benefit)	—	—	(435,300)

Provision (benefit):
Federal	(483,000)	40,000	(365,300)
State	2,900	(40,000)	(70,000)

Total provision (benefit)	$(480,100)	$—	$(435,300)

        Income tax expense (benefit) at the statutory tax rate is reconciled to the overall income tax expense (benefit) as follows:

	2002	2001	2000
Federal income tax at statutory rates	$371,200	$(438,600)	$(775,400)
State income taxes, net of federal tax effect	41,900	(39,500)	(69,800)
Other	(38,800)	(6,000)	(2,400)

Total	374,300	(484,100)	(847,600)
Change in valuation allowance	(854,400)	484,100	412,300

Effective tax	$(480,100)	$—	$(435,300)

Deferred taxes are determined based on estimated future tax effects of differences between the amounts reflected in the financial statements and the tax basis of assets and liabilities given the provisions of enacted tax laws. The net deferred tax assets and liabilities as of December 31, 2002 and 2001 are comprised of the following:

	2002	2001
Current:
Trade receivables	$38,900	$246,400
Inventories	148,800	288,600
Accrued insurance	44,500	44,400
Accrued vacation	229,600	270,500
Accrued payroll	132,300	—
Net operating loss carryforwards	813,600	1,381,900
State tax credits	—	42,800
Other	13,000	34,000
Valuation allowance	(195,100)	(1,049,500)

Net current deferred tax assets	$1,225,600	$1,259,100

Noncurrent:
Accelerated depreciation for tax purposes	$(1,225,600)	$(1,235,300)
Other	—	(23,800)

Total noncurrent deferred tax liability	$(1,225,600)	$(1,259,100)

        At December 31, 2002, the Company had federal net operating losses of approximately $2,178,000, which expire over a period ending in 2020. At December 31, 2002 and 2001 the Company had no federal tax credit carryforwards. The Company has state net operating losses of approximately $8,433,000 expiring over a period ending in 2021.

        For the year ended December 31, 2001, the Company increased its valuation allowance by $637,400 due mainly to the uncertainty relating to the realization of the Company's net operating loss carryforwards. Tax law changes in 2002 permitted the Company to carryback its 2001 tax loss to 1997 and recover $483,000 in previously paid federal income taxes. This change in the tax law, along with taxable income in 2002 resulted in the utilization of operating losses from both 2001 and 2000. As a result of the utilization of net operating loss carryforwards, the Company reduced the valuation allowance by $854,400 during the year ended December 31, 2002. The amount of the deferred tax assets considered realizable could be adjusted in the future based upon changes in circumstances that result in a change in management's assessment of the Company's ability to realize those deferred tax assets through the generation of taxable income or other tax events.

        A reconciliation of the Company's income (loss) before taxes for financial statement purposes to taxable income (loss) is as follows:

	Year Ended December 31,
	2002	2001	2000
Income (loss) before income taxes	$1,091,900	$(1,290,000)	$(2,280,500)
Differences between income (loss) before income taxes and taxable income (loss):
Permanent differences	10,600	16,400	6,600
Net changes in temporary differences	(320,500)	50,200	(7,400)

Federal taxable income (loss)	$782,000	$(1,223,400)	$(2,281,300)

Note 7: Shareholders' Equity

        In 1993, a non-qualified stock option plan was adopted for the outside directors and in 1997, an incentive stock option plan was adopted for Company employees. In 1998, a stock option plan for Company employees, officers and directors was adopted. All of the plans permitted the Company to grant options up to an aggregate of 1,050,000 shares of common stock. In December 2000, the Board of Directors approved an amendment increasing the number of options available under the 1998 plan by 750,000 shares. Options are granted at not less than fair market value of the stock on the date of grant and are exercisable for five years from the grant date. All options granted to employees are fully vested on the date of grant.

	1993 Plan		1997 Plan		1998 Plan
	Number of Shares	Average Option Price Per Share	Number of Shares	Average Option Price Per Share	Number of Shares	Average Option Price Per Share
Maximum number of shares under the plans	400,000		300,000		1,100,000

Outstanding, December 31, 1999	251,700	$1.46	276,200	$1.69	301,800	$1.72
Granted in 2000	30,000.94		16,000.97		497,000.69
Exercised	—	—	—	—	—	—
Cancelled/Expired	—	—	(38,000)	1.69	—	—

Outstanding, December 31, 2000	281,700	1.40	254,200	1.64	798,800	1.08
Granted in 2001	5,000.62		—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled/Expired	(105,000)	1.12	(22,000)	1.62	(173,000)	1.54

Outstanding, December 31, 2001	181,700	1.55	232,200	1.64	625,800.96
Granted in 2002	100,000.57		50,000.50		50,000.57
Exercised	—	—	—	—	—	—
Cancelled/Expired	(106,700)	1.66	(15,000)	1.59	(161,000)	1.11

Outstanding, December 31, 2002	175,000	$.92	267,200	$1.43	514,800	$.87

Available for issuance, December 31, 2002	125,000		32,800		585,200

        A summary of additional information related to the options outstanding as of December 31, 2002 is as follows:

	Options Outstanding and Exercisable
		Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Price
$0.50—$0.97	616,500	3.4 years	$.67
$1.09—$1.56	19,800	1.1 years	$1.56
$1.65—$2.00	320,700	.9 years	$1.72

Total	957,000	2.5 years	$1.04

        The weighted average fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions at December 31:

	2002	2001	2000
Dividend rate	$—	$—	$—
Expected volatility	172%	116%	65%
Risk-free interest rate	3.06%	3.46%	5.02%
Expected life (in years)	4.5	4.5	4.5

        Using these assumptions, the fair value of the stock options granted in 2002, 2001 and 2000 were estimated to be approximately $116,800, $2,500, and $209,700 respectively, net of income taxes.

        The Company has an Employee Stock Ownership Plan ("Plan") to provide retirement benefits for its employees. The Plan is designed to invest primarily in the Company's common stock and is non-contributory on the part of the Company's employees. Contributions to the Plan are discretionary as determined by the Company's Board of Directors. The Company expenses the cost of contributions to the Plan which amounted to $27,700, (50,000 shares), $31,200 (50,000 shares), and $216,000 (232,100 shares) in 2002, 2001 and 2000, respectively, all shares having been purchased on the open market.

        In October 2001, the Company issued 50,000 shares of common stock to Montagne Jeunesse, for no consideration. The shares are fully vested upon issuance. The Company recorded expense totaling $22,500.

Note 8: Earnings per Share

        The Company presents basic and diluted earnings or loss per share in accordance with SFAS No. 128 "Earnings per Share" which establishes standards for computing and presenting basic and diluted earnings per share. Per share data is determined by using the weighted average number of common shares outstanding. Common equivalent shares are considered only for diluted earnings per share, unless considered anti-dilutive (as in the years 2001 and 2000). Common equivalent shares, determined using the treasury stock method, result from stock options with exercise prices that are below the average market price of the common stock. A reconciliation of the weighted average number of common shares outstanding is as follows:

	2002	2001	2000
Common shares outstanding, beginning of the year	10,153,100	10,103,100	10,103,100
Common stock issued	—	50,000	—
Stock options exercised	—	—	—

Common shares outstanding, end of year	10,153,100	10,153,100	10,103,100

Weighted average number of common shares outstanding	10,153,100	10,115,200	10,103,100
Common share equivalents	—	—	—

Diluted weighted average number of common shares outstanding	10,153,100	10,115,200	10,103,100

        The Company has authorized 20,000,000 shares of preferred stock issuable in one or more series, none of which is issued or outstanding as of December 31, 2002.

        At December 31, 2002, the Company had 957,000 stock options outstanding which have been excluded from diluted common shares outstanding due to their antidilutive effect.

Note 9: Segment Information

        The Company operates in two different segments: household products and skin care products. The Company's products are sold nationally and internationally (primarily Canada), directly and through independent brokers, to mass marketers, drug stores, supermarkets, wholesale distributors and other retail outlets. Management has chosen to organize the Company around these segments based on differences in the products sold. The household products segment includes "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent," a room air freshener. The skin care segment includes "Alpha Hydrox," alpha hydroxy acid cleansers and lotions, a retinol product, a "Diabetic Skin Care", a healing cream and moisturizer developed to address skin conditions of diabetics, and skin care sachets of Montagne Jeunesse distributed by the Company.

        The Company's accounting policies for its segments are the same as those described in Note 1, "Summary of Significant Accounting Policies." Management evaluates segment performance based on segment income or loss before profit sharing, bonuses, income taxes and nonrecurring gains and losses. The following provides information on the Company's segments as of and for the years ended December 31:

	2002		2001		2000
	Household Products	Skin Care Products	Household Products	Skin Care Products	Household Products	Skin Care Products
Net sales to external customers	$10,154,600	$14,804,400	$11,618,800	$13,050,400	$11,822,700	$15,095,900
Income (loss) before profit sharing, bonuses and income taxes	1,207,000	(100,600)	214,200	(1,504,200)	359,100	(2,639,600)
Identifiable assets	3,907,300	6,681,200	3,862,700	7,817,600	3,845,600	6,339,600

The following is a reconciliation of segment information to consolidated information:

	2002	2001	2000
Net sales to external customers	$24,959,000	$24,669,200	$26,918,600

Income (loss) before profit sharing, bonuses and income taxes	$1,106,400	$(1,290,000)	$(2,280,500)

Consolidated income (loss) before income taxes	$1,091,900	$(1,290,000)	$(2,280,500)

Identifiable assets	$10,588,500	$11,680,300	$10,185,200
Corporate assets	15,490,700	14,619,100	17,495,800

Consolidated total assets	$26,079,200	$26,299,400	$27,681,000

        The Company attributes net sales to different geographic areas based on the location of the customer. All of the Company's long-lived assets are located in the United States. For the year ended December 31, revenues for each geographical area are as follows:

	2002	2001	2000
United States	$24,694,400	$24,086,500	$26,267,200
Foreign countries	264,600	582,700	651,400

Total net sales	$24,959,000	$24,669,200	$26,918,600

        In 2002, 2001 and 2000, one customer accounted for approximately $9,400,000, $8,100,000, and $9,200,000, respectively, of consolidated net sales. Both segments sell to this customer. This customer is not related to the Company. A loss of this customer could have a material effect on the Company because it is uncertain whether the Company's consumer base served by this customer would purchase the Company's products at other retail outlets. The outstanding trade receivable from this same customer accounted for 40.9% and 23.1% of total trade receivables at December 31, 2002 and 2001, respectively. Although annual sales were below 10% for the year, the outstanding trade receivable from another customer accounted for 11.2% of total trade receivables at December 31, 2002. Similarly, the outstanding trade receivable from one other customer accounted for 17.2% of total trade receivables at December 31, 2001. No long-term contracts exist between the Company and this customer or any other customer.

Note 10: Retirement Plans

        The Company has a 401(k) Profit Sharing Plan ("401(k) Plan") covering its full-time employees who have completed four months of service as defined in the 401(k) Plan, and are age 18 or older. Participants may defer from 1 to 75% of their compensation up to the maximum limit determined by law. The Company may make discretionary "matching" contributions up to a maximum of 6% of each participant's compensation, but only for those employees earning no more than $30,000 annually. Additionally, the Company makes discretionary "profit sharing" contributions to eligible employees. Participants are always fully vested in their contributions, matching contributions and allocated earnings thereon. Vesting in the Company's profit sharing contribution is based on years of service, with a participant fully vested after five years. Company matching contributions totaled $9,600, $11,800, and $18,200 in 2002, 2001, and 2000, respectively. The Company has made no discretionary profit sharing contributions in 2002, 2001 or 2000.

Note 11: Litigation, Commitments and Contingencies

        In May 1996, a patent infringement suit was filed in the United States District Court for the District of Delaware against Neoteric Cosmetics, Inc. (and others) by TriStrata Technology, Inc. The plaintiff in the lawsuit alleged that Neoteric Cosmetics contributed to and/or induced infringement of patents owned by the plaintiff by selling and promoting Neoteric skin care products, which contain alpha hydroxy acid, for the purpose of visibly reducing a human skin wrinkle and/or fine lines and for the purpose of treating and/or preventing cosmetic conditions and dermatologic disorders of the human skin such as wrinkles and fine lines. The plaintiff requested damages to compensate the plaintiff for any infringement, an injunction against further infringement, and treble damages because of an alleged willful and deliberate nature of the infringement. In 1995, after the issuance of one of the patents involved in the lawsuit, the Company changed its advertising and packaging to remove references to wrinkles and fine lines. In December 2000, the Company entered into a settlement agreement with the plaintiff, which allows the Company to make reference to wrinkles and fine lines in both its packaging and advertising and obligates the Company to pay royalties to the plaintiff on certain products, these royalties are recorded in selling expenses.

        In 2001, the Company commenced purchases of the skin care sachets from Montagne Jeunesse under a distributorship agreement covering the United States. Montagne Jeunesse is the sole supplier of that product. The term of this distributorship agreement is five years with automatic rolling one-year renewals, subject to the rights of either party to terminate upon three months' notice or if certain minimum sales are not met or certain other events occur. For the years 2002 and 2001, this minimum sales requirement was waived, with no conditions.

        The Company has entered into various operating lease agreements, primarily for office equipment. Annual rental expense under these leases totaled $97,800, $149,600 and $171,300 in 2002, 2001 and 2000, respectively. Minimum annual rental payments under noncancellable operating leases are $126,500 and $97,500 for the years ending December 31, 2003 and 2004, respectively.

Note 12. Transactions with Related Parties

        The Company adopted a bonus plan for its executive officers for 2002. The plan provides that an amount will be distributed to the Company's executive officers equal to 10% of the annual before tax profit exceeding $1,000,000, excluding items that are infrequent, unusual, or extraordinary. In 2002,although before tax profit exceeded $1,000,000 no executive bonuses were paid because of the exclusions mentioned above, and in 2001 and 2000, no bonuses were accrued or paid due to net losses. The Company has adopted substantially the same plan for its executive officers in 2003.

Note 13. Comparative Financial Information (unaudited)

        Selected quarterly data (amounts in thousands, except for per share data) for the years ended December 31, 2002 and 2001 as previously reported and as restated (see Note 2) is as follows:

	Three Months ended March 31, 2002		Three months ended June 30, 2002		Three months ended September 30, 2002		Three months ended December 31, 2002	Year ended December 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Reported	As Reported
Net sales	$5,275	$4,912	$5,710	$5,774	$6,175	$6,227	$8,046	$24,959
Gross profit	$2,189	$2,138	$2,470	$2,516	$3,215	$3,241	$3,709	$11,604
Income (loss) before income taxes	$(779)	$(846)	$(68)	$(80)	$916	$872	$1,146	$1,092
Net income (loss)	$(779)	$(363)	$415	$(80)	$916	$872	$1,143	$1,572
Basic earnings (loss) per share	$(0.08)	$(0.04)	$0.04	$(0.01)	$0.09	$0.09	$0.11	$0.15
Diluted earnings (loss) per share	$(0.08)	$(0.04)	$0.04	$(0.01)	$0.09	$0.09	$0.11	$0.15
	Three Months ended March 31, 2001		Three months ended June 30, 2001		Three months ended September 30, 2001		Three months ended December 31, 2001		Year ended December 31, 2001
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Net sales	$7,018	$6,983	$7,339	$7,586	$4,845	$4,973	$4,967	$5,127	$24,169	$24,669
Gross profit	$4,184	$4,238	$3,961	$4,167	$2,376	$2,318	$2,357	$2,403	$12,878	$13,126
Income (loss) before income taxes	$(685)	$(573)	$19	$310	$(657)	$(688)	$(402)	$(339)	$(1,725)	$(1,290)
Net income (loss)	$(685)	$(573)	$19	$310	$(657)	$(688)	$(402)	$(339)	$(1,725)	$(1,290)
Basic earnings (loss) per share	$(0.07)	$(0.06)	$—	$0.03	$(0.06)	$(0.07)	$(0.04)	$(0.03)	$(0.17)	$(0.13)
Diluted earnings (loss) per share	$(0.07)	$(0.06)	$—	$0.03	$(0.06)	$(0.07)	$(0.04)	$(0.03)	$(0.17)	$(0.13)

        In addition to the effects of adjustments described in Note 2 of the Notes to Consolidated Financial Statements with respect to restatements of annual financial statements, net income (loss) and related per share amounts for the three months ended March 31, 2002 and June 30, 2002, were restated to reflect the income tax benefit resulting from the carryback of net operating losses during the three months ended March 31, 2002, the period of enactment of the tax law change that permitted the carryback.

Note 14. Valuation and Qualifying Accounts (in thousands)

	Balance at beginning of year	Additions charged to expense	Deductions	Balance at end of year
Year ended December 31, 2000:
Returns and allowances, market development support and doubtful accounts reserve	$2,356,600	$5,426,400	$5,883,000	$1,900,000
Inventory valuation reserve	200,000	337,100	187,100	350,000
Year ended December 31, 2001:
Returns and allowances, market development support and doubtful accounts reserve	1,900,000	5,523,200	5,663,000	1,760,200
Inventory valuation reserve	350,000	726,900	326,900	750,000
Year ended December 31, 2002:
Returns and allowances, market development support and doubtful accounts reserve	1,760,200	5,051,300	5,387,200	1,424,300
Inventory valuation reserve	750,000	382,800	732,800	400,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. Certain Relationships and Related Transactions.

        For Part III, the information set forth in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held in May, 2003, hereby is incorporated by reference into this Report.

Item 14. Controls and Procedures.

Evaluation of disclosure controls and procedures.

        The Company, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing of this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Exchange Act.

Changes in internal controls.

        There were no significant changes in our internal controls and no other factors that could significantly affect these controls subsequent to management's evaluation of the Company's disclosure controls and procedures. The Company did not need to implement any corrective actions with regard to any significant deficiency or material weakness in its internal controls.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)	Financial Statements:
Consolidated Statements of Operations—
Consolidated Balance Sheets—
Consolidated Statements of Cash Flows—
Consolidated Statements of Shareholders' Equity and Comprehensive Income—
Notes to Consolidated Financial Statements
Independent Auditors' Report
(2)	Financial Statement Schedules:
None.
(b)
Reports on Form 8-K:

        The following reports were filed by the Company on Form 8-K during the quarter ended December 31, 2002: None.

(c)
Exhibits:

Exhibit Number	Document
3.1	Restated Articles of Incorporation, as amended and restated through May 1, 1996, incorporated by reference to Exhibit 3.1 of the Company's Annual Report on From 10-K for the year ended December 31, 2001.
3.2	Bylaws, as amended through February 27, 1996, incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
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
10.2*	Amended Key Executive Disability Plan—Scott's Liquid Gold-Inc.
10.3*	2003 Key Executive Bonus Plan.
10.4*
Indemnification Agreement dated May 6, 1987, between the Registrant and Mark E. Goldstein; Indemnification Agreement dated December 23, 1991, between the Registrant and Dennis H. Field; Amendment to Indemnification Agreement dated January 17, 1992, between the Registrant and Dennis H. Field; Indemnification Agreement, dated July 12, 2000, between the Company and Jeffrey R. Hinkle; Indemnification Agreement, dated August 16, 2000, between the Company and Carl A. Bellini; Indemnification Agreement, dated November 2, 2000, between the Company and Jeffry B. Johnson; and an Indemnification Agreement, dated November 20, 2002 between the Company and Dennis P. Passantino.

10.5
Sales Distribution Rights Agreement dated December 1, 2000 between Montagne Jeunesse, a trading division of Medical Express (UK) Ltd., and the Company, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001; Amendment dated August 15, 2001 between Montagne Jeunesse, a trading division of Medical Express (UK) Ltd., and the Company, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001; Amendment dated October 21, 2002 between Montagne Jeunesse, a trading division of Medical Express (UK) Ltd., and the Company.
10.6*
Scott's Liquid Gold-Inc. Employee Stock Ownership Plan and Trust Agreement, Amended and Restated Effective January 1, 2001, incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
10.7*
Scott's Liquid Gold-Inc. 1993 Stock Option Plan for Outside Directors, incorporated by reference to Exhibit 4.7 of the Company's Registration Statement No. 33-63254 on Form S-8, filed with the Commission on May 25, 1993.
10.8*	Scott's Liquid Gold-Inc. 1998 Stock Option Plan, incorporated by reference to Exhibit 4.3 of the Company's Registration Statement No. 333-51710, filed with the Commission on December 12, 2000.
21	List of Subsidiaries.
23	Consent of KPMG LLP.
24	Powers of Attorney.
99	Section 906 certification of 10-K Report.

*
Management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:[nk]

Date	Name and Title		Signature
April 11, 2003	Mark E. Goldstein, Director	) ) )
April 11, 2003	Jeffrey R. Hinkle, Director	) ) )	/s/ JEFFRY B. JOHNSON
April 11, 2003	Jeffry B. Johnson, Director	) ) )	Jeffry B. Johnson, for himself and as Attorney-in-Fact for the named directors who together constitute of all of the members Registrant's Board
April 11, 2003	Dennis P. Passantino, Director	) ) )
April , 2003	Carl A. Bellini, Director	) ) )
April , 2003	Dennis H. Field, Director	) ) )

CERTIFICATIONS

I, Mark E. Goldstein, certify that:

        1. I have reviewed this annual report on Form 10-K of Scott's Liquid Gold-Inc;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003

/s/ MARK E. GOLDSTEIN Mark E. Goldstein President, Chief Executive Officer and Chairman of the Board

CERTIFICATIONS

I, Jeffry B. Johnson, certify that:

        1. I have reviewed this annual report on Form 10-K of Scott's Liquid Gold-Inc;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003

/s/ JEFFRY B. JOHNSON Jeffry B. Johnson Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Document
3.1	Restated Articles of Incorporation, as amended and restated through May 1, 1996, incorporated by reference to Exhibit 3.1 of the Company's Annual Report on From 10-K for the year ended December 31, 2001.
3.2	Bylaws, as amended through February 27, 1996, incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
4.1	Promissory Note, dated November 21, 2000, payable to Citywide Banks; Assignment of Rents, dated November 21, 2000, between the Company and Citywide Banks; Deed of Trust, dated November 21, 2000, by the Company for Citywide Banks; and Business Loan Agreement, dated November 21, 2000, between the Company and Citywide Banks, incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
10.1*	Scott's Liquid Gold-Inc. Fourth Amended Health and Accident Plan effective January 1, 1995, incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
10.2*	Amended Key Executive Disability Plan—Scott's Liquid Gold-Inc.
10.3*	2003 Key Executive Bonus Plan.
10.4*	Indemnification Agreement dated May 6, 1987, between the Registrant and Mark E. Goldstein; Indemnification Agreement dated December 23, 1991, between the Registrant and Dennis H. Field; Amendment to Indemnification Agreement dated January 17, 1992, between the Registrant and Dennis H. Field; Indemnification Agreement, dated July 12, 2000, between the Company and Jeffrey R. Hinkle; Indemnification Agreement, dated August 16, 2000, between the Company and Carl A. Bellini; Indemnification Agreement, dated November 2, 2000, between the Company and Jeffry B. Johnson; and an Indemnification Agreement, dated November 20, 2002 between the Company and Dennis P. Passantino.
10.5	Sales Distribution Rights Agreement dated December 1, 2000 between Montagne Jeunesse, a trading division of Medical Express (UK) Ltd., and the Company, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001; Amendment dated August 15, 2001 between Montagne Jeunesse, a trading division of Medical Express (UK) Ltd., and the Company, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001; Amendment dated October 21, 2002 between Montagne Jeunesse, a trading division of Medical Express (UK) Ltd., and the Company.
10.6*	Scott's Liquid Gold-Inc. Employee Stock Ownership Plan and Trust Agreement, Amended and Restated Effective January 1, 2001, incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
10.7*	Scott's Liquid Gold-Inc. 1993 Stock Option Plan for Outside Directors, incorporated by reference to Exhibit 4.7 of the Company's Registration Statement No. 33-63254 on Form S-8, filed with the Commission on May 25, 1993.
10.8*	Scott's Liquid Gold-Inc. 1998 Stock Option Plan, incorporated by reference to Exhibit 4.3 of the Company's Registration Statement No. 333-51710, filed with the Commission on December 12, 2000.
21	List of Subsidiaries.
23	Consent of KPMG LLP
24	Powers of Attorney.
99	Section 906 certification of 10-K Report.

*
Management contract or compensatory plan or arrangement