Form 10-Q
period 2003-03-31
SCOTTS LIQUID GOLD INC
filed 2003-05-14
CIK 88000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
March 31, 2003


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

	Indicate by checkmark whether the registrant is an
accelerated filer (as defined in Rule 12b-2 of the Act).
       Yes [ ]               No [X]


	As of May 2, 2003, the Registrant had 10,153,058 shares of its $0.10 par value common stock outstanding.










SCOTT'S LIQUID GOLD-INC.
TABLE OF CONTENTS


                                                        Page
PART I  FINANCIAL INFORMATION                             3
Item 1.  Financial Statements                             3
        Notes to Consolidated Financial
         Statements (Unaudited)                           6
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results
           of Operations                                 14
PART II  OTHER INFORMATION                               19






PART I	FINANCIAL INFORMATION

Item 1.		Financial Statements

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

                                          Three Months Ended
                                               March 31,
                                          2003          2002
                                       -----------   -----------
Net sales                              $ 5,735,700   $ 4,912,400

Operating costs and expenses:
   Cost Of Sales                         2,858,000     2,774,200
   Advertising                             809,000       433,100
   Selling                               1,420,400     1,239,700
   General and administrative            1,024,000     1,263,500
                                       -----------   -----------
                                         6,111,400     5,710,500
                                       -----------   -----------

Loss from operations                      (375,700)     (798,100)
Interest income                             16,300        20,800
Interest expense                           (56,900)      (68,500)
                                       -----------   -----------
                                          (416,300)     (845,800)
Income tax expense (benefit)                  -         (483,000)
                                       -----------   -----------
Net loss                               $  (416,300)  $  (362,800)
                                       ===========   ===========

Net loss per common share (Note 4):
   Basic                               $     (0.04)  $     (0.04)
                                       ===========   ===========
   Diluted                             $     (0.04)  $     (0.04)
                                       ===========   ===========

Weighted average shares outstanding:
   Basic                                10,153,100    10,153,100
                                       ===========   ===========
   Diluted                              10,153,100    10,153,100
                                       ===========   ===========

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Balance Sheets

                                                March 31,     December 31,
                                                  2003           2002
                                              ------------   -------------
                                               (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                   $ 3,389,700   $ 2,786,400
   Investment securities                         1,557,100     1,562,400
   Trade receivables, net of allowance
    for doubtful accounts of $124,000
    and $105,000                                 1,061,000     1,808,000
   Other receivables                                28,800        35,100
   Inventories                                   3,264,500     2,606,600
   Prepaid expenses                                499,400       429,500
   Deferred tax assets                           1,225,600     1,225,600
                                               -----------   -----------
      Current assets                            11,026,100    10,453,600

Property, plant and equipment, at cost          15,405,900    15,581,400

Other assets                                        41,500        44,200
                                               -----------   -----------
   TOTAL ASSETS                                $26,473,500   $26,079,200
                                               ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current  liabilities:
   Accounts payable                            $ 2,582,600   $ 1,698,100
   Accrued expenses                              2,009,800     1,879,600
   Current maturities of long-term debt            840,000       830,000
                                               -----------   -----------
      Current liabilities                        5,432,400     4,407,700

Long-term debt, net of current maturities        3,471,200     3,685,400
Deferred income taxes                            1,225,600     1,225,600
                                               -----------   -----------
      Total liabilities                         10,129,200     9,318,700

Commitments and contingencies
Shareholders' equity (Note 6):
   Common stock; $.10 par value, authorized
     50,000,000 shares; issued and
     outstanding 10,153,100 shares               1,015,300     1,015,300
   Capital in excess of par                      4,847,000     4,847,000
   Accumulated comprehensive income                  8,500         8,400
   Retained earnings                            10,473,500    10,889,800
                                               -----------   -----------
      Shareholders' equity                      16,344,300    16,760,500
                                               -----------   -----------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $26,473,500   $26,079,200
                                               ===========   ===========

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                   ---------------------------
                                                        2003           2002
                                                   --------------  -----------
Cash flows from operating activities:
Net loss                                           $  (416,300)    $  (362,800)
  Adjustments to reconcile net loss
    to net cash provided (used) by
    operating activities:
      Depreciation and amortization                    188,900         202,200
      Gain on investment securities                       -             (2,700)
      Changes in assets and liabilities:
         Trade and other receivables, net              753,300        (168,400)
         Inventories                                  (657,900)        248,000
         Prepaid expenses and other assets             (69,900)         12,900
         Accounts payable and accrued expenses       1,014,700        (282,400)
                                                  ------------     -----------
         Total adjustments to net loss               1,229,100           9,600
                                                  ------------     -----------
           Net Cash Provided (Used) by
            Operating Activities                       812,800        (353,200)
                                                  ------------     -----------

Cash flows from investing activities:
    Purchase of investment securities                 (495,600)           -
    Proceeds from sale or maturity of
      investment securities                            500,000         452,700
    Purchase of property, plant & equipment             (9,700)           (600)
                                                   -----------     -----------
      Net Cash Provided (Used) by
          Investing Activities                          (5,300)        452,100
                                                   -----------     -----------

Cash flows from financing activities:
    Principal payments on long-term borrowings        (204,200)       (194,400)
                                                   -----------     -----------
         Net Cash Used by Financing Activities        (204,200)       (194,400)
                                                   -----------     -----------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                     603,300         (95,500)
                                                   -----------     -----------
Cash and Cash Equivalents, beginning of period       2,786,400       1,220,800
                                                   -----------     -----------
Cash and Cash Equivalents, end of period           $ 3,389,700     $ 1,125,300
                                                   ===========     ===========

Supplemental disclosures:
    Cash Paid during period for:
      Interest                                     $    57,200     $    68,300
                                                   ===========     ===========
      Income taxes                                 $     1,000     $      -
                                                   ===========     ===========



SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Notes to Consolidated Financial
Statements (Unaudited)


Note 1. Summary Of Significant Accounting Policies

(a)	Company Background
	Scott's Liquid Gold-Inc. (a Colorado corporation) was incorporated on February 15, 1954. Scott's Liquid Gold-Inc.
and its wholly owned subsidiaries (collectively, the "Company") manufacture and market quality household and skin care products. In the first quarter of 2001, the Company began acting as a distributor in the United States of beauty care products contained in individual sachets and manufactured by Montagne Jeunesse. The Company's business is comprised of two segments, household products and skin care products.

(b)	Principles of Consolidation
	The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

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

(d)	Cash Equivalents
	The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.

(e)	Investments in Marketable Securities
	The Company accounts for investments in marketable securities in accordance with Statement of Financial
Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities", which requires that the Company classify investments in marketable securities according to management's intended use of such investments.
The Company invests its excess cash and has established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company considers all investments as available for use in its current operations and, therefore, classifies them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, reported net of tax, as a separate component of shareholders' equity and comprehensive income (loss). The cost of the securities sold is based on the specific identification method. Investments in corporate and government securities as of March 31, 2003, are scheduled to mature within one year.

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
	Financial instruments which potentially subject the Company to concentrations of credit risk include cash and cash equivalents, investments in marketable securities, and trade receivables. The Company maintains its cash balances in the form of bank demand deposits with financial institutions that management believes are creditworthy. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company has no financial instruments with off-balance sheet risk of accounting loss.

	The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. The fair value of investments in marketable securities is based upon quoted market value. The Company's long-term debt bears interest at a variable rate, the lender's base rate, which approximates the prime rate. The carrying value of long-term debt approximates fair value as of March 31, 2003 and December 31, 2002.

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
	Revenue is generally recognized upon delivery of products to customers, which is when title passes. Reserves for estimated market development support, pricing allowances and returns are provided in the period of sale as a reduction of revenue. Reserves for returns and allowances are recorded as a reduction of revenue, and are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. At March 31, 2003 and December 31, 2002 approximately $918,000 and $1,174,600, respectively, had been reserved as a reduction of accounts receivable, and approximately $169,400 and $215,400, respectively, had been reserved as current liabilities.

(l)	Advertising Costs
	The Company expenses advertising costs as incurred.

(m)	Stock-based Compensation
	The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Under APB No. 25, employee stock options are accounted for based upon the intrinsic value, which is the difference between the exercise price and fair value of the underlying common stock. Generally, if the exercise price of employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recorded. The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-based Compensation".

The Company granted 164,000 options for shares of the Company's common stock during the three months ended March 31, 2003 with an exercise price equal to $0.46. Had compensation cost been recorded based on the fair value of options granted by the Company, the Company's pro-forma net loss and net loss per share for the quarters ended March 31, 2003 and 2002 would have been as follows:

                             2003                            2002
                  ------------------------     -------------------------------
                  As Reported      Pro Forma       As Reported      Pro-Forma
                  ------------   ------------      -----------    ------------
Net income
 (loss)           $  (416,300)    $  (462,800)     $  (362,800)    $  (433,600)
Basic loss
 per share        $     (0.04)    $     (0.05)     $     (0.04)    $     (0.04)
Diluted loss
 per share        $     (0.04)    $     (0.05)     $     (0.04)    $     (0.04)

	The fair value of options granted has been estimated as of the date of grant using the following assumptions as of March 31:

                                2003             2002
                              --------         --------
Dividend rate                 $   -            $   -
Expected volatility               170%             175%
Risk-free interest rate          3.06%            3.36%
Expected life (in years)         4.5              4.5

(n)	Reclassifications
	Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

Note 2.
Basis of Preparation of Financial Statements

These unaudited interim consolidated financial statements of Scott's Liquid Gold-Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal recurring nature.
These interim financial statements should be read in conjunction with the financial statements of the Company included in its 2002 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

		Recently Issued Accounting Pronouncements
In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The Company adopted SFAS No. 145 January 1, 2003. Adoption of SFAS No. 145 did not have a material impact on the Company.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (effective January 1, 2003) which replaces Emerging Issues Task Force
(EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity's commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company adopted this statement on January 1, 2003; adoption did not have a material effect on results of operations and financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."
This statement amends FASB Statement No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement relating to alternative transition methods and annual disclosure requirements are effective for the year ended December 31, 2002. The provisions of this statement relating to interim financial information are effective for the quarter ending March 31, 2003. The transitional provisions did not have an impact on the Company's financial statements as it has elected to retain the intrinsic value method. The provisions relating to annual and interim disclosures have changed the manner in which the Company discloses information regarding stock-based compensation.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company is required to adopt the disclosure provisions of the Interpretation beginning with its fiscal 2003 consolidated financial statements, and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. The Company has not completed its assessment of the recognition provisions of the Interpretation; however, the impact of the adoption is not expected to have a significant impact on the Company's consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46)". This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest"
(commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a "variable interest entity" (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities' financial statement with its own. The Company is required to perform this assessment by December 31, 2003 and consolidate any variable interest entities for which it will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. Management has not yet performed this assessment, however it does not have any variable interest entities as of March 31, 2003.

Note 3.
The following table is a reconciliation of the Company's net loss to its total comprehensive loss for the quarters ended March 31, 2003 and 2002:

                                        2003             2002
                                     ----------       ----------
         Net loss                   $(416,300)       $(362,800)
         Unrealized gain (loss) on
           investment securities          100           (6,600)
                                    ----------       ----------
         Comprehensive loss         $(416,200)       $(369,400)
                                    ==========       ==========


Note 4.
Per share data was determined by using the weighted average number of common shares outstanding. Potentially dilutive securities, including stock options, are considered only for diluted earnings per share, unless considered anti-dilutive. The potentially dilutive securities, which are comprised of outstanding stock options of 1,121,100 and 1,186,500 at March 31, 2003 and 2002, were excluded from the computation of weighted average shares outstanding due to the anti-dilutive effect.

A reconciliation of the weighted average number of common
shares outstanding follows:
                                                     March 31,
                                              -----------------------
                                                 2003         2002
                                              ----------   ----------
Common shares outstanding,
  beginning of the year                       10,153,100   10,153,100
Stock options exercised                            -            -
                                              ----------   ----------
Weighted average number of
 common shares outstanding                    10,153,100   10,153,100

Dilutive effect of common share equivalents        -            -
                                              ----------   ----------
Diluted weighted average number
 of common shares outstanding                 10,153,100   10,153,100
                                              ==========   ==========

At March 31, 2003, there were authorized 50,000,000 shares of the Company's $.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series.

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

The following provides information on the Company's segments for the three months ended March 31:

                                    2003                     2002
                           -----------------------  -----------------------
                           Household    Skin Care    Household   Skin Care
                           Products     Products     Products    Products
                           -----------  ----------- -----------  -----------
Net sales to external
customers                  $2,233,200   $3,502,500  $2,588,000   $2,324,400
                           ===========  =========== ===========  ===========
Income (loss) before
 profit sharing, bonuses
 and income taxes          $ (405,000)  $  (11,300) $   56,700   $ (902,500)
                           ===========  =========== ===========  ===========
Identifiable assets        $3,578,200   $6,840,200  $3,482,100   $7,012,500
                           ===========  =========== ===========  ===========


The following is a reconciliation of segment information to consolidated information for the three months ended March 31:

                                                  2003          2002
                                              ------------  -----------
Net sales to external customers               $ 5,735,700   $ 5,274,700
                                              ===========   ===========
Loss before profit sharing,
  bonuses and income taxes                    $  (416,300)  $  (845,800)
                                              ===========   ===========
Identifiable assets                           $10,418,400   $10,494,600
Corporate activities                           16,055,100    14,021,600
                                              -----------   -----------
Consolidated total assets                     $26,473,500   $24,516,200
                                              ===========   ===========


Item 2.	Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Results of Operations

Summary of Results as a Percentage of Net Sales

                                           Year Ended       Three Months Ended
                                           December 31,          March 31,
                                              2002            2003       2002
                                           -----------      --------   -------
Net sales
   Scott's Liquid Gold household products      40.7%          38.9%      52.7%
   Neoteric Cosmetics                          59.3%          61.1%      47.3%
                                              ------         ------     ------
Total Net Sales                               100.0%         100.0%     100.0%
Cost of Sales                                  53.5%          49.8%      56.5%
                                              ------         ------     ------
Gross profit                                   46.5%          50.2%      43.5%
Operating expenses                             43.7%          56.7%      59.7%
                                              ------         ------     ------
Income (loss) from operations                   2.8%          (6.5%)    (16.2%)
Interest income                                 2.6%            .3%       0.4%
Interest expense                               (1.0%)         (1.0%)     (1.4%)
                                              ------         ------     ------
Income (loss) before income taxes               4.4%          (7.2%)    (17.2%)
                                              ======         ======     ======

Three Months Ended March 31, 2002
Compared to Three Months Ended March 31, 2001

Consolidated net sales for the first quarter of the current year were $5,735,700 vs. $4,912,400 for the first three months of 2002, an increase of $823,300. Average selling prices for the first three months of the year 2003 were up by $380,000 over those of the comparable period of 2002, all of the increase pertained to skin care products. This increase was primarily due to a decrease in coupon expense in 2003 versus 2002. Co-op advertising, marketing funds, slotting fees and coupon expenses paid to retailers were recorded as a reduction of gross sales and totaled $510,600 in the first quarter of 2003 versus $829,400 in the same quarter in 2002, a decrease of $318,800 or 38.4%.

During the first quarter of 2003, net sales of skin care products accounted for 61.1% of consolidated net sales compared to 47.3% for the same quarter of 2002. Net sales of these products for that period were $3,502,500 in 2003 compared to $2,324,400 in 2002, an increase of $1,178,100 or 50.7%. The
Company has continued to experience a drop in unit sales of the Company's earlier-established alpha hydroxy acid products due at least in part to maturing in the market for alpha hydroxy acid-based skin care products and intense competition from producers of similar or alternative products, many of which are considerably larger than Neoteric Cosmetics, Inc. Sales of the Company's Alpha Hydrox products (with and without alpha hydroxy acid) have also decreased during 2002 and the first quarter of 2003, due to reduced distribution of those products at retail stores, including the Company's largest and other customers having reduced in prior quarters the number of types of those products carried on their shelves and discontinuation of these products at certain retail chains.
The Company believes that limited advertising expenses for Alpha Hydrox products were an additional reason for the decrease in sales of the Company's Alpha Hydrox products.
The Company continues to address the decrease in sales of Alpha Hydrox skin care products through focusing on its core products and its niche marketing opportunities, including the distribution and sale of products purchased from Montagne Jeunesse. For 2003, sales of Montagne Jeunesse comprised a majority of net sales of the Company's skin care products and offset declining shipments of Alpha Hydrox products. Net sales of Montagne Jeunesse were approximately $2,044,000 in 2003 compared to $593,000 in 2002. The Company believes that this increase in sales of Montagne Jeunesse is attributable primarily to wider distribution of the product, with more retail store chains carrying brands of Montagne Jeunesse sachets, and consumer acceptance of the product. As part of its efforts to at least maintain sales, the Company is using direct response television (infomercial) commercials for the sale of its Alpha Hydrox products. The Company has not used television advertisements for the Montagne Jeunesse products. The Company did not introduce new products during the first quarter of 2003. The Company believes that its future success is highly dependent on favorable acceptance in the marketplace of Montagne Jeunesse products and the sales of its Alpha Hydrox products.

Sales of household products for the first quarter of this year accounted for 38.9% of consolidated net sales compared to 52.7% for the same period of 2002. These products are comprised of Scott's Liquid Gold for wood, a wood cleaner which preserves as it cleans, and Touch of Scent, a room air freshener.
During the quarter ended March 31, 2003, sales of household products were $2,233,200 as compared to sales of $2,588,000 for the same quarter of 2002. Sales of Scott's Liquid Gold for wood, were down by $262,400, a decrease of 14.4%, which the Company believes is the result of limited advertising in previous quarters and the first quarter of 2003 (the Company increased the advertising of "Scott's Liquid Gold" late in the first quarter of 2003) and to increased competition from existing and new products. Sales of Touch of Scent were down by $92,400 or 12.1%, primarily due to a decrease in orders for, and distribution of, the Company's Touch of Scent dispenser package.

As sales of a consumer product decline, there is the risk that retail stores will stop carrying the product. The loss of any significant customer for any Alpha Hydrox products, Scott's Liquid Gold for wood or Touch of Scent, could have a significant adverse impact on the Company's revenues and operating results.

On a consolidated basis, cost of goods sold was $2,858,000 during the first three months of 2003 compared to $2,774,200 for the same period of 2002, an increase of $83,800 (3.0%, on a sales increase of 16.8%). As a percentage of consolidated net sales, cost of sales was 49.8% in 2003 versus 56.5% in 2002, a decrease of about 11.8%, which was essentially due to less coupon promotion (which are deducted from sales) in the first quarter of 2003 versus the first quarter of 2002, and the fact that 2002 included the close out sales of a few discontinued items, offset to some extent by the higher cost of Montagne Jeunesse products compared to those manufactured by the Company and the lower number of units of products manufactured at the Company's facility.

Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, increased by $317,100 in the first quarter of 2003 when compared to first quarter of 2002. The various components of operating expenses are discussed below.

Advertising expenses for the first three months of 2003 were $809,000 compared to $433,100 for the comparable quarter of 2002, an increase of $375,900 or 86.8%. Advertising expenses applicable to household products increased by $343,400 (615.4%) during the first quarter of 2003, whereas, advertising expenses for Alpha Hydrox products increased from the comparative three-month period by $32,500 (8.6%).

Irrespective of year to year changes in expenditures to advertise its products, the Company recognizes that, whenever it is fiscally responsible to do so, it must seek to advertise because the markets for skin care products, furniture polish and air fresheners are highly competitive and, accordingly, the Company's brand names need to be kept in front of current and potential consumers. The Company's advertising program is highly dependent upon sales of its skin care products. The Company will be increasing the amount of television advertising for both its skin care and household products for the 2003 year when compared to the 2002 year. The Company currently anticipates that most of the television advertising will be direct response television if it proves to be successful in an effort to maintain or slow the decrease in sales of the Company's products.

Selling expenses for the first quarter of 2003 were $1,420,400 compared to $1,239,700 for the comparable three months of 2002, an increase of $180,700 or 14.6%. That increase was comprised of an increase in brokerage commissions and freight expense of $70,700, an increase in salary and travel expenses of $49,500, and a net increase in other expenses, none of which, by itself, was material of $60,500.

General and administrative expenses for the first three months of 2003 were $1,024,000 compared to $1,263,500 for the comparable period of 2002, a decrease of $239,500 or 19.0%.
Such decrease was attributable to the reduction in salary and fringe benefits of $193,500, a decrease in legal fees and professional fees of $54,600 offset by a net increase in other administrative expenses, none of which, by itself, was material, of $8,600.

Interest expense for the first quarter of 2003 was $56,900 versus $68,500 for the comparable quarter of 2002. Interest expense decreased because of the reduced principal of the Company's bank loan. Interest income for the three months ended March 31, 2003 was $16,300 compared to $20,800 for the same period of 2002, which consists of interest earned on the Company's cash reserves in 2003 and 2002.

The income tax benefit of $483,000 in the first quarter of 2002 results from the carry-back of the 2001 net operating loss.

During the first quarter of 2003 and of 2002, expenditures for research and development were not material (under 2% of revenues).

Liquidity and Capital Resources

The Company has a bank loan for approximately $6 million at the bank's base rate, adjustable yearly (5.0% at March 31,
2003), secured by the Company's land and buildings, with principal and interest payable monthly through November
2007. The loan agreement contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt
to consolidated net worth of not more than 1:1.   The Company
may not declare any dividends that would result in a violation of either of these covenants. The foregoing requirements were met at the end of the first quarter of 2003.

During the first quarter of 2003 the Company's working capital decreased by $458,200, and concomitantly, its current ratio (current assets divided by current liabilities) decreased from 2.4:1 at December 31, 2002 to 2.0:1 at March 31, 2003.
This decrease in working capital is attributable to a net loss in the first three months of 2003 of $416,300, and a reduction in long-term debt of $214,200, both offset by depreciation in excess of capital additions of $175,500 and a decrease in other assets of $2,700. At March 31, 2003, the ratio of consolidated long-term debt to consolidated net worth was .21:1.

At March 31, 2003, trade accounts receivable were $1,061,000 versus $1,808,000 at year-end. Accounts payable increased from the end of 2002 through March of 2003 by $884,500 primarily due to an increase in advertising and trade suppliers payables. At March 31, 2003 inventories were $657,900 more than at December 31, 2002, largely due to the increase in Montagne Jeunesse inventory to support sales of these products in the upcoming quarters. Accrued expenses increased by $130,200 from December 31, 2002 to March 31, 2003 primarily from an increase in accrued salaries and related items of $129,200.

The Company has no significant capital expenditures planned for 2003 and expects that its available cash and cash flows from operating activities will fund the next twelve months cash requirements.

The Company's dependence on operating cash flow means that risks involved in its business can significantly affect its liquidity. Any loss of a significant customer, any further decreases in distribution of its skin care or household chemical products, any new competitive products affecting sales levels of the Company's products, or any significant expense not included in the Company's internal budget could result in the need to raise cash, such as through a bank financing. The Company has no arrangements for an external financing of debt or equity, and the Company is not certain whether any such financing would be available on acceptable terms. Please also see other risks summarized in "Forward Looking Statements" below. The
Company's working capital as of March 31, 2003 is expected to be sufficient to fund operations for at least the next
12 months.

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

Forward-Looking Statements

This report may contain "forward-looking statements" within the meaning of U.S. federal securities laws. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and the Company's performance inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements.
Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of the Company's products in the marketplace; the degree of success of any new product or product line introduction by the Company; competitive factors; any decrease in distribution of (i.e., retail stores carrying) the Company's significant products; continuation of the Company's distributorship agreement with Montagne Jeunesse; the need for effective advertising of the Company's products; limited resources available for such advertising; new competitive products and/or technological changes; dependence upon third party vendors and upon sales to major customers; changes in the regulation of the Company's products, including applicable environmental regulations; adverse developments in pending litigation; the loss of any executive officer; and other matters discussed in the Company's periodic filings with the Securities and Exchange Commission. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

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

Changes in internal controls.

There were no significant changes in our internal controls and no other factors that could significantly affect these controls subsequent to management's evaluation of the Company's disclosure controls and procedures. The Company did not need to implement any corrective actions with regard to any significant deficiency or material weakness in its internal controls during the current or prior periods.


PART II	OTHER INFORMATION

Item 1.	Not Applicable

Item 2.	Not Applicable

Item 3.	Not Applicable

Item 4.	Not Applicable

Item 5.	Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K

The following report was filed by the Company on Form 8-K during the third quarter of 2003: A current report on Form 8-K filed on March 31, 2003 reporting on Item 5, Other Events.

(b)	Exhibits

	99.  Section 906 Certification of 10-Q Report.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

		SCOTT'S LIQUID GOLD-INC.


May 9, 2003		BY: /s/ Mark E. Goldstein
Date 			    Mark E. Goldstein
			    President and Chief Executive Officer


May 9, 2002		BY: /s/ Jeffry B. Johnson
Date			    Jeffry B. Johnson
			    Treasurer and Chief Financial Officer



CERTIFICATIONS

I, Mark E. Goldstein, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Scott's Liquid Gold-Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:  May 9, 2003

                                   /s/ Mark E. Goldstein
                                   --------------------------
                                   Mark E. Goldstein
                                   President and Chief
                                    Executive Officer


I, Jeffry B. Johnson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Scott's Liquid Gold-Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:  May 9, 2003

                                  /s/ Jeffry B. Johnson
                                  --------------------------
                                  Jeffry B. Johnson
                                  Treasurer and Chief
                                   Financial Officer







EXHIBIT INDEX

Exhibit
  No.                     Document

  99.       Section 906 Certification of 10-Q Report





                                                   EXHIBIT 99.

CERTIFICATION OF 10-Q REPORT
OF
SCOTT'S LIQUID GOLD-INC.

FOR THE QUARTER MARCH 31, 2003

1. The undersigned are the Chief Executive Officer and the Chief Financial Officer of Scott's Liquid Gold-Inc. ("Scott's Liquid Gold"). This Certification is made pursuant to Section
906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies the 10-Q Report of Scott's Liquid Gold for the quarter ended March 31, 2003.

2. We certify that such 10-Q Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of Scott's Liquid Gold.

This Certification is executed as of May 9, 2003.


/s/ Mark E. Goldstein
-----------------------------------
Mark E. Goldstein
President, Chief Executive Officer
 and Chairman of the Board

/s/ Jeffry B. Johnson
-----------------------------------
Jeffry B. Johnson
Treasurer and Chief Financial
 Officer