Form 10-Q
period 2003-06-30
SCOTTS LIQUID GOLD INC
filed 2003-08-08
CIK 88000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
June 30, 2003


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


	As of June 30, 2003, the Registrant had 10,153,058 shares of its $0.10 par value common stock outstanding.


SCOTT'S LIQUID GOLD-INC.

TABLE OF CONTENTS

                                                     Page
                                                     ----
PART I.  FINANCIAL INFORMATION                         3
         Item 1.  Financial Statements                 3
                  Notes to Consolidated Financial
                   Statements (Unaudited)              6
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                 15
PART II  OTHER INFORMATION                            21




PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

                             Three Months Ended         Six Months Ended
                        -------------------------   -------------------------
                                  June 30,                   June 30,
                            2003          2002         2003          2002
                        -----------   -----------   -----------   -----------
Net sales               $ 5,608,000   $ 5,773,500   $11,343,700   $10,685,900

Operating costs and
expenses:
   Cost Of Sales          3,063,300     3,257,300     5,921,300     6,031,500
   Advertising              691,600        88,500     1,500,600       521,600
   Selling                1,587,000     1,530,300     3,007,400     2,770,000
   General and
    administrative          975,700       926,200     1,999,700     2,189,700
                        -----------   -----------   -----------   -----------
                          6,317,600     5,802,300    12,429,000    11,512,800
                        -----------   -----------    ----------   -----------

Loss from operations       (709,600)      (28,800)   (1,085,300)     (826,900)
Interest income              18,200        15,800        34,500        36,600
Interest expense            (55,100)      (67,500)     (112,000)     (136,000)
                        -----------   -----------   -----------   -----------
                           (746,500)      (80,500)   (1,162,800)     (926,300)
Income tax expense
 (benefit)                     -             -             -         (483,000)
                        -----------   -----------   -----------   -----------
Net loss                $  (746,500)  $   (80,500)  $(1,162,800)  $  (443,300)
                        ===========   ===========   ===========   ===========

Net loss per common
 share (Note 4):
   Basic                $     (0.07)  $     (0.01)  $     (0.11)  $     (0.04)
                        ===========   ===========   ===========   ===========
   Diluted              $     (0.07)  $     (0.01)  $     (0.11)  $     (0.04)
                        ===========   ===========   ===========   ===========

Weighted average shares
outstanding:
   Basic                 10,153,100    10,153,100    10,153,100    10,153,100
                        ===========   ===========   ===========   ===========
   Diluted               10,153,100    10,153,100    10,153,100    10,153,100
                        ===========   ===========   ===========   ===========


SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Balance Sheets

                                                June 30,       December 31,
                                                  2003             2002
                                              -------------    -------------
                                               (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                  $ 2,522,600      $ 2,786,400
   Investment securities                        1,258,000        1,562,400
   Trade receivables, net of allowance
    for doubtful accounts of $122,800
    and $105,000                                  650,700        1,808,000
   Other receivables                               41,500           35,100
   Inventories                                  3,292,900        2,606,600
   Prepaid expenses                               361,200          429,500
   Deferred tax assets                          1,225,600        1,225,600
                                              -----------      -----------
      Current assets                            9,352,500       10,453,600

Property, plant and equipment, net             15,220,700       15,581,400

Other assets                                       38,800           44,200
                                              -----------      -----------
   TOTAL ASSETS                               $24,612,000      $26,079,200
                                              ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                           $ 1,919,700      $ 1,698,100
   Accrued expenses                             1,762,700        1,879,600
   Current maturities of long-term debt           851,000          830,000
                                               ----------      -----------
      Current liabilities                       4,533,400        4,407,700

Long-term debt, net of current maturities       3,254,500        3,685,400
Deferred income taxes                           1,225,600        1,225,600
                                              -----------      -----------
      Total liabilities                         9,013,500        9,318,700

Commitments and contingencies
Shareholders' equity (Note 4):
   Common stock; $.10 par value, authorized
     50,000,000 shares; issued and
     outstanding 10,153,100 shares              1,015,300        1,015,300
   Capital in excess of par                     4,847,000        4,847,000
   Accumulated comprehensive income                 9,200            8,400
   Retained earnings                            9,727,000       10,889,800
                                              -----------      -----------
      Shareholders' equity                     15,598,500       16,760,500
                                             ------------      -----------

   TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                     $24,612,000      $26,079,200
                                              ===========      ===========



SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                   ---------------------------
                                                        2003           2002
                                                   -----------    ------------

Cash flows from operating activities:
Net loss                                           $(1,162,800)   $  (443,200)
  Adjustments to reconcile net loss
    to net cash provided (used) by
    operating activities:
      Depreciation and amortization                    376,600        418,800
      Gain on investment securities                       -            (2,700)
      Changes in assets and liabilities:
         Trade and other receivables, net            1,150,900         42,200
         Inventories                                  (686,300)       424,000
         Prepaid expenses and other assets              68,300        (47,400)
         Accounts payable and accrued expenses         104,700         27,000
                                                   -----------    -----------
         Total adjustments to net loss               1,014,200        861,900
                                                   -----------    -----------
           Net Cash Provided (Used) by
            Operating Activities                      (148,600)       418,700
                                                   -----------    -----------

Cash flows from investing activities:
    Purchase of investment securities                 (495,600)          -
    Proceeds from sale or maturity of
      investment securities                            800,000        452,700
    Purchase of property, plant & equipment             (9,700)        (4,100)
                                                   -----------    -----------
           Net Cash Provided (Used) by
            Investing Activities                       294,700        448,600
                                                   -----------    -----------

Cash flows from financing activities:
    Principal payments on long-term borrowings        (409,900)      (389,900)
                                                   -----------    -----------
           Net Cash Used by
            Financing Activities                      (409,900)      (389,900)
                                                   -----------    -----------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                    (263,800)       477,400
                                                   -----------    -----------
Cash and Cash Equivalents, beginning of period       2,786,400      1,220,800
                                                   -----------    -----------
Cash and Cash Equivalents, end of period           $ 2,522,600    $ 1,698,200
                                                   ===========    ===========

Supplemental disclosures:
    Cash Paid during period for:
      Interest                                     $   112,300    $   136,600
                                                   ===========    ===========
      Income taxes                                 $     1,000    $      -
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
	The Company accounts for investments in marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities", which requires that the Company classify investments in marketable securities according to management's intended use of such investments. The Company invests its excess cash and has established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity.
These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company considers all investments as available for use in its current operations and, therefore, classifies them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, reported net of tax, as a separate component of shareholders' equity and comprehensive income (loss). The cost of the securities sold is based on the specific identification method. Investments in corporate and government securities as of June 30, 2003, are scheduled to mature within one year.

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

	The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. The fair value of investments in marketable securities is based upon quoted market value. The Company's long-term debt bears interest at a variable rate, the lender's base rate, which approximates the prime rate. The carrying value of long-term debt approximates fair value as of June 30, 2003 and December 31, 2002.

i)	Long-Lived Assets
The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.
If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(j)	Income Taxes
The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which related temporary differences become deductible. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

k)	Revenue Recognition
	Revenue is recognized upon delivery of products to customers, which is when title passes. Reserves for estimated market development support, pricing allowances and returns are provided in the period of sale as a reduction of revenue. Reserves for returns and allowances are recorded as a reduction of revenue, and are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. At June 30, 2003 and December 31,
2002 approximately $1,078,000 and $1,174,600, respectively, had been reserved as a reduction of accounts receivable, and approximately $155,000 and $215,400, respectively, had been reserved as current liabilities.

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

	The Company granted 164,000 options for shares of the
Company's common stock during the first quarter of 2003 with an exercise price equal to $0.46. No options were granted during the second quarter of 2003.  Had compensation cost been recorded based on the fair value of options granted by the Company, the
Company's pro-forma net loss and net loss per share would have been as follows:
                                    Three Months Ended June 30,
                  -----------------------------------------------------------
                             2003                             2002
                  ------------------------       ----------------------------
                  As Reported      Pro Forma       As Reported     Pro-Forma
                  ------------   ------------    ------------    ------------
Net loss          $  (746,500)   $  (746,500)    $   (80,500)    $   (96,000)
Basic loss
 per share        $     (0.07)   $     (0.07)    $     (0.01)    $     (0.01)
Diluted loss
 per share        $     (0.07)   $     (0.07)    $     (0.01)    $     (0.01)

                                    Six Months Ended June 30,
                  -----------------------------------------------------------
                             2003                            2002
                  ------------------------        ---------------------------
                  As Reported      Pro Forma      As Reported      Pro-Forma
                  ------------   -------------    ------------   ------------
Net loss          $(1,162,800)   $(1,209,300)    $  (443,300)    $  (511,900)
Basic loss
 per share        $     (0.11)   $     (0.12)    $     (0.04)    $     (0.05)
Diluted loss
 per share        $     (0.11)   $     (0.12)    $     (0.04)    $     (0.05)


	The fair value of options granted has been estimated as of the date of grant using the following assumptions as of:

                          Three Months Ended           Six Months Ended
                               June 30,                    June 30,
                        ----------------------      ----------------------
                          2003         2002           2003         2002
                        ---------    ---------      ---------    ---------
Dividend rate            $   -       $   -           $   -        $   -
Expected volatility          170%        175%            171%         175%
Risk-free interest rate     3.06%       3.26%           3.06%        3.31%
Expected life (in years)    4.5         4.5             4.5          4.5

(n)	Reclassifications
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

In July 2002, the FASB issued SFAS No. 146, "Accounting for
Costs Associated with Exit or Disposal Activities," (effective January 1, 2003) which replaces Emerging Issues Task Force
(EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS
No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity's commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company adopted this statement on January 1, 2003; adoption did not have an effect on results of operations and financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends FASB Statement No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement relating to alternative transition methods and annual disclosure requirements are effective for the year ended December 31, 2002. The provisions of this statement relating to interim financial information are effective for the quarter and six months ending June 30, 2003. The transitional provisions did not have an impact on the Company's financial statements as it has elected to retain the intrinsic value method. The provisions relating to annual and interim disclosures have changed the manner in which the Company discloses information regarding stock-based compensation.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company adopted the disclosure provisions of the Interpretation beginning with its fiscal 2003 consolidated financial statements, and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. However, the Company is not a guarantor of indebtedness of others.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46)". This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a "variable interest entity" (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities' financial statement with its own. The Company is required to perform this assessment by December 31, 2003 and consolidate any variable interest entities for which it will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. Management has not yet performed this assessment, however it does not have any variable interest entities as of June 30, 2003.

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

Note 3.
The following table is a reconciliation of the Company's net loss to its total comprehensive loss for the three and six months ended June 30, 2003 and 2002:

                                Three Months                Six Months
                           ----------------------    ------------------------
                              2003        2002            2003        2002
                           ----------  ----------    ------------   ---------
Net loss                   $(746,500)  $ (80,500)    $(1,162,800)  $(443,300)
Unrealized gain (loss) on
  investment securities          700       1,300             800      (5,300)
                           ----------  ----------    ----------   -----------
Comprehensive loss         $(745,800)  $ (79,200)    $(1,162,000)  $(448,600)
                           ==========  ==========    ============  ==========

Note 4.
Per share data was determined by using the weighted average number of common shares outstanding. Potentially dilutive securities, including stock options, are considered only for diluted earnings per share, unless considered anti-dilutive. The potentially dilutive securities, which are comprised of outstanding stock options of 1,121,100 and 1,186,500 at June 30, 2003 and 2002,
were excluded from the computation of weighted average shares outstanding due to the anti-dilutive effect.


A reconciliation of the weighted average number of common shares outstanding follows:
                                                     June 30,
                                              -----------------------
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
                                            ==========   ==========

At June 30, 2003, there were authorized 50,000,000 shares of the Company's $.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series.

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

Note 5.
The Company operates in two different segments: household products and skin care products. The Company's products are sold in the United States and internationally (primarily Canada), directly and through independent brokers, to mass marketers, drug stores, supermarkets, wholesale distributors and other retail outlets. Management has chosen to organize the Company around these segments based on differences in the products sold. The household products segment includes "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent," a room air freshener. The skin care segment includes "Alpha Hydrox," alpha hydroxy acid cleansers and lotions, a retinol product, "Diabetic Skin Care," a healing cream and moisturizer developed to address skin conditions of diabetics, and skin care sachets of Montagne Jeunesse distributed by the Company.

The following provides information on the Company's segments for the three and six months ended June 30:

                                         Three Months ended June 30,
                             ------------------------------------------------
                                      2003                      2002
                             -----------------------  -----------------------
                            Household     Skin Care   Household    Skin Care
                            Products      Products    Products     Products
                             -----------  -----------  ----------- -----------

Net sales to customers      $2,083,800   $3,524,200   $2,538,100  $3,235,400
                            ==========   ==========   ==========  ==========
Income (loss) before profit
 sharing, bonuses and
 income taxes               $  (78,800)  $ (667,700)  $  226,600  $ (307,100)
                            ==========   ==========   ==========  ==========
Identifiable assets         $3,397,200   $6,544,300   $3,066,700  $7,109,900
                            ==========   ==========   ==========  ==========


                                         Six Months ended June 30,
                            --------------------------------------------------
                                      2003                      2002
                            -----------------------  -------------------------
                            Household    Skin Care     Household   Skin Care
                             Products     Products      Products    Products
                             -----------  -----------   ----------- -----------
Net sales to external
 customers                  $ 4,317,000  $ 7,026,700   $ 5,126,100  $ 5,559,800
                            ===========  ===========   ===========  ===========
Income (loss) before
 profit sharing,
 bonuses and income
 taxes                      $  (483,800) $  (679,000)  $   283,300  $(1,209,600)
                            ===========  ===========   ===========  ===========
Identifiable assets         $ 3,397,200  $ 6,544,300   $ 3,066,700  $ 7,109,900
                            ===========   ==========   ===========  ===========

The following is a reconciliation of segment information to consolidated information for the three and six months ended June 30:

                       Three Months ended June 30,    Six Months ended June 30,
                       ---------------------------   ---------------------------
                           2003          2002            2003          2002
                       ------------  -------------   ------------  -------------
Net sales to
external customers     $ 5,608,000    $ 5,773,500    $11,343,700    $10,685,900
                       ===========    ===========    ===========    ===========
Loss before profit
 sharing, bonuses and
 income taxes          $  (746,500)   $   (80,500)   $(1,162,800)   $  (926,300)
                       ===========    ===========    ===========    ===========
Identifiable assets    $ 9,941,500    $10,176,600    $ 9,941,500    $10,176,600
Corporate activities    14,670,500     14,056,800     14,670,500     14,056,800
                       -----------    -----------    -----------    -----------
Consolidated total
 assets                $24,612,000    $24,233,400    $24,612,000    $24,233,400
                       ===========    ===========    ===========    ===========


Item 2.	Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Results of Operations

Summary of Results as a Percentage of Net Sales

                                           Year Ended       Six Months Ended
                                           December 31,          June 30,
                                              2002            2003       2002
                                           -----------      --------   -------
Net sales
   Scott's Liquid Gold household products      40.7%          38.1%      48.0%
   Neoteric Cosmetics                          59.3%          61.9%      52.0%
                                              ------         ------     ------
Total Net Sales                               100.0%         100.0%     100.0%
Cost of Sales                                  53.5%          52.2%      56.4%
                                              ------         ------     ------
Gross profit                                   46.5%          47.8%      43.6%
Operating expenses                             43.7%          57.4%      51.3%
                                              ------         ------     ------
Income (loss) from operations                   2.8%          (9.6%)     (7.7%)
Interest income                                 2.6%           0.3%       0.3%
Interest expense                               (1.0%)         (1.0%)     (1.3%)
                                              ------         ------     ------
Income (loss) before income taxes               4.4%         (10.3%)     (8.7%)
                                              ======         ======     ======


Six Months Ended June 30, 2003
Compared to Six Months Ended June 30, 2002

Consolidated net sales for the first half of the current year were $11,343,700 vs. $10,685,900 for the first six months of 2002, an increase of $657,800 or about 6.2%. Average selling prices for the first six months of the year 2003 were up by $317,700 over those of the comparable period of 2002, prices of household products being down by $17,400, while average selling prices of skin care products were up by $335,100. This increase was primarily due to a decrease in coupon expense in 2003 versus 2002. Co-op advertising, marketing funds, slotting fees and coupon expenses paid to retailers were subtracted from gross sales in accordance with current accounting policies totaling $936,600 in the first half of 2003 versus $1,734,600 in the same period in 2002, a decrease of $798,000 or 46.0%. Of this decrease $365,200 was a decrease in coupon expenses and a decrease of $463,100 in cooperative advertising expenses.

During the first half of the year, net sales of skin care products accounted for 61.9% of consolidated net sales compared to 52.0% for the first six months of 2002. Net sales of these products for those periods were $7,026,700 in 2002 compared to $5,559,800 in 2002, an increase of $1,466,900 or 26.4%. The Company has continued to experience a drop in unit sales of the Company's earlier-established alpha hydroxy acid products due at least in part to maturing in the market for alpha hydroxy acid-based skin care products and intense competition from producers of similar or alternative products, many of which are considerably larger than Neoteric Cosmetics, Inc. Sales of the Company's
Alpha Hydrox products (with and without alpha hydroxy acid) have also decreased during 2002 and the first half of 2003, due to reduced distribution of those products at retail stores, including the Company's largest and other customers having reduced in prior quarters the number of types of those products carried on their shelves and discontinuation of these products at certain retail chains. The Company believes that limited advertising expenses for Alpha Hydrox products were an additional reason for the decrease in sales of the Company's Alpha Hydrox products. In the second quarter of 2002, the Company's largest customer (which accounted for 23.6% of sales of Alpha Hydrox skin care products in 2002) decreased significantly the number of stores carrying Alpha Hydrox products of the Company. This change is likely to result in lower sales of those products in the third quarter of 2003 and future quarters. For the first six months of 2003, the sales of the Company's Alpha Hydrox products accounted for 25% of net sales of skin care products and 15.5% of total net sales.

The Company continues to address the decrease in sales of Alpha Hydrox skin care products through focusing on its core products and its niche marketing opportunities, including the distribution and sale of products purchased from Montagne Jeunesse. For the first six months of 2003, sales of Montagne Jeunesse comprised a majority of net sales of the Company's skin care products and offset declining shipments of Alpha Hydrox products. Net sales of Montagne Jeunesse were approximately $4,640,000 in the first six months of 2003 compared to $2,880,000 in the first six months of 2002. The Company believes that this increase in sales of Montagne Jeunesse is attributable primarily to wider distribution of the product, with more retail store chains carrying brands of Montagne Jeunesse sachets, new skin and hair care items in sachets of Montagne Jeunesse, and consumer acceptance of the product.

As part of its sales efforts, the Company is using direct response television (infomercial) commercials for the sale of its Alpha Hydrox products. The Company has not used television advertisements for the Montagne Jeunesse products. The Company did not introduce new products during the second quarter of 2003.

Sales of household products for the first half of this year accounted for 38.1% of consolidated net sales compared to 48.0% for the same period of 2002. These products are comprised of "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener.
During the six months ended June 30, 2003, sales of household products were $4,317,000, as compared to sales of $5,126,100 for the same six months of 2002. Sales of "Scott's Liquid Gold" for wood were down by $556,800, a decrease of 15.1%, largely in management's view because of the lack of television advertisement to support this product and additional competitive products. Sales of "Touch of Scent" were down by $252,300 or 17.6%. primarily due to a decrease in orders for, and distribution of, the Company's Touch of Scent dispenser package.

As sales of a consumer product decline, there is the risk that retail stores will stop carrying the product. The loss of any significant customer for any Alpha Hydrox products, "Scott's
Liquid Gold" for wood or "Touch of Scent", could have a significant adverse impact on the Company's revenues and operating results.
The Company believes that its future success is highly dependent on favorable acceptance in the marketplace of Montagne Jeunesse products and the sales of its Alpha Hydrox products and "Scott's Liquid Gold" for wood.

On a consolidated basis, cost of goods sold was $5,921,300 during the first six months of 2003 compared to $6,031,500 for the same period of 2002, a decrease of $110,200 (1.8% on a sales increase of 6.2%). As a percentage of consolidated net sales for the first half of 2003, cost of goods sold was 52.2% compared to 56.4% in 2002, a decrease of 7.5%, which was essentially due to less sales promotions (couponing, co-op advertising, and slotting allowances, which reduce gross sales) in the first half of 2003 versus 2002 offset to some extent by a lower number of units of products manufactured by the Company's facility.

Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, increased 11.9% as a percentage of sales in the first half of 2003, when compared to the first half of 2002, largely because of the increase in advertising expenses. The various components of operating expenses are discussed below.

Advertising expenses for the first six months of 2003 were $1,500,600 compared to $521,600 for the comparable six months of 2002, an increase of $979,000 or 187.7%. Advertising expenses applicable to household products increased by $531,300 (524.5%) during the first half of 2003, and advertising expenses for Alpha Hydrox products increased for the comparative six-month period by $447,700 (106.5%).

Irrespective of year to year changes in expenditures to advertise its products, the Company recognizes that, whenever it is fiscally responsible to do so, it must seek to advertise because the markets for skin care products, furniture polish and air fresheners are highly competitive and, accordingly, the Company's brand names need to be kept in front of current and potential consumers. The Company's advertising program is highly dependent upon sales of its skin care products. The Company will be decreasing the amount of television advertising for both its skin care and household products for the remainder of the 2003 year when compared to the first half of the year.

Selling expenses for the first half of 2003 were $3,007,400 compared to $2,770,000 for the comparable six months of 2002, an increase of $237,400 or 8.6%. That increase was comprised of an increase of $81,500 in freight and brokerage costs, an increase in travel expenses of $63,600, an increase in salary and fringe benefits of $18,900, an increase in internet and direct television sales expenses of $131,700 and a net increase in a variety of other expenses, none of which by itself, was significant, of $3,800, offset by a decrease in promotional expenses of $44,200,and a decrease in postage of $17,900.

General and administrative expenses for the first six months of 2003 were $1,999,700 compared to $2,189,700 for the comparable period of 2002, a decrease of $190,000 or 8.7%. That decrease is made up of a decrease in salary and fringe benefits cost of $326,000, offset by an increase in professional fees of $116,900 and a net increase in other administrative expenses, none of which, by itself, was material, of $19,100.

Interest expense for the second quarter of 2003 was $112,000 versus $136,000 for the comparable quarter of 2002. Interest expense decreased because of the reduced principal of the Company's bank loan. Interest income for the six months ended June 30, 2003 was $34,500 compared to $36,600 for the same period of 2002, which consists of interest earned on the Company's cash reserves in 2003 and 2002.

The income tax benefit of $483,000 in the first half of 2002 results from the carry-back of the 2001 net operating loss.

During the second quarter of 2003 and of 2002, expenditures for research and development were not material (under 2% of revenues).

Three Months Ended June 30, 2003
Compared to Three Months Ended June 30, 2002

Consolidated net sales for the second quarter of the current year were $5,608,000 vs. $5,773,500 for the comparable quarter of 2002, a decrease of $165,500 or about 2.9%. Average selling prices for the second quarter of 2003 were down by $62,300 over those of the comparable period of 2002, prices of household products being down by $19,200, while average selling prices of skin care products were down by $43,100. Co-op advertising, marketing funds, slotting fees and coupon expenses paid to retailers were subtracted from gross sales in accordance with current accounting policies totaling $445,300 in the second quarter of 2003 versus $905,200 in the same period in 2002, a decrease of $459,900 or 50.8%. This decrease was made up of a decrease in cooperative advertising of $420,000, a decrease in coupon expense of $82,300, and an increase in slotting expense of $42,400.

During the second quarter of 2003, net sales of skin care products accounted for 62.8% of consolidated net sales compared to 56.0% for the second quarter of 2002. Net sales of these products for those periods were $3,524,200 in 2003 compared to $3,235,400 in 2002, an increase of $288,800 or 8.9%. Net sales of Montagne Jeunesse were approximately $2,623,300 in the second quarter of 2003 compared to $2,287,000 in the second quarter of 2002. Please see the discussion above for the first half of 2003 for additional information regarding sales of skin care products, which is also applicable to sales of skin care products in the second quarter.

Sales of household products for the second quarter of this year accounted for 37.2% of consolidated net sales compared to 44.0% for the same period of 2002. These products are comprised of "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener. During the second quarter of 2003, sales of household products were $2,083,800, as compared to sales of $2,538,100 for the same three months of 2002. Sales of "Scott's Liquid Gold" for wood were down by $292,400, a decrease of 15.7%. Sales of "Touch of Scent" were down by $161,900 or 23.9%. Please see the discussion above for the first half of 2003 for additional information regarding sales of household products, which is also applicable to sales of household products in the second quarter of 2003.

On a consolidated basis, cost of goods sold was $3,063,300 during the second quarter of 2003 compared to $3,257,300 for the same period of 2002, a decrease of $194,000 (6.0%, on a sales decrease of 2.9%). As a percentage of consolidated net sales for the second quarter of 2003, cost of goods sold was 54.6% compared to 56.4% in 2002, a decrease of 3.2%, which was essentially due to less sales promotions (couponing, co-op advertising, and slotting allowances, which reduce gross sales) in the second quarter of 2003 versus the second quarter of 2002 offset to some extent by a lower number of units of products manufactured by the Company's facility.

Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, increased 31.6% as a percentage of sales in the second quarter of 2003, when compared to the same period during 2002, largely because of the increase in advertising expenses.

Advertising expenses for the second quarter of 2003 were $691,600 compared to $88,500 for the comparable quarter of 2002, an increase of $603,100 or 681.5%. Advertising expenses applicable to household products increased by $187,900 (413.0%) during the second quarter of 2003, and advertising expenses for Alpha
Hydrox products increased for the comparative three-month period by $415,200 (965.6%). Advertising expenses for Scott's Liquid Gold for wood and for Alpha Hydrox products during each of the third and fourth quarters of 2003 are expected to decrease from those of the first two quarters of 2003.

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

Selling expenses for the six months ended June 30, 2003 were $1,587,000 compared to $1,530,300 for the comparable three months of 2002, an increase of $56,700 or 3.7%. That increase was comprised of an increase in internet and direct television sales expenses of $46,500, an increase in travel expenses of $35,800, offset by a decrease in promotional expenses of $17,900 and a net decrease in other selling expenses, none of which by itself was significant, of $7,700.

General and administrative expenses for the second quarter of 2003 were $975,700 compared to $926,200 for the comparable period of 2002, an increase of $49,500 or 5.4%. Such increase was attributable to an increase in professional fees of $171,500, a net increase in other administrative expenses, none of which by itself was significant, of $24,200, offset by a decrease in salaries and fringe benefit costs of $146,200.

Interest expense for the second quarter of 2003 was $55,100 versus $67,500 for the comparable period of 2002. Interest income for the three months ended June 30, 2003 was $18,200 compared to $15,800 for the same period of 2002. Other income essentially consists of interest earned on the Company's cash reserves.

During the second quarter of 2003 and of 2002, expenditures for research and development were not material (under 2% of revenues).

Liquidity and Capital Resources

The Company has a bank loan for approximately $4 million at the bank's base rate, adjustable yearly (5.0% at June 30, 2003), secured by the Company's land and buildings, with principal and interest payable monthly through November 2007. The loan agreement contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth
of not more than 1:1.   The Company may not declare any dividends
that would result in a violation of either of these covenants. The foregoing requirements were met at the end of the first half of 2003.

During the first half of 2003, the Company's working capital decreased by $1,226,800, and concomitantly, its current ratio (current assets divided by current liabilities) decreased from 2.4:1 at December 31, 2002 to 2.1:1 at June 30, 2003. This
decrease in working capital is attributable to a net loss in the first six months of 2003 of $1,162,800, and a reduction in long-term debt of $430,900, both offset by depreciation in excess of capital additions of $360,700 and a decrease in other assets of $5,400. At June 30, 2003, the ratio of consolidated funded debt to consolidated net worth was .2:1.

At June 30, 2003, trade accounts receivable were $650,700 versus $1,808,000 at year-end, largely because sales in June of 2003 were less than those of December of 2002. Accounts payable increased from the end of 2002 through June of 2003 by $221,600 primarily due to an increase in advertising and trade suppliers payables. At June 30, 2003 inventories were $686,300 more than at December 31, 2002, largely due to the increase in Montagne Jeunesse inventory to support sales of these products in the upcoming quarters. Accrued expenses decreased by $116,900 from December 31, 2002 to June 30, 2003.

The Company has no significant capital expenditures planned for 2003. The Company expects that its available cash and cash flows from operating activities will fund its cash requirements through at least June 30, 2004.

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

Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss due to adverse changes in financial and commodity market prices and rates. The Company is not materially exposed to market risks regarding interest rates because the interest on the Company's outstanding debt is at the lender's base rate, which approximates the prime rate, adjustable yearly. The Company's investments in debt and equity securities are short-term and not subject to significant fluctuations in fair value. If interest rates were to rise 10% from year-end levels, the fair value of the Company's debt and equity securities would have decreased by approximately $13,000. Further, the Company does not use foreign currencies in its business. Currently, it receives payments for sales to parties in foreign countries in U.S. dollars. Additionally, the Company does not use derivative instruments or engage in hedging activities. As a result, the Company does not believe that near-term changes in market risks will have a material effect on results of operations, financial position or cash flows of the Company.

Forward-Looking Statements

This report may contain "forward-looking statements" within the meaning of U.S. federal securities laws. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and the Company's performance inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of the Company's products in the marketplace; the degree of success of any new product or product line introduction by the Company; competitive factors; any decrease in distribution of (i.e., retail stores carrying) the Company's significant products; continuation of the Company's distributorship agreement with Montagne Jeunesse; the need for effective advertising of the Company's products; limited resources available for such advertising; new competitive products and/or technological changes; dependence upon third party vendors and upon sales to major customers; changes in the regulation of the Company's products, including applicable environmental regulations; adverse developments in any pending litigation; the loss of any executive officer; and other matters discussed in the Company's periodic filings with the Securities and Exchange Commission. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Item 3.	Quantitative and Qualitative Disclosures About
             Market Risk

	Please see "Market Risks" in Item 2 of Part I of this Report which information is incorporated herein by this reference.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company's management, with the participation of the Company's principal executive and principal financial officers, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003. Based upon this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of that date for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Exchange Act.

Changes in internal controls.

There were not any changes in the Company's internal control over financial reporting that occurred during the Company's quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Not Applicable

Item 2.	Not Applicable

Item 3.	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

On May 20, 2003, the Company held its 2003 Annual Meeting of Shareholders. At that meeting, the six existing directors were nominated and re-elected as directors of the Company. These six persons constitute all members of the Board of Directors of the Company. These directors and the votes for and withheld for each of them were as follows:

                               For       Withheld
                            ---------    --------
	Mark E. Goldstein     8,706,903    182,220
	Jeffrey R. Hinkle     8,708,903    180,220
	Jeffry B. Johnson     8,708,403    180,720
	Dennis P. Passantino  8,708,903    180,220
	Carl A. Bellini       8,708,003    181,120
	Dennis H. Field       8,705,903    183,220


Item 5.	Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K

The following reports were filed by the Company on Form 8-K during the second quarter of 2003: A report filed on April 16, 2003 reporting an event under Item 5, Other Events; a report filed on May 14, 2003 reporting an event under Item 5, Other Events; and, a report filed on June 25, 2003 reporting on
Item 4, Changes in Registrant's
Certifying Accountant.

(b)	Exhibits

	31.	Rule 13(a)-14(a) Certifications.

	32.	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

				SCOTT'S LIQUID GOLD-INC.


August 8, 2003		BY:	/s/ Mark E. Goldstein
--------------                -------------------------------------
Date 					Mark E. Goldstein
					President and Chief Executive Officer


August 8, 2003		BY:	/s/ Jeffry B. Johnson
--------------                -------------------------------------
Date					Jeffry B. Johnson
					Treasurer and Chief Financial Officer



EXHIBIT INDEX

Exhibit
  No.       Document
  31.       Rule 13(a)-14(a) Certifications.

  32.       Section 1350 Certifications.




								EXHIBIT 31

CERTIFICATIONS

I, Mark E. Goldstein, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the
quarter ended June 30, 2003 of Scott's Liquid Gold-Inc.;

2.	Based on my knowledge, this report does not contain any
untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements and other
financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	designed such disclosure controls and procedures, or
caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and evaluation as of the Evaluation Date;

(c)	disclosed in this report any change in the registrant's
internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officers and I have
disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies and material weaknesses in the
design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal control over financial reporting.



DATE:  August 8, 2003

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

2.	Based on my knowledge, this report does not contain any
untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements and other
financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused
such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and evaluation as of the Evaluation Date;

(c)	disclosed in this report any change in the registrant's
internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officers and I have
disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies and material weaknesses in
the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



DATE:  August 8, 2003

                                  /s/ Jeffry B. Johnson
                                  --------------------------
                                  Jeffry B. Johnson
                                  Treasurer and Chief
                                   Financial Officer


                                                     EXHIBIT 32

CERTIFICATION OF 10-Q REPORT
OF
SCOTT'S LIQUID GOLD-INC.

FOR THE QUARTER JUNE 30, 2003

1. The undersigned are the Chief Executive Officer and the Chief Financial Officer of Scott's Liquid Gold-Inc. ("Scott's Liquid Gold"). This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies the 10-Q Report of Scott's Liquid Gold for the quarter ended June 30, 2003.

2. We certify that such 10-Q Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of Scott's Liquid Gold.

This Certification is executed as of August 8, 2003.


/s/ Mark E. Goldstein
-----------------------------------
Mark E. Goldstein
President, Chief Executive Officer
 and Chairman of the Board

/s/ Jeffry B. Johnson
-----------------------------------
Jeffry B. Johnson
Treasurer and Chief Financial
 Officer

	A signed original of this written statement required by
Section 906, or other document authenticating, acknowledging or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Scott's Liquid Gold-Inc. and will be retained by Scott's Liquid Gold-Inc. and furnished to the Securities and Exchange Commission or its staff upon request.