Form 10-Q
period 2003-09-30
SCOTTS LIQUID GOLD INC
filed 2003-11-05
CIK 88000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

September 30, 2003


Commission File No. 001-13458


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

	As of September 30, 2003, the Registrant had 10,306,000 shares of its $0.10 par value common stock outstanding.







PART I.   FINANCIAL INFORMATION

Item 1.        Financial Statements

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

                           Three Months                  Nine Months
                         Ended September 30,          Ended September 30,
                     -------------------------     ------------------------
                         2003          2002           2003           2002
                     -----------   -----------     -----------   ----------
Net sales            $ 6,023,600   $ 6,226,900     $17,367,300  $16,912,800

Operating costs and
 expenses:
   Cost Of Sales       3,302,200     2,986,200       9,223,500    9,017,700
   Advertising           171,100       282,600       1,671,700      804,200
   Selling             1,402,900     1,431,400       4,410,300    4,201,400
   General and
    administrative       875,400     1,190,500       2,875,100    3,380,200
                     -----------   -----------     -----------  -----------
                       5,751,600     5,890,700      18,180,600   17,403,500
                     -----------   -----------     -----------  -----------

Income (loss)from
 operations              272,000       336,200        (813,300)    (490,700)
Interest income           12,100         6,200          46,600       42,800
Interest expense          53,000        65,100         165,000      201,100
Other revenue              -           594,600           -          594,600
                     -----------   -----------     -----------  -----------
                         231,100       871,900        (931,700)     (54,400)

Income tax expense
 (benefit)                 -             -               -         (483,000)
                     -----------   -----------     -----------  -----------
Net income (loss)    $   231,100   $   871,900     $  (931,700) $   428,600
                     ===========   ===========     ===========  ===========

Net income (loss) per
 common  share
 (Note 4):
   Basic             $       .02   $       .09     $      (.09)  $      .04
                     ===========   ===========     ===========   ==========
   Diluted           $       .02   $       .09     $      (.09   $      .04
                     ===========   ===========     ===========   ==========

Weighted average
 shares outstanding:
   Basic              10,187,100    10,153,100      10,164,400   10,153,100
                     ===========   ===========     ===========  ===========
   Diluted            10,203,500    10,153,100      10,164,400   10,153,100
                     ===========   ===========     ===========  ===========


SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Balance Sheets

                                        September 30,   December 31,
                                             2003           2002
                                        -------------   ------------
                                         (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents              $ 3,032,700    $ 2,786,400
  Investment securities                      505,800      1,562,400
  Trade receivables, net of allowance
   for doubtful accounts of $134,600
   and $105,000                            1,487,900      1,808,000
  Other receivables                           27,300         35,100
  Inventories                              3,164,800      2,606,600
  Prepaid expenses                           397,600        429,500
  Deferred tax asset                       1,190,100      1,225,600
                                         -----------    -----------
    Total current assets                   9,806,200     10,453,600

Property, plant and equipment net         15,040,900     15,581,400

Other assets                                  36,100         44,200
                                         -----------    -----------
    TOTAL ASSETS                         $24,883,200    $26,079,200
                                         ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current  liabilities:
  Accounts payable                       $ 2,199,500    $ 1,698,100
  Accrued expenses                         1,694,000      1,879,600
  Current maturities of long-term debt       861,000        830,000
                                         -----------     ----------
    Total current liabilities              4,754,500      4,407,700

Long-term debt, less current maturities    3,036,100      3,685,400
Deferred income taxes                      1,190,100      1,225,600
                                         -----------    -----------
                                           8,980,700      9,318,700

Commitments and contingencies
Shareholders' equity:
  Common stock; $0.10 par value
   authorized 50,000,000 shares;
   shares issued and outstanding
   10,306,000 and 10,153,100               1,030,600      1,015,300
  Capital in excess of par                 4,906,700      4,847,000
  Accumulated comprehensive income             7,100          8,400
  Retained earnings                        9,958,100     10,889,800
                                         -----------    -----------
      Shareholders' equity                15,902,500     16,760,500
                                         -----------    -----------
    TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY             $24,883,200    $26,079,200
                                         ===========    ===========

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                  --------------------------
                                                      2003          2002
                                                  ------------   -----------
Cash flows from operating activities:
Net income (loss)                                 $   (931,700)  $   428,600
  Adjustments to reconcile net income (loss) to
   net cash provided (used) by operating
   activities:
    Depreciation and amortization                      564,500       610,300
    Changes in assets and liabilities:
       Trade and other receivables                     327,900       110,200
       Inventories                                    (558,200)     (124,000)
       Prepaid expenses                                 31,900       (50,400)
       Accounts payable and accrued expenses           390,800       341,900
                                                   -----------   -----------
    Total adjustments to net income (loss)             756,900       888,000
                                                   -----------   -----------
       Net Cash Provided by
        Operating Activities                          (174,800)    1,316,600
                                                   -----------   -----------
Cash flows from investing activities:
  Sale of investment securities                      1,550,000     1,402,700
  Purchase of investment securities                   (495,600)   (1,000,000)
  Purchase of property, plant & equipment              (15,100)       (9,800)
                                                   ------------   ----------
       Net Cash Provided (Used) by
        Investing Activities                         1,039,300       392,900
                                                   -----------    ----------
Cash flows from financing activities:
  Principal payments on long-term borrowings          (618,200)     (587,800)
                                                   -----------   -----------
        Net Cash Used by Financing Activities         (618,200)     (587,800)
                                                   -----------   -----------
Net Increase in Cash and Cash Equivalents              246,300     1,121,700

Cash and Cash Equivalents, beginning of period       2,786,400     1,220,800
                                                   -----------   -----------
Cash and Cash Equivalents, end of period           $ 3,032,700   $ 2,342,500
                                                   ===========   ===========
Supplemental disclosures:
  Cash paid during period for:
    Interest                                       $   166,100   $   201,700
                                                   ===========   ===========
    Income taxes                                   $       400   $       900
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
The Company considers all highly liquid investments with an original maturity of nine months or less at the date of acquisition to be cash equivalents.

(e)	Investments in Marketable Securities
The Company accounts for investments in marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities", which requires that the Company classify investments in marketable securities according to management's intended use of such investments. The Company invests its excess cash and has established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company considers all investments as available for use in its current operations and, therefore, classifies them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, reported net of tax, as a separate component of shareholders' equity and comprehensive income (loss).
The cost of the securities sold is based on the specific identification method. Investments in corporate and government securities as of September 30, 2003, are scheduled to mature within one year.


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

The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. The fair value of investments in marketable securities is based upon quoted market value. The Company's long-term debt bears interest at a variable rate, the lender's base rate, which approximates the prime rate. The carrying value of long-term debt approximates fair value as of September 30, 2003 and December 31, 2002.

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
Revenue is recognized upon delivery of products to customers, which is when title passes. Reserves for estimated market development support, pricing allowances and returns are provided in the period of sale as a reduction of revenue. Reserves for returns and allowances are recorded as a reduction of revenue, and are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. At September 30, 2003 and December 31, 2002 approximately $1,078,000 and $1,174,600, respectively, had been reserved as a reduction of accounts receivable, and approximately $155,000 and $215,400, respectively, had been reserved as current liabilities.

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

The Company granted 164,000 options for shares of the Company's common stock during the first quarter of 2003 with an exercise price equal to $0.46. No options were granted during the third quarter of 2003 or 2002. Had compensation cost been recorded based on the fair value of options granted by the Company, the Company's pro-forma net loss and net loss per share would have been as follows:

                                    Nine Months Ended September 30,
                    -----------------------------------------------------------
                               2003                            2002
                    ----------------------------    ---------------------------
                    As Reported      Pro Forma      As Reported      Pro-Forma
                    ------------   -------------    ------------   ------------
Net income (loss)   $  (931,700)   $  (978,200)     $    428,600   $   360,000
Basic income (loss)
 per share          $      (.09)   $      (.10)     $        .04   $       .04
Diluted income
 (loss) per share   $      (.09)   $      (.10)     $        .04   $       .04

	The fair value of options granted has been estimated as of the date of grant using the following assumptions as of:

                                  Nine Months Ended
                                   September 30,
                                ----------------------
                                  2003         2002
                                ---------    ---------
       Dividend rate            $   -       $   -
       Expected volatility          170%        175%
       Risk-free interest rate     3.06%       3.31%
       Expected life (in years)     4.5         4.5

(n)	Reclassifications

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends FASB Statement No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement relating to alternative transition methods and annual disclosure requirements are effective for the year ended December 31, 2002. The provisions of this statement relating to interim financial information are effective for the quarter and nine months ending September 30, 2003. The transitional provisions did not have an impact on the Company's financial statements as it has elected to retain the intrinsic value method. The provisions relating to annual and interim disclosures have changed the manner in which the Company discloses information regarding stock-based compensation.

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46)". This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a "variable interest entity" (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities' financial statement with its own. The Company is required to perform this assessment by December 31, 2003 and consolidate any variable interest entities for which it will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. Management has not yet performed this assessment, however it does not have any variable interest entities as of September 30, 2003.

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard is not expected to have a material impact on the Company's financial statements.


Note 3.
The following table is a reconciliation of the Company's net loss to its total comprehensive loss for the three and nine months ended September 30, 2003 and 2002:

                           Three Months                Nine Months
                      -----------------------    -----------------------
                         2003        2002            2003       2002
                      ----------   ----------    ----------   ----------
Net loss              $  231,100   $  871,900    $ (931,700)  $  428,600
Unrealized gain
 (loss) on investment
 securities               (2,100)       3,900        (1,300)      (1,400)
                      ----------   ----------    ----------   ----------
Comprehensive loss    $  229,000   $  875,800    $ (933,000)  $  427,200
                      ==========   ==========    ==========   ==========

Note 4.
Per share data was determined by using the weighted average number of common shares outstanding. Potentially dilutive securities, including stock options, are considered only for diluted earnings per share, unless considered anti-dilutive. The potentially dilutive securities, which are comprised of outstanding stock options of 1,121,100 and 1,186,500 at September 30, 2003 and 2002, were excluded from the computation of weighted average shares outstanding due to the anti-dilutive effect.

A reconciliation of the weighted average number of common shares outstanding for the three and nine months ended September 30, 2003 follows:

                                                                Total
                            Three Months     Nine Months        Shares
                            ------------     -----------     ----------
Common shares outstanding
 beginning of period         10,153,100      10,153,100      10,153,100
Stock issued  to ESOP            34,000          11,300         152,900
Stock options exercised           -               -               -
                             ----------      ----------      ----------

Weighted average number
 of common shares
 outstanding                 10,187,100      10,164,400      10,306,000

Dilutive effect of
 common  share equivalents       16,400           -               -
                             ----------      ----------      ----------

Diluted weighted average
 number of common shares
 outstanding                 10,203,500      10,164,400      10,306,000
                             ==========      ==========      ==========

At September 30, 2003, there were authorized 50,000,000 shares of the Company's $.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series.

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

Note 5.
The Company operates in two different segments: household products and skin care products. The Company's products are sold in the United States and internationally (primarily Canada), directly and through independent brokers, to mass marketers, drug stores, supermarkets, wholesale distributors and other retail outlets. Management has chosen to organize the Company around these segments based on differences in the products sold. The household products segment includes "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent," a room air freshener. The skin care segment includes "Alpha Hydrox," alpha hydroxy acid cleansers and lotions, a retinol product, "Diabetic Skin Care," a healing cream and moisturizer developed to address skin conditions of diabetics, and skin care and other sachets of Montagne Jeunesse distributed by the Company.


The following provides information on the Company's segments as of and for the three and nine months ended September 30, 2003 and 2002:

                                 Three Months Ended September 30,
                      ------------------------------------------------------
                                 2003                          2002
                      -------------------------     ------------------------
                       Household     Skin Care      Household     Skin Care
                       Products      Products       Products      Products
                      -----------  ------------    -----------   -----------
Net sales to
 external customers   $ 2,293,900  $  3,729,700    $ 2,474,100   $ 3,752,800
                      ===========  ============    ===========   ===========
Income before
 profit sharing,
 bonuses, and income
 taxes                $   154,000   $    77,100    $   432,900   $   439,000
                      ===========   ===========    ===========    ==========
Identifiable Assets   $ 3,503,000   $ 7,123,000    $ 3,677,800   $ 7,261,000
                      ===========   ===========    ===========   ===========

                                    Nine Months Ended September 30,
                       -------------------------------------------------------
                                 2003                         2002
                       -------------------------     -------------------------
                       Household     Skin Care      Household      Skin Care
                       Products      Products       Products       Products
                      -----------   -----------     -----------   ------------
Net sales to
 external customers   $ 6,610,900   $10,756,400     $ 7,600,200   $ 9,312,600
                      ===========   ===========     ===========   ===========
Income (loss)
 before profit
 sharing, bonuses
 and income taxes     $  (329,800)  $  (601,900)    $   716,200   $  (770,600)
                      ===========   ===========     ===========   ===========
Identifiable Assets   $ 3,503,000   $ 7,123,000     $ 3,677,800   $ 7,261,000
                      ===========   ===========     ===========   ===========


The following is a reconciliation of segment information to consolidated information as of and for the three and nine months ended September 30, 2003 and 2002:

                        Three Months Ended             Nine Months Ended
                            September 30,                September 30,
                     -------------------------    -------------------------
                         2003          2002          2003          2002
                     ------------  -----------    ------------  -----------
Net sales to
 external customers  $ 6,023,600   $ 6,226,900    $17,367,300   $16,912,800
                     ===========   ===========    ===========   ===========
Income (loss) before
 profit sharing,
 bonuses and income
 taxes for reportable
 segments            $   231,100   $   871,900    $  (931,700)  $   (54,400)
                     ===========   ===========    ===========   ===========
Identifiable assets
 for reportable
 segments            $10,626,000   $10,938,800    $10,626,000   $10,938,800
Corporate assets      14,257,200    15,541,900     14,257,200    15,541,900
                     -----------   -----------    -----------   -----------
Consolidated total
 assets              $24,883,200   $26,480,700    $24,883,200   $26,480,700
                     ===========   ===========    ===========   ===========


Item 2.     Management's Discussion and Analysis of Financial
Condition and Results of Operation (Unaudited)

Results of Operations

Summary of Results as a Percentage of Net Sales

                             Year Ended      Nine Months Ended
                            December 31,       September 30,
                                2002         2003        2002
                           -------------  -----------  -----------
                             (Audited)    (Unaudited)  (Unaudited)
Net sales
  Scott's Liquid Gold
   household products          40.7%         38.1%       44.9%
  Neoteric Cosmetics           59.3%         61.9%       55.1%
                              -------       -------     -------
Total Net Sales               100.0%        100.0%      100.0%
Cost of Sales                  53.5%         53.1%       53.3%
                              -------       -------     -------
Gross profit                   46.5%         46.9%       46.7%
Operating expenses             43.7%         51.6%       49.6%
                              --------      -------     -------
Income (loss) from operations   2.8%         (4.7%)      (2.9%)
Interest and other income       2.6%          0.3%        3.8%
Interest expense               (1.0%)        (1.0%)      (1.2%)
                              --------      -------     -------
Income (loss) before
 income taxes                   4.4%         (5.4%)      (0.3%)
                              ========      =======     =======

Nine Months Ended September 30, 2003
Compared to Nine Months Ended September 30, 2002

Consolidated net sales for the first nine months of the current year were $17,367,300 vs. $16,912,800 for the first nine months of 2002, an increase of $454,500 or about 2.7%. Average selling prices for the first nine months of the year 2003 were up by $319,100 over those of the comparable period of 2002. Average selling prices of skin care products accounted for this increase, which was primarily due to a decrease in coupon expense in 2003 versus 2002. Co-op advertising, marketing funds, slotting fees and coupon expenses paid to retailers were subtracted from gross sales in accordance with current accounting policies totaling $1,422,100 in the first nine of 2003 versus $2,293,200 in the same period in 2002, a decrease of $871,100 or 38.0%. Of this decrease $463,400 was a decrease in coupon expenses and a decrease of $436,800 in cooperative advertising expenses.

During the first nine months of the year, net sales of skin care products accounted for 61.9% of consolidated net sales compared to 55.1% for the first nine months of 2002. Net sales of these products for those periods were $10,756,400 in 2003 compared to $9,312,600 in 2002, an increase of $1,443,800 or 15.5%. The
Company has continued to experience a drop in unit sales of the Company's earlier-established alpha hydroxy acid products due at least in part to maturing in the market for alpha hydroxy acid-based skin care products and intense competition from producers of similar or alternative products, many of which are considerably larger than Neoteric Cosmetics, Inc. Sales of the Company's Alpha Hydrox products (with and without alpha hydroxy acid) have also decreased during 2002 and the first nine months of 2003, due to reduced distribution of those products at retail stores, including the Company's largest and other customers having reduced in prior quarters and the third quarter of 2003 the number of types of those products carried on their shelves and discontinuation of these products at certain retail chains. In addition, increased television advertising for Alpha Hydrox products in the first half of 2003 was not cost effective in terms of the impact on sales.
In the second quarter of 2003, the Company's largest customer (which accounted for 23.6% of sales of Alpha Hydrox skin care products in 2002) decreased significantly the number of stores carrying Alpha Hydrox products of the Company. This change has resulted, and is likely to result in the future, in lower sales of those products. For the first nine months of 2003, the sales of the Company's Alpha Hydrox products accounted for 20.2% of net sales of skin care products and 10.1% of total net sales.

For the first nine months of 2003, sales of Montagne Jeunesse products comprised a majority of net sales of the Company's skin care products and offset declining shipments of Alpha Hydrox products. Net sales of Montagne Jeunesse were approximately $7,581,400 in the first nine months of 2003 compared to $5,022,300 in the first nine months of 2002. The Company believes that this increase in sales of Montagne Jeunesse is attributable primarily to wider distribution of the product, with more retail store chains carrying brands of Montagne Jeunesse sachets, new skin and hair care items in sachets of Montagne Jeunesse, and consumer acceptance of the product.

As part of its sales efforts in the first half of 2003, the Company used direct response television (infomercial) commercials for the sale of its Alpha Hydrox products. The Company has not used television advertisements for the Montagne Jeunesse products. The Company did not introduce new products during the first nine months of 2003, except different items in Montagne Jeunesse sachets.

Sales of household products for the first nine months of this year accounted for 38.1% of consolidated net sales compared to 44.9% for the same period of 2002. These products are comprised of "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener. During the nine months ended September 30, 2003, sales of household products were $6,610,900, as compared to sales of $7,600,200 for the same nine months of 2002. Sales of "Scott's Liquid Gold" for wood were down by $589,800, a decrease of 10.8%, largely in management's view because of the limited television advertisement to support this product, additional competitive products, and possibly decreased distribution of the product. The Company has as a sales goal for the second half of 2003 the re-establishment of Scott's Liquid Gold for wood in certain national and local retail store chains. Sales of "Touch of Scent" were down by $399,500 or 18.5%. primarily due to a decrease in orders for, and distribution of, the Company's Touch of Scent dispenser package.

As sales of a consumer product decline, there is the risk that retail stores will stop carrying the product. The loss of any significant customer for any skin care products, "Scott's Liquid Gold" for wood or "Touch of Scent", could have a significant adverse impact on the Company's revenues and operating results. The Company believes that its future success is highly dependent on favorable acceptance in the marketplace of Montagne Jeunesse products and the sales of its Alpha Hydrox products and "Scott's Liquid Gold" for wood.

On a consolidated basis, cost of goods sold was $9,223,500 during the first nine months of 2003 compared to $9,017,700 for the same period of 2002, an increase of $205,800. As a percentage of consolidated net sales for the first nine months of 2003, cost of goods sold was 53.1% compared to 53.3% in 2002. The cost of goods sold as a percentage of consolidated net sales for the nine months ended September 30, 2003 compared to the same period in 2002 is almost unchanged as a result of offsetting factors. These factors include higher sales in 2003 of Montagne Jeunesse products (which have a higher cost than products manufactured by the Company) and spreading ongoing manufacturing costs of the Company over lower unit production in 2003 compared to 2002, offset by a decrease I n 2003 of coupons and cooperative advertising deducted from gross revenues.

The Company is working on ways to more fully utilize its production capacity at its manufacturing facilities in Denver. The Company has explored from time to time manufacturing private label products, but those discussions have not resulted in any agreements. The Company is currently considering with a party the possibility of manufacturing certain products as part of a joint project to manufacture and sell products in the United States. The Company does not know whether it will be successful in these efforts to manufacture products for third parties.

Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, increased by $571,300 or 2.0% in the first nine months of 2003, when compared to the first nine of 2002, largely because of the increase in advertising expenses. The various components of operating expenses are discussed below.

Advertising expenses for the first nine months of 2003 were $1,671,700 compared to $804,200 for the comparable nine months of 2002, an increase of $867,500 or 107.9%. Advertising expenses applicable to household products increased by $497,400 (191.5%) during the first nine months of 2003, and advertising expenses for Alpha Hydrox products increased for the comparative nine-month period by $370,100 (68.0%). The Company will be decreasing the amount of television advertising for both its skin care and household products for the remainder of the 2003 year when compared to the first nine months of the year.

Selling expenses for the first nine months of 2003 were $4,410,300 compared to $4,201,400 for the comparable nine months of 2002, an increase of $208,900 or 5.0%. That increase was comprised of an increase of $74,400 in freight and brokerage costs, an increase in travel expenses of $48,400, an increase in salary and fringe benefits of $26,100, an increase in internet and direct television sales expenses of $108,900 and a net increase in a variety of other expenses, none of which by itself, was significant, of $19,600, offset by a decrease in promotional expenses of $51,800, and a decrease in postage of $16,700.

General and administrative expenses for the first nine months of 2003 were $2,875,100 compared to $3,380,300 for the comparable period of 2002, a decrease of $505,200 or 14.9%. That decrease is made up of a decrease in salary and fringe benefits cost of $804,600 (2002 included the expensing of a separation agreement pertaining to the retirement of the Company's executive vice president), offset by an increase in professional fees of $242,300, and a net increase in other administrative expenses, none of which, by itself, was material of $57,100

Interest expense for the first nine months of 2003 was $165,000 versus $201,100 for the comparable period of 2002. Interest expense decreased because of the reduced principal of the Company's bank loan. Interest income for the nine months ended September 30, 2003 was $46,600 compared to $42,800 for the same period of 2002, which consists of interest earned on the Company's cash reserves in 2003 and 2002.

Other revenue for the nine and three months ended September 30, 2002 reflects $594,600 received from a lawsuit settlement. This amount was the final judgment in the lawsuit against an insurer not participating in the settlement of an earlier environmental matter.

The income tax benefit of $483,000 in the first nine months of 2002 results from the carry-back of the 2001 net operating loss made possible by a change in the tax laws in 2002.

During the third quarter of 2003 and of 2002, expenditures for research and development were not material (under 2% of revenues).

Three Months Ended September 30, 2003
Compared to Three Months Ended September 30, 2002

Consolidated net sales for the third quarter of the current year were $6,023,600 vs. $6,226,900 for the comparable quarter of 2002, a decrease of $203,300 or about 3.3%. Average selling prices for the third quarter of 2003 were up by $214,400 over those of the comparable period of 2002, prices of household products being up by $50,900, while average selling prices of skin care products were up by $163,500. Co-op advertising, marketing funds, slotting fees and coupon expenses paid to retailers were subtracted from gross sales in accordance with current accounting policies totaling $485,500 in the third quarter of 2003 versus $558,600 in the same period in 2002, a decrease of $73,100 or 13.1%. This decrease was due primarily to a decrease in coupon expense.

During the third quarter of 2003, net sales of skin care products accounted for 61.9% of consolidated net sales compared to 60.3% for the third quarter of 2002. Net sales of these products for those periods were $3,729,700 in 2003 compared to $3,752,800 in 2002, a decrease of $23,100 or 0.6%. Net sales of Montagne Jeunesse were approximately $2,914,300 in the third quarter of 2003 compared to $2,142,000 in the third quarter of 2002. Please see the discussion above for the first nine months of 2003 for additional information regarding sales of skin care products, which is also applicable to sales of skin care products in the third quarter. However, the increases in sales of Montagne Jeunesse products were not sufficient to offset the continuing declines in sales of Alpha Hydrox products during the third quarter of 2003.

Sales of household products for the third quarter of this year accounted for 38.1% of consolidated net sales compared to 39.7% for the same period of 2002. These products are comprised of "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener.
During the third quarter of 2003, sales of household products were $2,293,900, as compared to sales of $2,474,100 for the same three months of 2002. Sales of "Scott's Liquid Gold" for wood were down by $33,000, a decrease of 1.9%. Sales of "Touch of Scent" were down by $147,200 or 20.4%. Please see the discussion above for the first nine months of 2003 for additional information regarding sales of household products, which is also applicable to sales of household products in the third quarter of 2003.

On a consolidated basis, cost of goods sold was $3,302,200 during the third quarter of 2003 compared to $2,986,200 for the same period of 2002, an increase of $316,000 (10.6%, on a sales decrease of 3.3%). As a percentage of consolidated net sales for the third quarter of 2003, cost of goods sold was 54.8% compared to 48.0% in 2002, an increase of 14.3%, which was essentially due to changes in product mix (the cost of Montagne Jeunesse is higher than products manufactured by the Company) and to spreading on-going (fixed) manufacturing costs over lower unit production in the third quarter of 2003 than in 2002.

Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, decreased by $455,100 or 6.0% in the third quarter of 2003, when compared to the same period during 2002, largely because of the decrease in advertising expenses, and general and administrative expenses. The various components of operating expenses are discussed below.

Advertising expenses for the third quarter of 2003 were $171,100 compared to $282,600 for the comparable quarter of 2002, a decrease of $111,500 or 39.5%. Advertising expenses applicable to household products decreased by $33,900 (21.4%), while advertising expenses for Alpha Hydrox products decreased by $77,600(62.5%).

Selling expenses for the three months ended September 30, 2003 were $1,402,900 compared to $1,431,400 for the comparable nine months of 2002, a decrease of $28,500 or 2.0%. That decrease was comprised of a decrease in internet and direct television sales expenses of $18,600, a decrease in travel expenses of $15,200, offset by a net increase in other selling expenses, none of which by itself was significant, of $5,300.

General and administrative expenses for the third quarter of 2003 were $875,400 compared to $1,190,500 for the comparable period of 2002, a decrease of $315,100 or 26.5%. Such decrease was attributable to a decrease in salaries and fringe benefit costs of $401,800 (2002 included the expensing of a separation agreement pertaining to the retirement of the Company's executive vice president), a net decrease in other administrative expenses, none of which by itself was significant, of $82,600, offset by an increase in professional fees of $125,400, and an increase in travel expenses of $43,900.

Interest expense for the third quarter of 2003 was $53,000 versus $65,100 for the comparable period of 2002. Interest expense decreased because of the reduced principal of the Company's bank loan. Interest income for the three months ended September 30, 2003 was $12,100 compared to $6,200 for the same period of 2002. Other revenue consists of proceeds from a lawsuit settlement in 2002.

During the third quarter of 2003 and of 2002, expenditures for research and development were not material (under 2% of revenues).

Liquidity and Capital Resources

The Company has a bank loan for approximately $3.9 million at the bank's base rate, adjustable yearly (5.0% at September 30, 2003), secured by the Company's land and buildings, with principal and interest payable monthly through November 2007. The loan agreement contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more
than 1:1.   The Company may not declare any dividends that would
result in a violation of either of these covenants. The foregoing requirements were met at the end of the first nine months of 2003.

During the first nine months of 2003, the Company's working capital decreased by $994,200, and concomitantly, its current ratio (current assets divided by current liabilities) decreased from 2.4:1 at December 31, 2002 to 2.1:1 at September 30, 2003. This decrease in working capital is attributable to a net loss in the first nine months of 2003 of $931,700, and a reduction in long-term debt of $649,300, both offset by depreciation in excess of capital additions of $540,400 and a decrease in other assets of $8,100.
At September 30, 2003, the ratio of consolidated funded debt to consolidated net worth was .2:1.

At September 30, 2003, trade accounts receivable were $1,487,900 versus $1,808,000 at year-end, largely because sales in September of 2003 were less than those of December of 2002. Accounts payable increased from the end of 2002 through September of 2003 by $501,400 primarily due to an increase in trade suppliers payables. At September 30, 2003 inventories were $558,200 more than at December 31, 2002, largely due to the increase in Montagne Jeunesse inventory to support sales of these products in the upcoming quarters. Accrued expenses decreased by $185,600 from December 31, 2002 to September 30, 2003, primarily due to a decrease in payroll and fringe benefit accruals, and a reduction in accrual for coupon costs.

The Company has no significant capital expenditures planned for 2003. The Company expects that its available cash and cash flows from operating activities will fund its cash requirements through at least September 30, 2004.

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

The Company's management, with the participation of the Company's principal executive and principal financial officers, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003. Based upon this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of that date for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Exchange Act.

Changes in internal controls.

There were not any changes in the Company's internal control over financial reporting that occurred during the Company's quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II	OTHER INFORMATION

Item 1.	Not Applicable

Item 2.	Not Applicable

Item 3.	Not Applicable

Item 4.	Not Applicable

Item 5.	Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K

The following reports were filed by the Company on Form 8-K during the third quarter of 2003: A report filed on August 8, 2003 regarding Item 12, Results of Operations and Financial Condition;
and a report filed on September 29, 2003 regarding Item 5, Other
Events

(b)	Exhibits

	31.	Rule 13(a)-14(a) Certifications.

	32.	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

				SCOTT'S LIQUID GOLD-INC.


November 5, 2003		BY:	/s/ Mark E. Goldstein
                              ------------------------------------
Date 					Mark E. Goldstein
					President and Chief Executive Officer


November 5, 2003		BY:	/s/ Jeffry B. Johnson
                              -------------------------------------
Date					Jeffry B. Johnson
					Treasurer and Chief Financial Officer



EXHIBIT INDEX

Exhibit
  No.       Document
  31.       Rule 13(a)-14(a) Certifications.

  32.       Section 1350 Certifications.




								EXHIBIT 31

CERTIFICATIONS

I, Mark E. Goldstein, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the
quarter ended September 30, 2003 of Scott's Liquid Gold-Inc.;

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

b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and;

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



DATE:  November 5, 2003

                                   /s/ Mark E. Goldstein
                                   --------------------------
                                   Mark E. Goldstein
                                   President and Chief
                                    Executive Officer


I, Jeffry B. Johnson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the
quarter ended September 30, 2003 of Scott's Liquid Gold-Inc.;

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

b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and;

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



DATE:  November 5, 2003

                                  /s/ Jeffry B. Johnson
                                  --------------------------
                                  Jeffry B. Johnson
                                  Treasurer and Chief
                                   Financial Officer


                                                      EXHIBIT 32

CERTIFICATION OF 10-Q REPORT
OF
SCOTT'S LIQUID GOLD-INC.

FOR THE QUARTER SEPTEMBER 30, 2003

1. The undersigned are the Chief Executive Officer and the Chief Financial Officer of Scott's Liquid Gold-Inc. ("Scott's Liquid Gold"). This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies the 10-Q Report of Scott's Liquid Gold for the quarter ended September 30, 2003.

2. We certify that such 10-Q Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of Scott's Liquid Gold.

This Certification is executed as of November 5, 2003.


/s/ Mark E. Goldstein
-----------------------------------
Mark E. Goldstein
President, Chief Executive Officer
 and Chairman of the Board

/s/ Jeffry B. Johnson
-----------------------------------
Jeffry B. Johnson
Treasurer and Chief Financial
 Officer