Form 10-K
period 2003-12-31
SCOTTS LIQUID GOLD INC
filed 2004-03-11
CIK 88000

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-13458

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
 $0.10 Par Value Common Stock

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $3,297,400.

        As of February 27, 2004, the Registrant had 10,356,000 shares of its $0.10 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The Registrant's definitive Proxy Statement for the Annual Meeting of shareholders scheduled to be held in May 12, 2004, is incorporated by reference in Part III.

PART I

Item 1. Business

General

        Scott's Liquid Gold-Inc., a Colorado corporation, was incorporated on February 15, 1954. Through its wholly-owned subsidiaries, the Company manufactures and markets quality household and skin care products and acts as a distributor in the United States of beauty care products contained in individual sachets and manufactured by Montagne Jeunesse. In this Report, the term "Company" refers to Scott's Liquid Gold-Inc. and its subsidiaries. The Company's business is comprised of two segments, household products and skin care products.

        The Company's household products consist of Scott's Liquid Gold® for wood, a wood preservative and cleaner, sold nationally for over 30 years, and Touch of Scent®, an aerosol room air freshener, distributed nationally since 1982. In early 1992, the Company entered into the skin care business through its subsidiary, Neoteric Cosmetics, Inc. The Company's skin care products consist primarily of Alpha Hydrox® products, other products manufactured by the Company, and sachets of Montagne Jeunesse. At the end of 2003, more than 15 skin care products were being marketed by the Company, as well as the Montagne Jeunesse sachets.

        For information on the Company's operating segments, please see Note 8, Segment Information, to the Consolidated Financial Statements of the Company.

        This report may contain "forward-looking statements" within the meaning of U.S. federal securities laws. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and the Company's performance inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of the Company's products in the marketplace; the degree of success of any new product or product line introduction by the Company; competitive factors; any decrease in distribution of (i.e. retail stores carrying) the Company's significant products; continuation of the Company's distributorship agreement with Montagne Jeunesse; the limited amount and effectiveness of advertising of the Company's products; limited resources available for such advertising; new competitive products and/or technological changes; dependence upon third party vendors and upon sales to major customers; changes in the regulation of the Company's products, including applicable environmental regulations; adverse developments in pending litigation; the loss of any executive officer; and other matters discussed in the Company's periodic filings with the Securities and Exchange Commission. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Strategy

        The Company's strategy is to manufacture and market high quality consumer products which are distinct within each category in which the Company competes. Scott's Liquid Gold for wood distinguishes itself from competing products as a wood cleaner and preservative, not simply a polish. Touch of Scent is different from most competing aerosol air fresheners in that it need not be shaken before each use, and, because it may be activated by an attractive dispenser which may be mounted on any hard, smooth surface, it is more convenient to use than competing aerosol brands. With respect to the Company's line of skin care products, Alpha Hydrox was one of the first alpha hydroxy acid skin care products sold to retailers for resale to the public at affordable prices. In 1998, the Company added a retinol product to its skin care line. In the first half of 1999, the Company introduced Neoteric Diabetic Skin Care®. In 2000, the Company introduced Alpha Hydrox Fade Cream as well as certain other skin care products which were subsequently discontinued. In 2001, the Company introduced a topical analgesic called RubOut™. Since 2001, the Company has sold Montagne Jeunesse sachets which are reasonably priced and designed for single use by the consumer. The Company will continue to examine other possible new products which the Company believes may fit well with the Company's know-how and financial capabilities.

        In the last ten years, the Company operated profitably from 1993 through 1997, incurred losses in 1998 through 2001, and 2003, and was profitable in 2002. Although the Company experienced a net loss in 1996 because of the settlement of an environmental lawsuit with the United States Army, it nonetheless produced an operating profit for that year. In the years 1998 through 2003, the Company experienced significant declines in sales of Alpha Hydrox skin care products manufactured by the Company and, to a lesser extent, the Company's major lines of household products. Information regarding reasons for the decline in sales of these products are stated in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The growth in sales of Alpha Hydrox from 1992 through 1996 caused the Company to make substantial investments in property, plant and equipment to handle that growth and the future growth of the Company's skin care products. The decline in sales of those products in 1998 through 2003, as well as declines in sales of household chemical products, has resulted in efforts by the Company to maintain or increase sales of the existing products, to introduce new products, and to decrease the Company's costs of doing business. The Company introduced new products and engaged in cost-cutting programs during 2000, 2001 and 2002.

        The goal of the Company for 2004 is to resume sales growth and attain profitability. To achieve these goals, the Company will continue to work on expansion of the distribution of Montagne Jeunesse® products and to focus its efforts on increasing sales of core Alpha Hydrox products and Scott's Liquid Gold for wood, which will include additional television advertising (using, in part, commercials developed in 2000, 2001, and 2002). In 2004, the Company intends to use direct response television advertising for a few of its cosmetic products, which involves commercials of approximately two minutes. In these commercials, viewers are given the opportunity to order products by phone. These commercials may also result in sales at retail stores. The Company will also consider the development of new niche products, offer to manufacture private label products for others, and explore the possibility of joint ventures which would utilize the manufacturing or marketing capabilities of the Company.

Products

        Scott's Liquid Gold for wood, a wood cleaner and preservative, has been the Company's core product since the Company's inception. It has been popular throughout the U.S. for over thirty years. Scott's Liquid Gold for wood, when applied to wood surfaces such as furniture, paneling, kitchen cabinets, outside stained doors and decking, penetrates microscopic pores in the surface and lubricates beneath, restoring moisture and, at the same time, minimizes the appearance of scratches, darkening the wood slightly. Scott's Liquid Gold preserves wood's natural complexion and beauty without wax.

        In 1982 the Company added the room air freshener Touch of Scent, to its line of household products. Touch of Scent, available in many fragrances, is intended to be used in conjunction with a decorative dispenser which can be mounted on any hard surface and into which the consumer inserts an aerosol refill unit. At a touch, the dispenser propels the fragrance from a refill unit into the air, masking unpleasant odors and refreshing the air with a pleasant scent. The Company manufactures both the dispenser and the refill unit. Unlike some competitive aerosol air fresheners, Touch of Scent is extremely dry and, therefore, leaves practically no residue after use. Touch of Scent sales have not been strong in recent years. In this regard, see Item 7 below, Management's Discussion and Analysis.

        Household products accounted for 36.8% of the Company's consolidated net sales in 2003, and 40.7% in 2002.

        In early 1992, the Company began to market two skin care products under the trade name of Alpha Hydrox. At the end of 2003, the Company's skin care line consisted of over 15 products. The Company's Alpha Hydrox skin care products are sold through a wholly-owned subsidiary, Neoteric® Cosmetics, Inc. Except for the Montagne Jeunesse sachets distributed by the Company, the Company's skin care products are manufactured by Neoteric Cosmetics. Several of the Alpha Hydrox products contain alpha hydroxyethanoic acids in low but effective concentrations. Properly blended with a carrier, alpha hydroxyethanoic acids gently slough off dead skin cells to promote a healthier, more youthful appearance and diminish fine lines and wrinkles. The Company's products with alpha hydroxy acids ("AHAs") include facial care products, a body lotion and a foot crème. In 2002, the Company reduced the number of Alpha Hydrox products containing AHAs to five in order to concentrate marketing and distribution resources of the Company and in response to decreasing sales of other items in the Alpha Hydrox line of skin care products. Other skin care products of the Company do not contain AHAs. These products include Neoteric Diabetic Skin Care, which is a healing crème and a therapeutic moisturizer developed by the Company to address the skin conditions of diabetics, caused by poor blood circulation, and which contains a patented oxygenated oil technology; an Alpha Hydrox Oxygenated Moisturizer, which is our second skin care product based on the oxygenated oil technology; a Retinol product containing a patented Microsponge technology that softens fine lines and wrinkles; an Alpha Hydrox Fade Cream designed to lighten age spots and skin discoloration caused by sun exposure and other factors; RubOut™, which is a topical analgesic which helps fade the discoloration of bruises and eases the pain from muscle sprains and bruises; and a body wash. The Montagne Jeunesse sachets, described more below, do not contain AHAs. Neoteric skin care products (including Montagne Jeunesse products) accounted for 63.2% of the Company's consolidated net sales in 2003, and 59.3% in 2002.

        In April of 2001, the Company made its first sale of skin care sachets under a distributorship agreement with Montagne Jeunesse. Montagne Jeunesse is a trading division of Medical Express (UK) Ltd., a company located in England. Montagne Jeunesse sachet products are currently sold in the United Kingdom, Holland, Italy, Ireland, Canada, Australia, Germany and Austria. Examples of the Montagne Jeunesse products are a facial scrub, a mud pack, face masks, a cream for foot rubs, and "one night" hair color. A significant portion of the Company's sales are now generated through the distribution of the Montagne Jeunesse products and, therefore, are dependent on the agreement under which they are purchased by the Company. See "Manufacturing and Suppliers" below.

        The Company, through its research and development group, continually considers and evaluates possible new products to be manufactured or sold by the Company. Generally these products involve household products or skin care products. At this time, the Company has not selected any specific product for introduction in 2004 but may introduce one or more products currently under consideration.

        The Company also manufactures injection molded components, currently consisting of plastic caps for Touch of Scent and Scott's Liquid Gold, and dispensers for Touch of Scent.

Marketing and Distribution

        All of the Company's products are sold nationally, directly and through independent brokers, to mass marketers, drugstores, supermarkets, and other retail outlets and to wholesale distributors. In 2003, Wal-Mart Stores, Inc. ("Wal-Mart") of Bentonville, Arkansas, accounted for approximately 33.7% of the Company's sales of household products. With regard to the Company's skin care products, Wal-Mart accounted for approximately 35.0% of 2003 sales, and K-Mart Corporation accounted for approximately 16.7% of 2003 sales. Wal-Mart accounted for approximately 34.5% of sales of both household products and skin care products in 2003. The loss of these customers for either household or skin care products could have a material adverse effect on the Company because it is uncertain whether the consumer base served by these customers would purchase the Company's products at other retail outlets. No long-term contracts exist between the Company and Wal-Mart, K-Mart Corporation or any other customer. The Company permits returns of its products by its customers, a common industry practice. A recent practice of retailers has been to return products that have either been discontinued or not sold after a period of time. The Company subtracts any returns from gross sales in determining the net sales shown on its financial statements.

        During the years 2001 through 2003, the Company experienced a decrease in the distribution of the Alpha Hydrox products as a result of slowing sales. Also, one mass merchandiser changed its retail policies in 2001 so that it carries only brands of large manufacturers. In 2003, the Company also experienced a decrease in retail stores carrying its Scott's Liquid Gold for wood because of declining sales. If sales of a Company product continue to decline, other retail stores, including potentially Wal-Mart or K-Mart, may discontinue the product. The Company's strategy is to maintain or increase sales of products through limited television advertising as described above. The level of advertising for the Company's products is constrained by the Company's size and financial resources. Any significant decrease in the distribution of Alpha Hydrox or Scott's Liquid Gold products at retail stores could have a material adverse effect on the Company's sales and operating results.

        The Company's household products and Alpha Hydrox have been advertised nationally on network television, on cable television, and, at times, in print media. In the past, the Company has also used radio advertising in selected areas and may do so in the future. During 2004, but subject to change, the Company plans a decrease in advertising expenditures from 2003 levels and plans to utilize primarily direct response television for advertising. To date, the Company has not used television advertising for the Montagne Jeunesse products. The Company periodically reviews its advertising plans and may revise planned advertising expenditures based upon actual sales results and competitive conditions.

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

        The Company sells its household and skin care products in Canada and other foreign countries. Please see Note 8, Segment Information, to the Consolidated Financial Statements for information regarding sales in foreign countries. Currently, foreign sales are made to distributors who are responsible for the marketing of the products, and the Company is paid for these products in United States currency.

Manufacturing and Suppliers

        The Company owns and operates its manufacturing facilities and equipment. With the exception of the Montagne Jeunesse sachets, the Company manufactures all of its products, maintaining a high quality standard. For all of its products, the Company must maintain sufficient inventories to ship most orders as they are received. Quality control is enforced at all stages of production, as well as upon the receipt of raw materials from suppliers. Raw materials are purchased from a number of suppliers and, at the present time, are readily available. Currently, the Company's sole supplier of glycolic acid, which is the most common type of alpha hydroxy acid used by the Company in its Alpha Hydrox products, is E.I. DuPont de Nemours. To the Company's knowledge, this supplier is one of only two U.S. manufacturers of the grade of glycolic acid approved for use by the Company. No contract exists between the Company and its supplier of glycolic acid. The Company's sole supply for the oxygenated oil used in Neoteric Diabetic Skin Care products is a French company with which the Company has a non-exclusive supply agreement. Relations with these suppliers and other suppliers are satisfactory.

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

        In 2001, the Company commenced purchases of the skin care sachets from Montagne Jeunesse under a distributorship agreement covering the United States. Montagne Jeunesse is the sole supplier of that product. The term of this distributorship agreement is five years with automatic rolling one-year renewals, subject to the rights of either party to terminate upon three months' notice or if certain minimum sales are not met or certain other events occur. For the year 2003, this minimum sales requirement was waived.

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

Regulation

        The Company is subject to various federal, state and local laws and regulations which pertain to the type of products it manufactures and sells. The Company's skin care products containing alpha hydroxy acids are cosmetics within the meaning of the Federal Food Drug and Cosmetic Act ("FFDCA"). The FFDCA defines "cosmetics" as products intended for cleansing, beautifying, promoting attractiveness or altering the appearance. The Company's cosmetic products are subject to regulation under the FFDCA and the Fair Packaging and Labeling Act ("FPLA"), and the regulations promulgated under these acts. The relevant laws and regulations are enforced by the U.S. Food & Drug Administration ("FDA"). Such laws and regulations govern the ingredients and labeling of cosmetic products and set forth general manufacturing practices for companies to follow. Although FDA regulations require that the safety of a cosmetic ingredient be substantiated prior to marketing, there is no requirement that a company contemplating inclusion of a cosmetic ingredient in its products submit to the FDA the results of its testing or any other data or information with respect to the ingredient. Prior to marketing its products, the Company conducts studies to demonstrate that its

Alpha Hydrox products do not irritate the skin or eyes. Consistent with regulations, the Company does not submit the results of its studies to the FDA.

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

        Following the issuance in June, 1997 of the CIR report, the FDA, in December, 1998, created a joint working group using staff from both the Center for Food Safety and Applied Nutrition and the Center for Drug Evaluation and Research to consider, among other things, whether products containing alpha hydroxy acid should be classified for regulatory purposes as drugs. This group is expected to analyze additional research initiated at the FDA's request. It is not expected that final recommendations by the working group will be forthcoming in the near-term future. Further, any recommendation of the group that dramatically restricts the availability of products containing alpha hydroxy acids would probably face strong opposition by manufacturers of these products. In addition, the FDA has stated that the FDA's National Center for Toxicological Research is currently investigating the effects of long-term exposure to alpha hydroxy acid. Although these studies have not been complete, the FDA in December, 2002 issued a draft guidance suggesting that cosmetic products containing alpha hydroxy acid alert users about the potential for increased skin sensitivity to sun and particularly the possibility of sunburn and what steps may be taken to avoid such consequences. A draft label was proposed by the FDA. The Company's labeling, as in effect for many years, is similar to the draft guidance; although this is not a legal requirement, the Company has included, and continues to include, the suggested caution on its product labels. On December 31, 2003, the FDA published a call for data on certain ingredients in various products, including AHAs which are part of wrinkle remover products. Manufacturers were asked to submit any data supporting the reclassification of these cosmetic products as over-the-counter drugs. If the FDA should change the regulatory classification of the Company's AHA products, there would be additional regulatory requirements applicable to the Company.

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

        Limitations regarding the VOC content of consumer products by both state and federal agencies will continue to be a part of regulatory efforts to achieve compliance for ozone at or near ground level. Under the Clean Air Act Amendments of 1990, the Environmental Protection Agency ("EPA") is required to study the contribution of consumer products to ozone problems and to promulgate regulations designed to reduce the VOC content of consumer products. During 1995, the EPA published a prioritized list of categories of consumer products for regulation, including categories which affect Scott's Liquid Gold for wood and Touch of Scent. Final regulations to control VOC's from these consumer products, which are no more stringent than those issued previously by CARB with which the Company complies, were published in September, 1998. Various states, in addition to California, have enacted or are considering promulgating VOC regulations for consumer products. The Company is unable to predict how many or which other states might enact legislation regulating the VOC content of consumer products or what effect such legislation might have upon its household products. The Company is aware that a group of approximately twelve northeastern states and the District of Columbia have collectively drafted the Ozone Transport Commission (OTC) Model Consumer Products Rule with standards substantially the same as those contained in the CARB regulations. To the Company's knowledge, at least some of these states including Delaware, New York, Maryland, and Pennsylvania have adopted VOC regulations based on this model; these new regulations become effective January 1, 2005. Other states are considering adoption of regulations based on this model.

Employees

        The Company employs 98 persons, 47 in plant and production related functions and 51 in administrative, sales and advertising functions. The number of employees decreased in 2001 and 2002, as part of the Company's cost cutting steps started in 2000. No contracts exist between the Company and any union. The Company monitors wage and salary rates in the Rocky Mountain area and pursues a policy of providing competitive compensation to its employees. The compensation of the Company's executive officers is under the review of the Compensation Committee of the Company's Board of Directors. Fringe benefits for Company employees include a medical and dental plan, life insurance, a 401(k) plan with matching contributions for lower paid employees (those earning $30,000 or less per annum), an employee stock ownership (ESOP) plan, and a profit sharing plan. The Company considers its employee relations to be satisfactory.

Patents and Trademarks

        At present, the Company owns one patent covering an ingredient used in some of the Company's skin care products. Additionally, the Company actively uses its registered trademarks for Scott's Liquid Gold, Liquid Gold, Touch of Scent, Alpha Hydrox, TriOxygenC®, and Neoteric in the United States and has registered trademarks in a number of additional countries. The Company's registered trademarks and pending trademark applications concern names and logos relating to its products as well as the design of boxes for certain of its products.

        In December 2000 (amended October 1, 2003), the Company entered into a license agreement with TriStrata Technology, Inc. which owns patents dealing with the use of alpha hydroxy acids for the purpose of reducing the appearance of wrinkles or fine lines. Under the license agreement, Neoteric Cosmetics and its affiliates have been granted a non-exclusive license for the life of the patents to make and sell skin care products using alpha hydroxy acids for, among other things, the reduction of the appearance of skin wrinkles and the reduction in the appearance of skin changes associated with aging. The license agreement covers a territory which includes the United States and certain foreign countries. In accordance with the license agreement, Neoteric Cosmetics pays a royalty on net sales of products covered by the agreement. This license agreement was part of the settlement of a lawsuit brought by TriStrata Technology against the Company and others alleging infringement of patents in selling and promoting skin care products which contain alpha hydroxy acid.

Available Information and Code of Ethics

        We will make available free of charge through the website http://www.businesswire.com/cnn/slgd.htm, this annual report, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission. These reports are not available on our website because of the expense of maintaining the reports on our website and because the reports are available at Business Wire's website. We will provide upon request and at no charge electronic or paper copies of these filings with the Securities and Exchange Commission (excluding exhibits).

        The Company will provide to any person without charge, upon request, a copy of the code of business conduct and ethics which has been adopted by the Company and which applies to the Company's principal executive officer, principal financial officer and principal accounting officer, among others.

        A request for reports filed with the SEC or the code of business conduct and ethics may be made to: Secretary, Scott's Liquid Gold-Inc., 4880 Havana Street, Denver, Colorado 80239.

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

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

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

2003 Three Months Ended			2002 Three Months Ended
	High	Low		High	Low
March 31	$0.55	$0.46	March 31	$0.70	$0.41
June 30	$0.58	$0.47	June 30	$0.60	$0.40
September 30	$0.58	$0.48	September 30	$0.57	$0.41
December 31	$0.75	$0.63	December 31	$0.60	$0.30

Shareholders

        As of February 27, 2004 the Company had approximately 1,100 shareholders of record.

Dividends

        The Company did not pay any cash dividends during the two most recent fiscal years. No decision has been made as to future dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for information concerning restrictions on dividends.

Other

        Current stock quotes, SEC filings of the Company, quarterly earnings and press releases can be found at: http://www.businesswire.com/cnn/slgd.htm.

Equity Plans

        The following table provides as of December 31, 2003 information regarding the Company's equity compensation plans, which consists of the 1993, 1997 and 1998 Stock Option Plans. The 1993 plan expired in January of 2003, and accordingly no shares are available for option under that plan. The

Company also has an Employee Stock Ownership Plan which invests only in common stock of the Company, but which is not included in the table below.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,139,300	$.66	390,700
Equity compensation plans not approved by security holders	—	—	—
Total	1,139,300	$.66	390,700

Stock Purchases

        The Company did not make any repurchases of its outstanding shares during the fourth quarter of 2003. Two of its executive officers, Mark E. Goldstein and Jeffrey R. Hinkle, purchased during the fourth quarter of 2003 the shares shown in the following table in privately negotiated transactions and not on the open market:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October, 2003	—	—	—	—
November, 2003	57,000	$0.58	—	Not Applicable
December, 2003	—	—	—	—

Item 6. Selected Financial Data

	2003	2002	2001	2000	1999
	(In Thousands of Dollars Except for Per Share Data)
Net sales:
Scott's Liquid Gold household products	$9,016	$10,155	$11,619	$11,823	$12,510
Skin care products	15,455	14,804	13,050	15,096	19,240

	$24,471	$24,959	$24,669	$26,919	$31,750

Net income (loss) before income taxes	$(190)	$1,092	$(1,290)	$(2,280)	$(761)
Income tax benefit	—	(480)	—	(435)	(256)

Net income (loss)	$(190)	$1,572	$(1,290)	$(1,845)	$(505)

Basic earnings (loss) per common share	$(0.02)	$.15	$(0.13)	$(0.18)	$(0.05)

Diluted earnings (loss) per share	$(0.02)	$.15	$(0.13)	$(0.18)	$(0.05)

Dividends declared per common share	$—	$—	$—	$—	$—

Assets	$24,453	$26,079	$26,299	$27,681	$29,063

Working capital	$5,058	$6,046	$4,619	$6,047	$7,519

Capital additions	$21	$14	$107	$95	$294

Depreciation	$693	$722	$742	$801	$888

Long-term debt, net of current maturities	$2,807	$3,685	$4,515	$5,309	$5,737

Selected Quarterly Financial Data

	2003
	First	Second	Third	Fourth	Year
Net Sales	$5,736	$5,608	$6,023	$7,104	$24,471
Gross Profit	$2,878	$2,545	$2,721	$3,458	$11,602
Income (loss) before income taxes	$(416)	$(747)	$231	$742	$(190)
Net income (loss)	$(416)	$(747)	$231	$742	$(190)
Income (loss) per share	$(0.04)	$(0.07)	$0.02	$0.07	$(0.02)
Diluted income (loss per share)	$(0.04)	$(0.07)	$0.02	$0.07	$(0.02)
	2002
	First	Second	Third	Fourth	Year
Net Sales	$4,912	$5,774	$6,227	$8,046	$24,959
Gross Profit	$2,138	$2,516	$3,241	$3,709	$11,604
Income (loss) before income taxes	$(846)	$(80)	$872	$1,146	$1,092
Net income (loss)	$(363)	$(80)	$872	$1,143	$1,572
Income (loss) per share	$(0.04)	$(0.01)	$0.09	$0.11	$0.15
Diluted income (loss per share)	$(0.04)	$(0.01)	$0.09	$0.11	$0.15

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

Revenue Recognition

        The Company's revenue recognition policy is significant because the amount and timing of revenue is a key component of the Company's results of operations. The Company follows the guidance of Staff Accounting Bulletin No. 104 ("SAB 104"), which requires that a strict series of criteria are met in order to recognize revenue related to product shipment. If these criteria are not met, the associated revenue is deferred until the criteria are met. Generally, these criteria are that there be an arrangement to sell the product, the Company has delivered the product in accordance with that arrangement, the sales price is determinable, and collectibility is probable.

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

        Reserves for bad debts ($82,000 and $105,000 at December 31, 2003 and December 31, 2002, respectively) are recorded based on estimates by management including factors surrounding the credit risk of specific customers and historical trends. The Company has been exposed to potential losses on receivables due from specific customers that have suffered financial difficulties. The Company has provided reserves against certain receivables from such customers in addition to amounts related to unidentified losses. Those reserves are reduced as those accounts are settled or written off. In the event that actual losses differ from these estimates or there is an increase in exposure relating to sales to specific customers, results of future periods may be impacted.

Income Taxes

        As of December 31, 2003, the Company has deferred income tax assets of $1,183,000 which primarily relate to expenses that are not yet deductible for tax purposes and net operating loss carryforwards, offset by deferred income tax liabilities for differences in the book and tax bases of property and equipment. The net deferred tax asset is fully reserved by a valuation allowance. The valuation allowance represents management's determination that the Company will more likely than not be unable to realize the value of such assets due to the uncertainty of future profitability.

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

Results of Operations

        During 2003 our distribution and sale of the Montagne Jeunesse line of products continued to grow while our household chemical products and other skin care products, other than the Montagne Jeunesse products, declined in sales compared to 2002 and prior years. The decrease in net income for 2003 as compared to 2002 was the result of three factors: (1) the increase in advertising of both our household chemical products and Alpha Hydrox skin care products which did not result in increased sales of the products over 2002, (2) other income in 2002 from the settlement of a lawsuit, and (3) an income tax refund in 2002.

Summary of Results as a Percentage of Net Sales

	Year Ended December 31,
	2003	2002	2001
Net sales
Scott's Liquid Gold household products	36.8%	40.7%	47.1%
Skin care products	63.2%	59.3%	52.9%

Total net sales	100.0%	100.0%	100.0%
Cost of sales	52.6%	53.5%	46.8%

Gross profit	47.4%	46.5%	53.2%
Other revenue	0.2%	2.6%	1.2%

	47.6%	49.1%	54.4%

Operating expenses	47.5%	43.7%	57.5%
Interest	0.9%	1.0%	2.1%

	48.4%	44.7%	59.6%

Income (loss) before income taxes	(0.8%)	4.4%	(5.2%)

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Comparative Net Sales

	2003	2002	Percentage Increase (Decrease)
Scott's Liquid Gold	$6,577,800	$7,356,100	(10.60)%
Touch of Scent	2,438,100	2,798,500	(12.90)%

Total household chemical Products	9,015,900	10,154,600	(11.20)%

Alpha Hydrox and other skin care	3,969,400	4,937,400	(19.60)%
Montagne Jeunesse skin care	11,485,400	9,867,000	16.40%

Total skin care products	15,454,800	14,804,400	4.40%

Total Net Sales	$24,470,700	$24,959,000	(2.00)%

        Consolidated net sales for 2003 were $24,470,700 versus $24,959,000 for 2002, a decrease of $488,300 or 2.0%. Average selling prices for 2003 were up by $623,800, or 2.5% from those of 2002.

Average selling prices of household products being up by $160,500, or 1.6%, and average selling prices of skin care products were up by $463,300, or 3.1%. This increase in average selling prices was primarily due to a decrease in coupon usage during 2003 and an increase in pricing on our Scott's Liquid Gold for wood products in 2003 versus 2002. Co-op advertising, marketing funds, slotting fees, and coupons paid to retailers are deducted from gross sales, and totaled $1,916,600 in 2003 versus $2,860,900 in 2002, a decrease of $944,300 or 33.0%, the majority of which was a decrease in coupon and co-op advertising expenses.

        During 2003, net sales of skin care products accounted for 63.2% of consolidated net sales compared to 59.3% in 2002. Net sales of those products were $15,454,800 in 2003 compared to $14,804,400 in 2002, an increase of $650,400 or 4.4%. The Company has continued to experience a drop in unit sales of the Company's earlier-established alpha hydroxy acid ("AHA") products due at least in part to maturing in the market for AHA-based skin care products and intense competition from producers of similar or alternative products, many of which are considerably larger than Neoteric Cosmetics, Inc. Sales of the Company's Alpha Hydrox products (with and without alpha hydroxy acid) have also decreased during 2002 and 2003, due to reduced distribution of those products at retail stores, including the Company's largest and other customers having reduced in 2003 the number of types of those products carried on their shelves and discontinuation of these products at certain retail chains. In addition, increased television advertising for Alpha Hydrox products in the first half of 2003 was not cost effective in terms of the impact on sales. In the second quarter of 2003, the Company's largest customer (which accounted for 23.6% of sales of Alpha Hydrox skin care products in 2002) decreased significantly the number of stores carrying Alpha Hydrox products of the Company. This change has resulted, and is likely to result in the future, in lower sales of those products. For 2003, the sales of the Company's Alpha Hydrox products accounted for 16.1% of net sales of skin care products and 10.2% of total net sales, compared to 23.5% of net sales of skin care products and 13.9% of total net sales in 2002.

        For 2003, sales of Montagne Jeunesse products comprised a majority of net sales of the Company's skin care products and offset declining shipments of Alpha Hydrox products. Net sales of Montagne Jeunesse were approximately $11,485,400 in 2003 compared to $9,867,000 in 2002. The Company believes that this increase in sales of Montagne Jeunesse is attributable primarily to wider distribution of the product, with more retail store chains carrying brands of Montagne Jeunesse sachets, new skin and hair care items in sachets of Montagne Jeunesse, and consumer acceptance of the product.

        As part of its sales efforts in the first half of 2003, the Company used direct response television (infomercial) commercials for the sale of its Alpha Hydrox products. The Company has not used television advertisements for the Montagne Jeunesse products. The Company did not introduce new products during 2003, except different items in Montagne Jeunesse sachets.

        Sales of household products in 2003 accounted for 36.8% of consolidated net sales compared to 40.7% in 2002. These products are comprised of Scott's Liquid Gold for wood, a wood cleaner which preserves as it cleans, and Touch of Scent, a room air freshener. Sales of household products were $9,015,900 in 2003 compared to $10,154,600 in 2002, a decrease of $1,138,700, or 11.2%. Sales of Scott's Liquid Gold for wood decreased from $7,356,100 in 2002 to $6,577,800 in 2003 (down by $778,300 or 10.6%) which the Company believes is due to limited television advertisement to support this product and to increased competition from existing and new products. Decreased distribution of this product in retail stores during the first half of 2003 and earlier periods may also have caused in part the sales decline. In the second half of 2003, the Company focused its efforts on the re-establishment or establishment of Scott's Liquid Gold for wood in certain national and local retail store chains. These ongoing efforts have resulted in sales of the product to several retail store chains not carrying it and may help maintain sales of Scott's Liquid Gold in 2004. Sales of Touch of Scent decreased to $2,438,100 in 2003 compared to $2,798,500 in 2002 (down by $360,400 or 12.9%) primarily due to a decrease in orders for, and distribution of, the Company's Touch of Scent dispenser package. Touch of Scent is primarily sold in a few large retail store chains in the United States.

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

        On a consolidated basis, cost of goods sold was $12,868,500 in 2003 compared to $13,354,800 for 2002, a decrease of $486,300 or 3.6% (on a sales decrease of about 1.2%). As a percentage of consolidated net sales, cost of goods sold was 52.6% in 2003 compared to 53.5% in 2002. The cost of goods sold as a percentage of consolidated net sales for 2003 compared to 2002 is almost unchanged as a result of offsetting factors. These factors include higher sales in 2003 of Montagne Jeunesse products (which have a higher cost than products manufactured by the Company) and spreading ongoing manufacturing costs of the Company over lower unit production in 2003 compared to 2002, offset by a decrease in 2003 of coupons and cooperative advertising deducted from gross revenues.

        The Company is working on ways to more fully utilize its production capacity at its manufacturing facilities in Denver. The Company discusses from time to time manufacturing private label products, but those discussions have not resulted in any agreements to date. The Company is currently considering with a party the possibility of manufacturing certain products as part of a joint project to manufacture and sell products in the United States. The Company does not know whether it will be successful in these efforts to manufacture products for third parties.

Operating Expenses, Interest Expense and Other Income

	2003	2002	Percentage Increase (Decrease)
Operating Expenses
Advertising	$1,843,800	$1,200,300	53.6%
Selling	6,151,500	5,594,500	10.0%
General & Administrative	3,641,500	4,105,000	(11.3)%

Total operating expenses	$11,636,800	$10,899,800	6.8%

Interest Income	$58,300	$54,000	8.0%
Other Income	$—	$594,600	(100.0)%
Interest Expense	$213,300	$261,100	(18.3)%

        Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, increased by $737,000 or 6.8% in 2003, when compared to 2002. The various components of operating expenses are discussed below.

        Advertising expenses for 2003 were $1,843,800 compared to $1,200,300 for 2002, an increase of $643,500 or 53.6% (primarily from an increase in television advertising). In 2003, the Company spent $976,100 to advertise its cosmetics products, compared to $742,500 in 2002, an increase of 31.5% and $867,700 in 2003 compared to $457,800 in 2002 to advertise household products, an increase of 89.5%. The Company plans to advertise its household products in 2004 at about 2003 levels, while decreasing its advertising of skin care products in 2004 versus 2003. The Company periodically reviews its advertising plans and may revise planned advertising expenditures based upon actual sales results and competitive conditions.

        Selling expenses for 2003 were $6,151,500 compared to $5,594,500 for 2002, an increase of $557,000 or 10.0%. That increase was comprised of an increase of $165,200 in freight and brokerage costs, an increase in travel expenses of $61,700, an increase in salary and fringe benefits of $161,300, an increase in internet and direct television sales expenses of $94,000 and a net increase in a variety of other expenses, none of which, by itself, was significant of $74,800.

        General and administrative expenses for 2003 were $3,641,500 compared to $4,105,000 for 2002, a decrease of $463,500 or 11.3% That decrease is made up of a decrease in salaries and fringe benefits of $656,800 (the year 2002 included the expensing of a separation agreement pertaining to the retirement of the Company's executive vice president), all offset by an increase in professional fees of $138,500, an increase in travel expenses of $37,200 and a net increase in other administrative expenses, none of which, by itself, was significant, of $17,600.

        Interest expense for 2003 was $213,300, versus $261,100 for 2002. Interest expense decreased because of the reduced principal of the Company's bank loan. Interest income for 2003 was $58,300 compared to $54,000 for 2002, which consists of interest earned on the Company's cash reserves in 2003 and 2002.

        Other revenue for 2002 reflects $594,000 received from a lawsuit settlement. This amount was the final judgment in the lawsuit against an insurer not participating in the settlement of an earlier environmental matter.

        The income tax benefit of $483,000 in 2002 results from the carry-back of the 2001 net operating loss made possible by a change in the tax laws in 2002.

        During 2003 and 2002, expenditures for research and development were not material (under 2% of revenues.)

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

        During 2002, net sales of cosmetics products accounted for 59.3% of consolidated net sales compared to 52.9% in 2001. Net sales of those products were $14,804,400 in 2002 compared to $13,050,400 in 2001, an increase of $1,754,000 or 13.4%. The Company continued to experience a drop in unit sales of the Company's earlier established alpha hydroxy acid products due at least in part to maturing in the market for alpha hydroxy acid-based skin care products and intense competition from producers of similar or alternative products, many of which are considerably larger than Neoteric Cosmetics, Inc. Sales of the Company's Alpha Hydrox products (with and without alpha hydroxy acid) in 2002, compared to 2001, were also affected by decreases in the distribution of those products at retail stores, including the Company's largest and other customers having reduced in prior quarters the number of types of those products carried on their shelves and discontinuation of these products at certain retail chains; and the Company believes that decreases in advertising expenses for Alpha Hydrox products was an additional reason for the decrease in sales of the Company's Alpha Hydrox products. In 2002, the Company reduced the number of types of its Alpha Hydrox products in order to concentrate marketing and distribution resources of the Company and in response to decreasing sales of the Alpha Hydrox line of skin care products. For 2002, the sales of Montagne Jeunesse were more than sufficient to offset the declining shipments of the Alpha Hydrox products. The net sales of Montagne Jeunesse were approximately $9,370,500 in 2002 compared to $3,115,200 in 2001; this product was not sold by the Company until the second quarter of 2001. The Company believes that this increase in sales of Montagne Jeunesse is attributable primarily to wider distribution of the product, with more retail store chains carrying stands of Montagne Jeunesse sachets, and consumer acceptance of the product. The Company did not use television advertisements for the Montagne Jeunesse products.

        New products for 2001 included a line of skin care products specifically designed for problems common to mature women (Alpha Radiance) and a unique topical analgesic (RubOut) which helps fade the discoloration of bruises and eases the pain from muscle sprains and bruises. These products began shipping in early 2001, but sales of these new products did not meet management's expectations. The Company did not introduce new products in 2002.

        In 2001, the Company commenced purchases of skin care sachets from Montagne Jeunesse under a distributorship agreement described earlier in this Report.

        Sales of household products in 2002 accounted for 40.7% of consolidated net sales compared to 47.1% in 2001. These products are comprised of Scott's Liquid Gold for wood, a wood cleaner which preserves as it cleans, and Touch of Scent, a room air freshener. Sales of household products were $10,154,600 in 2002 compared to $11,618,800 in 2001, a decrease of $1,464,200, or 12.6%. Sales of Scott's Liquid Gold for wood decreased from $8,333,500 in 2001 to $7,356,100 in 2002 (down by $977,400 or 11.7%) which the Company believes was due to less advertising and to increased competition from existing and new products. Sales of Touch of Scent decreased to $2,798,500 in 2002 compared to $3,285,300 in 2001 (down by $486,800 or 14.8%) primarily due to a decrease in orders for, and distribution of, the Company's Touch of Scent dispenser package.

        On a consolidated basis, cost of sales in 2002 was $13,354,800 compared to $11,543,100 in 2001, an increase of $1,811,700 or 15.7% (on a sales increase of about 1.2%). As a percentage of consolidated net sales, cost of sales was 53.5% in 2002 versus 46.8% in 2001, an increase of about 14.4% which was essentially due to a change in product mix (the cost for Montagne Jeunesse is higher than products manufactured by the Company, and some products are more costly to produce than others) and to the spreading of fixed manufacturing costs over lower unit production in 2002 than in 2001.

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

        Selling expenses for 2002 were $5,594,500 compared to $5,939,200 for 2001, a decrease of $344,700 or 5.8%. That decrease was comprised of a decrease of $178,700 in freight and brokerage costs, a decrease in travel expenses of $173,500, a decrease in salary and fringe benefits of $113,100, a decrease in postage of $53,100, a decrease in market research of $53,200, and a net decrease in a variety of other expenses, none of which, by itself, was significant, of $31,600, all offset by an increase in promotional merchandise of $133,700, and an increase in depreciation and royalty expenses of $124,800.

        General and administrative expenses for 2002 were $4,105,000 compared to $4,555,200 for 2001, a decrease of $450,200 or 9.9%. That decrease is made up of a decrease in professional fees of $137,800 (due to less legal fees than in 2001), a decrease in equipment rental expenses of $47,900, a decrease in travel expenses of $32,400, a decrease in salary and fringe benefit costs of $258,700, a decrease in bad debt expense of $81,900 and a net increase in other administrative expenses, none of which, by itself, was significant, of $108,500. Salary and fringe benefit costs would have decreased by more but for the expensing of a separation agreement pertaining to the retirement of the Company's executive vice president. The entire amount of the separation agreement was expensed in the third quarter of 2002 and will be paid out over the next three years.

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

        The income tax benefit of $480,100 results from the carry-back of a net loss as described in Note 5 to the Notes to Consolidated Financial Statements in Part I, Item 1 above in this Report of $483,000 net of state income tax expense of $2,900.

        During 2002 and 2001, expenditures for research and development were not material (under 2% of revenues).

Liquidity and Capital Resources

        The Company has a bank loan for approximately $3.7 million at the bank's base rate, adjustable yearly (4.75% at December 31, 2003), secured by the Company's land and buildings, with principal and interest payable monthly through November 2007. The loan agreement contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1. The Company may not declare any dividends that would result in a violation of either of these covenants. The foregoing requirements were met at the end of each quarter during 2003 and at December 31, 2003.

        During 2003, the Company's working capital decreased by $987,700, to $5,058,200, while its current ratio (current assets divided by current liabilities) decreased from 2.4:1 at December 31, 2002 to 2.3:1 at December 31, 2003. This decrease in working capital is attributable to a net loss of $189,600, a reduction of long-term debt of $878,100, a decrease in deferred tax liabilities of $42,600, an increase in non-current deferred tax assets of $658,000, and a decrease in accumulated comprehensive income of $2,800 offset by depreciation in excess of capital additions of $672,100, contributions to the Company's ESOP of $100,500, and a decrease in other assets of $10,800.

        At December 31, 2003, net trade accounts receivable were $1,108,600 compared to $1,808,000 at the end of 2002, a decrease of $699,400, primarily due to a decrease in fourth quarter 2003 sales versus those of the same period last year. Inventories were up by $516,000 at the end of 2003 compared to 2002, largely due to the increase in Montagne Jeunesse inventory, to support the increase in Montagne Jeunesse product sales. Prepaid expenses decreased by $173,100, primarily because of a decrease in prepaid television advertising. Trade accounts payable decreased from the end of 2002 to the end of 2003 by $441,200, largely due to a decrease in advertising payables and the decrease in raw material suppliers payables. Accrued payroll and benefits decreased $143,300 from 2002 to 2003 because of the payments made on the separation agreement noted above under General and Administrative Expenses.

        The Company has no significant capital expenditures planned for 2004 and has no current plans for any external financing, other than its existing bank loan. The Company expects that its available cash and cash flows from operating activities will fund the next twelve months' cash requirements.

        The Company's dependence on operating cash flow means that risks involved in its business can significantly affect its liquidity. Any loss of a significant customer, any further decreases in distribution of its skin care or household chemical products, any new competitive products affecting sales levels of the Company's products, any significant expense not included in the Company's internal budget could result in the need to raise cash, such as through a bank financing. The Company has no arrangements for an external financing of debt or equity, and the Company is not certain whether any such financing would be available on acceptable terms. Please also see other risks summarized in "Forward Looking Statements" below. The Company expects its operating cash flows to improve if the Company achieves profitability in 2004.

        The following table sets forth the contractual obligations of the Company in the aggregate. The Company has no capital lease obligations, unconditional purchase obligations or other long-term contractual obligations. The Company's long-term debt interest rate is a variable rate. The table below assumes a 4.75% annual interest rate for the Company's long-term debt.

CONTRACTUAL OBLIGATIONS

	Payments due by Period
	Total	Less than 1-Year	1-3 Years	4-5 Years	5 Years
Long-term debt, including interest	$4,051,500	$1,034,400	$2,068,800	$948,300	$—
Employee separation agreement	210,400	137,400	63,000	10,000	—
Operating lease obligations	149,200	98,500	50,700	—	—

Total Contractual Cash Obligations	$4,411,100	$1,270,300	$2,182,500	$958,300	—

        Pursuant to board resolutions, the Company contributed 152,942 shares of its $0.10 par value common stock, valued at the close of trading on September 11, 2003 at $0.49 per share for a total of $74,942, and 50,000 shares of its $0.10 par value common stock, valued at the close of trading on October 24, 2003 at $0.51 per share for a total of $25,500 to the Employee Stock Ownership Plan.

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

Item 8. Financial Statements and Supplementary Data

Independent Auditors' Report

To the Board of Directors and Shareholders of Scott's Liquid Gold-Inc.

        We have audited the accompanying consolidated balance sheet of Scott's Liquid Gold-Inc. and subsidiaries (the Company) as of December 31, 2003, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scott's Liquid Gold-Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EHRHARDT, KEEFE, STEINER & HOTTMAN P.C.

Denver, Colorado
February 5, 2004

Independent Auditors' Report

The Board of Directors and Shareholders
Scott's Liquid Gold-Inc.:

        We have audited the accompanying consolidated balance sheet of Scott's Liquid Gold-Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scott's Liquid Gold-Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Denver, Colorado
April 3, 2003

Consolidated Statements of Operations

	Year ended December 31,
	2003	2002	2001
Net sales	$24,470,700	$24,959,000	$24,669,200
Operating costs and expenses:
Cost of sales	12,868,500	13,354,800	11,543,100
Advertising	1,843,800	1,200,300	3,676,700
Selling	6,151,500	5,594,500	5,939,200
General and administrative	3,641,500	4,105,000	4,555,200

	24,505,300	24,254,600	25,714,200

Income (loss) from operations	(34,600)	704,400	(1,045,000)
Interest income	58,300	54,000	285,100
Interest expense	(213,300)	(261,100)	(530,100)
Other income	—	594,600	—

Income (loss) before income taxes	(189,600)	1,091,900	(1,290,000)
Income tax benefit (Note 5)	—	480,100	—

Net income (loss)	$(189,600)	$1,572,000	$(1,290,000)

Net income (loss) per common share (Note 7):
Basic	$(0.02)	$.15	$(0.13)

Diluted	$(0.02)	$.15	$(0.13)

Weighted average shares outstanding:
Basic	10,209,200	10,153,100	10,115,200

Diluted	10,209,200	10,153,100	10,115,200

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$3,498,600	$2,786,400
Investment securities	305,300	1,573,000
Trade receivables, net of allowance for doubtful accounts of $82,000 and $105,000, respectively	1,108,600	1,808,000
Other receivables	35,400	24,500
Inventories (Note 2)	3,122,600	2,606,600
Prepaid expenses	256,400	429,500
Deferred tax assets (Note 5)	525,000	1,225,600

Total current assets	8,851,900	10,453,600
Property, plant and equipment, net (Note 3)	14,909,300	15,581,400
Deferred tax assets (Note 5)	658,000	—
Other assets	33,400	44,200

	$24,452,600	$26,079,200

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,256,900	$1,698,100
Accrued payroll and benefits	1,106,300	1,249,600
Other accrued expenses	552,500	630,000
Current maturities of long-term debt (Note 4)	878,000	830,000

Total current liabilities	3,793,700	4,407,700
Long-term debt, net of current maturities (Note 4)	2,807,300	3,685,400
Deferred tax liabilities (Note 5)	1,183,000	1,225,600

	7,784,000	9,318,700
Commitments and contingencies (Notes 4, 6, 9 and 10)
Shareholders' equity (Note 6):
Common stock; $.10 par value, authorized 50,000,000 shares; issued and outstanding 10,356,000 shares (2003), and 10,153,100 shares (2002)	1,035,600	1,015,300
Capital in excess of par	4,927,200	4,847,000
Accumulated comprehensive income	5,600	8,400
Retained earnings	10,700,200	10,889,800

Shareholders' equity	16,668,600	16,760,500

	$24,452,600	$26,079,200

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)

	Common Stock
Years ended December 31, 2003, 2002, and 2001			Capital in Excess of Par	Accumulated Comprehensive Income (loss)	Retained Earnings	Comprehensive Income (loss)
	Shares	Amount
Balance, December 31, 2000	10,103,100	$1,010,300	$4,829,500	$23,500	$10,607,800
Stock issued for services	50,000	5,000	17,500	—
Unrealized loss on investment securities	—	—		(15,300)	—	(15,300)
Net loss	—	—	—	—	(1,290,000)	(1,290,000)

Balance, December 31, 2001	10,153,100	1,015,300	4,847,000	8,200	9,317,800
Total comprehensive loss						$(1,305,300)

Unrealized gain on investment securities	—	—	—	200	—	200
Net income	—	—	—	—	1,572,000	1,572,000

Balance, December 31, 2002	10,153,100	1,015,300	4,847,000	8,400	10,889,800
Total comprehensive income						$1,572,200

Stock issued to ESOP Plan	202,900	20,300	80,200	—	—
Unrealized loss on investment securities				(2,800)	—	(2,800)
Net loss	—	—		—	(189,600)	(189,600)

Balance, December 31, 2003	10,356,000	$1,035,600	$4,927,200	$5,600	$10,700,200

Total comprehensive loss						$(192,400)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2003	2002	2001
Cash Flows from Operating Activities:
Net income (loss)	$(189,600)	$1,572,000	$(1,290,000)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	704,200	756,000	750,300
Gain on marketable securities	—	—	(15,200)
Stock issued for services	—	—	22,500
Stock issued to ESOP	100,500	—	—
Change in assets and liabilities:
Trade and other receivables, net	688,500	(767,600)	(450,900)
Inventories	(516,000)	1,590,200	(974,000)
Prepaid expenses and other assets	173,100	(308,400)	(32,600)
Accounts payable and accrued expenses	(662,000)	(970,000)	543,600

Total adjustments to net income (loss)	488,300	300,200	(156,300)

Net Cash Provided (Used) by Operating Activities	298,700	1,872,200	(1,446,300)

Cash Flows from Investing Activities:
Purchase of investment securities	(495,600)	(1,605,800)	(2,185,300)
Proceeds from sale or maturity of investment securities	1,760,500	2,102,000	3,977,600
Purchases of property, plant and equipment	(21,300)	(13,900)	(106,700)

Net Cash Provided by Investing Activities	1,243,600	482,300	1,685,600

Cash Flows from Financing Activities:
Principal payments on long-term borrowings	(830,100)	(788,900)	(644,700)

Net Cash Used by Financing Activities	(830,100)	(788,900)	(644,700)

Net Increase (Decrease) in Cash and Cash Equivalents	712,200	1,565,600	(405,400)
Cash and Cash Equivalents, beginning of year	2,786,400	1,220,800	1,626,200

Cash and Cash Equivalents, end of year	$3,498,600	$2,786,400	$1,220,800

Supplemental disclosures:
Cash paid during the year for:
Interest	$214,900	$261,900	$538,700
Income taxes	$400	$1,900	$—

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

(e)
Investments in Marketable Securities

        The Company accounts for investments in marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities", which requires that the Company classify investments in marketable securities according to management's intended use of such investments. The Company invests its excess cash and has established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company considers all investments as available for use in its current operations, and therefore classifies them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, net of tax, reported as a separate component of shareholders' equity and comprehensive income (loss). The cost of the securities sold is based on the specific identification method. Investments in corporate and government securities as of December 31, 2003 are scheduled to mature within one year.

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

        The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. The fair value of investments in marketable securities is based upon quoted market value. The Company's long-term debt bears interest at a variable rate, the lender's base rate, which approximates the prime rate. The carrying value of long-term debt approximates fair value as of December 31, 2003 and 2002.

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

(k)
Revenue Recognition

        Revenue is recognized upon delivery of products to customers, which is when title passes. Reserves for estimated market development support, pricing allowances and returns are provided in the period of sale as a reduction of revenue. Reserves for returns and allowances are recorded as a reduction of revenue, and are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. At December 31, 2003 and December 31, 2002, approximately $873,400 and $1,319,300, respectively, had been reserved as a reduction of accounts receivable, and approximately $175,000 and $215,400, respectively, had been reserved as current liabilities. Co-op advertising, marketing funds, slotting fees and coupons are deducted from gross sales, and totaled $1,916,600 and $2,860,900 in 2003 and 2002, respectively.

(l)
Advertising Costs

        The Company expenses advertising costs as incurred.

(m)
Stock-based Compensation

        The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Under APB No. 25, employee stock options are accounted for based upon the intrinsic value, which is the difference between the exercise price and fair value of the underlying common stock. Generally, if the exercise price of employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recorded. The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-based Compensation" (See Note 6—Shareholders' Equity).

        Had compensation cost been recorded based on the fair value of the options granted, the Company's pro-forma net income (loss) and net income (loss) per share for the years ended December 31, 2003, 2002, and 2001 would have been as follows:

	2003		2002		2001
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro-Forma
Net income (loss)	$(189,600)	$(393,300)	$1,572,000	$1,454,700	$(1,290,000)	$(1,292,500)
Basic earnings (loss) per share	$(0.02)	$(0.04)	$0.15	$0.14	$(0.13)	$(0.13)
Diluted earnings (loss) per share	$(0.02)	$(0.04)	$0.15	$0.14	$(0.13)	$(0.13)

        The fair value of options granted has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions at December 31:

	2003	2002	2001
Dividend rate	$—	$—	$—
Expected volatility	169%	172%	116%
Risk-free interest rate	3.04%	3.06%	3.46%
Expected life	4.5 years	4.5 years	4.5 years
(n)
Comprehensive Income

        The Company follows SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income includes all changes in equity during a period from non-owner sources.

(o)
Shipping and Handling Costs

        The Company classifies amounts billed to a customer in a sale transaction related to shipping and handling as revenue and classifies shipping and handling costs as a component of selling expense on the accompanying Consolidated Statement of Operations. Shipping and handling costs totaled $1,503,000, $1,239,000 and $1,305,500 for the years ended December 31, 2003, 2002, and 2001, respectively.

Note 2: Inventories

        Inventories consisting of materials, labor and overhead at December 31 were comprised of the following:

	2003	2002
Finished goods	$2,413,700	$1,889,000
Raw Materials	1,072,900	1,117,600
Inventory valuation in reserve	(364,000)	(400,000)

	$3,122,600	$2,606,600

Note 3: Property, Plant and Equipment

        Property, plant and equipment at December 31 were comprised of the following:

	2003	2002
Land	$1,091,500	$1,091,500
Buildings	16,257,300	16,257,300
Production equipment	7,502,800	7,502,800
Office furniture and equipment	1,880,100	1,867,400
Other	182,000	188,000

	26,913,700	26,907,000
Less: Accumulated depreciation	12,004,400	11,325,600

	$14,909,300	$15,581,400

        Depreciation expense for the years ended December 31, 2003, 2002, and 2001 was $693,400, $721,500, and $742,300, respectively.

Note 4: Long-Term Debt

        The Company has a term loan agreement in the amount of $6.0 million with a commercial bank. The loan agreement with the Company's bank contains affirmative and negative covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1 and limits the payment of dividends on common stock. The covenants were met at the end of each quarter during 2003, 2002 and 2001 and at December 31, 2003 and 2002.

        Long-term debt at December 31 is presented below:

	2003	2002
First mortgage loan, secured by land and buildings, due November 20, 2007, principal and interest of $86,200 payable monthly, interest at bank base rate (4.75% at December 31, 2003), adjusted annually	$3,685,300	$4,515,400
Less current maturities	878,000	830,000

Long-term debt	$2,807,300	$3,685,400

        Maturities of long-term debt for the years 2004 through 2007 are respectively: $878,000; $917,000; $964,000; and $926,300.

Note 5: Income Taxes

        The benefit for income tax for the years ended December 31 is as follows::

	2003	2002	2001
Current provision (benefit):
Federal	$—	$(483,000)	$—
State	—	2,900	—

Total current provision (benefit)	—	(480,100)	—

Deferred provision (benefit):
Federal	(24,100)	783,900	(444,100)
State	(2,200)	70,500	(40,000)
Valuation allowance	26,300	(854,400)	484,100

Total deferred provision (benefit)	—	—	—

Provision (benefit):
Federal	—	(483,000)	40,000
State	—	2,900	(40,000)

Total provision (benefit)	$—	$(480,100)	$—

        Income tax expense (benefit) at the statutory tax rate is reconciled to the overall income tax expense (benefit) as follows:

	2003	2002	2001
Federal income tax at statutory rates	$(64,500)	$371,200	$(438,600)
State income taxes, net of federal tax effect	(5,800)	41,900	(39,500)
Other	44,000	(38,800)	(6,000)

Total	(26,300)	374,300	(484,100)
Change in valuation allowance	26,300	(854,400)	484,100

Effective tax	$—	$(480,100)	$—

        Deferred taxes are determined based on estimated future tax effects of differences between the amounts reflected in the financial statements and the tax basis of assets and liabilities given the provisions of enacted tax laws. The net deferred tax assets and liabilities as of December 31, 2003 and 2002 are comprised of the following:

	2003	2002
Deferred tax assets:
Trade receivables	$30,400	$38,900
Inventories	133,800	148,800
Accrued insurance	18,300	44,500
Accrued vacation	252,300	229,600
Accrued payroll	78,000	132,300
Net operating loss carryforwards	879,400	813,600
Other	12,200	13,000
Valuation allowance	(221,400)	(195,100)

Total deferred tax assets	1,183,000	1,225,600
Less current portion	525,000	1,225,600

Net non-current deferred tax assets	$658,000	$—

Deferred tax liability:
Accelerated depreciation for tax purposes	$(1,183,000)	$(1,225,600)

Net noncurrent deferred tax liability	$(1,183,000)	$(1,225,600)

        At December 31, 2003, the Company had federal net operating loss carryforwards of approximately $1,773,000, which expire over a period ending in 2023. At December 31, 2003 and 2002 the Company had no federal tax credit carryforwards. The Company has state net operating losses of approximately $8,600,000 expiring over a period ending in 2023.

        For the year ended December 31, 2001, the Company increased its valuation allowance by $637,400 due mainly to the uncertainty relating to the realization of the Company's net operating loss carryforwards. Tax law changes in 2002 permitted the Company to carryback its 2001 tax loss to 1997 and recover $483,000 in previously paid federal income taxes. This change in the tax law, along with taxable income in 2002 resulted in the utilization of operating losses from both 2001 and 2000. As a result of the utilization of net operating loss carryforwards, the Company reduced the valuation allowance by $854,400 during the year ended December 31, 2002. The Company further increased the valuation allowance by $26,300 primarily related to uncertainty as to realization of its operating loss for 2003. The amount of the deferred tax assets considered realizable could be adjusted in the future based upon changes in circumstances that result in a change in management's assessment of the Company's ability to realize those deferred tax assets through the generation of taxable income or other tax events.

        A reconciliation of the Company's income (loss) before taxes for financial statement purposes to taxable income (loss) is as follows:

	Year Ended December 31,
	2003	2002	2001
Income (loss) before income taxes	$(189,600)	$1,091,900	$(1,290,000)
Differences between income (loss) before income taxes and taxable income (loss):
Permanent differences	12,000	10,600	16,400
Net changes in temporary differences	(105,600)	(320,500)	50,200

Federal taxable income (loss)	$(283,200)	$782,000	$(1,223,400)

Note 6: Shareholders' Equity

        In 1993, a non-qualified stock option plan was adopted for the outside directors and in 1997, an incentive stock option plan was adopted for Company employees. The 1993 plan expired in January of 2003, and accordingly no shares are available for option under that plan. In 1998, a stock option plan for Company employees, officers and directors was adopted. All of the plans permitted the Company to grant options up to an aggregate of 1,800,000 shares of common stock. Options are granted at not less than fair market value of the stock on the date of grant and are exercisable for five years from the grant date. All options granted to employees are fully vested on the date of grant.

	1993 Plan		1997 Plan		1998 Plan
	Number of Shares	Average Option Price Per Share	Number of Shares	Average Option Price Per Share	Number of Shares	Average Option Price Per Share
Maximum number of shares under the plans	400,000		300,000		1,100,000

Outstanding, December 31, 2000	281,700	$1.40	254,200	$1.64	798,800	$1.08
Granted in 2001	5,000.62		—	—	—
Exercised	—	—	—	—	—	—
Cancelled/Expired	(105,000)	1.12	(22,000)	1.62	(173,000)	1.54

Outstanding, December 31, 2001	181,700	1.55	232,200	1.64	625,800.96
Granted in 2002	100,000.57		50,000.50		50,000.57
Exercised	—	—	—	—	—	—
Cancelled/Expired	(106,700)	1.66	(15,000)	1.59	(161,000)	1.11

Outstanding, December 31, 2002	175,000.92		267,200	1.43	514,800.87
Granted in 2003	—	—	—	—	569,000	0.58
Exercised	—	—	—	—	—	—
Cancelled/Expired	(45,000)	1.69	(215,200)	1.63	(126,500)	1.10

Outstanding, December 31, 2003	130,000	$0.65	52,000	$0.61	957,300	$0.67

Available for issuance, December 31, 2003	—		248,000		142,700

        A summary of additional information related to the options outstanding as of December 31, 2003 is as follows:

	Options Outstanding and Exercisable
		Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Price
$0.50 — $0.97	1,099,000	3.3 years	$.63
$1.09 — $1.56	19,800	.1 years	$1.56
$1.65 — $2.00	20,500	.1 years	$1.72

Total	1,139,300	3.2 years	$.66

        The weighted average fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions at December 31:

	2003	2002	2001
Dividend rate	$—	$—	$—
Expected volatility	169%	172%	116%
Risk-free interest rate	3.04%	3.06%	3.46%
Expected life	4.5 years	4.5 years	4.5 years

        Using these assumptions, the fair value of the stock options granted in 2003, 2002 and 2001 were estimated to be approximately $203,700, $117,300, and $2,500, respectively, net of income taxes.

        The Company has an Employee Stock Ownership Plan ("Plan") to provide retirement benefits for its employees. The Plan is designed to invest primarily in the Company's common stock and is non-contributory on the part of the Company's employees. Contributions to the Plan are discretionary as determined by the Company's Board of Directors. The Company expenses the cost of contributions to the Plan which amounted to $100,500 (202,900 shares) $27,700 (50,000 shares), and $31,200 (50,000 shares) in 2003, 2002 and 2001, respectively. In 2003 the shares contributed were issued from authorized but unissued shares, in 2002 and 2001 all shares contributed were purchased on the open market.

        In October 2001, the Company issued 50,000 shares of common stock to Montagne Jeunesse, for no consideration. The shares are fully vested upon issuance. The Company recorded expense totaling $22,500.

Note 7: Earnings per Share

        The Company presents basic and diluted earnings or loss per share in accordance with SFAS No. 128 "Earnings per Share" which establishes standards for computing and presenting basic and diluted earnings per share. Per share data is determined by using the weighted average number of common shares outstanding. Common equivalent shares are considered only for diluted earnings per share, unless considered anti-dilutive (as in the years 2003 and 2001). Common equivalent shares, determined using the treasury stock method, result from stock options with exercise prices that are below the average market price of the common stock. A reconciliation of the weighted average number of common shares outstanding is as follows:

	2003	2002	2001
Common shares outstanding, beginning of the year	10,153,100	10,153,100	10,103,100
Common stock issued	202,900	—	50,000
Stock options exercised	—	—	—

Common shares outstanding, end of year	10,356,000	10,153,100	10,153,100

Weighted average number of common shares outstanding	10,209,200	10,153,100	10,115,200
Common share equivalents	—	—	—

Diluted weighted average number of common shares outstanding	10,209,200	10,153,100	10,115,200

        The Company has authorized 20,000,000 shares of preferred stock issuable in one or more series, none of which is issued or outstanding as of December 31, 2003.

        At December 31, 2003, the Company had 1,139,300 stock options outstanding which have been excluded from diluted common shares outstanding due to their antidilutive effect.

Note 8: Segment Information

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

        The Company's accounting policies for its segments are the same as those described in Note 1, "Summary of Significant Accounting Policies." Management evaluates segment performance based on segment income or loss before profit sharing, bonuses, income taxes and nonrecurring gains and losses. The following provides information on the Company's segments as of and for the years ended December 31:

	2003		2002		2001
	Household Products	Skin Care Products	Household Products	Skin Care Products	Household Products	Skin Care Products
Net sales to external customers	$9,015,900	$15,454,800	$10,154,600	$14,804,400	$11,618,800	$13,050,400
Income (loss) before profit sharing, bonuses and income taxes	(106,900)	(82,700)	1,207,000	(100,600)	214,200	(1,504,200)
Identifiable assets	3,640,100	6,416,100	3,907,300	6,681,200	3,862,700	7,817,600

        The following is a reconciliation of segment information to consolidated information:

	2003	2002	2001
Net sales to external customers	$24,470,700	$24,959,000	$24,669,200

Income (loss) before profit sharing, bonuses and income taxes	$(189,600)	$1,106,400	$(1,290,000)

Consolidated income (loss) before income taxes	$(189,600)	$1,091,900	$(1,290,000)

Identifiable assets	$10,056,200	$10,588,500	$11,680,300
Corporate assets	14,396,400	15,490,700	14,619,100

Consolidated total assets	$24,452,600	$26,079,200	$26,299,400

        The Company attributes net sales to different geographic areas based on the location of the customer. All of the Company's long-lived assets are located in the United States. For the year ended December 31, revenues for each geographical area are as follows:

	2003	2002	2001
United States	$24,214,100	$24,694,400	$24,086,500
Foreign countries	256,600	264,600	582,700

Total net sales	$24,470,700	$24,959,000	$24,669,200

        In 2003, 2002 and 2001, one customer accounted for approximately $9,100,000, $9,400,000, and $8,100,000, respectively, of consolidated net sales. Both segments sell to this customer. This customer is not related to the Company. A loss of this customer could have a material effect on the Company because it is uncertain whether the Company's consumer base served by this customer would purchase the Company's products at other retail outlets. The outstanding trade receivable from this same customer accounted for 29.2%, and 40.9% of total trade receivables at December 31, 2003 and 2002, respectively. Another customer accounted for approximately $3,000,000 (12.3%) of consolidated net sales in 2003; however, the outstanding trade receivables from this customer accounted for only 6.0% of total trade receivables at December 31, 2003. The outstanding trade receivable from one other customer accounted for 11.2% of total trade receivables at December 31, 2002. No long-term contracts exist between the Company and these customers or any other customer.

Note 9: Retirement Plans

        The Company has a 401(k) Profit Sharing Plan ("401(k) Plan") covering its full-time employees who have completed four months of service as defined in the 401(k) Plan, and are age 18 or older. Participants may defer from 1 to 75% of their compensation up to the maximum limit determined by law. The Company may make discretionary "matching" contributions up to a maximum of 6% of each participant's compensation, but only for those employees earning no more than $30,000 annually. Additionally, the Company makes discretionary "profit sharing" contributions to eligible employees. Participants are always fully vested in their contributions, matching contributions and allocated earnings thereon. Vesting in the Company's profit sharing contribution is based on years of service, with a participant fully vested after five years. Company matching contributions totaled $6,600, $9,600, and $11,800, in 2003, 2002, and 2001, respectively. The Company has made no discretionary profit sharing contributions in 2003, 2002 or 2001.

Note 10: Litigation, Commitments and Contingencies

        In 2001, the Company commenced purchases of the skin care sachets from Montagne Jeunesse under a distributorship agreement covering the United States. Montagne Jeunesse is the sole supplier of that product. Sales of these products represent a significant source of the Company's revenues. The term of this distributorship agreement is five years with automatic rolling one-year renewals, subject to the rights of either party to terminate upon three months' notice or if certain minimum sales are not met or certain other events occur. For the years 2003 and 2002, this minimum sales requirement was waived, with no conditions. The principal and controlling owner of Montagne Jeunesse is the managing director and sole owner of Atchinson Investments, Ltd., which owned, to the knowledge of the Company, at December 31, 2003, approximately five percent of the Company's outstanding common stock.

        The Company has entered into various operating lease agreements, primarily for office equipment. Annual rental expense under these leases totaled $110,600, $97,800, and $149,600 in 2003, 2002 and 2001, respectively. Minimum annual rental payments under noncancellable operating leases are $98,500, $45,800, and $4,900 for the years ending December 31, 2004, 2005 and 2006, respectively.

Note 11. Transactions with Related Parties

        The Company adopted a bonus plan for its executive officers for 2003. The plan provides that an amount will be distributed to the Company's executive officers equal to 10% of the annual before tax profit exceeding $1,000,000, excluding items that are infrequent, unusual, or extraordinary. In 2002, although before tax profit exceeded $1,000,000 no executive bonuses were paid because of the exclusions mentioned above, and in 2003 and 2001, no bonuses were accrued or paid due to net losses. The Company has adopted substantially the same plan for its executive officers in 2004.

Note 12. Valuation and Qualifying Accounts (in thousands)

	Balance at beginning of year	Additions charged to expense	Deductions	Balance at end of year
Year ended December 31, 2001:
Returns and allowances, market development support and doubtful accounts reserve	$1,900,000	$5,523,200	$5,663,000	$1,760,200
Inventory valuation reserve	350,000	726,900	326,900	750,000
Year ended December 31, 2002:
Returns and allowances, market development support and doubtful accounts reserve	1,760,200	5,051,300	5,387,200	1,424,300
Inventory valuation reserve	750,000	382,800	732,800	400,000
Year ended December 31, 2003:
Returns and allowances, market development support and doubtful accounts reserve	1,424,300	3,621,300	4,090,200	955,400
Inventory valuation reserve	400,000	17,000	53,000	364,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9.A. Controls and Procedures.

        As of December 31, 2003, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms as of December 31, 2003. There was no change in our internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. Certain Relationships and Related Transactions.

Item 14. Principal Accountant Fees and Services.

        For Part III, the information set forth in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held in May, 2004, hereby is incorporated by reference into this Report.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	(1)	Financial Statements:
		Consolidated Statements of Operations—Years ended December 31, 2003, 2002 and 2001
		Consolidated Balance Sheets—Years ended December 31, 2003, 2002 and 2001
		Consolidated Statements of Cash Flows—Years ended December 31, 2003, 2002 and 2001
		Consolidated Statements of Shareholders' Equity and Comprehensive Income—Years ended December 31, 2003, 2002 and 2001
		Notes to Consolidated Financial Statements
		Independent Auditors' Report
	(2)	Financial Statement Schedules:
		None.
(b)
Reports on Form 8-K:

        The following reports were filed by the Company on Form 8-K during the quarter ended December 31, 2003: A report filed on November 5, 2003 regarding Item 12, Results of Operations and Financial Condition

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
10.2*	Amended Key Executive Disability Plan—Scott's Liquid Gold-Inc. incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.
10.3*	2004 Key Executive Bonus Plan.

10.4*
Indemnification Agreement dated May 6, 1987, between the Registrant and Mark E. Goldstein, incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement dated December 23, 1991, between the Registrant and Dennis H. Field, incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002; Amendment to Indemnification Agreement dated January 17, 1992, between the Registrant and Dennis H. Field, incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated July 12, 2000, between the Company and Jeffrey R. Hinkle, incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated August 16, 2000, between the Company and Carl A. Bellini, incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated November 2, 2000, between the Company and Jeffry B. Johnson, incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated November 20, 2002 between the Company and Dennis P. Passantino, incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002; and, an Indemnification Agreement, dated January 26, 2004 between the Company and Gerald J. Laber.
10.5
Sales Distribution Rights Agreement dated December 1, 2000 between Montagne Jeunesse, a trading division of Medical Express (UK) Ltd., and the Company, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001; Amendment dated August 15, 2001 between Montagne Jeunesse, a trading division of Medical Express (UK) Ltd., and the Company, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001; Amendment dated October 21, 2002 between Montagne Jeunesse, a trading division of Medical Express (UK) Ltd., and the Company, incorporated by reference to Exhibit 10.5 of the Company's 2002 Annual Report on form 10-K for the year ended December 31, 2002; and Amendment dated November 24, 2003 between Montagne Jeunesse, a trading division of Medical Express (UK) Ltd., and the Company.
10.6*
Scott's Liquid Gold-Inc. Employee Stock Ownership Plan and Trust Agreement, Amended and Restated Effective January 1, 2001, incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001; and Second Amendment to Scott's Liquid Gold-Inc. Employee Stock Ownership Plan, effective as of January 1, 2003.
10.7*
Scott's Liquid Gold-Inc. 1993 Stock Option Plan for Outside Directors, incorporated by reference to Exhibit 4.7 of the Company's Registration Statement No. 33-63254 on Form S-8, filed with the Commission on May 25, 1993.
10.8*	Scott's Liquid Gold-Inc. 1998 Stock Option Plan, incorporated by reference to Exhibit 4.3 of the Company's Registration Statement No. 333-51710, filed with the Commission on December 12, 2000.
21	List of Subsidiaries.
23	Consent of Ehrhardt, Keefe, Steiner & Hottman PC.
23.1	Consent of KPMG LLP.

24	Powers of Attorney.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification.

*
Management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOTT'S LIQUID GOLD-INC., a Colorado corporation
By:	/s/ MARK E. GOLDSTEIN Mark E. Goldstein, President and Chief Executive Officer Principal Executive Officer
By:	/s/ JEFFRY B. JOHNSON Jeffry B. Johnson, Treasurer and Chief Financial Officer Principal Financial Officer
By:	/s/ BRIAN L. BOBERICK Brian L. Boberick, Controller
Date: March 2, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

Date	Name and Title		Signature

March 2, 2004	Mark E. Goldstein,	)
	Director	)
)
March 2, 2004	Jeffrey R. Hinkle,	)
	Director	)	/s/ JEFFRY B. JOHNSON
)
March 2, 2004	Jeffry B. Johnson,	)	Jeffry B. Johnson, for
	Director	)	himself and as Attorney-in-
March 2, 2004	Dennis P. Passantino,	)	Fact for the named directors
	Director	)	who together constitute of
		)	all of the members
March 2, 2004	Carl A. Bellini,	)	Registrant's Board
	Director	)
)
March 2, 2004	Dennis H. Field,	)
	Director	)
)
March 2, 2004	Gerald J. Laber,	)
	Director	)

EXHIBIT INDEX

Exhibit Number	Document
3.1	Restated Articles of Incorporation, as amended and restated through May 1, 1996, incorporated by reference to Exhibit 3.1 of the Company's Annual Report on From 10-K for the year ended December 31, 2001.
3.2	Bylaws, as amended through February 27, 1996, incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
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
10.2*	Amended Key Executive Disability Plan—Scott's Liquid Gold-Inc. incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.
10.3*	2004 Key Executive Bonus Plan.
10.4*
Indemnification Agreement dated May 6, 1987, between the Registrant and Mark E. Goldstein, incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement dated December 23, 1991, between the Registrant and Dennis H. Field, incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002; Amendment to Indemnification Agreement dated January 17, 1992, between the Registrant and Dennis H. Field, incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated July 12, 2000, between the Company and Jeffrey R. Hinkle, incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated August 16, 2000, between the Company and Carl A. Bellini, incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated November 2, 2000, between the Company and Jeffry B. Johnson, incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated November 20, 2002 between the Company and Dennis P. Passantino, incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002; and, an Indemnification Agreement, dated January 26, 2004 between the Company and Gerald J. Laber.

10.5
Sales Distribution Rights Agreement dated December 1, 2000 between Montagne Jeunesse, a trading division of Medical Express (UK) Ltd., and the Company, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001; Amendment dated August 15, 2001 between Montagne Jeunesse, a trading division of Medical Express (UK) Ltd., and the Company, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001; Amendment dated October 21, 2002 between Montagne Jeunesse, a trading division of Medical Express (UK) Ltd., and the Company, incorporated by reference to Exhibit 10.5 of the Company's 2002 Annual Report on form 10-K for the year ended December 31, 2002; and Amendment dated November 24, 2003 between Montagne Jeunesse, a trading division of Medical Express (UK) Ltd., and the Company.
10.6*
Scott's Liquid Gold-Inc. Employee Stock Ownership Plan and Trust Agreement, Amended and Restated Effective January 1, 2001, incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001; and Second Amendment to Scott's Liquid Gold-Inc. Employee Stock Ownership Plan, effective as of January 1, 2003.
10.7*
Scott's Liquid Gold-Inc. 1993 Stock Option Plan for Outside Directors, incorporated by reference to Exhibit 4.7 of the Company's Registration Statement No. 33-63254 on Form S-8, filed with the Commission on May 25, 1993.
10.8*	Scott's Liquid Gold-Inc. 1998 Stock Option Plan, incorporated by reference to Exhibit 4.3 of the Company's Registration Statement No. 333-51710, filed with the Commission on December 12, 2000.
21	List of Subsidiaries.
23	Consent of Ehrhardt, Keefe, Steiner & Hottman PC
23.1	Consent of KPMG LLP.
24	Powers of Attorney.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification.

*
Management contract or compensatory plan or arrangement