Form 10-Q
period 2004-03-31
SCOTTS LIQUID GOLD INC
filed 2004-05-06
CIK 88000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
March 31, 2004


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


	As of May 6, 2004, the Registrant had 10,356,000 of its
$0.10 par value common stock outstanding.










PART I	FINANCIAL INFORMATION

Item 1.		Financial Statements

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

                                          Three Months Ended
                                               March 31,
                                          2004          2003
                                       -----------   -----------
Net sales                              $ 5,209,000   $ 5,735,700
                                       -----------   -----------
Operating costs and expenses:
   Cost Of Sales                         2,750,600     2,858,000
   Advertising                             463,700       809,000
   Selling                               1,323,900     1,420,400
   General and administrative              986,500     1,024,000
                                       -----------   -----------
                                         5,524,700     6,111,400
                                       -----------   -----------

Loss from operations                      (315,700)     (375,700)
Interest income                             10,700        16,300
Interest expense                           (45,800)      (56,900)
                                       -----------   -----------
                                          (350,800)     (416,300)
Income tax expense (benefit)                  -             -
                                       -----------   -----------
Net loss                               $  (350,800)  $  (416,300)
                                       ===========   ===========

Net loss per common share (Note 2):
   Basic                               $     (0.03)  $     (0.04)
                                       ===========   ===========
   Diluted                             $     (0.03)  $     (0.04)
                                       ===========   ===========

Weighted average shares outstanding:
   Basic                                10,356,000    10,153,100
                                       ===========   ===========
   Diluted                              10,356,000    10,153,100
                                       ===========   ===========

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Balance Sheets

                                            March 31,     December 31,
                                              2004           2003
                                          ------------   -------------
                                           (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents              $ 2,786,300    $ 3,498,600
   Investment securities                      306,100        305,300
   Trade receivables, net of allowance
    for doubtful accounts of $68,400
    and $82,000, respectively               1,646,300      1,108,600
   Other receivables                           35,800         35,400
   Inventories                              3,726,400      3,122,600
   Prepaid expenses                           371,800        256,400
   Deferred tax assets                        533,000        525,000
                                          -----------    -----------
      Total current assets                  9,405,700      8,851,900

Property, plant and equipment, net         14,750,400     14,909,300
Deferred tax assets                           634,000        658,000
Other assets                                   30,700         33,400
                                          -----------    -----------
   TOTAL ASSETS                           $24,820,800    $24,452,600
                                          ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current  liabilities:
   Accounts payable                       $ 2,261,200    $ 1,256,900
   Accrued payroll and benefits             1,070,900      1,106,300
   Other accrued expenses                     533,300        552,500
   Current maturities of
    long-term debt                            887,000        878,000
                                           ----------    -----------
      Total current liabilities             4,752,400      3,793,700
Long-term debt, net of current
 maturities                                 2,583,100      2,807,300
Deferred tax liabilities                    1,167,000      1,183,000
                                          -----------    -----------
      Total liabilities                     8,502,500      7,784,000
                                          -----------    -----------

Commitments and contingencies
Shareholders' equity:
   Common stock; $.10 par value, authorized
     50,000,000 shares; issued and
     outstanding 10,356,000 shares          1,035,600      1,035,600
   Capital in excess of par                 4,927,200      4,927,200
   Accumulated comprehensive income             6,100          5,600
   Retained earnings                       10,349,400     10,700,200
                                          -----------    -----------
      Shareholders' equity                 16,318,300     16,668,600
                                          -----------    -----------

   TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                  $24,820,800    $24,452,600
                                          ===========    ===========

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                           ---------------------------
                                                2004           2003
                                           ------------    -----------
Cash flows from operating activities:
Net loss                                   $   (350,800)   $  (416,300)
                                           ------------    -----------
  Adjustments to reconcile net loss
    to net cash provided (used) by
    operating activities:
      Depreciation and amortization             184,500        188,900
      Changes in assets and liabilities:
         Trade and other receivables, net      (538,100)       753,300
         Inventories                           (603,800)      (657,900)
         Prepaid expenses and other assets     (115,500)       (69,900)
         Accounts payable and accrued expenses  949,700      1,014,700
                                            -----------    -----------
         Total adjustments to net
          income (loss)                        (123,200)     1,229,100
                                            -----------    -----------
           Net Cash Provided (Used) by
            Operating Activities               (474,000)       812,800
                                            -----------    -----------

Cash flows from investing activities:
    Purchase of investment securities              -          (495,600)
    Proceeds from sale or maturity of
      investment securities                        -           500,000
    Purchase of property, plant & equipment     (23,100)        (9,700)
                                            -----------    -----------
      Net Cash Provided (Used) by
          Investing Activities                  (23,100)        (5,300)
                                            -----------    -----------

Cash flows from financing activities:
    Principal payments on long-term
     borrowings                                (215,200)      (204,200)
                                            -----------    -----------
         Net Cash Used by Financing
          Activities                           (215,200)      (204,200)
                                            -----------    -----------
Net Increase (Decrease) in Cash and
  Cash Equivalents                             (712,300)       603,300

Cash and Cash Equivalents,
 beginning of period                          3,498,600      2,786,400
                                            -----------    -----------
Cash and Cash Equivalents, end of period    $ 2,786,300    $ 3,389,700
                                            ===========    ===========

Supplemental disclosures:
    Cash Paid during period for:
      Interest                              $    46,000    $    57,200
                                            ===========    ===========
      Income taxes                          $     1,700    $     1,000
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
	The Company accounts for investments in marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities", which requires that the Company classify investments in marketable securities according to management's intended use of such investments. The Company to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company considers all investments as available for use in its current operations and, therefore, classifies them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, reported net of tax, as a separate component of shareholders' equity and comprehensive income (loss). The cost of the securities sold is based on the specific identification method. Investments in corporate and government securities as of March 31, 2004, are scheduled to mature within one year.

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

	The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. The fair value of investments in marketable securities is based upon quoted market value. The Company's long-term debt bears interest at a variable rate, the lender's base rate, which approximates the prime rate. The carrying value of long-term debt approximates fair value as of March 31, 2004 and December 31, 2003.

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
	Revenue is generally recognized upon delivery of products to customers, which is when title passes. Reserves for estimated market development support, pricing allowances and returns are provided in the period of sale as a reduction of revenue.
Reserves for returns and allowances are recorded as a reduction of revenue, and are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. At March 31, 2004 and December 31, 2003 approximately $532,300 and $873,400, respectively, had been reserved as a reduction of accounts receivable, and approximately $185,000 and $175,000, respectively, had been reserved as current liabilities. Co-op advertising, marketing funds, slotting fees and coupons are deducted from gross sales and total $515,100 and $491,300 at March 31, 2004 and December 31, 2003, respectively.

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

	The Company granted 35,000 options for shares of the Company's common stock during the three months ended March 31, 2004 with an exercise price equal to $0.76. Had compensation cost been recorded based on the fair value of options granted by the Company, the Company's pro-forma net loss and net loss per share for the quarters ended March 31, 2004 and 2003 would have been as follows:

                       2004                           2003
             -------------------------     --------------------------
             As Reported     Pro Forma      As Reported     Pro-Forma
             -----------   -----------      -----------   -----------
Net loss     $  (350,800)  $  (367,100)     $  (416,300)  $  (462,800)
Basic loss
 per share   $     (0.03)  $     (0.04)     $     (0.04)  $     (0.05)
Diluted loss
 per share   $     (0.03)  $     (0.04)     $     (0.04)  $     (0.05)


	The fair value of options granted has been estimated as of the date of grant using the following assumptions as of March 31:

                                2004             2003
                              --------         --------
Dividend rate                 $   -            $   -
Expected volatility               169%             170%
Risk-free interest rate          3.04%            3.06%
Expected life                    4.5 years        4.5 years

(n)	Comprehensive Income
	The Company follows SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income includes all changes in equity during a period from non-owner sources.

The following table is a reconciliation of the Company's net loss to its total comprehensive loss for the quarters ended
March 31, 2004 and 2003:

                                        2004             2003
                                    ---------         ---------
         Net loss                   $(350,800)        $(416,300)
         Unrealized gain on
           investment securities          500               100
                                    ---------         ---------
         Comprehensive loss         $(350,300)        $(416,200)
                                    =========         =========

(o) Shipping and Handling
The Company classifies amounts billed to a customer in a sale transaction related to shipping and handling as revenue and classifies shipping and handling costs as a component of selling expense on the accompanying Consolidated Statement of Operations. Shipping and handling costs totaled $323,300 and $344,100 for the quarters ended March 31, 2004 and 2003, respectively.

Note 2.
Basis of Preparation of Financial Statements

	These unaudited interim consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements of the Company included in its 2003 Annual Report on Form 10-K.



Note 3.

Per share data was determined by using the weighted average number of common shares outstanding. Potentially dilutive securities, including stock options, are considered only for diluted earnings per share, unless considered anti-dilutive.
The potentially dilutive securities, which are comprised of outstanding stock options of 1,134,000 and 1,121,100 at March 31, 2004 and 2003, were excluded from the computation of weighted average shares outstanding due to the anti-dilutive effect.

A reconciliation of the weighted average number of common shares outstanding for the three months ended March 31 follows:

                                             2004         2003
                                          ----------   ----------
Common shares outstanding,
  beginning of the year                   10,356,000   10,153,100
Stock options exercised                         -            -
                                          ----------   ----------
Weighted average number of
 common shares outstanding                10,356,000   10,153,100

Dilutive effect of common share
 equivalents                                    -            -
                                          ----------   ----------
Diluted weighted average number
 of common shares outstanding             10,356,000   10,153,100
                                          ==========   ==========

At March 31, 2004, there were authorized 50,000,000 shares of the Company's $.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series. None of the preferred stock was issued or outstanding at March 31, 2004.

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

Note 4.
The Company operates in two different segments: household products and skin care products. The Company's products are sold in the United States and internationally (primarily Canada), directly and through independent brokers, to mass marketers, drug stores, supermarkets, wholesale distributors and other retail outlets. Management has chosen to organize the Company around these segments based on differences in the products sold. The household products segment includes "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent," a room air freshener. The skin care segment includes: "Alpha Hydrox," alpha hydroxy acid cleansers and lotions; a retinol product; "Diabetic Skin Care,"
 a healing cream and moisturizer developed to address skin conditions of diabetics; and skin care and other sachets of Montagne Jeunesse distributed by the Company.

The following provides information on the Company's segments for the three months ended March 31:

                              2004                     2003
                     -----------------------  -----------------------
                     Household    Skin Care    Household    Skin Care
                     Products     Products     Products     Products
                    -----------  -----------  -----------  -----------
Net sales to
 external customers $ 2,303,200  $ 2,905,800  $ 2,233,200  $ 3,502,500
                    ==========  ===========  ===========  ===========
Loss before profit
 sharing, bonuses
 and income taxes   $  (390,800) $    40,000  $  (405,000) $   (11,300)
                    ===========  ===========  ===========  ===========
Identifiable assets $ 3,915,200  $ 7,306,600  $ 3,578,200  $ 6,840,200
                    ===========  ===========  ===========  ===========




The following is a reconciliation of segment information to consolidated information for the three months ended March 31:

                                               2004          2003
                                           ------------  -----------
Net sales to external customers            $ 5,209,900   $ 5,735,700
                                           ===========   ===========
Loss before profit sharing,
  bonuses and income taxes                 $  (350,800)  $  (416,300)
                                           ===========   ===========
Identifiable assets                        $11,221,800   $10,418,400
Corporate activities                        13,599,000    16,055,100
                                           -----------   -----------
Consolidated total assets                  $24,820,800   $26,473,500
                                           ===========   ===========

Item 2.	Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Results of Operations

During the first quarter of 2004 we experienced a small increase in our Scott's Liquid Gold for wood sales while experiencing a decrease in our skin care products including the Montagne Jeunesse line of products. Our net loss for the first quarter of 2004 was $350,800 versus a loss of $416,300 in the first quarter of 2003. The loss for 2004 was primarily due to slower sales of Montagne Jeunesse products as explained below.

Summary of Results as a Percentage of Net Sales

                          Year Ended       Three Months Ended
                         December 31,          March 31,
                            2003            2004       2003
                         -----------      --------   -------
Net sales
   Scott's Liquid Gold
    household products      36.8%          44.2%      38.9%
   Neoteric Cosmetic        63.2%          55.8%      61.1%
                           ------         ------     ------
Total N                    100.0%         100.0%     100.0%
Cost of Sales               52.6%          52.8%      49.8%
                           ------         ------     ------
Gross profit                47.4%          47.2%      50.2%
Other revenue                 .2%            .2%        .3%
                           ------         ------     ------
                            47.6%          47.4%      50.5%
                           ------         ------     ------
Operating expenses          47.5%          53.2%      56.7%
Interest                      .9%            .9%       1.0%
                           ------         ------     ------
                            48.4%          54.1%      57.7%
                           ------         ------     ------

Loss before
 income taxes               (0.8%)         (6.7%)     (7.2%)
                           ======         ======     ======


Comparative Net Sales

                                                          Percentage
                                                          Increase
                               2004            2003       (Decrease)
                            -----------    -----------     ----------
Scott's Liquid Gold         $ 1,660,100    $ 1,563,700        6.2%
Touch of Scent                  643,100        669,500       (3.9%)
                            -----------    -----------      ------
     Total household
      chemical products       2,303,200      2,233,200        3.1%
                            -----------    -----------      ------

Alpha Hydrox and other
 skin care                    1,241,600      1,458,100      (14.8%)
Montagne Jeunesse skin care   1,664,200      2,044,400      (18.6%)
                            -----------    -----------      ------
     Total skin care
      products                2,905,800      3,502,500      (17.0%)
                            -----------    -----------      ------

          Total Net Sales   $ 5,209,000    $ 5,735,700       (9.2%)
                            ===========    ===========      ======

Three Months Ended March 31, 2004
Compared to Three Months Ended March 31, 2003

Consolidated net sales for the first quarter of the current year were $5,209,000 vs. $5,735,700 for the first three months of 2003, a decrease of $526,700. Average selling prices for the first three months of the year 2004 were relatively unchanged over the comparable period of 2003. "Off-sales promotions" comprised of co-op advertising, marketing funds, slotting fees and coupon expenses paid to retailers were recorded as a reduction of gross sales and totaled $515,100 in the first quarter of 2004 versus $491,300 in the same quarter in 2003, an increase of $23,800 or 4.8%.

During the first quarter of 2004, net sales of skin care products accounted for 55.8% of consolidated net sales compared to 61.1% for the same quarter of 2003. Net sales of these products for that period were $2,905,800 in 2004 compared to $3,502,500 in 2003, a decrease of $596,700 or 17.0%. The Company has continued to experience a drop in unit sales of the Company's earlier-established alpha hydroxy acid products due at least in part to maturing in the market for alpha hydroxy acid-based skin care products and intense competition from producers of similar or alternative products, many of which are considerably larger than Neoteric Cosmetics, Inc. Sales of the Company's Alpha Hydrox products (with and without alpha hydroxy acid) have also decreased during 2003 and the first quarter of 2004, due to reduced distribution of those products at retail stores, including the Company's largest and other customers having reduced in prior quarters the number of types of those products carried on their shelves and discontinuation in 2003 of these products at certain retail chains. In addition, increased television advertising for Alpha Hydrox products in the first half of 2003 was not cost effective in terms of the impact on sales. In the second quarter of 2003, the Company's largest customer (which accounted for 23.6% of sales of Alpha Hydrox skin care products in 2002) decreased significantly the number of stores carrying Alpha Hydrox products of the Company. This change has resulted, and is likely to result in the future, in lower sales of those products. For the first quarter of 2004, the sales of the Company's Alpha Hydrox products accounted for 29.3% of net sales of skin care products and 16.4% of total net sales, compared to 33.3% of net sales of skin care products and 20.3% of total net sales in the first quarter of 2003.

For 2004, sales of Montagne Jeunesse products comprised a majority of net sales of the Company's skin care products.
Net sales of Montagne Jeunesse were approximately $1,664,200 in 2004 compared to $2,044,400 in 2003. The Company believes that this decrease in sales of Montagne Jeunesse is attributable primarily to a decrease in the number of display promotions at retailers in the first quarter of 2004 versus 2003 and to 2003 products that had not sold through the retail stores until 2004 thus resulting in fewer first quarter re-sales.

As part of its sales efforts in the first half of 2003, the Company used direct response television (infomercial) commercials for the sale of its Alpha Hydrox products. The Company has not used television advertisements for the Montagne Jeunesse products. The Company did not introduce new products during 2003 nor in the first quarter of 2004, except different items in Montagne Jeunesse sachets.

Sales of household products for the first quarter of this year accounted for 44.2% of consolidated net sales compared to 38.9% for the same period of 2003. These products are comprised of Scott's Liquid Gold for wood, a wood cleaner which preserves as it cleans, and Touch of Scent, a room air freshener. During the quarter ended March 31, 2004, sales of household products were $2,303,200 as compared to sales of $2,233,200 for the same quarter of 2003. Sales of Scott's Liquid Gold for wood, were up by $96,400, an increase of 6.2%, which the Company believes is the result primarily of advertising in the fourth quarter of 2003 and the first quarter of 2004. Sales of Touch of Scent were down by $26,400 or 3.9%, primarily due to a decrease in orders for, and distribution of, the Company's Touch of Scent dispenser package.

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

On a consolidated basis, cost of goods sold was $2,750,600 during the first three months of 2004 compared to $2,858,000 for the same period of 2003, a decrease of $107,400 or 3.8%, on a sales decrease of 9.2%. As a percentage of consolidated net sales, cost of sales was 52.8% in 2004 versus 49.8% in 2003, an increase of about 6.0%, which was essentially due to a greater percentage of off-sales promotions in 2004 versus 2003, and spreading the ongoing manufacturing costs over the lower number of units of products manufactured at the Company's facility.


Operating Expenses, Interest Expense and Other Income

                                                           Percentage
                                                            Increase
                                  2004            2003     (Decrease)
                              -----------    -----------   ----------
Operating Expenses
     Advertising              $   463,700    $   809,000     (42.7%)
     Selling                    1,323,900      1,420,400      (6.8%)
     General & Administrative     986,500      1,024,000      (3.7%)
                              -----------    -----------     ------
          Total operating
           expenses           $ 2,774,100    $ 3,253,400     (14.7%)
                              ===========    ===========     ======

Interest Income               $    10,700    $    16,300     (34.4%)

Interest Expense              $    45,800    $    56,900     (19.5%)


Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, decreased by $479,300 in the first quarter of 2004 when compared to first quarter of 2003. The various components of operating expenses are discussed below.

Advertising expenses for the first three months of 2004 were $463,700 compared to $809,000 for the comparable quarter of 2003, a decrease of $345,300 or 42.7%. Advertising expenses applicable to household products decreased by $24,800 (6.2%) during the first quarter of 2004, whereas, advertising expenses for Alpha Hydrox products decreased from the comparative three-month period by $320,500 (76.2%) due primarily to a decrease in direct response television advertising.

Selling expenses for the first quarter of 2004 were $1,323,900 compared to $1,420,400 for the comparable three months of 2003, a decrease of $96,500 or 6.8%. That decrease was comprised of a decrease in depreciation and royalty expense of $31,600, a decrease in internet and direct television sales expense of $78,900, offset by a net increase in other selling expenses, none of which by itself is significant, of $14,000.

General and administrative expenses for the first three months of 2004 were $986,500 compared to $1,024,000 for the comparable period of 2003, a decrease of $37,500 or 3.7%. Such decrease was attributable to the reduction of legal and professional fees of $72,400, a decrease in bad debt expense of $22,500, a net decrease in other expenses of $8,000, offset by an increase in salaries and fringe benefits of $65,400.

Interest expense for the first quarter of 2004 was $45,800 versus $56,900 for the comparable quarter of 2003. Interest expense decreased because of the reduced principal of the Company's bank loan. Interest income for the three months ended March 31, 2004 was $10,700 compared to $16,300 for the same period of 2003, which consists of interest earned on the Company's cash reserves in 2004 and 2003.

During the first quarter of 2004 and of 2003, expenditures for research and development were not material (under 2% of revenues).


Liquidity and Capital Resources

The Company has a bank loan for approximately $3.5 million at the bank's base rate, adjustable yearly (4.75% at March 31,
2004), secured by the Company's land and buildings, with principal and interest payable monthly through November 2007. The loan agreement contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated
net worth of not more than 1:1.   The Company may not declare
any dividends that would result in a violation of either of these covenants. The foregoing requirements were met at the end of the first quarter of 2004.

During the first quarter of 2004 the Company's working capital decreased by $404,900, and concomitantly, its current ratio (current assets divided by current liabilities) decreased from 2.3:1 at December 31, 2003 to 2.0:1 at March 31, 2004. This
decrease in working capital is attributable to a net loss in the first three months of 2004 of $350,800, and a reduction in long-term debt of $224,200, a decrease in deferred tax liabilities of $16,000, offset by depreciation in excess of capital additions of $158,900, a decrease in non-current deferred tax assets of $24,000, a decrease in other assets of $2,700, and an increase in accumulated comprehensive income of $500. At March 31, 2004, the ratio of consolidated long-term debt to consolidated net worth was .16:1.

At March 31, 2004, trade accounts receivable were $1,646,300 versus $1,108,600 at year-end, largely because sales in March of 2004 were greater than those of December of 2003. Accounts payable increased from the end of 2003 through March of 2004 by $1,004,300 corresponding primarily with the increase in inventory over that period, as well as, an increase in advertising activity during the first quarter of 2004 when compared to the fourth quarter of 2003. At March 31, 2004 inventories were $603,800 more than at December 31, 2003, largely due to the increase in Montagne Jeunesse inventory to support sales of these products in the upcoming quarters. Accrued expenses decreased by $54,600 from December 31, 2003 to March 31, 2004 primarily from a decrease in accrued salaries and related items of $35,400.

The Company has no significant capital expenditures planned for 2004 and expects that its available cash and cash flows from operating activities will fund the next twelve months cash requirements.

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

As of March 31, 2004, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms as of March 31, 2004. There was no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II	OTHER INFORMATION

Item 1.	Not Applicable

Item 2.	Not Applicable

Item 3.	Not Applicable

Item 4.	Not Applicable

Item 5.	Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K

The following report was filed by the Company on Form 8-K during the first quarter of 2004: A current report on Form 8-K filed on January 29, 2004 reporting on Item 5, Other Events; and a current report of Form 8-K filed on March 9, 2004 regarding Item 12, Results of Operations and Financial Condition.


(b)	Exhibits

31.1 Rule 13a-14(a) Certification of the Chief Executive Officer
31.2 Rule 13a-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

			SCOTT'S LIQUID GOLD-INC.


May 6, 2004		BY:	/s/ Mark E. Goldstein
    Date 			--------------------------------------
				Mark E. Goldstein
				President and Chief Executive Officer


May 6, 2004		BY:	/s/ Jeffry B. Johnson
    Date			--------------------------------------
				Jeffry B. Johnson
				Treasurer and Chief Financial Officer



EXHIBIT INDEX

Exhibit
  No.            Document


31.1 Rule 13a-14(a) Certification of the Chief Executive
        Officer
31.2 Rule 13a-14(a) Certification of the Chief Financial
        Officer
32.1	Section 1350 Certification





								EXHIBIT 31.1

CERTIFICATION

I, Mark E. Goldstein, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the
quarter ended March 31, 2004 of Scott's Liquid Gold-Inc.;

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

4.	The registrant's other certifying officer(s) and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	designed such disclosure controls and procedures, or
caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	disclosed in this report any change in the registrant's
internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer(s) and I have
disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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



DATED:  May 6, 2004

                               /s/ Mark E. Goldstein
                               ------------------------------------
                               Mark E. Goldstein
                               President, Chief Executive Officer,
                                and Chairman of the Board
                               Principal Executive Officer


								EXHIBIT 31.2

CERTIFICATION

I, Jeffry B. Johnson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for
the quarter ended March 31, 2004 of Scott's Liquid Gold-Inc.;

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

4.	The registrant's other certifying officer(s) and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused
such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	disclosed in this report any change in the registrant's
internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer(s) and I have
disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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



DATED:  May 6, 2004

                            /s/ Jeffry B. Johnson
                            --------------------------------------
                            Jeffry B. Johnson
                            Treasurer and Chief Financial Officer
                            Principal Financial Officer


                                                     EXHIBIT 32.1

CERTIFICATION OF 10-Q REPORT
OF
SCOTT'S LIQUID GOLD-INC.

FOR THE QUARTER MARCH 31, 2004

1. The undersigned are the Chief Executive Officer and the Chief Financial Officer of Scott's Liquid Gold-Inc. ("Scott's Liquid
Gold"). This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies the
10-Q Report of Scott's Liquid Gold for the quarter ended March 31, 2004.

2. We certify that such 10-Q Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of Scott's Liquid Gold.

This Certification is executed as of May 6, 2004.


/s/ Mark E. Goldstein
-----------------------------------
Mark E. Goldstein
President, Chief Executive Officer
 and Chairman of the Board
Principal Executive Officer

/s/ Jeffry B. Johnson
-----------------------------------
Jeffry B. Johnson
Treasurer and Chief Financial Officer
Principal Financial Officer