Form 10-Q
period 2004-06-30
SCOTTS LIQUID GOLD INC
filed 2004-08-11
CIK 88000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

June 30, 2004


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

	Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                           Yes  [ ]             No  [X]


	As of June 30, 2004, the Registrant had 10,376,000 shares of its $0.10 par value common stock outstanding.











PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

                        Three Months Ended          Six Months Ended
                    -------------------------   -------------------------
                             June 30,                    June 30,
                        2004          2003          2004          2003
                    -----------   -----------   -----------   -----------
Net sales           $ 5,307,900   $ 5,608,000   $10,516,900   $11,343,700

Operating costs
 and expenses:
   Cost of sales      2,970,000     3,063,300     5,720,600     5,921,300
   Advertising          173,400       691,600       637,100     1,500,600
   Selling            1,457,500     1,587,000     2,781,400     3,007,400
   General and
    administrative      950,200       975,700     1,936,700     1,999,700
                    -----------   -----------   -----------   -----------
                      5,551,100     6,317,600    11,075,800    12,429,000
                    -----------   -----------   -----------   -----------

Loss from operations   (243,200)     (709,600)     (558,900)   (1,085,300)
Interest income           9,900        18,200        20,500        34,500
Interest expense        (42,600)      (55,100)      (88,300)     (112,000)
                    -----------   -----------   -----------   -----------
                       (275,900)     (746,500)     (626,700)   (1,162,800)
Income tax
 expense (benefit)         -             -             -             -
                    -----------   -----------   -----------   -----------
Net loss            $  (275,900)  $  (746,500)  $  (626,700)  $(1,162,800)
                    ===========   ===========   ===========   ===========

Net loss per common
 share (Note 3):
   Basic            $     (0.03)  $     (0.07)  $     (0.06)  $     (0.11)
                    ===========   ===========   ===========   ===========
   Diluted          $     (0.03)  $     (0.07)  $     (0.06)  $     (0.11)
                    ===========   ===========   ===========   ===========

Weighted average
 shares outstanding:
   Basic             10,361,900    10,153,100    10,359,000    10,153,100
                    ===========   ===========   ===========   ===========
   Diluted           10,361,900    10,153,100    10,359,000    10,153,100
                    ===========   ===========   ===========   ===========


SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Balance Sheets

                                                June 30,     December 31,
                                                  2004           2003
                                              -----------    -----------
                                              (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                  $ 2,744,100    $ 3,498,600
   Investment securities                          303,100        305,300
   Trade receivables, net of allowance
    for doubtful accounts of $74,100
    and $82,000, respectively                   1,389,500      1,108,600
   Other receivables                               41,400         35,400
   Inventories                                  3,204,100      3,122,600
   Prepaid expenses                               284,600        256,400
   Deferred tax assets                            558,000        525,000
                                              -----------    -----------
      Total current assets                      8,524,800      8,851,900

Property, plant and equipment, net             14,612,000     14,909,300
Deferred tax assets                               594,000        658,000
Other assets                                       28,000         33,400
                                              -----------    -----------
   TOTAL ASSETS                               $23,758,800    $24,452,600
                                              ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current  liabilities:
   Accounts payable                           $ 1,663,400    $ 1,256,900
   Accrued payroll and benefits                 1,251,500      1,106,300
   Other accrued expenses                         388,300        552,500
   Current maturities of
    long-term debt                                897,000        878,000
                                              -----------    -----------
      Total current liabilities                 4,200,200      3,793,700
Long-term debt, net of current
 maturities                                     2,355,800      2,807,300
Deferred tax liabilities                        1,152,000      1,183,000
                                              -----------    -----------
      Total liabilities                         7,708,000      7,784,000
                                              -----------    -----------

Commitments and contingencies
Shareholders' equity:
   Common stock; $.10 par value, authorized
     50,000,000 shares; issued and
     outstanding 10,376,000 and
     10,356,000 shares, respectively            1,037,600      1,035,600
   Capital in excess of par                     4,936,600      4,927,200
   Accumulated comprehensive income                 3,100          5,600
   Retained earnings                           10,073,500     10,700,200
                                              -----------    -----------
      Shareholders' equity                     16,050,800     16,668,600
                                              -----------    -----------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $23,758,800    $24,452,600
                                              ===========    ===========




SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

                                                      Six Months Ended
                                                          June 30,
                                                --------------------------
                                                    2004           2003
                                                -----------    -----------

Cash flows from operating activities:
Net loss                                        $  (626,700)   $(1,162,800)
                                                -----------    -----------
  Adjustments to reconcile net loss
    to net cash provided (used) by
    operating activities:
      Depreciation and amortization                 369,200        376,600
      Stock issued to ESOP                           11,400           -
      Changes in assets and liabilities:
         Trade and other receivables, net          (286,900)     1,150,900
         Inventories                                (81,500)      (686,300)
         Prepaid expenses and other assets          (28,200)        68,300
         Accounts payable and accrued expenses      387,500        104,700
                                                -----------    -----------
         Total adjustments to net loss              371,500      1,014,200
                                                -----------    -----------
           Net Cash Used by Operating Activities   (255,200)      (148,600)
                                                -----------    -----------

Cash flows from investing activities:
    Purchase of investment securities                  -          (495,600)
    Proceeds from sale or maturity of
      investment securities                            -           800,000
    Purchase of property, plant & equipment         (66,800)        (9,700)
                                                -----------    -----------
           Net Cash Provided (Used) by
            Investing Activities                    (66,800)       294,700
                                                -----------    -----------

Cash flows from financing activities:
    Principal payments on long-term borrowings     (432,500)      (409,900)
                                                -----------    -----------
           Net Cash Used Financing Activities      (432,500)      (409,900)
                                                -----------    -----------
Net Decrease in Cash and Cash Equivalents          (754,500)      (263,800)

Cash and Cash Equivalents, beginning of period    3,498,600      2,786,400
                                                -----------    -----------
Cash and Cash Equivalents, end of period        $ 2,744,100    $ 2,522,600
                                                ===========    ===========

Supplemental disclosures:
    Cash paid during period for:
      Interest                                  $    88,900    $   112,300
                                                ===========    ===========
      Income taxes                              $       100    $     1,000
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
	The Company accounts for investments in marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities", which requires that the Company classify investments in marketable securities according to management's intended use of such investments. The Company invests its excess cash and has established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity.
These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company considers all investments as available for use in its current operations and, therefore, classifies them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, reported net of tax, as a separate component of shareholders' equity and comprehensive income (loss). The cost of the securities sold is based on the specific identification method. Investments in corporate and government securities as of June 30, 2004, are scheduled to mature within one year.

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

	The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. The fair value of investments in marketable securities is based upon quoted market value. The Company's long-term debt bears interest at a variable rate, the lender's base rate, which approximates the prime rate. The carrying value of long-term debt approximates fair value as of June 30, 2004 and December 31, 2003.

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

k)	Revenue Recognition
	Revenue is recognized, generally, upon delivery of products to customers, which is when title passes. Reserves for estimated market development support, pricing allowances and returns are provided in the period of sale as a reduction of revenue. Reserves for returns and allowances are recorded as a reduction of revenue, and are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered.
At June 30, 2004 and December 31, 2003 approximately $606,600 and $873,400, respectively, had been reserved as a reduction of accounts receivable, and approximately $90,000 and $175,000, respectively, had been reserved as current liabilities. Co-op advertising, marketing funds, slotting fees and coupons are deducted from gross sales and total $921,800 and $936,600 for the six months ended at June 30, 2004 and June 30, 2003, respectively.

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

	The Company granted 35,000 options for shares of the Company's common stock during the first quarter of 2004 with an exercise price equal to $0.76. No options were granted during the second quarter of 2004. Had compensation cost been recorded based on the fair value of options granted by the Company, the Company's pro-forma net loss and net loss per share would have been as follows:

                              Three Months Ended June 30,
               ------------------------------------------------------
                          2004                         2003
               -------------------------    -------------------------
               As Reported    Pro Forma     As Reported    Pro Forma
               -----------   -----------    -----------   -----------
Net loss       $  (275,900)  $  (275,900)   $  (746,500)  $  (746,500)
Basic loss
 per share     $     (0.03)  $     (0.03)   $     (0.07)  $     (0.07)
Diluted loss
 per share     $     (0.03)  $     (0.03)   $     (0.07)  $     (0.07)

                                 Six Months Ended June 30,
               ------------------------------------------------------
                          2004                        2003
               -------------------------    -------------------------
               As Reported    Pro Forma     As Reported    Pro Forma
               -----------   -----------    -----------   -----------
Net loss       $  (626,700)  $  (643,000)   $(1,162,800)  $(1,209,300)
Basic loss
 per share     $     (0.06)  $     (0.06)   $     (0.11)  $     (0.12)
Diluted loss
 per share     $     (0.06)  $     (0.06)   $     (0.11)  $     (0.12)


	The fair value of options granted has been estimated as of the date of grant using the following assumptions as of:

                       Three Months Ended           Six Months Ended
                            June 30,                    June 30,
                     ----------------------      ----------------------
                       2004         2003           2004         2003
                     ---------    ---------      ---------    ---------
Dividend rate          $  -        $  -           $  -         $  -
Expected volatility      169%        170%            169%         171%
Risk-free interest
  rate                  3.04%       3.06%           3.04%        3.06%
Expected life
  (in years)             4.5         4.5             4.5          4.5

(n)	Comprehensive Income
	The Company follows SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income includes all changes in equity during a period from non-owner sources.

The following table is a reconciliation of the Company's net loss to its total comprehensive loss for the three months and six months ended June 30, 2004 and 2003:

                      Three Months Ended           Six Months Ended
                             June 30,                   June 30,
                    ------------------------  ------------------------
                        2004         2003         2004         2003
                    -----------  -----------  -----------  -----------
Net loss            $  (275,900) $  (746,500) $  (626,700) $(1,162,800)
Unrealized gain
 (loss) on
 investment
 securities              (3,000)         700       (2,500)         800
                    -----------  -----------  -----------  -----------
Comprehensive loss  $  (278,900) $  (745,800) $  (629,200) $(1,162,000)
                    ===========  ===========  ===========  ===========

(o) Shipping and Handling
The Company classifies amounts billed to a customer in a sale transaction related to shipping and handling as revenue and classifies shipping and handling costs as a component of selling expense on the accompanying Consolidated Statement of Operations. Shipping and handling costs totaled $690,500 and $741,800 for the six months ended June 30, 2004 and 2003, respectively. For the three months ended June 30, 2004 and 2003, shipping and handling costs totaled $367,300 and $397,700, respectively.

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

Note 3.

Per share data was determined by using the weighted average number of common shares outstanding. Potentially dilutive securities, including stock options, are considered only for diluted earnings per share, unless considered anti-dilutive. The potentially dilutive securities, which are comprised of outstanding stock options of 1,134,000 and 1,121,100 at June 30, 2004 and 2003, were excluded from the computation of weighted average shares outstanding due to the anti-dilutive effect.

A reconciliation of the weighted average number of common shares outstanding for the three and six months ended June 30, 2004 follows:

                                                              Total
                             Three Months    Six Months       Shares
                             ------------   ------------   ------------
Common shares outstanding,
  beginning of the period    10,356,000     10,356,000     10,356,000
Stock issued to ESOP*             5,900          3,000         20,000
Stock options exercised            -              -              -
                             ----------     ----------     ----------

Weighted average number
 of common shares
 outstanding                 10,361,900     10,359,000     10,376,000

Dilutive effect of common
 share equivalents                -               -             -
                             ----------     ----------     ----------
Diluted weighted average
 number of common shares
 outstanding                 10,361,900     10,359,000     10,376,000
                             ==========     ==========     ==========

* For the three and six months ended June 30, 2004, the stock issued to the ESOP is a weighted average.

At June 30, 2004, there were authorized 50,000,000 shares of the Company's $.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series. None of the preferred stock was issued or outstanding at June 30, 2004.

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

The following provides information on the Company's segments for the three and six months ended June 30:

                                 Three Months ended June 30,
                        ----------------------------------------------
                                2004                    2003
                        ----------------------  ----------------------
                        Household   Skin Care   Household   Skin Care
                        Products    Products    Products    Products
                        ----------  ----------  ---------- -----------

Net sales to
 external customers     $2,452,100  $2,855,800  $2,083,800  $3,524,200
                        ==========  ==========  ==========  ==========
Loss before profit
 sharing,  bonuses and
 income  taxes          $  (43,600) $ (232,300) $  (78,800) $ (667,700)
                        ==========  ==========  ==========  ==========
Identifiable assets     $3,851,500  $6,433,400  $3,397,200  $6,544,300
                        ==========  ==========  ==========  ==========

                                    Six Months ended June 30,
                        ----------------------------------------------
                            2004                    2003
                        ----------------------  ----------------------
                        Household   Skin Care   Household   Skin Care
                        Products    Products    Products    Products
                        ----------  ----------  ----------  ----------
Net sales to
 external               $4,755,400  $5,761,500  $4,317,000  $7,026,700
                        ==========  ==========  ==========  ==========
Loss before profit
 sharing, bonuses and
 income taxes           $ (434,400) $ (192,300) $ (483,800) $ (679,000)
                        ==========  ==========  ==========  ==========
Identifiable assets     $3,851,500  $6,433,400  $3,397,200  $6,544,300
                        ==========  ==========  ==========  ==========

The following is a reconciliation of segment information to consolidated information for the three and six months ended June 30:

                Three Months ended June 30,   Six Months ended June 30,
                ---------------------------   --------------------------
                    2004           2003           2004           2003
                ------------  -------------   ------------  ------------
Net sales to
 external
 customers      $ 5,307,900    $ 5,608,000    $10,516,900    $11,343,700
                ===========    ===========    ===========    ===========
Loss before
 profit  sharing,
 bonuses and
 income taxes   $  (275,900)   $  (746,500)   $  (626,700)   $(1,162,800)
                ===========    ===========    ===========    ===========
Identifiable
 Assets         $10,284,900    $ 9,941,500    $10,284,900    $ 9,941,500
Corporate
 activities      13,473,900     14,670,500     13,473,900     14,670,500
                -----------    -----------    -----------    -----------
Consolidated
 total assets   $23,758,800    $24,612,000    $23,758,800    $24,612,000
                ===========    ===========    ===========    ===========

Item 2.	Management's Discussion and Analysis of Financial
             and Results of Operations

Results of Operations

During the first half of 2004 we experienced an increase in household chemical products sales while experiencing a decrease in our skin care products including the Montagne Jeunesse line of products. Our net loss for the first half of 2004 was $626,700 versus a loss of $1,162,800 in the first half of 2003. The loss for 2004 was primarily due to slower sales of Montagne Jeunesse products as explained below.

Summary of Results as a Percentage of Net Sales

                                      Year Ended        Six Months Ended
                                      December 31,          June 30,
                                     ------------     ------------------
                                         2003            2004       2003
                                     -----------      -------    -------
Net sales
   Scott's Liquid Gold household
    products                             36.8%          45.2%      38.1%
   Neoteric Cosmetics                    63.2%          54.8%      61.9%
                                        ------         ------     ------
Total Net Sales                         100.0%         100.0%     100.0%
Cost of Sales                            52.6%          54.4%      52.2%
                                        ------         ------     ------
Gross profit                             47.4%          45.6%      47.8%
Other revenue                             0.2%           0.2%       0.3%
                                        ------         ------     ------
                                         47.6%          45.8%      48.1%
                                        ------         ------     ------

Operating expenses                       47.5%          50.9%      57.4%
Interest                                  0.9%           0.9%       1.0%
                                        ------         ------     ------
                                         48.4%          51.8%      58.4%
                                        ------         ------     ------

Loss before income taxes                 (0.8%)         (6.0%)    (10.3%)
                                        ======         ======     ======






Comparative Net Sales

                                                              Percentage
                                                               Increase
                                    2004            2003      (Decrease)
                                -----------    -----------    ----------
Scott's Liquid Gold             $ 3,414,600    $ 3,132,900        9.0%
Touch of Scent                    1,340,700      1,184,100       13.2%
                                -----------    -----------      ------
     Total household
      chemical products           4,755,300      4,317,000       10.2%
                                -----------    -----------      ------

Alpha Hydrox and other
 skin care                        2,150,900      2,359,600       (8.8%)
Montagne Jeunesse skin care       3,610,700      4,667,100      (22.6%)
                                -----------    -----------      ------
     Total skin care products     5,761,600      7,026,700      (18.0%)
                                -----------    -----------      ------

          Total Net Sales       $10,516,900    $11,343,700       (7.3%)
                                ===========    ===========      ======

Six Months Ended June 30, 2004
Compared to Six Months Ended June 30, 2003

	Consolidated net sales for the first half of the current year were $10,516,900 vs. $11,343,700 for the first six months of 2003, a decrease of $826,800 or about 7.3%. Average selling prices for the first six months of the year 2004 were down by $204,200 over those of the comparable period of 2003, prices of household products being down by $103,400, while average selling prices of skin care products were down by $100,800. This decrease was primarily due to price promotions on selected cosmetic products. Co-op advertising, marketing funds, slotting fees and coupon expenses paid to retailers were subtracted from gross sales in accordance with current accounting policies totaling $921,800 in the first half of 2004 versus $936,600 in the same period in 2003, a decrease of $14,800 or 1.6%.

During the first half of the year, net sales of skin care products accounted for 54.8% compared to 61.9% for the same period of 2003. Net sales of these products for those periods were $5,761,600 in 2004 compared to $7,026,700 in 2003, a decrease of $1,265,100 or
18.0%. The Company has continued to experience a drop in unit sales of the Company's earlier-established alpha hydroxy acid products due at least in part to maturing in the market for alpha hydroxy acid-based skin care products and intense competition from producers of similar or alternative products, many of which are considerably larger than Neoteric Cosmetics, Inc. Sales of the Company's Alpha Hydrox products (with and without alpha hydroxy acid) have also decreased during 2003 and the first half of 2004, due to reduced distribution of those products at retail stores, including the Company's largest and other customers having reduced in prior quarters the number of types of those products carried on their shelves and discontinuation in 2003 of these products at certain retail chains. In addition, increased television advertising for Alpha Hydrox products in the first half of 2003 was not cost effective in terms of the impact on sales. In the second quarter of 2003, the Company's largest customer (which accounted for 23.6%
 of sales of Alpha Hydrox skin care products in 2002) decreased significantly the number of stores carrying Alpha Hydrox products of the Company. This change has resulted, and is likely to result in the future, in lower sales of those products. For the first half of 2004, the sales of the Company's Alpha Hydrox products accounted for 25.2% of net sales of skin care products and 13.8% of total net sales, compared to 25.0% of net sales of skin care products and 15.5% of total net sales in the first half of 2003.

For 2004, sales of Montagne Jeunesse products comprised a majority of net sales of the Company's skin care products. Net sales of Montagne Jeunesse were approximately $3,610,700 in 2004 compared to $4,667,100 in 2003. The Company believes that this decrease in sales of Montagne Jeunesse is attributable primarily to a decrease in the number of display promotions at retailers in the first half of 2004 versus 2003 and to 2003 products that had not sold through the retail stores until 2004 thus resulting in fewer first half re-sales.

As part of its sales efforts in the first half of 2003, the Company used direct response television (infomercial) commercials for the sale of its Alpha Hydrox products. These efforts were not repeated in 2004. The Company has not used television advertisements for the Montagne Jeunesse products. The Company did not introduce new products during the first half of 2004, except different items in Montagne Jeunesse sachets.

	Sales of household products for the first half of this year accounted for 45.2% of consolidated net sales compared to 38.1% for the same period of 2003. These products are comprised of "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener. During the six months ended June 30, 2004, sales of household products were $4,755,300, as compared to sales of $4,317,000 for the same six months of 2003. Sales of "Scott's Liquid Gold" for wood were up by $281,700, an increase of 9.0%. This increase was due to increased distribution at retail stores. Sales of "Touch of Scent" were up by $156,600 or 13.2%. primarily due to an increase in distribution.

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

	On a consolidated basis, cost of goods sold was $5,720,600 during the first six months of 2004 compared to $5,921,300 for the same period of 2003, a decrease of $200,700 (3.4% on a sales decrease of 7.3%). As a percentage of consolidated net sales for the first half of 2004, cost of goods sold was 54.4% compared to 52.2% in 2003, an increase of 4.2%, which was essentially due to a greater percentage of off-sales promotions in 2004 versus 2003, and spreading the ongoing manufacturing costs over the lower aggregate number of units sold.


Operating Expenses, Interest Expense and Other Income

                                                             Percentage
                                                              Increase
                                    2004            2003     (Decrease)
                                -----------    -----------   ----------
Operating Expenses
     Advertising                $   637,100    $ 1,500,600     (57.5%)
     Selling                      2,781,400      3,007,400      (7.5%)
     General & Administrative     1,936,700      1,999,700      (3.2%)
                                -----------    -----------     ------
          Total operating
           expenses             $ 5,355,200    $ 6,507,700     (17.7%)
                                ===========    ===========     ======

Interest Income                 $    20,500    $    34,500     (40.6%)

Interest Expense                $    88,300    $   112,000     (21.2%)

Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, decreased $1,152,500 in the first half of 2004, when compared to the first half of 2003, largely because of the decrease in advertising expenses. The various components of operating expenses are discussed below.

Advertising expenses for the first six months of 2004 were $637,100 compared to $1,500,600 for the comparable six months of 2003, a decrease of $863,500 or 57.5%. Advertising expenses applicable to household products decreased by $175,400 (27.7%) during the first half of 2004, and advertising expenses for Alpha Hydrox products decreased for the comparative six-month period by $688,100 (79.3%).

Selling expenses for the first half of 2004 were $2,781,400 compared to $3,007,400 for the comparable six months of 2003, a decrease of $226,000 or 7.5%. That decrease was comprised of a decrease in promotional costs of $161,000 primarily because there were fewer sales promotions in 2004 versus 2003, a decrease in internet and direct television sales expense of $111,500 primarily because of a decrease in direct television sales advertising in 2004 versus 2003, a decrease in depreciation and royalty expense of $63,000, offset by an increase in salaries and fringe benefits of $75,500 primarily because of an increase in personnel in 2004 versus 2003, an increase in sales travel expense of $26,100, and a net increase in other selling expenses, none of which by itself is significant, of $7,900.

General and administrative expenses for the first six months of 2004 were $1,936,700 compared to $1,999,700 for the comparable period of 2003, a decrease of $63,000 or 3.2%. That decrease is made up of a decrease in professional fees of $116,200 primarily because of a decrease in audit fees in 2004 versus 2003 and a net decrease in other administrative expenses, none of which, by itself was material, of $19,000, offset by an increase in salary and fringe benefits of $72,200 primarily because of a general increase in these expenses during the first six months of 2004.

Interest expense for the first six months of 2004 was $88,300 versus $112,000 for the comparable quarter of 2003. Interest expense decreased because of the reduced principal of the Company's bank loan. Interest income for the six months ended June 30, 2004 was $20,500 compared to $34,500 for the same period of 2003, which consists of interest earned on the Company's cash reserves in 2004 and 2003. Interest expense will increase in the next few quarters as the Company borrows under the line of credit described in the Liquidity and Capital Resources section.

During the second quarter of 2004 and of 2003, expenditures for research and development were not material (under 2% of revenues).

Three Months Ended June 30, 2004
Compared to Three Months Ended June 30, 2003

Consolidated net sales for the second quarter of the current year were $5,307,900 vs. $5,608,000 for the comparable quarter of 2003, a decrease of $300,100 or about 5.4%. Average selling prices for the second quarter of 2004 were down by $204,800 over those of the comparable period of 2003, prices of household products being down by $74,200, while average selling prices of skin care products were down by $130,600. Co-op advertising, marketing funds, slotting fees and coupon expenses paid to retailers were subtracted from gross sales in accordance with current accounting policies totaling $406,700 in the second quarter of 2004 versus $445,300 in the same period in 2003, a decrease of $38,600 or 8.7%. This decrease was made up of a decrease in coupon expense of $30,700, a decrease in slotting expense of $13,500, and an increase in cooperative advertising expense of $5,600.

During the second quarter of 2004, net sales of skin care products accounted for 53.8% of consolidated net sales compared to 62.8% for the second quarter of 2003. Net sales of these products for those periods were $2,855,800 in 2004 compared to $3,524,200 in 2003, a decrease of $668,400 or 19.0%. Net sales of Montagne Jeunesse were approximately $1,946,500 in the second quarter of 2004 compared to $2,623,300 in the second quarter of 2003. Please see the discussion above for the first half of 2004 for additional information regarding sales of skin care products, which is also applicable to sales of skin care products in the second quarter.

Sales of household products for the second quarter of this year accounted for 46.2% of consolidated net sales compared to 37.2% for the same period of 2003. These products are comprised of "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener. During the second quarter of 2004, sales of household products were $2,452,100, as compared to sales of $2,083,800 for the same three months of 2003. Sales of "Scott's Liquid Gold" for wood were up by $185,300, an increase of 11.8%. Sales of "Touch of Scent" were up by $183,000 or 35.6%. Please see the discussion above for the first half of 2004 for additional information regarding sales of household products, which is also applicable to sales of household products in the second quarter of 2004.

On a consolidated basis, cost of goods sold was $2,970,000 during the second quarter of 2004 compared to $3,063,300 for the same period of 2003, a decrease of $93,300 (3.0%, on a sales decrease of 5.4%). As a percentage of consolidated net sales for the second quarter of 2004, cost of goods sold was 56.0% compared to 54.6% in 2003, an increase of 2.4%, which was essentially due to a greater percentage of off-sales promotions in 2004 versus 2003, and spreading the ongoing manufacturing costs over the lower aggregate number of units sold.

Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, decreased $673,200 in the second quarter of 2004, when compared to the same period during 2003, largely because of the decrease in advertising expenses.

Advertising expenses for the second quarter of 2004 were $173,400 compared to $691,600 for the comparable quarter of 2003, a decrease of $518,200 or 74.9%. Advertising expenses applicable to household products decreased by $150,600 (64.5%) during the second quarter of 2004, and advertising expenses for Alpha Hydrox products decreased for the comparative three-month period by $367,600 (80.2%).

Selling expenses for the three months ended June 30, 2004 were $1,457,500 compared to $1,587,000 for the comparable three months of 2003, a decrease of $129,500 or 8.2%. That decrease was comprised of a decrease in promotional expenses of $145,700 primarily because there were fewer sales promotions in 2004 versus 2003, a decrease in internet and direct television sales expense of $36,300, and a decrease in depreciation and royalty expense of $31,400 offset by a net increase in salary and fringe benefits and related travel of $71,900 primarily because of an increase in personnel in 2004 versus 2003, and other selling expenses, none of which by itself is significant, of $12,000.

General and administrative expenses for the second quarter of 2004 were $950,200 compared to $975,700 for the comparable period of 2003, a decrease of $25,500 or 2.6%. Such decrease was attributable to a decrease in professional fees of $43,800, offset by a net increase in other administrative expenses, none of which by itself was significant, of $18,300.

Interest expense for the second quarter of 2004 was $42,600 versus $55,100 for the comparable period of 2003. Interest income for the three months ended June 30, 2004 was $9,900 compared to $18,200 for the same period of 2003. Other income essentially consists of interest earned on the Company's cash reserves.

During the second quarter of 2004 and of 2003, expenditures for research and development were not material (under 2% of revenues).

Liquidity and Capital Resources

	On August 10, 2004 the Company obtained a $1,500,000 line of credit from a bank to finance additional inventory and accounts receivable associated with upcoming holiday sales. The line of credit bears interest at a rate of .5% over the bank's base rate (4.25% at July 31, 2004) and matures in one year. The line of credit is secured by inventory and accounts receivable. The covenants are the same as the bank loan described below.

	The Company has a bank loan for approximately $3.3 million
at the bank's base rate, adjustable yearly (4.75% at June 30, 2004), secured by the Company's land and buildings, with principal and interest payable monthly through November 2007. The loan agreement contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not
more than 1:1.   The Company may not declare any dividends that
would result in a violation of either of these covenants. The foregoing requirements were met at the end of the first half of 2004.

During the first half of 2004, the Company's working capital decreased by $733,600, and concomitantly, its current ratio (current assets divided by current liabilities) decreased from 2.3:1 at December 31, 2003 to 2.0:1 at June 30, 2004. This
decrease in working capital is attributable to a net loss in the first six months of 2004 of $626,700, and a reduction in long-term debt of $451,500, a decrease in deferred tax liabilities of $31,000, and a decrease in accumulated comprehensive income of $2,500, offset by depreciation in excess of capital additions of $297,300, a decrease in non-current deferred tax assets of $64,000, a decrease in other assets of $5,400, and an increase in common stock and capital in excess of par of $11,400.

At June 30, 2004, trade accounts receivable were $1,389,500 versus $1,108,600 at year-end, largely because sales in June of 2004 were greater than those of December of 2003. Accounts payable increased from the end of 2003 through June of 2004 by $406,500 primarily due to an increase in sales promotion and trade suppliers payables. At June 30, 2004 inventories were $81,500 more than at December 31, 2003. Accrued payroll and benefits increased $145,200 from December 31, 2003 to June 30, 2004 primarily because of the increase in accrued benefits. Other accrued liabilities decreased by $164,200 primarily because of a decrease in accrued property taxes and a decrease in accrued coupon expense.

The Company has no significant capital expenditures planned for 2004. The Company expects that its available cash and cash flows from operating activities will fund its cash requirements through at least June 30, 2005.

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

	As of June 30, 2004, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms as of June 30, 2004. There was no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II	OTHER INFORMATION

Item 1.	Not Applicable

Item 2.	Not Applicable

Item 3.	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

On May 20, 2004, the Company held its 2004 Annual Meeting of Shareholders. At that meeting, the seven existing directors were nominated and re-elected as directors of the Company. These seven persons constitute all members of the Board of Directors of the Company. These directors and the votes for and withheld for each of them were as follows:

                          For              Withheld
                        ---------          --------
Mark E. Goldstein       8,492,288           213,684
Jeffrey R. Hinkle       8,492,288           213,684
Jeffry B. Johnson       8,491,888           214,084
Dennis P. Passantino    8,492,288           213,684
Carl A. Bellini         8,491,518           214,454
Dennis H. Field         8,491,318           214,654
Gerald J. Laber         8,491,418           214,554

Item 5.	Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K

The following reports were filed by the Company on Form 8-K during the second quarter of 2004: A report filed on May 14, 2004 reporting an event under Item 5, Other Events and Regulation
FD Disclosure.

(b)	Exhibits

31.1 Rule 13a-14(a) Certification of the Chief Executive
        Officer
31.2 Rule 13a-14(a) Certification of the Chief Financial
        Officer
32.1	Section 1350 Certification
10.0	Business Loan Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

				SCOTT'S LIQUID GOLD-INC.


August 11, 2004			BY:	/s/ Mark E. Goldstein
    Date 				--------------------------------------
					Mark E. Goldstein
					President and Chief Executive Officer


August 11, 2004			BY:	/s/ Jeffry B. Johnson
    Date				--------------------------------------
					Jeffry B. Johnson
					Treasurer and Chief Financial Officer


EXHIBIT INDEX

Exhibit No.           Document

31.1 Rule 13a-14(a)   Certification of the Chief Executive Officer
31.2 Rule 13a-14(a)   Certification of the Chief Financial Officer
32.1                  Section 1350 Certification
10.0                  Business Loan Agreement




									EXHIBIT 31.1

CERTIFICATION

I, Mark E. Goldstein, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended June 30, 2004 of Scott's Liquid Gold-Inc.;

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



DATED:  August 11, 2004

                                /s/ Mark E. Goldstein
                                ------------------------------------
                                Mark E. Goldstein
                                President, Chief Executive Officer,
                                 and Chairman of the Board
                                Principal Executive Officer


								EXHIBIT 31.2

CERTIFICATION

I, Jeffry B. Johnson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the
quarter ended June 30, 2004 of Scott's Liquid Gold-Inc.;

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

DATED:  August 11, 2004

                               /s/ Jeffry B. Johnson
                               --------------------------------------
                               Jeffry B. Johnson
                               Treasurer and Chief Financial Officer
                               Principal Financial Officer


                                                   EXHIBIT 32.1

CERTIFICATION OF 10-Q REPORT
OF
SCOTT'S LIQUID GOLD-INC.

FOR THE QUARTER JUNE 30, 2004

1. The undersigned are the Chief Executive Officer and the Chief Financial Officer of Scott's Liquid Gold-Inc. ("Scott's Liquid Gold"). This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies the 10-Q Report of Scott's Liquid Gold for the quarter ended
June 30, 2004.

2. We certify that such 10-Q Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of Scott's Liquid Gold.

This Certification is executed as of August 11, 2004.

/s/ Mark E. Goldstein
-----------------------------------
Mark E. Goldstein
President, Chief Executive Officer
 and Chairman of the Board
Principal Executive Officer

/s/ Jeffry B. Johnson
-----------------------------------
Jeffry B. Johnson
Treasurer and Chief Financial Officer
Principal Financial Officer


								EXHIBIT 10.0

BUSINESS LOAN AGREEMENT

Borrower:	Scott's Liquid Gold-Inc.
		4880 Havana Street
		Denver, CO  80239

Lender:	Citywide Banks
		PO Box 128
		Aurora, CO  80040-0128
		(303) 365-3600

THIS BUSINESS LOAN AGREEMENT dated August 10, 2004, is made and executed between Scott's Liquid Gold-Inc. ("Borrower") and Citywide Banks ("Lender") on the following terms and conditions. Borrower has received prior commercial loans from Lender or has applied to Lender for a commercial loan or loans or other financial accommodations, including those which may be described on any exhibit or schedule attached to this Agreement ("Loan"). Borrower understands and agrees that: (A) in granting, renewing, or extending any Loan, Lender is relying upon Borrower's representations, warranties, and agreements as set forth in this Agreement; (B) the granting, renewing, or extending of any Loan by Lender at all times shall be subject to Lender's sole judgment and discretion; and (C) all such Loans shall be and remain subject to the terms and conditions of this Agreement.

TERM. This Agreement shall be effective as of August 10, 2004, and shall continue in full force and effect until such time as all of Borrower's Loans In favor of Lender have been paid in full, including principal, interest, costs, expenses, attorneys' fees, and other fees and charges, or until August 10, 2005.

CONDITIONS PRECEDENT TO EACH ADVANCE. Lender's obligation to make the initial Advance and each subsequent Advance under this Agreement shall be subject to the fulfillment to Lender's satisfaction of all of the conditions set forth in this Agreement and in the Related Documents.

Loan Documents. Borrower shall provide to Lender the following documents for the Loan: (1) the Note; (2) Security Agreements granting to Lender security interests in the Collateral; (3) financing statements and all other documents perfecting Lender's Security Interests; (4) evidence of insurance as required below;
(5) together with all such Related Documents as Lender may require for the Loan; all in form and substance satisfactory to Lender and Lender's counsel.

Borrower's Authorization. Borrower shall have provided in form and substance satisfactory to Lender properly certified resolutions, duly authorizing the execution and delivery of this Agreement, the Note and the Related Documents, In addition, Borrower shall have provided such other resolutions, authorizations, documents and instruments as Lender or its counsel, may require.

Payment of Fees and Expenses. Borrower shall have paid to Lender all fees, charges, and other expenses which are then due and payable as specified in this Agreement or any Related Document.

Representations and Warranties. The representations and warranties set forth in this Agreement, in the Related Documents, and in any document or certificate delivered to Lender under this Agreement are true and correct.

No Event of Default. There shall not exist at the time of any Advance a condition which would constitute an Event of Default under this Agreement or under any Related Document.

REPRESENTATIONS AND WARRANTIES. Borrower represents and warrants to Lender, as of the date of this Agreement, as of the date of each disbursement of loan proceeds, as of the date of any renewal, extension or modification of any Loan, and at all times any Indebtedness exists:

Organization. Borrower is a corporation for profit which is, and at all times shall be, duly organized, validly existing, and in good standing under and by virtue of the laws of the State of Colorado Borrower has the full power and authority to own its properties and to transact the business in which it is presently engaged or presently proposes to engage. Borrower maintains an office at 4880 Havana Street, Denver, CO 80239. Unless Borrower has designated otherwise in writing, the principal office is the office at which Borrower keeps its books and records including its records concerning the Collateral. Borrower will notify Lender prior to any change in the location of Borrower's state of organization or any change in Borrower's name. Borrower shall do all things necessary to preserve and to keep in full force and effect its existence, rights and privileges, and shall comply with all regulations, rules, ordinances, statutes, orders and decrees of any governmental or quasi-governmental authority or court applicable to Borrower and Borrower's business activities.

Assumed Business Names. Borrower has filed or recorded all documents or filings required by law relating to all assumed business names used by Borrower. Excluding the name of Borrower, the following is a complete list of all assumed business names under which Borrower does business: SLG Chemicals, Inc.; Neoteric Cosmetics, Inc.; and, Colorado Product Concepts, Inc.

Authorization. Borrower's execution, delivery, and performance of this Agreement and all the Related Documents have been duly authorized by all necessary action by Borrower and do not conflict with, result in e violation of, or constitute a default under (1) any provision of (a) Borrower's articles of incorporation or organization, or bylaws, or (b) any agreement or other instrument binding upon Borrower or (2) any law, governmental regulation, court decree, or order applicable to Borrower or to Borrower's properties.

Financial Information. Each of Borrower's financial statements supplied to Lender truly and completely discloses Borrower's financial condition as of the date of the statement, and there has been no material adverse change in Borrower's financial condition subsequent to the date of the most recent financial statement supplied to Lender. Borrower has no material contingent obligations except as disclosed in such financial statements.

Legal Effect. This Agreement constitutes, and any instrument or agreement Borrower is required to give under this Agreement when delivered will constitute legal, valid, and binding obligations of Borrower enforceable against Borrower in accordance with their respective terms.

Properties. Except as contemplated by this Agreement or as previously disclosed in Borrower's financial statements or in writing to Lender and as accepted by Lender, and except for property tax liens for taxes not presently due and payable, Borrower owns and has good title to all of Borrower's properties free and clear of all Security Interests, and has not executed any security documents or financing statements relating to such properties. All of Borrower's properties are titled in Borrower's legal name, and Borrower has not used or filed a financing statement under any other name for at least the last five (5) years.

Hazardous Substances. Except as disclosed to and acknowledged by Lender in writing, Borrower represents and warrants that: (1) During the period of Borrower's ownership of Borrower's Collateral, there has been no use, generation, manufacture, storage, treatment, disposal, release or threatened release of any Hazardous Substance by any person on, under, about or from any of the Collateral. (2) Borrower has no knowledge of, or reason to believe that there has been (a) any breach or violation of any Environmental Laws; (b) any use, generation, manufacture, storage, treatment, disposal, release or threatened release of any Hazardous Substance on, under, about or from the Collateral by any prior owners or occupants of any of the Collateral; or (c) any actual or threatened litigation or claims of any kind by any person relating to such matters. (3) Neither Borrower nor any tenant, contractor, agent or other authorized user of any of the Collateral shall use, generate, manufacture, store, treat, dispose of or release any Hazardous Substance on, under, about or from any of the Collateral; and any such activity shall be conducted in compliance with all applicable federal, state, and local laws, regulations, and ordinances, including without limitation ell Environmental Laws. Borrower authorizes Lender end its agents to enter upon the Collateral to make such inspections and tests as Lender may deem appropriate to determine compliance of the Collateral with this section of the Agreement.
Any inspections or tests made by Lender shall be at Borrower's expense and for Lender's purposes only and shall not be construed to create any responsibility or liability on the part of Lender to Borrower or to any other person. The representations and warranties contained herein are based on Borrower's due diligence in investigating the Collateral for hazardous waste and Hazardous Substances. Borrower hereby (1) releases and waives any future claims against Lender for indemnity or contribution in the event Borrower becomes liable for cleanup or other costs under any such laws, and (2) agrees to indemnify and hold harmless Lender against any and all claims, losses, liabilities, damages, penalties, and expenses which Lender may directly or indirectly sustain or suffer resulting from a breach of this section of the Agreement or as a consequence of any use, generation, manufacture, storage, disposal, release or threatened release of a hazardous waste or substance on the Collateral. The provisions of this section of the Agreement, including the obligation to indemnify, shall survive the payment of the Indebtedness and the termination, expiration or satisfaction of this Agreement and shall not be affected by Lender's acquisition of any interest in any of the Collateral, whether by foreclosure or otherwise.

Litigation and Claims. No litigation, claim, investigation, administrative proceeding or similar action (including those for unpaid taxes) against Borrower is pending or threatened, and no other event has occurred which may materially adversely affect Borrower's financial condition or properties, other than litigation, claims, or other events, if any, that have been disclosed to and acknowledged by Lender in writing.

Taxes. To the best of Borrower's knowledge, all of Borrower's tax returns and reports that are or were required to be filed, have been filed, and all taxes, assessments and other governmental charges have been paid in full, except those presently being or to be contested by Borrower in good faith in the ordinary course of business and for which adequate reserves have been provided.

Lien Priority. Unless otherwise previously disclosed to Lender in writing, Borrower has not entered into or granted any Security Agreements, or permitted the filling or attachment of any Security interests on or affecting any of the Collateral directly or indirectly securing repayment of Borrower's Loan and Note, that would be prior or that may in any way be superior to Lender's Security Interests and rights in and to such Collateral.

Binding Effect. This Agreement, the Note, all Security Agreements (if any), and all Related Documents are binding upon the signers thereof, as well as upon their successors, representatives and assigns, and are legally enforceable in accordance with their respective terms.

AFFIRMATIVE COVENANTS. Borrower covenants and agrees with Lender that, so long as this Agreement remains in effect, Borrower will:

Notices of Claims and Litigation. Promptly inform Lender in writing of (1) all material adverse changes in Borrower's financial condition, and (2) all existing and all threatened litigation, claims, investigations, administrative proceedings or similar actions affecting Borrower or any Guarantor which could materially affect the financial condition of Borrower or the financial condition of any Guarantor.

Financial Records. Maintain its books and records in accordance with GAAP, applied on a consistent basis, and permit Lender to examine and audit Borrower's books and records at all reasonable times.

Financial Statements. Furnish Lender with the following:

Annual Statements. As soon as available, but in no event later than ninety (90) days after the end of each fiscal year, Borrower's balance sheet and income statement for the year ended, audited by a certified public accountant satisfactory to Lender.

Interim Statements. As soon as available, but in no event later than forty (40) days after the end of each month, Borrower's balance sheet and profit and loss statement for the period ended, prepared by Borrower.

Additional Requirements. Borrower will provide Lender with Monthly Accounts Receivable Agings, Accounts Payable Agings, Monthly
Borrowing Base Certificates and Monthly Inventory Breakdown.

All financial reports required to be provided under this Agreement shall be prepared in accordance with GAAP, applied on a consistent basis, and certified by Borrower as being true and correct.

Additional Information. Furnish such additional information and statements, as Lender may request from time to time.

Insurance. Maintain fire and other risk insurance, public liability insurance, and such other insurance as Lender may require with respect to Borrower's properties and operations, in form, amounts, coverages and with insurance companies acceptable to Lender. Borrower, upon request of Lender, will deliver to Lender from time to time the policies or certificates of insurance in form satisfactory to Lender, including stipulations that coverages will not be cancelled or diminished without at least ten (10) days prior written notice to Lender. Each insurance policy also shall include an endorsement providing that coverage in favor of Lender will not be impaired in any way by any act, omission or default of Borrower or any other person. In connection with all policies covering assets in which Lender holds or is offered a security interest for the Loans, Borrower will provide Lender with such lender's loss payable or other endorsements as Lender may require.

Insurance Reports. Furnish to Lender, upon request of Lender, reports on each existing insurance policy showing such information as Lender may reasonably request, including without limitation the following: (1) the name of the insurer; (2) the risks insured;
(3) the amount of the policy; (4) the properties insured; (5) the then current property values on the basis of which insurance has been obtained, and the manner of determining those values; and
(6) the expiration date of the policy. In addition, upon request of Lender (however not more often than annually), Borrower will have an independent appraiser satisfactory to Lender determine, as applicable, the actual cash value or replacement cost of any Collateral. The cost of such appraisal shall be paid by Borrower.

Other Agreements. Comply with all terms and conditions of all other agreements, whether now or hereafter existing, between Borrower and any other party and notify Lender immediately in writing of any default in connection with any other such agreements.

Loan Proceeds. Use all Loan proceeds solely for Borrower's business operations, unless specifically consented to the contrary by Lender in writing.

Taxes, Charges and Liens. Pay and discharge when due all of its indebtedness and obligations, including without limitation all assessments, taxes, governmental charges, levies and liens, of every kind and nature, imposed upon Borrower or its properties, income, or profits, prior to the date on which penalties would attach, and all lawful claims that, if unpaid, might become a lien or charge upon any of Borrower's properties, income, or profits.

Performance. Perform and comply, in a timely manner, with all terms, conditions, and provisions set forth in this Agreement, in the Related Documents, and in all other instruments and agreements between Borrower and Lender. Borrower shall notify Lender immediately in writing of any default in connection with any agreement.

Operations. Maintain executive and management personnel with substantially the same qualifications and experience as the present executive and management personnel; provide written notice to Lender of any change in executive and management personnel; conduct its business affairs in a reasonable and prudent manner.

Environmental Studies. Promptly conduct and complete, at Borrower's expense, all such investigations, studies, samplings end testings as may be requested by Lender or any governmental authority relative to any substance, or any waste or by-product of any substance defined as toxic or a hazardous substance under applicable federal, state, or local law, rule, regulation, order or directive, at or affecting any property or any facility owned, leased or used by Borrower.

Compliance with Governmental Requirements. Comply with all laws, ordinances, and regulations, now or hereafter in effect, of all governmental authorities applicable to the conduct of Borrower's properties, businesses and operations, and to the use or occupancy of the Collateral, including without limitation, the Americans With Disabilities Act. Borrower may contest in good faith any such law, ordinance, or regulation and withhold compliance during any proceeding, including appropriate appeals, so long as Borrower has notified Lender in writing prior to doing so and so long as, in Lender's sole opinion, Lender's interests in the Collateral are not jeopardized. Lender may require Borrower to post adequate security or a surety bond, reasonably satisfactory to Lender, to protect Lender's interest.

Inspection. Permit employees or agents of Lender at any reasonable time to Inspect any and all Collateral for the Loan or Loans and Borrower's other properties and to examine or audit Borrower's books, accounts, and records and to make copies and memoranda of Borrower's books, accounts, and records. If Borrower now or at any time hereafter maintains any records (including without limitation computer generated records and computer software programs for the generation of such records) in the possession of a third party, Borrower, upon request of Lender, shall notify such party to permit Lender free access to such records at all reasonable times and to provide Lender with copies of any records it may request, all at Borrower's expense.

Compliance Certificates. Unless waived in writing by Lender, provide Lender at least annually, with a certificate executed by Borrower's chief financial officer, or other officer or person acceptable to Lender, certifying that the representations and warranties set forth in this Agreement are true and correct as of the date of the certificate and further certifying that, as of the date of the certificate, no Event of Default exists under this Agreement.

Environmental Compliance and Reports. Borrower shall comply in all respects with any and all Environmental Laws; not cause or permit to exist, as a result of an intentional or unintentional action or omission on Borrower's part or on the part of any third party, on property owned and/or occupied by Borrower, any environmental activity where damage may result to the environment, unless such environmental activity is pursuant to and in compliance with the conditions of a permit issued by the appropriate federal, state or local governmental authorities; shall furnish to Lender promptly and in any event within thirty (30) days otter receipt thereof a copy of any notice, summons, lien, citation, directive, letter or other communication from any governmental agency or instrumentality concerning any intentional or unintentional action or omission on Borrower's part in connection with any environmental activity whether or not there is damage to the environment and/or other natural resources.

Additional Assurances. Make, execute and deliver to Lender such promissory notes, mortgages, deeds of trust, security agreements, assignments, financing statements, instruments, documents and other agreements as Lender or its attorneys may reasonably request to evidence and secure the Loans and to perfect all Security Interests.

LENDER'S EXPENDITURES. If any action or proceeding is commenced that would materially affect Lender's interest in the Collateral or if Borrower fails to comply with any provision of this Agreement or any Related Documents, including but not limited to Borrower's failure to discharge or pay when due any amounts Borrower is required to discharge or pay under this Agreement or any Related Documents, Lender on Borrower's behalf may (but shall not be obligated to) take any action that Lender deems appropriate, including but not limited to discharging or paying all taxes, liens, security interests, encumbrances and other claims, at any time levied or placed on any Collateral and paying all costs for insuring, maintaining and preserving any Collateral. All such expenditures incurred or paid by Lender for such purposes will then bear interest at the rate charged under the Note from the date incurred or paid by Lender to the date of repayment by Borrower. All such expenses will become a part of the Indebtedness and, at Lender's option, will (A) be payable on demand; (B) be added to the balance of the Note and be apportioned among and be payable with any installment payments to become due during either (1) the term of any applicable insurance policy; or (2) the remaining term of the Note; or (C) be treated as a balloon payment which will be due and payable at the Note's maturity.

NEGATIVE COVENANTS. Borrower covenants and agrees with Lender that while this Agreement is in effect, Borrower shall not, without the prior written consent of Lender:

Indebtedness and Liens. (1) Except for trade debt incurred in the normal course of business and indebtedness to Lender contemplated by this Agreement, create, incur or assume indebtedness for borrowed money, including capital leases, (2) sell transfer mortgage, assign, pledge, lease, grant a security interest in, or encumber any of Borrower's assets (except as allowed as Permitted Liens), or (3) sell with recourse any of Borrower's accounts, except to Lender.

Continuity of Operations. (1) Engage in any business activities substantially different than those in which Borrower is presently engaged, (2) cease operations, liquidate, merge, transfer, acquire or consolidate with any other entity, change its name, dissolve or transfer or sell Collateral out of the ordinary course of business.

Loans, Acquisitions and Guaranties. (1) Loan, invest in or advance money or assets to any other person, enterprise or entity,
(2) purchase, create or acquire any interest in any other enterprise or entity, or (3) incur any obligation as surety or guarantor other than in the ordinary course of business.

Agreements. Borrower will not enter into any agreement containing any provisions which would be violated or breached by the performance of Borrower's obligations under this Agreement or in connection herewith.

CESSATION OF ADVANCES. If Lender has made any commitment to make any Loan to Borrower, whether under this Agreement or under any other agreement, Lender shall have no obligation to make Loan Advances or to disburse Loan proceeds if: (A) Borrower or any Guarantor is in default under the terms of this Agreement or any of the Related Documents or any other agreement that Borrower or any Guarantor has with Lender; (B) Borrower or any Guarantor dies, becomes incompetent or becomes insolvent, files a petition in bankruptcy or similar proceedings, or is adjudged a bankrupt;
(C) there occurs a material adverse change in Borrower's financial condition, in the financial condition of any Guarantor, or in the value of any Collateral securing any Loan; or (D) any Guarantor seeks, claims or otherwise attempts to limit, modify or revoke such Guarantor's guaranty of the Loan or any other loan with Lender; or (E) Lender in good faith deems itself insecure, even though no Event of Default shall have occurred.

RIGHT OF SETOFF. To the extent permitted by applicable law, Lender reserves a right of setoff in all Borrower's accounts with Lender (whether checking, savings, or some other account). This includes all accounts Borrower holds jointly with someone else and all accounts Borrower may open in the future. However, this does not include any IRA or Keogh accounts, or any trust accounts for which setoff would be prohibited by law. Borrower authorizes Lender, to the extent permitted by applicable law, to charge or setoff all sums owing on the Indebtedness against any and all such accounts.

DEFAULT. Each of the following shall constitute an Event of Default under this Agreement:

Payment Default. Borrower fails to make any payment when due under the Loan.

Other Defaults. Borrower fails to comply with or to perform any other term, obligation, covenant or condition contained in this Agreement or in any of the Related Documents or to comply with or to perform any term, obligation, covenant or condition contained in any other agreement between Lender and Borrower.

Default in Favor of Third Parties. Borrower or any Grantor defaults under any loan, extension of credit, security agreement, purchase or sales agreement, or any other agreement, in favor of any other creditor or person that may materially affect any of Borrower's or any Grantor's property or Borrower's or any Grantor's ability to repay the Loans or perform their respective obligations under this Agreement or any of the Related Documents.

False Statements. Any warranty, representation or statement made or furnished to Lender by Borrower or on Borrower's behalf under this Agreement or the Related Documents is false or misleading in any material respect, either now or at the time made or furnished or becomes false or misleading at any time thereafter.

Insolvency. The dissolution or termination of Borrower's existence as a going business, the insolvency of Borrower, the appointment of a receiver for any part of Borrower's property, any assignment for the benefit of creditors, any type of creditor workout, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against Borrower.

Defective Collateralization. This Agreement or any of the Related
Documents ceases to be in full force and effect (including failure of any collateral document to create a valid and perfected security interest or lien) at any time and for any reason.

Creditor or Forfeiture Proceedings. Commencement of foreclosure or forfeiture proceedings, whether by judicial proceeding, self-help, repossession or any other method, by any creditor of Borrower or by any governmental agency against any collateral securing the Loan. This includes a garnishment of any of Borrower's accounts, including deposit accounts, with Lender, However, this Event of Default shall not apply if there is a good faith dispute by Borrower as to the validity or reasonableness of the claim which is the basis of the creditor or forfeiture proceeding and if Borrower gives Lender written notice of the creditor or forfeiture proceeding and deposits with Lender monies or a surety bond for the creditor or forfeiture proceeding, in an amount determined by Lender, in its sole discretion, as being an adequate reserve or bond for the dispute.

Events Affecting Guarantor. Any of the preceding events occurs with respect to any Guarantor of any of the Indebtedness or any Guarantor dies or becomes incompetent, or revokes or disputes the validity of, or liability under, any Guaranty of the Indebtedness.

Adverse Change. A material adverse change occurs in Borrower's financial condition, or Lender believes the prospect of payment or performance of the Loan is impaired.

Insecurity. Lender in good faith believes itself insecure.

EFFECT OF AN EVENT OF DEFAULT. If any Event of Default shall occur, except where otherwise provided in this Agreement or the Related Documents, all commitments and obligations of Lender under this Agreement or the Related Documents or any other agreement immediately will terminate (including any obligation to make further Loan Advances or disbursements), and, at Lender's option, all indebtedness immediately will become due and payable, all without notice of any kind to Borrower, except that in the case of an Event of Default of the type described in the "Insolvency" subsection above, such acceleration shall be automatic and not optional. In addition, Lender shall have all the rights and remedies provided in the Related Documents or available at law, in equity, or otherwise. Except as may be prohibited by applicable law, all of Lender's rights and remedies shall be cumulative and may be exercised singularly or concurrently, Election by Lender pursue any remedy shall not exclude pursuit of any other remedy, and an election to make expenditures or to take action to perform an obligation of Borrower or of any Grantor shall not affect
Lender's right to declare a default and to exercise its rights and remedies.

ADDITION PROVISION. Maintain current ratio of at least 1:1

Maintain long term debt/consolidated net worth, in accordance with Generally Accepted Accounting Principles (GAAP) as currently in effect, of not more than 1:1.

Above ratios must be maintained in order for company to pay dividends.

MISCELLANBOUS PROVISIONS. The following miscellaneous provisions are a part of this Agreement:

Amendments. This Agreement, together with any Related Documents, constitutes the entire understanding and agreement of the parties as to the matters set forth in this Agreement. No alteration of or amendment to this Agreement shall be effective unless given in writing and signed by the party or parties sought to be charged or bound by the alteration or amendment.

Attorneys' Fees; Expenses. Borrower agrees to pay upon demand all of Lender's reasonable costs and expenses, including Lender's attorneys' fees and Lender's legal expenses, incurred in connection with the enforcement of this Agreement. Lender may hire or pay someone also to help enforce this Agreement, and Borrower shall pay the reasonable costs and expenses of sued enforcement. Costs and expenses include Lender's attorneys' fees and legal expenses whether or not there is a lawsuit, including attorneys' fees and legal expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), appeals, and any anticipated post-judgment collection services. Borrower also shall pay all court costs and such additional fees as may be directed by the court.

Caption Headings. Caption headings in this Agreement are for convenience purposes only and are not to be used to interpret or define the provisions of this Agreement.

Consent to Loan Participation. Borrower agrees and consents to Lender's sale or transfer, whether now or later, of one or more participation interests in the Loan to one or more purchasers, whether related or unrelated to Lender. Lender may provide, without any limitation whatsoever, relating to the Loan, and Borrower hereby waives any rights to privacy Borrower may have with respect to such matters. Borrower additionally waives any and all notices of sale of participation interests, as well as all notices of any repurchase of such participation interests. Borrower also agrees that the purchasers of any such participation interests will be considered as the absolute owners of such interests In the Loan and will have all the rights granted under the participation agreement or agreements governing the sale of such participation interests. Borrower further waives all rights of offset or counterclaim that it may have now or later against Lender or against any purchaser of such a participation interest and unconditionally agrees that either Lender or such purchaser may enforce Borrower's obligation under the Loan irrespective of the failure or insolvency of any holder of any interest in the Loan. Borrower further agrees that the purchaser of any such participation interests many enforce its interests irrespective of any personal claims or defenses that Borrower may have against Lender.

Governing Law. This Agreement will be governed by, construed and enforced in accordance with federal law and the laws of the State of Colorado. This Agreement has been accepted by Lender in the State of Colorado.

No Waiver by Lender. Lender shall not be deemed to have waived any rights under this Agreement unless such waiver is given in writing and signed by Lender. No delay or omission on the part of Lender in exercising any right shall operate as a waiver of such right or any other right. A waiver by Lender of a provision of this Agreement shall not prejudice or constitute a waiver of Lender's right otherwise to demand strict compliance with that provision or any other provision of this Agreement. No prior waiver by Lender, nor any course of dealing between Lender and Borrower, or between Lender and any Grantor, shall constitute a waiver of any of Lender's rights or of any of Borrower's or any Grantor's obligations as to any future transactions. Whenever the consent of Lender is required under this Agreement, the granting of such consent by Lender in any instance shall not constitute continuing consent to subsequent instances where such consent is required and in all cases such consent may be granted or withheld in the sole discretion of Lender.

Notices. Any notice required to be given under this Agreement shall be given in writing, and shall be effective when actually delivered, when actually received by telefacsimile (unless otherwise required by law), when deposited with a nationally recognized overnight courier, or, if mailed, when deposited in the United States mail, as first class, certified or registered mail postage prepaid, directed to the addresses shown near the beginning of this Agreement. Any party may change its address for notices under this Agreement by giving formal written notice to the other parties, specifying that the purpose of the notice is to change the party's address. For notice purposes, Borrower agrees to keep Lender informed at all times of Borrower's current address. Unless otherwise provided or required by law, if there is more than one Borrower, any notice given by Lender to any Borrower is deemed to be notice given to all Borrowers.

Severability. If a court of competent jurisdiction finds any provision of this Agreement to be illegal, invalid, or unenforceable as to any circumstance, that finding shall not make the offending provision illegal, invalid, or unenforceable as to any ether circumstance. If feasible, the offending provision shall be considered modified so that it becomes legal, valid and enforceable. If the offending provision cannot be so modified, it shall be considered deleted from this Agreement. Unless otherwise required by law, the illegality, invalidity, or unenforceability of any provision of this Agreement shall not affect the legality validity or enforceability of any other provision of this Agreement.

Subsidiaries and Affiliates of Borrower. To the extent the context of any provisions of this Agreement makes it appropriate, including without limitation any representation, warranty or covenant, the word "Borrower" as used in this Agreement shall include all of Borrower's subsidiaries and affiliates. Notwithstanding the foregoing however, under no circumstances shall this Agreement be construed to require Lender to make any Loan or other financial accommodation to any of Borrower's subsidiaries or affiliates.

Successors and Assigns. All covenants and agreements by or on behalf of Borrower contained in this Agreement or any Related Documents shall bind Borrower's successors and assigns and shall inure to the benefit of Lender and its successors and assigns. Borrower shall not, however, have the right to assign Borrower's rights under this Agreement or any interest therein, without the prior written consent of Lender.

Survival of Representations and Warranties. Borrower understands and agrees that in extending Loan Advances, Lender is relying on all representations, warranties, and covenants made by Borrower in this Agreement or in any certificate or other instrument delivered by Borrower to Lender under this Agreement or the Related Documents. Borrower further agrees that regardless of any investigation made by Lender, all such representations, warranties and covenants will survive the extension of Loan Advances and delivery to Lender of the Related Documents, shall be continuing in nature, shall be deemed made and redated by Borrower at the time each Loan Advance is made, and shall remain in full force and effect until such time as Borrower's Indebtedness shall be paid in full, or until this Agreement shall be terminated in the manner provided above, whichever is the last to occur.

Time is of the Essence. Time is of the essence in the performance of this Agreement.

Waive Jury. All parties to this Agreement hereby waive the right to any jury trial in any action, proceeding, or counterclaim brought by any party against any other party.

DEFINITIONS. The following capitalized words and terms shall have the following meanings when used in this Agreement. Unless specifically stated to the contrary, all references to dollar amounts shall mean amounts in lawful money of the United States of America. Words and terms used in the singular shall include the plural, and the plural shall include the singular, as the context may require. Words and terms not otherwise defined in this Agreement shall have the meanings attributed to such terms in the Uniform Commercial Code. Accounting words and terms not otherwise defined in this Agreement shall have the meanings assigned to them in accordance with generally accepted accounting principles as in effect on the date of this Agreement:

Advance. The word "Advance" means a disbursement of Loan funds made, or to be made, to Borrower or on Borrower's behalf on a line of credit or multiple advance basis under the terms and conditions of this Agreement.

Agreement. The word "Agreement" means this Business Loan Agreement, as this Business Loan Agreement may be amended or modified from time to time, together with all exhibits and schedules attached to this Business Loan Agreement from time to time. Borrower. The word
"Borrower" means Scott's Liquid Gold-Inc. and includes all co-signers and co-makers signing the Note.

Collateral. The word "Collateral" means all property and assets granted as collateral security for a Loan, whether real or personal property, whether granted directly or indirectly, whether granted now or in the future, and whether granted in the form of a security interest, mortgage, collateral mortgage, deed of trust, assignment, pledge, crop pledge, chattel mortgage, collateral chattel mortgage, chattel trust, factor's lien, equipment trust, conditional sale, trust receipt, lien, charge, lien or title retention contract, lease or consignment intended as a security device, or any other security or lien interest whatsoever, whether created by law, contract, or otherwise.

Environmental Laws. The words "Environmental Laws" mean any and all state, federal and local statutes, regulations and ordinances relating to the protection of human health or the environment, including without limitation the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended,
42 U.S.C. Section 9601, et seq. ("CERCLA"), the Superfund Amendments and Reauthorization Act of 1986, Pub. L. No. 99-499 ("SARA"), the Hazardous Materials Transportation Act, 49 U.S.C.
Section 180t, et seq., the Resource Conservation and Recovery Act, 42 U.S.C. Section 6901, et seq., or other applicable state or federal laws, rules, or regulations adopted pursuant thereto.

Event of Default. The words "Event of Default" mean any of the events of default set forth in this Agreement in the default section of this Agreement.

GAAP. The word "GAAP" means generally accepted accounting principles.

Grantor. The word "Grantor" means each and all of the persons or entities granting a Security Interest in any Collateral for the Loan, including without limitation all Borrowers granting such a Security Interest.

Guarantor. The word "Guarantor" means any guarantor, surety, or accommodation party of any or all of the Loan.

Guaranty. The word "Guaranty" means the guaranty from Guarantor to Lender, including without limitation a guaranty of all or part of the Note.

Hazardous Substances. The words "Hazardous Substances" mean materials that, because of their quantity, concentration or physical, chemical or infectious characteristics, may cause or pose a present or potential hazard to human health or the environment when improperly used, treated, stored, disposed of, generated, manufactured, transported or otherwise handled. The words "Hazardous Substances" are used in their very broadest sense and include without limitation any and all hazardous or toxic substances, materials or waste as defined by or listed under the Environmental Laws. The term "Hazardous Substances" also includes, without limitation, petroleum and petroleum by-products or any fraction thereof and asbestos.

Indebtedness. The word "Indebtedness" means the indebtedness evidenced by the Note or Related Documents, including all principal and interest together with all other indebtedness and costs and expenses for which Borrower is responsible under this Agreement or under any of the Related Documents.

Lender. The word "Lender" means Citywide Banks, its successors and assigns.

Loan. The word "Loan" means any and all loans and financial accommodations from Lender to Borrower whether now or hereafter existing, and however evidenced, including without limitation those loans and financial accommodations described herein or described on any exhibit or schedule attached to this Agreement from time to time.

Note. The word "Note" means the Note executed by Scott's Liquid
Gold-inc. in the principal amount of $1,500,000.00 dated
August 10, 2004, together with all renewals of, extensions of, modifications of, refinancing of, consolidations of, and substitutions for the note or credit agreement.

Permitted Liens. The words "Permitted Liens" mean (1) liens and security interests securing Indebtedness owed by Borrower to Lender; (2) liens for taxes, assessments, or similar charges either not yet due or being contested in good faith; (3) liens of materialmen, mechanics, warehousemen, or carriers, or other like liens arising in the ordinary course of business and securing obligations which are not yet delinquent; (4) purchase money liens or purchase money security interests upon or in any property acquired or held by Borrower in the ordinary course of business to secure indebtedness outstanding on the date of this Agreement or permitted to be incurred under the paragraph of this Agreement titled "Indebtedness and Liens", (5) liens and security interests which, as of the date of this Agreement, have been disclosed to and approved by the Lender in writing; and
(6) those liens and security interests which in the aggregate constitute an immaterial and insignificant monetary amount with respect to the net value of Borrower's assets.

Related Documents. The words "Related Documents" mean all promissory notes, credit agreements, loan agreements, environmental agreements, guaranties, security agreements, mortgages, deeds of trust, security deeds, collateral mortgages, and all other instruments, agreements end documents, whether now or hereafter existing, executed in connection with the Loan.

Security Agreement. The words "Security Agreement" mean and include without limitation any agreements, promises, covenants, arrangements, understandings or other agreements, whether created by law, contrast, or otherwise, evidencing, governing, representing, or creating a Security Interest.

Security Interest. The words "Security Interest" mean, without limitation, any and all types of collateral secede, present and future, whether in the form of a lien, charge, encumbrance, mortgage, deed of trust, security deed, assignment, pledge, crop pledge, chattel mortgage, collateral chattel mortgage, chattel trust, factor's lien, equipment trust, conditional sale, trust receipt, lien or title retention contrast, lease or consignment intended as a security device, or any other security or lien interest whatsoever whether created by law, contract, or otherwise.

BORROWER ACKNOWLEDGES HAVING READ ALL THE PROVISIONS OF THIS
BUSINESS LOAN AGREEMENT AND BORROWER AGREES TO ITS TERMS, THIS
BUSINESS LOAN AGREEMENT IS DATED AUGUST 10, 2004.

BORROWER:

Scott's Liquid Gold-Inc.

By:  /s/ Jeffry B. Johnson
     --------------------------------------
     Jeffry B. Johnson, C.F.O. &
      Treasurer of Scott's Liquid Gold-Inc.

LENDER:

Citywide Banks

By:  /s/
     _______________________________
     Authorized Signer

PROMISSORY NOTE

Borrower:	Scott's Liquid Gold-Inc. (TIN: 84-0920811)
		4880 Havana St.
		Denver, CO  80239

Lender:	Citywide Banks
		PO Box 128
		Aurora, CO  80040-0128
		(303) 365-3600

Principal Amount: $1,500,000.00
Initial Rate: 4.750%
Date of Note: August 10, 2004

PROMISE TO PAY. Scott's Liquid Gold-Inc. ("Borrower") promises to pay to Citywide Banks ("Lender"), or order, in lawful money of the United States of America, the principal amount of One Million Five Hundred Thousand & 00/100 Dollars ($1,500,000.00) or so much as may be outstanding, together with interest on the unpaid outstanding principal balance of each advance. Interest shall be calculated from the date of each advance until repayment of each advance.

PAYMENT. Borrower will pay this loan in one payment of all outstanding principal plus all accrued unpaid Interest on August 10, 2005. In addition, Borrower will pay regular monthly payments of all accrued unpaid interest due as of each payment dote, beginning September 10, 2004, with all subsequent interest payments to be due on the same day of each month after that. Unless otherwise agreed or required by applicable law, payments will be applied first to any accrued unpaid interest; then to principal; then to any unpaid collection costs; and then to any late charges. The annual interest rate for this Note is computed on a 365/360 basis; that is, by applying the ratio of the annual interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. Borrower will pay Lender at Lender's address shown above or at such other place as Leader may designate in writing.

VARIABLE INTEREST RATE. The interest rate on this Note is subject to change from time to time based on changes in an independent index which is The Prime Rate as Published in the Wall Street Journal
(the "Index"). The Index is not necessarily the lowest rate charged by Lender on its loans. If the Index becomes unavailable during the term of this loan, Lender may designate a substitute index after notice to Borrower. Lender will tell Borrower the current Index rate upon Borrower's request. The interest rate change will not occur more often than each Day. Borrower understands that Lender may make Icons based on other rates as well. The Index currently is 4.250% per annum. The interest rate to be applied to the unpaid principal balance of this Note will be at a rate of 0.500 percentage points over the Index, resulting in an initial rate of 4.750% per annum. NOTICE: Under no circumstances will the interest rate on this Note be more than the maximum rate allowed by applicable law.

PREPAYMENT; MINIMUM INTEREST CHARGE. Borrower agrees that all loan fees and other prepaid finance charges are earned fully as of the date of the loan and will not be subject to refund upon early payment (whether voluntary or as a result of default), except as otherwise required by law, In any event, even upon full prepayment of this Note, Borrower understands that Lender is entitled to a minimum interest charge of $25.00. Other than Borrower's obligation to pay any minimum interest charge, Borrower may pay without penalty all or e portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by Lender in writing, relieve Borrower of Borrower's obligation to continue to make payments of accrued unpaid interest. Rather, early payments will reduce the principal balance due. Borrower agrees not to send Lender payments marked "paid in full", "without recourse", or similar language. If Borrower sends such a payment, Lender may accept it without losing any of Lender's rights under this Note, and Borrower will remain obligated to pay any further amount owed to Lender. All written communications concerning disputed amounts, including any check or other payment instrument that indicates that the payment constitutes "payment in full" of the amount owed or that is tendered with other conditions or limitations or as full satisfaction of a disputed amount must be mailed or delivered to: Citywide Banks, PO Box 128, Aurora, CO 80040-0128.

LATE CHARGE. If a payment is 10 days or more late, Borrower will be charged 5.000% of the regularly scheduled payment.

INTEREST AFTER DEFAULT. Upon default, including failure to pay upon final maturity, at Lender's option, and if permitted by applicable law, Lender may add any unpaid accrued interest to principal and such sum will bear interest therefrom until paid at the rate provided in this Note (including any increased rate). Upon default, Lender, at its option, may, if permitted under applicable law, increase the variable interest rate on this Note to 21.000% per annum. The interest rate will not exceed the maximum rate permitted by applicable law.

DEFAULT. Each of the following shall constitute an event of default ("Event of Default") under this Note:

Payment Default. Borrower fails to make any payment when due under this Note.

Other Defaults. Borrower fails to comply with or to perform any other term, obligation, covenant or condition contained in this Note of in any of the related documents or to comply with or to perform any term, obligation, covenant or condition contained in any other agreement between Lender and Borrower.

Default in Favor of Third Parties. Borrower or any Grantor defaults under any loan, extension of credit, security agreement, purchase or sales agreement, or any other agreement, in favor of any other creditor or person that may materially affect any of Borrower's property or Borrower's ability to repay this Note or perform Borrower's obligations under this Note or any of the related documents.

False Statements. Any warranty, representation or statement made or furnished to Lender by Borrower or on Borrower's behalf under this Note or the related documents is false or misleading in any material respect, either now or at the time made or furnished or becomes false or misleading at any time thereafter.

Insolvency. The dissolution or termination of Borrower's existence as a going business, the insolvency of Borrower, the appointment of a receiver for any part of Borrower's property, any assignment for the benefit of creditors, any type of creditor workout, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against Borrower.

Creditor or Forfeiture Proceedings. Commencement of foreclosure or forfeiture proceedings, whether by judicial proceeding, self-help, repossession or any other method, by any creditor of Borrower or by any governmental agency against any collateral securing the loan. This includes a garnishment of any of Borrower's accounts, including deposit accounts, with Lender. However, this Event of Default shall not apply if there is a good faith dispute by Borrower as to the validity or reasonableness of the claim which is the basis of the creditor or forfeiture proceeding and if Borrower gives Lender written notice of the creditor or forfeiture proceeding and deposits with Lender monies or a surety bond for the creditor or forfeiture proceeding, in an amount determined by Lender, in its sole discretion, as being an adequate reserve or bond for the dispute.

Events Affecting Guarantor. Any of the preceding events occurs with respect to any guarantor, endorser, surety, or accommodation party of any of the indebtedness or any guarantor, endorser, surety, or accommodation party dies or becomes incompetent, or revokes or disputes the validity of, or liability under, any guaranty of the indebtedness evidenced by this Note.

Adverse Change. A material adverse change occurs in Borrower's financial condition, or Lender believes the prospect of payment or performance of this Note is impaired,

Insecurity. Lender in good faith believes itself insecure.

LENDER'S RIGHTS. Upon default, Lender may declare the entire unpaid principal balance on this Note and all accrued unpaid interest immediately due, and then Borrower will pay that amount.

ATTORNEYS' FEES, EXPENSES. Lender may hire or pay someone else to help collect this Note if Borrower does not pay. Borrower will pay Lender the reasonable costs of such collection. This includes, subject to any limits under applicable law, Lender's attorneys' fees and Lender's legal expenses, whether or not there is a lawsuit, including without limitation attorneys' fees and legal expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), and appeals. If not prohibited by applicable law, Borrower also will pay any court costs, in addition to all other sums provided by law.

JURY WAIVER. Lender and Borrower hereby waive the right to any jury trial in any action, proceeding, or counterclaim brought by either Lender or Borrower against the other.

GOVERNING LAW. This Note will be governed by, construed and enforced in accordance with federal law and the laws of the State of Colorado. This Note has been accepted by Lender in the State of Colorado.

RIGHT OF SETOFF. To the extent permitted by applicable law, Lender reserves a right of setoff in all Borrower's accounts with Lender (whether checking, savings, or some other account). This includes all accounts Borrower holds jointly with someone else and all accounts Borrower may open in the future. However, this does not include any IRA or Keogh accounts, or any trust accounts for which setoff would be prohibited by law. Borrower authorizes Lender, to the extent permitted by applicable law, to charge or setoff all sums owing on the indebtedness against any and all such accounts.

COLLATERAL. Borrower acknowledges this Note is secured by Accounts Receivables and Inventory.

LINE OF CREDIT. This Note evidences a revolving line of credit. Advances under this Note may be requested either orally or in writing by Borrower or directions by telephone or otherwise to Lender are to be directed to Lender's office shown above. The following person currently is authorized to request advances and authorize payments under the line of credit until Lender receives from Borrower, at Lender's address shown above, written notice of revocation of his or her authority: Jeffry B. Johnson, Chief Financial Officer and Treasurer of Scott's Liquid Gold-Inc. Borrower agrees to be liable for all sums either: (A) advanced in accordance with the instructions of an authorized person or
(B) credited to any of Borrower's accounts with Lender. The unpaid principal balance owing on this Note at any time may be evidenced by endorsements on this Note or by Lender's internal records, including daily computer print-outs. Lender will have no obligation to advance funds under this Note if: (A) Borrower or any guarantor is in default under the terms of this Note or any agreement that Borrower or any guarantor has with Lender, including any agreement made in connection with the signing of this Note; (B) Borrower or any guarantor ceases doing business or is insolvent; (C) any guarantor seeks, claims or otherwise attempts to limit, modify or revoke such guarantor's guarantee of this Note or any other loan with Lender; (D) Borrower has applied funds provided pursuant to this Note for purposes other than those authorized by Lender; or (E) Lender in good faith believes itself insecure.

SUCCESSOR INTERESTS. The terms of this Note shall be binding upon Borrower, and upon Borrower's heirs, personal representatives, successors and assigns, and shall inure to the benefit of Lender and its successors and assigns.

NOTIFY US OF INACCURATE INFORMATION WE REPORT TO CONSUMER REPORTING AGENCIES. Please notify us if we report any inaccurate information about your account(s) to a consumer reporting agency. Your written notice describing the specific Inaccuracy(ies) should be sent to us at the following address: Citywide Banks Operations Center PO Box 128 Aurora, CO 80040-0128

GENERAL PROVISIONS. Lender may delay or forgo enforcing any of its rights or remedies under this Note without losing them. Borrower and any other person who signs, guarantees or endorses this Note, to the extent allowed by law, waive presentment, demand for payment, and notice of dishonor. Upon any change in the terms of this Note, and unless otherwise expressly stated in writing, no party who signs this Note, whether as maker, guarantor, accommodation maker or endorser, shall be released from liability. All such parties agree that Lender may renew or extend (repeatedly and for any length of time) this loan or release any party or guarantor or collateral; or impair, fail to realize upon or perfect Lender's security interest in the collateral; and take any other action deemed necessary by Lender without the consent of or notice to anyone. All such parties also agree that Lender may modify this loan without the consent of or notice to anyone other than the party with whom the modification is made. The obligations under this Note are joint and several.

PRIOR TO SIGNING THIS NOTE, BORROWER READ AND UNDERSTOOD ALL THE
PROVISIONS OF THIS NOTE, INCLUDING THE VARIABLE INTEREST RATE
PROVISIONS. BORROWER AGREES TO THE TERMS OF THE NOTE.

BORROWER ACKNOWLEDGES RECEIPT OF A COMPLETED COPY OF THIS
PROMISSORY NOTE.

BORROWER:

SCOTT'S LIQUID GOLD-INC.


BY:  /s/ Jeffry B. Johnson
     --------------------------------------
     Jeffry B. Johnson, C.F.O. &
      Treasurer of Scott's Liquid Gold-Inc.






CORPORATE RESOLUTION TO BORROW / GRANT COLLATERAL

Corporation:	Scott's Liquid Gold-Inc. (TIN: 84-0920811)
			4880 Havana Street
			Denver, CO  80239

Lender:	Citywide Banks
		PO Box 128
		Aurora, CO  80040-0128
		(303) 365-3600

I, THE UNDERSIGNED, DO HEREBY CERTIFY THAT:

THE CORPORATION'S EXISTENCE. The complete and correct name of the Corporation is Scott's Liquid Gold-Inc. ("Corporation"). The Corporation is a corporation for profit which is, and at all times shall be, duly organized, validly existing, and in good standing under and by virtue of the laws of the State of Colorado The Corporation has the full power and authority to own its properties and to transact the business in which it is presently engaged or presently proposes to engage. The Corporation maintains an office at 4880 Havana Street, Denver, CO 80239. Unless the Corporation has designated otherwise in writing, the principal office is the office at which the Corporation keeps its books and records. The Corporation will notify Lender prior to any change in the location of The Corporation's state of organization or any change in The Corporation's name. The Corporation shall do all things necessary to preserve and to keep in full force and effect its existence, rights and privileges, and shall comply with all regulations, rules, ordinances, statutes, orders and decrees of any governmental or quasi-governmental authority or court applicable to the Corporation and The Corporation's business activities.

RESOLUTIONS ADOPTED. At a meeting of the Directors of the Corporation, or if the Corporation is a close corporation having no Board of Directors then at a meeting of the Corporation's shareholders, duly called and held on August 2, 2004, at which a quorum was present and voting, or by other duly authorized action in Lieu of a meeting, the resolutions set forth in this Resolution were adopted.

OFFICER. The following named person is an officer of Scott's
Liquid Gold-Inc.:
NAMES              TITLES           AUTHORIZED  ACTUAL SIGNATURES
Jeffry B. Johnson  CFO & Treasurer      Y       /s/ Jeffry B. Johnson
                                                ---------------------

ACTIONS AUTHORIZED. The authorized person listed above may enter into any agreements of any nature with Lender, and those agreements will bind the Corporation. Specifically, but without limitation, the authorized person is authorized, empowered, and directed to do the following for and on behalf of the Corporation:

Borrow Money. To borrow, as a cosigner or otherwise, from time to time from Lender, on such terms as may be agreed upon between the Corporation and Lender, such sum or sums of money as in his or her judgment should be borrowed, without limitation.

Execute Notes. To execute and deliver to Lender the promissory note or notes, or other evidence of the Corporation's credit accommodations, on Lender's forms, at such rates of interest and on such terms as may be agreed upon, evidencing the sums of money so borrowed or any of the Corporation's indebtedness to Lender, and also to execute and deliver to Lender one or more renewals, extensions, modifications, refinancings, consolidations, or substitutions for one or more of the notes, any portion of the notes, or any other evidence of credit accommodations.

Grant Security. To mortgage, pledge, transfer, endorse, hypothecate, or otherwise encumber and deliver to Lender any property now or hereafter belonging to the Corporation or in which the Corporation now or hereafter may have an interest, including without limitation all of the Corporation's real properly end all of the Corporation's personal property (tangible or intangible), as security for the payment of any loans or credit accommodations so obtained, any promissory notes so executed (including any amendments to or modifications, renewals, and extensions of such promissory notes), or any other or further indebtedness of the Corporation to Lender at any time owing, however the same may be evidenced. Such property may be mortgaged, pledged, transferred, endorsed, hypothecated or encumbered at the time such loans are obtained or such indebtedness is incurred, or at any other time or times, and may be either in addition to or in lieu of any property theretofore mortgaged, pledged, transferred, endorsed, hypothecated or encumbered.

Execute Security Documents. To execute end deliver to Lender the forms of mortgage, deed of trust, pledge agreement, hypothecation agreement, and other security agreements and financing statements which Lender may require and which shall evidence the terms and conditions under and pursuant to which such liens and encumbrances, or any of them, are given; and also to execute and deliver to Lender any other written instruments, any chattel paper, or any other collateral, of any kind or nature, which Lender may deem necessary or proper in connection with or pertaining to the giving of the liens and encumbrances.

Negotiate Items. To draw, endorse, and discount with Lender all drafts, trade acceptances, promissory notes, or other evidences of indebtedness payable to or belonging to the Corporation or in which the Corporation may have an interest, and either to receive cash for the same or to cause such proceeds to be credited to the Corporation's account with Lender, or to cause such other disposition of the proceeds derived therefrom as he or she may deem advisable.

Further Acts. In the case of lines of credit, to designate additional or alternate individuals as being authorized to request advances under such lines, and in all cases, to do and perform such other acts and things, to pay any and all fees and costs, and to execute and deliver such other documents and agreements, including agreements waiving the right to a trial by jury, as the officer may in his or her discretion deem reasonably necessary or proper in order to carry into effect the provisions of this Resolution. The following person currently is authorized to request advances and authorize payments under the line of credit until Lender receives from the Corporation, at Lender's address shown above, written notice of revocation of his or her authority:
Jeffry B. Johnson, Chief Financial Officer and Treasurer of
Scott's Liquid Gold-Inc.

ASSUMED BUSINESS NAMES. The Corporation has filed or recorded all documents or filings required by law relating to all assumed business names used by the Corporation. Excluding the name of the Corporation, the following is a complete list of all assumed business names under which the Corporation does business: None.

NOTICES TO LENDER. The Corporation will promptly notify Lender in writing at Lender's address shown above (or such other addresses as Lender may designate from time to time) prior to any (A) change in the Corporation's name; (B) change in the Corporation's assumed business name(s); (C) change in the management of the Corporation;
(D) change in the authorized signer(s); (E) change in the Corporation's principal office address; (F) change in the Corporation's state of organization; (G) conversion of the Corporation to a new or different type of business entity; or
(H) change in any other aspect of the Corporation that directly or indirectly relates to any agreements between the Corporation and Lender. No change in the Corporation's name or state of organization will take effect until after Lender has received notice.

CERTIFICATION CONCERNING OFFICERS AND RESOLUTIONS. The officer named above is duly elected, appointed, or employed by or for the Corporation, as the case may be, and occupies the position set opposite his or her respective name. This Resolution now stands of record on the books of the Corporation, is in full force and effect, and has not been modified or revoked in any manner whatsoever.

CONTINUING VALIDITY. Any and all acts authorized pursuant to this Resolution and performed prior to the passage of this Resolution are hereby ratified and approved. This Resolution shall be continuing, shall remain in full force and effect and Lender may rely on it until written notice of its revocation shall have been delivered to and received by Lender at Lender's address shown above (or such addresses as Lender may designate from time to time) . Any such notice shall not affect any of the Corporation's agreements or commitments in effect at the time notice is given.

IN TESTIMONY WHEREOF, I have hereunto set my hand and attest that the signature set opposite the name listed above is his or her genuine signature. I have read all the provisions of this Resolution, and I personally and on behalf of the Corporation certify that all statements and representations made in this Resolution are true and correct. This Corporate Resolution to Borrow / Grant Collateral is dated August 2, 2004.

                             CERTIFIED TO AND ATTESTED BY:


                             /s/ Jeffry B. Johnson
                             -------------------------------
                            Jeffry B. Johnson, C.F.O. &
                             Treasurer of Scott's Liquid Gold-Inc.






COMMERCIAL SECURITY AGREEMENT


Grantor:	Scott's Liquid Gold-Inc.
		4880 Havana Street
		Denver, CO  80239

Lender:	Citywide Banks
		PO Box 128
		Aurora, CO  80040-0128
		(303) 365-3600

THIS COMMERCIAL SECURITY AGREEMENT dated August 10, 2004, is made and executed between Scott's Liquid Gold-Inc. ("Grantor") and Citywide Banks ("Lender").

GRANT OF SECURITY INTEREST. For valuable consideration, Grantor grants to Lender a security interest in the Collateral to secure the Indebtedness and agrees that Lender shall have the rights stated in this Agreement with respect to the Collateral, in addition to all other rights which Lender may have by law.

COLLATERAL DESCRIPTION. The word "Collateral" as used in this Agreement means the following described property, whether now owned or hereafter acquired, whether now existing or hereafter arising, and wherever located, in which Grantor is giving to Lender a security interest for the payment of the Indebtedness and performance of all other obligations under the Note and this
Agreement:

All Accounts Receivables and Inventory

In addition, the word "Collateral" also includes all the following, whether now owned or hereafter acquired, whether now existing or hereafter arising, and wherever located:

(A) All accessions, attachments, accessories, replacements of and additions to any of the collateral described herein, whether added now or later.
(B)	All products and produce of any of the property described in this Collateral section.
(C)	All accounts, general intangibles, instruments, rents, monies, payments, and all other rights, arising out of a sale, lease, consignment or other disposition of any of the property described in this Collateral section.
(D)	All proceeds (including insurance proceeds) from the sale,
destruction, loss, or other disposition of any of the property described in this Collateral section, and sums due from a third party who has damaged or destroyed the Collateral or from that party's Insurer, whether due to judgment, settlement or other process.
(E)	All records and data relating to any of the property described in this Collateral section, whether in the form of a writing, photograph, microfilm, microfiche, or electronic media, together with all of Grantor's right, title, and Interest in and to all computer software required to utilize, create, maintain, and process any such records or data on electronic media.

Despite any other provision of this Agreement, Lender is not granted, and will not have, a nonpurchase money security interest in household goods, to the extent such a security interest would be prohibited by applicable law. In addition, if because of the type of any Property, Lender is required to give a notice of the right to cancel under Truth in Lending for the Indebtedness, then Lender will not have a security interest in such Collateral unless and until such a notice is given.

RIGHT OF SETOFF. To the extent permitted by applicable law, Lender reserves a right of setoff in all Grantor's accounts with Lender (whether checking, savings, or some other account). This includes all accounts Grantor holds jointly with someone else and all accounts Grantor may open in the future. However, this does not include any IRA or Keogh accounts, or any trust accounts for which setoff would be prohibited by law. Grantor authorizes Lender, to the extent permitted by applicable law, to charge or setoff all sums owing on the Indebtedness against any and all such accounts.

GRANTOR'S REPRESENTATIONS AND WARRANTIES WITH RESPECT TO THE
COLLATERAL. With respect to the Collateral, Grantor represents and promises to Lender that:

Perfection of Security Interest. Grantor agrees to take whatever actions are requested by Lender to perfect and continue Lender's security interest in the Collateral. Upon request of Lender, Grantor will deliver to Lender any and all of the documents evidencing or constituting the Collateral, and Grantor will note Lender's interest upon any and all chattel paper and instruments if not delivered to Lender for possession by Lender. This is a continuing Security Agreement and will continue in effect even though all or any part of the Indebtedness is paid in full and even though for a period of time Grantor may not be indebted to Lender.

Notices to Lender. Grantor will promptly notify Lender in writing at Lender's address shown above (or such other addresses as Lender may designate from time to time) prior to any (1) change in Grantor's name; (2) change in Grantor's assumed business name(s); (3) change in the management of the Corporation Grantor; (4) change in the authorized signer(s); (5) change in Grantor's principal office address; (6) change in Grantor's state of organization;
(7) conversion of Grantor to a new or different type of business entity; or (8) change in any other aspect of Grantor that directly or indirectly relates to any agreements between Grantor and Lender. No change in Grantor's name or state of organization will take effect until after Lender has received notice.

No Violation. The execution and delivery of this Agreement will not violate any law or agreement governing Grantor or to which Grantor is a party, and its certificate or articles of incorporation and bylaws do not prohibit any term or condition of this Agreement.

Enforceability of Collateral. To the extent the Collateral consists of accounts, chattel paper, or general intangibles, as defined by the Uniform Commercial Code, the Collateral is enforceable in accordance with its terms, is genuine, and fully complies with all applicable laws and regulations concerning form, content and manner of preparation and execution, and all persons appearing to be obligated on the Collateral have authority and capacity to contract and are in fact obligated as they appear to be on the Collateral. There shall be no setoffs or counterclaims against any of the Collateral, and no agreement shall have been made under which any deductions or discounts may be claimed concerning the Collateral except those disclosed to Lender in writing.

Location of the Collateral. Except in the ordinary course of Grantor's business, Grantor agrees to keep the Collateral at Grantor's address shown above or at such other locations as are acceptable to Lender. Upon Lender's request, Grantor will deliver to Lender in form satisfactory to Lender a schedule of real properties and Collateral locations relating to Grantor's operations, including without limitation the following: (1} all real property Grantor owns or is purchasing; (2) all real property Grantor is renting or leasing; (3) all storage facilities Grantor owns, rents, leases, or uses; and (4) all other properties where Collateral is or may be located.

Removal of the Collateral. Except in the ordinary course of Grantor's business, Grantor shall not remove the Collateral from its existing location without Lender's prior written consent. Grantor shall, whenever requested, advise Lender of the exact location of the Collateral.

Transactions Involving Collateral. Except for inventory sold or accounts collected in the ordinary course of Grantor's business, or as otherwise provided for in this Agreement, Grantor shall not sell, offer to sell, or otherwise transfer or dispose of the Collateral. Grantor shall not pledge, mortgage, encumber or otherwise permit the Collateral to be subject to any lien, security interest, encumbrance, or charge, other than the security interest provided for in this Agreement, without the prior written consent of Lender. This includes security interests even if junior in right to the security interests granted under this Agreement. Unless waived by Lender, all proceeds from any disposition of the Collateral (for whatever reason) shall be held in trust for Lender and shall not be commingled with any other funds; provided however, this requirement shall not constitute consent by Lender to any sale or other disposition. Upon receipt, Grantor shall immediately deliver any such proceeds to Lender.

Title. Grantor represents and warrants to Lender that Grantor holds good and marketable title to the Collateral, free and clear of all liens and encumbrances except for the lien of this Agreement. No financing statement covering any of the Collateral is on file in any public office other than those which reflect the security interest created by this Agreement or to which Lender has specifically consented. Grantor shall defend Lender's rights in the Collateral against the claims and demands of all other persons.

Repairs and Maintenance. Grantor agrees to keep and maintain, and to cause others to keep and maintain, the Collateral in good order, repair and condition at all times while this Agreement remains in effect. Grantor further agrees to pay when due all claims for work done on, or services rendered or material furnished in connection with the Collateral so that no lien or encumbrance may ever attach to or be filed against the Collateral.

Inspection of Collateral Lender and Lender's designated representatives and agents shall have the right at all reasonable times to examine and inspect the Collateral wherever located.

Taxes, Assessments and Liens. Grantor will pay when due all taxes, assessments and liens upon the Collateral, its use or operation, upon this Agreement, upon any promissory note or notes evidencing the Indebtedness, or upon any of the other Related Documents. Grantor may withhold any such payment or may elect to contest any lien if Grantor is in good faith conducting an appropriate proceeding to contest the obligation to pay and so long as Lender's interest in the Collateral Is not jeopardized in Lender's sole opinion. If the Collateral is subjected to a lien which is not Lender in an amount adequate to provide for the discharge of the lien plus any interest, costs, attorneys' fees or other charges that could accrue as a result of foreclosure or sale of the Collateral. In any contest Grantor shall defend itself and Lender and shall satisfy any final adverse judgment before enforcement against the Collateral Grantor shall name Lender as an additional obliges under any surety bond furnished in the contest proceedings. Grantor further agrees to furnish Lender with evidence that such taxes, assessments, and governmental and other charges have been paid in full and in a timely manner. Grantor may withhold any such payment or may elect to contest any lien if Grantor is in good faith conducting an appropriate proceeding to contest the obligation to pay and so long as Lender's interest in the Collateral is not jeopardized.

Compliance with Governmental Requirements. Grantor shall comply promptly with all laws, ordinances, rules and regulations of all governmental authorities, now or hereafter in effect, applicable to the ownership, production, disposition, or use of the Collateral, including all laws or regulations relating to the undue erosion of highly-erodible land or relating to the conversion of wetlands for the production of an agricultural product or commodity. Grantor may contest in good faith any such law, ordinance or regulation and withhold compliance during any proceeding, including appropriate appeals, so long as Lender's interest in the Collateral, in Lender's opinion, is not jeopardized.

Hazardous Substances. Grantor represents and warrants that the Collateral never has been, and never will be so long as this Agreement remains a lien on the Collateral, used in violation of any Environmental Laws or for the generation, manufacture, storage, transportation, treatment, disposal, release or threatened release of any Hazardous Substance. The representations and warranties contained herein are based on Grantor's due diligence in investigating the Collateral for Hazardous Substances. Grantor hereby (1) releases and waives any future claims against Lender for indemnity or contribution in the event Grantor becomes liable for cleanup or other costs under any Environmental Laws, and
(2) agrees to indemnify and hold harmless Lender against any and all claims and losses resulting from a breach of this provision of this Agreement. This obligation to indemnify shall survive the payment of the Indebtedness and the satisfaction of this Agreement.

Maintenance of Casualty Insurance. Grantor shall procure and maintain all risks insurance, including without limitation fire, theft and liability coverage together with such other insurance as Lender may require with respect to the Collateral, in form, amounts, coverages and basis reasonably acceptable to Lender and issued by a company or companies reasonably acceptable to Lender. Grantor, upon request of Lender, will deliver to Lender from time to time the policies or certificates of insurance in form satisfactory to Lender, including stipulations that coverages will not be cancelled or diminished without at least ten (10) days' prior written notice to Lender and not including any disclaimer of the insurer's liability for failure to give such a notice. Each insurance policy also shall include an endorsement providing that coverage in favor of Lender will not be impaired in any way by any act, omission or default of Grantor or any other person. In connection with all policies covering assets in which Lender holds or is offered a security interest, Grantor will provide Lender with such loss payable or other endorsements as Lender may require. If Grantor at any time fails to obtain or maintain any insurance as required under this Agreement, Lender may (but shall not be obligated to) obtain such insurance as Lender deems appropriate, including if Lender so chooses "single interest insurance," which will cover only Lender's interest in the Collateral.

Application of Insurance Proceeds. Grantor shall promptly notify Lender of any loss or damage to the Collateral. Lender may make proof of loss if Grantor fails to do so within fifteen (15) days of the casualty. All proceeds of any insurance on the Collateral, including accrued proceeds thereon, shall be held by Lender as part of the Collateral. If Lender consents to repair or replacement of the damaged or destroyed Collateral, Lender shall, upon satisfactory proof of expenditure, pay or reimburse Grantor from the proceeds for the reasonable cost of repair or restoration. If Lender does not consent to repair or replacement of the Collateral, Lender shall retain a sufficient amount of the proceeds to pay all of the Indebtedness, and shall pay the balance to Grantor. Any proceeds which have not been disbursed within six (6) months after their receipt and which Grantor has not committed to the repair or restoration of the Collateral shall be used to prepay the Indebtedness.

Insurance Reserves. Lender may require Grantor to maintain with Lender reserves for payment of insurance premiums, which reserves shall be created by monthly payments from Grantor of a sum estimated by Lender to be sufficient to produce, at least fifteen
(15) days before the premium due date, amounts at least equal to the insurance premiums to be paid. If fifteen (15) days before payment is due, the reserve funds are insufficient, Grantor shall upon demand pay any deficiency to Lender. The reserve funds shall be held by Lender as a general deposit and shall constitute a non-interest-bearing account which Lender may satisfy by payment of the insurance premiums required to be paid by Grantor as they become due. Lender does net hold the reserve funds in trust for Grantor, and Lender is not the agent of Grantor for payment of the insurance premiums required to be paid by Grantor. The responsibility for the payment of premiums shall remain Grantor's sole responsibility.

Insurance Reports. Grantor, upon request of Lender, shall furnish to Lender reports on each existing policy of insurance showing such information as Lender may reasonably request including the following: (1) the name of the insurer; (2) the risks insured;
(3) the amount of the policy; (4) the property insured; (5) the then current value on the basis of which insurance has been obtained and the manner of determining that value; and (6) the expiration date of the policy. In addition, Grantor shall upon request by Lender (however not more often than annually) have an independent appraiser satisfactory to Lender determine, as applicable, the cash value or replacement cost of the Collateral.

Financing Statements. Grantor authorizes Lender to file a UCC financing statement, or alternatively, a copy of this Agreement to perfect Lender's security interest. At Lender's request, Grantor additionally agrees to sign all other documents that are necessary to perfect, protect, and continue Lender's security interest in the properly. Grantor will pay all filing fees, title transfer fees, and ether fees and costs involved unless prohibited by law or unless Lender is required by law to pay such fees and costs. Grantor irrevocably appoints Lender to execute documents necessary to transfer title if there is a default. Lender may file a copy of this Agreement as a financing statement. If Grantor changes Grantor's name or address, or the name or address of any person granting a security interest under this Agreement changes, Grantor will promptly notify the Lender of such change.

GRANTOR'S RIGHT TO POSSESSION. Until default, Grantor may have possession of the tangible personal property and beneficial use of all the Collateral and may use it in any lawful manner not inconsistent with this Agreement or the Related Documents, provided that Grantor's right to possession and beneficial use shall not apply to any Collateral where possession of the Collateral by Lender is required by law to perfect Lender's security interest in such Collateral. If Lender at any time has possession of any Collateral, whether before or alter an Event of Default, Lender shall be deemed to have exercised reasonable care in the custody and preservation of the Collateral if Lender takes such action for that purpose as Grantor shall request or as Lender, in Lender's sole discretion, shall deem appropriate under the circumstances, but failure to honor any request by Grantor shall not of itself be deemed to be a failure to exercise reasonable care. Lender shall not be required to take any steps necessary to preserve any rights in the Collateral against prior parties, nor to protect, preserve or maintain any security interest given to secure the Indebtedness.

LENDER'S EXPENDITURES. If any action or proceeding is commenced that would materially affect Lender's interest in the Collateral or if Grantor fails to comply with any prevision of this Agreement or any Related Documents, including but not limited to Grantor's failure to discharge or pay when due any amounts Grantor is required to discharge or pay under this Agreement or any Related Documents, Lender on Grantor's behalf may (but shall not be obligated to) take any action that Lender deems appropriate, including but not limited to discharging or paying all taxes, liens, security interests, encumbrances and other claims, at any time levied or placed on the Collateral and paying all costs for insuring, maintaining and preserving the Collateral. All such expenditures incurred or paid by Lender for such purposes will then bear interest at the rate charged under the Note from the date incurred or paid by Lender to the date of repayment by Grantor. All such expenses will become a part of the Indebtedness and, at Lender's option, will (A) be payable on demand; (B) be added to the balance of the Note and be apportioned among and be payable with any installment payments to become due during either (1) the term of any applicable insurance policy; or (2) the remaining term of the Note; or (C) be treated as a balloon payment which will be due and payable at the Note's maturity. The Agreement also will secure payment of these amounts. Such right shall be in addition to all other rights and remedies to which Lender may be entitled upon Default.

DEFAULT. Each of the following shall constitute an Event of Default under this Agreement:

Payment Default. Grantor fails to make any payment when due under the Indebtedness.

Other Defaults. Grantor fails to comply with or to perform any other term, obligation, covenant or condition contained in this Agreement or in any of the Related Documents or to comply with or to perform any term, obligation, covenant or condition contained in any other agreement between Lender and Grantor.

Default in Favor of Third Parties. Should Borrower or any Grantor default under any loan, extension of credit, security agreement, purchase or sales agreement, or any other agreement, in favor of any other creditor or person that may materially affect any of Grantor's property or Grantor's or any Grantor's ability to repay the Indebtedness or perform their respective obligations under this Agreement or any of the Related Documents.

False Statements. Any warranty, representation or statement made or furnished to Lender by Grantor or on Grantor's behalf under this Agreement or the Related Documents is false or misleading in any material respect, either now or at the time made or furnished or becomes false or misleading at any time thereafter.

Defective Collateralization This Agreement or any of the Related
Documents ceases to be in full force and effect (including failure of any collateral document to create a valid and perfected security interest or lien) at any time and for any reason.

Insolvency. The dissolution or termination of Grantor's existence as a going business, the insolvency of Grantor, the appointment of a receiver for any part of Grantor's property, any assignment for the benefit of creditors, any type of creditor workout, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against Grantor.

Creditor or Forfeiture Proceedings. Commencement of foreclosure or forfeiture proceedings, whether by judicial proceeding, self-help, and if Grantor gives Lender written notice of the creditor or forfeiture proceeding and deposits with Lender monies or a surety bond for the creditor or forfeiture proceeding, in an amount determined by Lender, in its sole discretion, as being an adequate reserve or bond for the dispute.

Events Affecting Guarantor. Any of the preceding events occurs with respect to any guarantor, endorser, surety, or accommodation party of any of the Indebtedness or guarantor, endorser, surety, or accommodation party dies or becomes incompetent or revokes or disputes the validity of, or liability under, any Guaranty of the Indebtedness.

Adverse Change. A material adverse change occurs in Grantor's financial condition, or Lender believes the prospect of payment or performance of the indebtedness is impaired.

Insecurity. Lender in good faith believes itself insecure.

RIGHTS AND REMEDIES ON DEFAULT. If an Event of Default occurs under this Agreement, at any time thereafter, Lender shall have all the rights of a secured party under the Colorado Uniform Commercial Code. In addition and without limitation, Lender may exercise any one or more of the following rights and remedies:

Accelerate Indebtedness. Lender may declare the entire indebtedness, including any prepayment penalty which Grantor would be required to pay, immediately due and payable, without notice of any kind to Grantor.

Assemble Collateral. Lender may require Grantor to deliver to Lender all or any portion of the Collateral and any and all certificates of title and other documents relating to the Collateral. Lender may require Grantor to assemble the Collateral and make it available to Lender at a place to be designated by Lender. Lender also shall have full power to enter upon the property of Grantor to take possession of and remove the Collateral. If the Collateral contains other goods not covered by this Agreement at the time of repossession, Grantor agrees Lender may take such other goods, provided that Lender makes reasonable efforts to return them to Grantor after repossession.

Sell the Collateral. Lender shall have full power to sell, lease, transfer, or otherwise deal with the Collateral or proceeds thereof in Lender's own name or that of Grantor. Lender may sell the Collateral at public auction or private sale. Unless the Collateral threatens to decline speedily in value or is of a type customarily sold on e recognized market, Lender will give Grantor, and other persons as required by law, reasonable notice of the time and place of any public sale, or the time after which any private sale or any other disposition of the Collateral is to be made. However, no notice need be provided to any person who, after Event of Default occurs, enters into and authenticates an agreement waiving that person's right to notification of sale. The requirements of reasonable notice shall be met if such notice is given at least ten (10) days before the time of the sale or disposition. All expenses relating to the disposition of the Collateral, including without limitation the expenses of retaking, holding, insuring, preparing for sale and selling the Collateral, shall become a part of the Indebtedness secured by this Agreement and shall be payable on demand, with interest at the Note rate from date of expenditure until repaid.

Appoint Receiver. Lender shall have the right to have e receiver appointed to take possession of all or any part of the Collateral, with the power to protect and preserve the Collateral, to operate the Collateral preceding foreclosure or sale, and to collect the Rents from the Collateral and apply the proceeds, over and above the cost of the receivership, against the Indebtedness. The receiver may serve without bond if permitted by law. Lender's right to the appointment of a receiver shall exist whether or not the apparent value of the Collateral exceeds the Indebtedness by a substantial amount. Employment by Lender shall not disqualify a person from serving as a receiver. Receiver may be appointed by a court of competent jurisdiction upon ex parte application and without notice, notice being expressly waived.

Collect Revenues, Apply Accounts. Lender, either itself or through a receiver, may collect the payments, rents, income, and revenues from the Collateral. Lender may at any time in Lender's discretion transfer any Collateral into Lender's own name or that of Lender's nominee and receive the payments, rents, income, and revenues therefrom and hold the same as security for the Indebtedness or apply it to payment of the indebtedness in such order of preference as Lender may determine. Insofar as the Collateral consists of accounts, general intangibles, insurance policies, instruments, chattel paper, chooses in action, or similar property, Lender may demand, collect, receipt for, settle, compromise, adjust, sue for, foreclose, or realize on the Collateral as Lender may determine, whether or not Indebtedness or Collateral is then due. For these purposes, Lender may, on behalf of and in the name of Grantor, receive, open and dispose of mail addressed to Granter; change any address to which mail and payments are to be sent; and endorse notes, checks, drafts, money orders, documents of title, instruments and items pertaining to payment, shipment, or storage of any Collateral. To facilitate collection, Lender may notify account debtors and obligors on any Collateral to make payments directly to Lender.

Obtain Deficiency. If Lender chooses to sell any or all of the Collateral, Lender may obtain a judgment against Grantor for any deficiency remaining on the indebtedness due to Lender after application of all amounts received from the exercise of the rights provided in this Agreement. Grantor shall be liable for a deficiency even if the transaction described in this subsection is a sale of accounts or chattel paper.

Other Rights and Remedies. Lender shall have all the rights and remedies of a secured creditor under the provisions of the Uniform Commercial Code, as may be amended from time to time. In addition, Lender shall have and may exercise any or all other rights and remedies it may have available at law, in equity, or otherwise.

Election of Remedies. Except as may be prohibited by applicable law, all of Lender's rights and remedies, whether evidenced by this Agreement, the Related Documents, or by any other writing, shall be cumulative and may be exercised singularly or concurrently. Election by Lender to pursue any remedy shall not exclude pursuit of any other remedy, and an election to make expenditures or to take action to perform an obligation of Grantor under this Agreement, after Grantor's failure to perform, shall not affect Lender's right to declare a default and exercise its remedies.

MISCELLANEOUS PROVISIONS. The following miscellaneous provisions are a part of this Agreement:

Amendments. This Agreement, together with any Related Documents, constitutes the entire understanding and agreement of the parties as to the matters set forth in this Agreement. No alteration of or amendment to this Agreement shall be effective unless given in writing and signed by the party or parties sought to be charged or bound by the alteration or amendment.

Attorneys' Fees; Expenses. Grantor agrees to pay upon demand all of Lender's reasonable costs and expenses, including Lender's attorneys' fees and Lender's legal expenses, incurred in connection with the enforcement of this Agreement. Lender may hire or pay someone else to help enforce this Agreement, and Grantor shall pay the reasonable costs and expenses of such enforcement. Costs and expenses include Lender's attorneys' fees and legal expenses whether or not there is a lawsuit, including attorneys' fees and legal expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), appeals, and any anticipated post-judgment collection services. Grantor also shall pay all court costs and such additional fees as may be directed by the court.

Caption Headings. Caption headings in this Agreement are for convenience purposes only and are not to be used to interpret or define the provisions of this Agreement.

Governing Law. This Agreement will be governed by, construed and enforced In accordance with federal law and the laws of the State of Colorado. This Agreement has been accepted by Lender in the State of Colorado.

No Waiver by Lender. Lender shall not be deemed to have waived any rights under this Agreement unless such waiver is given in writing and signed by Lender. No delay or omission on the part of Lender in exercising any right shall operate as a waiver of such right or any other right. A waiver by Lender of a provision of this Agreement shall not prejudice or constitute a waiver of Lender's right otherwise to demand strict compliance with that provision or any other provision of this Agreement. No prior waiver by Lender, nor any course of dealing between Lender and Grantor, shall constitute a waiver of any of Lender's rights or of any of Grantor's obligations as to any future transactions. Whenever the consent of Lender is required under this Agreement, the granting of such consent by Lender in any instance shall not constitute continuing consent to subsequent instances where such consent is required and in all cases such consent may be granted or withheld in the sole discretion of Lender.

Notices. Any notice required to be given under this Agreement shall be given in writing, end shall be effective when actually delivered, when actually received by telefacsimile (unless otherwise required by law), when deposited with a nationally recognized overnight courier, or, if mailed, when deposited in the United
States mail, as first class, certified or registered mail postage prepaid, directed to the addresses shown near the beginning of this Agreement. Any party may change its address for notices under this Agreement by giving formal written notice to the other parties, specifying that the purpose of the notice is to change the party's address. For notice purposes, Grantor agrees to keep Lender informed at all times of Grantor's current address. Unless otherwise provided or required by law, if there is more than one Grantor, any notice given by Lender to any Grantor is deemed to be notice given to all Grantors.

Power of Attorney. Grantor hereby appoints Lender as Grantor's irrevocable attorney-in-fact for the purpose of executing any documents necessary to perfect, amend, or to continue the security interest granted in this Agreement or to demand termination of filings of other secured parties. Lender may at any time, and without further authorization from Grantor, file a carbon, photographic or other reproduction of any financing statement or of this Agreement for use as a financing statement. Grantor will reimburse Lender for all expenses for the perfection and the continuation of the perfection of Lender's security interest in the Collateral.

Severability. If a court of competent jurisdiction finds any provision of this Agreement to be illegal, invalid, or unenforceable as to any circumstance, that finding shall not make the offending provision illegal, invalid, or unenforceable as to any other circumstance. If feasible, the of this Agreement shall not affect the legality, validity or enforceability of any other provision of this Agreement.

Successors and Assigns. Subject to any limitations stated in this Agreement on transfer of Grantor's interest, this Agreement shall be binding upon and inure to the benefit of the parties, their successors and assigns. If ownership of the Collateral becomes vested in a person other than Grantor, Lender, without notice to Grantor, may deal with Grantor's successors with reference to this Agreement and the Indebtedness by way of forbearance or extension without releasing Granter from the obligations of this Agreement or liability under the Indebtedness.

Survival of Representations and Warranties. All representations, warranties, and agreements made by Grantor in this Agreement shall survive the execution and delivery of this Agreement, shall be continuing in nature, and shall remain in full force and effect until such time as Grantor's Indebtedness shall be paid in full.

Time is of the Essence. Time is of the essence in the performance of this Agreement.

DEFINITIONS. The following capitalized words and terms shall have the following meanings when used in this Agreement. Unless specifically stated to the contrary, all references to dollar amounts shall mean amounts in lawful money of the United States of America. Words and terms used in the singular shall include the plural, and the plural shall include the singular, as the context may require. Words and terms not otherwise defined in this Agreement shall have the meanings attributed to such terms in the Uniform Commercial Code:

Agreement. The word "Agreement" means this Commercial Security
Agreement, as this Commercial Security Agreement may be amended or modified from time to time, together with all exhibits and schedules attached to this Commercial Security Agreement from time to time. Borrower. The word "Borrower" means Scott's Liquid
Gold-Inc. and includes all co-signers and co-makers signing the Note.

Collateral. The word "Collateral" means all of Grantor's right, title and interest in and to all the Collateral as described in the Collateral Description section of this Agreement.

Default. The word "Default" means the Default set forth in this Agreement in the section titled "Default".

Environmental Laws. The words "Environmental Laws" mean any and all state, federal and local statutes, regulations and ordinances relating to the protection of human health or the environment, including without limitation the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended,
42 U.S.C. Section 9601, et seq. ("CERCLA"), the Superfund Amendments and Reauthorization Act of 1986, Pub. L. No. 99-499 ("SARA"), the Hazardous Materials Transportation Act, 49 U.S.C.
Section 1801, et seq., the Resource Conservation and Recovery Act, 42 U.S.C. Section 6901, et seq., or other applicable state or federal laws, rules, or regulations adopted pursuant thereto.

Event of Default. The words "Event of Default" mean any of the events of default set forth in this Agreement in the default section of this Agreement.

Grantor. The word "Grantor" means Scott's Liquid Gold-Inc..

Guaranty. The word "Guaranty" means the guaranty from guarantor, endorser, surety, or accommodation party to Lender, including without limitation a guaranty of all or part of the Note.

Hazardous Substances. The words "Hazardous Substances" mean materials that, because of their quantity, concentration or physical, chemical or infectious characteristics, may cause or pose a present or potential hazard to human health or the environment when improperly used, treated, stored, disposed of, generated, manufactured, transported or otherwise handled. The words "Hazardous Substances" are used in their very broadest sense and include without limitation any and all hazardous or toxic substances, materials or waste as defined by or listed under the Environmental Laws. The term "Hazardous Substances" also includes, without limitation, petroleum and petroleum by-products or any fraction thereof and asbestos.

Indebtedness. The word "Indebtedness" means the indebtedness evidenced by the Note or Related Documents, including all principal and interest together with all other indebtedness and costs and expenses for which Grantor is responsible under this Agreement or under any of the Related Documents.

Lender. The word "Lender" means Citywide Banks, its successors and assigns.

Note. The word "Note" means the Note executed by Scott's Liquid Gold-Inc. in the principal amount of $1,500,000.00 dated
August 10, 2004, together with all renewals of, extensions of, modifications of, refinancings of, consolidations of, and substitutions for the note or credit agreement. Property. The word "Property" means all of Grantor's right, title and interest in and to all the Property as described in the "Collateral Description" section of this Agreement.

Related Documents. The words "Related Documents" mean all promissory notes, credit agreements, loan agreements, environmental agreements, guaranties, security agreements, mortgages, deeds of trust, security deeds, collateral mortgages, and all other instruments, agreements and documents, whether now or hereafter existing, executed in connection with the Indebtedness.

GRANTOR HAS READ AND UNDERSTOOD ALL THE PROVISIONS OF THIS
COMMERCIAL SECURITY AGREEMENT AND AGREES TO ITS TERMS. THIS
AGREEMENT IS DATED AUGUST 10 2004.

GRANTOR:

SCOTT'S LIQUID GOLD-INC.


By:  /s/ Jeffry B. Johnson
      ----------------------------
      Jeffry B. Johnson, C.F.O. &
       Treasurer of Scott's Liquid Gold-Inc.