Form 10-Q
period 2004-09-30
SCOTTS LIQUID GOLD INC
filed 2004-11-05
CIK 88000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

September 30, 2004


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

	As of September 30, 2004, the Registrant had 10,411,000 shares of its $0.10 par value common stock outstanding.












PART I.   FINANCIAL INFORMATION

Item 1.        Financial Statements

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

                           Three Months                 Nine Months
                         Ended September 30,         Ended September 30,
                     -------------------------    -------------------------
                         2004          2003           2004          2003
                     -----------   -----------    -----------   -----------
Net sales            $ 5,116,700   $ 6,023,600    $15,633,600   $17,367,300

Operating costs
 and expenses:
   Cost Of Sales       3,129,000     3,302,200      8,849,600     9,223,500
   Advertising           101,000       171,100        738,100     1,671,700
   Selling             1,381,200     1,402,900      4,162,600     4,410,300
   General and
    administrative       835,700       875,400      2,772,400     2,875,100
                     -----------   -----------    -----------   -----------
                       5,446,900     5,751,600     16,522,700    18,180,600
                     -----------   -----------    -----------   -----------

Income (loss)from
 operations             (330,200)      272,000       (889,100)     (813,300)
Interest income           10,400        12,100         30,900        46,600
Interest expense         (40,000)      (53,000)      (128,300)     (165,000)
                     -----------   -----------    -----------   -----------
                        (359,800)      231,100       (986,500)     (931,700)

Income tax expense
 (benefit)                  -             -              -             -
                     -----------   -----------    -----------   -----------

Net income (loss)    $  (359,800)  $   231,100    $  (986,500)  $  (931,700)
                     ===========   ===========    ===========   ===========

Net income (loss) per
 common share (Note 3):
   Basic             $      (.03)  $       .02    $      (.10)  $      (.09)
                     ===========   ===========    ===========   ===========
   Diluted           $      (.03)  $       .02    $      (.10)  $      (.09)
                     ===========   ===========    ===========   ===========

Weighted average
 shares outstanding:
   Basic              10,387,900    10,187,100     10,368,600    10,164,400
                     ===========   ===========    ===========   ===========
   Diluted            10,387,900    10,203,500     10,368,600    10,164,400
                     ===========   ===========    ===========   ===========



SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Balance Sheets

                                            September 30,   December 31,
                                                 2004          2003
                                            -------------   -----------
                                              (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                  $ 2,936,500   $ 3,498,600
   Investment securities                           54,600       305,300
   Trade receivables, net of allowance
    for doubtful accounts of $89,000
    and $82,000, respectively                   1,330,200     1,108,600
   Other receivables                               56,700        35,400
   Inventories                                  3,354,200     3,122,600
   Prepaid expenses                               308,000       256,400
   Deferred tax assets                            483,000       525,000
                                              -----------   -----------
      Total current assets                      8,523,200     8,851,900

Property, plant and equipment, net             14,472,900    14,909,300
Deferred tax assets                               653,000       658,000
Other assets                                       25,300        33,400
                                              -----------   -----------
   TOTAL ASSETS                               $23,674,400   $24,452,600
                                              ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current  liabilities:
   Line of credit                             $   200,000   $     -
   Accounts payable                             2,210,100     1,256,900
   Accrued payroll and benefits                   951,600     1,106,300
   Other accrued expenses                         432,900       552,500
   Current maturities of
    long-term debt                                908,000       878,000
                                              -----------   -----------
      Total current liabilities                 4,702,600     3,793,700

Long-term debt, net of current
 maturities                                     2,124,800     2,807,300
Deferred tax liabilities                        1,136,000     1,183,000
                                              -----------   -----------
      Total liabilities                         7,963,400     7,784,000
                                              -----------   -----------

Commitments and contingencies
Shareholders' equity:
   Common stock; $.10 par value, authorized
     50,000,000 shares; issued and
     outstanding 10,411,000 and
     10,356,000 shares, respectively            1,041,100     1,035,600
   Capital in excess of par                     4,951,600     4,927,200
   Accumulated comprehensive income                 4,600         5,600
   Retained earnings                            9,713,700    10,700,200
                                              -----------   -----------
      Shareholders' equity                     15,711,000    16,668,600
                                              -----------   -----------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $23,674,400   $24,452,600
                                              ===========   ===========




SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                 --------------------------
                                                     2004          2003
                                                 -----------    -----------
Cash flows from operating activities:
Net loss                                         $  (986,500)   $  (931,700)
                                                 -----------    -----------
  Adjustments to reconcile net loss to
   net cash provided (used) by operating
   activities:
    Depreciation and amortization                    554,000        564,500
    Stock issued to ESOP and for services             30,000          -
    Changes in assets and liabilities:
       Trade and other receivables, net             (242,900)       327,900
       Inventories                                  (231,700)      (558,200)
       Prepaid expenses                              (51,000)        31,900
       Accounts payable and accrued expenses         678,900        390,800
                                                 -----------     ----------
    Total adjustments to net loss                    736,700        756,900
                                                 -----------    -----------
       Net Cash Used by
        Operating Activities                        (249,800)      (174,800)
                                                 -----------    -----------
Cash flows from investing activities:
  Purchase of investment securities                    -           (495,600)
  Proceeds from sale or maturity
   of investment securities                          250,000      1,550,000
  Purchase of property, plant & equipment           (109,800)       (15,100)
                                                 -----------    -----------
       Net Cash Provided  by
        Investing Activities                         140,200      1,039,300
                                                 -----------    -----------

Cash flows from financing activities:
  Proceeds from short-term borrowings                200,000          -
  Principal payments on long-term borrowings        (652,500)      (618,200)
                                                 -----------    -----------
       Net Cash Used by Financing Activities        (452,500)      (618,200)
                                                 -----------    -----------
Net Increase (Decrease) in Cash and
 Cash Equivalents                                   (562,100)       246,300

Cash and Cash Equivalents, beginning of period     3,498,600      2,786,400
                                                 -----------    -----------
Cash and Cash Equivalents, end of period         $ 2,936,500    $ 3,032,700
                                                 ===========    ===========
Supplemental disclosures:
  Cash paid during period for:
    Interest                                     $   129,200    $   166,100
                                                 ===========    ===========
    Income taxes                                 $     -        $       400
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
	The Company accounts for investments in marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities", which requires that the Company classify investments in marketable securities according to management's intended use of such investments. The Company invests its excess cash and has established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company considers all investments as available for use in its current operations and, therefore, classifies them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, reported net of tax, as a separate component of shareholders' equity and comprehensive income (loss). The cost of the securities sold is based on the specific identification method. Investments in corporate and government securities as of September 30, 2004, are scheduled to mature within one year.

(f)	Inventories
	Inventories are stated at the lower of cost (first-in, first-out method) or market. At September 30, 2004, net inventory was comprised of $2,439,700 of finished goods and $1,284,300 of raw materials, offset by a reserve for slow moving and obsolete products and raw materials of $369,800.

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

	The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. The fair value of investments in marketable securities is based upon quoted market value. The Company's long-term debt bears interest at a variable rate, the lender's base rate, which approximates the prime rate. The carrying value of long-term debt approximates fair value as of September 30, 2004 and December 31, 2003.

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
	Revenue is recognized upon delivery of products to customers, which is when title passes. Reserves for estimated market development support, pricing allowances and returns are provided in the period of sale as a reduction of revenue. Reserves for estimated returns and allowances are recorded as a reduction of revenue, and are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. At September 30, 2004 and December 31, 2003 approximately $782,300 and $873,400, respectively, had been reserved as a reduction of accounts receivable, and approximately $95,000 and $175,000, respectively, had been reserved as current liabilities. Co-op advertising, marketing funds, slotting fees and coupons are deducted from gross sales and total $1,380,600 and $1,422,100 for the nine months ended September 30, 2004 and September 30, 2003, respectively.

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

	The Company granted 5,000 options for shares of the Company's common stock during the third quarter of 2004 with an exercise price equal to $0.53 and 35,000 options for shares of the Company's common stock were granted in the first quarter of 2004 with an exercise price of $0.76. Had compensation cost been recorded based on the fair value of options granted by the Company, the Company's pro-forma net loss and net loss per share would have been as follows:

                                    Three Months Ended September 30,
                    ------------------------------------------------------
                              2004                          2003
                    --------------------------  --------------------------
                    As Reported     Pro Forma   As Reported     Pro-Forma
                    ------------  ------------  ------------  ------------
Net income (loss)   $  (359,800)  $  (360,600)  $    231,100  $   231,100
Basic income (loss)
 per share          $      (.03)  $      (.03)  $        .02  $       .02
Diluted income
 (loss) per share   $      (.03)  $      (.03)  $        .02  $       .02

                                    Nine Months Ended September 30,
                    ------------------------------------------------------
                              2004                           2003
                    --------------------------  --------------------------
                    As Reported     Pro Forma   As Reported     Pro-Forma
                    ------------  ------------  ------------  ------------
Net loss            $  (986,500)  $(1,003,900)  $  (931,700)  $  (978,200)
Basic loss
 per share          $      (.10)  $      (.10)  $      (.09)  $      (.10)
Diluted loss
 per share          $      (.10)  $      (.10)  $      (.09)  $      (.10)

	The fair value of options granted has been estimated as of the date of grant using the following assumptions as of:

                           Three Months Ended         Nine Months Ended
                              September 30             September 30,
                         ----------------------    ----------------------
                           2004         2003         2004         2003
                         ---------  -----------    ---------  -----------
Dividend rate            $   -      $     -        $   -      $      -
Expected volatility          72%         170%         153%          170%
Risk-free interest rate    3.10%        3.06%        3.10%         3.06%
Expected life (in years)    4.5          4.5          4.5           4.5

(n)	Comprehensive Income
	The Company follows SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income includes all changes in equity during a period from non-owner sources.

	The following table is a reconciliation of the Company's net loss to its total comprehensive loss for the three months and nine months ended September 30, 2004 and 2003:

                         Three Months Ended           Nine Months Ended
                           September 30,               September 30,
                       ------------------------  ------------------------
                           2004         2003         2004         2003
                       -----------  -----------  -----------  -----------
Net income (loss)      $  (359,800) $   231,100  $  (986,500) $  (931,700)
Unrealized gain
 (loss) on investment
 securities                  1,500       (2,100)      (1,000)      (1,300)
                       -----------  -----------  -----------  -----------
Comprehensive income
 (loss)                $  (358,300) $   229,000  $  (987,500) $  (933,000)
                       ===========  ===========  ===========  ===========

(o)	Shipping and Handling
	The Company classifies amounts billed to a customer in a sale transaction related to shipping and handling as revenue and classifies shipping and handling costs as a component of selling expense on the accompanying Consolidated Statement of Operations. Shipping and handling costs totaled $1,073,700 and $1,106,100 for the nine months ended September 30, 2004 and 2003, respectively. For the three months ended September 30, 2004 and 2003, shipping and handling costs totaled $383,200 and $364,300, respectively.

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

Note 3.  Earnings per Share

	Per share data was determined by using the weighted average number of common shares outstanding. Potentially dilutive securities, including stock options, are considered only for diluted earnings per share, unless considered anti-dilutive. The potentially dilutive securities, which are comprised of outstanding stock options of 1,120,000 and 1,121,100 at September 30, 2004 and 2003, were excluded from the computation of weighted average shares outstanding due to the anti-dilutive effect.

	A reconciliation of the weighted average number of common shares outstanding for the three and nine months ended September 30, 2004 follows:

                                                               Total
                            Three Months     Nine Months       Shares
                            ------------     -----------     ----------
Common shares outstanding
 beginning of period         10,376,000      10,356,000      10,356,000
Stock issued to ESOP*             9,800          11,900          50,000
Stock issued*                     2,100             700           5,000
Stock options exercised           -               -               -
                             ----------      ----------      ----------

Weighted average number
 of common shares
 outstanding                 10,387,900      10,368,600      10,411,000

Dilutive effect of
 common share equivalents        -               -               -
                             ----------      ----------      ----------

Diluted weighted average
 number of common shares
 outstanding                 10,387,900      10,368,600      10,411,000
                             ==========      ==========      ==========

* For the three and nine months ended September 30, 2004, the stock issued to the ESOP and other stock issued is a weighted average.

	The Company has authorized 20,000,000 shares of preferred stock issuable in one or more series, none of which is issued or outstanding as of September 30, 2004.

Note 4.  Segment Information

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

	The following provides information on the Company's segments as of and for the three and nine months ended September 30, 2004 and 2003:

                                Three Months Ended September 30,
                     -----------------------------------------------------
                                2004                          2003
                     -------------------------   -------------------------
                      Household     Skin Care     Household     Skin Care
                      Products      Products      Products      Products
                     -----------   -----------   -----------   -----------
Net sales to
 external customers  $ 2,059,800   $ 3,056,900   $ 2,293,900   $ 3,729,700
                     ===========   ===========   ===========   ===========
Income (loss) before
 profit sharing,
 bonuses, and
 income taxes        $  (121,100)  $  (238,700)  $   154,000   $    77,100
                     ===========   ===========   ===========   ===========
Identifiable Assets  $ 3,476,600   $ 6,830,900   $ 3,503,000   $ 7,123,000
                     ===========   ===========   ===========   ===========

                                   Nine Months Ended September 30,
                     -----------------------------------------------------
                                2004                        2003
                     -------------------------   ------------------------
                      Household     Skin Care     Household     Skin Care
                      Products      Products      Products      Products
                     -----------   -----------   ----------    -----------
Net sales to
 external customers  $ 6,815,100   $ 8,818,500   $ 6,610,900   $10,756,400
                     ===========   ===========   ===========   ===========
Loss  before profit
 sharing, bonuses
 and income taxes    $  (555,500)  $  (431,000)  $  (329,800)  $  (601,900)
                     ===========   ===========   ===========   ===========
Identifiable Assets  $ 3,476,600   $ 6,830,900   $ 3,503,000   $ 7,123,000
                     ===========   ===========   ===========   ===========

	The following is a reconciliation of segment information to consolidated information as of and for the three and nine months ended September 30, 2004 and 2003:

                        Three Months Ended             Nine Months Ended
                            September 30,                September 30,
                     -------------------------    -------------------------
                         2004          2003          2004          2003
                     -----------   -----------    -----------   -----------
Net sales to
 external customers  $ 5,116,700   $ 6,023,600    $15,633,600   $17,367,300
                     ===========   ===========    ===========   ===========
Income (loss) before
 profit sharing,
 bonuses and income
 taxes               $  (359,800)  $   231,100    $  (986,500)  $  (931,700)
                     ===========   ===========    ===========   ===========
Identifiable assets  $10,307,500   $10,626,000    $10,307,500   $10,626,000
Corporate assets      13,366,900    14,257,200     13,366,900    14,257,200
                     -----------   -----------    -----------   -----------
Consolidated total
 assets              $23,674,400   $24,883,200    $23,674,400   $24,883,200
                     ===========   ===========    ===========   ===========



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (Unaudited)

Results of Operations

	During the first nine months of 2004 the Company experienced a small increase in sales of household chemical products. The Company has commenced the introduction of an additional wood care product during this period; however, sales have been minimal so far. During the first nine months of 2004 the Company experienced a decrease in sales of its skin care products including the Montagne Jeunesse line of products; however, the Company is expecting an increase in sales of Montagne Jeunesse products in the fourth quarter of 2004, compared to the third quarter of 2004, due to holiday sales. The Company's net loss for the first nine months of 2004 was $986,500 versus a loss of $931,700 in the same period of 2003. The loss for 2004 was primarily due to slower sales of skin care products, including Montagne Jeunesse products, as explained below.

Summary of Results as a Percentage of Net Sales

                             Year Ended      Nine Months Ended
                            December 31,       September 30,
                                2003         2004         2003
                           -------------  -----------  -----------
                             (Audited)    (Unaudited)  (Unaudited)
Net sales
  Scott's Liquid Gold
   household products          36.8%           43.6%        38.1%
  Neoteric Cosmetics           63.2%           56.4%        61.9%
                             -------         -------      -------
Total Net Sales               100.0%          100.0%       100.0%
Cost of Sales                  52.6%           56.6%        53.1%
                             -------         -------      -------
Gross profit                   47.4%           43.4%        46.9%
Other revenue                   0.2%            0.2%         0.3%
                             -------         -------       ------
                               47.6%           43.6%        47.2%
                             -------         -------      -------

Operating expenses             47.5%           49.1%        51.6%
Interest expense                0.9%            0.8%         1.0%
                             -------         -------      -------
                               48.4%           49.9%        52.6%
                             -------         -------      -------

Loss before
 income taxes                  (0.8%)          (6.3%)       (5.4%)
                            ========         =======      =======



Comparative Net Sales

                                     Nine Months Ended         Percentage
                                        September 30,           Increase
                                    2004            2003       (Decrease)
                                -----------    -----------     ----------
Scott's Liquid Gold             $ 4,908,800    $ 4,852,700         1.2%
Touch of Scent                    1,906,300      1,758,200         8.4%
                                -----------    -----------       ------
     Total household
      chemical products           6,815,100      6,610,900         3.1%
                                -----------    -----------       ------

Alpha Hydrox and
 other skin care                  2,698,300      3,175,000       (15.0%)
Montagne Jeunesse skin care       6,120,200      7,581,400       (19.3%)
                                -----------    -----------       ------
     Total skin care product      8,818,500     10,756,400       (18.0%)
                                -----------    -----------       ------

          Total Net Sales       $15,633,600    $17,367,300       (10.0%)
                                ===========    ===========       ======

Nine Months Ended September 30, 2004
Compared to Nine Months Ended September 30, 2003

	Consolidated net sales for the first nine months of the current year were $15,633,600 versus $17,367,300 for the first nine months of 2003, a decrease of $1,733,700 or about 10.0%. Average selling prices for the first nine months of the year 2004 were up by $32,900 over those of the comparable period of 2003. Co-op advertising, marketing funds, slotting fees and coupon expenses (promotional allowances) paid to retailers were subtracted from gross sales in accordance with current accounting policies totaling $1,380,600 in the first nine of 2004 versus $1,422,100 in the same period in 2003, a decrease of $41,500 or 2.9%.

	During the first nine months of the year, net sales of skin care products accounted for 56.4% of consolidated net sales compared to 61.9% for the first nine months of 2003. Net sales of these products for those periods were $8,818,500 in 2004 compared to $10,756,400 in 2003, a decrease of
$1,937,900 or 18.0%. The Company has continued to experience a drop in unit sales of the Company's earlier-established alpha hydroxy acid products due at least in part to maturing in the market for alpha hydroxy acid-based skin care products and intense competition from producers of similar or alternative products, many of which are considerably larger than Neoteric Cosmetics, Inc. Sales of the Company's Alpha Hydrox products (with and without alpha hydroxy acid) decreased during 2003 and the first nine months of 2004, due to slower sales at retail and reduced distribution of those products at retail stores, including the Company's largest and other customers having reduced in prior quarters the number of types of those products carried on their shelves and discontinuation in 2003 of these products at certain retail chains. In addition, increased television advertising for Alpha Hydrox products in the first half of 2003 was not cost effective in terms of the impact on sales. In the second quarter of 2003, the Company's largest customer (which accounted for 23.6% of sales of Alpha Hydrox skin care products in 2002) decreased significantly the number of stores carrying Alpha Hydrox products of the Company. This change has resulted, and is likely to result in the future, in lower sales of those products. For the first nine months of 2004, the sales of the Company's Alpha Hydrox products accounted for 19.5% of net sales of skin care products and 11.0% of total net sales, compared to 20.2% of net sales of skin care products and 10.1% of total net sales in the first nine months of 2003.

	For 2004, sales of Montagne Jeunesse products comprised a majority of net sales of the Company's skin care products. Net sales of Montagne Jeunesse were approximately $6,120,200 in 2004 compared to $7,581,400 in 2003. The Company believes that this decrease in sales of Montagne Jeunesse is attributable primarily to a decrease in the number of display promotions at retailers in the first half of 2004 versus 2003 and to 2003 products that had not sold through the retail stores until 2004 thus resulting in fewer re-sales in the first nine months.

	As part of its sales efforts in the first nine months of 2003, the Company used direct response television (infomercial) commercials for the sale of its Alpha Hydrox products. These efforts were not repeated in 2004. The Company has not used television advertisements for the Montagne Jeunesse products. The Company did not introduce new skin care products during the first nine months of 2004, except different items in Montagne Jeunesse sachets.

	Sales of household products for the first nine months of this year accounted for 43.6% of consolidated net sales compared to 38.1% for the same period of 2003. These products are comprised of "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener. During the nine months ended September 30, 2004, sales of household products were $6,815,100, as compared to sales of $6,610,900 for the same nine months of 2003. Sales of "Scott's Liquid Gold" for wood were up by $56,100, an increase of 1.2%. This increase was due to increased distribution at retail stores offset by introduction of new competing products and limited advertising of the Company's products. Sales of "Touch of Scent" were up by $148,100 or 8.4%, primarily due to an increase in distribution which commenced in late 2003 and is continuing in 2004.

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

	On a consolidated basis, cost of goods sold was $8,849,600 during the first nine months of 2004 compared to $9,223,500 for the same period of 2003, a decrease of $373,900 (4.1% on a sales decrease of 10.0%). As a percentage of consolidated net sales for the first nine months of 2004, cost of goods sold was 56.6% compared to 53.1% in 2003, an increase of 6.6%, which was essentially due to a greater percentage of promotional allowances in 2004 versus 2003, and spreading the ongoing manufacturing costs over the lower aggregate number of units sold.

Operating Expenses, Interest Expense and Other Income

                                                                Percentage
                                       2004            2003      Decrease
                                   -----------    -----------   ----------
Operating Expenses
    Advertising                    $   738,100    $ 1,671,700     (55.8%)
    Selling                          4,162,600      4,410,300      (5.6%)
    General & Administrative         2,772,400      2,875,100      (3.6%)
                                   -----------    -----------     ------
         Total operating expenses  $ 7,673,100    $ 8,957,100     (14.3%)
                                   ===========    ===========     ======

Interest Income                    $    30,900    $    46,600     (33.7%)

Interest Expense                   $   128,300    $   165,000     (22.2%)

	Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, decreased by $1,284,000 or 14.3% in the first nine months of 2004, when compared to the first nine months of 2003, largely because of the decrease in advertising expenses. The various components of operating expenses are discussed below.

	Advertising expenses for the first nine months of 2004 were $738,100 compared to $1,671,700 for the comparable nine months of 2003, a decrease of $933,600 or 55.8%. Advertising expenses applicable to household products decreased by $259,400 (34.3%) during the first nine months of 2004, and advertising expenses for Alpha Hydrox products decreased for the comparative nine-month period by $674,200 (73.7%).

	Selling expenses for the first nine months of 2004 were $4,162,600 compared to $4,410,300 for the comparable nine months of 2003, a decrease of $247,700 or 5.6%. That decrease was comprised of a decrease in promotional costs of $227,700 primarily because there were fewer sales promotions in 2004 versus 2003, a decrease in internet and direct television sales expense of $103,400 primarily because of a decrease in direct television sales advertising in 2004 versus 2003, a decrease in depreciation and royalty expense of $94,300, offset by an increase in salaries and fringe benefits and related travel expense of $163,200 primarily because of an increase in personnel in 2004 versus 2003, and a net increase in other selling expenses, none of which by itself is significant, of $14,500.

	General and administrative expenses for the first nine months of 2004 were $2,772,400 compared to $2,875,100 for the comparable nine months of 2003, a decrease of $102,700 or 3.6%. That decrease is made up of a decrease in professional fees of $138,700 primarily because of a decrease in audit fees in 2004 versus 2003, and a net decrease in other administrative expenses, none of which, by itself was material, of $51,100, offset by an increase in salary and fringe benefits of $87,100 primarily because of a general increase in these expenses during the first nine months of 2004.

	Interest expense for the first nine months of 2004 was $128,300 versus $165,000 for the comparable period of 2003. Interest expense decreased because of the reduced principal of the Company's bank loan. Interest income for the nine months ended September 30, 2004 was $30,900 compared to $46,600 for the same period of 2003, which consists of interest earned on the Company's cash reserves in 2004 and 2003. Interest expense will increase in the next few quarters as the Company borrows under the line of credit described in the Liquidity and Capital Resources section.

	During the third quarter of 2004 and of 2003, expenditures for research and development were not material (under 2% of revenues).

Three Months Ended September 30, 2004
Compared to Three Months Ended September 30, 2003

	Consolidated net sales for the third quarter of the current year were $5,116,700 versus $6,023,600 for the comparable quarter of 2003, a decrease of $906,900 or about 15.1%. Average selling prices for the third quarter of 2004 were up by $237,100 over those of the comparable period of 2003. Average selling prices of skin care products accounted for this increase, which was primarily due to a decrease in price promotions in the third quarter. Co-op advertising, marketing funds, slotting fees and coupon expenses (promotional allowances) paid to retailers were subtracted from gross sales in accordance with current accounting policies totaling $458,800 in the third quarter of 2004 versus $485,500 in the same period in 2003, a decrease of $26,700 or 5.5%.

	During the third quarter of 2004, net sales of skin care products accounted for 59.7% of consolidated net sales compared to 61.9%% for the third quarter of 2003. Net sales of these products for those periods were $3,056,900 in 2004 compared to $3,729,700 in 2003, a decrease of $672,800 or
18.0%. Net sales of Montagne Jeunesse were approximately $2,509,500 in the third quarter of 2004 compared to $2,914,300 in the third quarter of 2003. Please see the discussion above for the first nine months of 2004 for additional information regarding sales of skin care products, which is also applicable to sales of skin care products in the third quarter.

	Sales of household products for the third quarter of this year accounted for 40.3% of consolidated net sales compared to 38.1% for the same period of 2003. These products are comprised of "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener. During the third quarter of 2004, sales of household products were $2,059,800, as compared to sales of $2,293,900 for the same three months of 2003. Sales of "Scott's Liquid Gold" for wood were down by $225,600, a decrease of 13.1%, primarily we believe because of the introduction of new competing products and limited advertising of our products in the third quarter. Sales of "Touch of Scent" were down by $8,500 or 1.5%.

	On a consolidated basis, cost of goods sold was $3,129,000 during the third quarter of 2004 compared to $3,302,200 for the same period of 2003, a decrease of $173,200 (5.2%, on a sales decrease of 18%). As a percentage of consolidated net sales for the third quarter of 2004, cost of goods sold was 61.2% compared to 54.8% in 2003, an increase of 11.5%, which was essentially due to a greater percentage of promotional allowances in 2004 versus 2003 and to spreading on-going (fixed) manufacturing costs over lower unit production in the third quarter of 2004 than in 2003.

	Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, decreased by $131,500 or 5.4% in the third quarter of 2004, when compared to the same period during 2003, largely because of the decrease in advertising expenses, and general and administrative expenses. The various components of operating expenses are discussed below.

	Advertising expenses for the third quarter of 2004 were $101,000 compared to $171,100 for the comparable quarter of 2003, a decrease of $70,100 or 41.0%. Advertising expenses applicable to household products decreased by $84,000 (67.5%), while advertising expenses for Alpha Hydrox products increased by $13,900 (29.8%).

	Selling expenses for the three months ended September 30, 2004 were $1,381,200 compared to $1,402,900 for the comparable three months of 2003, a decrease of $21,700 or 1.5%. That decrease was comprised of a decrease in promotional expenses of $66,700 and a decrease in depreciation and royalty expense of $31,300 offset by a net increase in salary and fringe benefits and travel of $61,600, primarily because of an increase in personnel in 2004 versus 2003, and an increase in other selling expenses, none of which by itself is significant, of $14,700.

	General and administrative expenses for the third quarter of 2004 were $835,700 compared to $875,400 for the comparable period of 2003, a decrease of $39,700 or 4.5%. Such decrease was attributable to a decrease in professional fees of $22,600 primarily because of a decrease in audit fees in 2004 versus 2003, and a net decrease in other administrative expenses, none of which, by itself was material, of $17,100.

	Interest expense for the third quarter of 2004 was $40,000 versus $53,000 for the comparable period of 2003. Interest expense decreased because of the reduced principal of the Company's bank loan. Interest income for the three months ended September 30, 2004 was $10,400 compared to $12,100 for the same period of 2003.

	During the third quarter of 2004 and of 2003, expenditures for research and development were not material (under 2% of revenues).

Liquidity and Capital Resources

	On August 10, 2004 the Company obtained a $1,500,000 line of credit from a bank to finance additional inventory and accounts receivable associated with upcoming holiday sales. The line of credit bears interest at a rate of .5% over the bank's base rate (4.75% at September 30, 2004) and matures on August 10, 2005. The line of credit is secured by inventory and accounts receivable. The covenants are the same as the bank loan described below. At September 30, 2004, the amount borrowed under this line of credit was $200,000; and as of the date of this Report, the Company had borrowed $750,000 under this line of credit.

	The Company has a bank loan for approximately $3.0 million at the bank's base rate, adjustable yearly (4.75% at September 30, 2004), secured by the Company's land and buildings, with principal and interest payable monthly through November 2007. The loan agreement contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more
than 1:1.   The Company may not declare any dividends that would result in a violation of either of these covenants. The foregoing requirements were met at the end of the third quarter of 2004.

	During the first nine months of 2004, the Company's working capital decreased by $1,237,600, and concomitantly, its current ratio (current assets divided by current liabilities) decreased from 2.3:1 at December 31, 2003 to 1.8:1 at September 30, 2004. This decrease in working capital is attributable to a net loss in the first nine months of 2004 of $986,500, and a reduction in long-term debt of $682,500, a decrease in deferred tax liabilities of $47,000, a decrease in accumulated comprehensive income of $1,000, offset by depreciation in excess of capital additions of $436,400, a decrease in non-current deferred tax assets of $5,000, a decrease in other assets of $8,100 and an increase in common stock and capital in excess of par of $29,900.

	At September 30, 2004, trade accounts receivable were $1,330,200 versus $1,108,600 at year-end, largely because sales in September of 2004 were greater than those of December of 2003. Accounts payable increased from the end of 2003 through September of 2004 by $953,200, primarily due to an increase in sales promotion as well as trade suppliers payables related to inventory purchases at quarter end. At September 30, 2004 inventories were $231,600 more than at December 31, 2003, primarily to support additional Montagne Jeunesse sales expected in the fourth quarter of 2004. Accrued payroll and benefits decreased $154,700 from December 31, 2003 to September
30, 2004 primarily because of the decrease in accrued payroll, due to a decrease in the number of days of accrued payroll at September 30, 2004, versus December 31, 2003. Other accrued liabilities decreased by $119,600 primarily because of a decrease in accrued property taxes and a decrease in accrued coupon expense.

	The Company has no significant capital expenditures planned for 2004. The Company expects that its available cash and cash flows from operating activities will fund its cash requirements through at least September 30, 2005.

	The Company's dependence on operating cash flow means that risks involved in its business can significantly affect its liquidity. Any loss of a significant customer, any further decreases in distribution of its skin care or household chemical products, any new competitive products affecting sales levels of the Company's products, or any significant expense not included in the Company's internal budget could result in the need to raise cash, such as through a bank financing. Except for the short-term line of credit described above, the Company has no arrangements for an external financing of debt or equity, and the Company is not certain whether any such financing would be available on acceptable terms. Please also see other risks summarized in "Forward Looking Statements" below.

Quantitative and Qualitative Disclosures About Market Risk

	Market risk represents the risk of loss due to adverse changes in financial and commodity market prices and rates. The Company is not materially exposed to market risks regarding interest rates because the interest on the Company's outstanding debt is at the lender's base rate, which approximates the prime rate, adjustable yearly. The Company's investments in debt and equity securities are short-term and not subject to significant fluctuations in fair value. If interest rates were to rise 10% from year-end levels, the fair value of the Company's debt and equity securities would have decreased less than $1,000. Further, the Company does not use foreign currencies in its business. Currently, it receives payments for sales to parties in foreign countries in U.S. dollars. Additionally, the Company does not use derivative instruments or engage in hedging activities. As a result, the Company does not believe that near-term changes in market risks will have a material effect on results of operations, financial position or cash flows of the Company.

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

	As of September 30, 2004, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms as of September 30, 2004. There was no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Not Applicable

Item 2.  	Unregistered Sales of Equity Securities and Use of Proceeds.

	On September 2, 2004, the Company contributed 30,000 shares of its common stock to its Employee Stock Ownership Plan (the "Plan"). On June 4, 2004, the Company contributed 20,000 shares of its common stock to the Plan. No consideration was paid by the Plan for these contributions. The Company believes that these contributions were not subject to the securities registration requirements of the Securities Act of 1933 because they did not involve a sale. The contributions of the shares to the Plan may also be exempt from such securities registration as a non-public offering under Section 4(2) of the Securities Act of 1933.

	On August 24, 2004, the Company granted 5,000 shares of its common stock to Daniel H. Jones, sales manager of the Company.
Mr. Jones did not pay any consideration for these shares. There were also no underwriting discounts or commissions in connection with the grant. The grant was part of an understanding relating to Mr. Jones' employment with the Company. The Company believes that the grant of these shares was not subject to the securities registration requirements of the Securities Act of 1933 because the grant did not involve a sale of the shares. In addition, the Company believes that the grant was also exempt from such securities registration as a non-public offering under Section
4(2) of the Securities Act of 1933.

	Please see Item 2 of Part I, Management's Discussion and Analysis of Financial Condition and Results of Operation, for information in the first two paragraphs under "Liquidity and Capital Resources" regarding a bank line of credit established in August, 2004. Such information is incorporated by reference.
The bank line of credit includes covenants on maintaining a current ratio and limitations on the payment of dividends.

Item 3.	Not Applicable

Item 4.	Not Applicable

Item 5.	Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

		(a)	Reports on Form 8-K

		The following reports were filed by the Company on Form 8-K during the third quarter of 2004: A report filed on August 11, 2004 regarding Item 12, Results of Operations and Financial Condition.

		(b)	Exhibits

			31.1	Rule 13(a)-14(a) Certification of the Chief Executive
			  Officer
			31.2	Rule 13(a)-14(a) Certification of the Chief Financial
			  Officer
			32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

				SCOTT'S LIQUID GOLD-INC.


November 4, 2004		BY:	/s/ Mark E. Goldstein
Date 					Mark E. Goldstein
					President and Chief Executive Officer


November 4, 2004		BY:	/s/ Jeffry B. Johnson
Date						Jeffry B. Johnson
						Treasurer and Chief Financial Officer




EXHIBIT INDEX

Exhibit No.       Document
   31.1	Rule 13(a)-14(a) Certification of the Chief Executive
		  Officer
   31.2	Rule 13(a)-14(a) Certification of the Chief Financial
		  Officer
   32.1	Section 1350 Certification








										EXHIBIT 31.1

CERTIFICATION

I, Mark E. Goldstein, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarter ended September 30, 2004 of Scott's Liquid Gold-Inc.;

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

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

	(c)	disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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



DATE:  November 4, 2004

                                   /s/ Mark E. Goldstein
                                   ----------------------------------
                                   Mark E. Goldstein
                                   President, Chief Executive Officer,
                                    And Chairman of the Board
                                   Principal Executive Officer


										EXHIBIT 31.2

CERTIFICATION

I, Jeffry B. Johnson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarter ended September 30, 2004 of Scott's Liquid Gold-Inc.;

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

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

	(c)	disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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



DATE:  November 4, 2004

                                  /s/ Jeffry B. Johnson
                                  -------------------------------------
                                  Jeffry B. Johnson
                                  Treasurer and Chief Financial Officer
                                  Principal Financial Officer



                                                            EXHIBIT 32.1

CERTIFICATION OF 10-Q REPORT
OF
SCOTT'S LIQUID GOLD-INC.

FOR THE QUARTER SEPTEMBER 30, 2004

1. The undersigned are the Chief Executive Officer and the Chief Financial Officer of Scott's Liquid Gold-Inc. ("Scott's Liquid Gold"). This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies the 10-Q Report of Scott's Liquid Gold for the quarter ended September 30, 2004.

2.   We certify that such 10-Q Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of Scott's Liquid Gold.

This Certification is executed as of November 4, 2004.


/s/ Mark E. Goldstein
-----------------------------------
Mark E. Goldstein
President, Chief Executive Officer
 and Chairman of the Board
Principal Executive Officer


/s/ Jeffry B. Johnson
-----------------------------------
Jeffry B. Johnson
Treasurer and Chief Financial Officer
Principal Financial Officer