Form 10-K
period 2004-12-31
SCOTTS LIQUID GOLD INC
filed 2005-03-21
CIK 88000

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $3,783,200.

        As of March 15, 2005, the Registrant had 10,471,000 shares of its $0.10 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The Registrant's definitive Proxy Statement for the Annual Meeting of shareholders scheduled to be held in May 4, 2005, is incorporated by reference in Part III.

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

        The Company's household products consist of Scott's Liquid Gold® for wood, a wood preservative and cleaner, sold nationally for over 30 years, and Touch of Scent®, an aerosol room air freshener, distributed nationally since 1982. In early 1992, the Company entered into the skin care business through its subsidiary, Neoteric Cosmetics, Inc. The Company's skin care products consist primarily of Alpha Hydrox® products, other products manufactured by the Company, and sachets of Montagne Jeunesse. At the end of 2004, more than 15 skin care products were being marketed by the Company, as well as the Montagne Jeunesse sachets.

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

        In the last ten years, the Company operated profitably from 1995 through 1997, incurred losses in 1998 through 2001, 2003, and 2004, and was profitable in 2002. Although the Company experienced a net loss in 1996 because of the settlement of an environmental lawsuit with the United States Army, it nonetheless produced an operating profit for that year. In the years 1998 through 2004, the Company experienced significant declines in sales of Alpha Hydrox skin care products manufactured by the Company and, to a lesser extent, the Company's major lines of household products until 2004. Information regarding reasons for the decline in sales of these products are stated in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The growth in sales of Alpha Hydrox from 1992 through 1996 caused the Company to make substantial investments in property, plant and equipment to handle that growth and the anticipated future growth of the Company's skin care products. The decline in sales of those products in 1998 through 2004, as well as declines in sales of household chemical products until 2004, has resulted in efforts by the Company to maintain or increase sales of the existing products, to introduce new products, and to decrease the Company's costs of doing business. The Company introduced new products and engaged in cost-cutting programs during 2000, 2001 and 2002.

        The goal of the Company for 2005 is to resume sales growth and attain profitability. To achieve these goals, the Company will continue to work on expansion of the distribution of Montagne Jeunesse® products and to focus its efforts on increasing sales of core Alpha Hydrox products and Scott's Liquid Gold for wood. The Company will also consider the development of new niche products, offer to manufacture private label products for others, and explore the possibility of joint ventures and other projects which would utilize the manufacturing or marketing capabilities of the Company.

Products

        Scott's Liquid Gold for wood, a wood cleaner and preservative, has been the Company's core product since the Company's inception. It has been popular throughout the U.S. for over thirty years. Scott's Liquid Gold for wood, when applied to wood surfaces such as furniture, paneling, kitchen cabinets, outside stained doors and decking, penetrates microscopic pores in the surface and lubricates beneath, restoring moisture and, at the same time, minimizes the appearance of scratches, darkening the wood slightly. Scott's Liquid Gold preserves wood's natural complexion and beauty without wax. In May, 2004 the Company commenced the introduction of an additional wood care product in a wipe form; however, sales have been minimal so far.

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

        Household products accounted for 41.3% of the Company's consolidated net sales in 2004, and 36.8% in 2003.

        In early 1992, the Company began to market two skin care products under the trade name of Alpha Hydrox. At the end of 2004, the Company's skin care line consisted of over 15 products. The

Company's Alpha Hydrox skin care products are sold through a wholly-owned subsidiary, Neoteric® Cosmetics, Inc. Except for the Montagne Jeunesse sachets distributed by the Company, the Company's skin care products are manufactured by Neoteric Cosmetics. Several of the Alpha Hydrox products contain alpha hydroxyethanoic acids in low but effective concentrations. Properly blended with a carrier, alpha hydroxyethanoic acids gently slough off dead skin cells to promote a healthier, more youthful appearance and diminish fine lines and wrinkles. The Company's products with alpha hydroxy acids ("AHAs") include facial care products, a body lotion and a foot crème. In 2002, the Company reduced the number of Alpha Hydrox products containing AHAs to five in order to concentrate marketing and distribution resources of the Company and in response to decreasing sales of other items in the Alpha Hydrox line of skin care products. Other skin care products of the Company do not contain AHAs. These products include Neoteric Diabetic Skin Care, which is a healing crème and a therapeutic moisturizer developed by the Company to address the skin conditions of diabetics, caused by poor blood circulation, and which contains a patented oxygenated oil technology; an Alpha Hydrox Oxygenated Moisturizer, which is our second skin care product based on the oxygenated oil technology; a Retinol product containing a patented Microsponge technology that softens fine lines and wrinkles; an Alpha Hydrox Fade Cream designed to lighten age spots and skin discoloration caused by sun exposure and other factors; RubOut™, which is a topical analgesic which helps fade the discoloration of bruises and eases the pain from muscle sprains and bruises; and a body wash. The Montagne Jeunesse sachets, described more below, do not contain AHAs. Neoteric skin care products (including Montagne Jeunesse products) accounted for 58.7% of the Company's consolidated net sales in 2004, and 63.2% in 2003.

        In April of 2001, the Company made its first sale of skin care sachets under a distributorship agreement with Montagne Jeunesse. The agreement of the Company covers sales in the United States. Montagne Jeunesse is a trading division of Medical Express (UK) Ltd., a company located in England. Montagne Jeunesse sachet products are currently sold by others in the United Kingdom, Holland, Italy, Ireland, Canada, Australia, Germany and Austria. Examples of the Montagne Jeunesse products are a facial scrub, a mud pack, face masks, a cream for foot rubs, and "one night" hair color. A significant portion of the Company's sales are now generated through the distribution of the Montagne Jeunesse products and, therefore, are dependent on the agreement under which they are purchased by the Company. See "Manufacturing and Suppliers" below.

        The Company's business is seasonal to some extent. Sales of Montagne Jeunesse products have been higher in the fourth quarter than other quarters because of holiday promotions.

        The Company, through its research and development group, continually considers and evaluates possible new products to be manufactured or sold by the Company. Generally these products involve household products or skin care products. At this time, the Company has not selected any specific product for introduction in 2005 but may introduce one or more products currently under consideration.

        The Company also manufactures injection molded components, currently consisting of plastic caps for Touch of Scent and Scott's Liquid Gold, and dispensers for Touch of Scent.

Marketing and Distribution

        All of the Company's products are sold nationally, directly and through independent brokers, to mass marketers, drugstores, supermarkets, and other retail outlets and to wholesale distributors. In 2004, Wal-Mart Stores, Inc. ("Wal-Mart") of Bentonville, Arkansas, accounted for approximately 34% of the Company's sales of household products. With regard to the Company's skin care products, Wal-Mart accounted for approximately 38% of 2004 sales, and K-Mart Corporation accounted for approximately 12% of 2004 sales. Wal-Mart and K-Mart accounted for approximately 36% and 13%, respectively, of the combined sales of household products and skin care products in 2004. The loss of these customers for either household or skin care products could have a material adverse effect on the Company because it is uncertain whether the consumer base served by these customers would purchase the Company's products at other retail outlets. No long-term contracts exist between the Company and Wal-Mart, K-Mart Corporation or any other customer. The Company permits returns of its products by its customers, a common industry practice. A recent practice of retailers has been to return products that have either been discontinued or not sold after a period of time. The Company subtracts any returns from gross sales in determining the net sales shown on its financial statements.

        During the years 2001 through 2004, the Company experienced a decrease in the distribution of the Alpha Hydrox products as a result of slowing sales. If sales of a Company product continue to decline, other retail stores, including potentially Wal-Mart and K-Mart, may discontinue the product. One of the Company's strategies is to maintain or increase sales of products through limited television advertising as described above. The level of advertising for the Company's products is constrained by the Company's size and financial resources. Any significant decrease in the distribution of Alpha Hydrox or Scott's Liquid Gold products at retail stores could have a material adverse effect on the Company's sales and operating results.

        The Company's household products and Alpha Hydrox have been advertised nationally on network television, on cable television, and, at times, in print media. In the past, the Company has also used radio advertising in selected areas and may do so in the future. During 2005, but subject to change, the Company plans a slight decrease in advertising expenditures from 2004. To date, the Company has not used television advertising for the Montagne Jeunesse products. The Company periodically reviews its advertising plans and may revise planned advertising expenditures based upon actual sales results and competitive conditions.

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

        In 2001, the Company commenced purchases of the skin care sachets from Montagne Jeunesse under a distributorship agreement covering the United States. Montagne Jeunesse is the sole supplier of that product. The term of this distributorship agreement is five years with automatic rolling one-year renewals, subject to the rights of either party to terminate upon three months' notice or if certain minimum sales are not met or certain other events occur. For the year 2004, this minimum sales requirement was waived.

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

        Following the issuance in June, 1997 of the CIR report, the FDA, in December, 1998, created a joint working group using staff from both the Center for Food Safety and Applied Nutrition and the Center for Drug Evaluation and Research to consider, among other things, whether products containing alpha hydroxy acid should be classified for regulatory purposes as drugs. This group is expected to analyze additional research initiated at the FDA's request. It is not expected that final recommendations by the working group will be forthcoming in the near-term future. Further, any recommendation of the group that dramatically restricts the availability of products containing alpha hydroxy acids would probably face strong opposition by manufacturers of these products. In addition, since 2003 the FDA's National Center for Toxicological Research has been investigating the effects of long-term exposure to alpha hydroxy acid. These studies have not been completed. The FDA in December, 2002 issued a draft guidance suggesting that cosmetic products containing alpha hydroxy acid alert users about the potential for increased skin sensitivity to sun and particularly the possibility of sunburn and what steps may be taken to avoid such consequences. A draft label was proposed by the FDA. That guidance was finalized with the same proposed label on January 10, 2005. The Company's labeling, as in effect for many years, is similar to the guidance; the Company has included, and continues to include, the suggested caution on its product labels. On December 31, 2003, the FDA published a call for data on certain ingredients in various products, including AHAs which are part of wrinkle remover products. Manufacturers were asked to submit any data supporting the reclassification of these cosmetic products as over-the-counter drugs. The study results were due in December 2004; however, they have not yet been published. If the FDA should change the regulatory classification of the Company's AHA products, there would be additional regulatory requirements applicable to the Company. The financial impact, if any, of any additional regulatory requirements cannot be determined at this time.

        The Company's advertising is subject to regulation under the Federal Trade Commission Act and related regulations, which prohibit false and misleading claims in advertising. The Company's labeling and promotional materials are believed to be in full compliance with applicable statutes and regulations.

        Some chemicals used in consumer products, including some used by the Company, have come under scrutiny by various state governments and the Congress of the United States in connection with clean air laws and regulations. These chemicals are volatile organic compounds ("VOCs") that are contained in various categories of consumer products. As a result of VOC regulation, it has been necessary, from time to time, for the Company to reformulate some of its products including a reformulation of Touch of Scent to conform to certain regulations of the California Air Resources Board ("CARB") which became effective on January 1, 1996. The Company's household chemical products currently meet the most stringent VOC regulations. Effective December 31, 2004 in California and January 1, 2005 in certain other states, there was a change in regulations which reduced the VOC limit for aerosol furniture care products from 25% to 17%. The Company had no significant manufacturing or cost issues in meeting the new standard. The regulations concerning VOC content are relevant to the household products of the Company but have not to date affected the Company's skin care products. CARB is conducting a new consumer products survey based on sales for the year 2003 to update their information on consumer products VOC emissions and to evaluate the feasibility of further reducing consumer product VOC emissions. Company products that are being surveyed include Scott's Liquid Gold for wood pourable product, Touch of Scent air freshener, and certain Neoteric products—Body Wash, Fade Cream, and Toner. There is another CARB survey scheduled for 2006, which will be based on 2005 sales and will include most of the Company's products.

        The Company believes it has done all that is now necessary to satisfy the current requirements of the Clean Air Act and laws of various state governments. Currently, all of the Company's products may be sold in all areas of the United States.

        Limitations regarding the VOC content of consumer products by both state and federal agencies will continue to be a part of regulatory efforts to achieve compliance for ozone at or near ground level. Under the Clean Air Act Amendments of 1990, the Environmental Protection Agency ("EPA") is required to study the contribution of consumer products to ozone problems and to promulgate regulations designed to reduce the VOC content of consumer products. During 1995, the EPA published a prioritized list of categories of consumer products for regulation, including categories which affect Scott's Liquid Gold for wood and Touch of Scent. Final regulations to control VOC's from these consumer products, which are no more stringent than those issued previously by CARB with which the Company complies, were published in September, 1998. Various states, in addition to California, have enacted or are considering promulgating VOC regulations for consumer products. The Company is unable to predict how many or which other states might enact legislation regulating the VOC content of consumer products or what effect such legislation might have upon its household products. The Company is aware that a group of approximately twelve northeastern states and the District of Columbia have collectively drafted the Ozone Transport Commission (OTC) Model Consumer Products Rule with standards substantially the same as those contained in the CARB regulations. To the Company's knowledge, at least some of these states including Delaware, New York, Maryland, and Pennsylvania have adopted VOC regulations based on this model. New Jersey and the District of Columbia recently promulgated their final rules based on this model. These new regulations became effective January 1, 2005. Other states are considering adoption of regulations based on this model.

Employees

        The Company employs 93 persons (compared to 98 persons at the end of 2003), 43 in plant and production related functions and 50 in administrative, sales and advertising functions. The number of employees decreased in 2001 and 2002, as part of the Company's cost cutting steps started in 2000. No contracts exist between the Company and any union. The Company monitors wage and salary rates in the Rocky Mountain area and pursues a policy of providing competitive compensation to its employees. The compensation of the Company's executive officers is under the review of the Compensation Committee of the Company's Board of Directors. Fringe benefits for Company employees include a medical and dental plan, life insurance, a 401(k) plan with matching contributions for lower paid employees (those earning $35,000 or less per annum), an employee stock ownership (ESOP) plan, and a profit sharing plan. The Company considers its employee relations to be satisfactory.

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

        A request for reports filed with the SEC or the code of business conduct and ethics may be made to: Corporate Secretary, Scott's Liquid Gold-Inc., 4880 Havana Street, Denver, Colorado 80239.

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

2004 Three Months Ended			2003 Three Months Ended
	High	Low		High	Low
March 31	$1.00	$0.70	March 31	$0.55	$0.46
June 30	$0.92	$0.57	June 30	$0.58	$0.47
September 30	$0.67	$0.53	September 30	$0.58	$0.48
December 31	$0.61	$0.52	December 31	$0.75	$0.63

Shareholders

        As of March 15, 2005 the Company had approximately 1,012 shareholders of record.

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

Equity Plans

        The following table provides, as of December 31, 2004, information regarding the Company's equity compensation plans, which consists of the 1993, 1997 and 1998 Stock Option Plans. The 1993 plan expired in January of 2003, and accordingly no shares are available for option under that plan.

The Company also has an Employee Stock Ownership Plan which invests only in common stock of the Company, but which is not included in the table below.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,115,500	$.63	414,500
Equity compensation plans not approved by security holders	—	—	—

Total	1,115,500	$.63	414,500

Stock Purchases

        The Company did not make any repurchases of its outstanding shares during the fourth quarter of 2004.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October, 2004	—	—	—	—
November, 2004	—	—	—	—
December, 2004	—	—	—	—

        Pursuant to board resolutions, on December 31, 2004, the Company contributed 20,000 shares of its common stock to its Employee Stock Ownership Plan (the "Plan"). On November 10, 2004 the Company contributed 40,000 shares of its common stock to the Plan. On September 2, 2004, the Company contributed 30,000 shares of its common stock to the Plan. On June 4, 2004, the Company contributed 20,000 shares of its common stock to the Plan. No consideration was paid by the Plan for these contributions. The Company believes that these contributions were not subject to the securities registration requirements of the Securities Act of 1933 because they did not involve a sale. The contributions of the shares to the Plan may also be exempt from such securities registration as a non-public offering under Section 4(2) of the Securities Act of 1933.

Item 6.    Selected Financial Data

	2004	2003	2002	2001	2000
	(In Thousands of Dollars Except for Per Share Data)
Net sales:
Scott's Liquid Gold household products	$9,343	$9,016	$10,155	$11,619	$11,823
Skin care products	13,304	15,455	14,804	13,050	15,096

	$22,647	24,471	$24,959	$24,669	$26,919

Net income (loss) before income taxes	$(901)	(190)	$1,092	$(1,290)	$(2,280)
Income tax expense (benefit)	2	—	(480)	—	(435)

Net income (loss)	$(903)	$(190)	$1,572	$(1,290)	$(1,845)

Basic earnings (loss) per common share	$(0.09)	$(0.02)	$.15	$(0.13)	$(0.18)

Diluted earnings (loss) per share	$(0.09)	$(0.02)	$.15	$(0.13)	$(0.18)

Dividends declared per common share	$—	$—	$—	$—	$—

Assets	$23,828	$24,453	$26,079	$26,299	$27,681

Working capital	$3,804	$5,058	$6,046	$4,619	$6,047

Capital additions	$113	$21	$14	$107	$95

Depreciation	$673	$693	$722	$742	$801

Long-term debt, net of current maturities	$1,893	$2,807	$3,685	$4,515	$5,309

Selected Quarterly Financial Data

	2004
	First	Second	Third	Fourth	Year
Net Sales	$5,209	$5,308	$5,117	$7,013	$22,647
Gross Profit	$2,458	$2,338	$1,988	$2,956	$9,740
Income (loss) before income taxes	$(351)	$(276)	$(360)	$86	$(901)
Net income (loss)	$(351)	$(276)	$(360)	$84	$(903)
Income (loss) per share	$(0.03)	$(0.03)	$(0.03)	$0.00	$(0.09)
Diluted income (loss per share)	$(0.03)	$(0.03)	$(0.03)	$0.00	$(0.09)

	2003
	First	Second	Third	Fourth	Year
Net Sales	$5,736	$5,608	$6,023	$7,104	$24,471
Gross Profit	$2,878	$2,545	$2,721	$3,458	$11,602
Income (loss) before income taxes	$(416)	$(747)	$231	$742	$(190)
Net income (loss)	$(416)	$(747)	$231	$742	$(190)
Income (loss) per share	$(0.04)	$(0.07)	$0.02	$0.07	$(0.02)
Diluted income (loss per share)	$(0.04)	$(0.07)	$0.02	$0.07	$(0.02)

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

        Reserves for bad debts ($83,000 and $82,000 at December 31, 2004 and December 31, 2003, respectively) are recorded based on estimates by management including factors surrounding the credit risk of specific customers and historical trends. The Company has been exposed to potential losses on receivables due from specific customers that have suffered financial difficulties. The Company has provided reserves against certain receivables from such customers in addition to amounts related to unidentified losses. Those reserves are reduced as those accounts are settled or written off. In the event that actual losses differ from these estimates or there is an increase in exposure relating to sales to specific customers, results of future periods may be impacted.

  Income Taxes

        As of December 31, 2004, the Company has deferred income tax assets of $1,140,000 which primarily relate to expenses that are not yet deductible for tax purposes and net operating loss carryforwards, offset by deferred income tax liabilities for differences in the book and tax bases of property and equipment. The net deferred tax asset is fully reserved by a valuation allowance. The valuation allowance represents management's determination that the Company will more likely than not be unable to realize the value of such assets due to the uncertainty of future profitability.

        During the quarter ended March 31, 2002, the Company recorded a tax benefit of $483,000 related to taxes to be recouped pursuant to changes in the federal tax law which allowed the Company to carryback tax losses incurred in 2001 against taxes paid in prior years.

  Inventory Valuation and Reserves

        The Company's inventory is a significant component of the Company's total assets. In addition, the carrying value of such inventory directly impacts the gross margins that the Company recognizes when the Company sells the inventory and records adjustments to carrying values. The Company's inventory is valued at the lower of cost or market, cost being determined under the first-in, first-out method. Management estimates reserves for slow moving and obsolete products and raw materials based upon historical and anticipated sales. In the event that actual results differ from these estimates, results of future periods may be impacted.

Recently Issued Accounting Pronouncements

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, (revised 2004) "Share-Based Payment" ("SFAS 123(R)"). This statement is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as amended ("SFAS 123"), and requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). SFAS 123(R) covers various share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123(R) eliminates the ability to use the intrinsic value method of accounting for share options, as provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123(R) is effective as of the beginning of the first interim period that begins after June 15, 2005, with early adoption encouraged. The Company is currently evaluating the statement's transition methods and does not expect this statement to have an effect materially different than that of the pro forma SFAS 123 disclosures provided in Note 1 to the Company's Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153"). This Statement amends APB Opinion No. 29 to permit the exchange of nonmonetary assets to be recorded on a carry over basis when the nonmonetary assets do not have commercial substance. This is an exception to the basic measurement principal of measuring a nonmonetary asset exchange at fair value. A nonmonetary asset exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. If the Company enters into significant nonmonetary asset exchanges in the future, SFAS 153 could have a material effect on its consolidated financial position, results of operations or cash flows.

        In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46R"). FIN 46R requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. FIN 46R also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. The provisions of FIN 46R are required for companies that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. The provisions of FIN 46R are required to be applied for periods ending after March 15, 2004 for all other types of entities. The Company was required to perform this assessment at December 31, 2004, and consolidate any variable interest entries for which it would absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. The Company does not have any variable interest entities as of December 31, 2004, therefore this assessment had no impact on the Company's consolidated financial statements.

Results of Operations

        During 2004 we experienced a small increase in sales of household chemical products primarily because of the increased distribution of Scott's Liquid Gold for wood. The Company commenced in May, 2004 the introduction of an additional wood care product in a wipe form during this period; however, sales have been minimal so far. During 2004 the Company experienced a decrease in sales of our skin care products, including the Montagne Jeunesse line of products, for reasons explained below. Our net loss for 2004 was $903,100 versus a loss of $189,600 in 2003. The loss for 2004 was primarily due to slower sales of Montagne Jeunesse products and reduced gross profit over all product lines in 2004 versus 2003 as explained below.

Summary of Results as a Percentage of Net Sales

	Year Ended December 31,
	2004	2003	2002
Net sales
Scott's Liquid Gold household products	41.3%	36.8%	40.7%
Skin care products	58.7%	63.2%	59.3%

Total net sales	100.0%	100.0%	100.0%
Cost of sales	57.0%	52.6%	53.5%

Gross profit	43.0%	47.4%	46.5%
Other revenue	0.2%	0.2%	2.6%

	43.2%	47.6%	49.1%

Operating expenses	46.4%	47.5%	43.7%
Interest expense	0.8%	0.9%	1.0%

	47.2%	48.4%	44.7%

Income (loss) before income taxes	(4.0)%	(0.8)%	4.4%

Year Ended December 31, 2004
Compared to Year Ended December 31, 2003

Comparative Net Sales

	2004	2003	Percentage Increase (Decrease)
Scott's Liquid Gold	$6,872,300	$6,577,800	4.5%
Touch of Scent	2,470,500	2,438,100	1.3%

Total household chemical Products	9,342,800	9,015,900	3.6%

Alpha Hydrox and other skin care	3,293,900	3,969,400	(17.0)%
Montagne Jeunesse skin care	10,010,500	11,485,400	(12.8)%

Total skin care products	13,304,400	15,454,800	(13.9)%

Total net Sales	$22,647,200	$24,470,700	(7.5)%

        Consolidated net sales for 2004 were $22,647,200 versus $24,470,700 for 2003, a decrease of $1,823,500 or 7.5%. Average selling prices for 2004 were down by $354,500, or 1.5% from those of 2003. Average selling prices of household products were down by $150,300, or 1.7%, and average selling prices of skin care products were down by $204,200, or 1.3%. This decrease in average selling prices was primarily due to an increase in coupon usage in 2004 versus 2003 offset somewhat by an increase in pricing on our Scott's Liquid Gold for wood products, while the decrease in average prices of our skin care products was primarily due to holiday promotional pricing on our Montagne Jeunesse sachet products offset somewhat by a decrease in couponing in 2004 versus 2003. Co-op advertising, marketing funds, slotting fees, and coupons paid to retailers are deducted from gross sales, and totaled $2,074,700 in 2004 versus $1,916,600 in 2003, an increase of $158,100 or 8.2%, the majority of which was due to an increase in coupon and slotting fee expenses due to expanding to new customers and reintroduction to former customers.

        During 2004, net sales of skin care products accounted for 58.7% of consolidated net sales compared to 63.2% in 2003. Net sales of those products were $13,304,400 in 2004 compared to $15,454,800 in 2003, a decrease of $2,150,400 or 13.9%. The Company has continued to experience a drop in unit sales of the Company's earlier-established alpha hydroxy acid ("AHA") products due at least in part to maturing in the market for AHA-based skin care products and intense competition from producers of similar or alternative products, many of which are considerably larger than Neoteric Cosmetics, Inc. Sales of the Company's Alpha Hydrox products (with and without alpha hydroxy acid) decreased during 2003 and 2004, due to slower sales at retail and reduced distribution of those products at retail stores, including the Company's largest and other customers having reduced in prior quarters the number of types of those products carried on their shelves and discontinuation in 2003 of these products at certain retail chains. In addition, increased television advertising for Alpha Hydrox products in the first half of 2003 was not cost effective in terms of the impact on sales. In the second quarter of 2003, the Company's largest customer (which accounted for 23.6% of sales of Alpha Hydrox skin care products in 2002) decreased significantly the number of stores carrying Alpha Hydrox products of the Company. This change has resulted, and may result in the future, in lower sales of those products. For 2004, the sales of the Company's Alpha Hydrox products accounted for 15.3% of net sales of skin care products and 9.0% of total net sales, compared to 16.1% of net sales of skin care products and 10.2% of total net sales in 2003.

        For 2004, sales of Montagne Jeunesse products comprised a majority of net sales of the Company's skin care products. Net sales of Montagne Jeunesse were approximately $10,010,500 in 2004 compared to $11,485,400 in 2003. The Company believes that this decrease in sales of Montagne Jeunesse is attributable primarily to a decrease in the number of display promotions at retailers in the first half of

2004 versus 2003 and to 2003 products that had not sold through the retail stores until 2004 thus resulting in fewer sales by the Company.

        As part of its sales efforts in 2003, the Company used direct response television (infomercial) commercials for the sale of its Alpha Hydrox products. These efforts were not repeated in 2004. The Company has not used television advertisements for the Montagne Jeunesse products. The Company did not introduce new skin care products during 2004, except different items in Montagne Jeunesse sachets. The Company has prepared, and will start selling in 2005, a refined formulation of certain Alpha Hydrox products.

        Sales of household products in 2004 accounted for 41.3% of consolidated net sales compared to 36.8% in 2003. These products are comprised of Scott's Liquid Gold for wood, a wood cleaner which preserves as it cleans, and Touch of Scent, a room air freshener. Sales of household products were $9,342,800 in 2004 compared to $9,015,900 in 2003, an increase of $326,900, or 3.6%. Sales of Scott's Liquid Gold for wood increased from $6,577,800 in 2003 to $6,872,300 in 2004 (up by $294,500 or 4.5%). This increase was due to increased distribution at retail stores offset by introduction of new competing products and limited advertising of the Company's products. Sales of "Touch of Scent" were up by $32,400 or 1.3%, primarily due to an increase in distribution which commenced in late 2004.

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

        On a consolidated basis, cost of goods sold was $12,907,200 in 2004 compared to $12,868,500 for 2003, an increase of $38,700 (on a sales decrease of about 7.5%). As a percentage of consolidated net sales, cost of goods sold was 57.0% in 2004 compared to 52.6% in 2003, which was caused by a combination of a greater percentage of promotional allowances, a slight increase in raw material and Montagne Jeunesse sachet costs, reduced prices on some holiday promotions in 2004 versus 2003, and spreading the ongoing manufacturing costs over the lower aggregate number of units sold. We are seeing increases in raw material costs in 2005, particularly the cost of steel cans which have been affected by a shortage of steel.

        The Company is working on ways to more fully utilize its production capacity at its manufacturing facilities in Denver. The Company discusses from time to time manufacturing private label products, but those discussions have not resulted in any agreements to date. The Company is currently considering with a party the possibility of manufacturing certain products as part of a project to manufacture and sell products in the United States. The Company does not know whether it will be successful in these efforts to manufacture products for third parties.

Operating Expenses, Interest Expense and Other Income

	2004	2003	Percentage Increase (Decrease)
Operating Expenses
Advertising	$1,143,400	$1,843,800	(38.0)%
Selling	5,804,800	6,151,500	(5.6)%
General & Administrative	3,557,900	3,641,500	(2.3)%

Total operating expenses	$10,506,100	$11,636,800	(9.7)%

Interest Income	$42,500	$58,300	(27.1)%
Other Income	$—	$—	—%
Interest Expense	$177,800	$213,300	(16.6)%

        Operating expenses, comprised primarily of advertising, selling, and general and administrative expenses, decreased by $1,130,700 or 9.7% in 2004, when compared to 2003. The various components of operating expenses are discussed below.

        Advertising expenses for 2004 were $1,143,400 compared to $1,843,800 for 2003, a decrease of $700,400 or 38.0% (primarily from a decrease in television advertising). In 2004, the Company spent $255,000 to advertise its cosmetics products, compared to $976,100 in 2003, a decrease of 73.9%, and $888,400 in 2004 compared to $867,700 in 2003 to advertise household products, an increase of 2.4%. The Company plans to advertise its skin care products in 2005 at about 2004 levels, while decreasing slightly its advertising of household products in 2005 versus 2004. The Company periodically reviews its advertising plans and may revise planned advertising expenditures based upon actual sales results and competitive conditions.

        Selling expenses for 2004 were $5,804,800 compared to $6,151,500 for 2003, a decrease of $346,700 or 5.6%. That decrease was comprised of a decrease in promotional costs of $350,000 primarily because there were fewer sales promotions in 2004 versus 2003, a decrease in internet and direct television sales expense of $84,800, primarily because of a decrease in direct television sales advertising in 2004 versus 2003, a decrease in depreciation and royalty expense of $94,600, offset by an increase in salaries and fringe benefits and related travel expense of $105,900 primarily because of an increase in personnel in 2004 versus 2003, and a net increase in other selling expenses, none of which by itself is significant, of $76,800.

        General and administrative expenses for 2004 were $3,557,900 compared to $3,641,500 for 2003, a decrease of $83,600 or 2.3%. That decrease is made up of a decrease in professional fees of $107,300 primarily because of a decrease in audit fees in 2004 versus 2003, offset by a net increase in other administrative expenses, none of which by itself was material, of $23,700.

        Interest expense for 2004 was $177,800 versus $213,300 for 2003. Interest expense decreased because of the reduced principal of the Company's bank loan. Interest income for 2004 was $42,500 compared to $58,300 for 2003, which consists of interest earned on the Company's cash reserves in 2004 and 2003.

        During 2004 and 2003, expenditures for research and development were not material (under 2% of revenues.)

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

        During 2003, net sales of skin care products accounted for 63.2% of consolidated net sales compared to 59.3% in 2002. Net sales of those products were $15,454,800 in 2003 compared to $14,804,400 in 2002, an increase of $650,400 or 4.4%. The Company has continued to experience a drop in unit sales of the Company's earlier-established alpha hydroxy acid ("AHA") products due at least in part to maturing in the market for AHA-based skin care products and intense competition from producers of similar or alternative products, many of which are considerably larger than Neoteric Cosmetics, Inc. Sales of the Company's Alpha Hydrox products (with and without alpha hydroxy acid) have also decreased during 2002 and 2003, due to reduced distribution of those products at retail stores, including the Company's largest and other customers having reduced in 2003 the number of types of those products carried on their shelves and discontinuation of these products at certain retail chains. In addition, increased television advertising for Alpha Hydrox products in the first half of 2003 was not cost effective in terms of the impact on sales. In the second quarter of 2003, the Company's largest customer (which accounted for 23.6% of sales of Alpha Hydrox skin care products in 2002) decreased significantly the number of stores carrying Alpha Hydrox products of the Company. This change resulted in lower sales of those products. For 2003, the sales of the Company's Alpha Hydrox products accounted for 16.1% of net sales of skin care products and 10.2% of total net sales, compared to 23.5% of net sales of skin care products and 13.9% of total net sales in 2002.

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

        Sales of household products in 2003 accounted for 36.8% of consolidated net sales compared to 40.7% in 2002. These products are comprised of Scott's Liquid Gold for wood, a wood cleaner which preserves as it cleans, and Touch of Scent, a room air freshener. Sales of household products were $9,015,900 in 2003 compared to $10,154,600 in 2002, a decrease of $1,138,700, or 11.2%. Sales of Scott's Liquid Gold for wood decreased from $7,356,100 in 2002 to $6,577,800 in 2003 (down by $778,300 or 10.6%) which the Company believes is due to limited television advertisement to support this product and to increased competition from existing and new products. Decreased distribution of this product in retail stores during the first half of 2003 and earlier periods may also have caused in part the sales decline. In the second half of 2003, the Company focused its efforts on the re-establishment or establishment of Scott's Liquid Gold for wood in certain national and local retail store chains. These efforts resulted in sales of the product to several retail store chains not carrying it. Sales of Touch of Scent decreased to $2,438,100 in 2003 compared to $2,798,500 in 2002 (down by $360,400 or 12.9%) primarily due to a decrease in orders for, and distribution of, the Company's Touch of Scent dispenser package. Touch of Scent is primarily sold in a few large retail store chains in the United States.

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

        Operating expenses, comprised primarily of advertising, selling, and general and administrative expenses, increased by $737,000 or 6.8% in 2003, when compared to 2002. The various components of operating expenses are discussed below.

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

        Interest expense for 2003 was $213,300 versus $261,100 for 2002. Interest expense decreased because of the reduced principal of the Company's bank loan. Interest income for 2003 was $58,300 compared to $54,000 for 2002, which consists of interest earned on the Company's cash reserves in 2003 and 2002.

        Other revenue for 2002 reflects $594,000 received from a lawsuit settlement. This amount was the final judgment in the lawsuit against an insurer not participating in the settlement of an earlier environmental matter.

Liquidity and Capital Resources

        On August 10, 2004 the Company obtained a $1,500,000 line of credit from a bank to finance additional inventory and accounts receivable associated with upcoming holiday sales. The line of credit bears interest at a rate of .5% over the bank's base rate (5.75% at December 31, 2004) and matures on August 10, 2005. The line of credit is secured by inventory and accounts receivable. The covenants are the same as the bank loan described below. At December 31, 2004, the outstanding amount under this line of credit was $790,000; and as of the date of this Report, the Company had $660,000 outstanding under this line of credit.

        The Company has a bank loan for approximately $2.8 million at the bank's base rate, adjustable yearly (5.00% at December 31, 2004), secured by the Company's land and buildings, with principal and interest payable monthly through November 2007. The loan agreement contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1. The Company may not declare any dividends that would result in a violation of either of these covenants. The foregoing requirements were met at the end of the each quarter during 2004 and at December 31, 2004.

        During 2004, the Company's working capital decreased by $1,253,800 to $3,804,400, while its current ratio (current assets divided by current liabilities) decreased from 2.3:1 at December 31, 2003 to 1.8:1 at December 31, 2004. This decrease in working capital is attributable to a net loss of $903,100, a reduction of long-term debt of $914,300, a decrease in deferred tax liabilities of $43,000, an increase in non-current deferred tax assets of $26,000, a decrease in accumulated comprehensive income of $1,400, offset by depreciation in excess of capital additions of $559,700, and an increase in common stock and capital in excess of par of $63,500, and a decrease in other assets of $10,800.

        At December 31, 2004, net trade accounts receivable were $1,419,700 compared to $1,108,600 at the end of 2003, an increase of $311,100, primarily due to an increase in December 2004 sales versus those of the same period last year. Inventories were down by $182,300 at the end of 2004 compared to 2003, largely due to late fourth quarter sales (inventory was not replenished until early in 2005). Prepaid expenses increased by $233,200, primarily because of an increase in prepaid advertising and an increase in prepaid insurance expense. Trade accounts payable increased by $538,800 primarily due to an increase in sales promotion, advertising and trade suppliers payables. Accrued payroll and benefits decreased $55,800 from December 31, 2003 to December 31, 2004 primarily because of the timing related to accrued payroll. Other accrued liabilities decreased by $138,800 primarily because of a decrease in accrued coupon expense related to skin care products.

        The Company has no significant capital expenditures planned for 2005 and has no current plans for any external financing, other than its existing bank loans. The Company expects that its available cash and cash flows from operating activities will fund the next twelve months' cash requirements.

        The Company's dependence on operating cash flow means that risks involved in its business can significantly affect its liquidity. Any loss of a significant customer, any further decreases in distribution of its skin care or household chemical products, any new competitive products affecting sales levels of the Company's products, or any significant expense not included in the Company's internal budget could result in the need to raise cash, such as through a bank financing. Except for the short-term line of credit described above, the Company has no arrangements for an external financing of debt or equity, and the Company is not certain whether any such financing would be available on acceptable terms. Please also see other risks summarized in "Forward Looking Statements" above in Item 1. The Company expects its operating cash flows to improve if the Company achieves profitability in 2005.

        The following table sets forth the contractual obligations of the Company in the aggregate. The Company has no capital lease obligations, unconditional purchase obligations or other long-term contractual obligations. The Company's long-term debt interest rate is a variable rate. The table below assumes a 5.00% annual interest rate for the Company's long-term debt, and a 5.75% annual interest rate for the Company's line of credit.

CONTRACTUAL OBLIGATIONS

	Payments due by Period
	Total	Less than 1-Year	1-3 Years	4-5 Years	5 Years
Long-term debt, including interest	$3,028,600	$1,038,400	$1,990,200	$—	$—
Line of credit, including interest	820,300	820,300	—	—	—
Employee separation agreement	73,100	63,100	5,000	5,000	—
Operating lease obligations	134,800	71,900	62,900	—	—

Total Contractual Cash Obligations	$4,056,800	$1,993,700	$2,058,100	$5,000	—

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Scott's Liquid Gold-Inc.

        We have audited the accompanying consolidated balance sheets of Scott's Liquid Gold-Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scott's Liquid Gold-Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ EHRHARDT, KEEFE, STEINER & HOTTMAN P.C.
Denver, Colorado February 11, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Scott's Liquid Gold-Inc.:

        We have audited the accompanying consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows of Scott's Liquid Gold-Inc. and subsidiaries for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Scott's Liquid Gold-Inc. and subsidiaries for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Denver, Colorado April 3, 2003

Consolidated Statements of Operations

	Year ended December 31,
	2004	2003	2002
Net sales	$22,647,200	$24,470,700	$24,959,000
Operating costs and expenses:
Cost of sales	12,907,200	12,868,500	13,354,800
Advertising	1,143,400	1,843,800	1,200,300
Selling	5,804,800	6,151,500	5,594,500
General and administrative	3,557,900	3,641,500	4,105,000

	23,413,300	24,505,300	24,254,600

Income (loss) from operations	(766,100)	(34,600)	704,400
Interest income	42,500	58,300	54,000
Interest expense	(177,800)	(213,300)	(261,100)
Other income	—	—	594,600

Income (loss) before income taxes	(901,400)	(189,600)	1,091,900
Income tax (expense)benefit (Note 5)	(1,700)	—	480,100

Net income (loss)	$(903,100)	$(189,600)	$1,572,000

Net income (loss) per common share (Note 7):
Basic	$(0.09)	$(0.02)	$.15

Diluted	$(0.09)	$(0.02)	$.15

Weighted average shares outstanding:
Basic	10,404,500	10,209,200	10,153,100

Diluted	10,404,500	10,209,200	10,153,100

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$3,354,600	$3,498,600
Investment securities	54,200	305,300
Trade receivables, net of allowance for doubtful accounts of $83,000 and $82,000, respectively	1,419,700	1,108,600
Other receivables	56,900	35,400
Inventories (Note 2)	2,940,300	3,122,600
Prepaid expenses	489,600	256,400
Deferred tax assets (Note 5)	456,000	525,000

Total current assets	8,771,300	8,851,900
Property, plant and equipment, net (Note 3)	14,349,600	14,909,300
Deferred tax assets (Note 5)	684,000	658,000
Other assets	22,600	33,400

	$23,827,500	$24,452,600

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Line of Credit (Note 4)	$790,000	$—
Accounts payable	1,795,700	1,256,900
Accrued payroll and benefits	1,050,500	1,106,300
Other accrued expenses	413,700	552,500
Current maturities of long-term debt (Note 4)	917,000	878,000

Total current liabilities	4,966,900	3,793,700
Long-term debt, net of current maturities (Note 4)	1,893,000	2,807,300
Deferred tax liabilities (Note 5)	1,140,000	1,183,000

	7,999,900	7,784,000
Commitments and contingencies (Notes 4, 6, 9 and 10)
Shareholders' equity (Note 6):
Common stock; $.10 par value, authorized 50,000,000 shares; issued and outstanding 10,471,000 shares (2004), and 10,356,000 shares (2003)	1,047,100	1,035,600
Capital in excess of par	4,979,200	4,927,200
Accumulated comprehensive income	4,200	5,600
Retained earnings	9,797,100	10,700,200

Shareholders' equity	15,827,600	16,668,600

	$23,827,500	$24,452,600

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)

	Common Stock
Years ended December 31, 2004, 2003, and 2002			Capital in Excess of Par	Accumulated Comprehensive Income (loss)	Retained Earnings	Comprehensive Income (loss)
	Shares	Amount
Balance, December 31, 2001	10,153,100	$1,015,300	$4,847,000	$8,200	$9,317,800
Unrealized gain on investment securities	—	—	—	200	—	$200
Net income	—	—	—	—	1,572,000	1,572,000

Balance, December 31, 2002	10,153,100	1,015,300	4,847,000	8,400	10,889,800
Total comprehensive income						$1,572,200

Stock issued to ESOP Plan	202,900	20,300	80,200	—	—
Unrealized loss on investment securities	—	—	—	(2,800)	—	$(2,800)
Net loss	—	—	—	—	(189,600)	(189,600)

Balance, December 31, 2003	10,356,000	1,035,600	4,927,200	5,600	10,700,200
Total comprehensive loss						$(192,400)

Stock issued to ESOP Plan	110,000	11,000	49,900	—	—
Stock issued for services	5,000	500	2,100	—	—
Unrealized loss on investment securities	—	—	—	(1,400)	—	$(1,400)
Net loss	—	—	—	—	(903,100)	(903,100)

Balance, December 31, 2004	10,471,000	$1,047,100	$4,979,200	$4,200	$9,797,100

Total comprehensive loss						$(904,500)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net income (loss)	$(903,100)	$(189,600)	$1,572,000
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	683,500	704,200	756,000
Stock issued for services	2,600	—	—
Stock issued to ESOP	60,900	100,500	—
Change in assets and liabilities:
Trade and other receivables, net	(332,600)	688,500	(767,600)
Inventories	182,300	(516,000)	1,590,200
Prepaid expenses and other assets	(233,200)	173,100	(308,400)
Accounts payable and accrued expenses	344,200	(662,000)	(970,000)

Total adjustments to net income (loss)	707,700	488,300	300,200

Net Cash Provided (Used) by Operating Activities	(195,400)	298,700	1,872,200

Cash Flows from Investing Activities:
Purchase of investment securities	—	(495,600)	(1,605,800)
Proceeds from sale or maturity of investment securities	250,000	1,760,500	2,102,000
Purchases of property, plant and equipment	(113,300)	(21,300)	(13,900)

Net Cash Provided by Investing Activities	136,700	1,243,600	482,300

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	950,000	—	—
Principal payments on short-term borrowings	(160,000)	—	—
Principal payments on long-term borrowings	(875,300)	(830,100)	(788,900)

Net Cash Used by Financing Activities	(85,300)	(830,100)	(788,900)

Net Increase (Decrease) in Cash and Cash Equivalents	(144,000)	712,200	1,565,600
Cash and Cash Equivalents, beginning of year	3,498,600	2,786,400	1,220,800

Cash and Cash Equivalents, end of year	$3,354,600	$3,498,600	$2,786,400

Supplemental disclosures:
Cash paid during the year for:
Interest	$178,700	$214,900	$261,900
Income taxes	$1,700	$400	$1,900

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

(e)   Investments in Marketable Securities

        The Company accounts for investments in marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities", which requires that the Company classify investments in marketable securities according to management's intended use of such investments. The Company invests its excess cash and has established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company considers all investments as available for use in its current operations, and therefore classifies them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, net of tax, reported as a separate component of shareholders' equity and comprehensive income (loss). The cost of the securities sold is based on the specific identification method. Investments in corporate and government securities as of December 31, 2004 are scheduled to mature within one year.

(f)    Inventories

        Inventories consist of raw materials and finished goods and are stated at the lower of cost (first-in, first out method) or market The Company records a reserve for slow moving and obsolete products and raw materials.

        Amounts are discussed in Note 2.

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

        The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. The fair value of investments in marketable securities is based upon quoted market value. The Company's long-term debt bears interest at a variable rate, the lender's base rate, which approximates the prime rate. The carrying value of long-term debt approximates fair value as of December 31, 2004 and 2003.

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

(k)   Revenue Recognition

        Revenue is recognized upon delivery of products to customers, which is when title passes. Reserves for estimated market development support, pricing allowances and returns are provided in the period of sale as a reduction of revenue. Reserves for returns and allowances are recorded as a reduction of revenue, and are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. At December 31, 2004 and December 31, 2003, approximately $862,600 and $873,400, respectively, had been reserved as a reduction of accounts receivable, and approximately $90,000 and $175,000, respectively, had been reserved as current liabilities. Co-op advertising, marketing funds, slotting fees and coupons are deducted from gross sales, and totaled $2,074,700 and $1,916,600, and $2,860,900 in 2004, 2003, and 2002, respectively.

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

        The Company granted no options for shares of the Company's common stock during the fourth quarter of 2004, 5,000 options for shares of the Company's common stock during the third quarter of 2004 with an exercise price equal to $0.53 and 35,000 options for shares of the Company's common stock were granted in the first quarter of 2004 with an exercise price of $0.76.

        Had compensation cost been recorded based on the fair value of the options granted, the Company's pro-forma net income (loss) and net income (loss) per share for the years ended December 31, 2004, 2003, and 2002 would have been as follows:

	2004		2003		2002
	As Reported	Pro Forma	As Reported	Pro-Forma	As Reported	Pro Forma
Net income (loss)	$(903,100)	$(920,500)	$(189,600)	$(393,300)	$1,572,000	$1,454,700
Basic earnings (loss) per share	$(0.09)	$(0.09)	$(0.02)	$(0.04)	$0.15	$0.14
Diluted earnings (loss) per share	$(0.09)	$(0.09)	$(0.02)	$(0.04)	$0.15	$0.14

(n)   Comprehensive Income

        The Company follows SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income includes all changes in equity during a period from non-owner sources.

(o)   Shipping and Handling Costs

        The Company classifies amounts billed to a customer in a sale transaction related to shipping and handling as revenue and classifies shipping and handling costs as a component of selling expense on the accompanying Consolidated Statement of Operations. Shipping and handling costs totaled $1,544,100, $1,503,000, and $1,239,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

(p)   Recently Issued Accounting Pronouncements

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, (revised 2004) "Share-Based Payment" ("SFAS 123(R)"). This statement is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as amended ("SFAS 123"), and requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). SFAS 123(R) covers various share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123(R) eliminates the ability to use the intrinsic value method of accounting for share options, as provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123(R) is effective as of the beginning of the first interim period that begins after June 15, 2005, with early adoption encouraged. The Company is currently evaluating the statement's transition methods and does not expect this statement to have an effect materially different than that of the pro forma SFAS 123 disclosures provided in Note 1 to the Company's Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153"). This Statement amends APB Opinion No. 29 to permit the exchange of nonmonetary assets to be recorded on a carry over basis when the nonmonetary assets do not have commercial substance. This is an exception to the basic measurement principal of measuring a nonmonetary asset exchange at fair value. A nonmonetary asset exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. If the Company enters into significant nonmonetary asset exchanges in the future, SFAS 153 could have a material effect on its consolidated financial position, results of operations or cash flows.

        In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46R"). FIN 46R requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. FIN 46R also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. The provisions of FIN 46R are required for companies that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. The provisions of FIN 46R are required to be applied for periods ending after March 15, 2004 for all other types of entities. The Company was required to perform this assessment at December 31, 2004, and consolidate any variable interest entries for which it would absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. The Company does not have any variable interest entities as of December 31, 2004, therefore this assessment had no impact on the Company's consolidated financial statements.

Note 2:    Inventories

        Inventories consisting of materials, labor and overhead at December 31 were comprised of the following:

	2004	2003
Finished goods	$2,256,100	$2,413,700
Raw Materials	993,200	1,072,900
Inventory valuation in reserve	(309,000)	(364,000)

	$2,940,300	$3,122,600

        The reduction of the inventory reserves was the result of the disposal of products and materials previously reserved.

Note 3:    Property, Plant and Equipment

        Property, plant and equipment at December 31 were comprised of the following:

	2004	2003
Land	$1,091,500	$1,091,500
Buildings	16,283,000	16,257,300
Production equipment	7,530,000	7,502,800
Office furniture and equipment	1,920,000	1,880,100
Other	182,000	182,000

	27,006,500	26,913,700
Less accumulated depreciation	12,656,900	12,004,400

	$14,349,600	$14,909,300

        Depreciation expense for the years ended December 31, 2004, 2003, and 2002 was $673,000, $693,400, and $721,500, respectively.

Note 4:    Debt

        The Company has a term loan agreement in the original amount of $6.0 million with a commercial bank. The loan agreement with the Company's bank contains affirmative and negative covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1 and limits the payment of dividends on common stock. The covenants were met at the end of each quarter during 2004, 2003 and 2002 and at December 31, 2004 and 2003.

        Long-term debt at December 31 is presented below:

	2004	2003
First mortgage loan, secured by land and buildings, due November 20, 2007, principal and interest of $86,200 payable monthly, interest at bank base rate (5.75% at December 31, 2004), adjusted annually	$2,810,000	$3,685,300
Less current maturities	917,000	878,000

Long-term debt	$1,893,000	$2,807,300

        Maturities of long-term debt for the years 2005 through 2007 are respectively: $917,000; $965,000; and $928,000.

        On August 10, 2004 the Company obtained a $1,500,000 line of credit from a bank to finance additional inventory and accounts receivable. The line of credit bears interest at a rate of .5% over the bank's base rate (5.75% at December 31, 2004) and matures on August 10, 2005. The line of credit is secured by inventory and accounts receivable. The covenants are the same as the bank loan described above. At December 31, 2004, the outstanding amount under this line of credit was $790,000; and as of the date of this Report, the Company had $660,000 outstanding under this line of credit.

        The average interest rate on the above debt as of December 31, 2004 was 5.19%.

Note 5:    Income Taxes

        The benefit for income tax for the years ended December 31 is as follows:

	2004	2003	2002
Current provision (benefit):
Federal	$—	$—	$(483,000)
State	1,700	—	2,900

Total current provision (benefit)	1,700	—	(480,100)

Deferred provision (benefit):
Federal	(258,900)	(24,100)	783,900
State	(23,600)	(2,200)	70,500
Valuation allowance	282,500	26,300	(854,400)

Total deferred provision (benefit)	—	—	—

Provision (benefit):
Federal	—	—	(483,000)
State	1,700	—	2,900

Total provision (benefit)	$1,700	$—	$(480,100)

        Income tax expense (benefit) at the statutory tax rate is reconciled to the overall income tax expense (benefit) as follows:

	2004	2003	2002
Federal income tax at statutory rates	$(307,000)	$(64,500)	$371,200
State income taxes, net of federal tax effect	(27,600)	(5,800)	41,900
Other	53,800	44,000	(38,800)

Total	(280,800)	(26,300)	374,300
Change in valuation allowance	282,500	26,300	(854,400)

Effective tax	$1,700	$—	$(480,100)

        Deferred taxes are determined based on estimated future tax effects of differences between the amounts reflected in the financial statements and the tax basis of assets and liabilities given the provisions of enacted tax laws. The net deferred tax assets and liabilities as of December 31, 2004 and 2003 are comprised of the following:

	2004	2003
Deferred tax assets:
Trade receivables	$30,800	$30,400
Inventories	103,400	133,800
Accrued insurance	21,700	18,300
Accrued vacation	262,400	252,300
Accrued payroll	27,100	78,000
Net operating loss carryforwards	1,187,900	879,400
Other	10,600	12,200
Valuation allowance	(503,900)	(221,400)

Total deferred tax assets	1,140,000	1,183,000
Less current portion	456,000	525,000

Net non-current deferred tax assets	$684,000	$658,000

Deferred tax liability:
Accelerated depreciation for tax purposes	$(1,140,000)	$(1,183,000)

Net noncurrent deferred tax liability	$(1,140,000)	$(1,183,000)

        At December 31, 2004, the Company had federal net operating loss carryforwards of approximately $2,619,000, which expire over a period ending in 2024, and federal tax credit carryforwards related to research and development efforts of approximately $145,000. The Company has state net operating losses of approximately $9,500,000 expiring over a period ending in 2024.

        Prior to 2002, the Company established a valuation allowance due mainly to the uncertainty relating to the realization of the Company's net operating loss carryforwards. Tax law changes in 2002 permitted the Company to carryback its 2001 tax loss to 1997 and recover $483,000 in previously paid federal income taxes. This change in the tax law, along with taxable income in 2002 resulted in the utilization of operating losses from both 2001 and 2000. As a result of the utilization of net operating loss carryforwards, the Company reduced the valuation allowance by $854,400 during the year ended December 31, 2002. The Company further increased the valuation allowance by $282,100 and $26,300 for 2004 and 2003, respectively, primarily related to uncertainty as to realization of its operating losses for these years. The amount of the deferred tax assets considered realizable could be adjusted in the future based upon changes in circumstances that result in a change in management's assessment of the Company's ability to realize those deferred tax assets through the generation of taxable income or other tax events.

        A reconciliation of the Company's income (loss) before taxes for financial statement purposes to taxable income (loss) is as follows:

	Year Ended December 31,
	2004	2003	2002
Income (loss) before income taxes	$(901,400)	$(189,600)	$1,091,900
Differences between income (loss) before income taxes and taxable income (loss):
Permanent differences	20,000	12,000	10,600
Net changes in temporary differences	(53,200)	(105,600)	(320,500)

Federal taxable income (loss)	$(934,600)	$(283,200)	$782,000

Note 6:    Shareholders' Equity

        In 1993, a non-qualified stock option plan was adopted for the outside directors and in 1997, an incentive stock option plan was adopted for Company employees. The 1993 plan expired in January of 2003, and accordingly no shares are available for option under that plan. In 1998, a stock option plan for Company employees, officers and directors was adopted. All of the plans permitted the Company to grant options up to an aggregate of 1,800,000 shares of common stock. Options are granted at not less than fair market value of the stock on the date of grant and are exercisable for up to ten years from the grant date. All options granted to employees are fully vested on the date of grant.

	1993 Plan		1997 Plan		1998 Plan
	Number of Shares	Average Option Price Per Share	Number of Shares	Average Option Price Per Share	Number of Shares	Average Option Price Per Share
Maximum number of shares under the plans	400,000		300,000		1,100,000

Outstanding, December 31, 2001	181,700	$1.55	232,200	$1.64	625,800	$0.96
Granted in 2002	100,000	0.57	50,000	0.50	50,000	0.57
Exercised	—	—	—	—	—	—
Cancelled/Expired	(106,700)	1.66	(15,000)	1.59	(161,000)	1.11

Outstanding, December 31, 2002	175,000	0.92	267,200	1.43	514,800	0.87
Granted in 2003	—	—	—	—	569,000	0.58
Exercised	—	—	—	—	—	—
Cancelled/Expired	(45,000)	1.69	(215,200)	1.63	(126,500)	1.10

Outstanding, December 31, 2003	130,000	0.65	52,000	0.61	957,300	0.67
Granted in 2004	—	—	10,000	0.65	30,000	0.76
Exercised	—	—	—	—	—	—
Cancelled/Expired	—	—	(2,000)	0.97	(61,800)	1.30

Outstanding, December 31, 2004	130,000	$0.65	60,000	$0.60	925,500	$0.63

Available for issuance, December 31, 2004			240,000		174,500

        A summary of additional information related to the options outstanding as of December 31, 2004 is as follows:

	Options Outstanding and Exercisable
		Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Price
$0.46 - $0.97	1,115,500	2.4 years	$0.63

Total	1,115,500	2.4 years	$0.63

        The weighted average fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions at December 31:

	2004	2003	2002
Dividend rate	$—	$—	$—
Expected volatility	169%	169%	172%
Risk-free interest rate	3.04%	3.04%	3.06%
Expected life	4.5 years	4.5 years	4.5 years

        Using these assumptions, the fair value of the stock options granted in 2004, 2003, and 2002 were estimated to be approximately $17,400, $203,700, and $117,300, respectively, net of income taxes.

        The Company has an Employee Stock Ownership Plan ("Plan") to provide retirement benefits for its employees. The Plan is designed to invest primarily in the Company's common stock and is non-contributory on the part of the Company's employees. Contributions to the Plan are discretionary as determined by the Company's Board of Directors. The Company expenses the cost of contributions to the Plan which amounted to $60,900 (110,000 shares),$100,500 (202,900 shares), and $27,700 (50,000 shares), in 2004, 2003 and 2002, respectively. In 2004 and 2003 the shares contributed were issued from authorized but unissued shares, in 2002 all shares contributed were purchased on the open market.

Note 7:    Earnings per Share

        The Company presents basic and diluted earnings or loss per share in accordance with SFAS No. 128 "Earnings per Share" which establishes standards for computing and presenting basic and diluted earnings per share. Per share data is determined by using the weighted average number of common shares outstanding. Common equivalent shares are considered only for diluted earnings per share, unless considered anti-dilutive (as in the years 2004 and 2003). Common equivalent shares, determined using the treasury stock method, result from stock options with exercise prices that are below the average market price of the common stock. A reconciliation of the weighted average number of common shares outstanding is as follows:

	2004	2003	2002
Common shares outstanding, beginning of the year	10,356,000	10,153,100	10,153,100
Common stock issued	5,000	202,900	—
Stock issued to ESOP	110,000	—	—
Stock options exercised	—	—	—

Common shares outstanding, end of year	10,471,000	10,356,000	10,153,100

Weighted average number of common shares outstanding	10,404,500	10,209,200	10,153,100
Common share equivalents	—	—	—

Diluted weighted average number of common shares outstanding	10,404,500	10,209,200	10,153,100

        The Company has authorized 20,000,000 shares of preferred stock issuable in one or more series, none of which is issued or outstanding as of December 31, 2004.

        At December 31, 2004, the Company had 1,115,500 stock options outstanding which have been excluded from diluted common shares outstanding due to their antidilutive effect.

Note 8:    Segment Information

        The Company operates in two different segments: household products and skin care products. The Company's products are sold nationally and internationally (primarily Canada), directly and through independent brokers, to mass merchandisers, drug stores, supermarkets, wholesale distributors and other retail outlets. Management has chosen to organize the Company around these segments based on differences in the products sold. The household products segment includes "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent," a room air freshener. The skin care segment includes "Alpha Hydrox," alpha hydroxy acid cleansers and lotions, a retinol product, and "Diabetic Skin Care", a healing cream and moisturizer developed to address skin conditions of diabetics, and beauty care sachets of Montagne Jeunesse distributed by the Company.

        The Company's accounting policies for its segments are the same as those described in Note 1, "Summary of Significant Accounting Policies." Management evaluates segment performance based on segment income or loss before profit sharing, bonuses, income taxes and nonrecurring gains and losses. The following provides information on the Company's segments as of and for the years ended December 31:

	2004		2003		2002
	Household Products	Skin Care Products	Household Products	Skin Care Products	Household Products	Skin Care Products
Net sales to external customers	$9,342,800	$13,304,400	$9,015,900	$15,454,800	$10,154,600	$14,804,400
Income (loss) before profit sharing, bonuses and income taxes	$(673,000)	$(228,400)	$(106,900)	$(82,700)	$1,207,000	$(100,600)
Identifiable assets	$3,733,200	$6,402,200	$3,640,100	$6,416,100	$3,907,300	$6,681,200

        The following is a reconciliation of segment information to consolidated information:

	2004	2003	2002
Net sales to external customers	$22,647,200	$24,470,700	$24,959,000

Income (loss) before profit sharing, bonuses and income taxes	$(901,400)	$(189,600)	$1,106,400

Consolidated income (loss) before income taxes	$(901,400)	$(189,600)	$1,091,900

Identifiable assets	$10,135,400	$10,056,200	$10,588,500
Corporate assets	13,692,100	14,396,400	15,490,700

Consolidated total assets	$23,827,500	$24,452,600	$26,079,200

        The Company attributes net sales to different geographic areas based on the location of the customer. All of the Company's long-lived assets are located in the United States. For the year ended December 31, revenues for each geographical area are as follows:

	2004	2003	2002
United States	$22,475,900	$24,214,100	$24,694,400
Foreign countries	171,300	256,600	264,600

Total net sales	$22,647,200	$24,470,700	$24,959,000

        In 2004, 2003 and 2002, one customer accounted for approximately $8,200,000, $9,100,000, and $9,400,000, respectively, of consolidated net sales. Both segments sell to this customer. This customer is not related to the Company. A loss of this customer could have a material effect on the Company because it is uncertain whether the Company's consumer base served by this customer would purchase the Company's products at other retail outlets. The outstanding trade receivable from this same customer accounted for 40.1% and 29.2% of total trade receivables at December 31, 2004 and 2003, respectively. Another customer accounted for approximately $3,000,000 of consolidated net sales in both 2004 and 2003; and, the outstanding trade receivables from this customer accounted for 10.0% and 6.0% of total trade receivables at December 31, 2004 and 2003, respectively. No long-term contracts exist between the Company and these customers or any other customer.

Note 9:    Retirement Plans

        The Company has a 401(k) Profit Sharing Plan ("401(k) Plan") covering its full-time employees who have completed four months of service as defined in the 401(k) Plan, and are age 18 or older. Participants may defer from 1 to 75% of their compensation up to the maximum limit determined by law. The Company may make discretionary "matching" contributions up to a maximum of 6% of each participant's compensation, but only for those employees earning no more than $35,000 annually. Additionally, the Company can make discretionary "profit sharing" contributions to eligible employees. Participants are always fully vested in their contributions, matching contributions and allocated earnings thereon. Vesting in the Company's profit sharing contribution is based on years of service, with a participant fully vested after five years. Company matching contributions totaled $12,000, $6,600, and $9,600, in 2004, 2003, and 2002, respectively. The Company has made no discretionary profit sharing contributions in 2004, 2003 or 2002.

Note 10:    Commitments and Contingencies

        The Company has entered into various operating lease agreements, primarily for office equipment. Annual rental expense under these leases totaled $85,400, $110,600, and $97,800 in 2004, 2003 and 2002, respectively. Minimum annual rental payments under noncancellable operating leases are approximately $72,000, $33,000, $20,000, and $10,000 for the years ending December 31, 2005, 2006, 2007, and 2008, respectively.

Note 11.    Transactions with Related Parties

        In 2001, the Company commenced purchases of the skin care sachets from Montagne Jeunesse under a distributorship agreement covering the United States. Montagne Jeunesse is the sole supplier of that product. Sales of these products represent a significant source of the Company's revenues. The term of this distributorship agreement is five years with automatic rolling one-year renewals, subject to the rights of either party to terminate upon three months' notice or if certain minimum sales are not met or certain other events occur. For the years 2004 and 2003, this minimum sales requirement was waived, with no conditions. The principal and controlling owner of Montagne Jeunesse is the managing director and sole owner of Atchinson Investments, Ltd., which owned, to the knowledge of the Company, at December 31, 2004, approximately five percent of the Company's outstanding common stock.

        The Company adopted a bonus plan for its executive officers for 2004. The plan provided that an amount would be distributed to the Company's executive officers equal to 10% of the annual before tax profit exceeding $1,000,000, excluding items that are infrequent, unusual, or extraordinary. In 2002, although before tax profit exceeded $1,000,000 no executive bonuses were paid under substantially the same plan because of the exclusions mentioned above, and in 2004 and 2003, no bonuses were accrued or paid due to net losses. The Company has adopted substantially the same plan for its executive officers in 2005.

Note 12.    Valuation and Qualifying Accounts (in thousands)

	Balance at beginning of year	Additions charged to expense	Deductions	Balance at end of year
Year ended December 31, 2002:
Returns and allowances, market development support and doubtful accounts reserve	$1,760,200	5,051,300	5,387,200	$1,424,300
Inventory valuation reserve	$750,000	382,800	732,800	400,000
Year ended December 31, 2003:
Returns and allowances, market development support and doubtful accounts reserve	$1,424,300	3,621,300	4,090,200	$955,400
Inventory valuation reserve	$400,000	17,000	53,000	$364,000
Year ended December 31, 2004:
Returns and allowances, market development support and doubtful accounts reserve	$955,400	3,251,300	3,261,100	$945,600
Inventory valuation reserve	$364,000	22,700	77,700	$309,000

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        As of December 31, 2004, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms as of December 31, 2004. There was no change in our internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Item 11.    Executive Compensation.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.    Certain Relationships and Related Transactions.

Item 14.    Principal Accountant Fees and Services.

        For Part III, the information set forth in the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held in May, 2005, hereby is incorporated by reference into this Report.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

Financial Statements:
Consolidated Statements of Operations— Years ended December 31, 2004, 2003 and 2002
Consolidated Balance Sheets— At December 31, 2004 and 2003
Consolidated Statements of Cash Flows— Years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Shareholders' Equity Years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Financial Statement Schedules:
None.

  (c)
  Exhibits:

Exhibit Number		Document
3.1
Restated Articles of Incorporation, as amended and restated through May 1, 1996, incorporated by reference to Exhibit 3.1 of the Company's Annual Report on From 10-K for the year ended December 31, 2001.
3.2		Bylaws, as amended through February 27, 1996.
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
4.2		Business Loan Agreement, incorporated by reference to Exhibit 10.0 of the Company's Quarterly report on Form 10-Q for the quarter ended June 30, 2004.
10.1	*	Scott's Liquid Gold-Inc. Health and Accident Plan, Plan Document and Summary Plan Description Amended and Restated Effective October 1, 2003.
10.2		Scott's Liquid Gold & Affiliated Companies Employee Benefit Health And Welfare Plan Amendment #1-2004.
10.3	*	Amended Key Executive Disability Plan—Scott's Liquid Gold-Inc. incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.
10.4	*	2005 Key Executive Bonus Plan.
10.5	*
Indemnification Agreement dated May 6, 1987, between the Registrant and Mark E. Goldstein, incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement dated December 23, 1991, between the Registrant and Dennis H. Field, incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002; Amendment to Indemnification Agreement dated January 17, 1992, between the Registrant and Dennis H. Field, incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated July 12, 2000, between the Company and Jeffrey R. Hinkle, incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated August 16, 2000, between the Company and Carl A. Bellini, incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated November 2, 2000, between the Company and Jeffry B. Johnson, incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated November 20, 2002 between the Company and Dennis P. Passantino, incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002; and, an Indemnification Agreement, dated January 26, 2004 between the Company and Gerald J. Laber, incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

10.6
Sales Distribution Rights Agreement dated December 1, 2000 between Montagne Jeunesse, a trading division of Medical Express (UK) Ltd., and the Company, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001; Amendment dated August 15, 2001 between Montagne Jeunesse, a trading division of Medical Express (UK) Ltd., and the Company, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001; Amendment dated October 21, 2002 between Montagne Jeunesse, a trading division of Medical Express (UK) Ltd., and the Company, incorporated by reference to Exhibit 10.5 of the Company's 2002 Annual Report on form 10-K for the year ended December 31, 2002; Amendment dated November 24, 2003 between Montagne Jeunesse, a trading division of Medical Express (UK) Ltd., and the Company, incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003; and Amendment dated January 27, 2005 between Montagne Jeunesse, a trading division of Medical Express (UK) Ltd., and the Company.
10.7	*
Scott's Liquid Gold-Inc. Employee Stock Ownership Plan and Trust Agreement, Amended and Restated Effective January 1, 2001, incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001; and Second Amendment to Scott's Liquid Gold-Inc. Employee Stock Ownership Plan, effective as of January 1, 2003, incorporated by reference to Exhibit 10.6 of the Company's annual Report on Form 10-K for the year ended December 31, 2003.
10.8	*
Scott's Liquid Gold-Inc. 1993 Stock Option Plan for Outside Directors, incorporated by reference to Exhibit 4.7 of the Company's Registration Statement No. 33-63254 on Form S-8, filed with the Commission on May 25, 1993.
10.9	*	Scott's Liquid Gold-Inc. 1998 Stock Option Plan, incorporated by reference to Exhibit 4.3 of the Company's Registration Statement No. 333-51710, filed with the Commission on December 12, 2000.
21		List of Subsidiaries.
23		Consent of Ehrhardt, Keefe, Steiner & Hottman PC.
23.1		Consent of KPMG LLP.
24		Powers of Attorney.
31.1		Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2		Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1		Section 1350 Certification.

*
Management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOTT'S LIQUID GOLD-INC., a Colorado corporation
By:	/s/ MARK E. GOLDSTEIN Mark E. Goldstein, President and Chief Executive Officer Principal Executive Officer
By:	/s/ JEFFRY B. JOHNSON Jeffry B. Johnson, Treasurer and Chief Financial Officer Principal Financial Officer
By:	/s/ BRIAN L. BOBERICK, CONTROLLER Brian L. Boberick, Controller
Date:	March 16, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

Date	Name and Title		Signature
March 16, 2005	Mark E. Goldstein, Director	) )
)
March 16, 2005	Jeffrey R. Hinkle, Director	) )	/s/ JEFFRY B. JOHNSON
)
March 16, 2005	Jeffry B. Johnson, Director	) ) )	Jeffry B. Johnson, for himself and as Attorney-in-Fact for the named directors who together constitute of all of the members
)
March 16, 2005	Dennis P. Passantino, Director	) )
)
March 16, 2005	Carl A. Bellini, Director	) )
)
March 16, 2005	Dennis H. Field, Director	) )
)
March 16, 2005	Gerald J. Laber, Director	) )

EXHIBIT INDEX

Exhibit Number		Document
3.1
Restated Articles of Incorporation, as amended and restated through May 1, 1996, incorporated by reference to Exhibit 3.1 of the Company's Annual Report on From 10-K for the year ended December 31, 2001.
3.2		Bylaws, as amended through February 27, 1996.
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
4.2		Business Loan Agreement, incorporated by reference to Exhibit 10.0 of the Company's Quarterly report on Form 10-Q for the quarter ended June 30, 2004.
10.1	*	Scott's Liquid Gold-Inc. Health and Accident Plan, Plan Document and Summary Plan Description Amended and Restated Effective October 1, 2003.
10.2		Scott's Liquid Gold & Affiliated Companies Employee Benefit Health And Welfare Plan Amendment #1-2004.
10.3	*	Amended Key Executive Disability Plan—Scott's Liquid Gold-Inc. incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.
10.4	*	2005 Key Executive Bonus Plan.
10.5	*
Indemnification Agreement dated May 6, 1987, between the Registrant and Mark E. Goldstein, incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement dated December 23, 1991, between the Registrant and Dennis H. Field, incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002; Amendment to Indemnification Agreement dated January 17, 1992, between the Registrant and Dennis H. Field, incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated July 12, 2000, between the Company and Jeffrey R. Hinkle, incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated August 16, 2000, between the Company and Carl A. Bellini, incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated November 2, 2000, between the Company and Jeffry B. Johnson, incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated November 20, 2002 between the Company and Dennis P. Passantino, incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002; and, an Indemnification Agreement, dated January 26, 2004 between the Company and Gerald J. Laber, incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 21, 2003.

10.6
Sales Distribution Rights Agreement dated December 1, 2000 between Montagne Jeunesse, a trading division of Medical Express (UK) Ltd., and the Company, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001; Amendment dated August 15, 2001 between Montagne Jeunesse, a trading division of Medical Express (UK) Ltd., and the Company, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001; Amendment dated October 21, 2002 between Montagne Jeunesse, a trading division of Medical Express (UK) Ltd., and the Company, incorporated by reference to Exhibit 10.5 of the Company's 2002 Annual Report on form 10-K for the year ended December 31, 2002; and Amendment dated November 24, 2003 between Montagne Jeunesse, a trading division of Medical Express (UK) Ltd., and the Company, incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003; and Amendment dated January 27, 2005 between Montagne Jeunesse, a trading division of Medical Express (UK) Ltd., and the Company.
10.7	*
Scott's Liquid Gold-Inc. Employee Stock Ownership Plan and Trust Agreement, Amended and Restated Effective January 1, 2001, incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001; and Second Amendment to Scott's Liquid Gold-Inc. Employee Stock Ownership Plan, effective as of January 1, 2003, incorporated by reference to Exhibit 10.6 of the Company's annual Report on Form 10-K for the year ended December 31, 2003.
10.8	*
Scott's Liquid Gold-Inc. 1993 Stock Option Plan for Outside Directors, incorporated by reference to Exhibit 4.7 of the Company's Registration Statement No. 33-63254 on Form S-8, filed with the Commission on May 25, 1993.
10.9	*	Scott's Liquid Gold-Inc. 1998 Stock Option Plan, incorporated by reference to Exhibit 4.3 of the Company's Registration Statement No. 333-51710, filed with the Commission on December 12, 2000.
21		List of Subsidiaries.
23		Consent of Ehrhardt, Keefe, Steiner & Hottman PC.
23.1		Consent of KPMG LLP.
24		Powers of Attorney.
31.1		Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2		Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1		Section 1350 Certification.

*
Management contract or compensatory plan or arrangement