Form 10-K/A
period 2004-12-31
SCOTTS LIQUID GOLD INC
filed 2005-03-24
CIK 88000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1


[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended December 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934
	For the transition period from _____________ to ______________

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

	Scott's Liquid Gold-Inc. is filing this Amendment No. 1 to its Form 10-K Report for the year ended December 31, 2004 in order to file a revised Exhibit 23.1, which is a Consent of KPMG LLP.

Item 15.    Exhibits and Financial Statement Schedules.

(c)	Exhibits:

Exhibit
Number   Document
23.1     Consent of KPMG LLP.
31.3     Rule 13a-14(a) Certification of the Chief Executive Officer.
31.4     Rule 13a-14(a) Certification of the Chief Financial Officer.
32.2     Section 1350 Certification.



SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOTT'S LIQUID GOLD-INC.,
a Colorado corporation


By:	/s/ Mark E. Goldstein
	Mark E. Goldstein, President and Chief
	Executive Officer
	Principal Executive Officer


By:	/s/Jeffry B. Johnson
	Jeffry B. Johnson, Treasurer and
	Chief Financial Officer
	Principal Financial Officer


By:	/s/ Brian L. Boberick, Controller
	Brian L. Boberick, Controller


Date:	March 24, 2005

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

Date            Name and Title          Signature

March 24, 2005  Mark E. Goldstein,   )
                          Director   )
                                     )
March 24, 2005  Jeffrey R. Hinkle,   )
                          Director   )  /s/ Jeffry B. Johnson
                                     )
March 24, 2005  Jeffry B. Johnson,   )  Jeffry B. Johnson, for
                          Director   )  himself and as Attorney-in-
                                     )  Fact for the named directors
March 24, 2005  Dennis P. Passantino,)  who together constitute of
                          Director   )  all of the members
March 24, 2005     Carl A. Bellini,  )
                          Director   )
                                     )
March 24, 2005     Dennis H. Field,  )
                          Director   )
                                     )
March 24, 2005  Gerald J. Laber,     )
                          Director   )
                                     )


                                                EXHIBIT 23.1


Consent of Independent Registered Public Accounting Firm
The Board of Directors
Scott's Liquid Gold-Inc.:

We consent to the incorporation by reference in the registration statements (Nos. 33-63254, 333-48213, 333-67141, and 333-51710)
on Form S-8 of Scott's Liquid Gold-Inc. and subsidiaries of our report dated April 3, 2003, with respect to the consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows of Scott's Liquid Gold-Inc. and subsidiaries, for the year ended December 31, 2002, which report appears in the December 31, 2004, annual report on Form 10-K of Scott's Liquid Gold-Inc. and subsidiaries.

/s/ KPMG LLP
Denver, Colorado
March 23, 2005


                                                    EXHIBIT 31.3

CERTIFICATION

I, Mark E. Goldstein, certify that:

1. I have reviewed this 10-K/A Report of Scott's Liquid Gold-Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

b)	Evaluated the effectiveness of the registrant's disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the
design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated:  March 24, 2005

/s/  MARK E. GOLDSTEIN
Mark E. Goldstein
President, Chief Executive Officer and
Chairman of the Board
Principal Executive Officer

                                                      EXHIBIT 31.4

CERTIFICATION
I, Jeffry B. Johnson, certify that:

1.	I have reviewed this 10-K/A Report of Scott's Liquid Gold-Inc.;

2.	Based on my knowledge, this report does not contain any
untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

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

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer(s) and I have
disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the
design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated:  March 24, 2005

/s/  JEFFRY B. JOHNSON
Jeffry B. Johnson
Treasurer and Chief Financial Officer
Principal Financial Officer


                                                      EXHIBIT 32.2

CERTIFICATION OF 10-K REPORT
OF
SCOTT'S LIQUID GOLD-INC.

FOR THE YEAR ENDED DECEMBER 31, 2004

1.	The undersigned are the Chief Executive Officer and the
Chief Financial Officer of Scott's Liquid Gold-Inc. ("Scott's Liquid Gold"). This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies the 10-K/A Report of Scott's Liquid Gold for the year ended
December 31, 2004.

2.	We certify that such 10-K/A Report fully complies with the
requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-K/A Report fairly presents, in all material respects, the financial condition and results of operations of Scott's Liquid Gold.

This Certification is executed as of March 24, 2005.


/s/ Mark E. Goldstein
Mark E. Goldstein
President, Chief Executive Officer and
Chairman of the Board

/s/ Jeffry B. Johnson
Jeffry B. Johnson
Treasurer and Chief Financial Officer