Form 10-Q
period 2005-03-31
SCOTTS LIQUID GOLD INC
filed 2005-05-12
CIK 88000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
March 31, 2005


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


	As of April 30, 2005, the Registrant had 10,471,000 of its $0.10 par value common stock outstanding.










PART I	FINANCIAL INFORMATION

Item 1.		Financial Statements

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

                                          Three Months Ended
                                               March 31,
                                          2005          2004
                                       -----------   -----------
Net sales                              $ 5,522,500   $ 5,209,000
                                       -----------   -----------
Operating costs and expenses:
   Cost Of Sales                         3,107,500     2,750,600
   Advertising                             276,500       463,700
   Selling                               1,475,300     1,323,900
   General and administrative            1,022,800       986,500
                                       -----------   -----------
                                         5,882,100     5,524,700
                                       -----------   -----------

Loss from operations                      (359,600)     (315,700)
Interest income                             12,700        10,700
Interest expense                           (48,000)      (45,800)
                                       -----------   -----------
                                          (394,900)     (350,800)
Income tax expense (benefit)                  -             -
                                       -----------   -----------
Net loss                               $  (394,900)  $  (350,800)
                                       ===========   ===========

Net loss per common share (Note 2):
   Basic                               $     (0.04)  $     (0.03)
                                       ===========   ===========
   Diluted                             $     (0.04)  $     (0.03)
                                       ===========   ===========

Weighted average shares outstanding:
   Basic                                10,471,000    10,356,000
                                       ===========   ===========
   Diluted                              10,471,000    10,356,000
                                       ===========   ===========

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Balance Sheets

                                             March 31,     December 31,
                                               2005           2004
                                           ------------   -------------
                                            (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents               $ 2,006,000    $ 3,354,600
   Investment securities                       301,800         54,200
   Trade receivables, net of allowance
    for doubtful accounts of $109,200
    and $83,000, respectively                1,040,500      1,419,700
   Other receivables                            49,900         56,900
   Inventories                               4,710,800      2,940,300
   Prepaid expenses                            498,500        489,600
   Deferred tax assets                         306,500        339,400
                                           -----------    -----------
      Total current assets                   8,914,000      8,654,700

Property, plant and equipment, net          14,174,900     14,349,600
Other assets                                    19,900         22,600
                                           -----------    -----------
   TOTAL ASSETS                            $23,108,800    $23,026,900
                                           ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current  liabilities:
   Line of Credit                          $   660,000    $   790,000
   Accounts payable                          2,647,200      1,795,700
   Accrued payroll and benefits              1,036,100      1,050,500
   Other accrued expenses                      443,200        413,700
   Current maturities of
    long-term debt                             929,000        917,000
                                            ----------    -----------
      Total current liabilities              5,715,500      4,966,900

Long-term debt, net of current maturities    1,655,600      1,893,000
Deferred tax liabilities                       306,500        339,400
                                           -----------    -----------
      Total liabilities                      7,677,600      7,199,300
                                           -----------    -----------

Commitments and contingencies
Shareholders' equity:
   Common stock; $.10 par value, authorized
     50,000,000 shares; issued and
     outstanding 10,471,000 shares           1,047,100      1,047,100
   Capital in excess of par                  4,979,200      4,979,200
   Accumulated comprehensive income              2,700          4,200
   Retained earnings                         9,402,200      9,797,100
                                           -----------    -----------
      Shareholders' equity                  15,431,200     15,827,600
                                           -----------    -----------

   TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                   $23,108,800    $23,026,900
                                           ===========    ===========

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                             ---------------------------
                                                  2005           2004
                                             -----------     -----------
Cash flows from operating activities:
Net loss                                     $  (394,900)    $  (350,800)
                                             -----------     -----------
  Adjustments to reconcile net loss
    to net cash provided (used) by
    operating activities:
      Depreciation and amortization              185,800         184,500
      Changes in assets and liabilities:
         Trade and other receivables, net        386,200        (538,100)
         Inventories                          (1,770,500)       (603,800)
         Prepaid expenses and other assets       (13,000)       (115,500)
         Accounts payable and accrued expenses   866,600         949,700
                                             -----------     -----------
         Total adjustments to net loss          (344,900)       (123,200)
                                             -----------     -----------
           Net Cash Used by
            Operating Activities                (739,800)       (474,000)
                                             -----------     -----------

Cash flows from investing activities:
    Purchase of investment securities           (248,400)           -
    Purchase of property, plant & equipment       (5,000)        (23,100)
                                             -----------     -----------
      Net Cash Used by Investing Activities     (253,400)        (23,100)
                                             -----------     -----------

Cash flows from financing activities:
    Payments on short-term borrowings           (130,000)           -
    Principal payments on
     long-term borrowings                       (225,400)       (215,200)
                                             -----------     -----------
         Net Cash Used by
          Financing Activities                  (355,400)       (215,200)
                                             -----------     -----------
Net Decrease in Cash and Cash Equivalents     (1,348,600)       (712,300)

Cash and Cash Equivalents,
 beginning of period                           3,354,600       3,498,600
                                              -----------     -----------
Cash and Cash Equivalents,
 end of period                               $ 2,006,000     $ 2,786,300
                                             ===========     ===========

Supplemental disclosures:
    Cash Paid during period for:
      Interest                               $    46,000     $    46,000
                                             ===========     ===========
      Income taxes                           $     1,100     $     1,700
                                             ===========     ===========



SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)


Note 1.	Summary of Significant Accounting Policies

(a)	Company Background
	Scott's Liquid Gold-Inc. (a Colorado corporation) was incorporated on February 15, 1954. Scott's Liquid Gold-Inc. and its wholly owned subsidiaries (collectively, "we") manufacture and market quality household and skin care products. In the first quarter of 2001, we began acting as a distributor in the United States of beauty care products contained in individual sachets and manufactured by Montagne Jeunesse. Our business is comprised of two segments, household products and skin care products.

(b)	Principles of Consolidation
	Our consolidated financial statements include our accounts and our subsidiaries. All intercompany accounts and transactions have been eliminated.

(c)	Use of Estimates
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

(d)	Cash Equivalents
	We consider all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.

(e)	Investments in Marketable Securities
	We account for investments in marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities", which requires that we classify investments in marketable securities according to management's intended use of such investments. We invest our excess cash and have established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. We consider all investments as available for use in our current operations and, therefore, classify them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, reported net of tax, as a separate component of shareholders' equity and comprehensive income (loss). The cost of the securities sold is based on the specific identification method. Investments in corporate and government securities as of March 31, 2005, are scheduled to mature within one year.

(f)	Inventories
	Inventories consist of raw materials and finished goods and are stated at the lower of cost (first-in, first out method) or market We record a reserve for slow moving and obsolete products and raw materials.

	Inventories were comprised of the following at:

                                 March 31, 2005      December 31, 2004
----------------------------------------------------------------------
      Finished goods              $ 3,466,000           $ 2,256,100
      Raw materials                 1,553,800               993,200
      Inventory valuation
       in reserve                    (309,000)             (309,000)
----------------------------------------------------------------------
                                  $ 4,710,800           $ 2,940,300
======================================================================

(g)	Property, Plant and Equipment
	Property, plant and equipment are recorded at historical cost. Depreciation is provided using the straight-line method over estimated useful lives of the assets ranging from three to forty-five years. Building structures and building improvements are estimated to have useful lives of 35 to 45 years and 3 to 20 years, respectively. Production equipment and production support equipment are estimated to have useful lives of 15 to 20 years and 3 to 10 years, respectively. Office furniture and office machines are estimated to have useful lives 10 to 20 and 3 to 5 years, respectively. Carpeting, drapes and company vehicles are estimated to have useful lives of 5 to 10 years. Maintenance and repairs are expensed as incurred. Improvements that extend the useful lives of the assets or provide improved efficiency are capitalized.

(h)	Financial Instruments
	Financial instruments which potentially subject us to concentrations of credit risk include cash and cash equivalents, investments in marketable securities, and trade receivables. We maintain our cash balances in the form of bank demand deposits with financial institutions that management believes are creditworthy. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. We have no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

	The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. The fair value of investments in marketable securities is based upon quoted market value. Our long-term debt bears interest at a variable rate, the lender's base rate, which approximates the prime rate. The carrying value of long-term debt approximates fair value as of March 31, 2005 and December 31, 2004.

(i)	Long-Lived Assets
	We account for long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.
If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(j)	Income Taxes
	We account for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective income tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which related temporary differences become deductible. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

(k)	Revenue Recognition
	Revenue is generally recognized upon delivery of products to customers, which is when title passes. Reserves for estimated market development support, pricing allowances and returns are provided in the period of sale as a reduction of revenue. Reserves for returns and allowances are recorded as a reduction of revenue, and are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. At March 31, 2005 and December 31, 2004 approximately $692,300 and $862,600, respectively, had been reserved as a reduction of accounts receivable, and approximately $110,000 and $90,000, respectively, had been reserved as current liabilities. Co-op advertising, marketing funds, slotting fees and coupons are deducted from gross sales and total $364,000 and $515,100 at March 31, 2005 and 2004, respectively.

(l)	Advertising Costs
	We expense advertising costs as incurred.

(m)	Stock-based Compensation
	We have elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for our employee stock options. Under APB No. 25, employee stock options are accounted for based upon the intrinsic value, which is the difference between the exercise price and fair value of the underlying common stock. Generally, if the exercise price of employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recorded. We have adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-based Compensation".

	We granted 10,000 options for shares of our common stock during the three months ended March 31, 2005 with an exercise price equal to $0.53. Had compensation cost been recorded based on the fair value of options granted by us, our pro-forma net loss and net loss per share for the quarters ended March 31, 2005 and 2004 would have been as follows:

                       2005                            2004
            --------------------------       --------------------------
            As Reported      Pro Forma       As Reported      Pro-Forma
            -----------    -----------       -----------    -----------
Net loss    $  (394,900)   $  (396,900)       $  (350,800)   $  (367,100)
Basic loss
 per share  $     (0.04)   $     (0.04)      $     (0.03)   $     (0.04)
Diluted loss
 per share  $     (0.04)   $     (0.04)      $     (0.03)   $     (0.04)

	The fair value of options granted has been estimated as of the date of grant using the following assumptions as of March 31:

                                2005             2004
                              --------         --------
Dividend rate                 $   -            $   -
Expected volatility                67%             169%
Risk-free interest rate          3.80%            3.04%
Expected life                    4.5 years        4.5 years

(n)	Comprehensive Income
	We follow SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income includes all changes in equity during a period from non-owner sources.

	The following table is a reconciliation of our net loss to our total comprehensive loss for the quarters ended March 31, 2005 and 2004:

                                       2005              2004
                                    ---------         ---------
         Net loss                   $(394,900)        $(350,800)
         Unrealized gain (loss) on
           investment securities       (1,500)              500
                                    ---------         ---------
         Comprehensive loss         $(396,400)        $(350,300)
                                    =========         =========

(o)	Operating Costs and Expenses Classification

	Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out and nominal outside warehousing costs as a component of selling expense on the accompanying Consolidated Statement of Operations. Shipping and handling costs totaled $398,600 and $323,300 for the quarters ended
March 31, 2005 and 2004 respectively.

	Selling expenses consist primarily of shipping and handling costs, wages and benefits for sales and sales support personnel, travel brokerage commissions, promotional costs, as well as other indirect costs.

	General and administrative expenses consist primarily of wages and benefits associated with management and administrative support departments, business insurance costs, professional fees, office facility related expenses and other general support costs.

(p)	Recently Issued Accounting Pronouncements
	In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, (revised 2004) "Share-Based Payment" ("SFAS 123(R)"). This statement is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as amended ("SFAS 123"), and requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). SFAS 123(R) covers various share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123(R) eliminates the ability to use the intrinsic value method of accounting for share options, as provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123(R) is effective beginning January 1, 2006, with early adoption encouraged. We are currently evaluating the statement's transition methods and does not expect this statement to have an effect materially different than that of the pro forma SFAS 123 disclosures provided in Note 1 to the our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" in our 2004 Annual Report on Form 10-K and in
Note 1 above.

	In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153"). This Statement amends APB Opinion No. 29 to permit the exchange of nonmonetary assets to be recorded on a carry over basis when the nonmonetary assets do not have commercial substance. This is an exception to the basic measurement principal of measuring a nonmonetary asset exchange at fair value. A nonmonetary asset exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. If we enter into significant nonmonetary asset exchanges in the future, SFAS 153 could have a material effect on our consolidated financial position, results of operations or cash flows.

	In December 2003, the FASB issued Interpretation No. 46 ( revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46R"). FIN 46R requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. FIN 46R also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. The provisions of FIN 46R are required for companies that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. The provisions of FIN 46R are required to be applied for periods ending after March 15, 2004 for all other types of entities. We were required to perform this assessment at March 31, 2005, and consolidate any variable interest entities for which we would absorb a majority of the entities' expected losses or receive a majority of the expected residual gains.
We do not have any variable interest entities as of March 31, 2005; therefore this assessment had no impact on our consolidated financial statements.

(q)	Reclassifications
	Certain reclassifications have been made to the December 31, 2004 balance sheet to conform to the current
Period presentation.

Note 2.	Basis of Preparation of Financial Statements

	We have prepared these unaudited interim consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading.
In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal recurring nature. These interim financial statements should be read in conjunction with our financial statements included in our 2004 Annual Report on Form 10-K.

Note 3.	Earnings per Share

	Per share data was determined by using the weighted average number of common shares outstanding. Potentially dilutive securities, including stock options, are considered only for diluted earnings per share, unless considered anti-dilutive.
The potentially dilutive securities, which are comprised of outstanding stock options of 1,115,500 and 1,134,000 at March 31, 2005 and 2004, were excluded from the computation of weighted average shares outstanding due to the anti-dilutive effect.

	A reconciliation of the weighted average number of common shares outstanding for the three months ended March 31 follows:

                                               2005         2004
                                            ----------   ----------
Common shares outstanding,
  beginning of the year                 10,471,000   10,356,000
Stock options exercised                       -            -
                                        ----------   ----------
Weighted average number of
 common shares outstanding              10,471,000   10,356,000

Dilutive effect of common
 share equivalents                            -           -
                                        ----------   ----------
Diluted weighted average number
 of common shares outstanding           10,471,000   10,356,000
                                        ==========   ==========

	At March 31, 2005, there were authorized 50,000,000 shares of our $.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series. None of the preferred stock was issued or outstanding at March 31, 2005.

Note 4.	Segment Information

       We operate in two different segments: household products and skin care products. Our products are sold in the United States and internationally (primarily Canada), directly and through independent brokers, to mass merchandisers, drug stores, supermarkets, wholesale distributors and other retail outlets. Our Management has chosen to organize our business around these segments based on differences in the products sold. The household products segment includes "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener. The skin care segment includes:
"Alpha Hydrox", alpha hydroxy acid cleansers and lotions; a retinol product; "Diabetic Skin Care", a healing cream and moisturizer developed to address skin conditions of diabetics; and skin care and other sachets of Montagne Jeunesse distributed by us.

       The following provides information on our segments for the three months ended March 31:

                               2005                      2004
                      -----------------------  ------------------------
                      Household    Skin Care    Household    Skin Care
                      Products     Products     Products     Products
                     -----------  -----------  -----------  -----------
Net sales to
 external customers  $ 2,092,200  $ 3,430,300  $ 2,303,200  $ 2,905,800
                      ==========  ===========  ===========  ===========
Loss before profit
 sharing, bonuses and
 income taxes        $  (421,300)  $   26,400   $  (390,800) $   40,000
                     ===========  ===========  ===========  ===========
Identifiable assets  $ 4,041,300  $ 7,427,100  $ 3,915,200  $ 7,306,600
                     ===========  ===========  ===========  ===========

The following is a reconciliation of segment information to consolidated information for the three months ended March 31:

                                                2005          2004
                                            ------------  -----------
Net sales to external customers             $ 5,522,500   $ 5,209,900
                                            ===========   ===========
Loss before profit sharing,
 bonuses and income taxes                  $  (394,900)  $  (350,800)
                                            ===========   ===========
Identifiable assets                         $11,468,400   $11,221,800
Corporate assets                             12,457,900    13,599,000
                                            -----------   -----------
Consolidated total assets                   $23,926,300   $24,820,800
                                            ===========   ===========

	Corporate assets noted above are comprised primarily of our cash and investments, deferred income tax assets and property and equipment not directly associated with the manufacturing, warehousing, shipping and receiving activities.

Note 5.	Subsequent Event

	On May 4, 2005, our wholly-owned subsidiary, Neoteric Cosmetics, Inc. ("Neoteric"), entered into a new distribution agreement with Montagne Jeunesse International Ltd ("Montagne Jeunesse") covering our distribution of Montagne Jeunesse products. It replaces a distribution agreement in effect since 2000. In the new agreement, Montagne Jeunesse appoints Neoteric as its exclusive distributor to market and distribute Montagne Jeunesse products in the United States of America. The appointment is for a period of 18 months, commencing May 3, 2005, and continues in force until terminated by either party by giving to the other party no less than three months' notice in writing of a termination at the end of the initial term of 18 months or any time after the initial term.

	The principal and controlling owner of Montagne Jeunesse, Gregory Butcher, owned beneficially, to our knowledge, at March 15, 2005 approximately 10.0% of our outstanding common stock. Our sales of Montagne Jeunesse products accounted in 2004 and to date in 2005 for a significant portion of our total net revenues.

Item 2.	Management's Discussion and Analysis of Financial
  Condition and Results of Operations

Results of Operations

During the first quarter of 2005, we experienced an increase in sales of our Montagne Jeunesse line of skin care products while experiencing a decrease in sales of our other skin care products and our line of household chemical products. Our net loss for the first quarter of 2005 was $394,900 versus a loss of $350,800 in the first quarter of 2004. The loss for 2005 was primarily due to a lower profit margin on the increased sales of our Montagne Jeunesse products and to the household chemical products sales decrease. Please see the discussion below regarding our new distribution agreement for Montagne Jeunesse products.

Summary of Results as a Percentage of Net Sales

                        Year Ended       Three Months Ended
                       December 31,          March 31,
                           2004            2005       2004
                        -----------      --------   -------
Net sales
   Scott's Liquid Gold
    household products      41.3%          37.9%      44.2%
   Neoteric Cosmetics       58.7%          62.1%      55.8%
                           ------         ------     ------
Total Net Sales             100.0%         100.0%     100.0%
Cost of Sales                57.0%          56.3%      52.8%
                            ------         ------     ------
Gross profit                 43.0%          43.7%      47.2%
Other revenue                 0.2%           0.2%       0.2%
                           ------         ------     ------
                            43.2%          43.9%      47.4%
                           ------         ------     ------
Operating expenses          46.4%          50.2%      53.2%
Interest expense             0.8%           0.9%       0.9%
                           ------         ------     ------
                            47.2%          51.1%      54.1%
                           ------         ------     ------

Loss before income taxes    (4.0%)         (7.2%)     (6.7%)
                           ======         ======     ======

Our gross margins may not be comparable to those of other entities, since some entities include all of the costs related to their distribution network in cost of sales and others, like us, exclude a portion of them (freight out to customers and nominal outside warehouse costs) from gross margin, including them instead in the selling expense line item. See Note 1(o), Operating
Costs and Expenses Classification, to the Consolidated Financial Statements in this Report

Comparative Net Sales

                                                            Percentage
                                                             Increase
                                 2005           2004        (Decrease)
                             -----------    -----------     ----------
Scott's Liquid Gold          $ 1,555,700    $ 1,660,100       (6.3%)
Touch of Scent                   536,500        643,100      (16.6%)
                             -----------    -----------      ------
     Total household
      chemical products        2,092,200      2,303,200       (9.2%)
                              -----------    -----------      ------

Alpha Hydrox and other
 skin care                       681,200      1,241,600      (45.1%)
Montagne Jeunesse skin care    2,749,100      1,664,200       65.2%
                             -----------    -----------      ------
     Total skin care products  3,430,300      2,905,800       18.1%
                             -----------    -----------      ------

          Total Net Sales    $ 5,522,500    $ 5,209,000        6.0%
                             ===========    ===========      ======

Three Months Ended March 31, 2005
Compared to Three Months Ended March 31, 2004

	Consolidated net sales for the first quarter of the current year were $5,522,500 versus $5,209,000 for the first three months of 2004, an increase of $313,500. Average selling prices for the first three months of the year 2005 were relatively unchanged over the comparable period of 2004. Co-op advertising, marketing funds, slotting fees, and coupons paid to retailers are deducted from gross sales, and totaled $364,000 in the first quarter of 2005 versus $515,100 in the same quarter in 2004, a decrease of $151,100 or 29.3%.

	During the first quarter of 2005, net sales of skin care products accounted for 62.1% of consolidated net sales compared to 55.8% for the same quarter of 2004. Net sales of these products for that period were $3,430,300 in 2005 compared to $2,905,800 in 2004, an increase of $524,500 or 18.1%. We have continued to experience a drop in unit sales of our earlier-established alpha hydroxy acid products due at least in part to maturing in the market for alpha hydroxy acid-based skin care products and intense competition from producers of similar or alternative products, many of which are considerably larger than Neoteric Cosmetics, Inc. Sales of our Alpha Hydrox products (with and without alpha hydroxy acid) have also decreased during 2004 and the first quarter of 2005, due to reduced distribution of those products at retail stores, including our largest and other customers having reduced in prior quarters the number of types of those products carried on their shelves and discontinuation in 2003 of these products at certain retail chains. This change has resulted, and is likely to result in the future, in lower sales of those products. For the first quarter of 2005, the sales of our Alpha Hydrox products accounted for 9.6% of net sales of skin care products and 6.0% of total net sales, compared to 29.3% of net sales of skin care products and 16.4% of total net sales in the first quarter of 2004. We are in the early stages of introducing four new items in our Alpha Hydrox line of cosmetic products and will start shipping them in the second quarter of 2005.

	For 2005, sales of Montagne Jeunesse products comprised a majority of net sales of our skin care products. Net sales of Montagne Jeunesse were approximately $2,749,100 in 2005 compared to $1,664,200 in 2004. We believe that this increase in sales of
 Montagne Jeunesse is attributable primarily to an increase in the number and type of Montagne Jeunesse sachets on retailers' shelves in the first quarter of 2005 versus 2004. We also believe there were fewer units of products left over from holiday sales at the end of 2004 versus 2003 thus creating a need to replenish retailer inventory early in 2005.

	In 2001, the Company commenced purchases of the skin care sachets from Montagne Jeunesse under a distribution agreement covering the United States. Montagne Jeunesse is the sole supplier of that product. On May 4, 2005, we entered into a new distribution agreement with Montagne Jeunesse International Ltd., which replaces the distribution agreement previously in effect. Sales of these products represent a significant source of the Company's revenues. If the Montagne Jeunesse distribution agreement were to be terminated, it would significantly reduce the Company's revenues, would have a material adverse effect on the Company's operating results and cash flow and, absent other developments, would result in the need for substantial reductions in the Company's expenses. The principal and controlling owner of Montagne Jeunesse is, to the knowledge of the Company, the beneficial owner at March 15, 2005 of approximately 10% of the Company's outstanding common stock.

	Sales of household products for the first quarter of this year accounted for 37.9% of consolidated net sales compared to 44.2% for the same period of 2004. These products are comprised of Scott's Liquid Gold for wood, a wood cleaner which preserves as it cleans, and Touch of Scent, a room air freshener. During the quarter ended March 31, 2005, sales of household products were $2,092,200 as compared to sales of $2,303,200 for the same quarter of 2004. Sales of Scott's Liquid Gold for wood, were down by $104,400, a decrease of 6.3%, which we believe is the result primarily of a decrease in advertising in the first quarter of 2005 versus 2004. Sales of Touch of Scent were down by $106,600 or 16.6%, primarily due to a decrease in orders for, and distribution of, our Touch of Scent dispenser package. We are introducing a new wood care product under the Scott's Liquid Gold product line and will start shipping in the second quarter of 2005.

	As sales of a consumer product decline, there is the risk that retail stores will stop carrying the product. The loss of any significant customer for any skin care products, "Scott's Liquid Gold" for wood or "Touch of Scent", could have a significant adverse impact on our revenues and operating results. We believe that our future success is highly dependent on favorable acceptance in the marketplace of Montagne Jeunesse products and the sales of our Alpha Hydrox products and "Scott's Liquid Gold" for wood.

	On a consolidated basis, cost of goods sold was $3,107,500 during the first three months of 2005 compared to $2,750,600 for the same period of 2004, an increase of $356,900 or 13.0%, on a sales increase of 6%. As a percentage of consolidated net sales, cost of sales was 56.3% in 2005 versus 52.8% in 2004, an increase of about 6.6%, which was essentially due to greater sales of Montagne Jeunesse products at a higher cost per unit, along with the increased cost of steel cans and the increase in the cost of petroleum based raw materials used in many of our products.

Operating Expenses, Interest Expense and Other Income

                                                            Percentage
                                                             Increase
                                   2005            2004     (Decrease)
                               -----------    -----------   ----------
Operating Expenses
     Advertising               $   276,500    $   463,700     (40.4%)
     Selling                      1,475,300      1,323,900      11.4%
     General & Administrative     1,022,800        986,500       3.7%
                               -----------    -----------     ------
          Total operating
           expenses            $ 2,774,600    $ 2,774,100       0.0%
                               ===========    ===========     ======

Interest Income                $    12,700    $    10,700      18.7%

Interest Expense               $    48,000    $    45,800       4.8%


	Operating expenses, comprised of advertising, selling and general and administrative expenses, increased by $500 in the first quarter of 2005 when compared to first quarter of 2004.
The various components of operating expenses are discussed below.

	Advertising expenses for the first three months of 2005 were $276,500 compared to $463,700 for the comparable quarter of 2004, a decrease of $187,200 or 40.4%. A majority of that decrease, $178,000, was due to a decrease in advertising expenses applicable to household chemical products.

	Selling expenses for the first quarter of 2005 were $1,475,300 compared to $1,323,900 for the comparable three months of 2004, an increase of $151,400 or 11.4%. That increase was comprised of an increase in freight expenses of $69,300, an increase in salaries and fringe benefits and related travel expense of $101,200 primarily because of an increase in personnel in 2005 versus 2004, offset by a net decrease in other selling expenses, none of which by itself is significant, of $19,100.

	General and administrative expenses for the first three months of 2005 were $1,022,800 compared to $986,500 for the comparable period of 2004, an increase of $36,300 or 3.7%. That increase was primarily attributable to an increase in bad debt expense ($27,000).

	Interest expense for the first quarter of 2005 was $48,000 versus $45,800 for the comparable quarter of 2004. Interest income for the three months ended March 31, 2005 was $12,700 compared to $10,700 for the same period of 2004, which consists of interest earned on our cash reserves in 2005 and 2004.

	During the first quarter of 2005 and of 2004, expenditures for research and development were not material (under 2% of revenues).


Liquidity and Capital Resources

	On August 10, 2004 we obtained a $1,500,000 line of credit from a bank to finance additional inventory and accounts receivable. The line of credit bears interest at a rate of .5% over the bank's base rate (5.75% at March 31, 2005) and matures on August 10, 2005. The line of credit is secured by inventory and accounts receivable. The covenants are the same as the bank loan described below. At March 31, 2005, the amount borrowed under this line of credit was $660,000.

	We have a bank loan for approximately $2.6 million at the bank's base rate, adjustable annually each November (5.00% at November 2004), secured by our land and buildings, with principal and interest payable monthly through November 2007. The loan agreement contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more
than 1:1.   We may not declare any dividends that would result in
a violation of either of these covenants. The foregoing requirements were met at the end of the first quarter of 2005.

	During the first quarter of 2005 our working capital decreased by $489,300, and concomitantly, our current ratio (current assets divided by current liabilities) decreased from 1.7:1 at December 31, 2004 to 1.6:1 at March 31, 2005. This
decrease in working capital is attributable to a net loss in the first three months of 2005 of $394,900, and a reduction in long-term debt of $237,400, a decrease in deferred tax liabilities of $32,900, a decrease in accumulated comprehensive income of $1,500, offset by depreciation in excess of capital additions of $174,700, and a decrease in other assets of $2,700.

	At March 31, 2005, trade accounts receivable were $1,040,500 versus $1,419,700 at year-end, largely because sales in the quarter ended March 31, 2005 were less than those of the quarter ended December 31, 2004. Accounts payable increased from the end of 2004 through March of 2005 by $851,500 corresponding primarily with the increase in inventory over that period, as well as, an increase in advertising activity during the first quarter of 2005 when compared to the fourth quarter of 2004. At March 31, 2005 inventories were $1,770,500 more than at December 31, 2004, due to the increase in Montagne Jeunesse inventory and household chemical products inventory to support sales of these products in the upcoming quarters. Accrued expenses decreased by $15,100 from December 31, 2004 to March 31, 2005 primarily from a decrease in accrued salaries and related items of $14,400.

       We have no significant capital expenditures planned for 2005 and have no current plans for any external financing, other than our existing bank loans. We expect that our available cash and cash flows from operating activities will fund the next twelve months' cash requirements.

	Our dependence on operating cash flow means that risks involved in our business can significantly affect our liquidity. Any loss of a significant customer, any further decreases in distribution of our skin care or household chemical products, any new competitive products affecting sales levels of our products, or any significant expense not included in our internal budget could result in the need to raise cash, such as through a bank financing. Except for the short-term line of credit described above, we have no arrangements for an external financing of debt or equity, and we are not certain whether any such financing would be available on acceptable terms. Please also see other risks summarized in "Forward Looking Statements" below. We expect our operating cash flows to improve if we achieve profitability in 2005.

Quantitative and Qualitative Disclosures About Market Risk

	Market risk represents the risk of loss due to adverse changes in financial and commodity market prices and rates. We are not materially exposed to market risks regarding interest rates because the interest on our outstanding debt is at the lender's base rate, which approximates the prime rate, adjustable yearly. Our investments in debt and equity securities are short-term and not subject to significant fluctuations in fair value. If interest rates were to rise 10% from year-end levels, the fair value of our debt and equity securities would have decreased by approximately $11,800. Further, we do not use foreign currencies in our business. Currently, we receive payments for sales to parties in foreign countries in U.S. dollars. Additionally, we do not use derivative instruments or engage in hedging activities. As a result, we do not believe that near-term changes in market risks will have a material effect on results of operations, financial position or our cash flows.



Forward-Looking Statements

	This report may contain "forward-looking statements" within the meaning of U.S. federal securities laws. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and our performance inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of the our products in the marketplace; the degree of success of any new product or product line introduction by us; competitive factors; any decrease in distribution of (i.e., retail stores carrying) our significant products; continuation of our distributorship agreement with Montagne Jeunesse; the need for effective advertising of our products; limited resources available for such advertising; new competitive products and/or technological changes; dependence upon third party vendors and upon sales to major customers;
changes in the regulation of our products, including applicable environmental regulations; adverse developments in pending litigation; the loss of any executive officer; and other matters discussed in our periodic filings with the Securities and Exchange Commission. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Please see "Market Risks" in Item 2 of Part I of this Report which information is incorporated herein by this reference.

Item 4.	Controls and Procedures

As of March 31, 2005, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and
procedures.  Based on that evaluation, the Chief Executive
Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit
under the   Securities Exchange Act of 1934 is recorded, processed,
summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms as of March 31, 2005. There was no change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II	OTHER INFORMATION

Item 1.	Not Applicable

Item 2.	Not Applicable

Item 3.	Not Applicable

Item 4.	Not Applicable

Item 5.	Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K

	None.


(b)	Exhibits

10.1 Third Amendment to the Scott's Liquid Gold-Inc. Employee Stock Ownership Plan, effective March 28, 2005
10.2 Agreement dated as of May 3, 2005 between Montagne Jeunesse
        International Ltd. and Neoteric Cosmetics, Inc.
31.1 Rule 13a-14(a) Certification of the Chief Executive
        Officer
31.2 Rule 13a-14(a) Certification of the Chief Financial
        Officer
32.1	Section 1350 Certification


SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

       		SCOTT'S LIQUID GOLD-INC.


May 11, 2005	BY:	/s/ Mark E. Goldstein
    Date 		--------------------------------------
			Mark E. Goldstein
			President and Chief Executive Officer


May 11, 2005	BY:	/s/ Jeffry B. Johnson
    Date			--------------------------------------
				Jeffry B. Johnson
				Treasurer and Chief Financial Officer



EXHIBIT INDEX

Exhibit
  No.            Document

10.1             Third Amendment to the Scott's Liquid Gold-Inc.
                  Employee Stock Ownership Plan, effective
                  March 28, 2005
10.2 Agreement dated as of May 3, 2005 between Montagne Jeunesse International Ltd. and Neoteric
                 Cosmetics, Inc.
31.1             Rule 13a-14(a) Certification of the Chief Executive
                  Officer
31.2             Rule 13a-14(a) Certification of the Chief Financial
                  Officer
32.1             Section 1350 Certification



									EXHIBIT 10.1

THIRD AMENDMENT TO THE SCOTT'S LIQUID GOLD-INC. EMPLOYEE
 STOCK OWNERSHIP PLAN

1.	Recitals  Pursuant to corporate resolution, Scott's Liquid
Gold-Inc. wishes to eliminate the cash-out provision of the Scott's Liquid Gold-Inc. Employee Stock Ownership Plan and
Trust Agreement (the "Plan").

2.	Amendment of Plan  The following amendments to the Plan
are adopted, effective as provided in Paragraph 3 below:

	A.	Section 1.4(c) of the Plan shall be deleted and
replaced in its entirety with the following:

	(c)	Beginning with distributions on or after March 28,
2005, the Cash-Out Limit shall be $0.00.

B.	Section 6.3(a)(1) of the Plan shall be deleted and
replaced in its entirety with the following:

	(1)	For distributions prior to March 28, 2005, if the
 amount does not exceed the Cash-Out Limit, the Committee shall direct the Trustee to distribute the vested value to such Participant without the consent of the Participant as soon as administratively feasible after the Participant's separation from service with the Employer. As of March 28, 2005, all distributions shall require Participant consent and shall be subject to subsection (2) below.

3.	Effective Date  This Third Amendment shall be effective
for distributions made on or after March 28, 2005.

4. Terms and Conditions of Plan Except for the amendments in paragraph 2, all terms and conditions of the Plan are unamended and shall remain in full force and effect.

5.	Execution   Scott's Liquid Gold-Inc. has executed this
Third Amendment as of this 1st day of March, 2005

COMPANY:

SCOTT'S LIQUID GOLD-INC.

/s/ Dennis P. Passantino
Dennis P. Passantino
Vice President - Operations, Corporate Secretary


PARTICIPATING EMPLOYERS:

ADVERTISING PROMOTIONS INCORPORATED
COLORADO PRODUCT CONCEPTS, INC.
NEOTERIC COSMETICS, INC.
SLG CHEMICALS, INC.
SLG PLASTICS, INC.
SLG TOUCH-A-LITE, INC.


/s/ Dennis P. Passantino
Dennis P. Passantino
Vice President - Operations, Corporate Secretary

                                                      EXHIBIT 10.2
MONTAGNE JEUNESSE

NEOTERIC COSMETICS, INC.

DATED:  May 4, 2005

DISTRIBUTION AGREEMENT

THIS AGREEMENT is made on May 3rd, 2005.

BETWEEN:

MONTAGNE JEUNESSE INTERNATIONAL LTD a company incorporated in England and Wales (registered no. 4209056) whose registered office is at Eco Factory, off Valley way, Swansea Enterprise Park, Llansamlet, Swansea, SA6 8QP (the "Supplier"); and

NEOTERIC COSMETICS, INC., whose registered company address is at 4880 Havana Street, Denver, Colorado, USA 80239 (the
"Distributor partner")

IT IS AGREED as follows:

1.	INTERPRETATION

1.1	In this Agreement:

"Commencement Date" means the 3rd day of May 2005;

"Control" means the ability to direct the affairs of another whether by virtue of the ownership of shares, contract or otherwise;

"Products" means the products specified in Part A of Schedule 1 or such other products as stipulated by the Supplier from time to time;

"Supplier Core Products" means the products specified in Part B of Schedule 1 or such other products as stipulated by the Supplier from time to time;

"Territory" means the areas specified in Schedule 2;

"Trade Mark[s]" means the trade mark[s] listed in Schedule 3 together with any further trade marks of which the Supplier may become the proprietor in the Territory in respect of the Products and which the Supplier may permit the Distributor partner by express notice in writing to use in respect of the Products;

"Year" means each successive period of 12 months commencing in the Commencement Date.

1.2	In this Agreement a reference to:

	1.2.1 a "subsidiary" or "holding company" shall be construed in accordance with section 736 of the Companies Act 1985;

	1.2.1 persons includes a reference to any body corporate, unincorporated association or partnership;

	1.2.3 a person includes a reference to that person's legal personal representatives, successors and permitted assigns;

	1.2.4 a Clause or Schedule, unless the context otherwise requires, is a reference to a clause of or schedule to this Agreement;

	1.2.5 an agreement or other document is a reference to that agreement or document as from time to time supplemented or amended.

1.3	The headings in this Agreement shall not affect the
interpretation of this Agreement.

2.	APPOINTMENT

2.1	The Supplier appoints the Distributor partner as its exclusive distributor partner to market and distribute the Products in the Territory on the terms of this Agreement.

2.2	The Supplier reserves unto itself the right notwithstanding
anything to the contrary herein to take such steps as it deems necessary or considers expedient to itself to promote the sale of the Products in the Territory subject to it giving prior notification to the Distributor partner of its intentions to do so.

2.3	Notwithstanding the appointment hereunder the Supplier shall reserve the right to trade direct outside the Territory with any person firm body corporate or unincorporate which insists on purchasing direct from the Supplier for shipment into the Territory subject to the Supplier providing details of such person firm body corporate or unincorporate to the Distributor partner. The distributor is rewarded 5% of any such sales net.

3.	PERIOD

This appointment will commence from the date hereof for a fixed period of eighteen months and thereafter subject to automatic rolling two-year renewals. Should either party decide to terminate this Agreement it must give six months notice in writing of their desire to terminate, if notice has been served both parties are obliged to continue to fulfill their obligations as per this Agreement to the fullest extent, to the expiration of the six month period.

4.	DISTRIBUTOR PARTNER'S UNDERTAKINGS

The Distributor partner undertakes and agrees with the Supplier or suppliers sub-contractor at all times during the term of this Agreement:

4.1	to purchase the Products only from the Supplier;

4.2	not to distribute during the duration of this Agreement
and for 36 months thereafter any goods of the same description as and which compete with the Products;

4.3	to refrain outside the Territory from seeking customers for
the Products;

4.4	to refrain outside the Territory from establishing any
branch or maintaining any distribution depot for the sale of the Products;

4.5	to use its best endeavours to develop, promote and sell the
Products in the Territory and to expand the sale of the Products to all potential purchasers by all reasonable and proper means and not to do anything which may hinder or interfere with such sales;

4.6	to purchase the Supplier Core Products, such purchase being
mandatory;

4.7	to pay or ensure payment to the Supplier of all sums due to the
Supplier for sales of the Products;

4.8	to submit quarterly written reports to the Supplier showing
details of stock at the end of the last report and of the current report, outstanding customer orders and orders placed by the Distributor partner with the Supplier still outstanding and such other information relating to the to the sale and service of the Products as the Supplier may require from time to time;

4.9	to maintain on its own account an inventory of the Products
at levels which are based upon 3 months agreed forecasted sales for the Products throughout the Territory;

4.11	to keep all such stocks of the Products as it may hold in
conditions appropriate for the storage of such goods and to provide appropriate security for such stocks all at its own cost;

4.12	to insure at its own cost with a reputable insurance company all stocks of the products as are held by it against all risks to at least the full replacement value of such stocks and to produce to the Supplier on demand full particulars of such insurance and the receipt for the then current premium.

4.13	The Distributor Partner is to submit to the Supplier a
business marketing plan (in the format of the outline draft attached at Addendum 1) on an annual basis. The business marketing plan is to be submitted before commencement of trade for the year by April 30th for the period May to April. The business marketing plan should include the information listed below:

-	market structure and share by sector
-	market objectives for the coming year
-	profile of the key retailers in the Distributor Partners
	market, including sales analysis, product listings, depth of distribution, EDI and EPOS data when available, in store photos
-	competitor information
-	an annual advertising and promotion programme
-	copies of advertising and editorial material used by the
	Distributor Partner
-	Key Retailer Promotional Plan

4.14	to display advertising materials and other signs provided by the Supplier;

4.15	to observe all directions and instructions given to it by
the Supplier in relation to the promotion and advertisement of the Products; in particular to adhere to all display materials and pantone references which the Supplier provides for advertising materials save that where the Distributor partner wishes to make any changes to the same it must obtain the Supplier's prior written approval before doing so.

4.16	not to represent itself as an agent of the Supplier for any
purpose nor pledge the Supplier's credit or give any condition or warranty or make any representation on the Supplier's behalf or commit the Supplier to any contracts nor without the Supplier's prior written consent make any promises or guarantees with reference to the Products beyond those contained in the promotional material supplied by the Supplier or otherwise incur any liability on behalf of the Supplier;

4.17	to inform the Supplier immediately of any changes in the
Distributor partner's organisation or method of doing business which might affect the performance of the Distributor partner's duties under this Agreement;

4.18	to keep full and proper books of account and records showing clearly all enquiries, quotations, transactions and proceedings relating to the Products and to allow the authorised representatives of the Supplier or their duly appointed agents to have access at all reasonable times to the aforesaid books and records for the purposes of inspecting them and verifying the Distributor partner's dealings with the Products;

4.19	to send at its own expense to the premises of the Supplier or make available at the Distributor partner's premises at a time or times convenient to the Supplier, competent employees for instruction by the Supplier in the use, sale and application of the Products. If such employees shall leave the employment of the Distributor partner or it shall appear that any of them will be unavailable to the Distributor partner for assisting it in performing its duties hereunder for more than one month then the Distributor partner shall send or make available one or more competent employees at its own expense to the Supplier for instruction;

4.20	to sell the Products under the Trade Mark[s] or as packed
and presented by the Supplier and to refrain from making any alteration or modification to the Products or packaging or promotional material supplied by the Supplier without the Supplier's prior written consent;

4.21	to refrain from registering or applying to register in its
own name any of the Trade Mark[s] or designs of the Seller and to cease using the Trade mark[s] or any of them after the termination of this Agreement or after the time allowed to the Distributor partner for the disposal of stocks of the Products under Clause 17 in the event of the Distributor partner using such time;

4.22	not to use the Trade Mark[s] or any of them otherwise than
in accordance with this Agreement;

4.23	to indemnify the Supplier against all losses, liabilities
and costs which the Supplier may incur arising out of the breach of the Distributor partner's obligations under this Agreement;

4.24	to submit to the supplier on a regular quarterly basis
projections of product requirements on a rolling 6 month basis and any requirements for ancillary materials in sufficiently full and accurate details as to enable the Supplier with the least possible delay to respond effectively.

5.	FORECASTS AND ORDERS

5.1	Not later than 1st May in each Year the Distributor partner
shall inform the Supplier in writing of its forecast of the number of each type of the Products which it expects to purchase from the Supplier for delivery during the 6 month period commencing on the first day of the month following such date such forecast being in the form of the draft attached at Schedule 4;

5.2	The Supplier undertakes to use all reasonable endeavours to
meet all orders for the products forwarded to the Supplier by the Distributor partner in accordance with the Supplier's terms of delivery to the extent that such orders do not exceed the forecast for each type of the Products [provided under sub-clause 5.1 above];

     Both parties agree to work to attain the suggested targets below.

    TARGETS:
2005/6	$10m
2006/7	$12m
2007/8	$15m
2008/9	$18m
2009/10	$20m

5.4	The Distributor partner guarantees to purchase a minimum
quantity of any new Product introduced by the Supplier, within six months of the Product being available. If the Distributor partner feels any Product within the range will not sell in its Territory for reasons of culture, religion and climate, it will advise the Supplier in writing of their reasoning for not introducing the Product. The Distributor partner acknowledges that: the Supplier reserves the right to offer any such Product declined for sale to a third party within the Territory.

5.5	Should historical sales not justify a language variant or the
Supplier is introducing a Private Label, then the Distributor partner concerned is advised that unless the Distributor partner purchases a minimum launch quantity of 20,000 of an item along with a committed forecast by month for the next twelve months the
Distributor partner will not receive stock.  The Distributor partner is advised that resulting from the removal of an
English/French/German pack that the only other way the Distributor
partner could receive stock will be through labeling.   However,
this would not normally be sanctioned unless the circumstances are unique.

6.	SUPPLIER'S UNDERTAKINGS

The Supplier undertakes:

6.1	(Subject to clauses 2.2 2.3 and 5.4) to supply the Products
only to the Distributor partner for resale in the Territory and not to supply the Products to users in the Territory;

6.2	to provide the Distributor partner with information on the
advertising and promotion used by the Supplier and supply such quantities of promotional and advertising material as the Distributor partner shall reasonably request at the cost of the Distributor partner from time to time;

6.3	to inform the Distributor partner within one month of
receipt of the Distributor partner's advertising and promotional programme whether it accepts the programme and the extent if any to which it will contribute to the costs of such programme;

6.4	to provide full training for the employees sent by the
Distributor partner in accordance with Clause 4.19;

6.5	to provide such information and support as may reasonably
be requested by the Distributor partner to enable it properly and efficiently to discharge its duties under this Agreement;

6.6	where mutually agreed to attend with the Distributor partner in fairs and exhibitions in the Territory;

6.7	to make available to the Distributor partner such field
selling support as the Supplier may deem necessary.

7.	PRICES AND PAYMENTS

7.1	The prices to be paid by the Distributor partner to the
Supplier for the Products shall be the Supplier's published list prices as established by the Supplier from time to time.

7.2	Any and all expenses, costs and charges incurred by the
Distributor partner in the performance of its obligations under this Agreement shall be paid by the Distributor partner unless the Supplier has expressly agreed beforehand in writing to pay such expenses, costs and changes.

7.3	The Supplier shall give the Distributor partner 3 months
written notice of any change in the Supplier's published list prices of the Products.

7.4	The Distributor partner shall pay the full amount invoiced
to it by the Supplier without any deductions no later than 35 days from receipt of goods.

7.5	The Distributor partner shall be responsible for the
collection, remittance and payments of any or all taxes, charges, levies, assessments and other fees of any kind imposed by governmental or other authority in respect of the purchase, sale, importation, lease or other distribution of the Products.

8.	STAND DISPLAY MATERIALS

(a)	Shelf talkers, stand header cards, showcards when supplied
by the Supplier shall be invoiced at cost to the Distributor partner. The cost of stands supplied by the Supplier shall be met by the Distributor partner. The cost of the stand displays are detailed on the price list attached at Schedule 1 amended as the Supplier deems necessary from time to time. Any extra promotional material produced from time to time by the Distributor partner solely for the Distributor partner's use including leaflets on the products in the language of the Territory, shall be solely for the Distributor partner's account. It is acknowledged by the Distributor partner that the use of such material must be approved beforehand by the Supplier.

(b)	Outlets to which the Distributor partner shall sell the
products shall be Grocery, Drug, Perfumeries, Pharmacies, Textile Fashion, Mass Merchandisers, Beauty Salons, Airport Retail Shops, Home Shopping Network, department stores and health food stores. The Distributor partner shall consult with the Supplier concerning the distribution policy. The Distributor partner shall only vary the distribution policy in a significant way with the agreement of the Supplier.

9.	LICENCES AND PERMITS

The Distributor partner shall be responsible for obtaining any necessary import licences or permits necessary for the entry of the Products into the Territory or their delivery to the Distributor partner and the Distributor partner shall be responsible for any and all customs duties, clearance charges, taxes, brokers' fees or other amounts payable in connection with such importation and delivery. Where documents are requested by the Distributor partner to be sent by courier these shall be so despatched at the Distributor partner's cost

10.	WITHDRAWAL OF PRODUCTS AND SPECIFICATION CHANGES

The Supplier shall be entitled upon giving three month's written notice to the Distributor partner to vary Schedule 1 so as to exclude from this Agreement such one or more of the Products as it thinks fit if for any reason the production of such Products shall have been permanently discontinued. The Supplier shall be entitled to make changes to the specifications of the Products which do not adversely affect that Product's performance and shall give notice of such changes to the Distributor partner as soon as may be practical.

11.	CONDITIONS OF SALE

	The Supplier's conditions of sale in force from time to time shall apply to all sales by the Supplier to the Distributor partner hereunder. If there is any inconsistency between the conditions of sale and the terms of this Agreement the latter shall prevail.

12.	TRADE MARKS

12.1	The Distributor partner shall not without the prior written
consent of the Supplier:

	12.1.1 alter the labelling or packaging of any of the Products displaying the Trade Marks;

	12.1.2   make any addition to the Products;

	12.1.3 alter, deface or remove in any manner any reference to the Trade Marks, any reference to the Supplier or any other name attached or affixed to the Products or their packaging or labelling.

12.2	The Distributor partner shall not do or omit to do anything
in its use of the Trade Marks which may or would adversely affect their validity.

12.3	The Distributor partner shall not at any time during or
within one year after termination of this Agreement adopt, use or register without the prior written consent of the Supplier any word or symbol or combination thereof similar to the Trade Marks.

12.4	The Supplier makes no representation or warranty as to the
validity or enforceability of the Trade Marks nor as to whether the Trade Marks infringe upon any intellectual property right of third parties in the Territory.

12.5	The parties to this Agreement shall forthwith execute a form of registered user agreement or several registered user agreements as the case may require in the form specified by the Supplier or in such form as circumstances may permit in respect of such of the Trade Marks as are at the date hereof registered in the Territory. In the event of any of the Trade Marks becoming so registered by the Supplier during the continuance of this agreement the Supplier shall so inform the Distributor partner and the parties hereto shall then execute such a registered user agreement or agreements in respect of such Trade Marks. In the event of any conflict between any such registered user agreement and the terms of this Agreement the latter shall prevail.

12.6	The Distributor partner acknowledges that this Agreement
shall not operate to vest any right title or interest in the Trade Marks in the Distributor partner other than pursuant to Clause 12.5 above.

12.7	The Distributor partner will immediately bring to the notice of the Supplier any improper or wrongful use in the Territory of the Trade Marks and the Distributor partner will on being so requested by the Supplier and at the cost of the Supplier assist in taking all steps to defend the rights of the Supplier including the institution at the Supplier's cost of any actions which it may deem necessary to commence for the protection of any of its rights.

13.	PRODUCT LIABILITY INDEMNITY

13.1	The Supplier shall indemnify the Distributor partner against all losses, liabilities and costs which the Distributor partner may incur arising out of any alleged fault or defect (howsoever arising) in the materials or workmanship of the Products manufactured or supplied by the Supplier (including, without limitation, all losses, liabilities and costs incurred as a result of defending or settling any claim (a "Relevant Claim") alleging any such liability.

13.2	The Distributor partner shall have no right to an indemnity
under Clause 13.1 for any Relevant Claim if it fails to act in accordance with Clause 13.3.

13.3	If the Distributor partner becomes aware of any matter which might give rise to a Relevant Claim, the following provisions shall apply:

	13.3.1 the Distributor partner shall immediately give written notice to the Supplier of the matter (stating in reasonable detail the nature of the matter and, so far as practicable, the amount claimed) and shall consult with the Supplier with respect to the matter. If the matter has become the subject of any proceedings the Distributor partner shall deliver the notice within sufficient time to enable the Supplier to contest the proceedings before any final judgment;

	13.3.2 the Distributor partner shall provide to the Supplier and its professional advisers reasonable access to premises and personnel and to any relevant assets, documents and records within its possession or control for the purposes of investigating the matter and enabling the Supplier to take such action as is referred to in Clause 13.3.5; Provided it does not interfere in the distributor partners capacity as a public company.

	13.3.3 the Supplier at its expenses, shall be entitled to take copies of any of the documents or records, and photograph any premises or assets, referred to in Clause 13.3.2

	13.3.4	The Distributor partner shall:

	(a)	take such action and institute such proceedings, and
give such information and assistance, as the Supplier may reasonably request to:

		(i)	dispute, resist, appeal, compromise, defend,
remedy or mitigate the matter; or

		(ii)	enforce against any person (other than the
Supplier) the rights of the Distributor partner in relation to the matter; and

	(b)	in connection with any proceedings related to the matter
(other than against the Supplier) use professional advisers nominated by the Supplier and, if the Supplier so requests, allow the Supplier the exclusive conduct of the proceedings,

		in each case on the basis that the Supplier shall fully indemnify the Distributor partner for all reasonable costs incurred as a result of any request or nomination by the Suppliers;

	1.3.5	The Distributor partner shall not admit liability in
respect of or settle the matter without the prior written consent of the Supplier, such consent not to be unreasonably withheld or delayed.

13.4	Nothing in this Clause 13 shall in any way restrict or limit the general obligation at law of the Distributor partner to mitigate any loss which it may incur as a result of any matter giving rise to a claim pursuant to Clause 13.1.

14.	PRODUCT LIABILITY INSURANCE

14.1	The Supplier shall effect with reputable insurers in a sum
of not less than GBP10 million for any one occurrence in respect of any and all liability (howsoever and whensoever arising) in respect of any claim that the Products are faulty or defective and the Supplier shall produce to the Distributor partner on request the current annual premium receipt for such insurance (or other evidence thereof).

14.2	The Supplier shall renew such insurance for the term of this
Agreement and within fourteen days of each such renewal shall produce to the Distributor partner the premium receipt for renewal (or otherwise thereof satisfactory to the Distributor partner).

14.4	If the Supplier shall fail to effect any such renewal the
Distributor partner shall be entitled to effect such insurance and the Supplier shall on demand reimburse to the Distributor partner an amount equal to the premium for such insurance.

15.	TERM

This Agreement shall commence on the Commencement Date and shall (unless terminated at an earlier date pursuant to Clause 16) continue in force for an initial term (the "Initial Term") of eighteen months from the Commencement Date and shall continue in force after the Initial Term until terminated by either party giving to the other party no less than three months' notice in writing expiring at the end of the Initial Term or any time after the Initial Term.

16.	TERMINATION

16.1	Either party (the "Initiating Party") may terminate this
Agreement with immediate effect by notice in writing to the other party (the "Breaching Party") on or at any time after the occurrence of any of the events specified in Clause 16.2 in relation to the Breaching Party.

16.2	The events are:

	16.2.1	a material breach by the Breaching Party of any
of its material obligations under this Agreement which (if the breach is capable of remedy) the Breaching Party has failed to remedy the breach within 30 days after receipt of notice in writing from the Initiating Party giving full particulars of the breach and requiring the Breaching Party to do so and stating that a failure so to remedy the breach may give rise to a termination under this Clause; For the purposes of this Clause 16.2.1 a breach shall be considered capable of remedy if time is not of the essence in performance of the obligation and if the Breaching Party can comply with the obligation within the 30 day period;

	16.2.2 the passing by the Breaching Party of a resolution for its winding-up or the making by a court of competent jurisdiction of an order for the winding-up of the Breaching
Party or the dissolution of the Breaching Party;

	16.2.3 the making of an administration order in relation to the Breaching Party or the appointment of a receiver over, or the taking possession or sale by an encumbrancer of, any of the Breaching Party's assets;

	16.2.4 the Breaching Party making an arrangement or composition with its creditors generally or making an application to a court of competent jurisdiction for protection from its creditors generally.

16.3	The Supplier may terminate this Agreement with immediate
effect by notice in writing to the Distributor partner if:

	16.3.1 the Distributor partner changes its organisation or methods of business in such a way as in the opinion of the Supplier to be able less effectively to carry out its duties hereunder;

	16.3.2 there is a change in control of the Distributor partner.

16.4	Any act done or omitted to be done by any person, firm or
company who controls, is under common control with or is controlled by the Distributor partner which would be a breach of this Agreement if done by the Distributor partner shall be deemed to be a breach of this Agreement by the Distributor partner.

17.	CONSEQUENCES OF TERMINATION

17.1	All rights and obligations of the parties shall cease to
have effect immediately upon termination of this Agreement except that termination shall not affect:

	17.1.1 the accrued rights and obligations of the parties at the date of termination; and

	17.1.2 the continued existence and validity of the rights and obligations of the parties under those clauses which are expressed to survive termination and any provisions of this Agreement necessary for the interpretation or enforcement of this Agreement.

17.2	Upon termination of this Agreement:

	17.2.1 the Distributor partner shall be permitted for a period of three months following notification of termination to sell and distribute such stocks of the Products as it may at the time have in store or under its control provided that when doing so the Distributor partner shall not dump the Products or enter into any aggressive price discounting which could in any way damage the brands or the goodwill and reputation of the Supplier. At the end of such period, the Distributor partner shall promptly return all remaining saleable current stocks of the Products, meaning stock purchased within the last 18 months at the date of close of contract at the Supplier's sales price to the Distributor partner, to the Supplier at the expense of the Distributor partner or otherwise dispose of such stocks as the Supplier may instruct.

	17.2.2 on the expiration of such three month period the Distributor partner shall promptly return to the Supplier or otherwise dispose of as the Supplier may instruct all samples, instruction books, technical pamphlets, catalogues, advertising materials, specifications and other materials, documents or papers whatsoever sent to the Distributor partner and relating to the Supplier's business (other than correspondence which has passed between the parties) which the Distributor partner may have in its possession or under its control; Excluding all promotional material developed by the distributor partner, but including materials purchased from supplier that will be reimbursed at cost purchased.

17.3	The Supplier shall be entitled to cancel all orders placed
by the Distributor partner prior to the date of termination which have been accepted by the Supplier without any liability of whatsoever nature to the Supplier.

17.4	Listing Fees:
	The Supplier and any subsequent Distributor partners accept no liability for listing fees or other forms of cooperative funding or returns in dealings with third party retailers by the Distributor partner.

18.	CONFIDENTIALITY

18.1	During the term of this Agreement and after termination or
expiration of this Agreement for any reason whatsoever the Receiving Party shall:

	18.1.1   keep the Confidential Information confidential;

	18.1.2 not disclose the Confidential Information to any other person other than with the prior written consent of the Disclosing Party or in accordance with Clauses 18.2 and 18.3; and

	18.1.3 not use the Confidential Information for any purpose other than the performance of its obligations under this Agreement.

18.2	During the term of this Agreement the Receiving Party may
disclose the Confidential Information to its employees (the
"Recipient") to the extent that it is reasonably necessary for the purposes of this Agreement.

18.3	The Receiving Party shall procure that each Recipient is made aware of and complies with all the Receiving Party's obligations of confidentiality under this Agreement as if the Recipient was a party to this Agreement.

18.4	The obligations contained in Clauses 18.1 and 18.3 shall not apply to any Confidential Information which:

	18.4.1 is at the date of this Agreement or at any time after the date of this Agreement comes into the public domain other than through breach of this Agreement by the Receiving Party or any Recipient;

	18.4.2 can be shown by the Receiving Party to the reasonable satisfaction of the Disclosing Party to have been known by the Receiving Party before disclosure by the Disclosing Party to the Receiving Party; or

	18.4.3 subsequently comes lawfully into the possession of the Receiving Party from a third party.

18.5	For the purposes of this Clause, "Confidential Information"
means all information of a confidential nature disclosed (whether in writing, verbally or by any other means and whether directly or indirectly) by one party (the "Disclosing Party") to the other party (the "Receiving Party") whether before or after the date of this Agreement including, without limitation, any information relating to the Disclosing Party's products, operations, processes, plans or intentions, product information, know-how, design rights, trade secrets, market opportunities and business affairs.

19.	FORCE MAJEURE

19.1	If either party is prevented, hindered or delayed from or in performing any of its obligations under this Agreement by a Force
Majeure Event then:

	19.1.1 that party's obligations under this Agreement shall be suspended for so long as the Force Majeure Event continues and to the extent that that party is so prevented, hindered or delayed;

	19.1.2 within two days after commencement of the Force Majeure Event that party shall notify the other party in writing of the occurrence of the Force Majeure Event, the date of commencement of the Force Majeure Event and the effects of the Force Majeure Event or its ability to perform its obligations under this Agreement;

	19.1.3 if that party fails to give the notice referred to in Clause 19.1.2 it shall forfeit its rights under Clause 19.1.1;

	19.1.4 that party shall use all reasonable efforts to mitigate the effects of the Force Majeure Event upon the performance of its obligations under this Agreement; and

	19.1.5   within two days after the cessation of the Force
Majeure Event that party shall notify the other party in writing of the cessation of the Force Majeure Event and shall resume performance of its obligations under this Agreement.

19.2	If the Force Majeure Event continues fore more than one
month after the commencement of the Force Majeure either party may terminate this Agreement by giving not less than 30 days notice in writing to the other party.

19.3	For the purposes of this clause, "Force Majeure Event" means any event beyond the reasonable control of a party including, without limitation, strikes, lock-outs, labour disputes, acts of God, war, riot, civil commotion, malicious damage, compliance with any law or governmental order, rule regulation or direction, accident, breakdown of plant or machinery, fire, flood or storm.

20.	GENERAL

20.1	This Agreement together with any documents referred to in
this Agreement constitute the entire agreement between the parties relating to the subject matter of this Agreement and supersedes all previous such agreements.

20.2	This Agreement shall only be valid and binding on the
Supplier if it has been signed on behalf of the Supplier by its Market Director and Sales & Marketing Director.

20.3	No variation of this Agreement shall be valid unless it is
in writing and signed by or on behalf of each of the parties/by a director of each of the parties.

20.4	The failure to exercise or delay in exercising a right or
remedy under this Agreement shall not constitute a waiver of the right or remedy or a waiver of any other rights or remedies and no single or partial exercise of any right or remedy under this Agreement shall prevent any further exercise of the right or remedy or the exercise of any other right or remedy.

20.5	Nothing in this Agreement shall be construed as creating a
partnership between the parties or as constituting either party as the agent of the other party (save as expressly set out in this Agreement) for any purpose whatsoever and neither party shall have the authority or power to bind the other party or to contract in the name of or create a liability against the other party in any way or for any purpose.

21.	ASSIGNMENT AND SUBCONTRACTING

21.1	Neither party shall assign or transfer or purport to assign
or transfer any of its rights or obligations under this Agreement except that a party may assign all or any of its rights under this Agreement with the prior written consent of the other party (such consent not to be unreasonably withheld or delayed).

21.2	Neither party shall subcontract the performance of any of
its obligations under this Agreement.

22.	NOTICES

22.1	Any notice under or in connection with this Agreement shall
be in writing in the English language and shall be delivered personally or sent by first class post pre-paid recorded delivery (and air mail if overseas) or by facsimile, to the party due to receive the notice or communication as its address set out in this Agreement or such other address as either party may specify by notice in writing to the other.

22.2	In the absence of evidence of earlier receipt, any notice
shall be deemed to have been duly given:

	22.2.1 if delivered personally, when left at the address referred to in Clause 22.1;

	22.2.2 if sent by mail other than air mail, two days after posting it;

	22.2.3   if sent by air mail, six days after posting it;

	22.2.4   if sent by facsimile, on completion of its transmission.

23.	GOVERNING LAW AND JURISDICTION

23.1	This Agreement is governed by, and shall be construe in
accordance with, English law.

23.2	Each party irrevocably agrees for the benefit of the Supplier that the courts of England shall have exclusive jurisdiction to hear and determine any suit, action or proceedings, and to settle any disputes, which may arise out of or in connection with this Agreement (respectively, "Proceedings" and "Disputes") and, for such purposes, irrevocably submits to the jurisdiction of the courts of England.

23.3	Each party irrevocably waives any objection which it might
at any time have to the courts of England being nominated as the forum to hear and determine any Proceedings and to settle any Disputes and agrees not to claim that the courts of England are not a convenient or appropriate forum.

23.4	Each party agrees that the process by which any Proceedings
are begun in England or elsewhere may be served on the Distributor partner by being delivered in accordance with Clause 22. Nothing contained in this Clause 23.4 shall affect the right to serve process in any other manner permitted by law.

23.5	The submission to the jurisdiction of the courts of England
shall not (and shall not be construed so as to) limit the right of the Supplier to take Proceedings against the Distributor partner in any other court of competent jurisdictions, nor shall the taking of Proceedings by the Supplier in any one or more jurisdictions preclude the Supplier taking Proceedings in any other jurisdiction (whether concurrently or not) if and to the extent permitted by applicable law.

24.	COUNTERPARTS

This Agreement may be executed in any number of counterparts each of which when executed and delivered shall be an original, but all the counterparts together shall constitute one and the same instrument.

AS WITNESS the hands of the duly authorised representatives of the parties the day and year first above written.

Supplier Partner                      Distributor Partner
Montagne Jeunesse                     Neoteric Cosmetics, Inc.
 International Ltd.


/s/ Brian Stevendale                  /s/ Mark Goldstein
Director                              President, CEO






SCHEDULE 1
PART A
The Products

See attached Price List(s)



PART B
The Supplier Core Products

ALL Hair Miracles
ALL Face Masques
ALL Face Tonics
ALL Foot Products
ALL Body Products


SCHEDULE 2
(The Territory)

United States of America






SCHEDULE 3
The Trade Marks

Montagne Jeunesse
Cut From The Wild
Chantelle
Model Secrets
One Night Color
Davinci
Fab Face Food
Renew You
Skin Treats
Perfectly Pampered
One Night Stand
Unique shapes of products

SCHEDULE  4
ORDERS AND FORECASTS



									EXHIBIT 31.1

CERTIFICATION

I, Mark E. Goldstein, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the
quarter ended March 31, 2005 of Scott's Liquid Gold-Inc.;

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

4.	The registrant's other certifying officer(s) and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused
such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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



DATED:  May 11, 2005

                              /s/ Mark E. Goldstein
                              ------------------------------------
                              Mark E. Goldstein
                              President, Chief Executive Officer,
                               and Chairman of the Board
                              Principal Executive Officer


									EXHIBIT 31.2

CERTIFICATION

I, Jeffry B. Johnson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for
the quarter ended March 31, 2005 of Scott's Liquid Gold-Inc.;

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

4.	The registrant's other certifying officer(s) and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused
 such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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



DATED:  May 11, 2005

                             /s/ Jeffry B. Johnson
                             --------------------------------------
                             Jeffry B. Johnson
                             Treasurer and Chief Financial Officer
                             Principal Financial Officer


                                                       EXHIBIT 32.1

CERTIFICATION OF 10-Q REPORT
OF
SCOTT'S LIQUID GOLD-INC.

FOR THE QUARTER MARCH 31, 2005

1. The undersigned are the Chief Executive Officer and the Chief Financial Officer of Scott's Liquid Gold-Inc. ("Scott's Liquid Gold"). This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies the 10-Q Report of Scott's Liquid Gold for the quarter ended
March 31, 2005.

2. We certify that such 10-Q Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of Scott's Liquid Gold.

This Certification is executed as of May 11, 2005.


/s/ Mark E. Goldstein
-----------------------------------
Mark E. Goldstein
President, Chief Executive Officer
 and Chairman of the Board
Principal Executive Officer


/s/ Jeffry B. Johnson
-----------------------------------
Jeffry B. Johnson
Treasurer and Chief Financial Officer
Principal Financial Officer