Form 10-Q
period 2005-06-30
SCOTTS LIQUID GOLD INC
filed 2005-08-10
CIK 88000

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION

	WASHINGTON, D.C.  20549

	FORM 10-Q


	QUARTERLY REPORT UNDER SECTION 13 OF THE
	SECURITIES EXCHANGE ACT OF 1934

	FOR THE QUARTERLY PERIOD ENDED

	June 30, 2005


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
                           Yes  [ ]             No  [X]

	As of June 30, 2005, the Registrant had 10,471,000 shares of its $0.10 par value common stock outstanding.













PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
	Consolidated Statements of Operations (Unaudited)

                      Three Months Ended          Six Months Ended
                  -------------------------   -------------------------
                            June 30,                    June 30,
                      2005          2004          2005          2004
                  -----------   -----------   -----------   -----------
Net sales         $ 5,724,800   $ 5,307,900   $11,247,300   $10,516,900

Operating costs
  and expenses:
   Cost of sales    3,131,400     2,970,000     6,238,900     5,720,600
   Advertising        202,000       173,400       478,500       637,100
   Selling          1,491,000     1,457,500     2,966,300     2,781,400
   General and
     administrative   999,200       950,200     2,022,000     1,936,700
                  -----------   -----------   -----------   -----------
                    5,823,600     5,551,100    11,705,700    11,075,800
                  -----------   -----------   -----------   -----------

Loss from operations  (98,800)     (243,200)     (458,400)     (558,900)
Interest income         7,800         9,900        20,400        20,500
Interest expense      (47,500)      (42,600)      (95,400)      (88,300)
                  -----------   -----------   -----------   -----------
                     (138,500)     (275,900)     (533,400)     (626,700)
Income tax
  expense (benefit)      -             -             -             -
                  -----------   -----------   -----------   -----------
Net loss          $  (138,500)  $  (275,900)  $  (533,400)  $  (626,700)
                  ===========   ===========   ===========   ===========

Net loss per common
 share (Note 3):
   Basic          $     (0.01)  $     (0.03)  $     (0.05)  $     (0.06)
                  ===========   ===========   ===========   ===========
   Diluted        $     (0.01)  $     (0.03)  $     (0.05)  $     (0.06)
                  ===========   ===========   ===========   ===========

Weighted average shares
outstanding:
   Basic           10,471,000    10,361,900    10,471,000    10,359,000
                  ===========   ===========   ===========   ===========
   Diluted         10,471,000    10,361,900    10,471,000    10,359,000
                  ===========   ===========   ===========   ===========








                    SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
                          Consolidated Balance Sheets

                                            June 30,     December 31,
                                              2005           2004
                                          ------------   -------------
                                           (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents              $ 1,637,700    $ 3,354,600
   Investment securities                       53,400         54,200
   Trade receivables, net of allowance
    for doubtful accounts of $135,400
    and $83,000, respectively                 658,400      1,419,700
   Other receivables                           62,300         56,900
   Inventories                              5,979,300      2,940,300
   Prepaid expenses                           422,700        489,600
   Deferred tax assets                        317,500        339,400
                                          -----------    -----------
      Total current assets                  9,131,300      8,654,700

Property, plant and equipment, net         14,005,200     14,349,600
Other assets                                   17,200         22,600
                                          -----------    -----------
   TOTAL ASSETS                           $23,153,700    $23,026,900
                                          ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current  liabilities:
   Line of Credit                         $   860,000    $   790,000
   Accounts payable                         2,753,500      1,795,700
   Accrued payroll and benefits             1,218,700      1,050,500
   Other accrued expenses                     353,500        413,700
   Current maturities of
    long-term debt                            941,000        917,000
                                          -----------    -----------
      Total current liabilities             6,126,700      4,966,900

Long-term debt, net of current maturities   1,416,100      1,893,000
Deferred tax liabilities                      317,500        339,400
                                          -----------    -----------
      Total liabilities                     7,860,300      7,199,300
                                          -----------    -----------

Commitments and contingencies
Shareholders' equity:
   Common stock; $.10 par value, authorized
     50,000,000 shares; issued and
     outstanding 10,471,000 shares          1,047,100      1,047,100
   Capital in excess of par                 4,979,200      4,979,200
   Accumulated comprehensive income             3,400          4,200
   Retained earnings                        9,263,700      9,797,100
                                          -----------    -----------
      Shareholders' equity                 15,293,400     15,827,600
                                          -----------    -----------

   TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                    $23,153,700    $23,026,900
                                          ===========    ===========


                  SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
	        Consolidated Statements of Cash Flows (Unaudited)

                                                Six Months Ended
                                                    June 30,
                                          --------------------------
                                              2005           2004
                                          -----------    -----------

Cash flows from operating activities:
Net loss                                  $  (533,400)   $  (626,700)
                                          -----------    -----------
  Adjustments to reconcile net loss
    to net cash provided (used) by
    operating activities:
      Depreciation and amortization           371,300        369,200
      Stock issued to ESOP                       -            11,400
      Changes in assets and liabilities:
         Trade and other receivables, net     755,900       (286,900)
         Inventories                       (3,039,100)       (81,500)
         Prepaid expenses and
          other assets                         58,800        (28,200)
         Accounts payable and
          accrued expenses                  1,065,800        387,500
                                          -----------    -----------
         Total adjustments to net loss       (787,300)       371,500
                                          -----------    -----------
           Net Cash Used by
            Operating Activities           (1,320,700)      (255,200)
                                          -----------    -----------

Cash flows from investing activities:
    Purchase of investment securities        (248,400)          -
    Proceeds from sale or maturity of
      investment securities                   250,000           -
    Purchase of property,
     plant & equipment                        (15,000)       (66,800)
                                          -----------    -----------
           Net Cash Used by
            Investing Activities              (13,400)       (66,800)
                                          -----------    -----------

Cash flows from financing activities:
    Proceeds from short-term
     borrowings                               200,000           -
    Payments on short-term
     borrowings                              (130,000)          -
    Principal payments on long-term
     borrowings                              (452,800)      (432,500)
                                          -----------    -----------
           Net Cash Used
            Financing Activities             (382,800)      (432,500)
                                          -----------    -----------
Net Decrease in Cash and
 Cash Equivalents                          (1,716,900)      (754,500)

Cash and Cash Equivalents,
 beginning of period                        3,354,600      3,498,600
                                          -----------    -----------
Cash and Cash Equivalents,
 end of period                            $ 1,637,700    $ 2,744,100
                                          ===========    ===========

Supplemental disclosures:
    Cash paid during period for:
      Interest                            $    93,000    $    88,900
                                          ===========    ===========
      Income taxes                        $       600    $       100
                                          ===========    ===========


               SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies

(a)	Company Background
	Scott's Liquid Gold-Inc. (a Colorado corporation) was incorporated on February 15, 1954. Scott's Liquid Gold-Inc. and its wholly owned subsidiaries (collectively, "we" or "our") manufacture and market quality household and skin care products. Since the first quarter of 2001, we have acted as a distributor in the United States of beauty care products contained in individual sachets and manufactured by Montagne Jeunesse.
Our business is comprised of two segments, household products and skin care products.

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
	We account for investments in marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities", which requires that we classify investments in marketable securities according to management's intended use of such investments. We invest our excess cash and have established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. We consider all investments as available for use in our current operations and, therefore, classify them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, reported net of tax, as a separate component of shareholders' equity and comprehensive income (loss). The cost of the securities sold is based on the specific identification method. Investments in corporate and government securities as of June 30, 2005, are scheduled to mature within one year.

(f)	Inventories
	Inventories consist of raw materials and finished goods and are stated at the lower of cost (first-in, first out method) or market. We record a reserve for slow moving and obsolete products and raw materials.

	Inventories were comprised of the following at:

                                 June 30, 2005      December 31, 2004
----------------------------------------------------------------------
      Finished goods             $ 4,667,200           $ 2,256,100
      Raw materials                1,621,100               993,200
      Inventory valuation
       in reserve                   (309,000)             (309,000)
----------------------------------------------------------------------
                                 $ 5,979,300           $ 2,940,300
======================================================================

(g)	Property, Plant and Equipment
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

	The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. The fair value of investments in marketable securities is based upon quoted market value. Our long-term debt bears interest at a variable rate, the lender's base rate, which approximates the prime rate. The carrying value of long-term debt approximates fair value as of June 30, 2005 and December 31, 2004.

i)	Long-Lived Assets
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
	Revenue is generally recognized upon delivery of products to customers, which is when title passes. Reserves for estimated market development support, pricing allowances and returns are provided in the period of sale as a reduction of revenue.
Reserves for returns and allowances are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. At June 30, 2005 and December 31, 2004 approximately $811,000 and $862,600, respectively, had been reserved as a reduction of accounts receivable, and approximately $70,000 and $90,000, respectively, had been reserved as current liabilities. Co-op advertising, marketing funds, slotting fees and coupons are deducted from gross sales and total $855,500 and $921,800 for the six months ended at June 30, 2005 and June 30, 2004, respectively.

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

	We granted 455,000 options for shares of our common stock during the six months ended June 30, 2005 with an average exercise price equal to $0.55. Had compensation cost been recorded based on the fair value of options granted by us, our pro-forma net loss and net loss per share would have been as follows:

                                Three Months Ended June 30,
              --------------------------------------------------------
                         2005                        2004
              --------------------------    --------------------------
              As Reported     Pro Forma    As Reported      Pro-Forma
              -----------   -----------    -----------    ------------
Net loss      $ (138,500)   $ (227,600)    $ (275,900)    $ (275,900)
Basic loss
 per share    $    (0.01)   $    (0.02)    $    (0.03)    $    (0.03)
Diluted loss
 per share    $    (0.01)   $    (0.02)    $    (0.03)    $    (0.03)


                                 Six Months Ended June 30,
               ------------------------------------------------------
                          2005                        2004
               -------------------------    -------------------------
               As Reported    Pro Forma     As Reported    Pro Forma
               -----------   -----------    -----------   -----------
Net loss       $ (533,400)   $ (624,500)    $  (626,700)  $  (643,000)
Basic loss
 per share     $    (0.05)   $    (0.06)    $     (0.06)  $     (0.06)
Diluted loss
 per share     $    (0.05)   $    (0.06)    $     (0.06)  $     (0.06)

	The fair value of options granted has been estimated as of the date of grant using the following assumptions as of:


                       Three Months Ended           Six Months Ended
                            June 30,                    June 30,
                     ----------------------      ----------------------
                       2005         2004           2005         2004
                     ---------    ---------      ---------    ---------
Dividend rate          $  -        $  -           $  -         $  -
Expected volatility       65%        169%             65%         169%
Risk-free
 interest rate          3.80%       3.04%           3.80%        3.04%
Expected life
 (in years)              4.5         4.5             4.5          4.5

(n)	Comprehensive Income
	We follow SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income includes all changes in equity during a period from non-owner sources.

	The following table is a reconciliation of our net loss to its total comprehensive loss for the three months and six months ended June 30, 2005 and 2004:

                      Three Months Ended           Six Months Ended
                             June 30,                   June 30,
                    ------------------------  ------------------------
                        2005         2004         2005         2004
                    -----------  -----------  -----------  -----------
Net loss            $  (138,500) $  (275,900) $  (533,400) $  (626,700)
Unrealized gain
 (loss) on investment
 securities                 700       (3,000)        (800)      (2,500)
                    -----------  -----------  -----------  -----------
Comprehensive loss  $  (137,800) $  (278,900) $  (534,200) $  (629,200)
                    ===========  ===========  ===========  ===========

(o)	Operating Costs and Expenses Classification

	Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out and nominal outside warehousing costs as a component of selling expense on the accompanying Consolidated Statement of Operations. Shipping and handling costs totaled $760,100 and $690,500 for the six months ended June 30, 2005 and 2004, respectively.

	Selling expenses consist primarily of shipping and handling costs, wages and benefits for sales and sales support personnel, travel brokerage commissions, promotional costs, as well as other indirect costs.

	General and administrative expenses consist of wages and benefits associated with management and administrative support departments, business insurance costs, professional fees, office facility related expenses and other general support costs.

(p)	Recently Issued Accounting Pronouncements
	The FASB has issued Statement of Financial Accounting Standards No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" (SFAS No. 151). The provisions of SFAS 151 are intended to eliminate narrow differences between the existing accounting standards of the FASB and the International Accounting Standards Board (IASB) related to inventory costs, in particular, the treatment of abnormal idle facility expense, freight, handling costs, and spoilage. SFAS No. 151 requires that theses costs be recognized as current period charges regardless of the extent to which they are considered abnormal. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on our operations, financial position or liquidity.

	In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, (revised 2004) "Share-Based Payment" ("SFAS 123(R)"). This statement is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as amended ("SFAS 123"), and requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). SFAS 123(R) covers various share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123(R) eliminates the ability to use the intrinsic value method of accounting for share options, as provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123(R) is effective beginning January 1, 2006, with early adoption encouraged. We are currently evaluating the statement's transition methods and do not expect this statement to have an effect materially different than that of the pro forma SFAS 123 disclosures provided in Note 1 to the our Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" in our 2004 Annual Report on Form 10-K and in
Note 1 above.

	In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153"). This Statement amends APB Opinion No. 29 to permit the exchange of nonmonetary assets to be recorded on a carry over basis when the nonmonetary assets do not have commercial substance. This is an exception to the basic measurement principal of measuring a nonmonetary asset exchange at fair value. A nonmonetary asset exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We have not entered into exchanges of nonmonetary assets in the past and do not expect to enter into any nonmonetary assets exchanges in the foreseeable future; however, if we enter into significant nonmonetary asset exchanges in the future, SFAS 153 could have a material effect on our consolidated financial position, results of operations or cash flows.

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

Note 3.

	Per share data was determined by using the weighted average number of common shares outstanding. Potentially dilutive securities, including stock options, are considered only for diluted earnings per share, unless considered anti-dilutive.
The potentially dilutive securities, which are comprised of outstanding stock options of 1,560,500 and 1,134,000 at June 30, 2005 and 2004, respectively, were excluded from the computation of weighted average shares outstanding due to the anti-dilutive effect.

	A reconciliation of the weighted average number of common shares outstanding for the three and six months ended June 30, 2005 follows:

                                                             Total
                            Three Months    Six Months       Shares
                            ------------   ------------   ------------
Common shares outstanding,
  beginning of the period    10,471,000     10,471,000     10,471,000
Stock options exercised            -              -              -
                             ----------     ----------     ----------

Weighted average number
 of common shares
 outstanding                 10,471,000     10,471,000     10,471,000

Dilutive effect of common
 share equivalents                -               -             -
                             ----------     ----------     ----------
Diluted weighted average
 number of common shares
 outstanding                 10,471,000     10,471,000     10,471,000
                             ==========     ==========     ==========

	At June 30, 2005, there were authorized 50,000,000 shares of our $0.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series. None of the preferred stock was issued or outstanding at June 30, 2005.

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

	The following provides information on our segments for the three and six months ended June 30:

                                Three Months ended June 30,
                     ----------------------------------------------
                               2005                    2004
                     ----------------------  ----------------------
                     Household   Skin Care   Household   Skin Care
                     Products    Products    Products    Products
                     ----------  ----------  ---------- -----------

Net sales to
 external customers  $2,061,300  $3,663,500  $2,452,100  $2,855,800
                     ==========  ==========  ==========  ==========
Income(loss) before
 Profit sharing,
 bonuses and
 income  taxes       $ (333,300) $  194,800  $  (43,600) $ (232,300)
                     ==========  ==========  ==========  ==========
Identifiable assets  $3,802,200  $8,417,200  $3,851,500  $6,433,400
                     ==========  ==========  ==========  ==========

                                 Six Months ended June 30,
                     ----------------------------------------------
                               2005                    2004
                     ----------------------  ----------------------
                     Household   Skin Care   Household   Skin Care
                     Products    Products    Products    Products
                     ----------  ----------  ----------  ----------
Net sales to
 external customers  $4,153,500  $7,093,800  $4,755,400  $5,761,500
                     ==========  ==========  ==========  ==========
Income(loss) before
 profit sharing,
 bonuses and
 income taxes        $ (754,600) $  221,200  $ (434,400) $ (192,300)
                     ==========  ==========  ==========  ==========
Identifiable assets  $3,802,200  $8,417,200  $3,851,500  $6,433,400
                     ==========  ==========  ==========  ==========

	The following is a reconciliation of segment information to consolidated information for the three and six months ended June 30:

               Three Months ended June 30,   Six Months ended June 30,
               ---------------------------   --------------------------
                   2005           2004           2005           2004
               ------------  -------------   ------------  ------------
Net sales to
 external
 customers     $ 5,724,800    $ 5,307,900    $11,247,300    $10,516,900
               ===========    ===========    ===========    ===========
Loss before
 profit
 sharing,
 bonuses and
 income taxes  $  (138,500)   $  (275,900)   $  (533,400)   $  (626,700)
               ===========    ===========    ===========    ===========
Identifiable
 assets        $12,219,400    $10,284,900    $12,219,400    $10,284,900
Corporate
 assets         10,934,300     13,473,900     10,934,300     13,473,900
               -----------    -----------    -----------    -----------
Consolidated
 total assets  $23,153,700    $23,758,800    $23,153,700    $23,758,800
               ===========    ===========    ===========    ===========

	Corporate assets noted above are comprised primarily of our cash and investments, deferred income tax assets and property and equipment not directly associated with the manufacturing, warehousing, shipping and receiving activities.

Item 2.	Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Results of Operations

	During the first half of 2005 we experienced increases in sales of our Montagne Jeunesse line of skin care products and an increase in sales of our other skin care products because of the introductions of new Alpha Hydrox products and additional Montagne Jeunesse sachets, while experiencing a decrease in our line of household products. Our net loss for the first half of 2005 was $533,400 versus a loss of $626,700 in the first half of 2004. The loss for 2005 was primarily due to a lower profit margin on the sales increase of our Montagne Jeunesse products and to the household products sales decrease, coupled with higher raw material costs for both segments.

Summary of Results as a Percentage of Net Sales

                          Year Ended      Six Months Ended
                          December 31,      June 30,
                          ------------   ------------------
                             2004          2005       2004
                           -------       -------    -------
Net sales
   Scott's Liquid Gold
    household products      41.3%         36.9%       45.2%
   Neoteric Cosmetics       58.7%         63.1%       54.8%
                           ------         ------     ------
Total Net Sales            100.0%         100.0%     100.0%
Cost of Sales               57.0%          55.5%      54.4%
                           ------         ------     ------
Gross profit                43.0%          44.5%      45.6%
Other revenue                0.2%           0.2%       0.2%
                           ------         ------     ------
                            43.2%          44.7%      45.8%
                           ------         ------     ------

Operating expenses          46.4%          48.6%      50.9%
Interest                     0.8%           0.8%       0.9%
                           ------         ------     ------
                            47.2%          49.4%      51.8%
                           ------         ------     ------

Loss before income taxes    (4.0%)         (4.7%)     (6.0%)
                           ======         ======     ======

	Our gross margins may not be comparable to those of other entities, since some entities include all of the costs related to their distribution network in cost of sales and others, like us, exclude a portion of them (freight out to customers and nominal outside warehouse costs) from gross margin, including them instead in the selling expense line item. See Note 1(o), Operating Costs and Expenses Classification, to the Consolidated Financial Statements in this Report.

Comparative Net Sales

                                                           Percentage
                                                            Increase
                                2005            2004       (Decrease)
                            -----------    -----------     ----------
Scott's Liquid Gold         $ 3,248,600    $ 3,414,600       (4.9%)
Touch of Scent                  904,900      1,340,700      (32.5%)
                            -----------    -----------      ------
     Total household
      products                4,153,500      4,755,300      (12.7%)
                            -----------    -----------      ------

Alpha Hydrox and
 other skin care              2,400,800      2,150,900       11.6%
Montagne Jeunesse
 skin care                    4,693,000      3,610,700       30.0%
                            -----------    -----------      ------
     Total skin care
      products                7,093,800      5,761,600       23.1%
                            -----------    -----------      ------

          Total Net
           Sales            $11,247,300    $10,516,900        6.9%
                            ===========    ===========      ======

Six Months Ended June 30, 2005
Compared to Six Months Ended June 30, 2004

	Consolidated net sales for the first half of the current year were $11,247,300 vs. $10,516,900 for the first six months of 2004, an increase of $730,400 or about 6.9%. Average selling prices for the first six months of the year 2005 were up by $64,800 over those of the comparable period of 2004, prices of household products being up by $219,100, while average selling prices of skin care products were down by $154,300. This decrease was primarily due to price promotions on selected cosmetic products. Co-op advertising, marketing funds, slotting fees and coupon expenses paid to retailers were subtracted from gross sales in accordance with current accounting policies totaling $855,500 in the first half of 2005 versus $921,800 in the same period in 2004, a decrease of $66,300 or 7.2%.

	During the first half of the year, net sales of skin care products accounted for 63.1% compared to 54.8% for the same period of 2004. Net sales of these products for those periods were $7,093,800 in 2005 compared to $5,761,600 in 2004, an increase of
$1,332,200 or 23.1%. We have continued to experience a drop in unit sales of our earlier-established alpha hydroxy acid products due primarily to maturing in the market for alpha hydroxy acid-based skin care products, intense competition from producers of similar or alternative products, many of which are considerably larger than Neoteric Cosmetics, Inc. and reduced distribution of these products at retail stores in prior periods. During the first quarter of 2005 we began introduction of four new items in our Alpha Hydrox line of cosmetic products. Because of this, our sales of Alpha Hydrox products (with and without alpha hydroxy acid) have increased during the first half of 2005. Although we are optimistic that this trend will continue, it is still too early to tell the acceptance of these products over time. For the first half of 2005, the sales of our Alpha Hydrox products accounted for 23.3% of net sales of skin care products and 14.7% of total net sales, compared to 25.2% of net sales of skin products and 13.8% of total net sales in the first half of 2004.

	For 2005, sales of Montagne Jeunesse products comprised a majority of net sales of our skin care products. Net sales of Montagne Jeunesse were approximately $4,693,000 in 2005 compared to $3,610,700 in 2004. We believe that this increase in sales of Montagne Jeunesse is attributable primarily to an increase in the number and type of Montagne Jeunesse sachets on retailers' shelves in the first half of 2005 versus 2004. We also believe that there were fewer units of products left over from holiday sales at the end of 2004 versus 2003 thus creating a need to replenish retailer inventory in the following year.

	In 2001, we commenced purchases of the skin care sachets from Montagne Jeunesse under a distribution agreement covering the United States. Montagne Jeunesse is the sole supplier of that product. On May 4, 2005, we entered into a new distribution agreement with Montagne Jeunesse International Ltd., which replaces the distribution agreement previously in effect. Sales of these products represent a significant source of our revenues. If the Montagne Jeunesse distribution agreement were to be terminated, it would significantly reduce our revenues, would have a material adverse effect on our operating results and cash flow and, absent other developments, would result in the need for substantial reductions in our expenses. The principal and controlling owner of Montagne Jeunesse is, to the knowledge of the Company, the beneficial owner at March 15, 2005 of approximately 10% of our outstanding common stock.

	Sales of household products for the first half of this year accounted for 36.9% of consolidated net sales compared to 45.2% for the same period of 2004. These products are comprised of "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener. During the six months ended June 30, 2005, sales of household products were $4,153,500, as compared to sales of $4,755,300 for the same six months of 2004. Sales of "Scott's Liquid Gold" for wood were down by $166,000, a decrease of 4.9%. This decrease was due to decreased distribution at retail stores. Sales of "Touch of Scent" were down by $435,800 or 32.5% primarily due to a decrease in distribution. In the second quarter, we began introducing a wood wash under the Scott's Liquid Gold product line; sales have been minimal to date.

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

	On a consolidated basis, cost of goods sold was $6,238,900 during the first six months of 2005 compared to $5,720,600 for the same period of 2004, an increase of $518,300 (9.1%, on a sales increase of 6.9%). As a percentage of consolidated net sales for the first half of 2005, cost of goods sold was 55.5% compared to 54.4% in 2004, an increase of 2.0%, which was essentially due to greater sales of Montagne Jeunesse products at a higher cost per unit, along with the increased cost of steel cans and the increase in the cost of petroleum based raw materials used in many of our products, offset somewhat by a lower cost of sales (as a percentage of sales) on our new Alpha Hydrox products.

	Operating Expenses, Interest Expense and Other Income

                                                         Percentage
                                                          Increase
                                2005           2004      (Decrease)
                            -----------    -----------   ----------
Operating Expenses
     Advertising            $   478,500    $   637,100     (24.9%)
     Selling                  2,966,300      2,781,400       6.6%
     General &
      Administrative          2,022,000      1,936,700       4.4%
                            -----------    -----------     ------
          Total operating
           expenses         $ 5,466,800      5,355,200       2.1%
                            ===========    ===========     ======

Interest Income             $    20,400    $    20,500      (0.1%)

Interest Expense            $    95,400    $    88,300       8.0%

	Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, increased $111,600 in the first half of 2005, when compared to the first half of 2004. The various components of operating expenses are discussed below.

	Advertising expenses for the first six months of 2005 were $478,500 compared to $637,100 for the comparable six months of 2004, a decrease of $158,600 or 24.9%. That decrease was entirely due to a decrease in advertising expenses applicable to household products.

	Selling expenses for the first half of 2005 were $2,966,300 compared to $2,781,400 for the comparable six months of 2004, an increase of $184,900 or 6.6%. That increase was comprised of an increase in freight and brokerage expenses of $49,600, an increase in salaries and fringe benefits and related travel expense of $141,500 primarily because of an increase in personnel in 2005 versus 2004, offset by a net decrease in other selling expenses, none of which by itself is significant, of $6,200.

	General and administrative expenses for the first six months of 2005 were $2,022,000 compared to $1,936,700 for the comparable period of 2004, an increase of $85,300 or 4.4%. Such increase was attributable to an increase in bad debt expense $43,200, an increase in professional fees of $24,000, and a net increase in other administrative expenses, none of which by itself is significant, of $18,100.

	Interest expense for the first six months of 2005 was $95,400 versus $88,300 for the comparable period of 2004.
Interest expense increased because of higher interest rates and borrowing levels under our line of credit. Interest income for the six months ended June 30, 2005 was $20,400 compared to $20,500 for the same period of 2004, which consists of interest earned on the Company's cash reserves in 2005 and 2004.

	During the first six months of 2005 and 2004, expenditures for research and development were not material (under 2% of revenues).

Three Months Ended June 30, 2005
Compared to Three Months Ended June 30, 2004

	Consolidated net sales for the second quarter of the current year were $5,724,800 versus $5,307,900 for the comparable quarter of 2004, an increase of $416,900 or about 7.9%. Average selling prices for the second quarter of 2005 were up by $123,800 over those of the comparable period of 2004, prices of household products being up by $181,300, while average selling prices of skin care products were down by $57,500. Co-op advertising, marketing funds, slotting fees and coupon expenses paid to retailers were subtracted from gross sales in accordance with current accounting policies totaling $491,500 in the second quarter of 2005 versus $406,700 in the same period in 2004, an increase of $84,800 or 20.9%. Because of the introduction of our new products, we are likely to see a similar increase in these expenses in subsequent quarters this year. This increase consisted of an increase in coupon expenses of $55,500, an increase in slotting of $78,300, offset by a decrease in co-op advertising of $49,000.

	During the second quarter of 2005, net sales of skin care products accounted for 64.0% of consolidated net sales compared to 53.8% for the second quarter of 2004. Net sales of these products for those periods were $3,663,500 in 2005 compared to $2,855,800 in 2004, an increase of $807,700 or 28.3%. The increase was almost entirely due to the introduction of four new items in our Alpha Hydrox line of products. Net sales of Montagne Jeunesse were approximately $1,943,900 in the second quarter of 2005 compared to $1,946,500 in the second quarter of 2004.

	Sales of household products for the second quarter of this year accounted for 36.0% of consolidated net sales compared to 46.2% for the same period of 2004. These products are comprised of "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener. During the second quarter of 2005, sales of household products were $2,061,300, as compared to sales of $2,452,100 for the same three months of 2004. Sales of "Scott's Liquid Gold" for wood were down by $61,600, a decrease of 3.5%. Sales of "Touch of Scent" were down by $329,200 or 47.2%. Please see the discussion above for the first half of 2005 for additional information regarding sales of household products, which is also applicable to sales of household products in the second quarter of 2005.

	On a consolidated basis, cost of goods sold was $3,131,400 during the second quarter of 2005 compared to $2,970,000 for the same period of 2004, an increase of $161,400 (5.4%, on a sales increase of 7.9%). As a percentage of consolidated net sales for the second quarter of 2005, cost of goods sold was 54.7% compared to 56.0% in 2004, a decrease of 2.2%. This percentage decrease was essentially due to greater sales of our Alpha Hydrox products at a lower cost per unit offset by increased cost of steel cans and the increase in the cost of petroleum based raw materials used in many of our products.

	Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, increased $111,100 in the second quarter of 2005, when compared to the same period during 2004. The various components of operating expenses are discussed below.

	Advertising expenses for the second quarter of 2005 were $202,000 compared to $173,400 for the comparable quarter of 2004, an increase of $28,600 or 16.5%. Advertising expenses applicable to household products increased by $9,100 (11.0%) during the second quarter of 2005, and advertising expenses for Alpha Hydrox products increased for the comparative three-month period by $19,500 (21.5%).

	Selling expenses for the three months ended June 30, 2005 were $1,491,000 compared to $1,457,500 for the comparable three months of 2004, an increase of $33,500 or 2.3%. That increase was primarily because of an increase in salaries and fringe benefits and related travel expense of $40,300 resulting from an increase in personnel in 2005 versus 2004, offset by a net decrease in other selling expenses, none of which by itself is significant, of $6,800.

	General and administrative expenses for the second quarter of 2005 were $999,200 compared to $950,200 for the comparable period of 2004, an increase of $49,000 or 5.2%. Such increase was primarily attributable to an increase in bad debt expense ($16,200), an increase in professional fees of $12,100, and a net increase in other administrative expenses, none of which by itself is significant, of $20,700.

	Interest expense for the second quarter of 2005 was $47,500 versus $42,600 for the comparable period of 2004. Interest expense increased because of higher interest rates and borrowing levels under our line of credit. Interest income for the three months ended
June 30, 2005 was $7,800 compared to $9,900 for the same period of 2004.

	During the second quarter of 2005 and of 2004, expenditures for research and development were not material (under 2% of revenues).

Liquidity and Capital Resources

	On August 8, 2005 we obtained a new $1,800,000 line of Credit with Citywide Banks of Aurora, Colorado. This line replaced the $1,500,000 line of credit dated August 8, 2004, from the same bank. Initially the original line of credit was to assist with inventory for the 2004 holiday sales; we continue to use the line of credit for inventory and other working capital purposes. The line of credit bears interest at a rate of .5% over the bank's base rate (6.0% at June 30, 2005) and matures on August 8, 2006. The line of credit is secured by inventory and accounts receivable. Under its terms, events of default include a material adverse change in our financial condition. The covenants remain the same as the bank loan described below.

	We have a bank loan for approximately $2.6 million at the bank's base rate, adjustable annually each November (5.00% at November 2004), secured by our land and buildings, with principal and interest payable monthly through November 2007. The loan agreement contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1. We may not declare any dividends that would result in a violation of either of these covenants. The foregoing requirements were met at the end of the first half of 2005.

	During the first half of 2005, our working capital decreased by $683,200, and concomitantly, our current ratio (current assets divided by current liabilities) decreased from 1.74 at December 31, 2004 to 1.49 at June 30, 2005. This decrease in working capital is attributable to a net loss in the first six months of 2005 of $533,400, a reduction in long-term debt of $476,900, a decrease in deferred tax liabilities of $21,900, and a decrease in accumulated comprehensive income of $800, offset by depreciation in excess of capital additions of $344,400, and a decrease in other assets of $5,400.

	At June 30, 2005, trade accounts receivable were $658,400 versus $1,419,700 at year-end, largely because sales in December of 2004 were greater than those of June of 2005. Accounts payable increased from the end of 2004 through June of 2005 by $957,800 corresponding primarily with the increase in inventory over that period. At June 30, 2005 inventories were $3,039,000 more than at December 31, 2004, due to the increase in inventories of Montagne Jeunesse, Alpha Hydrox, and household products to support sales of these products in the upcoming quarters.
Accrued payroll and benefits increased $168,200 from December 31, 2004 to June 30, 2005 primarily because of the increase in accrued employee fringe benefits. Other accrued liabilities decreased by $60,200 primarily because of a decrease in accrued property taxes.

	We have no significant capital expenditures planned for 2005 and have no current plans for any external financing, other than our existing bank loans. We expect that our available cash, cash flows from operating activities and borrowings under our line of credit will fund the cash requirements through June 30, 2006.

	Our dependence on operating cash flow means that risks involved in our business can significantly affect our liquidity. Any loss of a significant customer, any further decreases in distribution of our skin care or household products, any new competitive products affecting sales levels of our products, or any significant expense not included in our internal budget could result in the need to raise cash, such as through a bank financing. Except for the short-term line of credit described above, we have no arrangements for an external financing of debt or equity, and we are not certain whether any such financing would be available on acceptable terms. Please also see other risks summarized in "Forward Looking Statements" below. We expect our operating cash flows to improve if we achieve profitability in 2005.

Quantitative and Qualitative Disclosures About Market Risk

	Market risk represents the risk of loss due to adverse changes in financial and commodity market prices and rates.
We are not materially exposed to market risks regarding interest rates because the interest on our outstanding debt is at the lender's base rate, which approximates the prime rate, adjustable yearly. Our investments in debt and equity securities are short-term and not subject to significant fluctuations in fair value. If interest rates were to rise 10% from year-end levels, the fair value of our debt and equity securities would have decreased by approximately $600. Further, we do not use foreign currencies in our business. Currently, we receive payments for sales to parties in foreign countries in U.S. dollars. Additionally, we do not use derivative instruments or engage in hedging activities. As a result, we do not believe that near-term changes in market risks will have a material effect on results of our operations, financial position or cash flows.

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

	As of June 30, 2005, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms as of June 30, 2005. There was no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Not Applicable

Item 2.	Not Applicable

Item 3.	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

	On May 4, 2005, we held our 2005 Annual Meeting of Shareholders. At that meeting, the seven existing directors were nominated and re-elected as our directors. These seven persons constitute all members of our Board of Directors. These directors and the votes for and withheld for each of them were as follows:

                          For              Withheld
                        ---------          --------
Mark E. Goldstein       8,021,121           213,678
Jeffrey R. Hinkle       8,018,031           216,768
Jeffry B. Johnson       8,018,031           216,768
Dennis P. Passantino    8,018,031           216,768
Carl A. Bellini         8,031,881           202,918
Dennis H. Field         8,031,881           202,918
Gerald J. Laber         8,032,381           202,418

	In addition, at the 2005 Annual Meeting of Shareholders, our shareholders approved the Scott's Liquid Gold-Inc. 2005 Incentive Stock Plan as set forth in Exhibit B to our Proxy Statement dated April 6, 2005. The votes at such meeting with respect to such Plan were as follows:

    For        Against      Abstain       Broker Non-Votes
---------     ---------    ---------      ----------------
4,281,713       317,351        4,850          3,630,885

Item 5.	Not Applicable

Item 6.	Exhibits

10.0 Business Loan Agreement with Citywide Banks regarding a line of credit, a related Promissory Note and a related
         Security Agreement, all dated August 8, 2005
31.1    Rule 13a-14(a) Certification of the Chief Executive
        Officer
31.2    Rule 13a-14(a) Certification of the Chief Financial
        Officer
32.1    Section 1350 Certification


SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

       				SCOTT'S LIQUID GOLD-INC.


August 10, 2005		BY:  /s/ Mark E. Goldstein
    Date 				--------------------------------------
					Mark E. Goldstein
					President and Chief Executive Officer


August 10, 2005		BY:  /s/ Jeffry B. Johnson
    Date				--------------------------------------
					Jeffry B. Johnson
					Treasurer and Chief Financial Officer


EXHIBIT INDEX

Exhibit No.       Document

10.0              Business Loan Agreement with Citywide Banks
                   regarding a line of credit, a related Promissory Note and a related Security Agreement, all dated August 8, 2005
31.1              Rule 13a-14(a) Certification of the Chief
                    Executive Officer
31.2              Rule 13a-14(a) Certification of the Chief
                    Financial Officer
32.1              Section 1350 Certification