Form 10-Q
period 2005-11-03
SCOTTS LIQUID GOLD INC
filed 2005-11-03
CIK 88000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

September 30, 2005


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

	As of September 30, 2005, the Registrant had 10,501,000 shares of its $0.10 par value common stock outstanding.




PART I.   FINANCIAL INFORMATION

Item 1.        Financial Statements

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

                      Three Months                 Nine Months
                    Ended September 30,         Ended September 30,
                -------------------------    -------------------------
                    2005          2004           2005          2004
                -----------   -----------    -----------   -----------
Net sales       $ 6,506,000   $ 5,116,700    $17,753,300   $15,633,600

Operating costs
 and expenses:
   Cost Of Sales  3,513,600     3,129,000      9,752,500     8,849,600
   Advertising      151,800       101,000        630,300       738,100
   Selling        1,455,700     1,381,200      4,422,000     4,162,600
   General and
    administrative  757,100       835,700      2,779,100     2,772,400
                -----------   -----------    -----------   -----------
                  5,878,200     5,446,900     17,583,900    16,522,700
                -----------   -----------    -----------   -----------

Income (loss)
 from operations    627,800      (330,200)       169,400      (889,100)
Interest income       9,900        10,400         30,200        30,900
Interest expense    (54,000)      (40,000)      (149,300)     (128,300)
                -----------   -----------    -----------   -----------
                    583,700      (359,800)        50,300      (986,500)

Income tax expense
 (benefit)             -             -              -             -
                -----------   -----------    -----------   -----------

Net income
 (loss)         $   583,700   $  (359,800)   $    50,300   $  (986,500)
                ===========   ===========    ===========   ===========

Net income
 (loss) per
 common share
 (Note 3):
   Basic        $       .06   $      (.03)   $       .00   $      (.10)
                ===========   ===========    ===========   ===========
   Diluted      $       .06   $      (.03)   $       .00   $      (.10)
                ===========   ===========    ===========   ===========

Weighted average
 shares
 outstanding:
   Basic         10,494,800    10,387,900     10,478,900    10,368,600
                ===========   ===========    ===========   ===========
   Diluted       10,560,400    10,387,900     10,500,800    10,368,600
                ===========   ===========    ===========   ===========







SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Balance Sheets

                                         September 30,   December 31,
                                              2005           2004
                                         ------------   -------------
                                          (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents             $ 1,912,900     $ 3,354,600
   Investment securities                      52,500          54,200
   Trade receivables, net of allowance
    for doubtful accounts of $89,000
    and $83,000, respectively              1,073,000       1,419,700
   Other receivables                          50,800          56,900
   Inventories                             4,795,700       2,940,300
   Prepaid expenses                          256,200         489,600
   Deferred tax assets                       304,000         339,400
                                         -----------     -----------
      Total current assets                 8,445,100       8,654,700

Property, plant and equipment, net        13,826,500      14,349,600
Other assets                                  14,500          22,600
                                         -----------     -----------
   TOTAL ASSETS                          $22,286,100     $23,026,900
                                         ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current  liabilities:
   Line of Credit                        $ 1,030,000     $   790,000
   Accounts payable                        1,603,200       1,795,700
   Accrued payroll and benefits              925,500       1,050,500
   Other accrued expenses                    403,800         413,700
   Current maturities of
    long-term debt                           953,000         917,000
                                         -----------     -----------
      Total current liabilities            4,915,500       4,966,900

Long-term debt, net of current maturities  1,173,600       1,893,000
Deferred tax liabilities                     304,000         339,400
                                         -----------     -----------
      Total liabilities                    6,393,100       7,199,300
                                         -----------     -----------

Commitments and contingencies
Shareholders' equity:
   Common stock; $.10 par value, authorized
     50,000,000 shares; issued and
      outstanding 10,501,000 shares and
      10,471,000 shares, respectively      1,050,100       1,047,100
   Capital in excess of par                4,993,000       4,979,200
   Accumulated comprehensive income            2,500           4,200
   Retained earnings                       9,847,400       9,797,100
                                         -----------     -----------
      Shareholders' equity                15,893,000      15,827,600
                                         -----------     -----------


   TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                 $22,286,100     $23,026,900
                                         ===========     ===========



SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

                                               Nine Months Ended
                                                  September 30,
                                           --------------------------
                                               2005          2004
                                           -----------    -----------
Cash flows from operating activities:
Net income (loss)                          $    50,300    $  (986,500)
                                           -----------    -----------
  Adjustments to reconcile net
   income (loss) to net
   cash provided (used)
   by operating activities:
    Depreciation and amortization              553,700        554,000
    Stock issued to ESOP                        16,800         30,000
    Changes in assets and liabilities:
       Trade and other receivables, net        352,800       (242,900)
       Inventories                          (1,855,400)      (231,700)
       Prepaid expenses and other assets       225,300        (51,600)
       Accounts payable and accrued
        expenses                              (327,400)       678,900
                                           -----------     ----------
    Total adjustments to net
     income (loss)                          (1,034,200)       736,700
                                           -----------    -----------
       Net Cash Used by
        Operating Activities                  (983,900)      (249,800)
                                           -----------    -----------
Cash flows from investing activities:
  Purchase of investment securities           (248,400)          -
  Proceeds from sale or maturity
   of investment securities                    250,000        250,000
  Purchase of property, plant &
   equipment                                   (16,000)      (109,800)
                                           -----------    -----------
       Net Cash Provided (Used) by
        Investing Activities                   (14,400)       140,200
                                           -----------    -----------

Cash flows from financing activities:
  Proceeds from short-term borrowings          500,000        200,000
  Payments on short-term borrowings           (260,000)          -
  Principal payments on
   long-term borrowings                       (683,400)      (652,500)
                                           -----------    -----------
       Net Cash Used by
        Financing Activities                  (443,400)      (452,500)
                                           -----------    -----------
Net Decrease in Cash and
 Cash Equivalents                           (1,441,700)      (562,100)

Cash and Cash Equivalents,
 beginning of period                         3,354,600      3,498,600
                                           -----------    -----------
Cash and Cash Equivalents, end of period   $ 1,912,900    $ 2,936,500
                                           ===========    ===========
Supplemental disclosures:
  Cash paid during period for:
    Interest                               $   145,500    $   129,200
                                           ===========    ===========
    Income taxes                           $       600    $      -
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

	We account for investments in marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities", which requires that we classify investments in marketable securities according to management's intended use of such investments. We invest our excess cash and have established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. We consider all investments as available for use in our current operations and, therefore, classify them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, reported net of tax, as a separate component of shareholders' equity and comprehensive income (loss). The cost of the securities sold is based on the specific identification method. Investments in corporate and government securities as of September 30, 2005, are scheduled to mature within one year.

(f)	Inventories

	Inventories consist of raw materials and finished goods and are stated at the lower of cost (first-in, first out method) or market. We record a reserve for slow moving and obsolete products and raw materials.

	Inventories were comprised of the following at:

                              September 30, 2005    December 31, 2004
---------------------------------------------------------------------
      Finished goods             $ 3,553,900          $ 2,256,100
      Raw materials                1,550,800              993,200
      Inventory valuation
       in reserve                   (309,000)            (309,000)
---------------------------------------------------------------------
                                 $ 4,795,700          $ 2,940,300
=====================================================================

(g)	Property, Plant and Equipment

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

	The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. The fair value of investments in marketable securities is based upon quoted market value. Our long-term debt bears interest at a variable rate, the lender's base rate, which approximates the prime rate. The carrying value of long-term debt approximates fair value as of September 30, 2005 and December 31, 2004.

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

	Revenue is generally recognized upon delivery of products to customers, which is when title passes. Reserves for estimated market development support, pricing allowances and returns are provided in the period of sale as a reduction of revenue.
Reserves for returns and allowances are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered.
At September 30, 2005 and December 31, 2004 approximately $888,400 and $862,600, respectively, had been reserved as a reduction of accounts receivable, and approximately $35,000 and $90,000, respectively, had been reserved as current liabilities. Co-op advertising, marketing funds, slotting fees and coupons are deducted from gross sales and total $1,447,900 and $1,380,600 for the nine months ended September 30, 2005 and September 30, 2004, respectively.

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

	We granted 720,000 options for shares of our common stock during the nine months ended September 30, 2005 with an average exercise price equal to $0.57. Had compensation cost been recorded based on the fair value of options granted by us, our pro-forma net income (loss) and net income (loss) per share would have been as follows:

                          Three Months Ended September 30,
               ------------------------------------------------------
                        2005                          2004
               --------------------------  --------------------------
               As Reported     Pro Forma   As Reported     Pro-Forma
               ------------  ------------  ------------  ------------
Net income
 (loss)        $   583,700   $   526,200   $  (359,800)  $  (360,600)
Basic income
 (loss)
 per share     $      0.06   $      0.05   $     (0.03)  $     (0.03)
Diluted
 income (loss)
 per share     $      0.06   $      0.05   $     (0.03)  $     (0.03)

                           Nine Months Ended September 30,
               ------------------------------------------------------
                         2005                           2004
               --------------------------  --------------------------
               As Reported     Pro Forma   As Reported     Pro-Forma
               ------------  ------------  ------------  ------------
Net income
(loss)         $    50,300   $   (98,200)  $  (986,500)  $(1,003,900)
Basic income
 (loss) per
 share         $      -      $     (0.01)  $     (0.10)  $     (0.10)
Diluted income
(loss) per
 share         $      -      $     (0.01)   $    (0.10)  $     (0.10)

	The fair value of options granted has been estimated as of the date of grant using the following assumptions as of:

                      Three Months Ended         Nine Months Ended
                        September 30             September 30,
                    ----------------------    ----------------------
                      2005         2004         2005         2004
                    ---------  -----------    ---------  -----------
Dividend rate       $   -      $     -        $   -      $      -
Expected volatility     65%          72%          65%          153%
Risk-free
 interest rate        3.80%        3.10%        3.80%         3.10%
Expected life
 (in years)            4.5          4.5          4.5           4.5

(n)	Comprehensive Income

	We follow SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income includes all changes in equity during a period from non-owner sources.


       The following table is a reconciliation of our net income
(loss) to our total comprehensive income (loss) for the three months and nine months ended September 30, 2005 and 2004:

                      Three Months Ended           Nine Months Ended
                        September 30,               September 30,
                    ------------------------  -----------------------
                        2005         2004         2005         2004
                    -----------  -----------  -----------  ----------
Net income (loss)   $   583,700  $  (359,800) $    50,300  $ (986,500)
Unrealized gain
 (loss) on
 investment
 securities                (900)       1,500       (1,700)     (1,000)
                    -----------  -----------  -----------  ----------
Comprehensive
 income (loss)      $   582,800  $  (358,300) $    48,600  $ (987,500)
                    ===========  ===========  ===========  ==========

(o)	Operating Costs and Expenses Classification

	Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out and nominal outside warehousing costs as a component of selling expense on the accompanying Consolidated Statement of Operations. Shipping and handling costs totaled $1,198,600 and $1,073,700 for the nine months ended September 30, 2005 and 2004, respectively.
For the three months ended September 30, 2005 and 2004, shipping and handling costs totaled $438,500 and $383,200, respectively.

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

(p)	Recently Issued Accounting Pronouncements

	In November 2004 the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" (SFAS No. 151). The provisions of SFAS 151 are intended to eliminate narrow differences between the existing accounting standards of the FASB and the International Accounting Standards Board (IASB) related to inventory costs, in particular, the treatment of abnormal idle facility expense, freight, handling costs, and spoilage. SFAS No. 151 requires that these costs be recognized as current period charges regardless of the extent to which they are considered abnormal. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SAAS 151 is not expected to have a material impact on our operations, financial position or liquidity.

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


Note 3.  Earnings per Share

	Per share data was determined by using the weighted average number of common shares outstanding. Potentially dilutive securities, including stock options, are considered only for diluted earnings per share, unless considered anti-dilutive.
The potentially dilutive securities are comprised of outstanding stock options of 1,780,000 and 1,120,000 at September 30, 2005 and 2004.

	A reconciliation of the weighted average number of common shares outstanding for the three and nine months ended
September 30, 2005 follows:

                                                             Total
                          Three Months     Nine Months       Shares
                          ------------     -----------     ----------
Common shares outstanding
 beginning of period       10,471,000      10,471,000      10,471,000
Stock issued to ESOP           23,800           7,900          30,000
                           ----------      ----------      ----------

Weighted average number
 of common shares
 outstanding               10,494,800      10,478,900      10,501,000

Dilutive effect of
 common share equivalents      65,600          21,900            -
                           ----------      ----------      ----------

Diluted weighted average
 number of common shares
 outstanding               10,560,400      10,500,800      10,501,000
                           ==========      ==========      ==========

* For the three and nine months ended September 30, 2005, the stock issued to the ESOP is a weighted average.

	At September 30, 2005, there were authorized 50,000,000 shares of our $0.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series. None of the preferred stock was issued or outstanding at September 30, 2005.

Note 4.  Segment Information

	We operate in two different segments: household products and skin care products. Our products are sold in the United States and internationally (primarily Canada), directly and through independent brokers, to mass merchandisers, drug stores, supermarkets, wholesale distributors and other retail outlets.
Our Management has chosen to organize our business around these segments based on differences in the products sold. The household products segment includes "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent, " a room air freshener. The skin care segment includes: "Alpha Hydrox, " alpha hydroxy acid cleansers and lotions; a retinol product; "Diabetic Skin Care," a healing cream and moisturizer developed to address skin conditions of diabetics; and skin care and other sachets of Montagne Jeunesse distributed by us.

	The following provides information related to our segments as of and for the three and nine months ended September 30, 2005 and 2004:

                           Three Months Ended September 30,
               -----------------------------------------------------
                           2005                          2004
                -------------------------   -------------------------
                 Household     Skin Care     Household     Skin Care
                 Products      Products      Products      Products
                -----------   -----------   -----------   -----------
Net sales to
 external
 customers      $ 1,874,400   $ 4,631,600   $ 2,059,800   $ 3,056,900
                ===========   ===========   ===========   ===========
Income (loss)
 Before profit
 sharing,
 bonuses, and
 income taxes   $   (91,000)  $   674,700   $  (121,100)  $  (238,700)
                ===========   ===========   ===========   ===========
Identifiable
 Assets         $ 3,420,400   $ 7,797,600   $ 3,476,600   $ 6,830,900
                ===========   ===========   ===========   ===========

                              Nine Months Ended September 30,
                -----------------------------------------------------
                           2005                        2004
                -------------------------   -------------------------
                 Household     Skin Care     Household     Skin Care
                 Products      Products      Products      Products
                -----------   -----------   ----------    -----------
Net sales to
 external
 customers      $ 6,027,900   $11,725,400   $ 6,815,100   $ 8,818,500
                ===========   ===========   ===========   ===========
Income (loss)
 before  profit
 sharing,
 bonuses and
 income taxes   $  (845,600)  $   895,900   $  (555,500)  $  (431,000)
                ===========   ===========   ===========   ===========
Identifiable
 Assets         $ 3,420,400   $ 7,797,600   $ 3,476,600   $ 6,830,900
                ===========   ===========   ===========   ===========

	The following is a reconciliation of segment information to consolidated information as of and for the three and nine months ended September 30, 2005 and 2004:





                   Three Months Ended             Nine Months Ended
                       September 30,                September 30,
                -------------------------    -------------------------
                    2005          2004          2005          2004
                -----------   -----------    -----------   -----------
Net sales to
 external
 customers      $ 6,506,000   $ 5,116,700    $17,753,300   $15,633,600
                ===========   ===========    ===========   ===========
Income (loss)
 before profit
 sharing,
 bonuses and
 income taxes   $   583,700   $  (359,800)   $    50,300   $  (986,500)
                ===========   ===========    ===========   ===========
Identifiable
assets          $11,218,000   $10,307,500    $11,218,000   $10,307,500
Corporate
 assets          11,068,100    13,366,900     11,068,100    13,366,900
                -----------   -----------    -----------   -----------
Consolidated
 total assets   $22,286,100   $23,674,400    $22,286,100   $23,674,400
                ===========   ===========    ===========   ===========

	Corporate assets noted above are comprised primarily of our cash and investments, deferred income tax assets and property and equipment not directly associated with the manufacturing, warehousing, shipping and receiving activities.

Item 2.	Management's Discussion and Analysis of Financial Condition
		 and Results of Operations (Unaudited)

Results of Operations

	During the first nine months of 2005 we experienced increases in sales of our Montagne Jeunesse line of skin care products and an increase in sales of our other skin care products because of the introductions of new Alpha Hydrox products and additional Montagne Jeunesse sachets, while experiencing a decrease in our line of household products. Our net income for the first nine months of 2005 was $50,300 versus a loss of $986,500 in the first nine months of 2004. The income for 2005 was primarily due to the increase in sales from our new Alpha Hydrox product introductions.


Summary of Results as a Percentage of Net Sales

                             Year Ended      Nine Months Ended
                            December 31,       September 30,
                                2004         2005         2004
                           -------------  -----------  -----------
                             (Audited)    (Unaudited)  (Unaudited)
Net sales
  Scott's Liquid Gold
   household products          41.3%           34.0%        43.6%
  Neoteric Cosmetics           58.7%           66.0%        56.4%
                             -------         -------      -------
Total Net Sales               100.0%          100.0%       100.0%
Cost of Sales                  57.0%           54.9%        56.6%
                             -------         -------      -------
Gross profit                   43.0%           45.1%        43.4%
Other revenue                   0.2%            0.2%         0.2%
                             -------         -------       ------
                               43.2%           45.3%        43.6%
                             -------         -------      -------

Operating expenses             46.4%           44.2%        49.1%
Interest expense                0.8%            0.8%         0.8%
                             -------         -------      -------
                               47.2%           45.0%        49.9%
                             -------         -------      -------

Income (loss) before
 income taxes                  (4.0%)           0.3%        (6.3%)
                            ========         =======      =======

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


Comparative Net Sales

                                Nine Months Ended         Percentage
                                   September 30,           Increase
                               2005           2004        (Decrease)
                           -----------    -----------     ----------
Scott's Liquid Gold        $ 4,683,000    $ 4,908,800        (4.6%)
Touch of Scent               1,344,900      1,906,300       (29.5%)
                           -----------    -----------       ------
     Total household
      chemical products      6,027,900      6,815,100       (11.6%)
                           -----------    -----------       ------

Alpha Hydrox and
 other skin care             4,863,500      2,698,300        80.2%
Montagne Jeunesse
 skin care                   6,861,900      6,120,200        12.1%
                           -----------    -----------       ------
     Total skin care
      Products              11,725,400      8,818,500        33.0%
                           -----------    -----------       ------

          Total Net
           Sales           $17,753,300    $15,633,600        13.6%
                           ===========    ===========       ======



Nine Months Ended September 30, 2005
Compared to Nine Months Ended September 30, 2004

	Consolidated net sales for the first nine months of the current year were $17,753,300 versus $15,633,600 for the first nine months of 2004, an increase of $2,119,700 or about 13.6%. Average selling prices for the first nine months of 2005 were down by $174,000 over those of the comparable period of 2004, prices of household products being up by $27,800, while average selling prices of skin care products were down by $201,800. This decrease was primarily due to price promotions on selected cosmetic products. Co-op advertising, marketing funds, slotting fees and coupon expenses (promotional allowances) paid to retailers were subtracted from gross sales in accordance with current accounting policies totaling $1,447,900 in the first nine of 2005 versus $1,380,600 in the same period in 2004, an increase of $67,300 or 4.9%.

	During the first nine months of the year, net sales of skin care products accounted for 66.0% of consolidated net sales compared to 56.4% for the first nine months of 2004. Net sales of these products for those periods were $11,725,400 in 2005 compared to $8,818,500 in 2004, an increase of $2,906,900 or 33.0%. We have continued to experience a drop in unit sales of our earlier-established alpha hydroxy acid products due primarily to maturing in the market for alpha hydroxy acid-based skin care products, intense competition from producers of similar or alternative products, many of which are considerably larger than Neoteric Cosmetics, Inc. and reduced distribution of these products at retail stores in prior periods. During the first quarter of 2005 we began introduction of four new items in our Alpha Hydrox line of cosmetic products. Because of this, our sales of Alpha Hydrox products (with and without alpha hydroxy acid) have increased during the first nine months of 2005. Although we are optimistic that this trend will continue, it is still too early to tell the consumer acceptance of these products which is necessary for reorders of these products and expanding the distribution of these products. For the first nine months of 2005, the sales of our Alpha Hydrox products accounted for 32.9% of net sales of skin care products and 21.7% of total net sales, compared to 19.5% of net sales of skin care products and 11.0% of total net sales in the first nine months of 2004.

	For 2005, net sales of Montagne Jeunesse were approximately $6,861,900 compared to $6,120,200 in 2004. We believe that this increase in sales of Montagne Jeunesse is attributable to an increase in the number and type of Montagne Jeunesse sachets on retailers' shelves in the first half of 2005 versus 2004. We also believe that there were fewer units of products left over from holiday sales at the end of 2004 versus 2003 thus creating a need to replenish retailer inventory in the following year.

	In 2001, we commenced purchases of the skin care sachets from Montagne Jeunesse under a distribution agreement covering the United States. Montagne Jeunesse is the sole supplier of that product. On May 4, 2005, we entered into a new distribution agreement with Montagne Jeunesse International Ltd., which replaces the distribution agreement previously in effect. Sales of these products represent a significant source of our revenues. If the Montagne Jeunesse distribution agreement were to be terminated, it would significantly reduce our revenues, would have a material adverse effect on our operating results and cash flow and, absent other developments, would result in the need for substantial reductions in our expenses. The principal and controlling owner of Montagne Jeunesse is, to our knowledge, the beneficial owner at March 15, 2005 of approximately 10% of our outstanding common stock.

	Sales of household products for the first nine months of this year accounted for 34.0% of consolidated net sales compared to 43.6% for the same period of 2004. These products are comprised primarily of "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener. During the nine months ended September 30, 2005, sales of household products were $6,027,900, as compared to sales of $6,815,100 for the same nine months of 2004. Sales of "Scott's Liquid Gold" for wood were down by $225,800, a decrease of 4.6%. This decrease was due to decreased distribution at retail stores. Sales of "Touch of Scent" were down by $561,400 or 29.5%, due to a decrease in distribution. In the second quarter, we began introducing a wood wash under the Scott's Liquid Gold product line; sales have been minimal to date.

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

	On a consolidated basis, cost of goods sold was $9,752,500 during the first nine months of 2005 compared to $8,849,600 for the same period of 2004, an increase of $902,900 (10.2% on a sales increase of 13.6%). As a percentage of consolidated net sales for the first nine months of 2005, cost of goods sold was 54.9% compared to 56.6% in 2004, a decrease of 3.0%. This was essentially due to our increase in plant utilization, resulting from increased sales of our Alpha Hydrox cosmetic products during 2005, offset by greater sales of Montagne Jeunesse products at a higher cost per unit, along with the increased cost of steel cans and increase in the cost of petroleum based raw materials used in many of our products.

Operating Expenses, Interest Expense and Other Income

                                   Nine Months Ended      Percentage
                                      September 30,         Increase
                                  2005            2004     (Decrease)
                              -----------    -----------   ----------
Operating Expenses
    Advertising               $   630,300    $   738,100     (14.6%)
    Selling                     4,422,000      4,162,600       6.2%
    General & Administrative    2,779,100      2,772,400       0.2%
                              -----------    -----------     ------
         Total operating
          expenses            $ 7,831,400    $ 7,673,100       2.1%
                              ===========    ===========     ======

Interest Income               $    30,200    $    30,900      (2.3%)
                              ===========    ===========     ======

Interest Expense              $   149,300    $   128,300      16.4%
                              ===========    ===========     ======

	Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, increased by $158,300 or 2.1% in the first nine months of 2005, when compared to the first nine months of 2004. The various components of operating expenses are discussed below.

	Advertising expenses for the first nine months of 2005 were $630,300 compared to $738,100 for the comparable nine months of 2004, a decrease of $107,800 or 14.6%. That decrease was entirely due to a decrease in advertising expenses applicable to household products. We will be advertising both our household chemical products and our skincare products in the fourth quarter. As a result, our advertising expenses for 2005 could be approximately equal to last year's totals. This additional advertising in the fourth quarter over the third quarter could also (depending on the sales benefit of that advertising) result in lower operating results in the fourth quarter.

	Selling expenses for the first nine months of 2005 were $4,422,000 compared to $4,162,600 for the comparable nine months of 2004, an increase of $259,400 or 6.2%. That increase was comprised of an increase in freight and brokerage expenses of $87,500, an increase in salaries and fringe benefits and related travel expense of $138,700 primarily because of staffing changes and sales incentives in 2005 versus 2004, an increase in depreciation and royalty expense of $68,500 offset by a net decrease in other selling expenses, none of which by itself is significant, of $35,300.

	General and administrative expenses for the first nine months of 2005 were $2,779,100 compared to $2,772,400 for the comparable nine months of 2004, an increase of $6,700 or 0.2%.

	Interest expense for the first nine months of 2005 was $149,300 versus $128,300 for the comparable period of 2004. Interest expense increased because of higher interest rates and borrowing levels under our line of credit. Interest income for the nine months ended September 30, 2005 was $30,200 compared to $30,900 for the same period of 2004, which consists of interest earned on our cash reserves in 2005 and 2004.

	During the third quarter of 2005 and of 2004, expenditures for research and development were not material (under 2% of revenues).

Three Months Ended September 30, 2005
Compared to Three Months Ended September 30, 2004

	Consolidated net sales for the third quarter of the current year were $6,506,000 versus $5,116,700 for the comparable quarter of 2004, an increase of $1,389,300 or about 27.2%. Average selling prices for the third quarter of 2005 were down by $199,300 over those of the comparable period of 2004, prices of household products being down by $55,100, while average selling prices of skin care products were down by $144,200. Co-op advertising, marketing funds, slotting fees and coupon expenses (promotional allowances) paid to retailers were subtracted from gross sales in accordance with current accounting policies totaling $592,400 in the third quarter of 2005 versus $458,800 in the same period in 2004, an increase of $133,600 or 29.1%. This increase consisted of an increase in coupon expenses of $13,700, an increase in slotting of $111,900, and an increase in co-op advertising of $8,000.

	During the third quarter of 2005, net sales of skin care products accounted for 71.2% of consolidated net sales compared to 59.7% for the third quarter of 2004. Net sales of these products for those periods were $4,631,600 in 2005 compared to $3,056,900 in 2004, an increase of $1,574,700 or 51.5%. The increase was almost entirely due to the introduction of four new items in our Alpha Hydrox line of products. Net sales of Montagne Jeunesse were approximately $2,168,900 in the third quarter of 2005 compared to $2,509,500 in the third quarter of 2004, this decrease was primarily due to a decrease in promotional display orders.

	Sales of household products for the third quarter of this year accounted for 28.8% of consolidated net sales compared to 40.3% for the same period of 2004. These products are comprised primarily of "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, and "Touch of Scent", a room air freshener. During the third quarter of 2005, sales of household products were $1,874,400, as compared to sales of $2,059,800 for the same three months of 2004. Sales of "Scott's Liquid Gold" for wood were down by $59,800, a decrease of 4.0%. Please see the discussion above for the first nine months of 2005 for additional information regarding sales of household products, which is also applicable to sales of household products in the third quarter of 2005.

	On a consolidated basis, cost of goods sold was $3,513,600 during the third quarter of 2005 compared to $3,129,000 for the same period of 2004, an increase of $384,600 (12.3%, on a sales increase of 27.2%). As a percentage of consolidated net sales for the third quarter of 2005, cost of goods sold was 54.0% compared to 61.2% in 2004, a decrease of 11.7%. This percentage decrease was essentially due to greater sales of our Alpha Hydrox products at a lower cost per unit offset by increased cost of steel cans and the increase in the cost of petroleum based raw materials used in many of our products.

	Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, increased by $46,700 or 2.0% in the third quarter of 2005, when compared to the same period during 2004. The various components of operating expenses are discussed below.

	Advertising expenses for the third quarter of 2005 were $151,800 compared to $101,000 for the comparable quarter of 2004, an increase of $50,800 or 50.3%. Advertising expenses applicable to household products decreased by $12,100 (29.9%), and advertising expenses for Alpha Hydrox products increased for the comparative three-month period by $62,900 (104.0%).

	Selling expenses for the three months ended September 30, 2005 were $1,455,700 compared to $1,381,200 for the comparable three months of 2004, an increase of $74,500 or 5.4%. That increase was primarily because of an increase in depreciation and royalty expense of $68,800 and a net increase in other selling expenses, none of which by itself is significant, of $5,700.

	General and administrative expenses for the third quarter of 2005 were $757,100 compared to $835,700 for the comparable period of 2004, a decrease of $78,600 or 9.4%. Such decrease was primarily attributable to a decrease in bad debt expense of $61,400, a decrease in salaries and fringe benefits of $42,100, and a net increase in other administrative expenses, none of which by itself is significant, of $24,900.

	Interest expense for the third quarter of 2005 was $54,000 versus $40,000 for the comparable period of 2004. Interest expense increased because of higher interest rates and borrowing levels under our line of credit. Interest income for the three months ended September 30, 2005 was $9,900 compared to $10,400 for the same period of 2004.

	During the third quarter of 2005 and of 2004, expenditures for research and development were not material (under 2% of revenues).

Liquidity and Capital Resources

	On August 8, 2005 we obtained a new $1,800,000 line of credit with Citywide Banks of Aurora, Colorado. This line replaced the $1,500,000 line of credit dated August 8, 2004, from the same bank. Initially the original line of credit was to assist with inventory for the 2004 holiday sales; we continue to use the line of credit for inventory and other working capital purposes. The line of credit bears interest at a rate of .5% over the bank's base rate (6.75% at September 30, 2005) and matures on August 8, 2006. The line of credit is secured by inventory and accounts receivable. Under its terms, events of default include a material adverse change in our financial condition. The covenants remain the same as the bank loan described below.

	We have a bank loan for approximately $2.13 million at the bank's base rate, adjustable annually each November (5.00% at November 2004), secured by our land and buildings, with principal and interest payable monthly through November 2007. The loan agreement contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1. We may not declare any dividends that would result in a violation of either of these covenants. The foregoing requirements were met at the end of the first nine months of 2005.

	During the first nine months of 2005, our working capital decreased by $158,200, and concomitantly, our current ratio (current assets divided by current liabilities) decreased from 1.74:1 at December 31, 2004 to 1.72:1 at September 30, 2005.
This decrease in working capital is attributable to net income in the first nine months of 2005 of $50,300, and a reduction in long-term debt of $719,400, a decrease in deferred tax liabilities of $35,400, a decrease in accumulated comprehensive income of $1,700, offset by depreciation in excess of capital additions of $523,100, a decrease in other assets of $8,100 and an increase in common stock and capital in excess of par of $16,800.

	At September 30, 2005, trade accounts receivable were $1,073,000 versus $1,419,700 at year-end, largely because sales in December of 2004 were greater than those of September of 2005. Accounts payable decreased from the end of 2004 through September of 2005 by $192,500, primarily due to a decrease in trade suppliers payables related to the increased inventory purchases in previous quarters. At September 30, 2005 inventories were $1,855,400 more than at December 31, 2004, due to the increase in inventories of Montagne Jeunesse, Alpha Hydrox, and household products to support sales of these products in the upcoming quarters. Accrued payroll and benefits decreased $125,000 from December 31, 2004 to September 30, 2005 primarily because of the decrease in accrued payroll, due to a decrease in the number of days of accrued payroll at September 30, 2005, versus December 31, 2004. Other accrued liabilities decreased by $9,900. Prepaid expenses decreased primarily because of a decrease in prepaid promotional expenses and prepaid insurance expenses.

	We have no significant capital expenditures planned for 2005 and have no current plans for any external financing, other than our existing bank loans. We expect that our available cash, cash flows from operating activities and borrowings under our line of credit will fund the cash requirements through September 30, 2006.

	Our dependence on operating cash flow means that risks involved in our business can significantly affect our liquidity. Any loss of a significant customer, any further decreases in distribution of our earlier established skin care products or our household products, insufficient consumer acceptance of our new Alpha Hydrox products, any new competitive products affecting sales levels of our products, or any significant expense not included in our internal budget could result in the need to raise cash, such as through a bank financing. Except for the short-term line of credit described above, we have no arrangements for an external financing of debt or equity, and we are not certain whether any such financing would be available on acceptable terms. Please also see other risks summarized in "Forward Looking Statements" below. We expect our operating cash flows to improve if we achieve profitability in 2005.

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

	As of September 30, 2005, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms as of September 30, 2005.
There was no change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use
		 of Proceeds.

	On July 20, 2005, we contributed 30,000 shares of our common stock to our Employee Stock Ownership Plan (the "Plan"). No consideration was paid by the Plan for these contributions. We believe that these contributions were not subject to the securities registration requirements of the Securities Act of 1933 because they did not involve a sale. The contributions of the shares to the Plan may also be exempt from such securities registration as a non-public offering under Section 4(2) of the Securities Act of 1933.

	Please see Item 2 of Part I, Management's Discussion and Analysis of Financial Condition and Results of Operation, for information in the first two paragraphs under "Liquidity and Capital Resources" regarding a bank line of credit established in August, 2005. Such information is incorporated by reference. The bank line of credit includes covenants on maintaining a current ratio and limitations on the payment of dividends.

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

       				SCOTT'S LIQUID GOLD-INC.


				BY:	/s/ Mark E. Goldstein
					-------------------------------------
Date 	November 3, 2005		Mark E. Goldstein
					President and Chief Executive Officer


				BY:	/s/ Jeffry B. Johnson
					-------------------------------------
Date	November 3, 2005		Jeffry B. Johnson
					Treasurer and Chief Financial Officer



EXHIBIT INDEX

Exhibit No.       Document
   31.1	Rule 13(a)-14(a) Certification of the Chief
		 Executive Officer
   31.2	Rule 13(a)-14(a) Certification of the Chief
		 Financial Officer
   32.1	Section 1350 Certification