Form 10-K
period 2005-12-31
SCOTTS LIQUID GOLD INC
filed 2006-03-15
CIK 88000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to_________
Commission file number 001-13458
SCOTT’S LIQUID GOLD-INC.
(Exact name of Registrant as specified in its charter)

Colorado	84-0920811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4880 Havana Street
Denver, CO 80239
(Address of principal executive offices and Zip Code)
(303) 373-4860
(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act: None
     Securities registered pursuant to Section 12(g) of the Act: $0.10 Par Value Common Stock
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑                 No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                 Accelerated filer ☐                 Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act. Yes ☐ No ☑
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,630,800.
     As of March 14, 2006, the Registrant had 10,503,000 shares of its $0.10 par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     The Registrant’s definitive Proxy Statement for the Annual Meeting of shareholders scheduled to be held on May 3, 2006, is incorporated by reference in Part III.

PART I
Item 1. Business
General
     Scott’s Liquid Gold-Inc., a Colorado corporation, was incorporated on February 15, 1954. Through our wholly-owned subsidiaries, we manufacture and market quality household and skin care products and act as a distributor in the United States of beauty care products contained in individual sachets and manufactured by Montagne Jeunesse. In this Report, collectively, the terms “we”, “us” or “our” refers to Scott’s Liquid Gold-Inc. and our subsidiaries. Our business is comprised of two segments, household products and skin care products.
     Our household products consist of Scott’s Liquid Gold® for wood, a wood preservative and cleaner, sold nationally for over 30 years, a wood wash and wood wipes under the name of Scott’s Liquid Gold and Touch of Scent®, an aerosol room air freshener, distributed nationally since 1982. In early 1992, we entered into the skin care business through our subsidiary, Neoteric Cosmetics, Inc. Our skin care products consist primarily of Alpha Hydrox® products, other products manufactured by us, and sachets of Montagne Jeunesse. At the end of 2005, more than 15 skin care products were being marketed by us, as well as the Montagne Jeunesse sachets.
     For information on our operating segments, please see Note 8, Segment Information, to our Consolidated Financial Statements.
     This report may contain “forward-looking statements” within the meaning of U.S. federal securities laws. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and our performance inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of each of our significant products in the marketplace; the degree of success of any new product or product line introduction by us; consumer acceptance of the new Alpha Hydrox products; competitive factors; any decrease in distribution of (i.e., retail stores carrying) our significant products; continuation of our distributorship agreement with Montagne Jeunesse; the need for effective advertising of our products; limited resources available for such advertising; new competitive products and/or technological changes; dependence upon third party vendors and upon sales to major customers; changes in the regulation of our products, including applicable environmental regulations; adverse developments in pending litigation; the loss of any executive officer; and other matters discussed in this Report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report.
Strategy
     Our strategy is to manufacture and market high quality consumer products which are distinct within each category in which we compete. Scott’s Liquid Gold for wood distinguishes itself from competing products as a wood cleaner and preservative, not simply a polish. Touch of Scent is different from most competing aerosol air fresheners in that it need not be shaken before each use, and, because it may be activated by an attractive dispenser which may be mounted on any hard, smooth surface, it is more convenient to use than competing aerosol brands. With respect to the our line of skin care products, Alpha Hydrox was one of the first alpha hydroxy acid skin care products sold to retailers for resale to the public at affordable prices. In 1998, we added a retinol product to our skin care line. In the first half of 1999, we introduced Neoteric Diabetic Skin Care®. In 2000, we introduced Alpha Hydrox Fade Cream as well as certain other skin care products which were subsequently discontinued. In 2001, we introduced a topical analgesic called RubOut™. Since 2001, we have sold Montagne Jeunesse sachets which are reasonably priced and designed for single use by the consumer. We will continue to examine other possible new products which we believe may fit well with our know-how and financial capabilities.
     In the last ten years, we operated profitably from 1995 through 1997, incurred losses in 1998 through 2001, 2003, 2004, and 2005 and were profitable in 2002. Although we have experienced a net loss in 1996 because of the settlement of an environmental lawsuit with the United States Army, it nonetheless produced an operating profit for that year. In the years 1998 through 2004, we experienced significant declines in sales of Alpha Hydrox skin care products manufactured by us and, to a lesser extent, we also experienced declines in the sales of our household products from 1998 through 2005, except for an increase in sales of Scott’s Liquid Gold for wood in 2004. Information regarding reasons for the decline in sales of these products are stated in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The growth in sales of Alpha Hydrox from 1992 through 1996 caused us to make substantial investments in property, plant and equipment to handle that growth and the anticipated future growth of our skin care products. The decline in sales of those products in 1998 through 2004, as well as declines in sales of household chemical products, has resulted in efforts by us to maintain or increase sales of the existing products, to introduce new products, and to decrease our costs of doing business. We introduced new products and engaged in cost-cutting programs during 2000, 2001 and 2002. Additionally, we introduced several new Alpha Hydrox products in 2005.
     Our goal for 2006 is to resume sales growth and attain profitability. To achieve these goals, we will continue to work on expansion of the distribution of Montagne Jeunesse products, the introduction of our new Alpha Hydrox products, increasing sales of Scott’s Liquid Gold for wood and the introduction of new products. We currently contemplate the introduction of one to three new products during 2006. We will also consider the development of new niche products, offer to manufacture private label products for others, and explore the possibility of joint ventures and other projects which would utilize our manufacturing or marketing capabilities.
Products
     Scott’s Liquid Gold for wood, a wood cleaner and preservative, has been our core product since our inception. It has been popular throughout the U.S. for over thirty years. Scott’s Liquid Gold for wood, when applied to wood surfaces such as furniture, paneling, kitchen cabinets, outside stained doors and decking, penetrates microscopic pores in the surface and lubricates beneath, restoring moisture and, at the same time, minimizes the appearance of scratches, darkening the wood slightly. Scott’s Liquid Gold preserves wood’s natural complexion and beauty without wax. In May, 2004 we commenced the introduction of an additional wood care product in a wipe form; however, sales have been minimal so far. In the second quarter of 2005 we introduced a wood wash product under the Scott’s Liquid Gold product line; however, it is too early to judge the success of that product.
     In 1982 we added the room air freshener Touch of Scent, to our line of household products. Touch of Scent, available in many fragrances, is intended to be used in conjunction with a decorative dispenser which can be mounted on any hard surface and into which the consumer inserts an aerosol refill unit. At a touch, the dispenser propels the fragrance from a refill unit into the air, masking unpleasant odors and refreshing the air with a pleasant scent. We manufacture both the dispenser and the refill unit. Unlike some competitive aerosol air fresheners, Touch of Scent is extremely dry and, therefore, leaves practically no residue after use. Touch of Scent sales have not been strong in recent years. In this regard, see Item 7 below, Management’s Discussion and Analysis.
     Household products accounted for 34.8% of our consolidated net sales in 2005, and 41.3% in 2004.

     In early 1992, we began to market two skin care products under the trade name of Alpha Hydrox. Since that time we have made additions to our skin care products, some of which were discontinued. In 2005, we introduced four new Alpha Hydrox products with refined formulas. At the end of 2005, our skin care line consisted of over 15 products. Our Alpha Hydrox skin care products are sold through a wholly-owned subsidiary, Neoteric® Cosmetics, Inc. Except for the Montagne Jeunesse sachets distributed by us, our skin care products are manufactured by Neoteric Cosmetics. Several of the Alpha Hydrox products contain alpha hydroxyethanoic acids in low but effective concentrations. Properly blended with a carrier, alpha hydroxyethanoic acids gently slough off dead skin cells to promote a healthier, more youthful appearance and diminish fine lines and wrinkles. Our products with alpha hydroxy acids (“AHAs”) include facial care products, a body lotion and a foot crème. Our other skin care products do not contain AHAs. These products include Neoteric Diabetic Skin Care, which is a healing crème and a therapeutic moisturizer developed by us to address the skin conditions of diabetics, caused by poor blood circulation, and which contains a patented oxygenated oil technology; an Alpha Hydrox Oxygenated Moisturizer, which is our second skin care product based on the oxygenated oil technology; a Retinol product containing a patented Microsponge technology that softens fine lines and wrinkles; an Alpha Hydrox Fade Cream designed to lighten age spots and skin discoloration caused by sun exposure and other factors; RubOut™, which is a topical analgesic which helps fade the discoloration of bruises and eases the pain from muscle sprains and bruises; and a body wash. The Montagne Jeunesse sachets, described more below, do not contain AHAs.
     In April of 2001, we made our first sale of skin care sachets under a distributorship agreement with Montagne Jeunesse. Our agreement covers sales in the United States. Montagne Jeunesse is a trading division of Medical Express (UK) Ltd., a company located in England. Montagne Jeunesse sachet products are currently sold by others in the United Kingdom, Holland, Italy, Ireland, Canada, Australia, Germany and Austria. Examples of the Montagne Jeunesse products are a facial scrub, a mud pack, face masks, a cream for foot rubs, and “one night” hair color. A significant portion of our sales are now generated through the distribution of the Montagne Jeunesse products and, therefore, are dependent on the agreement under which they are purchased by us. See “Manufacturing and Suppliers” below.
     Our business is seasonal to some extent. Sales of Montagne Jeunesse products have been higher in the fourth quarter than other quarters because of holiday promotions.
     Through our research and development group, we continually consider and evaluate possible new products to be manufactured or sold by us. Generally these products involve household products or skin care products.
     We also manufacture injection molded components, currently consisting of plastic caps for Touch of Scent and Scott’s Liquid Gold, and dispensers for Touch of Scent.
Marketing and Distribution
     All of our products are sold nationally, directly and through independent brokers, to mass marketers, drugstores, supermarkets, and other retail outlets and to wholesale distributors. In 2005, Wal-Mart Stores, Inc. (“Wal-Mart”) accounted for approximately 32% of our sales of household products. With regard to our skin care products, Wal-Mart accounted for approximately 28% of 2005 sales, and K-Mart Corporation accounted for approximately 17% of 2005 sales. Wal-Mart and K-Mart accounted for approximately 29% and 13%, respectively, of the combined sales of household products and skin care products in 2005. No long-term contracts exist between us and Wal-Mart, K-Mart Corporation or any other customer. We permit returns of our products by our customers, a common industry practice. A recent practice of retailers has been to return products that have either been discontinued or not sold after a period of time. We subtract any returns from gross sales in determining our net sales and provide a reserve for such returns which is netted against accounts receivable and gross sales on our financial statements.
     During the years 2001 through 2004, we experienced a decrease in the distribution of the Alpha Hydrox products as a result of slowing sales. In 2005 we introduced four new items in our Alpha Hydrox line of cosmetics, which resulted in some increased distribution by selling those products to retail store chains not carrying any of our other Alpha Hydrox products. If sales of one of our products continue to decline, other retail stores, including potentially Wal-Mart and K-Mart, may discontinue the product. One of our strategies is to maintain or increase sales of products through limited television advertising as described above. The level of advertising for our products is constrained by our size and financial resources. Any significant decrease in the distribution of Alpha Hydrox or Scott’s Liquid Gold products at retail stores could have a material adverse effect on our sales and operating results.
     Our household and Alpha Hydrox products have been advertised nationally on network television, on cable television, and, at times, in print media. In the past, we have also used radio advertising in selected areas and may do so in the future. During 2006, but subject to change, we plan a slight decrease in advertising expenditures from 2005. To date, we have not used television advertising for the Montagne Jeunesse products. We periodically review our advertising plans and may revise planned advertising expenditures based upon actual sales results and competitive conditions.
     To enable consumers to make informed decisions, our containers and promotional materials note the concentration of alpha hydroxy acid contained in each of our Alpha Hydrox products which contain such acids. We recommend the use of sunscreen in our written directions contained in every box of Alpha Hydrox products with such acids. We do not exaggerate benefits to be expected from the use of our products. We also maintain a 24-hour, toll free telephone number and website for use by consumers of our products.
     Our household and skin care products are sold in Canada and other foreign countries. Please see Note 8, Segment Information, to the Consolidated Financial Statements for information regarding sales in foreign countries. Currently, foreign sales are made to distributors who are responsible for the marketing of the products, and we are paid for these products in United States currency.
Manufacturing and Suppliers
     We own and operate our manufacturing facilities and equipment. With the exception of the Montagne Jeunesse sachets and our wood wipes and wash products, we manufacture all of our products, maintaining a high quality standard. For all of our products, we must maintain sufficient inventories to ship most orders as they are received. Quality control is enforced at all stages of production, as well as upon the receipt of raw materials from suppliers. Raw materials are purchased from a number of suppliers and, at the present time, are readily available. Currently, our sole supplier of glycolic acid, which is the most common type of alpha hydroxy acid used by us in our Alpha Hydrox products, is E.I. DuPont de Nemours. To our knowledge, this supplier is one of only two U.S. manufacturers of the grade of glycolic acid approved for use by us. No contract exists between us and our supplier of glycolic acid. Our sole supply for the oxygenated oil used in Neoteric Diabetic Skin Care products is a French company with which we have a non-exclusive supply agreement. Relations with these suppliers and other suppliers are satisfactory.
     Most of our manufacturing operations, including most packaging, are highly automated, and, as a result, our manufacturing operations are not labor intensive, nor, for the most part, do they involve extensive training. An addition to our plant facilities, completed in early 1996, greatly increased our capacity to produce skin care products. We currently operate on a one-shift basis. Our manufacturing facilities are capable of producing substantially more quantities of our products without any expansion, and, for that reason, we believe that our physical plant facilities are adequate for the foreseeable future.
     In 2001, we commenced purchases of the skin care sachets from Montagne Jeunesse under a distributorship agreement covering the United States. On May 4, 2005, our wholly-owned subsidiary, Neoteric Cosmetics, Inc. (“Neoteric”), entered into a new distribution agreement with Montagne Jeunesse International Ltd (“Montagne Jeunesse”) covering our distribution of Montagne Jeunesse products. It replaces a distribution agreement in effect since 2000. In the new agreement, Montagne Jeunesse appoints Neoteric as its exclusive distributor to market and distribute Montagne Jeunesse products in the United States of America. The appointment is for a period of 18 months, commencing May 3, 2005, and continues in force until terminated by either party by giving to the other party no less than three months’ notice in writing of a termination at the end of the initial term of 18 months or any time after the initial term.
     In the agreement, Neoteric agrees, among other things: Not to distribute during the duration of the agreement and for 36 months thereafter any goods of the same description as and which compete with the Montagne Jeunesse products; to use its best endeavors to develop, promote and sell the products in the United States and to expand the sale of the products to all potential purchasers by all reasonable and proper means; to purchase certain core products; to maintain an inventory of the products for Neoteric’s own account at a level which is based on three months agreed forecasted sales for the products throughout the United States; and to submit projections of product requirements on a rolling six month basis. Montagne Jeunesse undertakes to use all reasonable endeavors to meet all orders for the products to the extent that such orders do not exceed the forecast for each type of the products. Both parties agree to suggested targeted sales for the first five years of the agreement as stated in the agreement. The prices for our purchases of these products are the published list prices as established by Montagne Jeunesse from time to time, with three months written notice of any change in the published list prices. No party may assign or transfer any rights or obligations under the agreement or subcontract the performance of any obligation.
     The agreement may also be terminated for a material breach if the breaching party has failed to remedy the breach within 30 days after receipt of notice in writing and for certain other events. Montagne Jeunesse may terminate the agreement (1) if Neoteric changes its organization or methods of business in a way viewed by Montagne Jeunesse as less effective or (2) if there is a change in control of Neoteric.
     The principal and controlling owner of Montagne Jeunesse, Gregory Butcher, owned beneficially, to the best of our knowledge, at March 1, 2006 approximately 7.0% of the Company’s outstanding common stock.
Competition
     Our business is highly competitive in both household and skin care products. Both the air freshener and wood care categories are dominated by three to five companies significantly larger than us, each of which produce several products. Irrespective of the foregoing, we maintain a visible position in the wood care category, but do not have sufficient information to make an accurate representation as to the market share of our products. Over the last several years, sales of our air freshener products have fallen off significantly and may continue to do so in the future. From time to time, to stem the attrition of this product line, we offer price incentives to our customers.
     The skin care category is also highly competitive. Several competitors are significantly larger than Scott’s Liquid Gold-Inc., and each of these competitors produces several products. Some of these companies also produce retinol and alpha hydroxy acid products with which Alpha Hydrox must compete. Because of the number of varied products produced by competitors, we cannot make an accurate representation as to the market share of our skin care products. Irrespective of the foregoing, we currently have a national base of distribution for Alpha Hydrox.
     Conforming to our corporate philosophy, we compete on the basis of quality and distinguishing characteristics of our products.
Regulation
     We are subject to various federal, state and local laws and regulations that pertain to the type of products we manufacture and sell. Our skin care products containing Alpha Hydroxy Acids (AHAs) are cosmetics within the definition of the Federal Food Drug and Cosmetic Act (FFDCA). The FFDCA defines cosmetics as products intended for cleansing, beautifying, promoting attractiveness or altering the appearance. Our cosmetic products are subject to regulation under the FFDCA and the Fair Packaging and Labeling Act (FPLA), and the regulations promulgated under these acts. The relevant laws and regulations are enforced by the U.S. Food and Drug Administration (FDA). Such laws and regulations govern the ingredients and labeling of cosmetic products and set forth good manufacturing practices for companies to follow. Although FDA regulations require that the safety of a cosmetic ingredient be substantiated prior to marketing, there is no requirement that a company submit the results of any testing performed or any other data or information with respect to any ingredient to the FDA. Prior to marketing our products, we conduct studies to demonstrate that our Alpha Hydrox products do not irritate the skin or eyes. Consistent with regulations, we do not submit the results of our studies to the FDA.
     In July 1997, because of questions raised earlier by the FDA and as requested by the FDA, the Cosmetic Ingredient Review Expert Panel(“CIR”) sponsored by the cosmetic industry issued a report concerning the safety of alpha hydroxy acids. The final report, among other things, concluded that glycolic acid(the most common type of alpha hydroxy acid that we currently use) is safe for use at concentrations of up to 10%, with a pH level of no less than 3.5 and when directions for use includes the daily use of sun protection. In January 2005, the FDA issued a final guidance that products containing AHA’s alert users that those products may increase skin sensitivity to sun and possible sunburn and the steps to avoid such consequences. All of our labeling reflects this guidance.
     Since 2003, the FDA’s National Center for Toxicological Research has been investigating the effect of long term exposure to AHAs. On December 31, 2003, the FDA published a call for data on certain ingredients in various products, including AHAs that are part of wrinkle remover products. Manufacturers were asked to submit any data supporting the reclassification of these cosmetic products as over the counter drugs. The study results were due in December 2004; however, these results have not yet been published. If the FDA should change the regulatory classification of our AHA products, there would be additional regulatory requirements applicable to our operation. The financial impact, if any, of additional regulatory requirements cannot be determined at this time.
     Our advertising is subject to regulation under the Federal Trade Commission Act and related regulations, which prohibit false and misleading claims in advertising. Our labeling and promotional materials are believed to be in full compliance with applicable regulations.
     Many chemicals used in consumer products, some of which are used in several of our product formulations, have come under scrutiny by various state governments and the Congress of the United States in connection with clean air laws. These chemicals are volatile organic compounds (VOCs) that are contained in various categories of consumer products. As a result of these VOC regulations, it has been necessary for us to reformulate some of our products, such as Touch of Scent, Scott’s Liquid Gold Aerosol and Pourable, to conform to certain limits set by the California Air Resources Board (CARB), other states and the Environment Protection Agency. Our household chemical products currently meet the most stringent VOC regulations. The most recent regulatory change was effective December 31, 2004 in California and January 1, 2005 in other states and reduced the VOC standard for aerosol furniture care products from 25 to 17%. We have had no significant manufacturing or cost issues in meeting the new standard.
     Limitations regarding the VOC content of consumer products by both state and federal agencies will continue to be a part of regulatory efforts to achieve compliance for ozone at or near ground level. Under the Clean Air Act Amendments of 1990, the Environmental Protection Agency (EPA) conducted a study on the contribution of consumer products to ozone problems and published regulations in 1998 designed to reduce the VOC content of consumer products. Various states, in addition to California, have enacted or are considering VOC regulations for consumer products. We are unable to predict how many or which other states might enact legislation regulating the VOC content of consumer products or what effect such legislation might have on our household products. A group of twelve northeastern states and the District of Columbia collectively drafted the Ozone Transport Commission (OTC) Model Consumer Products Rule, which is a model that members may choose to adopt and which has standards that are substantially the same as the CARB consumer product VOC regulations. More than a majority of the OTC members have adopted the model rule. There are also potential regulations in a five state region covered by the Lake Michigan Air Directors Consortium(LADCO), which released an interim report detailing possible strategies for reducing VOC emissions. These states include Illinois, Michigan, Wisconsin, Ohio and Indiana. An industry group is currently working with LADCO in an effort to have their VOC limits be no more stringent than the EPA’s consumer products regulation.
     The regulations concerning VOC content are relevant to our household products, but have not yet affected our skin care products. However, there is a possibility that cosmetic products may be affected by CARB, based on a consumer and commercial product survey of more then 250 categories that they conducted in 2005. The survey was based on sales for the year 2003 and was intended to update their information on consumer product VOC emissions. We submitted information on the following products: Scott’s Liquid Gold pourable formula, Touch of Scent Air Freshener and Neoteric products—Body Wash, Fade Cream and Toner. There are indications of another CARB survey scheduled for 2006 that will be based on 2005 sales and may include all or some of our products. The data from each study will be used to determine which product categories will be selected for new or revised regulations for the purpose of further reducing VOC emissions from consumer products. We anticipate that CARB will announce soon preliminary information identifying potential categories of products for regulation in connection with the 2005 survey. Any new or revised regulations of CARB could apply to our products and could potentially require additional reformulation of those products.
     Limitations regarding the VOC content of consumer products by both state and federal agencies have been and will continue to be a part of regulatory efforts to achieve compliance for ozone at or near ground level. We believe that we have done all that is necessary to satisfy the current requirements of the Clean Air Act and laws of various state governments. Currently, all of our products may be sold in all areas of the United States.
Employees
     We employ 88 persons (compared to 93 persons at the end of 2004), 40 in plant and production related functions and 48 in administrative, sales and advertising functions. No contracts exist between us and any union. We monitor wage and salary rates in the Rocky Mountain area and pursue a policy of providing competitive compensation to our employees. The compensation of our executive officers is under the review of the Compensation Committee of our Board of Directors. Fringe benefits for our employees include a medical and dental plan, life insurance, a 401(k) plan with matching contributions for lower paid employees (those earning $35,000 or less per annum), an employee stock ownership (ESOP) plan, and a profit sharing plan. We consider our employee relations to be satisfactory.
Patents and Trademarks
     At present, we own one patent covering an ingredient used in some of our skin care products. Additionally, we actively use our registered trademarks for Scott’s Liquid Gold, Liquid Gold, Touch of Scent, Alpha Hydrox, TriOxygenC®, and Neoteric in the United States and have registered trademarks in a number of additional countries. Our registered trademarks and pending trademark applications concern names and logos relating to our products as well as the design of boxes for certain of our products.
     In December 2000 (amended October 1, 2003), we entered into a license agreement with TriStrata Technology, Inc. which owns patents dealing with the use of alpha hydroxy acids for the purpose of reducing the appearance of wrinkles or fine lines. Under the license agreement, Neoteric Cosmetics and its affiliates have been granted a non-exclusive license for the life of the patents to make and sell skin care products using alpha hydroxy acids for, among other things, the reduction of the appearance of skin wrinkles and the reduction in the appearance of skin changes associated with aging. The license agreement covers a territory which includes the United States and certain foreign countries. In accordance with the license agreement, Neoteric Cosmetics pays a royalty on net sales of products covered by the agreement. This license agreement was part of the settlement of a lawsuit brought by TriStrata Technology against us and others alleging infringement of patents in selling and promoting skin care products which contain alpha hydroxy acid.
Available Information and Code of Ethics
     We will make available free of charge through the website http://www.businesswire.com/cnn/slgd.htm, this annual report, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission. These reports are not available on our website because of the expense of maintaining the reports on our website and because the reports are available at Business Wire’s website. We will provide upon request and at no charge electronic or paper copies of these filings with the Securities and Exchange Commission (excluding exhibits).
     We will provide to any person without charge, upon request, a copy of the code of business conduct and ethics which has been adopted by us and which applies to our principal executive officer, principal financial officer and principal accounting officer, among others.
     A request for reports filed with the SEC or the code of business conduct and ethics may be made to: Corporate Secretary, Scott’s Liquid Gold-Inc., 4880 Havana Street, Denver, Colorado 80239.
Item 1A. Risk Factors
     The following is a discussion of certain risks that may affect our business. These risks may negatively impact our existing business, future business opportunities, our financial condition or our financial results. In such case, the trading price of our common stock could also decline. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also negatively impact our business.
We need to increase our revenues in order to become profitable under our present cost structure.
     We have experienced net losses in seven of our last eight years. These losses result primarily from declining sales of our earlier established Alpha Hydrox products and our household products. Maintaining or increasing our revenues is uncertain and involves a number of factors including consumer acceptance of our products, distribution of our products and other matters described below.
Our cash flow is dependent upon operating cash flow and our existing bank line of credit.
     Because we are dependent on our operating cash flow, any loss of a significant customer, decreases in the distribution of our skin care or household chemical products, new competitive products affecting sales levels of our products or any significant expense not included in our internal budget could result in the need to raise cash, such as through bank financing. In addition, we utilize currently a line of credit which we plan to renew in order to maintain a reserve of cash while having sufficient cash funds for our operations. Except for the existing bank line of credit, we have no arrangements for an external financing of debt or equity, and we are not certain whether any such financing would be available on acceptable terms.
Sales of our existing products are affected by changing consumer preferences.
     Our primary market is retail stores in the United States which sell to consumers or end users in the mass market. Consumer preferences can change rapidly and are affected by new competitive products. This situation is true for both skin care and household products and has affected our established products, most significantly our earlier established Alpha Hydrox products. For example, in the skin care area, we believe that our products with AHAs are effective in diminishing fine lines and wrinkles, but consumers may change permanently or temporarily to other products using other technologies or otherwise viewed as “new.” Any changes in consumer preferences can affect materially the sales and distribution of our products and thereby our revenues and results of operation.
In both skin care and household products, we compete every day against the largest consumer product companies in the United States.
     Our large competitors regularly introduce new products and spend multiples of dollars more than we do on advertising, particularly television advertising. The distribution of our product and sales can be adversely impacted by the actions of our competitors.
We have limited resources to promote our products with effective advertising.
     We sell our products in the consumer retail marketplace. Advertising, particularly television advertising, is necessary to reach the consumers. Our ability to advertise is affected by our size and resources. In addition, when we advertise on television, it can significantly increase our expenses while the effectiveness of any particular advertisement cannot be predicted.
Maintaining or increasing our revenues is dependent on the introduction of new products that are successful in the marketplace.
     Sales of our earlier established Alpha Hydrox products, Scott’s Liquid Gold for wood and Touch of Scent have declined in recent years, except for a small increase in the sale of Scott’s Liquid Gold for wood in 2004 when we sold the product to additional retail stores. In order to address these declines, we have introduced new products, including Montagne Jeunesse sachets in 2001, the wood wipe and wood wash products in 2004 and 2005 and our new Alpha Hydrox products in 2005. We plan the introduction of additional products. If we are not successful in making ongoing sales of our newer products to retail store chains or these products are not well received by consumers, our revenues could be materially and adversely affected.

A loss of one or more of our major customers could have a material adverse effect on our product sales.
     For more than a majority of our sales, we are dependent upon sales to major customers, including Wal-Mart which is our largest customer. The easy access of consumers to our products is dependent upon major retail stores and other retail stores carrying our products, particularly mass merchandisers. The willingness of these customers (i.e., retail stores) to carry any of our products depends on various matters, including the level of sales of the product at the stores. Any declines in sales of a product to consumers can result in the loss of retail stores as our customers and the corresponding decreases in the distribution of the product. It is uncertain whether the consumer base served by these stores would purchase our products at other retail outlets. In the past, sales of our products have been affected by retail store chains which discontinue a product or carry the product in a lesser number of stores.
More than a majority of our sales of skin care product are represented by the Montagne Jeunesse products which depend upon the continuation of our distributorship agreement with Montagne Jeunesse.
     Our distributorship agreement with Montagne Jeunesse is for a period of 18 months ending in November, 2006 and continues in force after this initial term subject to the right of either party to terminate the agreement with three months notice. As a practical matter, we also believe that the distribution of Montagne Jeunesse sachets is dependent upon our good relationship with Montagne Jeunesse.
We face the risk that raw materials for our products may not be available or that costs for these materials will increase, thereby affecting our ability to either manufacture the products or our gross margin on the products.
     We obtain our raw materials from third party suppliers, some of which are sole source suppliers. While there are two suppliers of glycolic acid, we use one supplier. We have no long term contracts with our suppliers; and, if a contract exists, it is subject to termination or cost increases. We may not have sufficient raw materials for production of products manufactured by us if there is a shortage in raw materials or one of our suppliers terminates our relationship. In addition, changing suppliers could involve delays that restrict our ability to manufacture or buy products in a timely manner to meet delivery requirements of our customers. Our suppliers of products which we distribute can also be subject to the same risk with their vendors.
Our sales are affected adversely by returns.
     In our industry, retail stores have the ability to return products. These returns result in refunds, a reduction of our revenues and usually the need to dispose of the resulting inventory at discounted prices. Accordingly, the level of returns can significantly impact our revenues and cash flow.
Changes in the regulation of our products, including environmental regulations, could have an adverse effect on the distribution of our products or the function of our products.
     Regulations affecting our products include requirements of the FDA for cosmetic products and environmental regulations affecting emissions from our products. The FDA has mentioned the treatment of AHA products as drugs, which could make more expensive or prohibitive our production and sale of certain Alpha Hydrox products. Also, in the past, we have changed the formulation of our household products to satisfy environmental regulations.

Any adverse developments in litigation could have a material impact on us.
     We are subject to lawsuits from time to time in the ordinary course of business. While we expect those lawsuits not to have a material effect on us, an adverse development in any such lawsuit or the insurance coverage for a lawsuit could materially and adversely affect our financial condition and cash flow.
Any loss of our key executives or other personnel could harm our business.
     Our success has depended on the experience and continued service of our executive officers and key employees. If we fail to retain these officers, our ability to continue our business and effectively compete may be substantially diminished. Because of our size, we must rely in many departments within our company on one or two managers; the loss of anyone of those could slow our product development, production of a product, and sale and distribution of a product.
Our stock price can be volatile and can decline substantially.
     Our stock is traded on the OTC Bulletin Board. The volume of our stock varies but is relatively limited. As a result, any events affecting us can result in volatile movements in the price of our stock and can result in significant declines in the market price of our stock.
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     Our facilities, located in Denver, Colorado, are currently comprised of three connected buildings and a parking garage (approximately 261,100 square feet in total) and about 16.2 acres of land, of which approximately 6 acres are available for future expansion. These buildings range in age from 9 to 35 years (126,600 square feet having been added in 1995 and 1996). The Denver facility houses our corporate headquarters and all of our operations, and serves as one of several distribution points. We believe that our current space will provide capacity for growth for the foreseeable future. All of our land and buildings serve as collateral under a deed of trust for a $6.0 million bank loan ($1.9 million at December 31, 2005) consummated by us on November 21, 2000.
Item 3. Legal Proceedings
     We are subject to incidental litigation in the ordinary course of our business. We expect that no pending legal proceeding will have a material adverse effect on us.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market Information
Our $0.10 par value common stock is listed on the NASD OTCBB under the ticker symbol “SLGD”. The high and low prices of Scott’s Liquid Gold-Inc. common stock as traded on the NASD OTC Bulletin Board were as follows. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2005		2004
	Three Months Ended		Three Months Ended
	High	Low		High	Low

March 31	$0.62	$0.53	March 31	$1.00	$0.70
June 30	$0.59	$0.50	June 30	$0.92	$0.57
September 30	$0.65	$0.54	September 30	$0.67	$0.53
December 31	$1.00	$0.60	December 31	$0.61	$0.52

Shareholders
As of March 14, 2006 we had approximately 1,000 shareholders of record.
Dividends
We did not pay any cash dividends during the two most recent fiscal years. No decision has been made as to future dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” for information concerning restrictions on dividends.

Other
Current stock quotes, our SEC filings, quarterly earnings and press releases can be found at: http://www.businesswire.com/cnn/slgd.htm.
Equity Plans
     The following table provides, as of December 31, 2005, information regarding our equity compensation plans, which consists of the 1993, 1997, 1998, and 2005 Stock Option Plans. The 1993 plan expired in January of 2003, and accordingly no shares are available for option under that plan. We also have an Employee Stock Ownership Plan which invests only in our common stock, but which is not included in the table below.

Number of
securities
remaining
available for
	Number of		future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
	and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,680,600	$.63	417,400

Equity compensation plans not approved by security holders	—	—	—

Total	1,680,600	$.63	417,400

Stock Purchases
     We did not make any repurchases of our outstanding shares during the fourth quarter of 2005.
     Pursuant to board resolutions, on July 20, 2005, we issued and contributed 30,000 shares of our common stock to our Employee Stock Ownership Plan (the “Plan”), and purchased 70,000 shares from a former officer at the then market price for contribution to the Plan on August 11, 2005. No consideration was paid by the Plan for these contributions. We believe that these contributions were not subject to the securities registration requirements of the Securities Act of 1933 because they did not involve a sale. The contributions of the shares to the Plan may also be exempt from such securities registration as a non-public offering under Section 4(2) of the Securities Act of 1933.

Item 6. Selected Financial Data

(In Thousands of Dollars Except for Per Share Data)	2005		2004	2003	2002	2001

Net sales:
Scott’s Liquid Gold household products		$8,395	$9,343	$9,016	$10,155	$11,619
Skin care products		15,744	13,304	15,455	14,804	13,050

		$24,139	$22,647	24,471	$24,959	$24,669

Net income (loss) before income taxes		$(198)	$(901)	(190)	$1,092	$(1,290)
Income tax expense (benefit)		—	2	—	(480)	—

Net income (loss)		$(198)	$(903)	$(190)	$1,572	$(1,290)

Basic earnings (loss) per common share		$(0.02)	$(0.09)	$(0.02)	$.15	$(0.13)

Diluted earnings (loss) per share		$(0.02)	$(0.09)	$(0.02)	$.15	$(0.13)

Dividends declared per common share	$		$—	$—	$—	$—

Assets		$21,508	$23,027	$24,453	$26,079	$26,299

Working capital		$3,105	$3,688	$5,058	$6,046	$4,619

Capital additions		$26	$113	$21	$14	$107

Depreciation		$648	$673	$693	$722	$742

Long-term debt, net of current maturities		$938	$1,893	$2,807	$3,685	$4,515

Selected Quarterly Financial Data	2005
	First	Second	Third	Fourth	Year

Net Sales	$5,522	$5,725	$6,506	$6,386	$24,139
Gross Profit	$2,415	$2,594	$2,992	$2,624	$10,625
Income (loss) before income taxes	$(395)	$(138)	$584	$(249)	$(198)
Net income (loss)	$(395)	$(138)	$584	$(249)	$(198)
Income (loss) per share	$(0.04)	$(0.01)	$0.05	$(0.02)	$(0.02)
Diluted income (loss per share)	$(0.04)	$(0.01)	$0.05	$(0.02)	$(0.02)

Selected Quarterly Financial Data	2004
	First	Second	Third	Fourth	Year

Net Sales	$5,209	$5,308	$5,117	$7,013	$22,647
Gross Profit	$2,458	$2,338	$1,988	$2,956	$9,740
Income (loss) before income taxes	$(351)	$(276)	$(360)	$86	$(901)
Net income (loss)	$(351)	$(276)	$(360)	$84	$(903)
Income (loss) per share	$(0.03)	$(0.03)	$(0.03)	$0.00	$(0.09)
Diluted income (loss per share)	$(0.03)	$(0.03)	$(0.03)	$0.00	$(0.09)

Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations
General
     We manufacture and market both household and skin care products. Our products are sold throughout the United States and Canada and insignificantly in other countries.
Critical Accounting Policies
     We have identified the policies below as critical to our business operations and the understanding of our results of operations. These policies involve significant judgments, estimates and assumptions by our management. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements.
     Revenue Recognition
          Our revenue recognition policy is significant because the amount and timing of revenue is a key component of our results of operations. We follow the guidance of Staff Accounting Bulletin No. 104 (“SAB 104”), which requires that a strict series of criteria are met in order to recognize revenue related to product shipment. If these criteria are not met, the associated revenue is deferred until the criteria are met. Generally, these criteria are that there be an arrangement to sell the product, we have delivered the product in accordance with that arrangement, the sales price is determinable, and collectibility is probable.
          Our reserves for accounts receivable consist of a bad debt reserve and reserves for returns and customer allowances. Reserves for marketing rebates, pricing allowances and returns, coupons and certain other promotional activities involve estimates made by management based upon an assessment of historical trends, information from customers, and anticipated returns and allowances related to current sales activity. The level of returns and allowances are impacted by, among other things, promotional efforts performed by customers, changes in customers, changes in the mix of products sold, and the stage of the relevant product life cycle. Changes in estimates may occur based on actual results and consideration of other factors that cause returns and allowances. In the event that actual results differ from these estimates, results of future periods may be impacted.
           Reserves for bad debts ($62,000 and $83,000 at December 31, 2005 and December 31, 2004, respectively) are recorded based on estimates by management including factors surrounding the credit risk of specific customers and historical trends. We have been exposed to potential losses on receivables due from specific customers that have suffered financial difficulties. We have provided reserves against certain receivables from such customers in addition to amounts related to unidentified losses. Those reserves are reduced as those accounts are settled or written off. In the event that actual losses differ from these estimates or there is an increase in exposure relating to sales to specific customers, results of future periods may be impacted.
     Income Taxes
           As of December 31, 2005, we have deferred income tax assets of $258,000 which primarily relate to expenses that are not yet deductible for tax purposes and net operating loss carryforwards, and tax credit carryforwards, offset by deferred income tax liabilities for differences in the book and tax bases of property and equipment. The net deferred tax asset is fully reserved by a valuation allowance. The valuation allowance represents management’s determination that we will more likely than not be unable to realize the value of such assets due to the uncertainty of future profitability.
     Inventory Valuation and Reserves
          Our inventory is a significant component of our total assets. In addition, the carrying value of such inventory directly impacts the gross margins that we recognize when we sell the inventory and record adjustments to carrying values. Our inventory is valued at the lower of cost or market, cost being determined under the first-in, first-out method. We estimate reserves for slow moving and obsolete products and raw materials based upon historical and anticipated sales. In the event that actual results differ from these estimates, results of future periods may be impacted.
Recently Issued Accounting Pronouncements
     On March 29, 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses the SEC staff’s view on SFAS No. 123(R). SAB 107 provides guidance regarding certain matters important to selecting and applying valuation models. We will consider SAB 107 in our implementation of SFAS No. 123(R). However, the adoption of SAB 107 is not expected to have a material impact on our implementation of SFAS 123(R).
     In May 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income for the period of the change the cumulative effect of changing to the new accounting principle. Statement No. 154 requires retrospective application to prior periods’ financial statement of a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, Statement No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. Statement No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be account for as a change in accounting estimate effected by a change in accounting principle. Statement No. 154 is effective in fiscal years beginning after December 15, 2005. Adoption of this statement is not expected to materially impact our results of operations or financial position.
     In November 2004 the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (SFAS No. 151). The provisions of SFAS 151 are intended to eliminate narrow differences between the existing accounting standards of the FASB and the International Accounting Standards Board (IASB) related to inventory costs, in particular, the treatment of abnormal idle facility expense, freight, handling costs, and spoilage. SFAS No. 151 requires that theses costs be recognized as current period charges regardless of the extent to which they are considered abnormal. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS 151 to have a material impact on our operations, financial position or liquidity.
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, (revised 2004) “Share-Based Payment” (“SFAS 123(R)”). This statement is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” as amended (“SFAS 123”), and requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). SFAS 123(R) covers various share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123(R) eliminates the ability to use the intrinsic value method of accounting for share options, as provided in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) is effective beginning January 1, 2006, with early adoption encouraged. We are currently evaluating the statement’s transition methods and do not expect this statement to have an effect materially different than that of the pro forma SFAS 123 disclosures provided in Note 1 to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” and in Note 1 below.
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). This Statement amends APB Opinion No. 29 to permit the exchange of nonmonetary assets to be recorded on a carry over basis when the nonmonetary assets do not have commercial substance. This is an exception to the basic measurement principal of measuring a nonmonetary asset exchange at fair value. A nonmonetary asset exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We have not entered into exchanges of nonmonetary assets in the past and do not expect to enter into any nonmonetary assets exchanges in the foreseeable future; however, if we enter into significant nonmonetary asset exchanges in the future, SFAS 153 could have a material effect on our consolidated financial position, results of operations or cash flows.
Results of Operations
     During 2005 we experienced an increase in sales of our Alpha Hydrox skin care products because of the introduction of new Alpha Hydrox products, while experiencing a decrease in our line of household products and decreasing sales of our Montagne Jeunesse sachet products. Our net loss for 2005 was $198,100 versus $903,100 for 2004. Our improvement over last year was primarily due to the increase in sales from our new Alpha Hydrox product introductions.
Summary of Results as a Percentage of Net Sales

	Year Ended December 31,
	2005	2004	2003
Net sales
Scott’s Liquid Gold household products	34.8%	41.3%	36.8%
Skin care products	65.2%	58.7%	63.2%

Total net sales	100.0%	100.0%	100.0%
Cost of sales	56.1%	57.0%	52.6%

Gross profit	43.9%	43.0%	47.4%
Other revenue	0.2%	0.2%	0.2%

	44.1%	43.2%	47.6%

Operating expenses	44.2%	46.4%	47.5%
Interest expense	0.8%	0.8%	0.9%

	45.0%	47.2%	48.4%

Loss before income taxes	(0.9%)	(4.0%)	(0.8%)

     Our gross margins may not be comparable to those of other entities, since some entities include all of the costs related to their distribution network in cost of sales and others, like us, exclude a portion of them (freight out to customers and nominal outside warehouse costs) from gross margin, including them instead in the selling expense line item. See Note 1(o), Shipping and Handling Costs, to the Consolidated Financial Statements in this Report.

Year Ended December 31, 2005
Compared to Year Ended December 31, 2004
Comparative Net Sales

			Percentage
			Increase
	2005	2004	(Decrease)
Scott’s Liquid Gold	$6,609,200	$6,872,300	(3.8%)
Touch of Scent	1,785,900	2,470,500	(27.7%)

Total household chemical products	8,395,100	9,342,800	(10.1%)

Alpha Hydrox and other skin care	5,890,000	3,293,900	78.8%
Montagne Jeunesse skin care	9,854,100	10,010,500	(1.6%)

Total skin care products	15,744,100	13,304,400	18.3%

Total net sales	$24,139,200	$22,647,200	6.6%

     Consolidated net sales for 2005 were $24,139,200 versus $22,647,200 for 2004, an increase of $1,492,000 or 6.6%. Average selling prices for 2005 were up by $179,000 from those of 2004. Average selling prices of household products were up by $71,500, and average selling prices of skin care products were up by $107,500. This increase in average selling prices was primarily due to an increase in pricing on our Scott’s Liquid Gold for wood products, and improved pricing of our new Alpha Hydrox skin care products. Co-op advertising, marketing funds, slotting fees, and coupons paid to retailers are deducted from gross sales, and totaled $1,916,600 in 2005 versus $2,074,700 in 2004, a decrease of $158,100 or 7.6%, the majority of which was due to a decrease in co-op advertising fees.
     During 2005, net sales of skin care products accounted for 65.2% of consolidated net sales compared to 58.7% in 2004. Net sales of those products were $15,744,100 in 2005 compared to $13,304,400 in 2004, an increase of $2,439,700 or 18.3%. During the first quarter of 2005 we began introduction of four new items in our Alpha Hydrox line of cosmetic products. Because of this, our sales of Alpha Hydrox products (with and without alpha hydroxy acid) increased during 2005. Although we are optimistic that this trend will continue, it is still too early to tell the consumer acceptance of these products which is necessary for reorders of these products and expanding the distribution of these products. We have continued to experience a drop in unit sales of our earlier-established alpha hydroxy acid-based products due primarily to maturing in the market for alpha hydroxy acid-based skin care products, intense competition from producers of similar or alternative products, many of which are considerably larger than Neoteric Cosmetics, Inc. and reduced distribution of these products at retail stores in prior periods. For 2005, the sales of our Alpha Hydrox products accounted for 28.9% of net sales of skin care products and 18.8% of total net sales, compared to 15.3% of net sales of skin care products and 9.0% of total net sales in 2004.
     For 2005, sales of Montagne Jeunesse products comprised a majority of net sales of our skin care products. Net sales of Montagne Jeunesse were approximately $9,854,100 in 2005 compared to $10,010,500 in 2004. We believe that this decrease in sales of Montagne Jeunesse is attributable primarily to a decrease in the number of display promotions at retailers in the fourth quarter of 2005 versus 2004. The decrease may also reflect a softening in demand for these products which we experienced in the third and fourth quarter of 2005.
     Sales of household products in 2005 accounted for 34.8% of consolidated net sales compared to 41.3% in 2004. These products are comprised of Scott’s Liquid Gold for wood, a wood cleaner which preserves as it cleans, and Touch of Scent, a room air freshener. Sales of household products were $8,395,100 in 2005 compared to $9,342,800 in 2004, a decrease of $947,700, or 10.1%. Sales of Scott’s Liquid Gold for wood decreased from $6,872,300 in 2004 to $6,609,200 in 2005 (down by $263,100 or 3.8%). This decrease was due to decreased distribution at retail stores and by introduction of new competing products and limited advertising of our products. Sales of “Touch of Scent” were down by $684,600 or 27.7%, primarily due to a decrease in distribution. In the second quarter of 2005 we began introducing a wood wash under the Scott’s Liquid Gold product line. It is too early to determine if this introduction will be successful.
     As sales of a consumer product decline, there is the risk that retail stores will stop carrying the product. The loss of any significant customer for any skin care products, “Scott’s Liquid Gold” for wood or “Touch of Scent”, could have a significant adverse impact on our revenues and operating results. We believe that our future success is highly dependent on favorable acceptance in the marketplace of Montagne Jeunesse products, the sales of our new Alpha Hydrox products and our “Scott’s Liquid Gold” for wood products.
     We also believe that the introduction of successful new products, including line extensions of existing products, such as the wood wash using the name “Scott’s Liquid Gold,” are important to maintaining or growing our revenue. We currently plan to make one to three product introductions during 2006. To the extent that we manufacture a new product rather than purchase it from external parties, we are also benefited by the use of existing capacity in our facilities. The actual introduction of these products, the timing of any introduction and any revenues realized from these products is uncertain.
     On a consolidated basis, cost of goods sold was $13,514,500 in 2005 compared to $12,907,200 for 2004, an increase of $607,300, or 4.7% (on a sales increase of about 6.6%). As a percentage of consolidated net sales, cost of goods sold was 56.0% in 2005 compared to 57.0% in 2004, which was essentially due to our increase in plant utilization, resulting from increased sales of our Alpha Hydrox cosmetic products during 2005, offset by sales of Montagne Jeunesse products at a higher cost per unit, along with the increased cost of steel cans and petroleum based raw materials used in many of our products. To date there have not been additional increases in these two raw materials in 2006.
     We are working on ways to more fully utilize our production capacity at our manufacturing facilities in Denver. We discuss from time to time manufacturing private label products, but those discussions have not resulted in any agreements to date. We are currently considering with a party the possibility of manufacturing certain products as part of a project to manufacture and sell products in the United States. We do not know whether we will be successful in these efforts to manufacture products for third parties.
Operating Expenses, Interest Expense and Other Income

			Percentage
			Increase
	2005	2004	(Decrease)
Operating Expenses
Advertising	$1,275,200	$1,143,400	11.5%
Selling	5,933,600	5,804,800	2.2%
General & Administrative	3,462,000	3,557,900	(2.7%)

Total operating expenses	$10,670,800	$10,506,100	1.6%

Interest Income	$42,300	$42,500	(0.5%)

Interest Expense	$194,300	$177,800	9.3%
     Operating expenses, comprised primarily of advertising, selling, and general and administrative expenses, increased by $164,700 or 1.6% in 2005, when compared to 2004. The various components of operating expenses are discussed below.

     Advertising expenses for 2005 were $1,275,200 compared to $1,143,400 for 2004, an increase of $131,800 or 11.5% (primarily from an increase in television advertising). In 2005, we spent $776,900 to advertise our cosmetics products, compared to $255,000 in 2004, an increase of 204.7%, and $498,300 in 2005 compared to $888,400 in 2004 to advertise household products, a decrease of 43.9%. We plan to advertise our household products and skin care products in 2006 at about 2005 levels. We periodically review our advertising plans and may revise planned advertising expenditures based upon actual sales results and competitive conditions.
     As part of our sales efforts in the last quarter of 2005, we used television advertisements and a few print advertisements. We will continue to advertise in these types of media during the first quarter 2006. We have not used television advertisements for the Montagne Jeunesse products.
     Selling expenses for 2005 were $5,933,600 compared to $5,804,800 for 2004, an increase of $128,800 or 2.2%. That increase was comprised of an increase in freight and brokerage expenses of $85,200, an increase in salaries and fringe benefits and related travel expense of $51,300, primarily because of staffing changes and sales incentives in 2005 versus 2004, an increase in depreciation and royalty expense of $63,100, offset by a decrease in internet sales expense of $25,700, a decrease in promotional goods cost of $32,200, and a net decrease in other selling expenses, none of which by itself is significant, of $12,900.
     General and administrative expenses for 2005 were $3,462,000 compared to $3,557,900 for 2004, a decrease of $95,900 or 2.7%. That decrease is primarily due to a decrease in salary and fringe benefits resulting from fewer administrative staff in 2005 versus 2004.
     Interest expense for 2005 was $194,300 versus $177,800 for 2004. Interest expense increased because of higher interest rates and borrowing levels under our line of credit. Interest income for 2005 was $42,300 compared to $42,500 for 2004, which consists of interest earned on our cash reserves in 2005 and 2004.
     During 2005 and 2004, expenditures for research and development were not material (under 2% of revenues.)
Year Ended December 31, 2004
Compared to Year Ended December 31, 2003
Comparative Net Sales

			Percentage
			Increase
	2004	2003	(Decrease)
Scott’s Liquid Gold	$6,872,300	$6,577,800	4.5%
Touch of Scent	2,470,500	2,438,100	1.3%

Total household chemical products	9,342,800	9,015,900	3.6%

Alpha Hydrox and other skin care	3,293,900	3,969,400	(17.0%)
Montagne Jeunesse skin care	10,010,500	11,485,400	(12.8%)

Total skin care products	13,304,400	15,454,800	(13.9%)

Total net sales	$22,647,200	$24,470,700	(7.5%)

     Consolidated net sales for 2004 were $22,647,200 versus $24,470,700 for 2003, a decrease of $1,823,500 or 7.5%. Average selling prices for 2004 were down by $354,500, or 1.5% from those of 2003. Average selling prices of household products were down by $150,300, or 1.7%, and average selling prices of skin care products were down by $204,200, or 1.3%. This decrease in average selling prices was primarily due to an increase in coupon usage in 2004 versus 2003 offset somewhat by an increase in pricing on our Scott’s Liquid Gold for wood products, while the decrease in average prices of our skin care products was primarily due to holiday promotional pricing on our Montagne Jeunesse sachet products offset somewhat by a decrease in couponing in 2004 versus 2003. Co-op advertising, marketing funds, slotting fees, and coupons paid to retailers are deducted from gross sales, and totaled $2,074,700 in 2004 versus $1,916,600 in 2003, an increase of $158,100 or 8.2%, the majority of which was due to an increase in coupon and slotting fee expenses due to expanding to new customers and reintroduction to former customers.
     During 2004, net sales of skin care products accounted for 58.7% of consolidated net sales compared to 63.2% in 2003. Net sales of those products were $13,304,400 in 2004 compared to $15,454,800 in 2003, a decrease of $2,150,400 or 13.9%. We have continued to experience a drop in unit sales of our earlier-established alpha hydroxy acid (“AHA”) products due at least in part to maturing in the market for AHA-based skin care products and intense competition from producers of similar or alternative products, many of which are considerably larger than Neoteric Cosmetics, Inc. Sales of our Alpha Hydrox products (with and without alpha hydroxy acid) decreased during 2003 and 2004, due to slower sales at retail and reduced distribution of those products at retail stores, including our largest and other customers having reduced in prior quarters the number of types of those products carried on their shelves and discontinuation in 2003 of these products at certain retail chains. In addition, increased television advertising for Alpha Hydrox products in the first half of 2003 was not cost effective in terms of the impact on sales. In the second quarter of 2003, our largest customer (which accounted for 23.6% of sales of Alpha Hydrox skin care products in 2002) decreased significantly the number of stores carrying our Alpha Hydrox products. This change has resulted in lower sales of those products. For 2004, the sales of our Alpha Hydrox products accounted for 15.3% of net sales of skin care products and 9.0% of total net sales, compared to 16.1% of net sales of skin care products and 10.2% of total net sales in 2003.
     For 2004, sales of Montagne Jeunesse products comprised a majority of net sales of our skin care products. Net sales of Montagne Jeunesse were approximately $10,010,500 in 2004 compared to $11,485,400 in 2003. We believe that this decrease in sales of Montagne Jeunesse is attributable primarily to a decrease in the number of display promotions at retailers in the first half of 2004 versus 2003 and to 2003 products that had not sold through the retail stores until 2004 thus resulting in fewer sales by us.
     As part of our sales efforts in 2003, we used direct response television (infomercial) commercials for the sale of our Alpha Hydrox products. These efforts were not repeated in 2004. We have not used television advertisements for the Montagne Jeunesse products. We did not introduce new skin care products during 2004, except different items in Montagne Jeunesse sachets.
     Sales of household products in 2004 accounted for 41.3% of consolidated net sales compared to 36.8% in 2003. These products are comprised of Scott’s Liquid Gold for wood, a wood cleaner which preserves as it cleans, and Touch of Scent, a room air freshener. Sales of household products were $9,342,800 in 2004 compared to $9,015,900 in 2003, an increase of $326,900, or 3.6%. Sales of Scott’s Liquid Gold for wood increased from $6,577,800 in 2003 to $6,872,300 in 2004 (up by $294,500 or 4.5%). This increase was due to increased distribution at retail stores offset by introduction of new competing products and limited advertising of our products. Sales of “Touch of Scent” were up by $32,400 or 1.3%, primarily due to an increase in distribution which commenced in late 2004.
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
Operating Expenses, Interest Expense and Other Income

			Percentage
			Increase
	2004	2003	(Decrease)
Operating Expenses
Advertising	$1,143,400	$1,843,800	(38.0%)
Selling	5,804,800	6,151,500	(5.6%)
General & Administrative	3,557,900	3,641,500	(2.3%)

Total operating expenses	$10,506,100	$11,636,800	(9.7%)

Interest Income	$42,500	$58,300	(27.1%)

Interest Expense	$177,800	$213,300	(16.6%)
     Operating expenses, comprised primarily of advertising, selling, and general and administrative expenses, decreased by $1,130,700 or 9.7% in 2004, when compared to 2003. The various components of operating expenses are discussed below.
     Advertising expenses for 2004 were $1,143,400 compared to $1,843,800 for 2003, a decrease of $700,400 or 38.0% (primarily from a decrease in television advertising). In 2004, we spent $255,000 to advertise our cosmetics products, compared to $976,100 in 2003, a decrease of 73.9%, and $888,400 in 2004 compared to $867,700 in 2003 to advertise household products, an increase of 2.4%.
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
     Interest expense for 2004 was $177,800 versus $213,300 for 2003. Interest expense decreased because of the reduced principal of our bank loan. Interest income for 2004 was $42,500 compared to $58,300 for 2003, which consists of interest earned on our cash reserves in 2004 and 2003.
     During 2004 and 2003, expenditures for research and development were not material (under 2% of revenues.)
Liquidity and Capital Resources
     On August 8, 2005 we obtained a new $1,800,000 line of credit with Citywide Banks of Aurora, Colorado. This line replaced the $1,500,000 line of credit dated August 8, 2004, from the same bank. The line of credit bears interest at a rate of .5% over the bank’s base rate of 7.25% at December 31, 2005 and matures on August 8, 2006. The line of credit is secured by inventory and accounts receivable. Under its terms, events of default include a material adverse change in our financial condition. The covenants remain the same as the bank loan described below. At December 31, 2005, the outstanding amount under this line of credit was $570,000, leaving $1,230,000 available, if needed. We anticipate requesting a renewal of this line of credit prior to its maturity.
     We have a bank loan for approximately $1.89 million at the bank’s base rate, adjustable annually each November (the interest rate on this loan was 7.00% at December 31, 2005), secured by our land and buildings, with principal and interest payable monthly through November 2007. The loan agreement contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1. We may not declare any dividends that would result in a violation of either of these covenants. The foregoing requirements were met at the end of each quarter during 2005.
     During 2005, our working capital decreased by $501,600 to $2,846,800, while our current ratio (current assets divided by current liabilities) decreased from 1.7:1 at December 31, 2004 to 1.6:1 at December 31, 2005. This decrease in working capital is attributable to a net loss of $198,100, a reduction of long-term debt of $954,600, a decrease in accumulated comprehensive income of $2,300, offset by depreciation in excess of capital additions of $624,400, a decrease in other assets of $10,800 and an increase in common stock and capital in excess of par of $18,200.
     At December 31, 2005, net trade accounts receivable were $1,633,100 compared to $1,419,700 at the end of 2004, an increase of $213,400, primarily due to an increase in December 2005 sales versus those of the same period last year. Inventories were up by $244,300 at the end of 2005 compared to 2004, largely due to additional inventory needed for new products introduced in 2005. Prepaid expenses decreased by $162,700 primarily because of a decrease in prepaid advertising and a decrease in prepaid insurance expense. Trade accounts payable increased by $13,600. Accrued payroll and benefits decreased $111,100 from December 31, 2004 to December 31, 2005 primarily because of the timing related to accrued payroll. Other accrued liabilities decreased by $22,700 primarily because of a decrease in accrued coupon expense related to skin care products.
     We have no significant capital expenditures planned for 2006 and have no current plans for any external financing, other than our existing bank loans. We expect that our available cash and cash flows from operating activities together with borrowings under our line of credit assuming it is renewed in August, 2006, will fund the next twelve months’ cash requirements.
     Our dependence on operating cash flow means that risks involved in our business can significantly affect our liquidity. Any loss of a significant customer, any further decreases in distribution of our skin care or household chemical products, any new competitive products affecting sales levels of our products, or any significant expense not included in our internal budget could result in the need to raise cash, such as through a bank financing. Except for the short-term line of credit described above, we have no arrangements for an external financing of debt or equity, and we are not certain whether any such financing would be available on acceptable terms. Please also see other risks summarized in “Forward Looking Statements” above in Item 1. We expect our operating cash flows to improve if we achieve profitability in 2006.
     The following table sets forth our contractual obligations in the aggregate. We have no capital lease obligations, unconditional purchase obligations or other long-term contractual obligations. Our long-term debt interest rate is a variable rate. The table below assumes a 7.00% annual interest rate for our long-term debt, and an 8.00% annual interest rate for our line of credit.

CONTRACTUAL OBLIGATIONS
	Payments due by Period
		Less than
	Total	1-Year	1–3 Years	4–5 Years	5 Years

Long-term debt, including interest	$2,031,700	$1,060,000	$971,700	$—	$—
Line of credit, including interest	604,200	604,200	—	—	—
Employee separation agreement	10,000	5,000	5,000	—	—
Operating lease obligations	202,000	82,000	120,000	—	—

Total Contractual Cash Obligations	$2,847,900	$1,751,200	$1,096,700	$—	$—

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Market risk represents the risk of loss due to adverse changes in financial and commodity market prices and rates. We are not materially exposed to market risks regarding interest rates because the interest on our outstanding debt is at the lender’s base rate, which approximates the prime rate, adjustable yearly. Our investments in debt and equity securities are short-term and not subject to significant fluctuations in fair value. If interest rates were to rise 10% from year-end levels, the fair value of our debt and equity securities would have decreased by approximately $600. Further, we do not use foreign currencies in our business. Currently, we receive payment for sales to parties in foreign countries in U.S. dollars. Additionally, we do not use derivative instruments or engage in hedging activities. As a result, we do not believe that near-term changes in market risks will have a material effect on results of operations, financial position or our cash flows.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Scott’s Liquid Gold-Inc.
     We have audited the accompanying consolidated balance sheets of Scott’s Liquid Gold-Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scott’s Liquid Gold-Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
                               /s/ EHRHARDT, KEEFE, STEINER & HOTTMAN P.C.
Denver, Colorado
February 17, 2006

Consolidated Statements of Operations

	Year ended December 31,
	2005	2004	2003
Net sales	$24,139,200	$22,647,200	$24,470,700

Operating costs and expenses:
Cost of sales	13,514,500	12,907,200	12,868,500
Advertising	1,275,200	1,143,400	1,843,800
Selling	5,933,600	5,804,800	6,151,500
General and administrative	3,462,000	3,557,900	3,641,500

	24,185,300	23,413,300	24,505,300

Loss from operations	(46,100)	(766,100)	(34,600)
Interest income	42,300	42,500	58,300
Interest expense	(194,300)	(177,800)	(213,300)

Loss before income taxes	(198,100)	(901,400)	(189,600)
Income tax expense (Note 5)	—	(1,700)	—

Net loss	$(198,100)	$(903,100)	$(189,600)

Net loss per common share (Note 7):
Basic	$(0.02)	$(0.09)	$(0.02)

Diluted	$(0.02)	$(0.09)	$(0.02)

Weighted average shares outstanding	:
Basic	10,484,600	10,404,500	10,209,200

Diluted	10,484,600	10,404,500	10,209,200

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$2,260,700	$3,354,600
Investment securities	51,900	54,200
Trade receivables, net of allowance of $62,000 and $83,000, respectively, for doubtful accounts	1,633,100	1,419,700
Other receivables	55,300	56,900
Inventories, net (Note 2)	3,184,600	2,940,300
Prepaid expenses	326,900	489,600

Total current assets	7,512,500	8,315,300
Property, plant and equipment, net (Note 3)	13,725,200	14,349,600
Other assets	11,800	22,600

	$21,249,500	$22,687,500

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Line of Credit (Note 4)	$570,000	$790,000
Accounts payable	1,809,300	1,795,700
Accrued payroll and benefits	939,400	1,050,500
Other accrued expenses	391,000	413,700
Current maturities of long-term debt (Note 4)	956,000	917,000

Total current liabilities	4,665,700	4,966,900
Long-term debt, net of current maturities (Note 4)	938,400	1,893,000

	5,604,100	6,859,900

Commitments and contingencies (Notes 4, 6, 9 and 10)
Shareholders’ equity (Note 6):
Common stock; $.10 par value, authorized 50,000,000 shares; issued and outstanding 10,503,000 shares (2005), and 10,471,000 shares (2004)	1,050,300	1,047,100
Capital in excess of par	4,994,200	4,979,200
Accumulated comprehensive income	1,900	4,200
Retained earnings	9,599,000	9,797,100

Shareholders’ equity	15,645,400	15,827,600

	$21,249,500	$22,687,500

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

			Capital	Accumulated
Years ended December 31,	Common Stock		in Excess	Comprehensive	Retained	Comprehensive
2005, 2004, and 2003	Shares	Amount	of Par	Income (loss)	Earnings	Income (loss)

Balance, December 31, 2002	10,153,100	$1,015,300	$4,847,000	$8,400	$10,889,800
Total comprehensive income						$1,572,200

Stock issued to ESOP Plan	202,900	20,300	80,200	—	—
Unrealized loss on investment securities	—	—	—	(2,800)	—	$(2,800)
Net loss	—	—	—	—	(189,600)	(189,600)

Balance, December 31, 2003	10,356,000	1,035,600	4,927,200	5,600	10,700,200
Total comprehensive loss						$(192,400)

Stock issued to ESOP Plan	110,000	11,000	49,900	—	—
Stock issued for services	5,000	500	2,100	—	—
Unrealized loss on investment securities	—	—	—	(1,400)	—	$(1,400)
Net loss	—	—	—	—	(903,100)	(903,100)

Balance, December 31, 2004	10,471,000	1,047,100	4,979,200	4,200	9,797,100
Total comprehensive loss						$(904,500)

Stock purchase for contribution to ESOP(Note 6)	(70,000)	(7,000)	(33,600)	—	—
Stock issued to ESOP Plan (Note 6)	100,000	10,000	47,400	—	—
Stock issued for cash	2,000	200	1,200	—	—
Unrealized loss on investment securities	—	—	—	(2,300)	—	$(2,300)
Net loss	—	—	—	—	(198,100)	(198,100)

Balance, December 31, 2005	10,503,000	$1,050,300	$4,994,200	$1,900	$9,599,000

Total comprehensive loss						$(200,400)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net loss	$(198,100)	$(903,100)	$(189,600)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	670,600	683,500	704,200
Stock issued for services	—	2,600	—
Stock issued to ESOP	57,400	60,900	100,500
Change in assets and liabilities:
Trade and other receivables, net	(211,800)	(332,600)	688,500
Inventories	(244,300)	182,300	(516,000)
Prepaid expenses and other assets	149,300	(233,200)	173,100
Accounts payable and accrued expenses	(120,200)	344,200	(662,000)

Total adjustments to net loss	301,000	707,700	488,300

Net Cash Provided (Used) by Operating Activities	102,900	(195,400)	298,700

Cash Flows from Investing Activities:
Purchase of investment securities	(248,400)	—	(495,600)
Proceeds from sale or maturity of investment securities	250,000	250,000	1,760,500
Proceeds from sale of equipment	2,100	—	—
Purchases of property, plant and equipment	(25,700)	(113,300)	(21,300)

Net Cash Provided (Used) by Investing Activities	(22,000)	136,700	1,243,600

Cash Flows from Financing Activities:
Proceeds (payments) on short-term borrowings, net	(220,000)	790,000	—
Proceeds from issuance of stock	1,400	—	—
Purchase of stock for contribution to ESOP	(40,600)	—	—
Principal payments on long-term borrowings	(915,600)	(875,300)	(830,100)

Net Cash Used by Financing Activities	(1,174,800)	(85,300)	(830,100)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,093,900)	(144,000)	712,200
Cash and Cash Equivalents, beginning of year	3,354,600	3,498,600	2,786,400

Cash and Cash Equivalents, end of year	$2,260,700	$3,354,600	$3,498,600

Supplemental disclosures:
Cash paid during the year for:
Interest	$191,200	$178,700	$214,900
Income taxes	$1,100	$1,700	$400
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Summary Of Significant Accounting Policies
(a) Company Background
     Scott’s Liquid Gold-Inc. (a Colorado corporation) was incorporated on February 15, 1954. Scott’s Liquid Gold-Inc. and its wholly owned subsidiaries (collectively, the terms “we” or “our”), manufactures and markets quality household and skin care products. In the first quarter of 2001, we began acting as a distributor in the United States of beauty care products contained in individual sachets and manufactured by Montagne Jeunesse. Our business is comprised of two segments, household products and skin care products.
(b) Principles of Consolidation
     The consolidated financial statements include our accounts and those of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
(c) Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include, but are not limited to, realizability of deferred tax assets, reserves for slow moving and obsolete inventory, customer returns and allowances, and bad debts.
(d) Cash Equivalents
     We consider all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents.
(e) Investments in Marketable Securities
     We account for investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities”, which requires that we classify investments in marketable securities according to management’s intended use of such investments. We invest our excess cash and have established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. We consider all investments as available for use in current operations, and therefore classify them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, net of tax, reported as a separate component of shareholders’ equity and comprehensive income (loss). The cost of the securities sold is based on the specific identification method. Investments in corporate and government securities as of December 31, 2005 are scheduled to mature within one year.
(f) Inventories
     Inventories consist of raw materials and finished goods and are stated at the lower of cost (first-in, first out method) or market. We record a reserve for slow moving and obsolete products and raw materials. We estimate reserves for slow moving and obsolete products and raw materials based upon historical and anticipated sales.
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
(h) Financial Instruments
     Financial instruments which potentially subject us to concentrations of credit risk are primarily cash and cash equivalents, investments in marketable securities, and trade receivables. We maintain our cash balances in the form of bank demand deposits with financial institutions that management believes are creditworthy. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. We have no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.
     The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. The fair value of investments in marketable securities is based upon quoted market value. Our long-term debt bears interest at a variable rate, the lender’s base rate, which approximates the prime rate. The carrying value of long-term debt approximates fair value as of December 31, 2005 and 2004.
(i) Long-Lived Assets
     We account for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
(j) Income Taxes
     We account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which related temporary differences become deductible. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
(k) Revenue Recognition
     Revenue is recognized upon delivery of products to customers, which is when title passes. Reserves for estimated market development support, pricing allowances and returns are provided in the period of sale as a reduction of revenue. Reserves for returns and allowances are recorded as a reduction of revenue, and are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. At December 31, 2005 and December 31, 2004, approximately $794,000 and $862,600, respectively, had been reserved as a reduction of accounts receivable, and approximately $35,000 and $90,000, respectively, had been reserved as current liabilities. Co-op advertising, marketing funds, slotting fees and coupons are deducted from gross sales, and totaled $1,916,600, $2,074,700 and $1,916,600 in 2005, 2004, and 2003, respectively.
(l) Advertising Costs
     We expense advertising costs as incurred.
(m) Stock-based Compensation
     At December 31, 2005, we had four stock-based employee compensation plans, which are described more full in Note 6. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31
	2005	2004	2003

Net loss, as reported	$(198,100)	$(903,100)	$(189,600)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (Note 6)	(215,400)	(17,400)	(203,700)

Pro forma net loss	$(413,500)	$(920,500)	$(393,300)

Loss per share:

Basic and diluted — as reported	$(0.02)	$(0.09)	$(0.02)

Basic and diluted — pro forma	$(0.04)	$(0.09)	$(0.04)

(n) Comprehensive Income
     We follow SFAS No. 130, “Reporting Comprehensive Income” which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income includes all changes in equity during a period from non-owner sources.
(o) Shipping and Handling Costs
     We classify amounts billed to a customer in a sale transaction related to shipping and handling as revenue and classify shipping and handling costs as a component of selling expense in the accompanying Consolidated Statement of Operations. Shipping and handling costs totaled $1,612,000, $1,544,100, and $1,503,000 for the years ended December 31, 2005, 2004, and 2003, respectively.
(p) Recently Issued Accounting Pronouncements
     On March 29, 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses the SEC staff’s view on SFAS No. 123(R). SAB 107 provides guidance regarding certain matters important to selecting and applying valuation models. We will consider SAB 107 in our implementation of SFAS No. 123(R). However, the adoption of SAB 107 is not expected to have a material impact on our implementation of SFAS 123(R).
     In May 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income for the period of the change the cumulative effect of changing to the new accounting principle. Statement No. 154 requires retrospective application to prior periods’ financial statement of a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, Statement No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. Statement No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be account for as a change in accounting estimate effected by a change in accounting principle. Statement No. 154 is effective in fiscal years beginning after December 15, 2005. Adoption of this statement is not expected to materially impact our results of operations or financial position.
     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (SFAS No. 151). The provisions of SFAS 151 are intended to eliminate narrow differences between the existing accounting standards of the FASB and the International Accounting Standards Board (IASB) related to inventory costs, in particular, the treatment of abnormal idle facility expense, freight, handling costs, and spoilage. SFAS No. 151 requires that theses costs be recognized as current period charges regardless of the extent to which they are considered abnormal. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS 151 to have a material impact on our operations, financial position or liquidity.
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, (revised 2004) “Share-Based Payment” (“SFAS 123(R)”). This statement is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” as amended (“SFAS 123”), and requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). SFAS 123(R) covers various share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123(R) eliminates the ability to use the intrinsic value method of accounting for share options, as provided in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) is effective beginning January 1, 2006, with early adoption encouraged. We are currently evaluating the statement’s transition methods and do not expect this statement to have an effect materially different than that of the pro forma SFAS 123 disclosures provided in Note 1 (m) to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” in our 2005 Annual Report on Form 10-K and in Note 1 above.
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). This Statement amends APB Opinion No. 29 to permit the exchange of nonmonetary assets to be recorded on a carryover basis when the nonmonetary assets do not have commercial substance. This is an exception to the basic measurement principal of measuring a nonmonetary asset exchange at fair value. A nonmonetary asset exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We have not entered into exchanges of nonmonetary assets in the past and do not expect to enter into any nonmonetary assets exchanges in the foreseeable future; however, if we enter into significant nonmonetary asset exchanges in the future, SFAS 153 could have a material effect on our consolidated financial position, results of operations or cash flows.
(q) Reclassifications
     Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.
Note 2: Inventories
     Inventories, consisting of materials, labor and overhead at December 31 were comprised of the following:

	2005	2004

Finished goods	$2,149,100	$2,256,100
Raw Materials	1,344,500	993,200
Inventory valuation reserve	(309,000)	(309,000)

	$3,184,600	$2,940,300

Note 3: Property, Plant and Equipment
     Property, plant and equipment at December 31 were comprised of the following:

	2005	2004

Land	$1,091,500	$1,091,500
Buildings	16,290,000	16,283,000
Production equipment	7,535,400	7,530,000
Office furniture and equipment	1,875,900	1,920,000
Other	182,000	182,000

	26,974,800	27,006,500
Less accumulated depreciation	(13,249,600)	(12,656,900)

	$13,725,200	$14,349,600

     Depreciation expense for the years ended December 31, 2005, 2004, and 2003 was $648,000, $673,000, and $693,400, respectively.
Note 4: Debt
     We have a term loan agreement in the original amount of $6.0 million with a commercial bank. The loan agreement with our bank contains affirmative and negative covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1 and limits the payment of dividends on common stock.

     Long-term debt at December 31 is presented below:

	2005	2004

First mortgage loan, secured by land and buildings, due November 20, 2007, principal and interest of $88,300 payable monthly, the interest rate is based on the bank base rate and is adjusted annually in November. The interest rate on this loan at December 31, 2005 was 7.00%.	$1,894,400	$2,810,000
Less current maturities	956,000	917,000

Long-term debt	$938,400	$1,893,000

     Maturities of long-term debt for the years 2006 through 2007 are $956,000 and $938,400, respectively.
     On August 10, 2005 we obtained a $1,800,000 line of credit from a bank to finance additional inventory and accounts receivable. The line of credit bears interest at a rate of .5% over the bank’s base rate of 7.25% at December 31, 2005 and matures on August 10, 2006. The line of credit is secured by inventory and accounts receivable. The covenants are the same as the bank loan described above. At December 31, 2005, the outstanding amount under this line of credit was $570,000.
     The average interest rate on the above debt as of December 31, 2005 was 7.17%.

Note 5: Income Taxes
     The provision for income tax for the years ended December 31 is as follows:

	2005	2004	2003

Current provision (benefit):
Federal	$—	$—	$—
State	—	1,700	—

Total current provision (benefit)	—	1,700	—

Deferred provision (benefit):
Federal	(181,700)	(258,900)	(24,100)
State	(14,000)	(23,600)	(2,200)
Valuation allowance	195,700	282,500	26,300

Total deferred provision (benefit)	—	—	—

Provision (benefit):
Federal	—	—	—
State	—	1,700	—

Total provision (benefit)	$—	$1,700	$—

     Income tax expense (benefit) at the statutory tax rate is reconciled to the overall income tax expense (benefit) as follows:

	2005	2004	2003

Federal income tax at statutory rates	$(67,300)	$(307,000)	$(64,500)
State income taxes, net of federal tax effect	(6,000)	(27,600)	(5,800)
Other	(122,400)	53,800	44,000

Total	(195,700)	(280,800)	(26,300)
Change in valuation allowance	195,700	282,500	26,300

Provision for income taxes	$—	$1,700	$—

     Deferred income taxes are based on estimated future tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes given the provision of enacted tax laws. The net deferred tax assets and liabilities as of December 31, 2005 and 2004 are comprised of the following:

	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$1,211,900	$1,187,900
Tax credit and other carryforwards	163,400	—
Trade receivables	23,000	30,800
Inventories	103,300	103,400
Accrued insurance	—	21,700
Accrued vacation	268,700	262,400
Accrued payroll	3,700	27,100
Other	1,500	10,600

Total deferred tax assets	1,775,500	1,643,900

Deferred tax liability:
Accelerated depreciation for tax purposes	(1,075,900)	(1,140,000)

Total deferred tax liabilities	(1,075,900)	(1,140,000)

Net deferred tax asset, before allowance	699,600	503,900
Valuation allowance	(699,600)	(503,900)

Net deferred tax asset	$—	$—

     At December 31, 2005, we had federal net operating loss carryforwards of approximately $2,750,000 and federal tax credit carryforwards related to research and development efforts of approximately $163,000, both of which expire over a period ending in 2025. State tax loss carryforwards at December 31, 2005 are approximately $9,600,000 expiring over a period ending in 2025.
     A valuation allowance was established due mainly to the uncertainty relating to the future utilization of net operating loss carryforwards. The valuation allowance was further increased by $195,700 and $282,100 for 2005 and 2004, respectively, primarily related to uncertainty as to realization of our operating losses and tax credits for these years. The amount of the deferred tax assets considered realizable could be adjusted in the future based upon changes in circumstances that result in a change in our assessment of our ability to realize those deferred tax assets through the generation of taxable income or other tax events.

Note 6: Shareholders’ Equity
     In 1993, a non-qualified stock option plan was adopted for the outside directors and in 1997, an incentive stock option plan was adopted for our employees. The 1993 plan expired in January of 2003, and accordingly no shares are available for option under that plan. In 1998 and 2005, stock option plans for our employees, officers and directors were adopted. All of the plans permitted us to grant options up to an aggregate of 2,400,000 shares of common stock. Options are granted at not less than fair market value of the stock on the date of grant and are exercisable for up to ten years from the grant date. All options granted are fully vested on the date of grant.

	1993 Plan		1997 Plan		1998 Plan		2005 Plan
		Average		Average		Average		Average
		Option		Option		Option		Option
	Number	Price	Number	Price	Number	Price	Number	Price
	of	Per	of	Per	of	Per	of	Per
	Shares	Share	Shares	Share	Shares	Share	Shares	Share

Maximum number of shares under the plans	400,000		300,000		1,100,000		600,000

Outstanding, December 31, 2002	175,000	$0.92	267,200	$1.43	514,800	$0.87	—	$—
Granted in 2003	—	—	—	—	569,000	0.58	—	—
Exercised	—	—	—	—	—	—	—	—
Cancelled/ Expired	(45,000)	1.69	(215,200)	1.63	(126,500)	1.10	—	—

Outstanding, December 31, 2003	130,000	0.65	52,000	0.61	957,300	0.67	—	—
Granted in 2004	—	—	10,000	0.65	30,000	0.76	—	—
Exercised	—	—	—	—	—	—	—	—
Cancelled/ Expired	—	—	(2,000)	0.97	(61,800)	1.30	—	—

Outstanding, December 31, 2004	130,000	0.65	60,000	0.60	925,500	0.63	—	—
Granted in 2005	—	—	215,000	0.57	423,600	0.79	320,000	0.58
Exercised	—	—	—	—	(2,000)	0.69	—	—
Cancelled/ Expired	(30,000)	0.94	(10,000)	0.97	(350,500)	0.70	(1,000)	0.54

Outstanding, December 31, 2005	100,000	$0.57	265,000	$0.56	996,600	$0.67	319,000	$0.58

Available for issuance, December 31, 2005	—		35,000		101,400		281,000

     A summary of additional information related to the options outstanding as of December 31, 2005 is as follows:

	Options Outstanding and Exercisable
		Weighted Average
	Number	Remaining	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price

$0.46 — $0.97	1,662,200	3.6 years	$0.63
$1.06	18,400	4.9 years	$1.06

Total	1,680,600	3.6 years	$0.63

     The weighted average fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions at December 31:

	2005	2004	2003
Dividend rate	$—	$—	$—
Expected volatility	64%	169%	169%
Risk-free interest rate	4.33%	3.04%	3.04%
Expected life	4.5 years	4.5 years	4.5 years
     Using these assumptions, the fair value of the stock options granted in 2005, 2004, and 2003 were estimated to be approximately $215,400, $17,400, and $203,700, respectively, net of income taxes.
     We have an Employee Stock Ownership Plan (“Plan”) to provide retirement benefits for our employees. The Plan is designed to invest primarily in our common stock and is non-contributory on the part of our employees. Contributions to the Plan are discretionary as determined by our Board of Directors. We expense the cost of contributions to the Plan which amounted to $57,400 (100,000 shares), $60,900 (110,000 shares),and $100,500 (202,900 shares), in 2005, 2004 and 2003, respectively. In 2005, from authorized and unissued shares, we issued and contributed 30,000 shares of our common stock to the Plan. Additionally in 2005, we purchased 70,000 shares from a former officer at the then market price for contribution to the Plan. In 2004 and 2003 the shares contributed were issued from authorized but unissued shares.
Note 7: Earnings per Share
     We present basic and diluted earnings or loss per share in accordance with SFAS No. 128 “Earnings per Share” which establishes standards for computing and presenting basic and diluted earnings per share. Per share data is determined by using the weighted average number of common shares outstanding. Common equivalent shares are considered only for diluted earnings per share, unless considered anti-dilutive (as in the years 2005, 2004 and 2003). Common equivalent shares, determined using the treasury stock method, result from stock options with exercise prices that are below the average market price of the common stock. A reconciliation of the weighted average number of common shares outstanding is as follows:

	2005	2004	2003

Common shares outstanding, beginning of the year	10,471,000	10,356,000	10,153,100
Common stock issued	—	5,000	202,900
Stock issued to ESOP	30,000	110,000	—
Stock options exercised	2,000	—	—

Common shares outstanding, end of year	10,503,000	10,471,000	10,356,000

Weighted average number of common shares outstanding	10,484,600	10,404,500	10,209,200
Common share equivalents	—	—	—

Diluted weighted average number of common shares outstanding	10,484,600	10,404,500	10,209,200

     We have authorized 20,000,000 shares of preferred stock issuable in one or more series, none of which is issued or outstanding as of December 31, 2005.
     At December 31, 2005, we had 1,680,600 stock options outstanding which have been excluded from diluted common shares outstanding due to their antidilutive effect.

Note 8: Segment Information
     We operate in two different segments: household products and skin care products. Our products are sold nationally and internationally (primarily Canada), directly and through independent brokers, to mass merchandisers, drug stores, supermarkets, wholesale distributors and other retail outlets. Management has chosen to organize our business around these segments based on differences in the products sold. The household products segment includes “Scott’s Liquid Gold” for wood, a wood cleaner which preserves as it cleans, and “Touch of Scent,” a room air freshener. The skin care segment includes “Alpha Hydrox,” alpha hydroxy acid cleansers and lotions, a retinol product, and “Diabetic Skin Care”, a healing cream and moisturizer developed to address skin conditions of diabetics, and beauty care sachets of Montagne Jeunesse distributed by us.
     Accounting policies for our segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.” Our Management evaluates segment performance based on segment income or loss before profit sharing, bonuses, income taxes and nonrecurring gains and losses. The following provides information on our segments as of and for the years ended December 31:

	2005		2004		2003
	Household	Skin Care	Household	Skin Care	Household	Skin Care
	Products	Products	Products	Products	Products	Products
Net sales to external customers	$8,395,100	$15,744,100	$9,342,800	$13,304,400	$9,015,900	$15,454,800
Loss before profit sharing, bonuses and income taxes	$(871,400)	$673,300	$(673,000)	$(228,400)	$(106,900)	$(82,700)
Identifiable assets	$3,253,500	$6,940,400	$3,733,200	$6,402,200	$3,640,100	$6,416,100
The following is a reconciliation of segment information to consolidated information:

	2005	2004	2003

Net sales to external customers	$24,139,200	$22,647,200	$24,470,700

Loss before profit sharing, bonuses and income taxes	$(198,100)	$(901,400)	$(189,600)

Consolidated loss before income taxes	$(198,100)	$(901,400)	$(189,600)

Identifiable assets	$10,193,900	$10,135,400	$10,056,200
Corporate assets	$11,055,600	12,552,100	14,396,400

Consolidated total assets	$21,249,500	$22,687,500	$24,452,600

     We attribute our net sales to different geographic areas based on the location of the customer. All of our long-lived assets are located in the United States. For the year ended December 31, revenues for each geographical area are as follows:

	2005	2004	2003

United States	$23,946,300	$22,475,900	$24,214,100
Foreign countries	192,900	171,300	256,600

Total net sales	$24,139,200	$22,647,200	$24,470,700

     In 2005, 2004 and 2003, one customer accounted for approximately $7,000,000, $8,200,000, and $9,100,000, respectively, of consolidated net sales. Both segments sell to this customer. This customer is not related to us. The outstanding trade receivable from this same customer accounted for 19.8% and 40.1% of total trade receivables at December 31, 2005 and 2004, respectively. Another customer accounted for approximately $3,200,000 and $3,000,000 of consolidated net sales in 2005 and 2004 respectively; and, the outstanding trade receivables from this customer accounted for 14.0% and 10.0% of total trade receivables at December 31, 2005 and 2004, respectively. A loss of these customers could have a material adverse effect on us because it is uncertain whether our consumer base served by these customers would purchase our products at other retail outlets. No long-term contracts exist between us and these customers or any other customer.
Note 9: Retirement Plans
     We have a 401(k) Profit Sharing Plan (“401(k) Plan”) covering our full-time employees who have completed four months of service as defined in the 401(k) Plan, and are age 18 or older. Participants may defer up to 100% of their compensation up to the maximum limit determined by law. We may make discretionary “matching” contributions up to a maximum of 6% of each participant’s compensation, but only for those employees earning no more than $35,000 annually. Additionally, we can make discretionary “profit sharing” contributions to eligible employees. Participants are always fully vested in their contributions, matching contributions and allocated earnings thereon. Vesting in our profit sharing contribution is based on years of service, with a participant fully vested after five years. Our Company matching contributions totaled $11,000, $12,000, and $6,600, in 2005, 2004, and 2003, respectively. We have made no discretionary profit sharing contributions in 2005, 2004 or 2003.
Note 10: Commitments and Contingencies
     We have entered into various operating lease agreements, primarily for office equipment. Annual rental expense under these leases totaled $89,800, $85,400, and $110,600 in 2005, 2004 and 2003, respectively. Minimum annual rental payments under noncancellable operating leases are approximately $82,000, $71,000, and $49,000 for the years ending December 31, 2006, 2007, and 2008, respectively.
     We are subject to incidental litigation in the ordinary course of our business. We expect that no pending legal proceeding will have a material adverse effect on us.
Note 11. Transactions with Related Parties
     In 2001, we commenced purchases of the skin care sachets from Montagne Jeunesse under a distributorship agreement covering the United States. Montagne Jeunesse is the sole supplier of that product. Sales of these products represent a significant source of our revenues. On May 4, 2005, our wholly-owned subsidiary, Neoteric Cosmetics, Inc. (“Neoteric”), entered into a new distribution agreement with Montagne Jeunesse International Ltd (“Montagne Jeunesse”) covering our distribution of Montagne Jeunesse products. It replaces a distribution agreement in effect since 2000. In the new agreement, Montagne Jeunesse appoints Neoteric as its exclusive distributor to market and distribute Montagne Jeunesse products in the United States of America. The appointment is for a period of 18 months, commencing May 3, 2005, and continues in force until terminated by either party by giving to the other party no less than three months’ notice in writing of a termination at the end of the initial term of 18 months or any time after the initial term. The principal and controlling owner of Montagne Jeunesse is the managing director and sole owner of Atchinson Investments, Ltd., which owned, to our knowledge, at December 31, 2005, approximately seven percent of our outstanding common stock.
     We adopted a bonus plan for our executive officers for 2005. The plan provided that an amount would be distributed to our executive officers equal to 10% of the annual before tax profit exceeding $1,000,000, excluding items that are infrequent, unusual, or extraordinary. In 2005, 2004 and 2003, no bonuses were accrued or paid due to net losses. We have adopted substantially the same plan for our executive officers in 2006.

Note 12. Valuation and Qualifying Accounts (in thousands)

	Balance at	Additions		Balance
	beginning of	charged to		at end
	year	expense	Deductions	of year
Year ended December 31, 2003:
Returns and allowances, market development support and doubtful accounts reserve	$1,424,300	3,621,300	4,090,200	$955,400
Inventory valuation reserve	$400,000	17,000	53,000	$364,000

Year ended December 31, 2004:
Returns and allowances, market development support and doubtful accounts reserve	$955,400	3,251,300	3,261,100	$945,600
Inventory valuation reserve	$364,000	22,700	77,700	$309,000

Year ended December 31, 2005
Returns and allowances, market development support and doubtful accounts reserve	$945,600	3,387,100	3,476,700	$856,000
Inventory valuation reserve	$309,000	16,700	16,700	$309,000

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.

Item 9A.	Controls and Procedures.
     As of December 31, 2005, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms as of December 31, 2005. There was no change in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
     None.
PART III

Item 10.	Directors and Executive Officers of the Registrant.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions.

Item 14.	Principal Accountant Fees and Services.
     For Part III, the information set forth in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held in May, 2006, hereby is incorporated by reference into this Report.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Financial Statements:

Consolidated Statements of Operations — Years ended December 31, 2005, 2004 and 2003

Consolidated Balance Sheets — At December 31, 2005 and 2004

Consolidated Statements of Cash Flows — Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity Years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Financial Statement Schedules:

None.

     (c) Exhibits:

Exhibit
Number	Document
3.1	Restated Articles of Incorporation, as amended and restated through May 1, 1996, incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended December 31, 2001.

3.2	Bylaws, as amended through February 27, 1996, incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K for the year ended December 31, 2004.

4.1	Promissory Note, dated November 21, 2000, payable to Citywide Banks; Assignment of Rents, dated November 21, 2000, between us and Citywide Banks; Deed of Trust, dated November 21, 2000, by us for Citywide Banks; and Business Loan Agreement, dated November 21, 2000, between us and Citywide Banks, incorporated by reference to Exhibit 4.1 of our Annual Report on Form 10-K for the year ended December 31, 2000.

4.2	Business Loan Agreement, dated August 8, 2005, with Citywide Banks, a Promissory Note dated August 8, 2005 to Citywide Banks and a Commercial Security Agreement dated August 8, 2004 with Citywide Banks, incorporated by reference to Exhibit 10.0 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.1*	Scott’s Liquid Gold-Inc. Health and Accident Plan, Plan Document and Summary Plan Description Amended and Restated Effective October 1, 2003 incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the year ended December 31, 2004.

10.2	Scott’s Liquid Gold & Affiliated Companies Employee Benefit Health And Welfare Plan Amendment #1-2004 incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K for the year ended December 31, 2004.

10.3*	Amended Key Executive Disability Plan — Scott’s Liquid Gold-Inc. incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K for the year ended December 31, 2002.

10.4*	2006 Key Executive Bonus Plan.

10.5*	Indemnification Agreement dated May 6, 1987, between the Registrant and Mark E. Goldstein, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement dated December 23, 1991, between the Registrant and Dennis H. Field, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; Amendment to Indemnification Agreement dated January 17, 1992, between the Registrant and Dennis H. Field, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated July 12, 2000, between us and Jeffrey R. Hinkle, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated August 16, 2000, between us and Carl A. Bellini, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated November 2, 2000, between us and Jeffry B. Johnson, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated November 20, 2002 between us and Dennis P. Passantino, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; and, an Indemnification Agreement, dated January 26, 2004 between us and Gerald J. Laber, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2003.

Exhibit
Number	Document
10.6	Agreement dated as of May 3, 2005 between Montagne Jeunesse International Ltd. and Neoteric Cosmetics, Inc., incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.7*	Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan and Trust Agreement, Amended and Restated Effective January 1, 2001, incorporated by reference to Exhibit 10.6 of our Annual Report on Form 10-K for the year ended December 31, 2001; and Second Amendment to Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan, effective as of January 1, 2003, incorporated by reference to Exhibit 10.6 of our annual Report on Form 10-K for the year ended December 31, 2003.

10.8	Third Amendment to Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan, effective March 28, 2005, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.9*	Scott’s Liquid Gold-Inc. 1993 Stock Option Plan for Outside Directors, incorporated by reference to Exhibit 4.7 of our Registration Statement No. 33-63254 on Form S-8, filed with the Commission on May 25, 1993.

10.10*	Scott’s Liquid Gold-Inc. 1998 Stock Option Plan, incorporated by reference to Exhibit 4.3 of our Registration Statement No. 333-51710, filed with the Commission on December 12, 2000.

10.11*	Scott’s Liquid Gold-Inc. 2005 Stock Incentive Plan, incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-126028 filed with the Commission on June 22, 2005.

21	List of Subsidiaries.

23	Consent of Ehrhardt, Keefe, Steiner & Hottman PC.

24	Powers of Attorney.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification.

*	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOTT’S LIQUID GOLD-INC.,
a Colorado corporation

By:	/s/ Mark E. Goldstein
Mark E. Goldstein, President and Chief Executive Officer
Principal Executive Officer

By:	/s/Jeffry B. Johnson
Jeffry B. Johnson, Treasurer and Chief Financial Officer
Principal Financial Officer

By:	/s/ Brian L. Boberick, Controller
Brian L. Boberick, Controller

Date:	March 15, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

Date	Name and Title		Signature

March 15, 2006	Mark E. Goldstein,	)
	Director	)
)
March 15, 2006	Jeffrey R. Hinkle,	)
	Director	)	/s/ Jeffry B. Johnson

)
March 15, 2006	Jeffry B. Johnson,	)	Jeffry B. Johnson, for himself and as Attorney-in-Fact
	Director	)	for the named directors who together constitute of
		)	all of the members
March 15, 2006	Dennis P. Passantino,	)
	Director	)
March 15, 2006	Carl A. Bellini,	)
	Director	)
)
March 15, 2006	Dennis H. Field,	)
	Director	)
)
March 15, 2006	Gerald J. Laber,	)
	Director	)
)

EXHIBIT INDEX

Exhibit
Number	Document
3.1	Restated Articles of Incorporation, as amended and restated through May 1, 1996, incorporated by reference to Exhibit 3.1 of our Annual Report on From 10-K for the year ended December 31, 2001.

3.2	Bylaws, as amended through February 27, 1996, incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K for the year ended December 31, 2004.

4.1	Promissory Note, dated November 21, 2000, payable to Citywide Banks; Assignment of Rents, dated November 21, 2000, between us and Citywide Banks; Deed of Trust, dated November 21, 2000, by us for Citywide Banks; and Business Loan Agreement, dated November 21, 2000, between us and Citywide Banks, incorporated by reference to Exhibit 4.1 of our Annual Report on Form 10-K for the year ended December 31, 2000.

4.2	Business Loan Agreement, dated August 8, 2005, with Citywide Banks, a Promissory Note dated August 8, 2005 to Citywide Banks and a Commercial Security Agreement dated August 8, 2004 with Citywide Banks, incorporated by reference to Exhibit 10.0 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.1*	Scott’s Liquid Gold-Inc. Health and Accident Plan, Plan Document and Summary Plan Description Amended and Restated Effective October 1, 2003 incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the year ended December 31, 2004.

10.2	Scott’s Liquid Gold & Affiliated Companies Employee Benefit Health And Welfare Plan Amendment #1-2004 incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K for the year ended December 31, 2004.

10.3*	Amended Key Executive Disability Plan — Scott’s Liquid Gold-Inc. incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K for the year ended December 31, 2002.

10.4*	2006 Key Executive Bonus Plan.

10.5*	Indemnification Agreement dated May 6, 1987, between the Registrant and Mark E. Goldstein, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement dated December 23, 1991, between the Registrant and Dennis H. Field, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; Amendment to Indemnification Agreement dated January 17, 1992, between the Registrant and Dennis H. Field, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated July 12, 2000, between us and Jeffrey R. Hinkle, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated August 16, 2000, between us and Carl A. Bellini, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated November 2, 2000, between the us and Jeffry B. Johnson, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated November 20, 2002 between us and Dennis P. Passantino, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; and, an Indemnification Agreement, dated January 26, 2004 between us and Gerald J. Laber, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 21, 2003.

Exhibit
Number	Document
10.6	Agreement dated as of May 3, 2005 between Montagne Jeunesse International Ltd. and Neoteric Cosmetics, Inc., incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.7*	Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan and Trust Agreement, Amended and Restated Effective January 1, 2001, incorporated by reference to Exhibit 10.6 of our Annual Report on Form 10-K for the year ended December 31, 2001; and Second Amendment to Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan, effective as of January 1, 2003, incorporated by reference to Exhibit 10.6 of our Annual Report on Form 10-K for the year ended December 31, 2003.

10.8	Third Amendment to Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan, effective March 28, 2005, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.9*	Scott’s Liquid Gold-Inc. 1993 Stock Option Plan for Outside Directors, incorporated by reference to Exhibit 4.7 of our Registration Statement No. 33-63254 on Form S-8, filed with the Commission on May 25, 1993.

10.10*	Scott’s Liquid Gold-Inc. 1998 Stock Option Plan, incorporated by reference to Exhibit 4.3 of our Registration Statement No. 333-51710, filed with the Commission on December 12, 2000.

10.11*	Scott’s Liquid Gold-Inc. 2005 Stock Incentive Plan, incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-126028 filed with the Commission on June 22, 2005.

21	List of Subsidiaries.

23	Consent of Ehrhardt, Keefe, Steiner & Hottman PC

24	Powers of Attorney.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification.

*	Management contract or compensatory plan or arrangement