Form 10-Q
period 2006-05-12
SCOTTS LIQUID GOLD INC
filed 2006-05-15
CIK 88000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
March 31, 2006


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

	Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer [ ]  Accelerated filer [ ]   Non-accelerated
filer [X]

	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-B-2 of the Exchange Act.
Yes [ ]  No [X]

	As of March 31, 2006, the Registrant had 10,503,000 of its $0.10 par value common stock outstanding.








PART I	FINANCIAL INFORMATION

Item 1.		Financial Statements

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

                                          Three Months Ended
                                               March 31,
                                           2006          2005
                                       -----------   -----------
Net sales                              $ 4,155,800   $ 5,522,500
                                       -----------   -----------
Operating costs and expenses:
   Cost of Sales                         2,243,500     3,107,500
   Advertising                             593,700       276,500
   Selling                               1,425,500     1,475,300
   General and administrative              912,100     1,022,800
                                       -----------   -----------
                                         5,174,800     5,882,100
                                       -----------   -----------

Loss from operations                    (1,019,000)     (359,600)
Interest income                             12,600        12,700
Interest expense                           (41,300)      (48,000)
                                       -----------   -----------
                                        (1,047,700)     (394,900)
Income tax expense (benefit)                  -             -
                                       -----------   -----------
Net loss                               $(1,047,700)  $  (394,900)
                                       ===========   ===========

Net loss per common share (Note 2):
   Basic and Diluted                   $     (0.10)  $     (0.04)
                                       ===========   ===========

Weighted average shares outstanding:
   Basic and Diluted                    10,503,000    10,471,000
                                       ===========   ===========

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Balance Sheets

                                            March 31,    December 31,
                                              2006           2005
                                          ------------   ------------
                                          (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents              $ 1,933,000    $ 2,260,700
   Investment securities                       51,400         51,900
   Trade receivables, net of allowance
    for doubtful accounts of $62,000        1,005,200      1,633,100
   Other receivables                           49,900         55,300
   Inventories                              3,812,800      3,184,600
   Prepaid expenses                           469,100        326,900
                                          -----------    -----------
     Total current assets                   7,321,400      7,512,500
Property, plant and equipment, net         13,583,000     13,725,200

Other assets                                    9,100         11,800
                                          -----------    -----------
          TOTAL ASSETS                    $20,913,500    $21,249,500
                                          ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Line of credit                         $   870,000    $   570,000
   Accounts payable                         2,409,000      1,745,700
   Accrued payroll and benefits               901,900        939,400
   Other accrued expenses                     474,200        454,600
   Current maturities of long-term debt       973,000        956,000
                                          -----------    -----------
      Total current liabilities             5,628,100      4,665,700

Long-term debt, net of current maturities     688,200        938,400
                                          -----------    -----------
                                            6,316,300      5,604,100

Commitments and contingencies
Shareholders' equity:
   Common stock; $.10 par value, authorized
     50,000,000 shares; issued and
     outstanding 10,503,000 shares          1,050,300      1,050,300
   Capital in excess of par                 4,994,200      4,994,200
   Accumulated comprehensive income             1,400          1,900
   Retained earnings                        8,551,300      9,599,000
                                          -----------    -----------
      Shareholders' equity                 14,597,200     15,645,400
                                          -----------    -----------

   TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $20,913,500    $21,249,500
                                          ===========    ===========

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                           ---------------------------
                                                2006           2005
                                           -----------     -----------
Cash flows from operating activities:
Net loss                                   $(1,047,700)    $  (394,900)
                                           -----------     -----------
  Adjustments to reconcile net loss
    to net cash provided (used) by
    operating activities:
      Depreciation and amortization            175,800         185,800
      Stock issued to ESOP                      48,700            -
      Changes in assets and liabilities:
         Trade and other receivables, net      633,300         386,200
         Inventories                          (628,200)     (1,770,500)
         Prepaid expenses and
          other assets                        (144,400)        (13,000)
         Accounts payable and
          accrued expenses                     645,400         866,600
                                           -----------     -----------
         Total adjustments to net loss         730,600        (344,900)
                                           -----------     -----------
           Net Cash Used by
            Operating Activities              (317,100)       (739,800)
                                           -----------     -----------

Cash flows from investing activities:
    Purchase of investment securities             -           (248,400)
    Purchase of property,
     plant & equipment                         (28,700)         (5,000)
                                           -----------     -----------
      Net Cash Used by
       Investing Activities                    (28,700)       (253,400)
                                           -----------     -----------

Cash flows from financing activities:
    Short-term borrowings (payments), net      300,000        (130,000)
    Purchase of stock for contribution
     to ESOP                                   (48,700)           -
    Principal payments on
     long-term borrowings                     (233,200)       (225,400)
                                           -----------     -----------
         Net Cash Provided (Used) by
          Financing Activities                  18,100        (355,400)
                                           -----------     -----------
Net Decrease in Cash and
 Cash Equivalents                             (327,700)     (1,348,600)

Cash and Cash Equivalents,
 beginning of period                         2,260,700       3,354,600
                                           -----------     -----------
Cash and Cash Equivalents,
 end of period                             $ 1,933,000     $ 2,006,000
                                           ===========     ===========

Supplemental disclosures:
    Cash Paid during period for:
      Interest                             $    41,300     $    46,000
                                           ===========     ===========
      Income taxes                         $     1,100     $     1,100
                                           ===========     ===========


SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)


Note 1.	Summary of Significant Accounting Policies

(a)	Company Background
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
	We account for investments in marketable securities in accordance with Statement of Financial Accounting Standards
("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities", which requires that we classify investments in marketable securities according to management's intended use of such investments. We invest our excess cash and have established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. We consider all investments as available for use in our current operations and, therefore, classify them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, reported net of tax, as a separate component of shareholders' equity and comprehensive income (loss). The cost of the securities sold is based on the specific identification method. Investments in corporate and government securities as of March 31, 2006, are scheduled to mature within one year.


(f)	Inventories
	Inventories consist of raw materials and finished goods and are stated at the lower of cost (first-in, first-out method) or market.
We record a reserve for slow moving and obsolete products and raw materials. We estimate reserves for slow moving and obsolete products and raw materials based upon historical and anticipated sales.

	Inventories were comprised of the following at:

                              March 31, 2006      December 31, 2005
                              --------------      -----------------
      Finished goods           $ 2,694,800           $ 2,149,100
      Raw materials              1,427,000             1,344,000
      Inventory valuation         (309,000)             (309,000)
                               -----------           -----------
                               $ 3,812,800           $ 3,184,600
                               ===========           ===========

(g)	Property, Plant and Equipment
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

	The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. The fair value of investments in marketable securities is based upon quoted market value. Our long-term debt bears interest at a variable rate, the lender's base rate, which approximates the prime rate. The carrying value of long-term debt approximates fair value as of March 31, 2006 and December 31, 2005.

(i)	Long-Lived Assets
	We account for long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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
	Revenue is generally recognized upon delivery of products to customers, which is when title passes. Reserves for estimated market development support, pricing allowances and returns are provided in the period of sale as a reduction of revenue. Reserves for returns and allowances are recorded as a reduction of revenue, and are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. At March 31, 2006 and December 31, 2005 approximately $624,000 and $794,000, respectively, had been reserved as a reduction of accounts receivable, and approximately $50,000 and $35,000, respectively, had been reserved as current liabilities. Co-op advertising, marketing funds, slotting fees and coupons are deducted from gross sales and total $630,100 and $364,000 at March 31, 2006 and 2005, respectively.

(l)	Advertising Costs
	We expense advertising costs as incurred.

(m)	Stock-based Compensation
	At March 31, 2006, we had four stock-based employee compensation plans. During the first quarter of fiscal 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board's
("FASB") Statement of Financial Accounting Standards
No. 123-revised 2004 ("SFAS 123R"), "Share-Based Payment" which replaced Statement of Financial Accounting Standards
No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 ("APB 25"), "Accounting for
Stock Issued to Employees". Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified.
No grants have occurred subsequent to the adoption of SFAS 123R and all outstanding options were fully vested as of December 31, 2005.

	Prior to January 1, 2006, we accounted for the plans described above under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the quarter ended March 31, 2005 was not material.

(n)	Comprehensive Income
	We follow SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income includes all changes in equity during a period from non-owner sources.

	The following table is a reconciliation of our net loss to our total comprehensive loss for the quarters ended March 31, 2006 and 2005:

                               2006              2005
                           -----------       -----------
Net loss                   $(1,047,700)      $  (394,900)
Unrealized gain (loss) on
 investment securities            (500)           (1,500)
                           -----------       -----------
Comprehensive loss         $(1,048,200)      $  (396,400)
                           ===========       ===========

(o)	Operating Costs and Expenses Classification

	Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out and nominal outside warehousing costs as a component of selling expense on the accompanying Consolidated Statement of Operations. Shipping and handling costs totaled $387,700 and $349,900 for the quarters ended March 31, 2006 and 2005, respectively.

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

(p)	Recently Issued Accounting Pronouncements
	In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, "Accounting Changes and Error Corrections (SFAS
No. 154)". This statement replaces APB Opinion No. 20, "Accounting Changes ", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements ", and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income for the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No.
154 is effective in fiscal years beginning after December 15, 2005. Adoption of this statement did not have a material impact our results of operations or financial position.

	In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs - an amendment of
ARB No. 43, Chapter 4" (SFAS No. 151). The provisions of SFAS No. 151 are intended to eliminate narrow differences between the existing accounting standards of the FASB and the International Accounting Standards Board (IASB) related to inventory costs, in particular, the treatment of abnormal idle facility expense, freight, handling costs, and spoilage. SFAS No. 151 requires that theses costs be recognized as current period charges regardless of the extent to which they are considered abnormal. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on our operations, financial position or liquidity.

	In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS No. 153"). This Statement amends APB Opinion No. 29 to permit the exchange of nonmonetary assets to be recorded on a carryover basis when the nonmonetary assets do not have commercial substance. This is an exception to the basic measurement principal of measuring a nonmonetary asset exchange at fair value. A nonmonetary asset exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We have not entered into exchanges of nonmonetary assets in the past and do not expect to enter into any nonmonetary assets exchanges in the foreseeable future; however, if we enter into significant nonmonetary asset exchanges in the future, SFAS No. 153 could have a material effect on our consolidated financial position, results of operations or cash flows.

(q)	Reclassifications
	Certain reclassifications have been made to the 2005 financial statements to conform to the current period presentation.

Note 2.	Basis of Preparation of Financial Statements

	We have prepared these unaudited interim consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal recurring nature. These interim financial statements should be read in conjunction with our financial statements included in our 2005 Annual Report on Form 10-K.

Note 3.	Earnings per Share

		Per share data was determined by using the weighted average number of common shares outstanding. Potentially dilutive securities, including stock options, are considered only for diluted earnings per share, unless considered anti-dilutive. The potentially dilutive securities, which are comprised of outstanding stock options of 1,680,600 and 1,115,500 at March 31, 2006 and 2005, were excluded from the computation of weighted average shares outstanding due to their anti-dilutive effect.

		A reconciliation of the weighted average number of common shares outstanding for the three months ended March 31 follows:

                                            2006         2005
                                         ----------   ----------
Common shares outstanding,
  beginning of the year                  10,503,000   10,471,000
Stock options exercised                        -            -
                                         ----------   ----------
Weighted average number of
 common shares outstanding               10,503,000   10,471,000

Dilutive effect of common share
equivalents                                    -           -
                                         ----------   ----------
Diluted weighted average number
 of common shares outstanding            10,503,000   10,471,000
                                         ==========   ==========

	At March 31, 2006, there were authorized 50,000,000 shares of our $.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series. None of the preferred stock was issued or outstanding at March 31, 2006.


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

       The following provides information on our segments for the three months ended March 31:

                                2006                      2005
                       -----------------------  ------------------------
                       Household    Skin Care    Household    Skin Care
                       Products     Products     Products     Products
                      -----------  -----------  -----------  -----------
Net sales to
 external customers   $ 2,065,000  $ 2,090,800  $ 2,092,200  $ 3,430,300
                      ===========  ===========  ===========  ===========
Income (loss) before
 profit sharing,
 bonuses and
 income taxes         $  (327,100) $  (720,600) $  (421,300) $    26,400
                      ===========  ===========  ===========  ===========
Identifiable assets   $ 3,660,700  $ 6,401,800  $ 4,041,300  $ 7,427,100
                      ===========  ===========  ===========  ===========



The following is a reconciliation of segment information to consolidated information for the three months ended March 31:

                                               2006          2005
                                           ------------  -----------
Net sales to external customers            $ 4,155,800   $ 5,522,500
                                           ===========   ===========
Loss before profit sharing,
  bonuses and income taxes                 $(1,047,700)  $  (394,900)
                                           ===========   ===========
Identifiable assets                        $10,062,500   $11,468,400
Corporate assets                            10,851,000    11,333,900
                                           -----------   -----------
Consolidated total assets                  $20,913,500   $22,802,300
                                           ===========   ===========

	Corporate assets noted above are comprised primarily of our cash and investments, deferred income tax assets and property and equipment not directly associated with the manufacturing, warehousing, shipping and receiving activities.


Note 5.  Subsequent Event; Agreements

	On March 28, 2006, we entered into an Asset Purchase and Sale Agreement (the "Agreement") with Keltec Dispensing Systems USA
Inc., a Delaware corporation. Pursuant to the Agreement, we will sell a portion of our plastic molding equipment and related machinery (the "plastics equipment"), for a purchase price of $85,000 in cash. This equipment has been used to make plastic components, such as caps, used on the containers for our products. The Agreement provides for a closing at a mutually agreeable date prior to July 1, 2006.

	As a condition to the Agreement, we also entered into a Lease Agreement with Keltec (the "Lease") pursuant to which we will lease to Keltec the space that is located in our Denver facility and has been used for the operations of the plastics equipment. The lease also includes the use of certain common areas and equipment. The annual Lease payment is $108,450 plus a portion of the utility payments for the building that includes the leased space. The term of the Lease is three years beginning upon the closing of the Agreement. Keltec may renew the lease for an additional term of three years upon advance written notice under the same terms and conditions, except that during the renewal term the rent will be increased by the same percentage as the increase in the CPI-Denver from the commencement date to the initial expiration date.

	Concurrently with the signing of the Agreement, we entered into a Supply Agreement with Keltec (the "Supply Agreement"), pursuant to which Keltec will manufacture and supply to us certain plastic components used on our product containers. The initial term of the Supply Agreement is for a period of 18 months, with a pricing adjustment possible for the last six months of the term. In addition, the Supply Agreement may be renewed for an additional twelve months upon mutual consent of the parties provided the parties agree to renewal pricing based on guidelines in the Supply Agreement. The Supply Agreement may also be terminated by mutual agreement, upon a material breach of the terms, or upon 30-days notice by either party during any renewal period.

	On April 4, 2006, we and our subsidiary, SLG Chemicals, Inc. entered into a Product Development, Production and Marketing Agreement (the "Agreement") with Modec, Inc., a Colorado corporation. Pursuant to the Agreement, we will purchase from Modec a product for the treatment of mold. We will fill and package the product at our facilities and market the product to retail stores in North America. The Agreement provides us with a license for this purpose. We are required to use our commercially reasonable efforts to develop a consumer market for the product in North America. The initial term of the Agreement is until December 31, 2007, and is automatically renewable for successive one-year terms.
 We began our marketing activity for these products in the second quarter of 2006 and, if sales are achieved, with shipments to commence during that quarter.


Item 2.	Management's Discussion and Analysis of Financial Condition
             and Results of Operations

Results of Operations

	During the first quarter of 2006, we experienced an increase in sales of our Scott's Liquid Gold wood care products and our Neoteric line of skin care products, while experiencing a decrease in sales of our Montagne Jeunesse line of skin care products and a decrease in sales of our Touch of Scent air freshener line of products. Our net loss for the first quarter of 2006 was $1,047,700 versus a loss of $394,900 in the first quarter of 2005. The loss for 2006 was primarily due to lower sales of the Montagne Jeunesse product line coupled with an increase in advertising of our Alpha Hydrox skin care line.

Summary of Results as a Percentage of Net Sales

                                   Year Ended       Three Months Ended
                                  December 31,          March 31,
                                      2005           2006       2005
                                  -----------      --------   --------
Net sales
   Scott's Liquid Gold
    household products                34.8%          49.7%      37.9%
   Neoteric Cosmetics                 65.2%          50.3%      62.1%
                                     ------         ------     ------
Total Net Sales                      100.0%         100.0%     100.0%
Cost of Sales                         56.1%          54.0%      56.3%
                                     ------         ------     ------
Gross profit                          43.9%          46.0%      43.7%
Other revenue                          0.2%           0.3%       0.2%
                                     ------         ------     ------
                                      44.1%          46.3%      43.9%
                                     ------         ------     ------
Operating expenses                    44.2%          70.5%      50.2%
Interest expense                       0.8%           1.0%       0.9%
                                     ------         ------     ------
                                      45.0%          71.5%      51.1%
                                     ------         ------     ------

Loss before income taxes              (0.9%)        (25.2%)     (7.2%)
                                     ======         ======     ======

	Our gross margins may not be comparable to those of other entities, since some entities include all of the costs related to their distribution network in cost of sales while others, like us, exclude a portion of them (freight out to customers and nominal outside warehouse costs) from gross margin, including them instead in the selling expense line item. See Note 1(o), Operating Costs and Expenses Classification, to the Consolidated
Financial Statements in this Report.

Comparative Net Sales

                                                         Percentage
                                                          Increase
                               2006           2005       (Decrease)
                           -----------    -----------    ----------
Scott's Liquid Gold wood
 care products             $ 1,681,200    $ 1,555,700        8.1%
Touch of Scent                 383,800        536,500      (28.5%)
                           -----------    -----------    ----------
     Total household
      chemical products      2,065,000      2,092,200       (1.3%)
                           -----------    -----------    ----------

Alpha Hydrox and other
 skin care                   1,028,700        735,700       39.8%
Montagne Jeunesse
 skin care                   1,062,100      2,694,600      (60.6%)
                           -----------    -----------    ----------
     Total skin care
      products               2,090,800      3,430,300      (39.0%)
                           -----------    -----------    ----------

          Total Net Sales  $ 4,155,800    $ 5,522,500      (24.7%)
                           ===========    ===========    ==========

Three Months Ended March 31, 2006
Compared to Three Months Ended March 31, 2005

	Consolidated net sales for the first quarter of the current year were $4,155,800 versus $5,522,500 for the first three months of 2005, a decrease of $1,366,700. Average selling prices of household products were up by $104,400. This increase in average selling prices was primarily due to an increase in pricing on our Scott's Liquid Gold for wood products. The average selling prices of skin care products were down by $87,700 as a result of greater price promotions in the first quarter 2006 versus 2005. Co-op advertising, marketing funds, slotting fees, and coupons paid to retailers are deducted from gross sales, and totaled $630,100 in the first quarter of 2006 versus $364,000 in the same quarter in 2005, an increase of $266,100 or 73.1%. This increase consisted of an increase in coupon expense of $115,000, an increase in co-op marketing funds of $105,500, and an increase in slotting fee expenses of $45,600.

	During the first quarter of 2006, net sales of skin care products accounted for 50.3% of consolidated net sales compared to 62.1% for the same quarter of 2005. Net sales of these products for that period were $2,090,800 in 2006 compared to $3,430,300 in 2005, a decrease of $1,339,500 or 39.0%. During the first quarter of 2005 we began introduction of four new items in our Alpha Hydrox line of cosmetic products. Because of this, our sales of Alpha Hydrox products (with and without alpha hydroxy acid) have increased in the first quarter of 2006 versus the first quarter of 2005. The new items accounted for approximately 49% of our sales of Alpha Hydrox and other skin care sales in the first quarter of 2006.
There were no sales of the new items in the first quarter of 2005. Although we are optimistic that this trend will continue, it is still too early to tell the consumer acceptance of these products which is necessary for reorders of these products and expanding the distribution of these products. We have continued to experience a drop in unit sales of our earlier-established alpha hydroxy acid-based products due primarily to maturing in the market for alpha hydroxy acid-based skin care products, intense competition from producers of similar or alternative products, many of which are considerably larger than Neoteric Cosmetics, Inc. and reduced distribution of these products at retail stores in current and prior periods. For the first quarter of 2006, the sales of our Alpha Hydrox products accounted for 32.9% of net sales of skin care products and 16.6% of total net sales, compared to 9.6% of net sales of skin care products and 6.0% of total net sales in 2005.

	For 2006, net sales of Montagne Jeunesse products were $1,062,100 in the first quarter versus $2,694,600 for the comparable quarter of 2005, a decrease of $1,632,500 or 60.6%. The decrease reflects changes in product positioning at several key retailers in 2006 as they have revised the amount of shelf and floor space allocated to these types of products, including the elimination at approximately 1,500 Wal-Mart Stores of the department where Montagne Jeunesse products were previously displayed.

	Sales of household products for the first quarter of this year accounted for 49.7% of consolidated net sales compared to 37.9% for the same period in 2005. These products are comprised of Scott's Liquid Gold wood care products, and Touch of Scent, a room air freshener. During the quarter ended March 31, 2006 sales of household products were $2,065,000 as compared to $2,092,200 for the same quarter in 2005, a decrease of $27,200, or 1.3%. Sales of Scott's Liquid Gold wood care products increased from $1,555,700 in 2005 to $1,681,200 in 2006 an increase of $125,500 or 8.1%. This increase in the amount of sales is primarily due to sales of our wood wash products in 2006 which are included in the sales shown for Scott's Liquid Gold for wood. Sales of "Touch of Scent" were down by $152,700 or 28.5%, primarily due to a decrease in distribution. In the second quarter of 2005 we began introducing a wood wash under the Scott's Liquid Gold product line. It is too early to determine if this introduction will be successful.

	As sales of a consumer product decline, there is the risk that retail stores will stop carrying the product. The loss of any significant customer for any skin care products, "Scott's Liquid Gold" for wood or "Touch of Scent", could have a significant adverse impact on our revenues and operating results. We believe that our future success is highly dependent on favorable acceptance in the marketplace of Montagne Jeunesse products, the sales of our new Alpha Hydrox products and our "Scott's Liquid Gold" for wood products.

	We also believe that the introduction of successful new products, including line extensions of existing products, such as the wood wash using the name "Scott's Liquid Gold", are important to maintaining or growing our revenue. We currently plan to make one to three product introductions during 2006, one of which is a mold control product. We will use our facilities to fill and package the mold control product. The agreement regarding this product is described in Note 5 to the Consolidated Financial Statements contained in this Report. We began our marketing activity in the second quarter. To the extent that we manufacture a new product rather than purchase it from external parties, we are also benefited by the use of existing capacity in our facilities. The actual introduction of additional products, the timing of any additional introductions and any revenues realized from new products is uncertain.

	On a consolidated basis, cost of goods sold was $2,243,500 during the first three months of 2006 compared to $3,107,500 for the same period of 2005, a decrease of $864,000 or 27.8%, on a sales decrease of 24.7%. As a percentage of consolidated net sales, cost of goods sold was 54.0% in 2006 versus 56.3% in 2005, a decrease of about 4.1%, which reflects sales price increases on Scott's Liquid Gold products initiated in the latter part of 2005, as well as a reflection of the higher margins attained on our new Alpha Hydrox products which we did not begin to ship to retailers until after the first quarter of 2005 and the effect of a decrease in the percentage of sales from Montagne Jeunesse products which have a lower gross margin.

	We are working on ways to more fully utilize our production capacity at our manufacturing facilities in Denver. We discuss from time to time manufacturing private label products, but those discussions have not resulted in any agreements to date. In late March 2006 we entered into agreements with a plastics parts manufacturer to lease space that is located in our Denver facility and has been used for the operations of our plastics equipment. This manufacturer will purchase a portion of our plastics equipment, and supply us with the plastic parts we presently manufacture ourselves. These agreements should provide better utilization of our facilities and reduce the cost of the plastic parts we presently produce. For additional information on these agreements, see Note 5 of the Consolidated Financial Statements in this Report.


Operating Expenses, Interest Expense and Other Income

                                                          Percentage
                                                           Increase
                                  2006          2005      (Decrease)
                              -----------   -----------   ----------
Operating Expenses
     Advertising              $   593,700   $   276,500     114.7%
     Selling                    1,425,500     1,475,300      (3.4%)
     General & Administrative     912,100     1,022,800     (10.8%)
                              -----------    -----------   ---------
          Total operating
           expenses           $ 2,931,300   $ 2,774,600       5.6%
                              ===========   ===========   =========

Interest Income               $    12,600   $    12,700      (0.8%)

Interest Expense              $    41,300   $    48,000     (14.0%)

	Operating expenses, comprised of advertising, selling and general and administrative expenses, increased by $156,700 in the first quarter of 2006 when compared to first quarter of 2005. The various components of operating expenses are discussed below.

	Advertising expenses for the first three months of 2006 were $593,700 compared to $276,500 for the comparable quarter of 2005, an increase of $317,200 or 14.7%. A majority of that increase was due to an increase in advertising expenses applicable to our Alpha Hydrox skin care products.

	Selling expenses for the first quarter of 2006 were $1,425,500 compared to $1,475,300 for the comparable three months of 2005, a decrease of $49,800 or 3.4%. That decrease was comprised of a decrease in salaries and fringe benefits and related travel expense of $82,400 primarily because of a decrease in personnel in 2006 versus 2005, offset by a net increase in other selling expenses, none of which by itself is significant, of $32,600.

	General and administrative expenses for the first three months of 2006 were $912,100 compared to $1,022,800 for the comparable period of 2005, a decrease of $110,700 or 10.8%. That decrease was primarily attributable to a decrease in salaries and fringe benefits resulting from a reduction in both personnel and net health care costs.

	Interest expense for the first quarter of 2006 was $41,300 versus $48,000 for the comparable quarter of 2005. Interest income for the three months ended March 31, 2006 was $12,600 compared to $12,700 for the same period of 2005, which consists of interest earned on our cash reserves in 2006 and 2005.

	During the first quarter of 2006 and of 2005, expenditures for research and development were not material (under 2% of revenues).



Liquidity and Capital Resources

	On August 8, 2005 we obtained a new $1,800,000 line of credit with Citywide Banks of Aurora, Colorado. This line replaced the $1,500,000 line of credit dated August 8, 2004, from the same bank. Initially the original line of credit was to assist with inventory for the 2004 holiday sales; we continue to use the line of credit for inventory and other working capital purposes. The line of credit bears interest at a rate of .5% over the bank's base rate (7.75% at March 31, 2006) and matures on August 8, 2006. The line of credit is secured by inventory and accounts receivable. Under its terms, events of default include a material adverse change in our financial condition. The covenants remain the same as the bank loan described below.

	We have a bank loan for approximately $1.66 million at the bank's base rate, adjustable annually each November (the interest rate on this loan was 7.00% at December 31, 2005) secured by our land and buildings, with principal and interest payable monthly through November 2007. The loan agreement contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1. We may not declare any dividends that would result in a violation of either of these covenants. The foregoing requirements were met at the end of the first three months of 2006.

	During the first quarter of 2006 our working capital decreased by $1,153,500, and concomitantly, our current ratio (current assets divided by current liabilities) decreased from 1.6:1 at December 31, 2005 to 1.3:1 at March 31, 2006. This
decrease in working capital is attributable to a net loss in the first three months of 2006 of $1,047,700, and a reduction in long-term debt of $250,200, a decrease in accumulated comprehensive income of $500, offset by depreciation in excess of capital additions of $142,200, and a decrease in other assets of $2,700.

	At March 31, 2006, trade accounts receivable were $1,005,200 versus $1,633,100 at year-end, largely because sales in the quarter ended March 31, 2006 were less than those of the quarter ended December 31, 2005. Accounts payable increased from the end of 2005 through March of 2006 by $663,300 corresponding primarily with the increase in inventory over that period, as well as, an increase in advertising activity during the first quarter of 2006 when compared to the fourth quarter of 2005. At March 31, 2006 inventories were $628,200 more than at December 31, 2005, due to the increase in Montagne Jeunesse inventory, resulting partially from lower than anticipated sales in the first quarter, and due to an increase in household chemical products inventory to support sales of these products in the upcoming quarters. Prepaid expenses increased from the end of 2005 by $142,200 primarily due to prepaid promotional costs related to our new mold product.

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

Quantitative and Qualitative Disclosures About Market Risk

	Market risk represents the risk of loss due to adverse changes in financial and commodity market prices and rates. Except to the extent changes in the prime rate affect our line of credit, we are not materially exposed to market risks regarding interest rates.
The interest on our long-term debt is at the lender's base rate, which approximates the prime rate, adjustable yearly. Our investments in debt and equity securities are short-term and not subject to significant fluctuations in fair value. If interest rates were to rise 10% from year-end levels, the fair value of our debt and equity securities would have decreased by approximately
$600. Further, we do not use foreign currencies in our business. Currently, we receive payments for sales to parties in foreign countries in U.S. dollars. Additionally, we do not use derivative instruments or engage in hedging activities. As a result, we do not believe that near-term changes in market risks will have a material effect on results of operations, financial position or our cash flows.

Forward-Looking Statements

	This report may contain "forward-looking statements" within the meaning of U.S. federal securities laws. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and our performance inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of each of our significant products in the marketplace; the degree of success of any new product or product line introduction by us; consumer acceptance of the new Alpha Hydrox products; competitive factors; any decrease in distribution of (i.e., retail stores carrying) our significant products; continuation of our distributorship agreement with Montagne Jeunesse; the need for effective advertising of our products; limited resources available for such advertising; new competitive products and/or technological changes; dependence upon third party vendors and upon sales to major customers; changes in the regulation of our products, including applicable environmental regulations; adverse developments in pending litigation; the loss of any executive officer; and other matters discussed in our 2005 Annual Report on Form 10-K. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk

		Please see "Market Risks" in Item 2 of Part I of this Report which information is incorporated herein by this reference.

Item 4.	Controls and Procedures

		As of March 31, 2006, we conducted an evaluation, under the supervision and with the participation of the Chief Executive
Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.
Based on that evaluation, the Chief Executive Officer and Chief
Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms as of March 31, 2006. There was no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Not Applicable

Item 1A.	Risk Factors

		There have been no material changes from risk factors as previously disclosed in our 2005 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use
		of Proceeds.

		On February 7, 2006, we purchased 50,000 shares of our common stock from a former officer at the then market price of $0.975 per share for contribution to our Employee Stock Ownership
Plan (the "Plan"). On the same date, we contributed all such 50,000 shares to the Plan. No consideration was paid by the Plan for these contributions. We believe that these contributions were not subject to the securities registration requirements of the Securities Act of 1933 because they did not involve a sale.
The contributions of the shares to the Plan may also be exempt from such securities registration as a non-public offering under
Section 4(2) of the Securities Act of 1933.

Item 3.	Not Applicable

Item 4.	Not Applicable

Item 5.	Not Applicable

Item 6.	Exhibits

10.1	Asset Purchase and Sale Agreement dated as of March 28, 2006
	between us and Keltec Dispensing Systems USA, Inc.; Form of
	Bill of Sale by us to Keltec Dispensing Systems USA, Inc.;
	Form of Lease for Keltec Dispensing Systems USA, Inc.
10.2	Supply Agreement dated as of March 28, 2006 between us and
	Keltec Dispensing Systems USA, Inc.*
10.3	Second Amendment to September 1, 2000 License Agreement
	between Neoteric Cosmetics, Inc. and TriStrata Technology, Inc.*
10.4	License Agreement dated as of September 1, 2000 between
	TriStrata Technology, Inc. and Neoteric Cosmetics, Inc.*
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification

*	This Exhibit is currently subject to a Confidential Treatment
	Request with the Securities and Exchange Commission.


SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

				SCOTT'S LIQUID GOLD-INC.


May 12, 2006		BY:	/s/ Mark E. Goldstein
    Date 			--------------------------------------
					Mark E. Goldstein
					President and Chief Executive Officer


May 12, 2006		BY:	/s/ Jeffry B. Johnson
    Date				--------------------------------
					Jeffry B. Johnson
					Treasurer and Chief Financial Officer



EXHIBIT INDEX

Exhibit
  No.       Document
10.1	Asset Purchase and Sale Agreement dated as of March 28, 2006
	between us and Keltec Dispensing Systems USA, Inc.; Form of
	Bill of Sale by us to Keltec Dispensing Systems USA, Inc.;
	Form of Lease for Keltec Dispensing Systems USA, Inc.
10.2	Supply Agreement dated as of March 28, 2006 between us and
	Keltec Dispensing Systems USA, Inc.
10.3	Second Amendment to September 1, 2000 License Agreement
	between Neoteric Cosmetics, Inc. and TriStrata Technology, Inc.*
10.4	License Agreement dated as of September 1, 2000 between
	TriStrata Technology, Inc. and Neoteric Cosmetics, Inc.*
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification

* 	This Exhibit is currently subject to a Confidential Treatment
	Request with the Securities and Exchange Commission.