Form 10-Q
period 2006-08-11
SCOTTS LIQUID GOLD INC
filed 2006-08-14
CIK 88000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

June 30, 2006


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
Yes [ ]   No [X]

	As of June 30, 2006, the Registrant had 10,503,000 shares of its $0.10 par value common stock outstanding.






PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

                          Three Months Ended           Six Months Ended
                       -------------------------   -------------------------
                                 June 30,                    June 30,
                           2006          2005          2006          2005
                       -----------   -----------   -----------   -----------
Net sales              $ 4,133,300   $ 5,724,800   $ 8,289,100   $11,247,300

Operating costs
 and expenses:
   Cost of sales         2,567,400     3,131,400     4,810,900     6,238,900
   Advertising             107,600       202,000       701,300       478,500
   Selling               1,410,200     1,491,000     2,835,700     2,966,300
   General and
    administrative         863,200       999,200     1,775,300     2,022,000
                       -----------   -----------   -----------   -----------
                         4,948,400     5,823,600    10,123,200    11,705,700
                       -----------   -----------   -----------   -----------

Loss from operations      (815,100)      (98,800)   (1,834,100)     (458,400)
Interest income             14,300         7,800        26,900        20,400
Interest expense           (59,100)      (47,500)     (100,400)      (95,400)
                       -----------   -----------   -----------   -----------
                          (859,900)     (138,500)   (1,907,600)     (533,400)
Income tax expense
 (benefit)                    -             -             -             -
                       -----------   -----------   -----------   -----------
Net loss               $  (859,900)  $  (138,500)  $(1,907,600)  $  (533,400)
                       ===========   ===========   ===========   ===========

Net loss per common
 share (Note 3):
   Basic and Diluted   $     (0.08)  $     (0.01)  $     (0.18)  $     (0.05)
                       ===========   ===========   ===========   ===========

Weighted average shares
outstanding:
   Basic and Diluted    10,503,000    10,471,000    10,503,000    10,471,000
                       ===========   ===========   ===========   ===========

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Balance Sheets

                                            June 30,     December 31,
                                              2006           2005
                                          ------------   -------------
                                          (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents              $ 3,980,000    $ 2,260,700
   Investment securities                       50,700         51,900
   Trade receivables, net of allowance
    for doubtful accounts of $62,000          940,500      1,633,100
   Other receivables                           56,900         55,300
   Inventories                              3,706,200      3,184,600
   Prepaid expenses                           622,300        326,900
                                          -----------    -----------
     Total current assets                   9,356,600      7,512,500

Property, plant and equipment, net         13,451,700     13,725,200

Other assets                                   61,800         11,800
                                          -----------    -----------
          TOTAL ASSETS                    $22,870,100    $21,249,500
                                          ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current  liabilities:
   Line of credit                         $   420,000    $   570,000
   Accounts payable                         2,077,700      1,745,700
   Accrued payroll and benefits             1,095,900        939,400
   Other accrued expenses                     383,300        454,600
   Current maturities of long-term debt       184,000        956,000
                                          -----------    -----------
      Total current liabilities             4,160,900      4,665,700

Long-term debt, net of current maturities   4,972,600        938,400
                                          -----------    -----------
                                            9,133,500      5,604,100

Commitments and contingencies
Shareholders' equity:
   Common stock; $.10 par value, authorized
     50,000,000 shares; issued and
     outstanding 10,503,000 shares          1,050,300      1,050,300
   Capital in excess of par                 4,994,200      4,994,200
   Accumulated comprehensive income               700          1,900
   Retained earnings                        7,691,400      9,599,000
                                          -----------    -----------
      Shareholders' equity                 13,736,600     15,645,400
                                          -----------    -----------

   TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $22,870,100    $21,249,500
                                          ===========    ===========

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                  --------------------------
                                                     2006            2005
                                                  -----------    -----------

Cash flows from operating activities:
    Net loss                                      $(1,907,600)   $  (533,400)
                                                  -----------    -----------
    Adjustments to reconcile net loss to net
    cash provided(used) by operating activities:
      Depreciation and amortization                   353,300        371,300
      Stock issued to ESOP                             48,700           -
      Gain on disposal of assets                       (8,800)          -
      Changes in assets and liabilities:
         Trade and other receivables, net             691,100        755,900
         Inventories                                 (521,600)    (3,039,100)
         Prepaid expenses and other assets           (292,500)        58,800
         Accounts payable and
          accrued expenses                            417,200      1,065,800
                                                  -----------    -----------
         Total adjustments to net loss                687,400       (787,300)
                                                  -----------    -----------
           Net Cash Used by
            Operating Activities                   (1,220,200)    (1,320,700)
                                                  -----------    -----------

Cash flows from investing activities:
    Purchase of investment securities                    -          (248,400)
    Proceeds from sale or maturity of
      investment securities                              -           250,000
    Proceeds from disposal of assets                    8,800            -
    Purchase of property, plant & equipment           (68,200)       (15,000)
                                                  -----------    -----------
           Net Cash Used by Investing Activities      (59,400)       (13,400)
                                                  -----------    -----------

Cash flows from financing activities:
    Proceeds from long-term borrowings              5,156,600           -
    Short-term borrowings (payments), net            (150,000)        70,000
    Purchase of stock for contribution to ESOP        (48,700)          -
    Principal payments on  long-term borrowings    (1,894,400)      (452,800)
    Loan origination fees and other costs             (64,600)          -
                                                  -----------    -----------
           Net Cash Provided (Used) by
            Financing Activities                    2,998,900       (382,800)
                                                  -----------    -----------
Net Increase (Decrease) in Cash and
 Cash Equivalents                                   1,719,300     (1,716,900)

Cash and Cash Equivalents, beginning of period      2,260,700      3,354,600
                                                  -----------    -----------
Cash and Cash Equivalents, end of period          $ 3,980,000    $ 1,637,700
                                                  ===========    ===========

Supplemental disclosures:
    Cash paid during period for:
      Interest                                    $   101,500    $    93,000
                                                  ===========    ===========
      Income taxes                                $     1,100    $       600
                                                  ===========    ===========






SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies

(a)	Company Background
	Scott's Liquid Gold-Inc. (a Colorado corporation) was incorporated on February 15, 1954. Scott's Liquid Gold-Inc. and its wholly owned subsidiaries (collectively, "we" or "our") manufacture and market quality household and skin care products. Since the first quarter of 2001, we have acted as a distributor in the United States of beauty care products contained in individual sachets and manufactured by Montagne Jeunesse.
Our business is comprised of two segments, household products and skin care products.

(b)	Principles of Consolidation
	Our consolidated financial statements include our accounts and those of our subsidiaries. All intercompany accounts and transactions have been eliminated.

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
	We account for investments in marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities", which requires that we classify investments in marketable securities according to management's intended use of such investments. We invest our excess cash and have established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. We consider all investments as available for use in our current operations and, therefore, classify them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, reported net of tax, as a separate component of shareholders' equity and comprehensive income (loss). The cost of the securities sold is based on the specific identification method. Investments in corporate and government securities as of June 30, 2006, are scheduled to mature within one year.



(f)	Inventories
	Inventories consist of raw materials and finished goods and are stated at the lower of cost (first-in, first-out method) or market. We record a reserve for slow moving and obsolete products and raw materials.
We estimate reserves for slow moving and obsolete products and raw materials based upon historical and anticipated sales.

	Inventories were comprised of the following at:

                              June 30, 2006      December 31, 2005
                              -------------      -----------------
      Finished goods           $ 2,533,700           $ 2,149,100
      Raw materials              1,481,500             1,344,500
      Inventory valuation         (309,000)             (309,000)
                               -----------           -----------
                               $ 3,706,200           $ 3,184,600
                               ===========           ===========

(g)	Property, Plant and Equipment
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

	The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments.
The fair value of investments in marketable securities is based upon quoted market value. Our long-term debt bears interest at a fixed rate that adjusts annually on the anniversary date to the then prime rate. The carrying value of long-term debt approximates fair value as of June 30, 2006 and December 31, 2005.

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
	Revenue is generally recognized upon delivery of products to customers, which is when title passes. Reserves for estimated market development support, pricing allowances and returns are provided in the period of sale as a reduction of revenue. Reserves for returns and allowances are recorded as a reduction of revenue, and are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. At June 30, 2006 and December 31, 2005 approximately $844,000 and $794,000, respectively, had been reserved as a reduction of accounts receivable, and approximately $50,000 and $35,000, respectively, had been reserved as current liabilities. Co-op advertising, marketing funds, slotting fees and coupons are deducted from gross sales and total $1,152,700 and $855,500 for the six months ended June 30, 2006 and June 30, 2005, respectively.

(l)	Advertising Costs
	We expense advertising costs as incurred.

(m)	Stock-based Compensation
	At June 30, 2006, we had four stock-based employee compensation plans. During the first quarter of fiscal 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 123-revised 2004 ("SFAS 123R"), "Share-Based Payment" which replaced Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. No grants have occurred subsequent to the adoption of SFAS 123R and all outstanding options were fully vested as of December 31, 2005.

	Prior to January 1, 2006, we accounted for the plans described above under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.
No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price not less than the market value of the underlying common stock on the date of grant.
The effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three to six months ended June 30, 2005 was as follows:

	We granted 455,000 options for shares of our common stock during the six months ended June 30, 2005 with an average exercise price equal to $0.55. Had compensation cost been recorded based on the fair value of options granted by us, our pro-forma net loss and net loss per share would have been as follows:

                         Three Months Ended           Six Months Ended
                            June 30, 2005               June 30,2005
                       ------------------------    ------------------------
                       As Reported   Pro Forma     As Reported   Pro Forma
                       -----------  -----------    ------------  ----------
Net loss               $ (138,500)  $ (227,600)    $ (533,400)   $ (624,500)
Basic loss per share   $    (0.01)  $    (0.02)    $   (0.05)    $    (0.06)
Diluted loss per share $    (0.01)  $    (0.02)    $   (0.05)    $    (0.06)

	The fair value of options granted has been estimated as of the date of grant using the following assumptions as of:

                          Three Months Ended           Six Months Ended
                             June 30, 2005               June 30,2005
                        ------------------------    ------------------------
Dividend rate                  $  -                        $  -
Expected volatility                65%                         65%
Risk-free interest rate          3.80%                       3.80%
Expected life (in years)          4.5                         4.5

(n)	Comprehensive Income
	We follow SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income includes all changes in equity during a period from non-owner sources.

	The following table is a reconciliation of our net loss to its total comprehensive loss for the three months and six months ended June 30, 2006 and 2005:

                         Three Months Ended           Six Months Ended
                                June 30,                   June 30,
                       ------------------------  -------------------------
                          2006         2005          2006         2005
                       -----------  -----------  ------------  -----------
Net loss               $ (859,900)  $ (138,500)  $(1,907,600)  $ (533,400)
Unrealized gain
 (loss) on investment
 securities                  (700)         700        (1,200)        (800)
                       -----------  -----------  ------------  -----------
Comprehensive loss     $ (860,600)   $(137,800)  $(1,908,800)  $ (534,200)
                       ===========  ===========  ============  ===========

(o)	Operating Costs and Expenses Classification

	Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out and nominal outside warehousing costs as a component of selling expense on the accompanying Consolidated Statement of Operations. Shipping and handling costs totaled $737,500 and $760,100 for the six months ended
June 30, 2006 and 2005, respectively.

	Selling expenses consist primarily of shipping and handling costs, wages and benefits for sales and sales support personnel, travel, brokerage commissions, promotional costs, as well as other indirect costs.

	General and administrative expenses consist primarily of wages and benefits associated with management and administrative support departments, business insurance costs, professional fees, office facility related expenses, and other general support costs.

(p)	Recently Issued Accounting Pronouncements

	The Financial Accounting Standards Board (FASB) has issued Statements of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" and SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140" but they will not have a relationship to the operations of the Company. Therefore a description and its impact for each on the Company's operations and financial position have not been disclosed.

	In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, "Accounting Changes and Error Corrections
(SFAS No. 154)." This statement replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle.
SFAS No. 154 applies to all voluntary changes in accounting principle. Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income for the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.
When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle.
SFAS No. 154 is effective in fiscal years beginning after December 15, 2005. Adoption of this statement did not have a material impact our results of operations or financial position.

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

	Per share data was determined by using the weighted average number of common shares outstanding. Potentially dilutive securities, including stock options, are considered only for diluted earnings per share, unless considered anti-dilutive. The potentially dilutive securities, which are comprised of outstanding stock options of 1,680,600 and 1,134,000 at June 30, 2006 and 2005, respectively, were excluded from the computation of weighted average shares outstanding due to the anti-dilutive effect.

	A reconciliation of the weighted average number of common shares outstanding for the three and six months ended June 30, 2006 follows:

                                                                Total
                               Three Months    Six Months       Shares
                               ------------   ------------   ------------
Common shares outstanding,
  beginning of the period    10,503,000     10,503,000     10,503,000
Stock options exercised            -              -              -
                             ----------     ----------     ----------

Weighted average number
 of common shares
 outstanding                 10,503,000     10,503,000     10,503,000

Dilutive effect of common
 share equivalents                -               -             -
                             ----------     ----------     ----------
Diluted weighted average
 number of common shares
 outstanding                 10,503,000     10,503,000     10,503,000
                             ==========     ==========     ==========

	At June 30, 2006, there were authorized 50,000,000 shares of our $0.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series. None of the preferred stock was issued or outstanding at June 30, 2006.

Note 4.	Segment Information

	We operate in two different segments: household products and skin care products. Our products are sold in the United States and internationally (primarily Canada), directly and through independent brokers, to mass merchandisers, drug stores, supermarkets, wholesale distributors and other retail outlets. Our Management has chosen to organize our business around these segments based on differences in the products sold. The household products segment includes: "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans; a wood wash; "Mold Control 500", a mold remediation product; and "Touch of Scent", a room air freshener. The skin care segment includes: "Alpha Hydrox", alpha hydroxy acid cleansers and lotions; a retinol product, "Diabetic Skin Care", a healing cream and moisturizer developed to address skin conditions of diabetics; and skin care and other sachets of Montagne Jeunesse distributed by us.

	The following provides information on our segments for the three and six months ended June 30:

                                  Three Months ended June 30,
                      ----------------------------------------------------
                               2006                       2005
                      ------------------------   -------------------------
                      Household    Skin Care     Household     Skin Care
                      Products     Products      Products      Products
                      ----------   -----------   -----------   -----------

Net sales to
 external customers   $2,561,000   $ 1,572,300   $ 2,061,300   $ 3,663,500
                      ===========  ===========   ===========   ===========
Income(loss) before
 profit sharing,
 bonuses and
 income  taxes        $  (46,700)  $  (813,200)  $  (333,300)  $   194,800
                      ===========  ===========   ===========   ===========
Identifiable assets   $4,025,600   $ 5,995,800   $ 3,802,200   $ 8,417,200
                      ===========  ===========   ===========   ===========

                                Six Months ended June 30,
                      ----------------------------------------------------
                               2006                       2005
                      ------------------------   -------------------------
                      Household    Skin Care     Household     Skin Care
                      Products     Products      Products      Products
                      ----------   -----------   -----------   -----------
Net sales to
 external customers   $4,626,000   $ 3,663,100   $ 4,153,500   $ 7,093,800
                      ==========   ===========   ===========   ===========
Income(loss) before
 profit sharing,
 bonuses and
 income taxes         $ (373,800)  $(1,533,800)  $  (754,600)  $   221,200
                      ==========   ===========   ==========    ===========
Identifiable assets   $4,025,600   $ 5,995,800   $ 3,802,200   $ 8,417,200
                      ==========   ===========   ==========    ===========


       The following is a reconciliation of segment information to consolidated information for the three and six months ended June 30:

                     Three Months ended June 30,  Six Months ended June 30,
                     ---------------------------  -------------------------
                        2006          2005          2006         2005
                     -----------  ------------    -----------  ------------
Net sales to
external customers   $ 4,133,300  $  5,724,800    $ 8,289,100  $11,247,300
                     ===========  ============    ===========  ===========
Loss before
 profit  sharing,
 bonuses and
 income taxes        $  (859,900)  $  (138,500)   $(1,907,600) $  (533,400)
                     ===========  ============    ===========  ===========
Identifiable
 assets              $10,021,400   $12,219,400    $10,021,400  $12,219,400
Corporate
 assets               12,848,700    10,934,300     12,848,700   10,934,300
                     -----------  ------------    -----------  -----------
Consolidated
 total
 assets              $22,870,100  $23,153,700     $22,870,100  $23,153,700
                     ===========  ===========     ===========  ===========

	Corporate assets noted above are comprised primarily of our cash and investments, deferred income tax assets and property and equipment not directly associated with the manufacturing, warehousing, shipping and receiving activities.


Item 2.	Management's Discussion and Analysis of Financial Condition
		   and Results of Operations

Results of Operations

	During the first half of 2006, we experienced an increase in sales of our household chemical products primarily because of our introduction of our new mold control product Mold Control 500, while experiencing a decrease in sales of our Montagne Jeunesse line of skin care products and a decrease in sales of our Alpha Hydrox skin care products. Our net loss for the first half of 2006 was $1,907,600 versus a loss of $533,400 in the first half of 2005. The loss for 2006 was primarily due to lower sales of the Montagne Jeunesse product line and reduced sales of our Alpha Hydrox skin care line.

Summary of Results as a Percentage of Net Sales

                                     Year Ended        Six Months Ended
                                     December 31,          June 30,
                                     ------------     -------------------
                                        2005            2006       2005
                                     ------------     -------    --------
Net sales
   Scott's Liquid Gold
    household products                  34.8%           55.8%      36.9%
   Neoteric Cosmetics                   65.2%           44.2%      63.1%
                                       ------          ------     ------
Total Net Sales                        100.0%          100.0%     100.0%
Cost of Sales                           56.1%           58.0%      55.5%
                                       ------         ------     ------
Gross profit                            43.9%           42.0%      44.5%
Other revenue                            0.2%            0.3%       0.2%
                                       ------          ------     ------
                                        44.1%           42.3%      44.7%
                                       ------           ------     ------

Operating expenses                      44.2%           64.1%      48.6%
Interest                                 0.8%            1.2%       0.8%
                                       ------          ------     ------
                                        45.0%           65.3%      49.4%
                                       ------          ------     ------

Loss before income taxes                (0.9%)         (23.0%)     (4.7%)
                                       ======         =======     ======

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


                         Comparative Net Sales

                              Six Months Ended June 30,
                        -----------------------------------------
                                                       Percentage
                                                        Increase
                            2006            2005       (Decrease)
                        -----------    -----------     ----------
Scott's Liquid Gold     $ 3,930,800    $ 3,248,600         21.0%
Touch of Scent              695,200        904,900        (23.2%)
                        -----------    -----------        ------
  Total household
   products               4,626,000      4,153,500         11.4%
                        -----------    -----------        ------

Alpha Hydrox and
 other skin care          1,681,100      2,400,800        (30.0%)
Montagne Jeunesse
 skin care                1,982,000      4,693,000        (57.8%)
                        -----------    -----------        ------
  Total skin care
   products               3,663,100      7,093,800        (48.4%)
                        -----------    -----------        ------

     Total Net Sales    $ 8,289,100    $11,247,300        (26.3%)
                        ===========    ===========        ======

Recent Developments

	On April 4, 2006, we and our subsidiary, SLG Chemicals, Inc., entered into a Product Development, Production and Marketing Agreement with Modec, Inc. Under the Agreement, we purchase a product for the treatment of mold. This Agreement was described in our Form 8-K Report filed on April 7, 2006. We commenced sales and shipments of resulting products in the second quarter of 2006.

	In June, 2006, we entered into a new loan with Citywide Banks for $5,156,600, secured by the land, buildings and fixtures at our Denver, Colorado facilities. This new bank loan is discussed below.

	We have previously reported in a Form 8-K Report filed on March 31, 2006 the entry into the following agreements with Keltec Dispensing
Systems USA: An Asset Purchase and Sale Agreement for the sale of a portion of our plastic molding equipment and related machinery to Keltec;
a Lease Agreement for space that is located in our Denver facility and has been used for the operations of the plastics equipment, with the lease to begin upon the closing of the Asset Purchase and Sale Agreement; and a Supply Agreement with Keltec pursuant to which Keltec will manufacture and supply to us certain plastic components used in our product containers.
In July, 2006, we completed the sale of the plastic molding equipment and related machinery to Keltec as set forth in the agreement. The term of the lease of space to Keltec commenced on July 1, 2006.

Six Months Ended June 30, 2006
Compared to Six Months Ended June 30, 2005

	Consolidated net sales for the first half of the current year were $8,289,100 versus $11,247,300 for the first half of 2005, a decrease of $2,958,200. Average selling prices of household products were up by $247,400. This increase in average selling prices was primarily due to improved pricing on our Scott's Liquid Gold wood wash products and a decrease in couponing on our household products. The average selling prices of our skin care products were down by $314,100 as a result of greater price promotions and increased couponing in the first quarter of 2006 versus 2005. Co-op advertising, marketing funds, slotting fees and coupon expenses paid to retailers were deducted from gross sales, and totaled $1,152,700 in the first half of 2006 versus $855,500 in the same half of 2005, an increase of $297,200 or 34.7%. This increase consisted of an increase in coupon expense of $192,5000, an increase in co-op marketing funds of $167,500, and a decrease in slotting fee expenses of $62,800.

	During the first half of 2006, net sales of skin care products accounted for 44.2% of consolidated net sales compared to 63.1% for the same period of 2005. Net sales of these products for that period were $3,663,100 in 2006 compared to $7,093,800 in 2005, a decrease of
$3,430,700 or 48.4%. During the second quarter of 2005 we began introduction of four new items in our Alpha Hydrox line of cosmetic products. The new items accounted for approximately 27.5% of our sales of Alpha Hydrox and other skin care sales in the first half of 2006 versus 13.9% in the first half 2005, which represents a slight increase in sales of the new items in the first six months of 2006 compared to the first half of 2005. These new items accounted for approximately 24.0%, of our net sales of Alpha Hydrox and other skin care sales in the second quarter of 2006 versus 26.7%, in the second quarter of 2005, which represents a decrease in the sale of the new items in the second quarter of 2006 when compared to the first quarter of 2006 or the second quarter of 2005. Net sales of the new Alpha Hydrox products declined in the second quarter of 2006 primarily as a result of returns from one retailer, the filling of store shelves with the introduction of the product in 2005, and higher coupons, cooperative advertising and other sales promotions that are deducted from gross sales. It is still too early to tell the consumer acceptance of these products which is necessary for reorders of these products and expanding the distribution of these products.

	We have continued to experience a drop in unit sales of our earlier-established alpha hydroxy acid-based products due primarily to maturing in the market for alpha hydroxy acid-based skin care products, intense competition from producers of similar or alternative products, many of which are considerably larger than Neoteric Cosmetics, Inc. and reduced distribution of these products at retail stores in current and prior periods. For the first half of 2006, the sales of our Alpha Hydrox products accounted for 30.7% of net sales of skin care products and 13.6% of total net sales, compared to 23.3% of net sales of skin care products and 14.7% of total net sales in 2005.

	Net sales of Montagne Jeunesse products were $1,982,000 in the first half of 2006 versus $4,693,000 for the comparable period of 2005, a decrease of $2,711,000 or 57.8%. The decrease reflects changes in product positioning at several key retailers in 2006 as they have revised the amount of shelf and floor space allocated to these types of products, including the elimination at approximately 1,500 Wal-Mart Stores of the department where Montagne Jeunesse products were previously displayed.

	Sales of household products for the first half of this year accounted for 55.8% of consolidated net sales compared to 36.9% for the same period in 2005. These products are comprised of Scott's Liquid Gold wood care products (Scott's Liquid Gold for wood, a wood wash and wood wipes), mold remediation products and Touch of Scent. During the six months ended
June 30, 2006 sales of household products were $4,626,000 as compared to $4,153,500 for the same period in 2005, an increase of $472,500, or 11.4%. Sales of Scott's Liquid Gold wood care products increased from $3,248,600 in 2005 to $3,498,000 in 2006 an increase of $292,900 or 9.0%. This increase in sales is primarily due to somewhat higher net sales of our Scott's Liquid Gold for wood and our wood wash products, plus sales during the second quarter of 2006 of a promotional combination package of Scott's Liquid Gold for wood and either the wood wash or wood wipes, offset by a decrease in the sale of wood wipes. The primary reason for the increase in wood care sales is increased distribution of the wood wash product.
In the second quarter of 2005 we began introducing a wood wash under the Scott's Liquid Gold product line. It is too early to determine if the wood wash product introduction will be successful. During the second quarter of 2006 we began the introduction of our mold remediation product "Mold Control 500" with sales of $432,800 during this period. It is too early to determine if this introduction will be successful. Sales of "Touch of Scent" were down by $253,200 or 28.0%, primarily due to a decrease in distribution.

	As sales of a consumer product decline, there is the risk that retail stores will stop carrying the product. The loss of any significant customer for any skin care products, "Scott's Liquid Gold" wood care or mold remediation products or "Touch of Scent", could have a significant adverse impact on our revenues and operating results. We believe that our future success is highly dependent on favorable acceptance in the marketplace of Montagne Jeunesse products, the sales of our new Alpha Hydrox products and our "Scott's Liquid Gold" wood care and mold remediation products.

	We also believe that the introduction of successful new products, including line extensions of existing products, such as the wood wash and our new mold remediation product, using the name "Scott's Liquid Gold", are important in our efforts to maintain or grow our revenue. We currently plan to make one to two additional product introductions during 2006. To the extent that we manufacture a new product rather than purchase it from external parties, we are also benefited by the use of existing capacity in our facilities. We are using our facilities to fill and package the mold control products. The actual introduction of additional products, the timing of any additional introductions and any revenues realized from new products is uncertain.

	On a consolidated basis, cost of goods sold was $4,810,000 during the first half of 2006 compared to $6,238,900 for the same period of 2005, a decrease of $1,428,000 or 22.9%, on a sales decrease of 26.3%.
As a percentage of consolidated net sales, cost of goods sold was 58.0% in 2006 versus 55.5% in 2005, an increase of about 2.5%, which reflects the increase in sales promotion expenses which lowered our revenues and thus affected our margins particularly in the skin care line of products.


Operating Expenses, Interest Expense and Other Income

                                                                 Percentage
                                                                  Increase
                                        2006           2005      (Decrease)
                                    -----------    -----------   ----------
Operating Expenses
   Advertising                      $   701,300    $   478,500      46.6%
   Selling                            2,835,700      2,966,300      (4.4%)
   General & Administrative           1,775,300      2,022,000     (12.2%)
                                    -----------    -----------     ------
        Total operating expenses    $ 5,312,300    $ 5,466,800      (2.8%)
                                    ===========    ===========     ======

Interest Income                     $    26,900    $    20,400      31.9%

Interest Expense                    $   100,400    $    95,400       5.2%

	Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, decreased $154,500 in the first half of 2006, when compared to the first half of 2005. The various components of operating expenses are discussed below. We are initiating limited cost reductions in third and fourth quarters of 2006.

	Advertising expenses for the first six months of 2006 were $701,300 compared to $478,500 for the comparable period of 2005, an increase of
$222,800 or 46.6%.   A majority of that increase was due to an increase
in television advertising expenses applicable to our Alpha Hydrox skin care products during the first quarter of 2006.

	Selling expenses for the first half of 2006 were $2,835,700 compared to $2,966,300 for the comparable six months of 2005, a decrease
of $130,600 or 4.4%.   That decrease was comprised of a decrease in
salaries, fringe benefits and related travel expense of $176,600 primarily because of a decrease in personnel in 2006 versus 2005, offset by a net increase in other selling expenses, none of which by itself is significant, of $46,000.

	General and administrative expenses for the first six months of 2006 were $1,775,300 compared to $2,022,000 for the comparable period of 2005, a
decrease of $246,700 or 12.2%.   That decrease was primarily attributable
to a decrease in salaries and fringe benefits resulting from a reduction in both personnel and net health care costs of 146,800, a decrease in bad debt expense of $57,700, and a net decrease in other general and administrative expenses of $42,200.

	Interest expense for the first half of 2006 was $100,400 versus
$95,400 for the comparable period of 2005.   Interest income for the six
months ended June 30, 2006 was $26,900 compared to $20,900 for the same period of 2005, which consists of interest earned on our cash reserves in 2006 and 2005.

	During the first half of 2006 and of 2005, expenditures for research and development were not material (under 2% of revenues).


Three Months Ended June 30, 2006
Compared to Three Months Ended June 30, 2005

                            Comparative Net Sales

                              Three Months Ended June 30,
                        -----------------------------------------
                                                       Percentage
                                                        Increase
                            2006            2005       (Decrease)
                        -----------    -----------     ----------
Scott's Liquid Gold     $ 2,249,600    $ 1,692,900         32.9%
Touch of Scent              311,400        368,400        (15.5%)
                        -----------    -----------        ------
  Total household
   products               2,561,000      2,061,300         24.2%
                        -----------    -----------        ------

Alpha Hydrox and
 other skin care            652,400      1,719,600        (62.1%)
Montagne Jeunesse
 skin care                  919,900      1,943,900        (52.7%)
                        -----------    -----------        ------
  Total skin care
   products               1,572,300      3,663,500        (57.1%)
                        -----------    -----------        ------

     Total Net Sales    $ 4,133,300    $ 5,724,800        (27.8%)
                        ===========    ===========        ======

	Consolidated net sales for the second quarter of the current year were $4,133,300 versus $5,724,800 for the comparable quarter of 2005, a decrease of $1,591,500 or about 27.8%. Average selling prices for the second quarter of 2006 were down by $83,700 over those of the comparable period of 2005, prices of household products being up by $142,700, while average selling prices of skin care products were down by $226,400.
Co-op advertising, marketing funds, slotting fees and coupon expenses paid to retailers were subtracted from gross sales in accordance with current accounting policies totaling $522,600 in the second quarter of 2006 versus $491,500 in the same period in 2005, an increase of $31,100 or 6.3%. This increase consisted of an increase in coupon expenses of $77,500, an increase in co-op advertising of $62,000, offset by a decrease in slotting of $108,400.

	During the second quarter of 2006, net sales of skin care products accounted for 38.0% of consolidated net sales compared to 64.0% for the second quarter of 2005. Net sales of these products for those periods were $1,572,300 in 2006 compared to $3,663,500 in 2005, a decrease of $2,091,200 or 57.1%. Net sales of Montagne Jeunesse were approximately $919,900 in the second quarter of 2006 compared to $1,943,900 in the second quarter of 2005. Please see the discussion above for the first half of 2006 for additional information regarding sales of skin care products, which is also applicable to sales of skin care products in the second quarter of 2006.

	Sales of household products for the second quarter of this year accounted for 62.0% of consolidated net sales compared to 36.0% for the same period of 2005. These products are comprised of Scott's Liquid Gold wood care and mold remediation products, and "Touch of Scent", a room air freshener. During the second quarter of 2006, sales of household products were $2,561,000, as compared to sales of $2,061,300 for the same three months of 2005. Sales of Scott's Liquid Gold wood care products were up by $167,400, an increase of 8.1%. Sales of "Touch of Scent" were down by $100,500 or 27.3%. During the second quarter of 2006 we began the introduction of our mold remediation product "Mold Control 500" with sales of $432,800 during this period. Please see the discussion above for the first half of 2006 for additional information regarding sales of household products, which is also applicable to sales of household products in the second quarter of 2006.

	On a consolidated basis, cost of goods sold was $2,567,400 during the second quarter of 2006 compared to $3,131,400 for the same period of 2005, a decrease of $564,000 (18.0%), on a sales decrease of 27.8%. As a percentage of consolidated net sales for the second quarter of 2006, cost of goods sold was 62.1% compared to 54.7% in 2005, an increase of 7.4%, which reflects the increase in sales promotion expenses, which are offset against sales, which lowered our margins particularly in the skin care line of products.

Operating Expenses, Interest Expense and Other Income

                                                                 Percentage
                                                                  Increase
                                        2006           2005      (Decrease)
                                    -----------    -----------   ----------
Operating Expenses
   Advertising                      $   107,600    $   202,000     (46.7%)
   Selling                            1,410,200      1,491,000      (5.4%)
   General & Administrative             863,200        999,200     (13.6%)
                                    -----------    -----------     ------
        Total operating expenses    $ 2,381,000    $ 2,692,200     (11.6%)
                                    ===========    ===========     ======

Interest Income                     $    14,300    $     7,800      83.3%

Interest Expense                    $    59,100    $    47,500      24.4%

	Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, decreased $311,200 in the second quarter of 2006, when compared to the same period during 2005. The various components of operating expenses are discussed below.

	Advertising expenses for the second quarter of 2006 were $107,600 compared to $202,000 for the comparable quarter of 2005, a decrease of $94,400 or 46.7%. Advertising expenses applicable to household products decreased by $36,000 (39.2%) while advertising expenses for Alpha Hydrox products decreased by $58,400 (53.0%).

	Selling expenses for the three months ended June 30, 2006 were $1,410,200 compared to $1,491,000 for the comparable three months of 2005, a decrease of $80,800 or 5.4%. That decrease was primarily because of a decrease in salaries, fringe benefits and related travel expense of $94,200 resulting from a decrease in personnel in 2006 versus 2005, offset by a net increase in other selling expenses, none of which by itself is significant, of $13,400.

	General and administrative expenses for the second quarter of 2006 were $863,200 compared to $999,200 for the comparable period of 2005, a decrease of $136,000 or 13.6%. That decrease was primarily attributable to a decrease in salaries and fringe benefits resulting from a reduction in both personnel and net health care costs of $68,500, a decrease in bad debt expense of $30,700, and a net decrease in other general and administrative expenses of $36,800.

	Interest expense for the second quarter of 2006 was $59,100 versus $47,500 for the comparable period of 2005. Interest expense increased because of higher interest rates and borrowing levels. Interest income for the three months ended June 30, 2006 was $14,300 compared to $7,800 for the same period of 2005.

	During the second quarter of 2006 and of 2005, expenditures for research and development were not material (under 2% of revenues).

Liquidity and Capital Resources

	We currently have a line of credit with Citywide Banks of Aurora, Colorado for $1,300,000. We obtained this line of credit originally on August 8, 2004 in the amount of $1,500,000, which was increased to $1,800,000 on August 8, 2005 and reduced to the current amount in connection with a new secured term loan described below. We use the line of credit for inventory and other working capital purposes. The line of credit bears interest at a rate of .5% over the bank's base rate (7.75% at June 30, 2006) and matures on August 8, 2006. The line of credit is secured by inventory and accounts receivable. Under its terms, events of default include a material adverse change in our financial condition. The covenants are the same as the bank loan described below.

	On June 28, 2006, we entered into a new loan with a fifteen year amortization with Citywide Banks for $5,156,600 secured by the land, building and fixtures at our Denver, Colorado facilities. This loan replaces the bank loan with Citywide Banks, secured by the facilities, in the principal amount of approximately $1,582,900. Interest on the bank loan (8.0% at June 30, 2006) is at the prime rate as published in The Wall Street Journal, adjusted annually each June. Part of the proceeds of the new loan have been used to pay off the prior loan, and the remaining proceeds will be used in business operations, including development of new products and the introduction of new products. This loan requires 180 monthly payments of approximately $49,500, which commenced on July 28, 2006. As did the prior bank loan, the loan agreement contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1. We may not declare any dividends that would result in a violation of either of these covenants. The foregoing requirements were met at the end of the first half of 2006.

	In connection with the new loan, we agreed with Citywide Banks to reduce the amount available under our line of credit with Citywide Banks from $1,800,000 to $1,300,000.

	During the first half of 2006, our working capital increased by $2,348,900, and concomitantly, our current ratio (current assets divided by current liabilities) increased from 1.6:1 at December 31, 2005 to 2.2:1 at June 30, 2006. This increase in working capital is attributable to an increase in long-term debt of $4,034,200, depreciation in excess of capital additions of $273,500, offset by a net loss in the first half of 2006 of $1,907,600, an increase in other assets of $50,000, and a decrease in accumulated comprehensive income of $1,200.

	At June 30, 2006, trade accounts receivable were $940,500 versus $1,633,100 at year-end, largely because sales in the quarter ended
June 30, 2006 were less than those of the quarter ended December 31, 2005. Accounts payable increased from the end of 2005 through June of 2006 by $332,000 corresponding primarily with the increase in inventory over that period. At June 30, 2006 inventories were $521,600 more than at December 31, 2005, primarily due to an increase in household products inventory, including inventory for our new mold remediation product, to support sales of these products in the upcoming quarters. Prepaid expenses increased from the end of 2005 by $295,400 primarily due to prepaid promotional costs related to our new mold product and to prepaid promotional costs related to our Montagne Jeunesse products. Accrued payroll and benefits increased $156,500 from December 31, 2005 to June 30, 2006 primarily because of the increase in accrued employee fringe benefits. Other accrued liabilities decreased by $71,300 primarily because of a decrease in accrued property taxes.

	We have no significant capital expenditures planned for 2006 and have no current plans for any external financing, other than our existing bank loans. We expect that our available cash, cash flows from operating activities and borrowings will fund the next twelve months' cash requirements.

	Our dependence on operating cash flow means that risks involved in our business can significantly affect our liquidity. Any loss of a significant customer, any further decreases in distribution of our skin care or household products, any new competitive products affecting sales levels of our products, or any significant expense not included in our internal budget could result in the need to raise cash, such as through a bank financing. Except for the short-term line of credit described above, we have no arrangements for any additional external financing of debt or equity, and we are not certain whether any such financing would be available on acceptable terms. Please also see other risks summarized in "Forward Looking Statements" below. In order to improve our operating cash flow, we need to achieve profitability.

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

Forward-Looking Statements

	This report may contain "forward-looking statements" within the meaning of U.S. federal securities laws. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and our performance inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of each of our significant products in the marketplace; the degree of success of any new product or product line introduction by us; the uncertainty of consumer acceptance of the new Alpha Hydrox, mold control and wood wash products; competitive factors; any decrease in distribution of (i.e., retail stores carrying) our significant products; continuation of our distributorship agreement with Montagne Jeunesse; the need for effective advertising of our products; limited resources available for such advertising; new competitive products and/or technological changes; dependence upon third party vendors and upon sales to major customers; changes in the regulation of our products, including applicable environmental regulations; adverse developments in pending litigation;
the loss of any executive officer; and other matters discussed in our 2005 Annual Report on Form 10-K. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

		Please see "Market Risks" in Item 2 of Part I of this Report which information is incorporated herein by this reference.

Item 4.	Controls and Procedures

		As of June 30, 2006, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that
we file or submit under the   Securities Exchange Act of 1934 is recorded,
processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms as of June 30, 2006. There was no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financing reporting.

PART II	OTHER INFORMATION

Item 1.	Not Applicable

Item 1A.	Risk Factors

		There have been no material changes from risk factors as previously disclosed in our 2005 Annual Report on Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

		On May 3, 2006, we held our 2006 Annual Meeting of Shareholders. At that meeting, the seven existing directors were nominated and re-elected as our directors. These seven persons constitute all members of our Board of Directors. These directors and the votes for and withheld for each of them were as follows:

                          For              Withheld
                        ---------          --------
Mark E. Goldstein       8,768,220           281,787
Jeffrey R. Hinkle       8,783,620           266,387
Jeffry B. Johnson       8,770,420           279,587
Dennis P. Passantino    8,770,420           279,587
Carl A. Bellini         8,785,520           264,487
Dennis H. Field         8,785,520           264,487
Gerald J. Laber         8,770,420           279,587

Item 5.	Not Applicable

Item 6.	Exhibits

10.1    Product Development, Production and Marketing
         Agreement with Modec, Inc. dated April 4, 2006
10.2 Change in Terms Agreement with Citywide Banks, dated June 28, 2006, between us and Citywide
         Banks, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 30, 2006
10.3 Business Loan Agreement, dated June 28, 2006, between us and Citywide Banks, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 30, 2006
10.4 Addendum to Loan Documents, dated June 28, 2006, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on June 30, 2006
10.5    Promissory Note dated June 7, 2006 by us to
         Citywide Banks; Deed of Trust dated June 7, 2006 among us, Citywide Banks and the Public Trustee of the City and County of Denver, Colorado;
         Assignment of Rents dated June 7, 2006 between us and Citywide Banks; letter agreement dated June 7, 2006 regarding the change in the amount under the existing bank line of credit with Citywide Banks, incorporated by reference to Exhibit 10.0 of our Current Report on Form 8-K filed on June 12, 2006
31.1    Rule 13a-14(a) Certification of the Chief Executive
         Officer
31.2    Rule 13a-14(a) Certification of the Chief Financial
         Officer
32.1    Section 1350 Certification


SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

				SCOTT'S LIQUID GOLD-INC.


August 11, 2006		BY:   /s/ Mark E. Goldstein
    Date 				--------------------------------------
					Mark E. Goldstein
					President and Chief Executive Officer


August 11, 2006		BY:   /s/ Jeffry B. Johnson
    Date				--------------------------------------
					Jeffry B. Johnson
					Treasurer and Chief Financial Officer


EXHIBIT INDEX

Exhibit No.       Document

10.1              Product Development, Production and Marketing
                   Agreement with Modec, Inc. dated April 4, 2006
10.2              Change in Terms Agreement with Citywide Banks,
                   dated June 28, 2006, between us and Citywide
                   Banks, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 30, 2006
10.3              Business Loan Agreement, dated June 28, 2006,
                   between us and Citywide Banks, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 30, 2006
10.4              Addendum to Loan Documents, dated June 28, 2006,
                   incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on June 30, 2006
10.5              Promissory Note dated June 7, 2006 by us to
                   Citywide Banks; Deed of Trust dated June 7, 2006 among us, Citywide Banks and the Public Trustee of the City and County of Denver, Colorado; Assignment of Rents dated June 7, 2006 between us and Citywide Banks; letter agreement dated June 7, 2006 regarding the change in the amount under the existing bank line of credit with Citywide Banks, incorporated by reference to Exhibit 10.0 of our Current Report on Form 8-K filed on June 12, 2006
31.1              Rule 13a-14(a) Certification of the Chief Executive
                   Officer
31.2              Rule 13a-14(a) Certification of the Chief Financial
                   Officer
32.1              Section 1350 Certification