Form 10-Q
period 2006-11-13
SCOTTS LIQUID GOLD INC
filed 2006-11-13
CIK 88000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

September 30, 2006


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

	As of September 30, 2006, the Registrant had 10,503,000 shares of its $0.10 par value common stock outstanding.







PART I.   FINANCIAL INFORMATION

Item 1.        Financial Statements

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

                           Three Months                 Nine Months
                         Ended September 30,         Ended September 30,
                     -------------------------    -------------------------
                         2006          2005           2006          2005
                     -----------   -----------    -----------   -----------
Net sales            $ 3,842,400   $ 6,506,000    $12,131,500   $17,753,300

Operating costs
 and expenses:
   Cost of sales       2,069,300     3,513,600      6,880,200     9,752,500
   Advertising           360,900       151,800      1,062,200       630,300
   Selling             1,353,400     1,455,700      4,189,100     4,422,000
   General and
    administrative       791,400       757,100      2,566,700     2,779,100
                     -----------   -----------    -----------   -----------
                       4,575,000     5,878,200     14,698,200    17,583,900
                     -----------   -----------    -----------   -----------

Income (loss)
 from operations        (732,600)      627,800     (2,566,700)      169,400

Gain on disposal
 of assets                67,100          -            67,100          -
Interest income           35,300         9,900         62,200        30,200
Interest expense        (110,800)      (54,000)      (211,200)     (149,300)
                     -----------   -----------    -----------   -----------
Income (loss) before
 income taxes           (741,000)      583,700     (2,648,600)       50,300

Income tax expense
 (benefit)                -               -              -             -
                     -----------   -----------    -----------   -----------

Net income (loss)    $  (741,000)  $   583,700    $(2,648,600)  $    50,300
                     ===========   ===========    ===========   ===========

Net income (loss) per
 common share
(Note 3):
   Basic             $     (0.07)  $      0.06    $     (0.25)  $      0.00
                     ===========   ===========    ===========   ===========
   Diluted           $     (0.07)  $      0.06    $     (0.25)  $      0.00
                     ===========   ===========    ===========   ===========

Weighted average
 shares outstanding:
   Basic              10,503,000    10,494,800     10,503,000    10,478,900
                     ===========   ===========    ===========   ===========
   Diluted            10,503,000    10,560,400     10,503,000    10,500,800
                     ===========   ===========    ===========   ===========

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Balance Sheets

                                         September 30,   December 31,
                                              2006           2005
                                         ------------   -------------
                                          (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents              $ 3,349,000    $ 2,260,700
   Investment securities                       51,100         51,900
   Trade receivables, net of allowance
    for doubtful accounts of $62,000          740,400      1,633,100
   Other receivables                           75,700         55,300
   Inventories, net                         3,841,200      3,184,600
   Prepaid expenses                           402,100        326,900
                                          -----------    -----------
     Total current assets                   8,459,500      7,512,500

Property, plant and equipment, net         13,270,100     13,725,200

Other assets                                   60,800         11,800
                                          -----------    -----------
          TOTAL ASSETS                    $21,790,400    $21,249,500
                                          ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current  liabilities:
   Line of credit                         $    -         $   570,000
   Accounts payable                         2,398,600      1,745,700
   Accrued payroll and benefits               818,500        939,400
   Other accrued expenses                     464,400        454,600
   Current maturities of long-term debt       187,800        956,000
                                          -----------    -----------
      Total current liabilities             3,869,300      4,665,700

Long-term debt, net of current maturities   4,925,100        938,400
                                          -----------    -----------
                                            8,794,400      5,604,100

Commitments and contingencies
Shareholders' equity:
   Common stock; $.10 par value, authorized
     50,000,000 shares; issued and
     outstanding 10,503,000 shares          1,050,300      1,050,300
   Capital in excess of par                 4,994,200      4,994,200
   Accumulated comprehensive income             1,100          1,900
   Retained earnings                        6,950,400      9,599,000
                                          -----------    -----------
      Shareholders' equity                 12,996,000     15,645,400
                                          -----------    -----------

          TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY           $21,790,400    $21,249,500
                                          ===========    ===========

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                   --------------------------
                                                       2006          2005
                                                   -----------    -----------
Cash flows from operating activities:
Net income (loss)                                  $(2,648,600)   $    50,300
                                                   -----------    -----------
  Adjustments to reconcile net income (loss) to net
   cash provided (used) by operating activities:
    Depreciation and amortization                      533,000        553,700
    Stock issued to ESOP                                48,700         16,800
    Gain on disposal of assets                         (67,100)          -
    Changes in assets and liabilities:
       Trade and other receivables, net                872,400        352,800
       Inventories, net                               (656,600)    (1,855,400)
       Prepaid expenses and other assets               (80,000)       225,300
       Accounts payable and accrued expenses           541,800       (327,400)
                                                   -----------     ----------
    Total adjustments to net income (loss)           1,192,200     (1,034,200)
                                                   -----------    -----------
       Net Cash Used by Operating Activities        (1,456,400)      (983,900)
                                                   -----------    -----------
Cash flows from investing activities:
  Purchase of investment securities                       -          (248,400)
  Proceeds from sale or maturity
   of investment securities                               -           250,000
  Proceeds from disposal of assets                      93,800           -
  Purchase of property, plant & equipment              (84,200)       (16,000)
                                                   -----------    -----------
       Net Cash Provided (Used) by
        Investing Activities                             9,600        (14,400)
                                                   -----------    -----------

Cash flows from financing activities:
  Proceeds from long-term borrowings                 5,156,600           -
  Short-term borrowings (payments), net               (570,000)       240,000
  Purchase of stock for contribution to ESOP           (48,700)          -
  Principal payments on long-term borrowings        (1,938,200)      (683,400)
  Loan origination fees and other costs                (64,600)          -
                                                   -----------    -----------
       Net Cash Provided (Used) by
        Financing Activities                         2,535,100       (443,400)
                                                   -----------    -----------
Net Increase (Decrease) in Cash and
 Cash Equivalents                                    1,088,300     (1,441,700)
Cash and Cash Equivalents, beginning of period       2,260,700      3,354,600
                                                   -----------    -----------
Cash and Cash Equivalents, end of period           $ 3,349,000    $ 1,912,900
                                                   ===========    ===========
Supplemental disclosures:
  Cash paid during period for:
    Interest                                       $   215,900    $   145,500
                                                   ===========    ===========
    Income taxes                                   $     1,100    $       600
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
	We account for investments in marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities", which requires that we classify investments in marketable securities according to management's intended use of such investments. We invest our excess cash and have established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. We consider all investments as available for use in our current operations and, therefore, classify them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, reported net of tax, as a separate component of shareholders' equity and comprehensive income (loss). The cost of the securities sold is based on the specific identification method. Investments in corporate and government securities as of September 30, 2006, are scheduled to mature within one year.

(f)	Inventories
	Inventories consist of raw materials and finished goods and are stated at the lower of cost (first-in, first-out method) or market. We record a reserve for slow moving and obsolete products and raw materials. We estimate reserves for slow moving and obsolete products and raw materials based upon historical and anticipated sales.

	Inventories were comprised of the following at:

                                 September 30, 2006   December 31, 2005
                                 ------------------   -----------------
      Finished goods                $ 2,662,600         $ 2,149,100
      Raw materials                   1,507,600           1,344,500
      Inventory valuation reserve      (329,000)           (309,000)
                                  -----------------   -----------------
                                    $ 3,841,200         $ 3,184,600
                                  =================   =================

(g)	Property, Plant and Equipment
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

	The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments.
The fair value of investments in marketable securities is based upon quoted market value. Our long-term debt bears interest at a fixed rate that adjusts annually on the anniversary date to the then prime rate. The carrying value of long-term debt approximates fair value as of September 30, 2006 and December 31, 2005.

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
	Revenue is generally recognized upon delivery of products to customers, which is when title passes. Reserves for estimated market development support, pricing allowances and returns are provided in the period of sale as a reduction of revenue. Reserves for returns and allowances are recorded as a reduction of revenue, and are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. At September 30, 2006 and December 31, 2005 approximately $790,900 and $794,000, respectively, had been reserved as a reduction of accounts receivable, and approximately $50,000 and $35,000, respectively, had been reserved as current liabilities. Co-op advertising, marketing funds, slotting fees and coupons are deducted from gross sales and total $1,804,000 and $1,447,900 for the nine months ended September 30, 2006 and September 30, 2005, respectively.

(l)	Advertising Costs
	We expense advertising costs as incurred.

(m)	Stock-based Compensation
	At September 30, 2006, we had four stock-based employee compensation plans. During the first quarter of fiscal 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 123-revised 2004 ("SFAS 123R"), "Share-Based Payment" which replaced Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified.
No grants have occurred subsequent to the adoption of SFAS 123R and all outstanding options were fully vested as of December 31, 2005.

	Prior to January 1, 2006, we accounted for the plans described above under the recognition and measurement principles of APB Opinion
No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price not less than the market value of the underlying common stock on
the date of grant.   The effect on net income and earnings per share if
we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three to nine months ended September 30, 2005 was as follows:

	We granted 720,000 options for shares of our common stock during the nine months ended September 30, 2005 with an average exercise price equal to $0.55. Had compensation cost been recorded based on the fair value of options granted by us, our pro-forma net income (loss) and net income (loss) per share would have been as follows:

                          Three Months Ended         Nine Months Ended
                          September 30, 2005         September 30, 2005
                       -------------------------  -----------------------
                       As Reported   Pro Forma    As Reported   Pro Forma
                       -----------  -----------   -----------  ----------
Net income (loss)      $   583,700  $   526,200   $    50,300  $  (98,200)
Basic loss per share   $      0.06  $      0.05   $      -     $    (0.01)
Diluted loss per share $      0.06  $      0.05   $      -     $    (0.01)

	The fair value of options granted has been estimated as of the date of grant using the following assumptions as of:

                          Three Months Ended           Nine Months Ended
                          September 30, 2005           September 30, 2005
                        ------------------------    ------------------------
Dividend rate                  $  -                        $  -
Expected volatility                65%                         65%
Risk-free interest rate          3.80%                       3.80%
Expected life (in years)          4.5                         4.5

(n)	Comprehensive Income
	We follow SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income includes all changes in equity during a period from non-owner sources.


	The following table is a reconciliation of our net income (loss) to its total comprehensive income (loss) for the three months and nine months ended September 30, 2006 and 2005:

                         Three Months Ended           Nine Months Ended
                            September 30,               September 30,
                       ------------------------  ------------------------
                          2006         2005         2006          2005
                       ----------   ----------   -----------   ----------
Net income (loss)      $ (741,000)  $  583,700   $(2,648,600)  $   50,300
Unrealized gain
 (loss) on investment
 securities                   400         (900)         (800)      (1,700)
                       ----------   ----------   -----------   ----------
Comprehensive
 income (loss)         $ (740,600)  $  582,800   $(2,649,400)  $   48,600
                       ==========   ==========   ===========   ==========

(o)	Operating Costs and Expenses Classification

	Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out and nominal outside warehousing costs as a component of selling expense on the accompanying Consolidated Statement of Operations. Shipping and handling costs totaled $1,106,800 and $1,153,200 for the nine months ended September 30, 2006 and 2005, respectively.

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

(p)	Recently Issued Accounting Pronouncements

	In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP") and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity's own fair value assumptions as the lowest
level.   SFAS No. 157 is effective in fiscal years beginning after
November 15, 2007. Adoption of this statement is not expected to materially impact our results of operations or financial position.

	Also in September 2006, the FASB released Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The recognition and disclosure provisions of SFAS No. 158 will be required to be adopted as of December 31, 2006. We do not expect the adoption of SFAS No. 158 to have a material impact on our results of operations or financial position.

	The Financial Accounting Standards Board (FASB) has issued Statements of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" and SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140" - but they will not have a relationship to the operations of the Company. Therefore a description and its impact for each on the Company's operations and financial position have not been disclosed.

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

	In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS No. 153"). This Statement amends APB Opinion No. 29 to permit the exchange of nonmonetary assets to be recorded on a carryover basis when the nonmonetary assets do not have commercial substance. This is an exception to the basic measurement principle of measuring a nonmonetary asset exchange at fair value. A nonmonetary asset exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We have not entered into exchanges of nonmonetary assets in the past and do not expect to enter into any nonmonetary assets exchanges in the foreseeable future; however, if we enter into significant nonmonetary asset exchanges in the future, SFAS
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

	Per share data was determined by using the weighted average number of common shares outstanding. Potentially dilutive securities, including stock options, are considered only for diluted earnings per share, unless considered anti-dilutive. The potentially dilutive securities are comprised of outstanding stock options of 1,680,600 and 1,780,000 at September 30, 2006 and 2005 respectively. The 2006 options were excluded from the computation of weighted average shares outstanding due to their anti-dilutive effect.

	A reconciliation of the weighted average number of common shares outstanding for the three and nine months ended September 30, 2006 follows:

                                                               Total
                            Three Months     Nine Months       Shares
                            ------------     -----------     ----------
Common shares outstanding
 beginning of period         10,503,000      10,503,000      10,503,000
Stock issued to ESOP             -               -               -
                             ----------      ----------      ----------

Weighted average number
 of common shares
 outstanding                 10,503,000      10,503,000      10,503,000

Dilutive effect of
 common share equivalents        -               -               -
                             ----------      ----------      ----------

Diluted weighted average
 number of common shares
 outstanding                 10,503,000      10,503,000      10,503,000
                             ==========      ==========      ==========

	At September 30, 2006, there were authorized 50,000,000 shares of our $0.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series. None of the preferred stock was issued or outstanding at September 30, 2006.

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

	The following table provides information related to our segments as of and for the three and nine months ended September 30:

                                Three Months Ended September 30,
                     -----------------------------------------------------
                                2006                        2005
                     -------------------------   -------------------------
                      Household     Skin Care     Household     Skin Care
                      Products      Products      Products      Products
                     -----------   -----------   -----------   -----------
Net sales to
 external customers  $ 1,897,300   $ 1,945,100   $ 1,874,400   $ 4,631,600
                     ===========   ===========   ===========   ===========
Income (loss) before
 profit sharing,
 bonuses, and
 income taxes        $  (136,600)  $  (604,400)  $   (91,000)  $   674,700
                     ===========   ===========   ===========   ===========
Identifiable Assets  $ 3,763,100   $ 5,908,900   $ 3,420,400   $ 7,797,600
                     ===========   ===========   ===========   ===========

                                   Nine Months Ended September 30,
                     -----------------------------------------------------
                                2006                        2005
                     -------------------------   -------------------------
                      Household     Skin Care     Household     Skin Care
                      Products      Products      Products      Products
                     -----------   -----------   ----------    -----------
Net sales to
 external customers  $ 6,523,300   $ 5,608,200   $ 6,027,900   $11,725,400
                     ===========   ===========   ===========   ===========
Income (loss) before
 profit sharing,
 bonuses and
 income taxes        $  (510,400)  $(2,138,200)  $  (845,600)  $   895,900
                     ===========   ===========   ===========   ===========
Identifiable Assets  $ 3,763,100   $ 5,908,900   $ 3,420,400   $ 7,797,600
                     ===========   ===========   ===========   ===========


       The following is a reconciliation of segment information to consolidated information as of and for the three and nine months ended September 30:

                        Three Months Ended             Nine Months Ended
                            September 30,                September 30,
                     -------------------------    -------------------------
                         2006          2005          2006          2005
                     -----------   -----------    -----------   -----------
Net sales to
 external customers  $ 3,842,400   $ 6,506,000    $12,131,500   $17,753,300
                     ===========   ===========    ===========   ===========
Income (loss) before
 profit sharing,
 bonuses and income
 taxes               $  (741,000)  $   583,700    $(2,648,600)  $    50,300
                     ===========   ===========    ===========   ===========
Identifiable assets  $ 9,672,000   $11,218,000    $ 9,672,000   $11,218,000
Corporate assets      12,118,400    11,068,100     12,118,400    11,068,100
                     -----------   -----------    -----------   -----------
Consolidated total
 assets              $21,790,400   $22,286,100    $21,790,400   $22,286,100
                     ===========   ===========    ===========   ===========

	Corporate assets noted above are comprised primarily of our cash and investments, and property and equipment not directly associated with the manufacturing, warehousing, shipping and receiving activities.

Item 2.	Management's Discussion and Analysis of Financial Condition
        and Results of Operations (Unaudited)

Results of Operations

       During the first nine months of 2006, we experienced an increase in sales of our household chemical products primarily because of our introduction of our new mold control product Mold Control 500, while experiencing decreases in sales of our Montagne Jeunesse line of skin care products and our Alpha Hydrox skin care products. Our net loss for the first nine months of 2006 was $2,648,600 versus income of $50,300 in the first nine months of 2005. The loss for 2006 was primarily due to lower sales of the Montagne Jeunesse product line and reduced sales of our Alpha Hydrox skin care line.

Summary of Results as a Percentage of Net Sales

                                     Year Ended        Nine Months Ended
                                     December 31,        September 30,
                                     ------------     -------------------
                                        2005            2006       2005
                                     ------------     -------    --------
Net sales
   Scott's Liquid Gold and other
    household products                  34.8%           53.8%      34.0%
   Neoteric Cosmetics                   65.2%           46.2%      66.0%
                                       ------          ------     ------
Total net sales                        100.0%          100.0%     100.0%
Cost of sales                           56.1%           56.7%      54.9%
                                       ------          ------     ------
Gross profit                            43.9%           43.3%      45.1%
Other revenue                            0.2%            1.1%       0.2%
                                       ------          ------     ------
                                        44.1%           44.4%      45.3%
                                       ------          ------     ------

Operating expenses                      44.2%           64.5%      44.2%
Interest expense                         0.8%            1.7%       0.8%
                                       ------          ------     ------
                                        45.0%           66.2%      45.0%
                                       ------          ------     ------

Income (loss) before income taxes       (0.9%)         (21.8%)      0.3%
                                       ======         =======     ======

	Our gross margins may not be comparable to those of other entities, because some entities include all of the costs related to their distribution network in cost of sales and others, like us, exclude a portion of them (freight out to customers and nominal outside warehouse costs) from gross margin, including them instead in the selling expense line item. See Note 1(o), Operating Costs and Expenses Classification, to the Consolidated Financial Statements in this Report.


Comparative Net Sales

                                     Nine Months Ended         Percentage
                                        September 30,           Increase
                                    2006           2005        (Decrease)
                                -----------    -----------     ----------
Scott's Liquid Gold and
 other household products       $ 5,476,400    $ 4,683,000        16.9%
Touch of Scent                    1,046,900      1,344,900       (22.2%)
                                -----------    -----------       ------
     Total household
      chemical products           6,523,300      6,027,900         8.2%
                                -----------    -----------       ------

Alpha Hydrox and
 other skin care                  2,836,400      4,863,500       (41.7%)
Montagne Jeunesse skin care       2,771,800      6,861,900       (59.6%)
                                -----------    -----------       ------
     Total skin care product      5,608,200     11,725,400       (52.2%)
                                -----------    -----------       ------

          Total net sales       $12,131,500    $17,753,300       (31.7%)
                                ===========    ===========       ======

Nine Months Ended September 30, 2006
Compared to Nine Months Ended September 30, 2005

	Consolidated net sales for the first nine months of the current year were $12,131,500 versus $17,753,300 for the first nine months of 2005, a decrease of $5,621,800 or about (31.7)%. Average selling prices for the first nine months of 2006 were down by $142,700 over those of the comparable period of 2005, prices of household products being up by $410,000, while average selling prices of skin care products were down by $552,700. This decrease was primarily due to price promotions on selected cosmetic products. Co-op advertising, marketing funds, slotting fees and coupon expenses (promotional allowances) paid to retailers were subtracted from gross sales in accordance with current accounting policies totaling $1,804,000 in the first nine months of 2006 versus $1,447,900 in the same period in 2005, an increase of $356,100 or 24.6%. This increase consisted of an increase in coupon expense of $302,000, an increase in co-op marketing funds of $183,900 and a decrease in slotting fee expenses of $129,800.

	During the first nine months of 2006, net sales of skin care products accounted for 46.2% of consolidated net sales compared to 66.0% for the first nine months of 2005. Net sales of these products for those periods were $5,608,200 in 2006 compared to $11,725,400 in 2005, a decrease of $6,117,200 or (52.2)%. During the first quarter of 2005 we began introduction of four new items in our Alpha Hydrox line of cosmetic products. This resulted in "pipeline" orders of the new items in 2005 that were not repeated in 2006. The new items accounted for approximately 45.1% of our sales of Alpha Hydrox and other skin care sales (which does not include Montagne Jeunesse sales) in the first nine months of 2006 versus 54.7% in the first nine months of 2005. These new items accounted for approximately 40.4% of our sales of Alpha Hydrox and other skin care sales in the third quarter of 2006 versus 67.0% in the third quarter of 2005. Net sales of the new Alpha Hydrox products declined in the second and third quarters of 2006 compared to the same quarters in 2005 as a result of returns from one retailer in the second quarter, the filling of store shelves with the introduction of the product in 2005, and higher couponing and co-op advertising costs that are deducted from gross sales. It is still too early to tell the consumer acceptance of these products which is necessary for reorders of these products and expanding the distribution of these products.

	We have continued to experience a drop in unit sales of our earlier-established alpha hydroxy acid-based products due primarily to maturing in the market for alpha hydroxy acid-based skin care products, intense competition from producers of similar or alternative products, many of which are considerably larger than Neoteric Cosmetics, Inc. and reduced distribution of these products at retail stores in current and prior periods. For the third quarter of 2006 and the first nine months of 2006, the sales of our Alpha Hydrox products accounted for 22.9% and 35.5% of net sales of skin care products and 7.2% and 16.5% of total net sales, compared to 46.0% and 32.9% of net sales of skin care products and 32.7%
 and 21.7% of total net sales for the three and nine months ended
September 30, 2005.

	Net sales of Montagne Jeunesse products were $2,771,800 in the nine months ended September 30, 2006 versus $6,861,900 for the comparable period of 2005, a decrease of $4,090,100 or 59.6%. The decrease reflects changes in product positioning at several key retailers in 2006 as they have revised the amount of shelf and floor space allocated to these types of products, including the elimination in the first quarter of 2006 at approximately 1,500 Wal-Mart stores of the department in which Montagne Jeunesse products were previously displayed.

	Sales of household products for the first nine months of this year accounted for 53.8% of consolidated net sales compared to 34.0% for the same period of 2005. These products are comprised primarily of Scott's Liquid Gold wood care products (Scott's Liquid Gold for wood, a wood wash and wood wipes), mold remediation products and Touch of Scent. During the nine months ended September 30, 2006, sales of household products were $6,523,300, as compared to sales of $6,027,900 for the same nine months of 2005, an increase of $495,400 or 8.2%. This increase in sales is due to somewhat higher net sales of our Scott's Liquid Gold for wood and our wood wash products, plus sales during the second quarter of 2006 of a promotional combination package of Scott's Liquid Gold for wood and either the wood wash or wood wipes, offset by a decrease in the sale of wood wipes. The primary reason for the increase in wood care sales is increased distribution of the wood wash product. In the second quarter of 2005 we began introducing a wood wash under the Scott's Liquid Gold product line. It is too early to determine if the wood wash product introduction will be successful. During the second quarter of 2006 we began the introduction of our mold remediation product "Mold Control 500" with sales of $125,200 during the third quarter of 2006 and $558,000 during the first nine months of 2006. It is too early to determine if this introduction will be successful. Sales of "Touch of Scent" were down by $298,000 or 22.2%, primarily due to decreases in distribution prior to the third quarter of 2006.

	As sales of a consumer product decline, there is the risk that retailers will stop carrying the product. The loss of any significant customer for any skin care products, "Scott's Liquid Gold" wood care or mold remediation products or "Touch of Scent", could have a significant adverse impact on our revenues and operating results. We believe that our future success is highly dependent on favorable acceptance in the marketplace of Montagne Jeunesse products, of our new Alpha Hydrox products and of our "Scott's Liquid Gold" wood care and mold remediation products.

	We also believe that the introduction of successful new products, including line extensions of existing products, such as the wood wash and our new mold remediation product, using the name "Scott's Liquid
Gold", are important in our efforts to maintain or grow our revenue. We currently plan to make one or two additional product introductions during the fourth quarter of 2006. To the extent that we manufacture a new product rather than purchase it from external parties, we are also benefited by the use of existing capacity in our facilities. We are using our facilities to fill and package the mold control products. The actual introduction of additional products, the timing of any additional introductions and any revenues realized from new products is uncertain.

       On a consolidated basis, cost of goods sold was $6,880,200 during the first nine months of 2006 compared to $9,752,500 for the same period of 2005, a decrease of $2,872,300 (29.5% on a sales decrease of 31.7%).
As a percentage of consolidated net sales for the first nine months of 2006, cost of goods sold was 56.7% compared to 54.9% in 2005, an increase of 1.8%. This was essentially due to our decrease in plant utilization, resulting from decreased sales of our Alpha Hydrox cosmetic products during 2006 and the increase in sales promotion expenses which lowered our revenues and thus affected our margins particularly in the skin care line of products.

Operating Expenses, Interest Expense and Other Income

                                        Nine Months Ended      Percentage
                                           September 30,         Increase
                                       2006            2005     (Decrease)
                                   -----------    -----------   ----------
Operating Expenses
    Advertising                    $ 1,062,200    $   630,300      68.5%
    Selling                          4,189,100      4,422,000      (5.3%)
    General & Administrative         2,566,700      2,779,100      (7.6%)
                                   -----------    -----------     ------
         Total operating expenses  $ 7,818,000    $ 7,831,400      (0.2%)
                                   ===========    ===========     ======

Interest and Other Income          $   129,300    $    30,200     328.1%
                                   ===========    ===========     ======

Interest Expense                   $   211,200    $   149,300      41.5%
                                   ===========    ===========     ======

       Operating expenses, comprised of advertising, selling and general and administrative expenses, decreased by $13,400 or (0.2)% in the first nine months of 2006, when compared to the first nine months of 2005. The various components of operating expenses are discussed below. We have initiated limited cost reductions in the third and fourth quarters of 2006, including a reduction in the number of employees and salary reductions for officers and certain employees. These measures will result in a cost savings of approximately $700,000 on an annualized basis.

	Advertising expenses for the first nine months of 2006 were $1,062,200 compared to $630,300 for the comparable nine months of 2005, an increase of $431,900 or 68.5%. That increase was spread evenly over both household chemical products and our Alpha Hydrox skin care products. We will be advertising both our household chemical products and our skin care products in the fourth quarter. As a result, our advertising expenses for 2006 will likely exceed last year's totals and, depending on the sales benefit of that advertising, may lower operating results in the fourth quarter.

       Selling expenses for the first nine months of 2006 were $4,189,100 compared to $4,422,000 for the comparable nine months of 2005, a decrease of $232,900 or (5.3)%. That decrease was comprised of a decrease in freight and brokerage expenses of $128,000, a decrease in salaries and fringe benefits and related travel expense of $207,900 primarily because of staffing changes in 2006 versus 2005, a decrease in depreciation and royalty expense of $69,500 offset by an increase in promotional goods and related expenses of $85,200, an increase in internet and web design costs of $58,300 and by a net increase in other selling expenses, none of which by itself is significant, of $29,000.

       General and administrative expenses for the first nine months of 2006 were $2,566,700 compared to $2,779,100 for the comparable nine months of 2005, a decrease of $212,400 or (7.6)%. That decrease was primarily attributable to a decrease in salaries and fringe benefits resulting from a reduction in both personnel and net health care costs of $147,000, and a net decrease in other general and administrative expenses of $65,000.

       Interest expense for the first nine months of 2006 was $211,200 versus $149,300 for the comparable period of 2005. Interest expense increased because of higher interest rates and increased borrowing levels. Interest and other income for the nine months ended September 30, 2006 was $129,300 which was comprised of $67,100 of gain on sale of assets (that is, the sale of our plastic molding equipment and related machinery in July 2006 as described in our Form 10-Q Report for the quarter ended June 30, 2006) and $62,200 of interest income as compared to $30,200 of interest income for the same period of 2005. Interest income consists of interest earned on our cash reserves in 2006 and 2005.


       During the third quarter of 2006 and of 2005, expenditures for research and development were not material (under 2% of revenues).

Three Months Ended September 30, 2006
Compared to Three Months Ended September 30, 2005

                            Comparative Net Sales

                              Three Months Ended September 30,
                           -----------------------------------------
                                                          Percentage
                                                           Increase
                               2006           2005        (Decrease)
                           -----------    -----------     ----------
Scott's Liquid Gold and
 other household products  $ 1,545,600    $ 1,434,400          7.8%
Touch of Scent                 351,700        440,000        (20.1%)
                           -----------    -----------        ------
  Total household products   1,897,300      1,874,400          1.2%
                           -----------    -----------        ------

Alpha Hydrox and
 other skin care             1,155,300      2,462,700        (53.1%)
Montagne Jeunesse
 skin care                     789,800      2,168,900        (63.6%)
                           -----------    -----------        ------
  Total skin care
   products                  1,945,100      4,631,600        (58.0%)
                           -----------    -----------        ------

     Total net sales       $ 3,842,400    $ 6,506,000        (40.9%)
                           ===========    ===========        ======

       Consolidated net sales for the third quarter of the current year were $3,842,400 versus $6,506,000 for the comparable quarter of 2005, a decrease of $2,663,600, or 40.9%. Average selling prices for the third quarter of 2006 were down by $167,800 over those of the comparable period of 2005, prices of household products being up by $70,900, while average selling prices of skin care products were down by $238,700. Co-op advertising, marketing funds, slotting fees and coupon expenses (promotional allowances) paid to retailers were subtracted from gross sales in accordance with current accounting policies totaling $651,200 in the third quarter of 2006 versus $592,400 in the same period in 2005, an increase of $58,800.

	During the third quarter of 2006, net sales of skin care products accounted for 50.6% of consolidated net sales compared to 71.2% for the third quarter of 2005. Net sales of these products for those periods were $1,945,100 in 2006 compared to $4,631,600 in 2005, a decrease of $2,686,500 or (58.0)%. Net sales of Montagne Jeunesse were approximately $789,800 in the third quarter of 2006 compared to $2,168,900 in the third quarter of 2005. Please see the discussion above for the first nine months of 2006 for additional information regarding sales of skin care products, which is also applicable to sales of skin care products in the third quarter of 2006.

       Sales of household products for the third quarter of this year accounted for 49.4% of consolidated net sales compared to 28.8% for the same period of 2005. These products are comprised of Scott's Liquid Gold wood care products (Scott's Liquid Gold for wood, a wood wash and wood wipes), mold remediation products and Touch of Scent. During the third quarter of 2006, sales of household products were $1,897,300, as compared to sales of $1,874,400 for the same three months of 2005. Sales of "Scott's Liquid Gold" and other household products (excluding Touch of Scent) were up by $111,200, an increase of 7.8%, as a result of our sales of the mold remediation product. Sales of "Touch of Scent" were down by $88,300 or 20.1%, primarily due to a decrease in distribution. Please see the discussion above for the first nine months of 2006 for additional information regarding sales of household products, which is also applicable to sales of household products in the third quarter of 2006.

       On a consolidated basis, cost of goods sold was $2,069,300 during the third quarter of 2006 compared to $3,513,600 for the same period of 2005, a decrease of $1,444,300 (41.1% on a sales decrease of 40.9%). As a percentage of consolidated net sales for the period, cost of goods sold was 53.9% compared to 54.0% in 2005, a decrease of 0.1%.

Operating Expenses, Interest Expense and Other Income

                                                                 Percentage
                                                                  Increase
                                        2006           2005      (Decrease)
                                    -----------    -----------   ----------
Operating Expenses
   Advertising                      $   360,900    $   151,800       137.7%
   Selling                            1,353,400      1,455,700        (7.0%)
   General & Administrative             791,400        757,100         4.5%
                                    -----------    -----------    ---------
        Total operating expenses    $ 2,505,700    $ 2,364,600         6.0%
                                    ===========    ===========    =========

Interest and Other Income           $   102,400    $     9,900     9,449.0%

Interest Expense                    $   110,800    $    54,000       105.6%

       Operating expenses, comprised of advertising, selling and general and administrative expenses, increased by $141,100 or 6.0% in the third quarter of 2006, when compared to the same period during 2005. The various components of operating expenses are discussed below.

	Advertising expenses for the third quarter of 2006 were $360,900 compared to $151,800 for the comparable quarter of 2005, an increase of $209,100 or 137.7%. Advertising expenses applicable to household products increased by $275,100 (968.7%), and advertising expenses for Alpha Hydrox products decreased for the comparative three-month period by $66,000 (53.5%).

       Selling expenses for the three months ended September 30, 2006 were $1,353,400 compared to $1,455,700 for the comparable three months of 2005, a decrease of $102,300 or (7.0)%. This decrease resulted primarily from a decrease in brokerage and freight expense of $80,800, a decrease in depreciation and amortization expense of $69,200, a net decrease in other selling expenses, none of which by itself is significant of $4,900, offset by an increase in promotional expenses of $52,600.

       General and administrative expenses for the third quarter of 2006 were $791,400 compared to $757,100 for the comparable period of 2005, an increase of $34,300 or 4.5%. Such increase was attributable to a net increase in several administrative expenses, none of which by itself is significant.

       Interest expense for the third quarter of 2006 was $110,800 versus $53,900 for the comparable period of 2005. Interest expense increased because of higher interest rates and increased borrowing levels. Interest and other income for the three months ended September 30, 2006 was $102,400 which was comprised of $67,100 of gain on the sale of assets and $35,300 of interest income as compared to $9,800 of interest income for the same period of 2005.

       During the third quarter of 2006 and of 2005, expenditures for research and development were not material (under 2% of revenues).

Liquidity and Capital Resources

	On June 28, 2006, we entered into a new loan with a fifteen year amortization with Citywide Banks for $5,156,600 secured by the land, building and fixtures at our Denver, Colorado facilities. This loan replaces the bank loan with Citywide Banks, secured by the facilities, in the principal amount of approximately $1,582,900. Interest on the bank loan (8.0% at
September 30, 2006) is at the prime rate as published in The Wall Street Journal, adjusted annually each June. Part of the proceeds of the new loan was used to pay off the prior loan, and the remaining proceeds have been or will be used in business operations, including the development and introduction of new products. This loan requires 180 monthly payments of approximately $49,500, which commenced on July 28, 2006. As did the prior bank loan, the loan agreement contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1. We may not declare any dividends that would result in a violation of either of these covenants. The foregoing requirements were met at the end of the first nine months of 2006.

	In connection with the new loan, we agreed with Citywide Banks to reduce the amount available under our line of credit with Citywide Banks from $1,800,000 to $1,300,000. In August of 2006 we paid off the balance remaining on our line of credit. We chose not to renew the line of credit when it matured on August 8, 2006.

	During the first nine months of 2006, our working capital increased by $1,743,400, and concomitantly, our current ratio (current assets divided by current liabilities) increased from 1.6:1 at December 31, 2005 to 2.2:1 at September 30, 2006. This increase in working capital is attributable to an increase in long-term debt of $3,986,700, depreciation in excess of capital additions and disposals of $455,100, offset by a net loss in the first nine months of 2006 of $2,648,600, an increase in other assets of $49,000, and a decrease in accumulated comprehensive income of $800.

	At September 30, 2006, trade accounts receivable were $740,400 versus $1,633,100 at year-end, largely because sales in the quarter ended September 30, 2006 were less than those of the quarter ended
December 31, 2005. Accounts payable increased from the end of 2005 through September of 2006 by $652,900 corresponding primarily with the increase in inventory over that period. At September 30, 2006 inventories were $656,600 more than at December 31, 2005, primarily due to an increase in household products inventory, including inventory for our new mold remediation product, to support sales of these products in the upcoming quarters. Prepaid expenses increased from the end of 2005 by $75,200 primarily due to prepaid promotional costs related to our new mold product. Accrued payroll and benefits decreased $120,900 from December 31, 2005 to September 30, 2006 primarily because only one week of wages were outstanding at September 30, 2006 compared to two weeks at December 31, 2005.

	We have no significant capital expenditures planned for the remainder of 2006 and have no current plans for any external financing, other than our existing bank loan. We expect that our available cash and cash flows from operating activities will fund the next twelve months' cash requirements.

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

Forward-Looking Statements

	This report may contain "forward-looking statements" within the meaning of U.S. federal securities laws. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and our performance inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of each of our significant products in the marketplace; the degree of success of any new product or product line introduction by us; the uncertainty of consumer acceptance of the new Alpha Hydrox, mold control and wood wash products; competitive factors; any decrease in distribution of (i.e., retail stores carrying) our significant products; continuation of our distributorship agreement with Montagne Jeunesse; the need for effective advertising of our products; limited resources available for such advertising; new competitive products and/or technological changes; dependence upon third party vendors and upon sales to major customers; changes in the regulation of our products, including applicable environmental regulations; continuing losses which could affect our liquidity; adverse developments in pending litigation; the loss of any executive officer; and other matters discussed in our 2005 Annual Report on Form 10-K. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Please see "Market Risks" in Item 2 of Part I of this Report which information is incorporated herein by this reference.

Item 4.	Controls and Procedures

	As of September 30, 2006, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or
submit under the   Securities Exchange Act of 1934 is recorded,
processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms as of September 30, 2006. There was no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financing reporting.

PART II	OTHER INFORMATION

Item 1.	Not Applicable

Item 1A.	Risk Factors

		We have previously stated a risk factor that our cash flow was dependent upon operating cash flow and our existing bank line of credit.
As indicated in this Report, we obtained a new 15-year bank loan and repaid and terminated our bank line of credit. Please see the last two paragraphs in Part I, Item 2 Management's Discussion and Analysis of the Financial Condition and Results of Operations - Liquidity and Capital Resources for risks involved in our dependence on available cash and cash flows from operating activities.

Item 2.	Not applicable.

Item 3.	Not Applicable

Item 4.	Not Applicable

Item 5.	Not Applicable

Item 6.	Exhibits

(b)	Exhibits

31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer
31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer
	32.1	Section 1350 Certifications

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

				SCOTT'S LIQUID GOLD-INC.


				BY:	/s/ Mark E. Goldstein
November 10, 2006		-----------------------------------
Date 				Mark E. Goldstein
				President and Chief Executive Officer


				BY:	/s/ Jeffry B. Johnson
November 10, 2006		-----------------------------------
Date				Jeffry B. Johnson
				Treasurer and Chief Financial Officer


EXHIBIT INDEX

Exhibit No.       Document
   31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer
   31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer
   32.1	Section 1350 Certification