Form 10KSB
period 2006-12-31
SCOTTS LIQUID GOLD INC
filed 2007-03-14
CIK 88000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-13458
SCOTT’S LIQUID GOLD-INC.
(Name of small business as specified in its charter)

Colorado	84-0920811
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
4880 Havana Street
Denver, CO 80239
(Address of principal executive offices and Zip Code)
(303) 373-4860
(Issuer’s telephone number)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: $0.10 Par Value Common Stock
Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐  No ☑
The issuer’s revenues for the fiscal year ended December 31, 2006 were $16,143,600.
The aggregate market value of the common stock held by non-affiliates of the issuer, assuming directors are affiliates, was $5,556,897 on January 31, 2007.
As of January 31, 2007, there were 10,533,000 shares of common stock, $0.10 par value per share, outstanding.
The following documents are incorporated by reference: The Registrant’s definitive Proxy Statement for the Annual Meeting of shareholders scheduled to be held on May 2, 2007, is incorporated by reference in Part III.
Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☑

PART I
Item 1. Description of Business
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
     Our household products consist of (a) Scott’s Liquid Gold® for wood, a wood preservative and cleaner, sold nationally for over 30 years; (b) a wood wash and wood wipes under the name of Scott’s Liquid Gold; (c) Scott’s Liquid Gold Mold Control 500, a consumer product that helps rid homes of mold, introduced in 2006; and (d) Touch of Scent®, an aerosol room air freshener, distributed nationally since 1982. In early 1992, we entered into the skin care business through our subsidiary, Neoteric Cosmetics, Inc. Our skin care products consist primarily of Alpha Hydrox® products, other products manufactured by us, and sachets of Montagne Jeunesse. At the end of 2006, more than 15 skin care products were being marketed by us, as well as the Montagne Jeunesse sachets.
     For information on our operating segments, please see Note 8, Segment Information, to our Consolidated Financial Statements.
     This report may contain “forward-looking statements” within the meaning of U.S. federal securities laws. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and our performance inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of each of our significant products in the marketplace; the degree of success of any new product or product line introduction by us; uncertainty of consumer acceptance of the new Alpha Hydrox products introduced in 2005, and Mold Control 500 and wood wash products; competitive factors; any decrease in distribution of (i.e., retail stores carrying) our significant products; continuation of our distributorship agreement with Montagne Jeunesse; the need for effective advertising of our products; limited resources available for such advertising; new competitive products and/or technological changes; dependence upon third party vendors and upon sales to major customers; changes in the regulation of our products, including applicable environmental regulations; the effect of these and other risk factors on our liquidity; the loss of any executive officer; and other matters discussed in this Report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report.
Strategy
     Our strategy is to manufacture and market high quality consumer products which are distinct within each category in which we compete. Scott’s Liquid Gold for wood distinguishes itself from competing products as a wood cleaner and preservative, not simply a polish. Mold Control 500 is based on technology developed and patented by a national laboratory. Touch of Scent is different from most competing aerosol air fresheners in that it need not be shaken before each use and because it may be activated by an attractive dispenser which may be mounted on any hard, smooth surface. It is more convenient to use than competing aerosol brands. With respect to the our line of skin care products, Alpha Hydrox was one of the first alpha hydroxy acid skin care products sold to retailers for resale to the public at affordable prices. In 1998, we added a retinol product to our skin care line. In the first half of 1999, we introduced Neoteric Diabetic Skin Care®. In 2000, we introduced Alpha Hydrox Fade Cream as well as certain other skin care products which were subsequently discontinued. In 2001, we introduced a topical analgesic called RubOut™. Since 2001, we have sold Montagne Jeunesse sachets which are reasonably priced and designed for single use by the consumer. We will continue to examine other possible new products which we believe may fit well with our expertise and financial capabilities.
     In the last ten years, we operated profitably in 1997 and 2002 and incurred losses in 1998 through 2001, 2003, 2004, 2005, and 2006. In the years 1998 through 2004, we experienced significant declines in sales of Alpha Hydrox skin care products manufactured by us and, to a lesser extent, in 2006. In 2006 we experienced a significant decline in sales of our Montagne Jeunesse line of skin care sachets. We also experienced declines in the sales of our household products from 1998 through 2005, except for an increase in sales of Scott’s Liquid Gold for wood in 2004. In 2006 we experienced an increase in the sale of our household products due to the introduction of Mold Control 500. Information regarding reasons for the decline in sales of these products is stated in Item 6, Management’s Discussion and Analysis or Plan of Operation.
     The growth in sales of Alpha Hydrox from 1992 through 1996 caused us to make substantial investments in property, plant and equipment to handle that growth and the anticipated future growth of our skin care products. The decline in sales of those products in 1998 through 2004 and in 2006, as well as declines in sales of household chemical products, has resulted in efforts by us to maintain or increase sales of the existing products, to introduce new products, and to decrease our costs of doing business. We introduced new products and engaged in cost-cutting programs during 2000, 2001, 2002 and 2006. Additionally, we introduced several new Alpha Hydrox products in 2005 and two new Alpha Hydrox products in 2006.
     Our goal for 2007 is to resume sales growth and attain profitability. To achieve these goals, we will continue to work on expansion of the distribution of Montagne Jeunesse products, as well as of our newer Alpha Hydrox products, increasing sales of Scott’s Liquid Gold for wood and our new mold remediation product “Mold Control 500” and the introduction of new products. During 2007, we contemplate the introduction of four new skin care products or items, plus a line of skin care items under the Neoteric Cosmetics label. Within the household product line we plan to introduce three to four new products or items including some additions to our Touch of Scent air fragrance product line. We will also consider the development of new niche products, offer to manufacture private label products for others, and explore the possibility of joint ventures and other projects which would utilize our manufacturing or marketing capabilities.
Products
     Scott’s Liquid Gold for wood, a wood cleaner and preservative, has been our core product since our inception. It has been popular throughout the U.S. for over thirty years. Scott’s Liquid Gold for wood, when applied to wood surfaces such as furniture, paneling, kitchen cabinets, outside stained doors and decking, penetrates microscopic pores in the surface and lubricates beneath, restoring moisture and, at the same time, minimizes the appearance of scratches, darkening the wood slightly. Scott’s Liquid Gold preserves wood’s natural complexion and beauty without wax. In May 2004, we commenced the introduction of an additional wood care product in a wipe form; however, sales have been minimal so far. In the second quarter of 2005 we introduced a wood wash product under the Scott’s Liquid Gold product line; however, we have obtained limited distribution so far.
     During the second quarter of 2006 we began the introduction of our mold remediation product “Mold Control 500”. It is too early to determine if this introduction will be successful. Scott’s Liquid Gold Mold Control 500 is an advanced restoration, remediation and antibacterial disinfectant system designed for consumer use on mildew, fungus, mold and fungal spores.
     In 1982, we added the room air freshener Touch of Scent to our line of household products. Touch of Scent, available in many fragrances, is intended to be used in conjunction with a decorative dispenser which can be mounted on any hard surface and into which the consumer inserts an aerosol refill unit. At a touch, the dispenser propels the fragrance from a refill unit into the air, masking unpleasant odors and refreshing the air with a pleasant scent. We manufacture the refill unit. Unlike some competitive aerosol air fresheners, Touch of Scent is extremely dry and, therefore, leaves practically no residue after use. Touch of Scent sales have not been strong in recent years. In this regard, see Item 6 below, Management’s Discussion and Analysis or Plan of Operation.
     Household products accounted for 53.1% of our consolidated net sales in 2006 and 34.8% in 2005.
     In early 1992, we began to market two skin care products under the trade name of Alpha Hydrox. Since that time we have made additions to our skin care products, some of which were discontinued. In 2005, we introduced four new Alpha Hydrox products with refined formulas. At the end of 2006, our skin care line consisted of over 15 products. Our Alpha Hydrox skin care products are sold through a wholly-owned subsidiary, Neoteric® Cosmetics, Inc. Except for the Montagne Jeunesse sachets distributed by us, our skin care products are manufactured by Neoteric Cosmetics. Several of the Alpha Hydrox products contain alpha hydroxyethanoic acids in low but effective concentrations. Properly blended with a carrier, alpha hydroxyethanoic acids gently slough off dead skin cells to promote a healthier, more youthful appearance and diminish fine lines and wrinkles. Our products with alpha hydroxy acids (“AHAs”) include facial care products, a body lotion and a foot crème. Our other skin care products do not contain AHAs. These products include Neoteric Diabetic Skin Care, which is a healing crème and a therapeutic moisturizer developed by us to address the skin conditions of diabetics, caused by poor blood circulation, and which contains a patented oxygenated oil technology; an Alpha Hydrox Oxygenated Moisturizer, which is our second skin care product based on the oxygenated oil technology; a Retinol product containing a patented Microsponge technology that softens fine lines and wrinkles; an Alpha Hydrox Fade Cream designed to lighten age spots and skin discoloration caused by sun exposure and other factors; RubOut™, which is a topical analgesic which helps fade the discoloration of bruises and eases the pain from muscle sprains and bruises; and a body wash. The Montagne Jeunesse sachets, described more below, do not contain AHAs.
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

Marketing and Distribution
     All of our products are sold nationally, directly and through independent brokers, to mass marketers, drugstores, supermarkets, and other retail outlets and to wholesale distributors. In 2006, Wal-Mart Stores, Inc. (“Wal-Mart”) accounted for approximately 30% of our sales of household products (32% of such sales in 2005). With regard to our skin care products, Wal-Mart accounted for approximately 29% of 2006 sales (28% in 2005), and K-Mart Corporation accounted for approximately 13% of 2006 sales (17% in 2005). Wal-Mart and K-Mart accounted for approximately 29% and 9%, respectively, of the combined sales of household products and skin care products in 2006. No long-term contracts exist between us and Wal-Mart, K-Mart Corporation or any other customer. We permit returns of our products by our customers, a common industry practice. A recent practice of retailers has been to return products that have either been discontinued or not sold after a period of time. We subtract any returns from gross sales in determining our net sales and provide a reserve for such returns which is netted against accounts receivable and gross sales on our financial statements.
     During the years 2001 through 2004, and again in 2006, we experienced a decrease in the distribution of the Alpha Hydrox products as a result of slowing sales. In 2005, we introduced four new items in our Alpha Hydrox line of cosmetics, which resulted in some increased distribution by selling those products to retail store chains not carrying any of our other Alpha Hydrox products. If sales of one of our products continue to decline, other retail stores, including potentially Wal-Mart and K-Mart, may discontinue the product. One of our strategies is to maintain or increase sales of products through limited television advertising. The level of advertising for our products is constrained by our size and financial resources. Any significant decrease in the distribution of Alpha Hydrox or Scott’s Liquid Gold products at retail stores could have a material adverse effect on our sales and operating results.
     Our Scott’s Liquid Gold wood care products, Mold Control 500 product, and Alpha Hydrox products have been advertised nationally on network television, on cable television, and, at times, in print media. In the past, we have also used radio advertising in selected areas and may do so in the future. During 2007, but subject to change, we plan a decrease in advertising expenditures from 2006. To date, we have not used television advertising for the Montagne Jeunesse products. We periodically review our advertising plans and may revise planned advertising expenditures based upon actual sales results and competitive conditions.
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
     Our household (except for the Mold Control 500 product) and skin care products are sold in Canada and other foreign countries. Please see Note 8, Segment Information, to the Consolidated Financial Statements for information regarding sales in foreign countries. Currently, foreign sales are made to distributors who are responsible for the marketing of the products, and we are paid for these products in United States currency.

Manufacturing and Suppliers
     We own and operate our manufacturing facilities and equipment. With the exception of the Montagne Jeunesse sachets, our wood wipes, and our Mold Control 500 product, we manufacture all of our products, maintaining a high quality standard. We fill and package our Mold Control 500 product at our facilities. For all of our products, we must maintain sufficient inventories to ship most orders as they are received. Quality control is enforced at all stages of production, as well as upon the receipt of raw materials from suppliers. Raw materials are purchased from a number of suppliers and, at the present time, are readily available. Our sole supplier of glycolic acid, which is the most common type of alpha hydroxy acid used by us in our Alpha Hydrox products, will be E.I. DuPont commencing later in 2007. Our sole supply for the oxygenated oil used in Neoteric Diabetic Skin Care products is a French company with which we have a non-exclusive supply agreement. Relations with this and other suppliers are satisfactory.
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
     In 2001, we commenced purchases of the skin care sachets from Montagne Jeunesse under a distributorship agreement covering the United States. On May 4, 2005, our wholly-owned subsidiary, Neoteric Cosmetics, Inc. (“Neoteric”), entered into a new distribution agreement with Montagne Jeunesse International Ltd (“Montagne Jeunesse”) covering our distribution of Montagne Jeunesse products. It replaces a distribution agreement in effect since 2000. In the new agreement, Montagne Jeunesse appoints Neoteric as its exclusive distributor to market and distribute Montagne Jeunesse products in the United States of America. The appointment is for a period of 18 months, commencing May 3, 2005, and continues in force until terminated by either party by giving to the other party no less than three or six months’ notice in writing of a termination at the end of the initial term of 18 months or any time after the initial term.
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

     The principal and controlling owner of Montagne Jeunesse, Gregory Butcher, owned beneficially, to the best of our knowledge, during 2005 more than 5% of our outstanding common stock; to the best of our knowledge, at March 1, 2007, he owned beneficially less than 5.0% of our outstanding common stock.
     On April 4, 2006, we entered into a Product Development, Production and Marketing Agreement with Modec, Inc., a Colorado corporation. Pursuant to this Agreement, we purchase from Modec a product for the treatment of mold; we sell this product as Mold Control 500. We will fill and package the product at our facilities and market the product to retail stores in North America. The Agreement provides us with a license for this purpose. We are required to use our commercially reasonable efforts to develop a consumer market for the product in the territory. The initial term of the Agreement is until December 31, 2007, and is automatically renewable for successive one-year terms.
     In July, 2006, we entered into a Supply Agreement with Keltec Dispensing Systems USA, Inc., pursuant to which Keltec manufactures and supplies to us certain plastic components used on our product containers. The initial term of the Supply Agreement is for a period of 18 months, with a pricing adjustment possible for the last six months of the term. In addition, the Supply Agreement may be renewed for an additional twelve months upon mutual consent of the parties provided the parties agree to renewal pricing based on guidelines in the Supply Agreement. The Supply Agreement may also be terminated by mutual agreement, upon a material breach of the terms, or upon 30-days notice by either party during any renewal period.
Competition
     Our business is highly competitive in both household and skin care products. The air freshener, wood care, and mold treatment product categories are dominated by three to five companies significantly larger than us, each of which produce several products. Irrespective of the foregoing, we maintain a visible position in the wood care category, but do not have sufficient information to make an accurate representation as to the market share of our products. Over the last several years, sales of our air freshener products have fallen off significantly and may continue to do so in the future. From time to time, to stem the attrition of this product line, we offer price incentives to our customers.
     The skin care category is also highly competitive. Several competitors are significantly larger than Scott’s Liquid Gold-Inc., and each of these competitors produces several products. Some of these companies also produce retinol and alpha hydroxy acid products with which Alpha Hydrox must compete. Because of the number of varied products produced by competitors, we cannot make an accurate representation as to the market share of our skin care products. Irrespective of the foregoing, we currently have a national base of distribution for our Alpha Hydrox and other skin care products.
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
     Many chemicals used in consumer products, some of which are used in several of our product formulations, have come under scrutiny by various state governments and the Congress of the United States in connection with clean air laws. These chemicals are volatile organic compounds (VOCs) that are contained in various categories of consumer products. As a result of these VOC regulations, it has been necessary for us to reformulate some of our products, such as Touch of Scent, Scott’s Liquid Gold Aerosol and Pourable, to conform to certain limits set by the California Air Resources Board (CARB), other states and the Environment Protection Agency. Our household chemical products currently meet the most stringent VOC regulations. CARB has recently approved changes to California’s consumer product regulations that reduce VOC limits for Scott’s Liquid Gold pourable formula from 7% to 3%, effective December 31, 2008. This reduced limit is expected to be finalized in the near future. Therefore, this product is currently undergoing reformulation to comply with the new limit.
     Limitations regarding the VOC content of consumer products by both state and federal agencies will continue to be a part of regulatory efforts to achieve compliance for ozone at or near ground level. Under the Clean Air Act Amendments of 1990, the Environmental Protection Agency (EPA) conducted a study on the contribution of consumer products to ozone problems and published regulations in 1998 designed to reduce the VOC content of consumer products. Various states, in addition to California, have enacted or are considering VOC regulations for consumer products. We are unable to predict how many or which other states might enact legislation regulating the VOC content of consumer products or what effect such legislation might have on our household products. A group of twelve northeastern states and the District of Columbia collectively drafted the Ozone

Transport Commission (OTC) Model Consumer Products Rule in 2001, which is a model that members may choose to adopt and which has standards that are substantially the same as the CARB consumer product VOC regulations. More than a majority of the OTC members have adopted the model rule. In September 2006, the OTC released a new draft model consumer products rule with an effective date of January 1, 2009. Scott’s Liquid Gold products would not be affected by the changes in this new model rule, if states were to adopt the changes. There are also potential regulations in a five state region covered by the Lake Michigan Air Directors Consortium (LADCO), which released an interim report detailing possible strategies for reducing VOC emissions. These states include Illinois, Michigan, Wisconsin, Ohio and Indiana. The Michigan Consumer Products Regulation, adopted in January of 2007, follow the 2001 OTC Model Rule. Michigan is the only state in the LADCO group that has promulgated such regulations. The other 4 states have not published any rulemaking yet.
     The regulations concerning VOC content are relevant to our household products, but have not yet affected our skin care products. It is possible that cosmetic products may be affected in the future by CARB, based on a consumer and commercial product survey of more then 250 categories that they conducted in 2005. The survey was based on sales for the year 2003 and was intended to update their information on consumer product VOC emissions. CARB has indicated that there will be another comprehensive survey based on 2005 sales; however, we do not know the exact date of that survey. The data from each study will be used to determine which product categories will be selected for new or revised regulations for the purpose of further reducing VOC emissions from consumer products. Any new or revised regulations of CARB could apply to our products and could potentially require additional reformulation of those products.
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
Employees
     We employ 78 persons (compared to 88 persons at the end of 2005), 39 in plant and production related functions and 39 in administrative, sales and advertising functions. No contracts exist between us and any union. We monitor wage and salary rates in the Rocky Mountain area and pursue a policy of providing competitive compensation to our employees. The compensation of our executive officers is under the review of the Compensation Committee of our Board of Directors. Fringe benefits for our employees include a medical and dental plan, life insurance, a 401(k) plan with matching contributions for lower paid employees (those earning $35,000 or less per annum), an employee stock ownership (ESOP) plan, and a profit sharing plan. We consider our employee relations to be satisfactory.
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
     In December 2000 (amended October 1, 2003), we entered into a license agreement with TriStrata Technology, Inc. which owns patents dealing with the use of alpha hydroxy acids for the purpose of reducing the appearance of wrinkles or fine lines. Under the license agreement, Neoteric Cosmetics and its affiliates have been granted a non-

exclusive license for the life of the patents to make and sell skin care products using alpha hydroxy acids for, among other things, the reduction of the appearance of skin wrinkles and the reduction in the appearance of skin changes associated with aging. The license agreement covers a territory which includes the United States and certain foreign countries. In accordance with the license agreement, Neoteric Cosmetics pays a royalty on net sales of products covered by the agreement. This license agreement was part of the settlement of a lawsuit brought by TriStrata Technology against us and others alleging infringement of patents in selling and promoting skin care products which contain alpha hydroxy acid. By a notice sent to TriStrata Technology, we will terminate this license agreement in October of 2007 and rely on a license from DuPont for our uses of alpha hydroxy acids.
Available Information and Code of Ethics
     We will make available free of charge through the website http://www.businesswire.com/cnn/slgd.htm, this annual report, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission. These reports are also available through a link on our website. We will provide upon request and at no charge electronic or paper copies of these filings with the Securities and Exchange Commission (excluding exhibits).
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
     We have experienced net losses in eight of our last nine years. These losses result primarily from declining sales of our skin care products and our primary household products. Maintaining or increasing our revenues is uncertain and involves a number of factors including consumer acceptance of our products, distribution of our products and other matters described below.

Our cash flow is dependent upon operating cash flow.
     Because we are dependent on our operating cash flow, any loss of a significant customer, any further decreases in the distribution of our skin care or household chemical products, new competitive products affecting sales levels of our products or any significant expense not included in our internal budget could result in the need to raise cash, such as through additional bank financing. Except for the existing bank debt, we have no arrangements for an external financing of debt or equity, and we are not certain whether any such financing would be available on acceptable terms. In order to improve our operating cash flow, we need to achieve profitability or change significantly our cost structure.
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
     Sales of our Alpha Hydrox products, Scott’s Liquid Gold for wood and Touch of Scent have declined in recent years, except for a small increase in the sale of Scott’s Liquid Gold for wood in 2004 when we sold the product to additional retail stores. In order to address these declines, we have introduced new products, including Montagne Jeunesse sachets in 2001, the wood wipe and wood wash products in 2004 and 2005, our new Alpha Hydrox products in 2005, and our mold remediation product “Mold Control 500” during the second quarter of 2006. We plan the introduction of additional products. If we are not successful in making ongoing sales of our newer products to retail store chains or these products are not well received by consumers, our revenues could be materially and adversely affected.

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
     Our distributorship agreement with Montagne Jeunesse is for a period of 18 months that ended in November, 2006 and continues in force after this initial term subject to the right of either party to terminate the agreement with three or six months notice. As a practical matter, we also believe that the distribution of Montagne Jeunesse sachets is dependent upon our good relationship with Montagne Jeunesse.
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
     In our industry, retail stores have the ability to return products. These returns result in refunds, a reduction of our revenues and usually the need to dispose of the resulting inventory at discounted prices. Accordingly, level of returns can significantly impact our revenues and cash flow.
Changes in the regulation of our products, including environmental regulations, could have an adverse effect on the distribution of our products or the function of our products.
     Regulations affecting our products include requirements of the FDA for cosmetic products and environmental regulations affecting emissions from our products. The FDA has mentioned the treatment of AHA products as drugs, which could make more expensive or prohibitive our production and sale of certain Alpha Hydrox products. Also, in the past, we have changed the formulation of our household products to satisfy environmental regulations and will continue to do so as required.

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
Item 2. Description of Property
     Our facilities, located in Denver, Colorado, are currently comprised of three connected buildings and a parking garage (approximately 261,100 square feet in total) and about 16.2 acres of land, of which approximately 6 acres are available for future expansion. These buildings range in age from approximately 10 to 35 years (126,600 square feet having been added in 1995 and 1996). The Denver facility houses our corporate headquarters and all of our operations, and serves as one of several distribution points. We believe that our current space will provide capacity for growth for the foreseeable future. All of our land and buildings serve as collateral under a deed of trust for a $5.2 million bank loan ($5.1 million at December 31, 2006) consummated by us on June 26, 2006.
     On March 28, 2006, we also entered into a Lease Agreement with Keltec Dispensing Systems USA, Inc., a Delaware corporation, pursuant to which we lease to Keltec the space that is located in our Denver facility and had been used for the operations of the plastics equipment. The lease also includes the use of certain common areas and equipment. The term of the Lease is three years beginning July 1, 2006. Keltec may renew the lease for an additional term of three years upon advance written notice under the same terms and conditions, except that during the renewal term the rent will be increased by the same percentage as the increase in the CPI-Denver from the commencement date to the initial expiration date.
Item 3. Legal Proceedings
     We are subject to incidental litigation in the ordinary course of our business. We expect that no pending legal proceeding will have a material adverse effect on us.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.

PART II
Item 5. Market for Common Equity and Related Stockholder Matters.
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

	2006		2005
	Three Months Ended		Three Months Ended
	High	Low		High	Low

March 31	$1.15	$0.66	March 31	$0.62	$0.53
June 30	$1.01	$0.78	June 30	$0.59	$0.50
September 30	$1.00	$0.80	September 30	$0.65	$0.54
December 31	$0.94	$0.73	December 31	$1.00	$0.60

Shareholders
As of March 1, 2007 we had approximately 1,000 shareholders of record.
Dividends
We did not pay any cash dividends during the two most recent fiscal years. No decision has been made as to future dividends. See “Management’s Discussion and Analysis or Plan of Operation — Liquidity and Capital Resources” for information concerning restrictions on dividends.
Other
Current stock quotes, our SEC filings, quarterly earnings and press releases can be found at: http://www.businesswire.com/cnn/slgd.htm.

Equity Plans
     The following table provides, as of December 31, 2006, information regarding our equity compensation plans, which consist of the 1993, 1997, 1998, and 2005 Stock Option Plans. The 1993 plan expired in January of 2003, and accordingly no shares are available for option under that plan. We also have an Employee Stock Ownership Plan which invests only in our common stock, but which is not included in the table below.

Number of
securities
remaining
available for
	Number of		future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
	and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,646,100	$.63	453,900

Equity compensation plans not approved by security holders	—	—	—

Total	1,646,100	$.63	453,900

Stock Purchases
     We did not make any repurchases of our outstanding shares during the fourth quarter of 2006.
     Pursuant to board resolutions, on November 14, 2006, we issued and contributed 30,000 shares of our common stock to our Employee Stock Ownership Plan (the “Plan”), and purchased 50,000 shares from a former officer at the then market price for contribution to the Plan on February 16, 2006. No consideration was paid by the Plan for these contributions. We believe that these contributions were not subject to the securities registration requirements of the Securities Act of 1933 because they did not involve a sale. The contributions of the shares to the Plan may also be exempt from such securities registration as a non-public offering under Section 4(2) of the Securities Act of 1933.
Item 6. Management’s Discussion & Analysis or Plan of Operation
General
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
     Reserves for bad debts ($62,000 at December 31, 2006 and December 31, 2005) are recorded based on estimates by management including factors surrounding the credit risk of specific customers and historical trends. We have been exposed to potential losses on receivables due from specific customers that have suffered financial difficulties. We have provided reserves against certain receivables from such customers in addition to amounts related to unidentified losses. Those reserves are reduced as those accounts are settled or written off. In the event that actual losses differ from these estimates or there is an increase in exposure relating to sales to specific customers, results of future periods may be impacted.
     Income Taxes
     As of December 31, 2006, we have net deferred income tax assets of $2,046,100 which primarily relate to net operating loss carryforwards, expenses that are not yet deductible for tax purposes and tax credit carryforwards, offset by deferred income tax liabilities for differences in the book and tax bases of property and equipment. The net deferred tax asset is fully reserved by a valuation allowance. The valuation allowance represents management’s determination that we will more likely than not be unable to realize the value of such assets due to the uncertainty of future profitability.
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
Recently Issued Accounting Pronouncements
     Please see Note 1 (p) of our Consolidated Financial Statements.
Results of Operations
     During 2006, we experienced an increase in sales of our household chemical products primarily because of our introduction of our new mold control product Mold Control 500, while experiencing decreases in sales of our Montagne Jeunesse line of skin care products and our Alpha Hydrox skin care products. Our net loss for 2006 was $3,586,600 versus a net loss of $198,100 for 2005. The loss for 2006 was primarily due to lower sales of the Montagne Jeunesse product line and reduced sales of our Alpha Hydrox skin care line.
Summary of Results as a Percentage of Net Sales

	Year Ended December 31,
	2006	2005
Net sales
Scott’s Liquid Gold household products	53.1%	34.8%
Skin care products	46.9%	65.2%

Total net sales	100.0%	100.0%
Cost of sales	57.4%	56.0%

Gross profit	42.6%	44.0%
Other revenue	1.0%	0.2%

	43.6%	44.2%

Operating expenses	63.8%	44.2%
Interest expense	2.0%	0.8%

	65.8%	45.0%

Loss before income taxes	(22.2%)	(0.8%)

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

Year Ended December 31, 2006
Compared to Year Ended December 31, 2005
Comparative Net Sales

			Percentage
			Increase
	2006	2005	(Decrease)
Scott’s Liquid Gold and other household products	$7,238,700	$6,609,200	9.5%
Touch of Scent	1,341,200	1,785,900	(24.9%)

Total household chemical products	8,579,900	8,395,100	2.2%

Alpha Hydrox and other skin care	3,396,500	5,890,000	(42.3%)
Montagne Jeunesse skin care	4,167,200	9,854,100	(57.7%)

Total skin care products	7,563,700	15,744,100	(52.0%)

Total net sales	$16,143,600	$24,139,200	(33.1%)

     Consolidated net sales for 2006 were $16,143,600 versus $24,139,200 for 2005, a decrease of $7,995,600 or about (33.1)%. Average selling prices for 2006 were down by $175,200 over those of the comparable period of 2005, prices of household products being up by $363,600, while average selling prices of skin care products were down by $538,800. This decrease was primarily due to price promotions on selected cosmetic products. Co-op advertising, marketing funds, slotting fees and coupon expenses (promotional allowances) paid to retailers were subtracted from gross sales in accordance with current accounting policies totaling $2,391,300 in 2006 versus $1,916,600 in 2005, an increase of $474,700 or about (24.8)%. This increase consisted of an increase in coupon expense of $431,200, an increase in co-op marketing funds of $154,100 and a decrease in slotting fee expenses of $110,600.
     During 2006, net sales of skin care products accounted for 46.9% of consolidated net sales compared to 65.2% for 2005. Net sales of these products for those periods were $7,563,700 in 2006 compared to $15,744,100 in 2005, a decrease of $8,180,400 or about (52.0)%. During the first quarter of 2005 we began introduction of four new items in our Alpha Hydrox line of cosmetic products. This resulted in “pipeline” orders of the new items in 2005 that were not repeated in 2006. The new items accounted for approximately 43.0% of our sales of Alpha Hydrox and other skin care sales (which does not include Montagne Jeunesse sales) in 2006 versus 63.7% in 2005. Net sales of the new Alpha Hydrox products declined in 2006 compared to 2005 as a result of returns from one retailer in the second quarter, the filling of store shelves with the introduction of the product in 2005, and higher couponing and co-op advertising costs that are deducted from gross sales. It is still too early to tell the consumer acceptance of these products which is necessary for reorders of these products and expanding the distribution of these products.
     We have continued to experience a drop in unit sales of our earlier—established alpha hydroxy acid-based products due primarily to maturing in the market for alpha hydroxy acid-based skin care products, intense competition from producers of similar or alternative products, many of which are considerably larger than Neoteric Cosmetics, Inc. and reduced distribution of these products at retail stores in current and prior periods. For 2006, the sales of our Alpha Hydrox products accounted for 28.6% of net sales of skin care products and 13.4% of total net sales, compared to 28.9% of net sales of skin care products and 18.8% of total net sales for 2005.
     Net sales of Montagne Jeunesse products were $4,167,200 in 2006 versus $9,854,100 for the comparable period of 2005, a decrease of $5,686,900 or 57.7%. The decrease reflects changes in product positioning at several key retailers in 2006 as they have revised the amount of shelf and floor space allocated to these types of products, including the elimination in the first quarter of 2006 at approximately 1,500
Wal-Mart

stores of the department in which Montagne Jeunesse products were previously displayed. Because of orders that we have received in the first quarter of 2007, we anticipate adding back Montagne Jeunesse sachets into significantly more Wal-Mart stores during the first half of 2007.
     Sales of household products for 2006 accounted for 53.1% of consolidated net sales compared to 34.8% for the same period of 2005. These products are comprised primarily of Scott’s Liquid Gold wood care products (Scott’s Liquid Gold for wood, a wood wash and wood wipes), mold remediation products and Touch of Scent. Sales of household products were $8,579,900 in 2006, as compared to sales of $8,395,100 in 2005, an increase of $184,800 or 2.2%. This increase in sales is due to introduction in the second quarter of 2006 of our mold remediation product “Mold Control 500”, which is currently sold in some of the stores of national retail chains, with sales of $893,500 during 2006, and although we are encouraged it is still too early to tell if this product will be successful. Within our Scott’s Liquid Gold wood care products, we experienced an increase in our sales of our wood wash product because of an increase in distribution, and a decrease in our sales of both our Scott’s Liquid Gold for wood and our wood wipe product. Although we introduced our wood wash product in the second quarter of 2005 it is still too early to tell if this product will be successful. Sales of “Touch of Scent” were down by $444,700 or 24.9%, primarily due to decreases in distribution in periods prior to the third quarter of 2006.
     As sales of a consumer product decline, there is the risk that retailers will stop carrying the product. The loss of any significant customer for any skin care products, “Scott’s Liquid Gold” wood care or mold remediation products or “Touch of Scent”, could have a significant adverse impact on our revenues and operating results. We believe that our future success is highly dependent on favorable acceptance in the marketplace of Montagne Jeunesse products, of our new Alpha Hydrox products and of our “Scott’s Liquid Gold” wood care and mold remediation products.
     We also believe that the introduction of successful new products, including line extensions of existing products, such as the wood wash and our new mold remediation product, using the name “Scott’s Liquid Gold”, are important in our efforts to maintain or grow our revenue. Late in the fourth quarter of 2006, we introduced two new items within our Alpha Hydrox cosmetic line of products. We currently plan to introduce four new items to the Alpha Hydrox cosmetic line plus a line of health and beauty care products under the Neoteric cosmetic label. Within the household product line we plan to introduce three to four new products or items including some additions to our Touch of Scent air fragrance product line. To the extent that we manufacture a new product rather than purchase it from external parties, we are also benefited by the use of existing capacity in our facilities. We are using our facilities to fill and package the mold control products. The actual introduction of additional products, the timing of any additional introductions and any revenues realized from new products is uncertain.
     On a consolidated basis, cost of goods sold was $9,270,000 in 2006 compared to $13,514,500 for 2005, a decrease of $4,244,500 (31.4% on a sales decrease of 33.1%). As a percentage of consolidated net sales for 2006, cost of goods sold was 57.4% compared to 56.0% in 2005, an increase of 2.5%. This was essentially due to our decrease in plant utilization, resulting from decreased sales of our Alpha Hydrox cosmetic products during 2006 and the increase in sales promotion expenses which lowered our revenues and thus affected our margins particularly in the skin care line of products.

Operating Expenses, Interest Expense and Other Income

			Percentage
			Increase
	2006	2005	(Decrease)
Operating Expenses
Advertising	$1,558,800	$1,275,200	22.2%
Selling	5,516,300	5,933,600	(7.0%)
General & Administrative	3,228,500	3,462,000	(6.7%)

Total operating expenses	$10,303,600	10,670,800	(3.4%)

Interest Income and Other	$161,300	$42,300	281.3%

Interest Expense	$315,700	$194,300	62.5%

     Operating expenses, comprised of advertising, selling and general and administrative expenses, decreased by $367,200 or (3.4)% in 2006, when compared to 2005. The various components of operating expenses are discussed below. Cost reductions were initiated in the third and fourth quarters of 2006, including a reduction in the number of employees and salary reductions for officers and certain employees. These measures will result in a cost savings of approximately $700,000 on an annualized basis.
     Advertising expenses for 2006 were $1,558,800 compared to $1,275,200 for 2005, an increase of $283,600 or 22.2%. Our increase in advertising was due to our introductory advertising campaign for our new “Mold Control 500” mold remediation product. In 2007 our initial plans call for less advertising versus 2006.
     Selling expenses for 2006 were $5,516,300 compared to $5,933,600 for 2005, a decrease of $417,300 or 7.0%. That decrease was comprised of a decrease in freight and brokerage expenses of $271,500, a decrease in salaries and fringe benefits and related travel expense of $192,200 primarily because of staffing changes in 2006 versus 2005, a decrease in depreciation and royalty expense of $127,900 offset by an increase in promotional goods and related expenses of $88,400, an increase in internet and web design costs of $70,000 and by a net increase in other selling expenses, none of which by itself is significant, of $15,900
     General and administrative expenses for 2006 were $3,228,500 compared to $3,462,000 for 2005, a decrease of $233,500 or 6.7%. Of that decrease $201,000 was primarily attributable to a decrease in salaries and fringe benefits resulting from a reduction in salaries and personnel, and a net decrease in other general and administrative expenses of $32,500.
     Interest expense for 2006 was $315,700 versus $194,300 for 2005. Interest expense increased because of higher interest rates and increased borrowing levels. Interest and other income for 2006 was $161,300 which was comprised of $67,100 of gain on sale of assets (that is, the sale of our plastic molding equipment and related machinery in July 2006 as described in our Form 10-Q Report for the quarter ended June 30, 2006) and $94,200 of interest income as compared to $42,300 of interest income for 2005. Interest income consists of interest earned on our cash reserves in 2006 and 2005.
     During 2006 and 2005, expenditures for research and development were not material (under 2% of revenues).

Liquidity and Capital Resources
     On June 28, 2006, we entered into a new loan with a fifteen year amortization with Citywide Banks for $5,156,600 secured by the land, building and fixtures at our Denver, Colorado facilities. This loan replaces the bank loan with Citywide Banks, secured by the facilities, in the principal amount of approximately $1,582,900. Interest on the bank loan (8.0% at December 31, 2006) is at the prime rate as published in The Wall Street Journal, adjusted annually each June. Part of the proceeds of the new loan was used to pay off the prior loan, and the remaining proceeds have been or will be used in business operations, including the development and introduction of new products. This loan requires 180 monthly payments of approximately $49,500, which commenced on July 28, 2006. As did the prior bank loan, the loan agreement contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1. We may not declare any dividends that would result in a violation of either of these covenants. The foregoing requirements were met at the end of 2006.
     In connection with the new loan, we agreed with Citywide Banks to reduce the amount available under our line of credit with Citywide Banks from $1,800,000 to $1,300,000. In August of 2006 we paid off the balance remaining on our line of credit. We chose not to renew the line of credit when it matured on August 8, 2006.
     During 2006, our working capital increased by $891,900, and concomitantly, our current ratio (current assets divided by current liabilities) increased from 1.6:1 at December 31, 2005 to 2.1:1 at December 31, 2006. This increase in working capital is attributable to an increase in long-term debt of $3,937,100, depreciation in excess of capital additions and disposals of $565,500, an increase in common stock and capital in excess of par of $24,600, offset by a net loss in 2006 of $3,586,600, an increase in other assets of $47,900.
     At December 31, 2006, trade accounts receivable were $743,700 versus $1,633,100 at the end of 2005, largely because sales in the quarter ended December 31, 2006 were less than those of the quarter ended December 31, 2005. Accounts payable increased from the end of 2005 through December of 2006 by $84,300. At December, 2006 inventories were $106,800 more than at December 31, 2005, primarily due to an increase in household products inventory, including inventory for our new mold remediation product, to support sales of these products in the upcoming quarters. Prepaid expenses decreased from the end of 2005 by $165,300 primarily due to a decrease in prepaid promotional costs. Accrued payroll and benefits decreased $73,000 from December 31, 2005 to December 31, 2006 primarily because of the timing related to accrued payroll.
     We have no significant capital expenditures planned for 2007 and have no current plans for any external financing, other than our existing bank loan. We expect that our available cash and cash flows from operating activities will fund the next twelve months of operations.
     Our dependence on operating cash flow means that risks involved in our business can significantly affect our liquidity. Any loss of a significant customer, any further decreases in distribution of our skin care or household products, any new competitive products affecting sales levels of our products, or any significant expense not included in our internal budget could result in the need to raise cash, such as through a bank financing. We have no arrangements for any additional external financing of debt or equity, and we are not certain whether any such financing would be available on acceptable terms. In order to improve our operating cash flow, we need to achieve profitability. Please see “Risk Factors” in Item 1 above.

     The following table sets forth our contractual obligations in the aggregate. We have no capital lease obligations, unconditional purchase obligations or other long-term contractual obligations. Our long-term debt interest rate is a variable rate. The table below assumes an 8.00% annual interest rate for our long-term debt.

CONTRACTUAL OBLIGATIONS
	Payments due by Period
		Less than			After
	Total	1-Year	1–3 Years	4–5 Years	5 Years

Long-term debt, including interest	$8,636,000	$595,600	$1,191,100	$1,191,100	$5,658,200

Employee separation agreement	7,000	7,000	—	—	—
Operating lease obligations	161,300	86,100	75,200	—	—

Total Contractual Cash Obligations	$8,804,300	$688,700	$1,266,300	$1,191,100	$5,658,200

Item 7. Financial Statements
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Scott’s Liquid Gold-Inc.
     We have audited the accompanying consolidated balance sheets of Scott’s Liquid Gold-Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scott’s Liquid Gold-Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years ended December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.
/s/ EHRHARDT, KEEFE, STEINER & HOTTMAN P.C.
Denver, Colorado
March 9, 2007

Consolidated Statements of Operations

	Year ended December 31,
	2006	2005
Net sales	$16,143,600	$24,139,200

Operating costs and expenses:
Cost of sales	9,270,000	13,514,500
Advertising	1,558,800	1,275,200
Selling	5,516,300	5,933,600
General and administrative	3,228,500	3,462,000

	19,573,600	24,185,300

Loss from operations	(3,430,000)	(46,100)
Gain on disposal of assets	67,100	—
Interest income	94,200	42,300
Interest expense	(315,700)	(194,300)

Loss before income taxes	(3,584,400)	(198,100)
Income tax expense (Note 5)	(2,200)	—

Net loss	$(3,586,600)	$(198,100)

Net loss per common share (Note 7):
Basic	$(0.34)	$(0.02)

Diluted	$(0.34)	$(0.02)

Weighted average shares outstanding:
Basic	10,510,500	10,484,600

Diluted	10,510,500	10,484,600

     See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$2,804,100	$2,260,700
Investment securities	51,100	51,900
Trade receivables, net of allowance of $62,000 for doubtful accounts	743,700	1,633,100
Other receivables	55,500	55,300
Inventories, net (Note 2)	3,291,400	3,184,600
Prepaid expenses	161,600	326,900

Total current assets	7,107,400	7,512,500
Property, plant and equipment, net (Note 3)	13,159,700	13,725,200
Other assets	59,700	11,800

	$20,326,800	$21,249,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of Credit (Note 4)	$—	$570,000
Accounts payable	1,893,600	1,809,300
Accrued payroll and benefits	866,400	939,400
Other accrued expenses	417,100	391,000
Current maturities of long-term debt (Note 4)	191,600	956,000

Total current liabilities	3,368,700	4,665,700
Long-term debt, net of current maturities (Note 4)	4,875,500	938,400

Total liabilities	8,244,200	5,604,100

Commitments and contingencies (Notes 4, 6, 9 and 10)
Shareholders’ equity (Note 6):
Common stock; $.10 par value, authorized 50,000,000 shares; issued and outstanding 10,533,000 shares (2006), and 10,503,000 shares (2005)	1,053,300	1,050,300
Capital in excess of par	5,015,800	4,994,200
Accumulated comprehensive income	1,100	1,900
Retained earnings	6,012,400	9,599,000

Shareholders’ equity	12,082,600	15,645,400

	$20,326,800	$21,249,500

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

			Capital	Accumulated
Years ended December 31,	Common Stock		in Excess	Comprehensive	Retained	Comprehensive
2006, 2005	Shares	Amount	of Par	Income (loss)	Earnings	Income (loss)

Balance, December 31, 2004	10,471,000	$1,047,100	$4,979,200	$4,200	$9,797,100
Stock purchase for contribution to ESOP(Note 6)	(70,000)	(7,000)	(33,600)	—	—
Stock issued to ESOP Plan (Note 6)	100,000	10,000	47,400	—	—
Stock issued for cash	2,000	200	1,200	—	—
Unrealized loss on investment securities	—	—	—	(2,300)	—	$(2,300)
Net loss	—	—	—	—	(198,100)	(198,100)

Balance, December 31, 2005	10,503,000	1,050,300	4,994,200	1,900	9,599,000
Total comprehensive loss						$(200,400)

Stock purchase for contribution to ESOP(Note 6)	(50,000)	(5,000)	(43,700)	—	—
Stock issued to ESOP Plan (Note 6)	80,000	8,000	65,300	—	—
Unrealized loss on investment securities	—	—	—	(800)	—	$(800)
Net loss	—	—	—	—	(3,586,600)	(3,586,600)

Balance, December 31, 2006	10,533,000	$1,053,300	$5,015,800	$1,100	$6,012,400

Total comprehensive loss						$(3,587,400)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(3,586,600)	$(198,100)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	650,600	670,600
Stock issued to ESOP	73,300	57,400
Gain on sale of assets	(67,100)	—
Change in assets and liabilities:
Trade and other receivables, net	889,200	(211,800)
Inventories, net	(106,800)	(244,300)
Prepaid expenses and other assets	153,600	149,300
Accounts payable and accrued expenses	37,400	(120,200)

Total adjustments to net loss	1,630,200	301,000

Net Cash Provided (Used) by Operating Activities	(1,956,400)	102,900

Cash Flows from Investing Activities:
Purchase of investment securities	—	(248,400)
Proceeds from sale or maturity of investment securities	—	250,000
Proceeds from sale of equipment	93,800	2,100
Purchases of property, plant and equipment	(83,300)	(25,700)

Net Cash Provided (Used) by Investing Activities	10,500	(22,000)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	5,156,600	—
Principal payments on long-term borrowings	(1,983,900)	(915,600)
Loan origination fees and other costs	(64,700)	—
Proceeds (payments) on short-term borrowings, net	(570,000)	(220,000)
Proceeds from issuance of stock	—	1,400
Purchase of stock for contribution to ESOP	(48,700)	(40,600)

Net Cash Provided (Used) by Financing Activities	2,489,300	(1,174,800)

Net Increase (Decrease) in Cash and Cash Equivalents	543,400	(1,093,900)
Cash and Cash Equivalents, beginning of year	2,260,700	3,354,600

Cash and Cash Equivalents, end of year	$2,804,100	2,260,700

Supplemental disclosures:
Cash paid during the year for:
Interest	$319,400	$191,200
Income taxes	$1,100	$1,100
See accompanying notes to consolidated financial statements.

Note 1. Organization and Summary of Significant Accounting Policies
(a) Company Background
     Scott’s Liquid Gold-Inc. (a Colorado corporation) was incorporated on February 15, 1954. Scott’s Liquid Gold-Inc. and its wholly owned subsidiaries (collectively, “we” or “our”) manufacture and market quality household and skin care products, and we fill, package and market our Mold Control 500 product. Since the first quarter of 2001, we have acted as a distributor in the United States of beauty care products contained in individual sachets and manufactured by Montagne Jeunesse. Our business is comprised of two segments, household products and skin care products.
(b) Principles of Consolidation
     Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
(c) Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include, but are not limited to, realizability of deferred tax assets, reserves for slow moving and obsolete inventory, customer returns and allowances, coupon redemptions, and bad debts.
(d) Cash Equivalents
     We consider all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.
(e) Investments in Marketable Securities
     We account for investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities”, which requires that we classify investments in marketable securities according to management’s intended use of such investments. We invest our excess cash and have established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. We consider all investments as available for use in our current operations and, therefore, classify them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, reported net of tax, as a separate component of shareholders’ equity and comprehensive income (loss). The cost of the securities sold is based on the specific identification method. Investments in corporate and government securities as of December 31, 2006, are scheduled to mature within one year.
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
(h) Financial Instruments
     Financial instruments which potentially subject us to concentrations of credit risk include cash and cash equivalents, investments in marketable securities, and trade receivables. We maintain our cash balances in the form of bank demand deposits with financial institutions that management believes are creditworthy. As of the balance sheet date and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. We have no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.
     The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. The fair value of investments in marketable securities is based upon quoted market value. Our long-term debt bears interest at a fixed rate that adjusts annually on the anniversary date to a then prime rate. The carrying value of long-term debt approximates fair value as of December 31, 2006 and December 31, 2005.
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
(j) Income Taxes
     We account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective income tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which related temporary differences become deductible. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

(k) Revenue Recognition
     Revenue is generally recognized upon delivery of products to customers, which is when title passes. Reserves for estimated market development support, pricing allowances and returns are provided in the period of sale as a reduction of revenue. Reserves for returns and allowances are recorded as a reduction of revenue, and are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. At December 31, 2006 and December 31, 2005 approximately $649,000 and $794,000, respectively, had been reserved as a reduction of accounts receivable, and approximately $50,000 and $35,000, respectively, had been reserved as current liabilities. Co-op advertising, marketing funds, slotting fees and coupons are deducted from gross sales and totaled $2,391,300, and $1,916,600 in 2006 and 2005, respectively.
(l) Advertising Costs
     Advertising costs are expensed as incurred.
(m) Stock-based Compensation
     At December 31, 2006, we had four stock-based employee compensation plans. During the first quarter of fiscal 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. No grants occurred in 2006 subsequent to the adoption of SFAS 123R and all outstanding options were fully vested as of December 31, 2005 and December 31, 2006.
     Prior to January 1, 2006, we accounted for the plans described above under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price not less than the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123R, Accounting for Stock-Based Compensation, to stock-based employee compensation was as follows:

Year Ended
December 31, 2005

Net loss, as reported	$(198,100)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (Note 6)	(215,400)

Pro forma net loss	$(413,500)

Loss per share:
Basic and diluted — as reported	$(0.02)

Basic and diluted — pro forma	$(0.04)

(n) Comprehensive Income
     We follow SFAS No. 130, “Reporting Comprehensive Income” which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income includes all changes in equity during a period from non-owner sources.
(o) Operating Costs and Expenses Classification
     Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out and nominal outside warehousing costs as a component of selling expense on the accompanying Consolidated Statement of Operations. Shipping and handling costs totaled $1,482,000 and $1,612,000, for the years ended December 31, 2006 and 2005, respectively.
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
(p) Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007. Adoption of this statement is not expected to materially impact our results of operations or financial position.
     Also in September 2006, the FASB released Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. We do not have such plans therefore the adoption of the provisions of SFAS 158 did not affect our results of operations or financial position.
     The Financial Accounting Standards Board (FASB) has issued Statements of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140” and SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140” — but they will not have a relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

     In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections (SFAS No. 154).” This statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income for the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective in fiscal years beginning after December 15, 2005. Adoption of this statement did not have a material impact on our results of operations or financial position.
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). This Statement amends APB Opinion No. 29 to permit the exchange of nonmonetary assets to be recorded on a carryover basis when the nonmonetary assets do not have commercial substance. This is an exception to the basic measurement principle of measuring a nonmonetary asset exchange at fair value. A nonmonetary asset exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We have not entered into exchanges of nonmonetary assets in the past and do not expect to enter into any nonmonetary assets exchanges in the foreseeable future; however, if we enter into significant nonmonetary asset exchanges in the future, SFAS No. 153 could have a material effect on our consolidated financial position, results of operations or cash flows.
     In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48,) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes”. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109.
     FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as cumulative-effect adjustment recorded to the beginning balance of retained earnings. We do not believe that the adoption of FIN 48 will have a material impact on our financial position.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, which expresses the staff’s views regarding the process of quantifying financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 had no impact on the Company’s financial position, results of operations or cash flows.

Note 2: Inventories
     Inventories, consisting of materials, labor and overhead at December 31 were comprised of the following:

	2006	2005

Finished goods	$2,435,400	$2,149,100
Raw Materials	1,337,200	1,344,500
Inventory reserve for obsolescence	(481,200)	(309,000)

	$3,291,400	$3,184,600

Note 3: Property, Plant and Equipment
     Property, plant and equipment at December 31 were comprised of the following:

	2006	2005

Land	$1,091,500	$1,091,500
Buildings	16,307,000	16,290,000
Production equipment	6,023,000	7,535,400
Office furniture and equipment	1,633,600	1,875,900
Other	181,200	182,000

	25,236,300	26,974,800
Less accumulated depreciation	(12,076,600)	(13,249,600)

	$13,159,700	$13,725,200

     Depreciation expense for the years ended December 31, 2006 and 2005, was $622,100 and $648,000, respectively.

     Note 4: Debt
     We have a term loan agreement in the original amount of $5,156,600 with a commercial bank. The loan agreement with our bank contains affirmative and negative covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1 and limits the payment of dividends on common stock.
     Long-term debt at December 31 is presented below:

	2006	2005

First mortgage loan, secured by land and buildings, due November 20, 2007, principal and interest of $88,300 payable monthly, the interest rate is based on the bank base rate and is adjusted annually in November. This loan was paid off June 28, 2006 with Proceeds from a new mortgage loan (see below)	$—	$1,894,400

First mortgage loan, secured by land and buildings due June 28, 2021, principal and interest of $49,600 payable monthly, the interest rate is based on prime rate as published in the Wall Street Journal and is adjusted annually in June. The interest rate on this loan at December 31, 2006 was 8.0%	5,067,100	—

Less current maturities	191,600	956,000

Long-term debt	$4,875,500	$938,400

     Maturities of long-term debt for the years 2007 through 2011 are $191,600, $206,600, $225,200, $244,100 and $264,700, respectively.
     On August 10, 2005 we obtained a $1,800,000 line of credit from a bank to finance additional inventory and accounts receivable. In connection with the new mortgage loan entered into on June 28, 2006, we agreed with Citywide Banks to reduce the amount available under our line of credit with Citywide Banks from $1,800,000 to $1,300,000. In August of 2006, we paid off the balance remaining on our line of credit. We chose not renew the line of credit when it matured on August 8, 2006.

Note 5: Income Taxes
     The provision for income tax for the years ended December 31 is as follows:

	2006	2005

Current provision (benefit):
Federal	$—	$—
State	2,200	—

Total current provision (benefit)	2,200	—

Deferred provision (benefit):
Federal	(1,234,800)	(181,700)
State	(111,700)	(14,000)
Valuation allowance	1,346,500	195,700

Total deferred provision (benefit)	—	—

Provision (benefit):
Federal	—	—
State	2,200	—

Total provision (benefit)	$2,200	$—

     Income tax expense (benefit) at the statutory tax rate is reconciled to the overall income tax expense (benefit) as follows:

	2006	2005

Federal income tax at statutory rates	$(1,219,400)	$(67,300)
State income taxes, net of federal tax effect	(109,600)	(6,000)
Other	(15,300)	(122,400)

Total	(1,344,300)	(195,700)
Change in valuation allowance	1,346,500	195,700

Provision for income taxes	$2,200	$—

     Deferred income taxes are based on estimated future tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes given the provision of enacted tax laws. The net deferred tax assets and liabilities as of December 31, 2006 and 2005 are comprised of the following:

	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$2,440,300	$1,211,900
Tax credit and other carryforwards	177,600	163,400
Trade receivables	23,000	23,000
Inventories	154,300	103,300
Accrued vacation	252,000	268,700
Accrued payroll	2,600	3,700
Other	800	1,500

Total deferred tax assets	3,050,600	1,775,500

Deferred tax liability:
Accelerated depreciation for tax purposes	(1,004,500)	(1,075,900)

Total deferred tax liabilities	(1,004,500)	(1,075,900)

Net deferred tax asset, before allowance	2,046,100	699,600
Valuation allowance	(2,046,100)	(699,600)

Net deferred tax asset	$—	$—

     At December 31, 2006, we had federal net operating loss carryforwards of approximately $6,000,050 and federal tax credit carryforwards related to research and development efforts of approximately $177,600, both of which expire over a period ending in 2026. State tax loss carryforwards at December 31, 2006 are approximately $12,500,000 expiring over a period ending in 2026.
     A valuation allowance was established due mainly to the uncertainty relating to the future utilization of net operating loss carryforwards. The valuation allowance was further increased by $1,346,500 and $195,700 for 2006 and 2005, respectively, primarily related to uncertainty as to realization of our operating losses and tax credits for these years. The amount of the deferred tax assets considered realizable could be adjusted in the future based upon changes in circumstances that result in a change in our assessment of our ability to realize those deferred tax assets through the generation of taxable income or other tax events.

Note 6: Shareholders’ Equity
     In 1993, a non-qualified stock option plan was adopted for the outside directors and in 1997, an incentive stock option plan was adopted for our employees. The 1993 plan expired in January of 2003, and accordingly no shares are available for option under that plan. In 1998 and 2005, stock option plans for our employees, officers and directors were adopted. All of the plans permitted us to grant options up to an aggregate of 2,400,000 shares of common stock. Options are granted at not less than fair market value of the stock on the date of grant and are exercisable for up to ten years from the grant date. All options granted through 2006 have been vested on the date of grant.

	1993 Plan		1997 Plan		1998 Plan		2005 Plan
		Average		Average		Average		Average
		Option		Option		Option		Option
	Number	Price	Number	Price	Number	Price	Number	Price
	of	Per	of	Per	of	Per	of	Per
	Shares	Share	Shares	Share	Shares	Share	Shares	Share

Maximum number of shares under the plans	400,000		300,000		1,100,000		600,000

Outstanding, December 31, 2004	130,000	$0.65	60,000	$0.60	925,500	$0.63	—	$—
Granted in 2005	—	—	130,000	0.55	423,600	0.79	405,000	0.59
Exercised	—	—	—	—	(2,000)	0.69	—	—
Cancelled/ Expired	(30,000)	0.94	(10,000)	0.97	(350,500)	0.70	(1,000)	0.54

Outstanding, December 31, 2005	100,000	$0.57	180,000	0.55	996,600	0.67	404,000	0.59
Granted in 2006	—	—	—	—	—	—	—	—
Exercised	—	—	—	—	—	—	—	—
Cancelled/ Expired	—	—	(7,000)	0.69	(16,500)	0.84	(11,000)	0.54

Outstanding December 31, 2006	100,000	$0.57	173,000	$0.54	980,100	$0.67	393,000	$0.59

Available for issuance, December 31, 2006	—		127,000		117,900		207,000

     A summary of additional information related to the options outstanding as of December 31, 2006 is as follows:

	Options Outstanding and Exercisable
		Weighted Average
	Number	Remaining	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price

$0.46—$0.97	1,627,700	2.6 years	$0.63
$1.06	18,400	3.9 years	$1.06

Total	1,646,100	2.7 years	$0.63
     The weighted average fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions at December 31. No options were granted in 2006:

2005
Dividend rate	$—
Expected volatility	64%
Risk-free interest rate	4.33%
Expected life	4.5 years

     Using these assumptions, the fair value of the stock options granted in 2005 were estimated to be approximately $215,400, net of income taxes.
     Subsequent to year-end, on February 27, 2007 483,750 five-year options were granted to Directors, Officers, and employees at $0.82 per share. These options will vest over four years or upon a change in control.
     We have an Employee Stock Ownership Plan (“Plan”) to provide retirement benefits for our employees. The Plan is designed to invest primarily in our common stock and is non-contributory on the part of our employees. Contributions to the Plan are discretionary as determined by our Board of Directors. We expense the cost of contributions to the Plan which amounted to $73,400 (80,000 shares) and $57,400 (100,000 shares), in 2006 and 2005, respectively. In 2006 and 2005, from authorized and unissued shares, we issued and contributed 30,000 shares of our common stock to the Plan. Additionally in 2006 and 2005, we purchased 50,000 shares and 70,000 shares, respectively from a former officer at the then market price for contribution to the Plan.
Note 7: Earnings per Share
     We present basic and diluted earnings or loss per share in accordance with SFAS No. 128 “Earnings per Share” which establishes standards for computing and presenting basic and diluted earnings per share. Per share data is determined by using the weighted average number of common shares outstanding. Common equivalent shares are considered only for diluted earnings per share, unless considered anti-dilutive (as in the years 2006 and 2005). Common equivalent shares, determined using the treasury stock method, result from stock options with exercise prices that are below the average market price of the common stock. A reconciliation of the weighted average number of common shares outstanding is as follows:

	2006	2005

Common shares outstanding, beginning of the year	10,503,000	10,471,000
Common stock issued	—	—
Stock issued to ESOP	30,000	30,000
Stock options exercised	—	2,000

Common shares outstanding, end of year	10,533,000	10,503,000

Weighted average number of common shares outstanding	10,510,500	10,484,600
Common share equivalents	—	—

Diluted weighted average number of common shares outstanding	10,510,500	10,484,600

     We have authorized 20,000,000 shares of preferred stock issuable in one or more series, none of which is issued or outstanding as of December 31, 2006.
     At December 31, 2006, we had 1,646,100 stock options outstanding which have been excluded from diluted common shares outstanding due to their antidilutive effect.
Note 8: Segment Information
     We operate in two different segments: household products and skin care products. Our products are sold nationally and internationally (primarily Canada), directly and through independent brokers, to mass merchandisers, drug stores, supermarkets, wholesale distributors and other retail outlets. Management has chosen to organize our business around these segments based on differences in the products sold. The household products segment includes “Scott’s Liquid Gold” for wood, a wood cleaner which preserves as it cleans, Mold Control 500, a mold remediation product, and “Touch of Scent,” a room air freshener. The skin care segment includes “Alpha Hydrox,” alpha hydroxy acid cleansers and lotions, a retinol product, and “Diabetic Skin Care”, a healing cream and moisturizer developed to address skin conditions of diabetics, and beauty care sachets of Montagne Jeunesse distributed by us.
     Accounting policies for our segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.” Our Management evaluates segment performance based on segment income or loss before profit sharing, bonuses, income taxes and nonrecurring gains and losses. The following provides information on our segments as of and for the years ended December 31:

	2006		2005
	Household	Skin Care	Household	Skin Care
	Products	Products	Products	Products
Net sales to external customers	$8,579,900	$7,563,700	$8,395,100	$15,744,100
Loss before profit sharing, bonuses and income taxes	$(776,800)	$(2,807,600)	$(871,400)	$673,300
Identifiable assets	$3,685,600	$5,185,900	$3,253,500	$6,940,400
The following is a reconciliation of segment information to consolidated information:

	2006	2005

Net sales to external customers	$16,143,600	$24,139,200

Loss before profit sharing, bonuses and income taxes	$(3,584,400)	$(198,100)

Consolidated loss before income taxes	$(3,584,400)	$(198,100)

Identifiable assets	$8,871,500	$10,193,900
Corporate assets	11,455,300	11,055,600

Consolidated total assets	$20,326,800	$21,249,500

     We attribute our net sales to different geographic areas based on the location of the customer. All of our long-lived assets are located in the United States. For the year ended December 31, revenues for each geographical area are as follows:

	2006	2005

United States	$15,916,900	$23,946,300
Foreign countries	226,700	192,900

Total net sales	$16,143,600	$24,139,200

     In 2006 and 2005, one customer accounted for approximately $4,800,000 and $7,000,000, respectively, of consolidated net sales. Both segments sell to this customer. This customer is not related to us. The outstanding trade receivable from this same customer accounted for 21.6% and 19.8% of total trade receivables at December 31, 2006 and 2005, respectively. Another customer accounted for approximately $1,500,000 and $3,200,000 of consolidated net sales in 2006 and 2005 respectively; and, the outstanding trade receivables from this customer accounted for 6.7% and 14.0% of total trade receivables at December 31, 2006 and 2005, respectively. A loss of these customers could have a material adverse effect on us because it is uncertain whether our consumer base served by these customers would purchase our products at other retail outlets. No long-term contracts exist between us and these customers or any other customer.

Note 9: Retirement Plans
     We have a 401(k) Profit Sharing Plan (“401(k) Plan”) covering our full-time employees who have completed four months of service as defined in the 401(k) Plan, and are age 18 or older. Participants may defer up to 75% of their compensation up to the maximum limit determined by law. We may make discretionary “matching” contributions up to a maximum of 6% of each participant’s compensation, but only for those employees earning no more than $35,000 annually. Additionally, we can make discretionary “profit sharing” contributions to eligible employees. Participants are always fully vested in their contributions, matching contributions and allocated earnings thereon. Vesting in our profit sharing contribution is based on years of service, with a participant fully vested after five years. Our Company matching contributions totaled $7,100 and $11,000, in 2006 and 2005, respectively. We have made no discretionary profit sharing contributions in 2006 and 2005.
Note 10: Commitments and Contingencies
     We have entered into various operating lease agreements, primarily for office equipment. Annual rental expense under these leases totaled $85,900 and $89,800, in 2006 and 2005, respectively. Minimum annual rental payments under noncancellable operating leases are approximately $86,100, $62,900, and $12,300, for the years ending December 31, 2007, 2008, and 2009, respectively.
     We are subject to incidental litigation in the ordinary course of our business. We expect that no pending legal proceeding will have a material adverse effect on us.
Note 11. Transactions with Related Parties
     In 2001, we commenced purchases of the skin care sachets from Montagne Jeunesse under a distributorship agreement covering the United States. Montagne Jeunesse is the sole supplier of that product. Sales of these products represent a significant source of our revenues. On May 4, 2005, our wholly-owned subsidiary, Neoteric Cosmetics, Inc. (“Neoteric”), entered into a new distribution agreement with Montagne Jeunesse International Ltd (“Montagne Jeunesse”) covering our distribution of Montagne Jeunesse products. It replaces a distribution agreement in effect since 2000. In the new agreement, Montagne Jeunesse appoints Neoteric as its exclusive distributor to market and distribute Montagne Jeunesse products in the United States of America. The appointment is for a period of 18 months, commencing May 3, 2005, and continues in force until terminated by either party by giving to the other party no less than three months’ notice in writing of a termination at the end of the initial term of 18 months or any time after the initial term. The principal and controlling owner of Montagne Jeunesse is the managing director and sole owner of Atchinson Investments, Ltd., which owned, to our knowledge, in 2005 more than 5% of our outstanding common stock; to the best of our knowledge, at March 1, 2007, he owned beneficially less than 5.0% of our outstanding common stock.
     We adopted a bonus plan for our executive officers for 2006. The plan provided that an amount would be distributed to our executive officers equal to 10% of the annual before tax profit exceeding $1,000,000, excluding items that are infrequent, unusual, or extraordinary. In 2006 and 2005, no bonuses were accrued or paid due to net losses. We have adopted substantially the same plan for our executive officers in 2007.

Note 12. Valuation and Qualifying Accounts (in thousands)

	Balance at	Additions		Balance
	beginning of	charged to		at end
	year	expense	Deductions	of year
Year ended December 31, 2005
Returns and allowances, market development support and doubtful accounts reserve	$945,600	3,387,100	3,476,700	$856,000
Inventory valuation reserve	$309,000	16,700	16,700	$309,000

Year ended December 31, 2006
Returns and allowances, market development support and doubtful accounts reserve	$856,000	3,457,800	3,602,800	$711,000
Inventory reserve for obsolescence	$309,000	185,000	12,900	$481,100

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.

Item 8A.	Controls and Procedures.
     As of December 31, 2006, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms as of December 31, 2006. There was no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information
     None.
PART III
     For Part III, except Item 13, Exhibits, the information set forth in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held in May, 2007, hereby is incorporated by reference into this Report.

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Item 10.	Executive Compensation.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Item 13.	Exhibits.
(c) Exhibits:

Exhibit Number	Document
3.1	Restated Articles of Incorporation, as amended and restated through May 1, 1996, incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended December 31, 2001.

3.2	Bylaws, as amended through February 27, 1996, incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K for the year ended December 31, 2004.

4.1	Change in Terms Agreement with Citywide Banks, dated June 28, 2006, between us and Citywide Banks, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 30, 2006.

4.2	Business Loan Agreement, dated June 28, 2006, between us and Citywide Banks, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 30, 2006.

4.3	Addendum to Loan Documents, dated June 28, 2006, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on June 30, 2006.

4.4	Promissory Note dated June 7, 2006 by us to Citywide Banks; Deed of Trust dated June 7, 2006 among us, Citywide Banks and the Public Trustee of the City and County of Denver, Colorado; Assignment of Rents dated June 7, 2006 between us and Citywide Banks; letter agreement dated June 7, 2006 regarding the change in the amount under the existing bank line of credit with Citywide Banks, incorporated by reference to Exhibit 10.0 of our Current Report on Form 8-K filed on June 12, 2006.

10.1*	Scott’s Liquid Gold-Inc. Health and Accident Plan, Plan Document and Summary Plan Description Amended and Restated Effective October 1, 2003 incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the year ended December 31, 2004.

10.2	Scott’s Liquid Gold & Affiliated Companies Employee Benefit Health And Welfare Plan Amendment #1-2004 incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K for the year ended December 31, 2004.

10.3*	2007 Key Executive Bonus Plan.

Exhibit Number	Document
10.4*	Indemnification Agreement dated May 6, 1987, between the Registrant and Mark E. Goldstein, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement dated December 23, 1991, between the Registrant and Dennis H. Field, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; Amendment to Indemnification Agreement dated January 17, 1992, between the Registrant and Dennis H. Field, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated July 12, 2000, between us and Jeffrey R. Hinkle, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated August 16, 2000, between us and Carl A. Bellini, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated November 2, 2000, between us and Jeffry B. Johnson, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated November 20, 2002 between us and Dennis P. Passantino, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; and, Indemnification Agreement, dated January 26, 2004 between us and Gerald J. Laber, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2003.

10.5	Agreement dated as of May 3, 2005 between Montagne Jeunesse International Ltd. and Neoteric Cosmetics, Inc., incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.6*	Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan and Trust Agreement, Amended and Restated Effective January 1, 2001, incorporated by reference to Exhibit 10.6 of our Annual Report on Form 10-K for the year ended December 31, 2001; and Second Amendment to Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan, effective as of January 1, 2003, incorporated by reference to Exhibit 10.6 of our annual Report on Form 10-K for the year ended December 31, 2003.

10.7	Third Amendment to Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan, effective March 28, 2005, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.8*	Scott’s Liquid Gold-Inc. 1993 Stock Option Plan for Outside Directors, incorporated by reference to Exhibit 4.7 of our Registration Statement No. 33-63254 on Form S-8, filed with the Commission on May 25, 1993.

10.9*	Scott’s Liquid Gold-Inc. 1998 Stock Option Plan, incorporated by reference to Exhibit 4.3 of our Registration Statement No. 333-51710, filed with the Commission on December 12, 2000.

10.10*	Scott’s Liquid Gold-Inc. 2005 Stock Incentive Plan, incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-126028 filed with the Commission on June 22, 2005.

Exhibit Number	Document
10.11	Product Development, Production and Marketing Agreement with Modec, Inc. dated April 4, 2006, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.12	Form of Lease for Keltec Dispensing Systems USA, Inc., incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.13	Supply Agreement dated as of March 28, 2006 between us and Keltec Dispensing Systems USA, Inc., incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.**

10.14	Second Amendment to September 1, 2000 License Agreement between Neoteric Cosmetics, Inc. and TriStrata Technology, Inc., incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.**

10.15	License Agreement dated as of September 1, 2000 between TriStrata Technology, Inc. and Neoteric Cosmetics, Inc., , incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.**

21	List of Subsidiaries.

23	Consent of Ehrhardt, Keefe, Steiner & Hottman PC.

24	Powers of Attorney.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification.

*	Management contract or compensatory plan or arrangement

**	This Agreement is currently subject to a Confidential Treatment Request with the Securities and Exchange Commission.

Item 14.	Principal Accountant Fees and Services.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOTT’S LIQUID GOLD-INC., a Colorado corporation
By:	/s/ Mark E. Goldstein
Mark E. Goldstein, President and Chief
Executive Officer Principal Executive Officer

By:	/s/ Jeffry B. Johnson
Jeffry B. Johnson, Treasurer and
Chief Financial Officer Principal Financial Officer

By:	/s/ Brian L. Boberick, Controller
Brian L. Boberick, Controller

Date: March 14, 2007

     In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title		Signature
March 14, 2007	Mark E. Goldstein, Director,	)
	President and Chief	)
	Executive Officer	)
)
March 14, 2007	Jeffrey R. Hinkle, Director	)
		)	/s/ Jeffry B. Johnson
March 14, 2007	Jeffry B. Johnson, Director, Treasurer and Chief Financial Officer	) ) ) ) ) )	Jeffry B. Johnson, for himself and as Attorney-in-Fact for the named directors who together constitute all of the members of the Board of Directors and for the named officers
)
March 14, 2007	Dennis P. Passantino, Director	)
)
March 14, 2007	Carl A. Bellini, Director	)
)
March 14, 2007	Dennis H. Field, Director	)
)
March 14, 2007	Gerald J. Laber, Director	)
)
March 14, 2007	Brian L. Boberick, Controller	)

EXHIBIT INDEX

Exhibit Number	Document
3.1	Restated Articles of Incorporation, as amended and restated through May 1, 1996, incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended December 31, 2001.

3.2	Bylaws, as amended through February 27, 1996, incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K for the year ended December 31, 2004.

4.1	Change in Terms Agreement with Citywide Banks, dated June 28, 2006, between us and Citywide Banks, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 30, 2006.

4.2	Business Loan Agreement, dated June 28, 2006, between us and Citywide Banks, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 30, 2006.

4.3	Addendum to Loan Documents, dated June 28, 2006, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on June 30, 2006.

4.4	Promissory Note dated June 7, 2006 by us to Citywide Banks; Deed of Trust dated June 7, 2006 among us, Citywide Banks and the Public Trustee of the City and County of Denver, Colorado; Assignment of Rents dated June 7, 2006 between us and Citywide Banks; letter agreement dated June 7, 2006 regarding the change in the amount under the existing bank line of credit with Citywide Banks, incorporated by reference to Exhibit 10.0 of our Current Report on Form 8-K filed on June 12, 2006.

10.1*	Scott’s Liquid Gold-Inc. Health and Accident Plan, Plan Document and Summary Plan Description Amended and Restated Effective October 1, 2003 incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the year ended December 31, 2004.

10.2	Scott’s Liquid Gold & Affiliated Companies Employee Benefit Health And Welfare Plan Amendment #1-2004 incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K for the year ended December 31, 2004.

10.3*	2007 Key Executive Bonus Plan.

Exhibit Number	Document
10.4*	Indemnification Agreement dated May 6, 1987, between the Registrant and Mark E. Goldstein, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement dated December 23, 1991, between the Registrant and Dennis H. Field, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; Amendment to Indemnification Agreement dated January 17, 1992, between the Registrant and Dennis H. Field, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated July 12, 2000, between us and Jeffrey R. Hinkle, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated August 16, 2000, between us and Carl A. Bellini, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated November 2, 2000, between us and Jeffry B. Johnson, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated November 20, 2002 between us and Dennis P. Passantino, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; and, Indemnification Agreement, dated January 26, 2004 between us and Gerald J. Laber, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2003.

10.5	Agreement dated as of May 3, 2005 between Montagne Jeunesse International Ltd. and Neoteric Cosmetics, Inc., incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.6*	Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan and Trust Agreement, Amended and Restated Effective January 1, 2001, incorporated by reference to Exhibit 10.6 of our Annual Report on Form 10-K for the year ended December 31, 2001; and Second Amendment to Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan, effective as of January 1, 2003, incorporated by reference to Exhibit 10.6 of our annual Report on Form 10-K for the year ended December 31, 2003.

10.7	Third Amendment to Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan, effective March 28, 2005, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.8*	Scott’s Liquid Gold-Inc. 1993 Stock Option Plan for Outside Directors, incorporated by reference to Exhibit 4.7 of our Registration Statement No. 33-63254 on Form S-8, filed with the Commission on May 25, 1993.

10.9*	Scott’s Liquid Gold-Inc. 1998 Stock Option Plan, incorporated by reference to Exhibit 4.3 of our Registration Statement No. 333-51710, filed with the Commission on December 12, 2000.

10.10*	Scott’s Liquid Gold-Inc. 2005 Stock Incentive Plan, incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-126028 filed with the Commission on June 22, 2005.

Exhibit Number	Document
10.11	Product Development, Production and Marketing Agreement with Modec, Inc. dated April 4, 2006, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.12	Form of Lease for Keltec Dispensing Systems USA, Inc., incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.13	Supply Agreement dated as of March 28, 2006 between us and Keltec Dispensing Systems USA, Inc., incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.**

10.14	Second Amendment to September 1, 2000 License Agreement between Neoteric Cosmetics, Inc. and TriStrata Technology, Inc., incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.**

10.15	License Agreement dated as of September 1, 2000 between TriStrata Technology, Inc. and Neoteric Cosmetics, Inc., , incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.**

21	List of Subsidiaries.

23	Consent of Ehrhardt, Keefe, Steiner & Hottman PC.

24	Powers of Attorney.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification.

*	Management contract or compensatory plan or arrangement

**	This Agreement is currently subject to a Confidential Treatment Request with the Securities and Exchange Commission.