Form 10QSB
period 2007-05-04
SCOTTS LIQUID GOLD INC
filed 2007-05-04
CIK 88000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
March 31, 2007


Commission File No. 001-13458


SCOTT'S LIQUID GOLD-INC.
4880 Havana Street
Denver, CO  80239
Phone:  303-373-4860

       Colorado                                       84-0920811
State of Incorporation                             I.R.S. Employer
                                                  Identification No.

	Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes [X]  No  [ ]

	Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12-B-2 of the Exchange Act).    Yes [ ]   No [X]

	As of March 31, 2007, the Registrant had 10,533,000 of its $0.10 par value common stock outstanding.

















PART I	FINANCIAL INFORMATION

Item 1.		Financial Statements

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

                                          Three Months Ended
                                               March 31,
                                           2007          2006
                                       -----------   -----------
Net sales                              $ 4,175,800   $ 4,155,800
                                       -----------   -----------
Operating costs and expenses:
   Cost of Sales                         2,346,500     2,243,500
   Advertising                             112,300       593,700
   Selling                               1,255,400     1,425,500
   General and administrative              814,100       912,100
                                       -----------   -----------
                                         4,528,300     5,174,800
                                       -----------   -----------

Loss from operations                      (352,500)   (1,019,000)
Interest income                             24,200        12,600
Interest expense                          (103,900)      (41,300)
                                       -----------   -----------
                                          (432,200)   (1,047,700)
Income tax expense (benefit)                  -             -
                                       -----------   -----------
Net loss                               $  (432,200)  $(1,047,700)
                                       ===========   ===========

Net loss per common share (Note 2):
   Basic and Diluted                   $     (0.04)  $     (0.10)
                                       ===========   ===========

Weighted average shares outstanding:
   Basic and Diluted                    10,533,000    10,503,000
                                       ===========   ===========


















SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Balance Sheets

                                            March 31,    December 31,
                                              2007           2006
                                          ------------   ------------
                                          (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents              $ 2,028,200    $ 2,804,100
   Investment securities                       50,900         51,100
   Trade receivables, net of allowance
    for doubtful accounts of $61,700 and
    $62,000, respectively                   1,407,300        743,700
   Other receivables                           42,000         55,500
   Inventories, net                         3,459,800      3,291,400
   Prepaid expenses                           129,800        161,600
                                          -----------    -----------
     Total current assets                   7,118,000      7,107,400
Property, plant and equipment, net         13,000,700     13,159,700

Other assets                                   58,600         59,700
                                          -----------    -----------
          TOTAL ASSETS                    $20,177,300    $20,326,800
                                          ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current  liabilities:
   Accounts payable                       $ 2,267,800    $ 1,893,600
   Accrued payroll and benefits               863,400        866,400
   Other accrued expenses                     372,700        417,100
   Current maturities of long-term debt       194,400        191,600
                                          -----------    -----------
      Total current liabilities             3,698,300      3,368,700

Long-term debt, net of current maturities   4,824,800      4,875,500
                                          -----------    -----------
                                            8,523,100      8,244,200

Commitments and contingencies
Shareholders' equity:
   Common stock; $.10 par value, authorized
     50,000,000 shares; issued and
     outstanding 10,533,000 shares          1,053,300      1,053,300
   Capital in excess of par                 5,019,800      5,015,800
   Accumulated comprehensive income               900          1,100
   Retained earnings                        5,580,200      6,012,400
                                          -----------    -----------
      Shareholders' equity                 11,654,200     12,082,600
                                          -----------    -----------

   TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $20,177,300    $20,326,800
                                          ===========    ===========



SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                ---------------------------
                                                     2007          2006
                                                 -----------   -----------
Cash flows from operating activities:
Net loss                                         $  (432,200)  $(1,047,700)
                                                 -----------   -----------
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
      Depreciation and amortization                  161,600       175,800
      Stock issued to ESOP                              -           48,700
      Stock options granted                            4,000          -
      Changes in assets and liabilities:
         Trade and other receivables, net           (650,100)      633,300
         Inventories                                (168,400)     (628,200)
         Prepaid expenses and
          other assets                                31,800      (144,400)
         Accounts payable and
          accrued expenses                           326,800       645,400
                                                 -----------   -----------
         Total adjustments to net loss              (294,300)      730,600
                                                 -----------   -----------
               Net Cash Used by
                Operating Activities                (726,500)     (317,100)
                                                 -----------   -----------

Cash flows from investing activities:
    Purchase of property, plant & equipment           (1,500)      (28,700)
                                                 -----------   -----------
               Net Cash Used by
                Investing Activities                  (1,500)      (28,700)
                                                 -----------   -----------

Cash flows from financing activities:
    Short-term borrowings (payments), net               -          300,000
    Purchase of stock for contribution
     to ESOP                                            -          (48,700)
    Principal payments on
     long-term borrowings                            (47,900)     (233,200)
                                                 -----------   -----------
               Net Cash Provided (Used)
                by Financing Activities              (47,900)       18,100
                                                  ----------   -----------
Net Decrease in Cash and  Cash Equivalents          (775,900)     (327,700)

Cash and Cash Equivalents,  beginning of period    2,804,100     2,260,700
                                                 -----------   -----------
Cash and Cash Equivalents,  end of period        $ 2,028,200   $ 1,933,000
                                                 ===========   ===========

Supplemental disclosures:
    Cash Paid during period for:
      Interest                                  $   104,000    $    41,300
                                                ===========    ===========
      Income taxes                              $       900    $     1,100
                                                ===========    ===========

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 1.	Summary of Significant Accounting Policies

(a)	Company Background
	Scott's Liquid Gold-Inc. (a Colorado corporation) was incorporated on February 15, 1954. Scott's Liquid Gold-Inc. and its wholly owned subsidiaries (collectively, "we" or "our") manufacture and market quality household and skin care products, and we fill, package and market our Mold
Control 500 product.   Since the first quarter of 2001, we have acted as a
distributor in the United States of beauty care products contained in individual sachets and manufactured by Montagne Jeunesse. Our business is comprised of two segments, household products and skin care products.

(b)	Principles of Consolidation
	Our consolidated financial statements include our accounts and those of our subsidiaries. All intercompany accounts and transactions have been eliminated.

(c)	Use of Estimates
	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include, but are not limited to, realizability of deferred tax assets, reserves for slow moving and obsolete inventory, customer returns, coupon redemptions and allowances, and bad debts.

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

	Inventories were comprised of the following at:

                              March 31, 2007      December 31, 2006
                              --------------      -----------------
      Finished goods           $ 2,546,100           $ 2,435,400
      Raw materials              1,360,900             1,337,200
      Inventory reserve
       for obsolescence           (447,200)             (481,200)
                               -----------           -----------
                               $ 3,459,800           $ 3,291,400
                               ===========           ===========

(g)	Property, Plant and Equipment
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

	The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. The fair value of investments in marketable securities is based upon quoted market value. Our long-term debt bears interest at a fixed rate that adjusts annually on the anniversary date to a then prime rate. The carrying value of long-term debt approximates fair value as of March 31, 2007 and December 31, 2006.

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
	Revenue is generally recognized upon delivery of products to customers, which is when title passes. Reserves for estimated market development support, pricing allowances and returns are provided in the period of sale as a reduction of revenue. Reserves for returns and allowances are recorded as a reduction of revenue, and are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. At March 31, 2007 and December 31, 2006 approximately $705,000 and $649,000, respectively, had been reserved as a reduction of accounts receivable, and approximately $55,000 and $50,000, respectively, had been reserved as current liabilities. Co-op advertising, marketing funds, slotting fees and coupons are deducted from gross sales and totaled $659,100, and $630,100 at March 31, 2007 and 2006, respectively.

(l)	Advertising Costs
	We expense advertising costs as incurred.

(m)	Stock-based Compensation
	At March 31, 2007, we had four stock-based employee compensation plans. During the first quarter of fiscal 2007, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 123-revised 2004 ("SFAS 123R"), "Share-Based Payment" which replaced Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. No grants occurred in 2006 subsequent to the adoption of SFAS 123R and all outstanding options granted prior to December 31, 2006 were fully vested as of December 31, 2006.

	Prior to January 1, 2006, we accounted for the plans described above under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income prior to January 1, 2006, as all options granted under those plans had an exercise price not less than the market value of the underlying common stock on the date of grant.

	We granted 448,550 options for shares of our common stock (268,550 to employees and 180,000 to non-employee directors) during the first quarter of 2007. The options which vest ratably over forty-eight months, or upon a change in control, and which expire after five years, were granted at or above the market value of $0.82 as of the date of grant.

	The weighted average fair market value of the options granted of $0.42 was estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions.

                             Three Months Ended
                               March 31, 2007
                             ------------------
Expected life of options           4.5 years
Risk-free interest rate            4.46%
Expected volatility of stock        58%
Expected dividend rate             None

	Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) under SFAS 123R was $3,900 in the three months ended March 31, 2007. Approximately $186,200 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next forty-seven months. In accordance with SFAS 123R, there was no tax benefit from recording the non-cash expense as relates to the options granted to employees as these were qualified stock options which are not normally tax deductible. With respect to the non-cash expense associated with the options granted to the non-employee directors, no tax benefit was recognized due to the existence of as yet unutilized net operating losses. At such time as these operating losses have been utilized and a tax benefit is realized from the issuance of non-qualified stock options, a corresponding tax benefit may be recognized.

(n)	Comprehensive Income
	We follow SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income includes all changes in equity during a period from non-owner sources.

	The following table is a reconciliation of our net loss to our total comprehensive loss for the quarters ended March 31, 2007 and 2006:

                               2007              2006
                           -----------       -----------
Net loss                   $  (432,200)      $(1,047,700)
Unrealized gain (loss) on
 investment securities            (200)             (500)
                           -----------       -----------
Comprehensive loss         $  (432,400)      $(1,048,200)
                           ===========       ===========

(o)	Operating Costs and Expenses Classification
	Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out and nominal outside warehousing costs as a component of selling expense on the accompanying Consolidated Statement of Operations. Shipping and handling costs totaled $345,000 and $387,700 for the quarters ended March 31, 2007 and 2006, respectively.

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

	In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48,) "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes". FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to FASB Statement
No. 109.

	FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as cumulative-effect adjustment recorded to the beginning balance of retained earnings.
The adoption of FIN 48 did not have a material impact on our financial position.

Note 2.	Basis of Preparation of Financial Statements

	We have prepared these unaudited interim consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal recurring nature. These interim financial statements should be read in conjunction with our financial statements included in our 2006 Annual Report on Form 10-KSB.

Note 3.	Earnings per Share

	Per share data was determined by using the weighted average number of common shares outstanding. Potentially dilutive securities, including stock options, are considered only for diluted earnings per share, unless considered anti-dilutive. The potentially dilutive securities, which are comprised of outstanding stock options of 1,944,650 and 1,680,600 at March 31, 2007 and 2006, were excluded from the computation of weighted average shares outstanding due to their anti-dilutive effect.

	A reconciliation of the weighted average number of common shares outstanding for the three months ended March 31 follows:

                                            2007         2006
                                         ----------   ----------
Common shares outstanding,
  beginning of the year                  10,533,000   10,503,000
Stock options exercised                        -            -
                                         ----------   ----------
Weighted average number of
 common shares outstanding               10,533,000   10,503,000

Dilutive effect of common share
equivalents                                    -           -
                                         ----------   ----------
Diluted weighted average number
 of common shares outstanding            10,533,000   10,503,000
                                         ==========   ==========

	At March 31, 2007, there were authorized 50,000,000 shares of our $.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series. None of the preferred stock was issued or outstanding at March 31, 2007.

Note 4.	Segment Information

	We operate in two different segments: household products and skin care products. Our products are sold nationally and internationally (primarily Canada), directly and through independent brokers, to mass merchandisers, drug stores, supermarkets, wholesale distributors and other retail outlets. Management has chosen to organize our business around these segments based on differences in the products sold. The household products segment includes "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, Mold Control 500, a mold remediation product, and "Touch of Scent," a room air freshener. The skin care segment includes "Alpha Hydrox," alpha hydroxy acid cleansers and lotions; a retinol product; "Diabetic Skin Care", a healing cream and moisturizer developed to address skin conditions of diabetics; and beauty care sachets of Montagne Jeunesse distributed by us.

	The following provides information on our segments for the three months ended March 31:

                                2007                      2006
                       -----------------------  ------------------------
                       Household    Skin Care    Household    Skin Care
                       Products     Products     Products     Products
                      -----------  -----------  -----------  -----------
Net sales to
 external customers   $ 2,305,500  $ 1,870,300  $ 2,065,000  $ 2,090,800
                      ===========  ===========  ===========  ===========
Income (loss) before
 profit sharing,
 bonuses and
 income taxes         $    60,300  $  (492,500) $  (327,100) $  (720,600)
                      ===========  ===========  ===========  ===========
Identifiable assets   $ 3,599,000  $ 5,978,600  $ 3,660,700  $ 6,401,800
                      ===========  ===========  ===========  ===========

	The following is a reconciliation of segment information to consolidated information for the three months ended March 31:

                                               2007          2006
                                           ------------  -----------
Net sales to external customers            $ 4,175,800   $ 4,155,800
                                           ===========   ===========
Loss before profit sharing,
  bonuses and income taxes                 $  (432,200)  $(1,047,700)
                                           ===========   ===========
Identifiable assets                        $ 9,577,600   $10,062,500
Corporate assets                            10,599,700    10,851,000
                                           -----------   -----------
Consolidated total assets                  $20,177,300   $20,913,500
                                           ===========   ===========

	Corporate assets noted above are comprised primarily of our cash and investments, and property and equipment not directly associated with the manufacturing, warehousing, shipping and receiving activities.

Item 2.	Management's Discussion and Analysis or Plan of Operation

Results of Operations

	During the first quarter of 2007, we experienced an increase in sales of our Scott's Liquid Gold household products and our Neoteric line of skin care products, while experiencing a decrease in sales of our Montagne Jeunesse line of skin care products and a decrease in sales of our Touch of Scent air freshener line of products. Our net loss for the first quarter of 2007 was $432,200 versus a loss of $1,047,700 in the first quarter of 2006. The loss for 2007 was primarily due to lower sales of the Montagne Jeunesse product line and our Alpha Hydrox skin care line. The decrease in our loss for the first quarter of 2007 compared to the first quarter of 2006 results from a reduction in our operating costs and expenses, including the reduction of advertising.

Summary of Results as a Percentage of Net Sales

                                   Year Ended       Three Months Ended
                                  December 31,          March 31,
                                      2006           2007       2006
                                  -----------      --------   --------
Net sales
   Scott's Liquid Gold
    household products                53.1%          55.2%      49.7%
   Neoteric Cosmetics                 46.9%          44.8%      50.3%
                                     ------         ------     ------
Total Net Sales                      100.0%         100.0%     100.0%
Cost of Sales                         57.4%          56.2%      54.0%
                                     ------         ------     ------
Gross profit                          42.6%          43.8%      46.0%
Other revenue                          1.0%           0.6%       0.3%
                                     ------         ------     ------
                                      43.6%          44.4%      46.3%
                                     ------         ------     ------
Operating expenses                    63.8%          52.2%      70.5%
Interest expense                       2.0%           2.5        1.0%
                                     ------         ------     ------
                                      65.8%          54.7%      71.5%
                                     ------         ------     ------

Loss before income taxes             (22.2%)        (10.3%)    (25.2%)
                                     ======         ======     ======

	Our gross margins may not be comparable to those of other entities, because some entities include all of the costs related to their distribution network in cost of sales and others, like us, exclude a portion of them (freight out to customers and nominal outside warehouse costs) from gross margin, including them instead in the selling expense line item. See Note 1(o), Operating Costs and Expenses Classification, to the unaudited Consolidated Financial Statements in this Report.

Comparative Net Sales

                                                                Percentage
                                                                 Increase
                                      2007           2006       (Decrease)
                                  -----------    -----------    ----------
Scott's Liquid Gold and other
 household products               $ 1,960,100    $ 1,681,200        16.6%
Touch of Scent                        345,400        383,800       (10.0%)
                                  -----------    -----------    ----------
     Total household
      chemical products             2,305,500      2,065,000        11.6%
                                  -----------    -----------    ----------

Alpha Hydrox and other skin care    1,174,400      1,028,700        14.2%
Montagne Jeunesse skin care           695,900      1,062,100       (34.5%)
                                  -----------    -----------    ----------
     Total skin care products       1,870,300      2,090,800       (10.5%)
                                  -----------    -----------    ----------

          Total Net Sales         $ 4,175,800    $ 4,155,800         0.5%
                                  ===========    ===========    ==========

Three Months Ended March 31, 2006
Compared to Three Months Ended March 31, 2005

	Consolidated net sales for the first quarter of the current year were $4,175,800 versus $4,155,800 for the first three months of 2006, an increase of $20,000. Average selling prices were up by $41,300. Co-op advertising, marketing funds, slotting fees, and coupons paid to retailers are deducted from gross sales, and totaled $659,100 in the first quarter of 2007 versus $630,100 in the same quarter in 2006, an increase of $29,000 or 4.6%. This increase consisted of a decrease in coupon expense of $49,700, an increase in co-op marketing funds of $159,000, and a decrease in slotting fee expenses of $80,300.

	During the first quarter of 2007, net sales of skin care products accounted for 44.8% of consolidated net sales compared to 50.3% for the same quarter of 2006. Net sales of these products for that period were $1,870,300 in 2007 compared to $2,090,800 in 2006, a decrease of $220,500 or 10.5%. Our increase in sales of Alpha Hydrox and other skin care was due to the first quarter 2007 introduction of a line of Neoteric Massage Oils, including the initial "pipeline" orders so that the massage oils are on the shelves of retailers. With only the introduction underway, it is too early to tell about consumer acceptance of the Neoteric
Massage Oils. This increase was somewhat offset by a decrease in sales of our Alpha Hydrox products introduced in 2005. We have continued to experience a drop in unit sales of our more recently introduced 2005 Alpha Hydrox products and our earlier-established alpha hydroxy acid-based products due primarily to maturing in the market for alpha hydroxy acid-based skin care products, intense competition from producers of similar or alternative products, many of which are considerably larger than Neoteric Cosmetics, Inc. and reduced distribution of these products at retail stores in current and prior periods. For the first quarter of 2007, the sales of our Alpha Hydrox products accounted for 33.0% of net sales of skin care products and 14.8% of total net sales, compared to 32.9% of net sales of skin care products and 16.6% of total net sales in 2006.

	For 2007, net sales of Montagne Jeunesse products were $695,900 in the first quarter versus $1,062,100 for the comparable quarter of 2006, a decrease of $366,200 or 34.5%. The decrease reflects changes in product positioning at several key retailers in 2006 as they had revised the amount of shelf and floor space allocated to these types of products, including the elimination in the first quarter of 2006 at approximately 1,500 Wal-Mart Stores of the department where Montagne Jeunesse products were previously displayed. However, late in the first quarter of 2007 Wal-Mart began the ordering Montagne Jeunesse sachets for placement in significantly more stores including the stores we lost in 2006.

	Sales of household products for the first quarter of this year accounted for 55.2% of consolidated net sales compared to 49.7% for the same period in 2006. These products are comprised primarily of Scott's Liquid Gold wood care products (Scott's Liquid Gold for wood, a wood wash and wood wipes), mold remediation products and Touch of Scent. During the quarter ended March 31, 2007 sales of household products were $2,305,500 as compared to $2,065,000 for the same quarter in 2006, an increase of $240,500, or 11.6%. Sales of Scott's Liquid Gold wood care and other household products increased from $1,681,200 in 2006 to $1,960,100 in 2007 an increase of $278,900, or 16.6%.
This increase is primarily due to sales of our mold remediation product Mold Control 500 in 2007 which are included in the sales shown for Scott's Liquid Gold and other household products. Mold Control 500 sales were $213,100 for the first quarter of 2007, with Mold Control 500 continuing to be carried in some stores of national retail chains.
In the second quarter of 2006 we began introducing Mold Control 500 under the Scott's Liquid Gold product line. It is too early to determine if this introduction will be successful. Sales of "Touch of Scent" were down by $38,400, or 10.0%, primarily due to a decrease in distribution in past quarters.

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

	On a consolidated basis, cost of goods sold was $2,346,500 during the first three months of 2007 compared to $2,243,500 for the same period of 2006, an increase of $103,000 or 4.6%, on a sales increase of 0.5%. As a percentage of consolidated net sales, cost of goods sold was 56.2% in 2007 versus 54.0% in 2006, an increase of about 4.1%.
This was essentially due to our decrease in plant utilization, and the increase in sales promotion expenses which lowered our revenues and thus affected our margins particularly in the skin care line of products.

Operating Expenses, Interest Expense and Other Income

                                                          Percentage
                                                           Increase
                                  2007          2006      (Decrease)
                              -----------   -----------   ----------
Operating Expenses
     Advertising              $   112,300   $   593,700      (81.8%)
     Selling                    1,255,400     1,425,500      (11.9%)
     General & Administrative     814,100       912,100      (10.7%)
                              -----------    -----------   ---------
          Total operating
           expenses           $ 2,181,800   $ 2,931,300      (25.6%)
                              ===========   ===========   =========

Interest Income               $    24,200   $    12,600       92.1%

Interest Expense              $   103,900   $    41,300      151.6%

	Operating expenses, comprised of advertising, selling and general and administrative expenses, decreased by $749,500 in the first quarter of 2007 when compared to first quarter of 2006. The various components of operating expenses are discussed below.

	Advertising expenses for the first three months of 2007 were $112,300 compared to $593,700 for the comparable quarter of 2006, a decrease of $481,400 or 81.8%. A majority of that decrease was due to a decrease in advertising expenses applicable to our Alpha Hydrox skin care products.

	Selling expenses for the first quarter of 2007 were $1,255,400 compared to $1,425,500 for the comparable three months of 2006, a decrease of $170,100 or 11.9%. That decrease was comprised of a decrease in salaries and fringe benefits and related travel expense of $76,300 primarily because of a decrease in personnel in 2007 versus 2006, a decrease in freight and brokerage expenses of $69,400, a decrease in promotional selling expenses of $23,300 and a net decrease in other selling expenses of $1,100.

	General and administrative expenses for the first three months of 2007 were $814,100 compared to $912,100 for the same period of 2006, a decrease of $98,000 or 10.7%. That decrease was primarily attributable to a decrease in salaries and fringe benefits of $91,300 resulting from a reduction in salaries and personnel, and a net decrease in other general and administrative expenses of $6,700.

	Interest expense for the first quarter of 2007 was $103,900 versus $41,300 for the comparable quarter of 2006. Interest expense increased because of higher interest rates and increased borrowing levels. Interest income for the three months ended March 31, 2007 was $24,200 compared to $12,600 for the same period of 2006, which consists of interest earned on our cash reserves in 2007 and 2006.

	During the first quarter of 2007 and of 2006, expenditures for research and development were not material (under 2% of revenues).

Liquidity and Capital Resources

	On June 28, 2006, we entered into a new loan with a fifteen year amortization with Citywide Banks for $5,156,600 secured by the land, building and fixtures at our Denver, Colorado facilities. This loan replaces the bank loan with Citywide Banks, secured by the facilities, in the principal amount of approximately $1,582,900. Interest on the bank loan (8.0% at December 31, 2006) is at the prime rate as published in The Wall Street Journal, adjusted annually each June. Part of the proceeds of the new loan was used to pay off the prior loan, and the remaining proceeds have been or will be used in business operations, including the development and introduction of new products. This loan requires 180 monthly payments of approximately $49,500, which commenced on July 28, 2006. As did the prior bank loan, the loan agreement contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1. We may not declare any dividends that would result in a violation of either of these covenants. The foregoing requirements were met at the end of the first three months of 2007.

	During the first quarter of 2007 our working capital decreased by $319,000, and concomitantly, our current ratio (current assets divided by current liabilities) decreased from 2.1:1 at December 31, 2006 to 1.9:1 at March 31, 2007. This decrease in working capital is attributable to a net loss in the first three months of 2007 of $432,200, and a reduction in long-term debt of $47,900, offset by depreciation in excess of capital additions of $159,000.

	At March 31, 2007, trade accounts receivable were $1,407,300 versus $743,700 at the end of 2006, largely because sales in the last two months of the quarter ended March 31, 2007 were more than those of the last two months of the quarter ended December 31, 2006. Accounts payable increased from the end of 2006 through March of 2007 by $374,200 corresponding primarily with the increase and timing of purchases of inventory over that period. At March 31, 2007 inventories were $168,400 more than at December 31, 2006, due to the increase in cosmetic product inventory, resulting partially from lower than anticipated sales in the first quarter, anticipated increases in sales of the Montagne Jeunesse sachets and our proposed new product introductions in the upcoming months. Prepaid expenses decreased from the end of 2006 by $31,800 primarily due to a decrease in prepaid insurance expenses.

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

Forward-Looking Statements

	This report may contain "forward-looking statements" within the meaning of U.S. federal securities laws. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and our performance inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of each of our significant products in the marketplace; the degree of success of any new product or product line introduction by us; the uncertainty of consumer acceptance of the new Alpha Hydrox introduced in 2005, mold control and wood wash products; competitive factors; any decrease in distribution of (i.e., retail stores carrying) our significant products; continuation of our distributorship agreement with Montagne Jeunesse; the need for effective advertising of our products; limited resources available for such advertising; new competitive products and/or technological changes; dependence upon third party vendors and upon sales to major customers; changes in the regulation of our products, including applicable environmental regulations; continuing losses which could affect our liquidity; the loss of any executive officer;
and other matters discussed in our 2006 Annual Report on Form 10-KSB.
We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Item 3A(T).	Controls and Procedures

	As of March 31, 2007, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that
we file or submit under the   Securities Exchange Act of 1934 is
recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms as of March 31, 2007. There was no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Not Applicable

Item 2.	Not Applicable.

Item 3.	Not Applicable

Item 4.	Not Applicable

Item 5.	Other Information

	As reported in our proxy statement for the 2007 Annual Meeting of Shareholders, on February 27, 2007, we granted stock options to executive officers, employees and non-employee directors for a total of 448,550 shares of common stock at an exercise price of $0.82 per share (the closing price on February 27, 2007) except that the exercise price was $0.902 for Mark E. Goldstein. These options were issued under revised option agreements which provide for vesting at 1/48th per month from the date of grant or upon a change of control. Previously, options were 100% vested at the date of grant. Concurrently, we refined one provision of our 2005 Stock Incentive Plan regarding acceleration of vesting. Attached as exhibits to this Form 10-QSB Report are the forms of stock option agreements and the revised 2005 Plan.

	The number of shares subject to the options granted on February 27, 2007 were: 16,200 for each of Mark E. Goldstein,
Jeffrey R. Hinkle and Jeffry B. Johnson; 25,200 shares for Dennis P. Passantino; 50,000 for Carl A. Bellini (replacing an expired option); 100,000 shares for Dennis H. Field (replacing an expired option); and 30,000 for Gerald J. Laber.

Item 6.	Exhibits

	10.1     2005 Stock Incentive Plan, as amended.
	10.2     Form of 1997 Stock Option Plan Incentive Stock Option
                Agreement
	10.3     Form of 1998 Stock Option Plan Incentive Stock Option
                Agreement
	10.4     Form of 2005 Stock Option Plan Incentive Stock Option
                Agreement
	10.5     Form of 1998 Stock Option Plan Nonqualified Stock
              Option Agreement
	10.6     Form of 2005 Stock Incentive Plan Nonqualified Stock
                Option Agreement
	31.1     Rule 13a-14(a) Certification of the Chief Executive Officer
	31.2     Rule 13a-14(a) Certification of the Chief Financial Officer
	32.1     Section 1350 Certification



SIGNATURES

       In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

					SCOTT'S LIQUID GOLD-INC.


May 4, 2007			BY:	/s/ Mark E. Goldstein
    Date 				--------------------------------------
					Mark E. Goldstein
					President and Chief Executive Officer


May 4, 2007			BY:	/s/ Jeffry B. Johnson
    Date				--------------------------------------
					Jeffry B. Johnson
					Treasurer and Chief Financial Officer



EXHIBIT INDEX

Exhibit
No.      Document
10.1     2005 Stock Incentive Plan, as amended.
10.2     Form of 1997 Stock Option Plan Incentive Stock Option Agreement
10.3     Form of 1998 Stock Option Plan Incentive Stock Option Agreement
10.4     Form of 2005 Stock Option Plan Incentive Stock Option Agreement
10.5     Form of 1998 Stock Option Plan Nonqualified Stock Option Agreement
10.6     Form of 2005 Stock Incentive Plan Nonqualified Stock Option
          Agreement
31.1     Rule 13a-14(a) Certification of the Chief Executive Officer
31.2     Rule 13a-14(a) Certification of the Chief Financial Officer
32.1     Section 1350 Certification