Form 10QSB
period 2007-08-10
SCOTTS LIQUID GOLD INC
filed 2007-08-10
CIK 88000

UNITED STATES
				SECURITIES AND EXCHANGE COMMISSION

					WASHINGTON, D.C.  20549

						FORM 10-QSB


			   QUARTERLY REPORT UNDER SECTION 13 OF THE
				SECURITIES EXCHANGE ACT OF 1934

				FOR THE QUARTERLY PERIOD ENDED

					     June 30, 2007


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

	Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12-B-2 of the Exchange Act.    Yes [ ]   No [X]

	As of June 30, 2007, the Registrant had 10,533,000 of its $0.10 par value common stock outstanding.














PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

				SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
			Consolidated Statements of Operations (Unaudited)

                          Three Months Ended           Six Months Ended
                       -------------------------   -------------------------
                                 June 30,                    June 30,
                           2007          2006          2007          2006
                       -----------   -----------   -----------   -----------
Net sales              $ 4,304,200   $ 4,133,300   $ 8,480,000   $ 8,289,100

Operating costs
 and expenses:
   Cost of sales         2,340,600     2,567,400     4,687,100     4,810,900
   Advertising              88,800       107,600       201,100       701,300
   Selling               1,379,000     1,410,200     2,634,400     2,835,700
   General and
    administrative         768,800       863,200     1,582,900     1,775,300
                       -----------   -----------   -----------   -----------
                         4,577,200     4,948,400     9,105,500    10,123,200
                       -----------   -----------   -----------   -----------

Loss from operations      (273,000)     (815,100)     (625,500)   (1,834,100)
Interest income             19,600        14,300        43,800        26,900
Interest expense          (104,200)      (59,100)     (208,100)     (100,400)
                       -----------   -----------   -----------   -----------
                          (357,600)     (859,900)     (789,800)   (1,907,600)
Income tax expense
 (benefit)                    -             -            -              -
                       -----------   -----------   -----------   -----------
Net loss               $  (357,600)  $  (859,900)  $ (789,800)   $(1,907,600)
                       ===========   ===========   ===========   ===========

Net loss per common
 share (Note 3):
   Basic and Diluted   $     (0.03)  $     (0.08)  $     (0.07)  $     (0.18)
                       ===========   ===========   ===========   ===========

Weighted average shares
outstanding:
   Basic and Diluted    10,533,000    10,503,000    10,533,000    10,503,000
                       ===========   ===========   ===========   ===========












				SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
					Consolidated Balance Sheets

                                            June 30,     December 31,
                                              2007           2006
                                          ------------   ------------
                                          (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents              $ 1,836,300    $ 2,804,100
   Investment securities                       50,500         51,100
   Trade receivables, net of allowance
    for doubtful accounts of $62,800
    and $62,000, respectively               1,143,400        743,700
   Other receivables                           70,400         55,500
   Inventories, net                         3,593,500      3,291,400
   Prepaid expenses                           253,800        161,600
                                          -----------    -----------
     Total current assets                   6,947,900      7,107,400

Property, plant and equipment, net         12,869,700     13,159,700

Other assets                                   57,500         59,700
                                          -----------    -----------
          TOTAL ASSETS                    $19,875,100    $20,326,800
                                          ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current  liabilities:
   Accounts payable                       $ 2,275,700    $ 1,893,600
   Accrued payroll and benefits             1,038,200        866,400
   Other accrued expenses                     280,400        417,100
   Current maturities of long-term debt       198,400        191,600
                                          -----------    -----------
      Total current liabilities             3,792,700      3,368,700

Long-term debt, net of current maturities   4,774,200      4,875,500
                                          -----------    -----------
                                            8,566,900      8,244,200

Commitments and contingencies
Shareholders' equity:
   Common stock; $.10 par value, authorized
     50,000,000 shares; issued and
     outstanding 10,533,000 shares          1,053,300      1,053,300
   Capital in excess of par                 5,031,800      5,015,800
   Accumulated comprehensive income               500          1,100
   Retained earnings                        5,222,600      6,012,400
                                          -----------    -----------
      Shareholders' equity                 11,308,200     12,082,600
                                          -----------    -----------

   TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $19,875,100    $20,326,800
                                          ===========    ===========


				SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
			Consolidated Statements of Cash Flows (Unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                  --------------------------
                                                     2007            2006
                                                  -----------    -----------

Cash flows from operating activities:
    Net loss                                      $  (789,800)   $(1,907,600)
                                                  -----------    -----------
    Adjustments to reconcile net loss to net
    cash provided (used) by operating activities:
      Depreciation and amortization                   323,200        353,300
      Stock issued to ESOP                               -            48,700
      Stock options granted                            16,000           -
      Gain on disposal of assets                         -            (8,800)
      Changes in assets and liabilities:
         Trade and other receivables, net            (414,600)       691,100
         Inventories                                 (302,100)      (521,600)
         Prepaid expenses and other assets            (92,200)      (292,500)
         Accounts payable and
          accrued expenses                            417,200        417,200
                                                  -----------    -----------
         Total adjustments to net loss                (52,500)       687,400
                                                  -----------    -----------
           Net Cash Used by
            Operating Activities                     (842,300)    (1,220,200)
                                                  -----------    -----------

Cash flows from investing activities:
    Proceeds from disposal of assets                     -             8,800
    Purchase of property, plant & equipment           (31,000)       (68,200)
                                                  -----------    -----------
           Net Cash Used by Investing Activities      (31,000)       (59,400)
                                                  -----------    -----------

Cash flows from financing activities:
    Proceeds from long-term borrowings                   -         5,156,600
    Short-term borrowings (payments), net                -          (150,000)
    Purchase of stock for contribution to ESOP           -           (48,700)
    Principal payments on long-term borrowings        (94,500)    (1,894,400)
    Loan origination fees and other costs                -           (64,600)
                                                  -----------    -----------
           Net Cash Provided (Used) by
            Financing Activities                      (94,500)     2,998,900
                                                  -----------    -----------
Net Increase (Decrease) in Cash and
 Cash Equivalents                                    (967,800)     1,719,300
Cash and Cash Equivalents, beginning of period      2,804,100      2,260,700
                                                  -----------    -----------
Cash and Cash Equivalents, end of period          $ 1,836,300    $ 3,980,000
                                                  ===========    ===========

Supplemental disclosures:
    Cash paid during period for:
      Interest                                    $   209,300    $   101,500
                                                  ===========    ===========
      Income taxes                                $       900    $     1,100
                                                  ===========    ===========


			   SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
		  Notes to Consolidated Financial Statements (Unaudited)

Note 1.	Summary of Significant Accounting Policies

(a)	Company Background
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
	We account for investments in marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities", which requires that we classify investments in marketable securities according to management's intended use of such investments. We invest our excess cash and have established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. We consider all investments as available for use in our current operations and, therefore, classify them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, reported net of tax, as a separate component of shareholders' equity and comprehensive income (loss). The cost of the securities sold is based on the specific identification method. Investments in corporate and government securities as of June 30, 2007, are scheduled to mature within one year.

(f)	Inventories
	Inventories consist of raw materials and finished goods and are stated at the lower of cost (first-in, first-out method) or market. We record a reserve for slow moving and obsolete products and raw materials. We estimate reserves for slow moving and obsolete products and raw materials based upon historical and anticipated sales.

	Inventories were comprised of the following at:

                              June 30, 2007       December 31, 2006
                              --------------      -----------------
      Finished goods           $ 2,496,000           $ 2,435,400
      Raw materials              1,505,200             1,337,200
      Inventory reserve
       for obsolescence           (407,700)             (481,200)
                               -----------           -----------
                               $ 3,593,500           $ 3,291,400
                               ===========           ===========

(g)	Property, Plant and Equipment
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

	The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments.
The fair value of investments in marketable securities is based upon quoted market value. Our long-term debt bears interest at a fixed rate that adjusts annually on the anniversary date to a then prime rate. The carrying value of long-term debt approximates fair value as of June 30, 2007 and December 31, 2006.

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

(k)	Revenue Recognition
	Revenue is recognized when an arrangement exists to sell our product, we have delivered such product in accordance with that arrangement, the sales price is determinable, and collectibility is probable. Reserves for estimated market development support, pricing allowances and returns are provided in the period of sale as a reduction of revenue. Reserves for returns and allowances are recorded as a reduction of revenue, and are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. At June 30, 2007 and December 31, 2006 approximately $915,000 and $649,000, respectively, had been reserved as a reduction of accounts receivable, and approximately $55,000 and $50,000, respectively, had been reserved as current liabilities. Co-op advertising, marketing funds, slotting fees and coupons are deducted from gross sales and totaled $1,007,200, and $1,152,700 at June 30, 2007 and 2006, respectively.

(l)	Advertising Costs
	We expense advertising costs as incurred.

(m)	Stock-based Compensation
	At June 30, 2007, we had four stock-based employee compensation plans. During the first quarter of fiscal 2007, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 123-revised 2004 ("SFAS 123R"), "Share-Based Payment" which replaced Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. No grants occurred in 2006 subsequent to the adoption of SFAS 123R and all outstanding options granted prior to December 31, 2006 were fully vested as of December 31, 2006.

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

	We granted no options for shares of our common stock during the second quarter of 2007. During the first quarter of 2007, we granted 448,550 options for shares of our common stock (268,550 to employees and 180,000 to non-employee directors). The options which vest ratably over forty-eight months, or upon a change in control, and which expire after five years, were granted at or above the market value of $0.82 as of the date of grant.

	The weighted average fair market value of the options granted of $0.42 was estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions.

                             Three and Six Months Ended
                                   June 30, 2007
                             --------------------------
Expected life of options             4.5 years
Risk-free interest rate              4.46%
Expected volatility of stock          58%
Expected dividend rate               None

	Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) under SFAS 123R was $16,000 in the six months ended June 30, 2007. Approximately $175,300 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next forty-four months. In accordance with SFAS 123R, there was no tax benefit from recording the non-cash expense as relates to the options granted to employees as these were qualified stock options which are not normally tax deductible. With respect to the non-cash expense associated with the options granted to the non-employee directors, no tax benefit was recognized due to the existence of as yet unutilized net operating losses. At such time as these operating losses have been utilized and a tax benefit is realized from the issuance of non-qualified stock options, a corresponding tax benefit may be recognized.

(n)	Comprehensive Income
	We follow SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income includes all changes in equity during a period from non-owner sources.

	The following table is a reconciliation of our net loss to our total comprehensive loss:

                          Three Months Ended        Six Months Ended
                              June 30,                 June 30,
                        ----------------------  ------------------------
                            2007        2006        2007        2006
                        ----------  ----------  ----------  ------------
Net loss                $(357,600)  $(859,900)  $(789,800)  $(1,907,600)
Unrealized loss
 on investment
 securities                  (500)       (700)       (600)       (1,200)
                        ----------  ----------  ----------  -----------
Comprehensive loss      $(358,100)  $(860,600)   (790,400)  $(1,908,800)
                        ==========  ==========  ==========  ===========

(o)	Operating Costs and Expenses Classification

	Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out and nominal outside warehousing costs as a component of selling expense on the accompanying Consolidated Statement of Operations. Shipping and handling costs totaled $730,400 and $737,500 for the six months ended
June 30, 2007 and 2006, respectively.

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

	Per share data was determined by using the weighted average number of common shares outstanding. Potentially dilutive securities, including stock options, are considered only for diluted earnings per share, unless considered anti-dilutive. The potentially dilutive securities, which are comprised of outstanding stock options of 1,904,650 and 1,680,600 at June 30, 2007 and 2006, were excluded from the computation of weighted average shares outstanding due to their anti-dilutive effect.

	A reconciliation of the weighted average number of common shares outstanding for the three months ended June 30 follows:

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
                                         ==========   ==========

	At June 30, 2007, there were authorized 50,000,000 shares of our $.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series. None of the preferred stock was issued or outstanding at June 30, 2007.

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

	The following provides information on our segments for the three and six months ended June 30:

                               Three Months ended June 30,
                -----------------------------------------------------
                         2007                       2006
                -------------------------  --------------------------
                Household     Skin Care     Household     Skin Care
                Products      Products      Products      Products
                -----------   -----------   -----------   -----------

Net sales to
 external customers   $ 1,936,200   $ 2,368,000   $ 2,561,000   $ 1,572,300
                      ===========   ===========   ===========   ===========
Income(loss) before
 profit sharing,
 bonuses and
 income taxes         $    28,200   $  (385,800)  $   (46,700)  $  (813,200)
                      ===========   ===========   ===========   ===========
Identifiable assets   $ 3,483,000   $ 6,051,800   $ 4,025,600   $ 5,995,800
                      ===========   ===========   ===========   ===========

                                Six Months ended June 30,
                -----------------------------------------------------
                         2007                       2006
                -------------------------  --------------------------
                Household     Skin Care     Household     Skin Care
                Products      Products      Products      Products
                -----------   -----------   -----------   -----------
Net sales to
 external customers   $ 4,241,700   $ 4,238,300   $ 4,626,000   $ 3,663,100
                      ===========   ===========   ===========   ===========
Income(loss) before
 profit sharing,
 bonuses and
 income taxes         $    88,500   $  (878,300)  $  (373,800)  $(1,533,800)
                      ===========   ===========   ===========   ===========
Identifiable assets   $ 3,483,000   $ 6,051,800   $ 4,025,600   $ 5,995,800
                      ===========   ===========   ===========   ===========

	The following is a reconciliation of segment information to consolidated information for the three and six months ended June 30:

                    Three Months ended June 30,   Six Months ended June 30,
                    ---------------------------   --------------------------
                        2007          2006            2007          2006
                    ------------  ------------    ------------  ------------
Net sales to
external customers  $ 4,304,200   $ 4,133,300     $ 8,480,000   $ 8,289,100
                    ============  ============    ============  ============
Loss before
 profit  sharing,
 bonuses and
 income taxes       $  (357,600)  $  (859,900)    $  (789,800)  $(1,907,600)
                    ============  ============    ============  ============
Identifiable
 assets             $ 9,534,800   $10,021,400     $ 9,534,800   $10,021,400
Corporate
 assets              10,340,300    12,848,700      10,340,300    12,848,700
                    ------------  ------------    ------------  ------------
Consolidated total
 assets             $19,875,100   $22,870,100     $19,875,100   $22,870,100
                    ============  ============    ============  ============

	Corporate assets noted above are comprised primarily of our cash and investments, and property and equipment not directly associated with the manufacturing, warehousing, shipping and receiving activities.


Item 2.	Management's Discussion and Analysis or Plan of Operation

Results of Operations

	During the first half of 2007, we experienced a decrease in sales of our Scott's Liquid Gold household chemical products, while experiencing an increase in sales of our Montagne Jeunesse line of skin care products and an increase in sales of our Alpha Hydrox skin care products. Our net loss for the first half of 2007 was $789,800 versus a loss of $1,907,600 in the first half of 2006. The decrease in our loss for the first half of 2007 compared to the first half of 2006 results from a reduction in our operating costs and expenses, including the reduction of advertising.

			Summary of Results as a Percentage of Net Sales

                                     Year Ended        Six Months Ended
                                     December 31,          June 30,
                                     ------------     -------------------
                                        2006            2007       2006
                                     ------------     -------    --------
Net sales
   Scott's Liquid Gold
    household products                  53.1%           50.0%      55.8%
   Neoteric Cosmetics                   46.9%           50.0%      44.2%
                                       ------          ------     ------
Total Net Sales                        100.0%          100.0%     100.0%
Cost of Sales                           57.4%           55.3%      58.0%
                                       ------          ------     ------
Gross profit                            42.6%           44.7%      42.0%
Other revenue                            1.0%            0.5%       0.3%
                                       ------          ------     ------
                                        43.6%           45.2%      42.3%
                                       ------          ------      -----

Operating expenses                      63.8%           52.1%      64.1%
Interest                                 2.0%            2.4%       1.2%
                                       ------          ------     ------
                                        65.8%           54.5%      65.3%
                                       ------          ------     ------

Loss before income taxes               (22.2%)          (9.3%)    (23.0%)
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

                           Comparative Net Sales

                                Six Months Ended June 30,
                          -----------------------------------------
                                                         Percentage
                                                          Increase
                              2007            2006       (Decrease)
                          -----------    -----------     ----------
Scott's Liquid Gold and
 other household products $3,654,900     $3,930,800          (7.0%)
Touch of Scent               586,800        695,200         (15.6%)
                          -----------    -----------        ------
  Total household
   chemical products       4,241,700      4,626,000          (8.3%)
                          -----------    -----------        ------

Alpha Hydrox and
 other skin care           1,855,400      1,681,100          10.4%
Montagne Jeunesse
 skin care                 2,382,900      1,982,000          20.2%
                          -----------    -----------        ------
  Total skin care
   products                4,238,300      3,663,100          15.7%
                          -----------    -----------        ------

     Total Net Sales      $8,480,000     $8,289,100           2.3%
                          ===========    ===========        ======

Six Months Ended June 30, 2007
Compared to Six Months Ended June 30, 2006

	Consolidated net sales for the first half of the current year were $8,480,000 versus $8,289,100 for the first six months of 2006, an increase of $190,900. Average selling prices were up by $104,200. Co-op advertising, marketing funds, slotting fees, and coupons paid to retailers are deducted from gross sales, and totaled $1,007,200 in the first half of 2007 versus $1,152,700 in the same period in 2006, a decrease of $145,500 or 12.6%. This decrease consisted of a decrease in coupon expense of $233,100, an increase in co-op marketing funds of $138,700, and a decrease in slotting fee expenses of $51,100.

	From time to time, our customers return product to us. For our household chemicals products, we permit returns only for a limited time, and generally only if there is a manufacturing defect. With regard to our skin care products, returns are more frequent under an unwritten industry standard that permits returns for a variety of reasons. In the event a skin care customer requests a return of product, the Company will consider the request, and may grant such request in order to maintain or enhance relationships with customers, even in the absence of an enforceable right of the customer to do so. Some retailers have not returned products to us. Return price credit (used in exchanges typically, or rarely, refunded in cash) when authorized is based on the original sale price plus a handling charge of the retailer that ranges from 8-10%. The handling charge covers costs associated with the return and shipping of the product. Additions to our reserves for estimated returns are subtracted from gross sales.

	From January 1, 2004 through end of last quarter June 30, 2007, our product returns (as a percentage of gross revenue) have averaged as follows: household products 0.5%, Montagne Jeunesse products 2.9%, and our Alpha Hydrox and other skin care products 6.1%. The level of returns as a percentage of gross revenue for the household products and Montagne
Jeunesse products have remained fairly constant as a percentage of sales over that period while the Alpha Hydrox and other skin care products return levels have fluctuated. More recently, as our sales of the skin care products have declined we have seen a decrease in returns as a percentage of gross revenues. The products returned in the fiscal year to date (indicated as a percentage of gross revenues) were: household products
0.3%, Montagne Jeunesse products 1.7%, and our Alpha Hydrox and other skin care products 7.9%. We are not aware of any industry trends, competitive product introductions or advertising campaigns at this time which would cause returns as a percentage of gross sales to be materially different for the current fiscal year than for the above averages. Furthermore, the Company's management is not currently aware of any changes in customer relationships that we believe would adversely impact anticipated returns. However, we review our reserve for returns quarterly and we regularly face the risk that the existing conditions related to product returns will change.

	During the first half of 2007, net sales of skin care products accounted for 50.0% of consolidated net sales compared to 44.2% for the same period of 2006. Net sales of these products for that period were $4,238,300 in 2007 compared to $3,663,100 in 2006, an increase of $575,200 or 15.7%. Our increase in sales of Alpha Hydrox and other skin care was due to the first half 2007 introduction of the line Neoteric Massage Oils, including the initial, first quarter, "pipeline" orders so that the massage oils are on the shelves of retailers. With only the introduction underway, it is too early to tell about consumer acceptance of Neoteric Massage
Oils. This increase was somewhat offset by a decrease in sales of our Alpha Hydrox products introduced in 2005. We have continued to experience a drop in unit sales of our more recently introduced Alpha Hydrox products and our earlier-established alpha hydroxy acid-based products due primarily to maturing in the market for alpha hydroxy acid-based skin care products, intense competition from producers of similar or alternative products, many of which are considerably larger than Neoteric Cosmetics, Inc. and reduced distribution of these products at retail stores in current and prior periods. For the first half of 2007, the sales of our Alpha Hydrox products accounted for 22.7% of net sales of skin care products and 11.3% of total net sales, compared to 30.7% of net sales of skin care products and 13.6% of total net sales in 2006.

	Net sales of Montagne Jeunesse products were $2,382,900 in the first half of 2007 versus $1,982,000 for the comparable period of 2006, an increase of $400,900 or 20.2%. The increase reflects the product placement in additional Wal-Mart stores which began late in the first quarter. This placement included significantly more stores and more sachet variants in the stores. We are expecting to return to two more retail chains with placement of Montagne Jeunesse in the second half of 2007.

	Sales of household products for the first half of this year accounted for 50.0% of consolidated net sales compared to 55.8% for the same period in 2006. These products are comprised of Scott's Liquid Gold wood care products (Scott's Liquid Gold for wood, a wood wash and wood wipes), mold remediation products and Touch of Scent. During the six months ended June 30, 2007 sales of household products were $4,241,700 as compared to $4,626,000 for the same period in 2006, a decrease of $384,300, or 8.3%. Sales of Scott's Liquid Gold wood care products decreased by $315,100 in 2007 versus 2006. We believe this reduction to be a result of a decrease in media advertising of our wood care products in 2007 versus 2006. Mold Control 500 sales, which are shown in the sales for Scott's Liquid Gold and other household products, were $472,000 for the first half of 2007 versus $432,800 in the same period of 2006. Sales of "Touch of Scent" were down by $108,400 or 15.6%, primarily due to a decrease in distribution in past quarters. We anticipate that there will be further reductions in distribution of our older Touch of Scent products in the fourth quarter of 2007.

	As sales of a consumer product decline, there is the risk that retail stores will stop carrying the product. The loss of any significant customer for any skin care products, "Scott's Liquid Gold" wood care or mold remediation products or "Touch of Scent", could have a significant adverse impact on our revenues and operating results. We believe that our future success is highly dependent on favorable acceptance and sales in the marketplace of Montagne Jeunesse products, our newer Alpha Hydrox products and our "Scott's Liquid Gold" wood care and mold remediation products.

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

	On a consolidated basis, cost of goods sold was $4,687,100 during the first half of 2007 compared to $4,810,900 for the same period of 2006, a decrease of $123,800 or 2.6%, on a sales increase of 2.3%. As a percentage of consolidated net sales, cost of goods sold was 55.3% in 2007 versus 58.0% in 2006, a decrease of about 2.7%, which reflects primarily the decrease in sales promotion expenses, particularly in the household chemical line of products, which are offset against sales, which increased our margins.

		Operating Expenses, Interest Expense and Other Income

                                            Six Months ended June 30,
                                    ---------------------------------------
                                                                 Percentage
                                                                  Increase
                                        2007           2006      (Decrease)
                                    -----------    -----------   ----------
Operating Expenses
   Advertising                      $   201,100    $   701,300     (71.3%)
   Selling                            2,634,400      2,835,700      (7.1%)
   General & Administrative           1,582,900      1,775,300     (10.8%)
                                    -----------    -----------     ------
        Total operating expenses    $ 4,418,400    $ 5,312,300     (16.8%)
                                    ===========    ===========     ======

Interest Income                     $    43,800    $    26,900      62.8%

Interest Expense                    $   208,100    $   100,400     107.3%

	Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, decreased $893,900 in the first half of 2007, when compared to the first half of 2006. The various components of operating expenses are discussed below.

	Advertising expenses for the first six months of 2007 were $201,100 compared to $701,300 for the comparable period of 2006, a decrease of $500,200 or 71.3%. A majority of that decrease was due to decrease in television advertising expenses applicable to our Alpha Hydrox skin care products.

	Selling expenses for the first half of 2007 were $2,634,400 compared to $2,835,700 for the comparable six months of 2006, a decrease of $201,300
or 7.1%.   That decrease was comprised of a decrease in salaries, fringe benefits and related travel expense of $138,000 primarily because of a decrease in personnel in 2007 versus 2006, a decrease in freight and brokerage expenses of $63,700, offset by a net increase in other selling expense, none of which by itself is significant, of $400.

	General and administrative expenses for the first six months of 2007 were $1,582,900 compared to $1,775,300 for the comparable period of 2006, a
decrease of $192,400 or 10.8%.   That decrease was primarily attributable
to a decrease in salaries and fringe benefits and related travel expense resulting from a reduction in salaries and personnel of $180,700, and a net decrease in other general and administrative expenses of $11,700.

	Interest expense for the first half of 2007 was $208,100 versus $100,400 for the comparable period of 2006. Interest expense increased because of higher interest rates and increased borrowing levels. Interest income for the six months ended June 30, 2007 was $43,800 compared to $26,900 for the same period of 2006, which consists of interest earned on our cash reserves in 2007 and 2006.

	During the first half of 2007 and of 2006, expenditures for research and development were not material (under 2% of revenues).

Three Months Ended June 30, 2007
Compared to Three Months Ended June 30, 2006

					Comparative Net Sales

                                  Three Months Ended June 30,
                          -----------------------------------------
                                                         Percentage
                                                          Increase
                              2007            2006       (Decrease)
                          -----------    -----------     ----------
Scott's Liquid Gold and
 other household products $ 1,694,800    $ 2,249,600        (24.7%)
Touch of Scent                241,400        311,400        (22.5%)
                          -----------    -----------        ------)
  Total household
   products                 1,936,200      2,561,000        (24.4%)
                          -----------    -----------        ------

Alpha Hydrox and
 other skin care              681,000        652,400          4.4%
Montagne Jeunesse
 skin care                  1,687,000        919,900         83.4%
                          -----------    -----------        ------
  Total skin care
   products                 2,368,000      1,572,300         50.6%
                          -----------    -----------        ------

     Total Net Sales      $ 4,304,200    $ 4,133,300          4.1%
                          ===========    ===========        ======

	Consolidated net sales for the second quarter of the current year were $4,304,200 versus $4,133,300 for the comparable quarter of 2006, an increase of $170,900 or about 4.1%. Average selling prices for the second quarter of 2007 were up by $62,900 over those of the comparable period of 2006, prices of household products being up by $26,300, while average selling prices of skin care products were up by $36,600. Co-op advertising, marketing funds, slotting fees and coupon expenses paid to retailers were subtracted from gross sales in accordance with current accounting policies totaling $348,100 in the second quarter of 2007 versus $522,600 in the same period in 2006, a decrease of $174,500 or about 33.4%. This decrease consisted of a decrease in coupon expenses of $183,400, a decrease in co-op advertising of $20,200, offset by an increase in slotting of $29,100.

	During the second quarter of 2007, net sales of skin care products accounted for 55.0% of consolidated net sales compared to 38.0% for the second quarter of 2006. Net sales of these products for those periods were $2,368,000 in 2007 compared to $1,572,300 in 2006, an increase of $795,700 or about 50.6%. Net sales of Montagne Jeunesse were approximately $1,687,000 in the second quarter of 2007 compared to $919,900 in the second quarter of 2006. Please see the discussion above for the first half of 2007 for additional information regarding sales of skin care products, which is also applicable to sales of skin care products in the second quarter of 2007.

	Sales of household products for the second quarter of this year accounted for 45.0% of consolidated net sales compared to 62.0% for the same period of 2006. These products are comprised of Scott's Liquid Gold wood care and mold remediation products, and "Touch of Scent", a room air freshener. During the second quarter of 2007, sales of household products were $1,936,200, as compared to sales of $2,561,000 for the same three months of 2006. Sales of Scott's Liquid Gold wood care and other household products were down by $554,800, a decrease of 24.7%. Sales of "Touch of Scent" were down by $70,000 or 22.5%. During the second quarter of 2006 we began the introduction of our mold remediation product "Mold Control 500" with sales of $432,800 during this period. Sales of Mold Control 500 were $258,900 during the second quarter of 2007, with 2007 sales being less then 2006 because the second quarter of 2006 was the introduction of our Mold Control 500 product and included initial "pipeline" orders to stock retailer shelves. Please see the discussion above for the first half of 2007 for additional information regarding sales of household products, which is also applicable to sales of household products in the second quarter of 2007.

	On a consolidated basis, cost of goods sold was $2,340,600 during the second quarter of 2007 compared to $2,567,400 for the same period of 2006, a decrease of $226,800 (8.8%), on a sales increase of 4.1%. As a percentage of consolidated net sales for the second quarter of 2007, cost of goods sold was 54.4% compared to 62.1% in 2006, a decrease of 7.7%, which reflects primarily the decrease in sales promotion expenses, particularly in the skin care line of products, which are offset against sales, which increased our margins.

		Operating Expenses, Interest Expense and Other Income

                                                                 Percentage
                                                                  Increase
                                        2007           2006      (Decrease)
                                    -----------    -----------   ----------
Operating Expenses
   Advertising                      $    88,800     $   107,600     (17.5%)
   Selling                            1,379,000       1,410,200      (2.2%)
   General & Administrative             768,800         863,200     (10.9%)
                                    -----------     -----------     ------
        Total operating expenses    $ 2,236,600     $ 2,381,000      (6.1%)
                                    ===========     ===========     ======

Interest Income                     $    19,600     $    14,300      37.1%

Interest Expense                    $   104,200     $    59,100      76.3%

	Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, decreased $144,400 in the second quarter of 2007, when compared to the same period during 2006. The various components of operating expenses are discussed below.

	Advertising expenses for the second quarter of 2007 were $88,800 compared to $107,600 for the comparable quarter of 2006, a decrease of $18,800 or 17.5%.

	Selling expenses for the three months ended June 30, 2007 were $1,379,000 compared to $1,410,200 for the comparable three months of 2006, a decrease of $31,200 or 2.2%. That decrease was primarily because of a decrease in salaries, fringe benefits and related travel expense of $61,700 resulting from a decrease in personnel in 2007 versus 2006, offset by a net increase in other selling expenses, none of which by itself is significant, of $30,200.

	General and administrative expenses for the second quarter of 2007 were $768,800 compared to $863,200 for the comparable period of 2006, a decrease of $94,400 or 10.9%. That decrease was primarily attributable to a decrease in salaries and fringe benefits resulting from a reduction in salaries and personnel of $86,700, and a net decrease in other general and administrative expenses of $7,700.

	Interest expense for the second quarter of 2007 was $104,200 versus $59,100 for the comparable period of 2006. Interest expense increased because of higher interest rates and borrowing levels. Interest income for the three months ended June 30, 2007 was $19,600 compared to $14,300 for the same period of 2006.

	During the second quarter of 2007 and of 2006, expenditures for research and development were not material (under 2% of revenues).

Liquidity and Capital Resources

	On June 28, 2006, we entered into a new loan with a fifteen year amortization with Citywide Banks for $5,156,600 secured by the land, building and fixtures at our Denver, Colorado facilities. This loan replaced the bank loan with Citywide Banks, secured by the facilities, in the principal amount of approximately $1,582,900. Interest on the bank loan (8.0% at December 31, 2006) is at the prime rate as published in The Wall Street Journal, adjusted annually each June (8.25% at June 30,
2007). Part of the proceeds of the new loan were used to pay off the prior loan, and the remaining proceeds have been or will be used in business operations, including the development and introduction of new products. This loan requires 180 monthly payments of approximately $49,500, which commenced on July 28, 2006. As did the prior bank loan, the loan agreement contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1. We may not declare any dividends that would result in a violation of either of these covenants. The foregoing requirements were met at the end of the first half of 2007.

	During the first half of 2007, our working capital decreased by $583,500, and concomitantly, our current ratio (current assets divided by current liabilities) decreased from 2.1:1 at December 31, 2006 to 1.8:1 at June 30, 2007. This decrease in working capital is attributable to a net loss in the first half of 2007 of $789,800, reduction in long-term debt of $101,300, offset by depreciation in excess of capital additions of $290,000.

	At June 30, 2007, trade accounts receivable were $1,143,400 versus $743,700 at the end of 2006, largely because sales in the last two months of the quarter ended June 30, 2007 were more than those of the last two months of the quarter ended December 31, 2006. Accounts payable increased from the end of 2006 through June of 2007 by $382,100 corresponding primarily with the increase and timing of purchases of inventory over that period. At June 30, 2007 inventories were $302,100 more than at December 31, 2006, due to the increase in cosmetic product inventory to support our new products, including new product introductions in the upcoming months. Prepaid expenses increased from the end of 2006 by $92,200 primarily due to an increase in prepaid promotional expenses. Accrued payroll and benefits increased $171,800 from December 31, 2006 to June 30, 2007 primarily because of the increase in accrued employee fringe benefits. Other Accrued liabilities decreased by $136,700 primarily because of a decrease in accrued property taxes.

	We have no significant capital expenditures planned for 2007 and have no current plans for any external financing, other than our existing bank loans. We expect that our available cash flows from operating activities will fund the next twelve months' cash requirements.

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

As we have indicated in previous public reports, the Company uses less than the capacity of its facilities and is also interested in reducing its expenses. As part of this process, the Company has engaged a commercial real estate broker to explore alternatives. These alternatives include the sale of all or part of the facilities, a sale of all or part of the facilities combined with a leaseback by the Company of the facilities, or a lease of all or part of the facilities by the Company to a third party. There is, however, no assurance that acceptable transactions will be offered or completed.



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

	As of June 30, 2007, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms as of June 30, 2007. There was no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Not Applicable

Item 2.	Not Applicable.

Item 3.	Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

		On May 2, 2007, we held our 2007 Annual Meeting of Shareholders. At that meeting, the seven existing directors were nominated and re-elected as our directors. These seven persons constitute all members of our Board of Directors. These directors and the votes for and withheld for each of them were as follows:

                          For              Withheld
                        ---------          --------
Mark E. Goldstein       8,706,284           337,779
Jeffrey R. Hinkle       8,793,321           250,742
Jeffry B. Johnson       8,768,821           275,242
Dennis P. Passantino    8,789,284           254,779
Carl A. Bellini         8,805,899           238,164
Dennis H. Field         8,764,899           279,164
Gerald J. Laber         8,766,521           277,542

Item 5.	Not Applicable

Item 6.	Exhibits

31.1    Rule 13a-14(a) Certification of the Chief Executive
         Officer
31.2    Rule 13a-14(a) Certification of the Chief Financial
         Officer
32.1    Section 1350 Certification


SIGNATURES

       In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

       			SCOTT'S LIQUID GOLD-INC.


August 10, 2007		BY:   /s/ Mark E. Goldstein
    Date 				--------------------------------------
					Mark E. Goldstein
					President and Chief Executive Officer


August 10, 2007		BY:   /s/ Jeffry B. Johnson
    Date				--------------------------------------
					Jeffry B. Johnson
					Treasurer and Chief Financial Officer


EXHIBIT INDEX

Exhibit No.       Document

31.1              Rule 13a-14(a) Certification of the Chief Executive
                   Officer
31.2              Rule 13a-14(a) Certification of the Chief Financial
                   Officer
32.1              Section 1350 Certification