Form 10QSB/A
period 2007-03-31
SCOTTS LIQUID GOLD INC
filed 2007-11-01
CIK 88000

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB/A

                                 (Amendment No. 1)

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

Explanatory Note:

	We are amending our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007 to amend and restate our consolidated financial statements and related financial information for the quarter ended
March 31, 2007. This Form 10-QSB/A also reflects management's assessment of disclosure controls and procedures as set forth in Item 3A(T). This Form 10-QSB/A does not reflect events occurring after May 4, 2007 (which is the date of filing our Form 10-QSB for the first quarter of 2007).
We are also amending our Form 10-QSB for the quarter ended June 30, 2007.

	In our Current Report on Form 8-K filed on October 25, 2007, we announced that on October 22, 2007, the Audit Committee of our Board of Directors concluded that our financial statements for the quarter ended March 31, 2007 and for the quarter and six months ended June 30, 2007, included in our quarterly reports on Form 10-QSB for those quarters, should be revised to reflect adjustments to our reserve for promotional activities which were deducted from gross sales for the quarter ended March 31, 2007. These adjustments reflect the cost of an unauthorized marketing program which occurred in the first quarter of 2007.

	The restated financial statements as of March 31, 2007 in this Form 10-QSB/A include these adjustments. See Note 2 to the Notes to the Consolidated Financial Statements for more information on the restatement. This Form 10-QSB/A also includes related changes to
Item 2 concerning Management's Discussion and Analysis or Plan of Operation. In addition, a material weakness in our disclosure controls and procedures as of March 31, 2007 has been identified and reported to our Audit Committee. Please see Item 3A(T) on Controls and Procedures for a description of these matters and remedial measures which we have implemented.

PART I	FINANCIAL INFORMATION

Item 1.		Financial Statements

              SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
          Consolidated Statements of Operations (Unaudited)

                                          Three Months Ended
                                               March 31,
                                           2007
                                       AS RESTATED       2006
                                       -----------   -----------

Net sales                              $ 3,861,800   $ 4,155,800
                                       -----------   -----------
Operating costs and expenses:
   Cost of Sales                         2,346,500     2,243,500
   Advertising                             112,300       593,700
   Selling                               1,255,400     1,425,500
   General and administrative              814,100       912,100
                                       -----------   -----------
                                         4,528,300     5,174,800
                                       -----------   -----------

Loss from operations                      (666,500)   (1,019,000)
Interest income                             24,200        12,600
Interest expense                          (103,900)      (41,300)
                                       -----------   -----------
                                          (746,200)   (1,047,700)
Income tax expense (benefit)                  -             -
                                       -----------   -----------
Net loss                               $  (746,200)  $(1,047,700)
                                       ===========   ===========

Net loss per common share (Note 3):
   Basic and Diluted                   $     (0.07)  $     (0.10)
                                       ===========   ===========

Weighted average shares outstanding:
   Basic and Diluted                    10,533,000    10,503,000
                                       ===========   ===========

                   SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
                        Consolidated Balance Sheets

                                            March 31,    December 31,
                                              2007
                                          AS RESTATED        2006
                                          ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents              $ 2,028,200    $ 2,804,100
   Investment securities                       50,900         51,100
   Trade receivables, net of allowance
    for doubtful accounts of $61,700 and
    $62,000, respectively                   1,093,300        743,700
   Other receivables                           42,000         55,500
   Inventories, net                         3,459,800      3,291,400
   Prepaid expenses                           129,800        161,600
                                          -----------    -----------
     Total current assets                   6,804,000      7,107,400
Property, plant and equipment, net         13,000,700     13,159,700

Other assets                                   58,600         59,700
                                          -----------    -----------
          TOTAL ASSETS                    $19,863,300    $20,326,800
                                          ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current  liabilities:
   Accounts payable                       $ 2,267,800    $ 1,893,600
   Accrued payroll and benefits               863,400        866,400
   Other accrued expenses                     372,700        417,100
   Current maturities of long-term debt       194,400        191,600
                                          -----------    -----------
      Total current liabilities             3,698,300      3,368,700

Long-term debt, net of current maturities   4,824,800      4,875,500
                                          -----------    -----------
                                            8,523,100      8,244,200

Commitments and contingencies
Shareholders' equity:
   Common stock; $.10 par value, authorized
     50,000,000 shares; issued and
     outstanding 10,533,000 shares          1,053,300      1,053,300
   Capital in excess of par                 5,019,800      5,015,800
   Accumulated comprehensive income               900          1,100
   Retained earnings                        5,266,200      6,012,400
                                          -----------    -----------
      Shareholders' equity                 11,340,200     12,082,600
                                          -----------    -----------

   TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $19,863,300    $20,326,800
                                          ===========    ===========


                  SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
              Consolidated Statements of Cash Flows (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                            ---------------------------
                                                 2007
                                             AS RESTATED       2006
                                             -----------   -----------
Cash flows from operating activities:
Net loss                                     $  (746,200)  $(1,047,700)
                                             -----------   -----------
  Adjustments to reconcile net loss
   to net cash provided (used) by
   operating activities:
      Depreciation and amortization              161,600       175,800
      Stock issued to ESOP                          -           48,700
      Stock options granted                        4,000          -
      Changes in assets and liabilities:
         Trade and other receivables, net       (336,100)      633,300
         Inventories                            (168,400)     (628,200)
         Prepaid expenses and
          other assets                            31,800      (144,400)
         Accounts payable and
          accrued expenses                       326,800       645,400
                                             -----------   -----------
         Total adjustments to net loss            19,700       730,600
                                             -----------   -----------
               Net Cash Used by
                Operating Activities            (726,500)     (317,100)
                                             -----------   -----------

Cash flows from investing activities:
    Purchase of property, plant & equipment       (1,500)      (28,700)
                                             -----------   -----------
               Net Cash Used by
                Investing Activities              (1,500)      (28,700)
                                             -----------   -----------

Cash flows from financing activities:
    Short-term borrowings (payments), net           -          300,000
    Purchase of stock for contribution
     to ESOP                                        -          (48,700)
    Principal payments on
     long-term borrowings                        (47,900)     (233,200)
                                             -----------   -----------
               Net Cash Provided (Used)
                by Financing Activities          (47,900)       18,100
                                              ----------   -----------
Net Decrease in Cash and  Cash Equivalents      (775,900)     (327,700)

Cash and Cash Equivalents,
 beginning of period                           2,804,100     2,260,700
                                             -----------   -----------
Cash and Cash Equivalents,
 end of period                               $ 2,028,200   $ 1,933,000
                                             ===========   ===========

Supplemental disclosures:
    Cash Paid during period for:
      Interest                              $   104,000    $    41,300
                                            ===========    ===========
      Income taxes                          $       900    $     1,100
                                            ===========    ===========


                     SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)


Note 1.	Summary of Significant Accounting Policies

(a)	Company Background
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
	Revenue is generally recognized upon delivery of products to customers, which is when title passes. Reserves for estimated market development support, pricing allowances and returns are provided in the period of sale as a reduction of revenue. Reserves for returns and allowances are recorded as a reduction of revenue, and are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. At March 31, 2007 and December 31, 2006 approximately $1,019,000
(as restated) and $649,000, respectively, had been reserved as a reduction of accounts receivable, and approximately $55,000 and $50,000, respectively, had been reserved as current liabilities.
Co-op advertising, marketing funds, slotting fees and coupons are deducted from gross sales and totaled $973,100 as restated, and $630,100 at March 31, 2007 and 2006, respectively.

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

	The following table is a reconciliation of our net loss to our total comprehensive loss for the quarters ended March 31, 2007 and 2006:

                               2007
                           As Restated           2006
                           -----------       -----------
Net loss                   $  (746,200)      $(1,047,700)
Unrealized gain (loss) on
 investment securities            (200)             (500)
                           -----------       -----------
Comprehensive loss         $  (746,400)      $(1,048,200)
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

Note 2.	Restatement of Financial Statements

	The adjustment reflects the cost of an unauthorized marketing program which occurred in the first quarter of 2007 which was not discovered until the third quarter of 2007. The marketing program was a 100% rebate program for purchases of certain Alpha Hydrox products sold during a one-week period in March 2007 at a retail drug store chain. The total obligation under the rebate program was approximately $314,000, which reduced net sales by that amount. The effect of the adjustment resulted in the following changes as of and for the period ended March 31, 2007:

                                       As Previously        As
                                          Reported       Restated
                                       -------------    -----------
Statement of Operations
Net sales                              $ 4,175,800      $ 3,861,800
Loss from operations                   $  (352,500)     $  (666,500)
Net loss                               $  (432,200)     $  (746,200)
Net loss per common share -
 Basic and Diluted                     $     (0.04)     $     (0.07)

Balance Sheet
Trade receivables, net                 $ 1,407,300      $ 1,093,300
Total Current assets                   $ 7,118,000      $ 6,804,000
Total assets                           $20,177,300      $19,863,300
Retained earnings                      $ 5,580,200      $ 5,266,200
Total stockholders' equity             $11,654,200      $11,340,200

Statement of Cash Flows
Net loss                               $  (432,200)     $  (746,200)
Trade and other receivables, net       $  (650,100)     $  (336,100)

Note 3.	Basis of Preparation of Financial Statements

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

Note 4.	Earnings per Share

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

Note 5.	Segment Information

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

	The following provides information on our segments for the three months ended March 31:

                                2007                      2006
                       -----------------------  ------------------------
                                    Skin Care
                       Household    Products     Household    Skin Care
                       Products    As Restated   Products     Products
                      -----------  -----------  -----------  -----------
Net sales to
 external customers   $ 2,305,500  $ 1,556,300  $ 2,065,000  $ 2,090,800
                      ===========  ===========  ===========  ===========
Income (loss) before
 profit sharing,
 bonuses and
 income taxes         $    60,300  $  (806,500) $  (327,100) $  (720,600)
                      ===========  ===========  ===========  ===========
Identifiable assets   $ 3,599,000  $ 5,664,600  $ 3,660,700  $ 6,401,800
                      ===========  ===========  ===========  ===========

	The following is a reconciliation of segment information to consolidated information for the three months ended March 31:

                                               2007
                                           As Restated          2006
                                           ------------  -----------
Net sales to external customers            $ 3,861,800   $ 4,155,800
                                           ===========   ===========
Loss before profit sharing,
  bonuses and income taxes                 $  (746,200)  $(1,047,700)
                                           ===========   ===========
Identifiable assets                        $ 9,263,600   $10,062,500
Corporate assets                            10,599,700    10,851,000
                                           -----------   -----------
Consolidated total assets                  $19,863,300   $20,913,500
                                           ===========   ===========

	Corporate assets noted above are comprised primarily of our cash and investments, and property and equipment not directly associated with the manufacturing, warehousing, shipping and receiving activities.


Item 2.	Management's Discussion and Analysis or Plan of Operation

Results of Operations

	This Management's Discussion and Analysis or Plan of Operation has been revised to reflect changes in our restated financial statements as of March 31, 2007. See Note 2 of Consolidated Financial Statements in this Report for more information about the restatement.

	During the first quarter of 2007, we experienced an increase in sales of our Scott's Liquid Gold household products and our Neoteric line of skin care products, while experiencing a decrease in sales of our Montagne Jeunesse line of skin care products and a decrease in sales of our Touch of Scent air freshener line of products. Our net loss for the first quarter of 2007 was $746,200 as restated versus a loss of $1,047,700 in the first quarter of 2006. The loss for 2007 was primarily due to lower sales of the Montagne Jeunesse product line and our Alpha Hydrox skin care line. The decrease in our loss for the first quarter of 2007 compared to the first quarter of 2006 results from a reduction in our operating costs and expenses, including the reduction of advertising.

           Summary of Results as a Percentage of Net Sales

                                                 Three Months Ended
                              Year Ended              March 31,
                              December 31         2007
                                  2006         As Restated     2006
                              -----------      -----------   --------
Net sales
   Scott's Liquid Gold
    household products           53.1%            59.7%      49.7%
   Neoteric Cosmetics            46.9%            40.3%      50.3%
                                ------           ------     ------
Total Net Sales                 100.0%           100.0%     100.0%
Cost of Sales                    57.4%            60.8%      54.0%
                                ------           ------     ------
Gross profit                     42.6%            39.2%      46.0%
Other revenue                     1.0%             0.6%       0.3%
                                 ------          ------     ------
                                  43.6%           39.8%      46.3%
                                 ------          ------     ------
Operating expenses                63.8%           56.5%      70.5%
Interest expense                   2.0%            2.7%       1.0%
                                 ------          ------     ------
                                  65.8%           59.2%      71.5%
                                 ------          ------     ------

Loss before income taxes         (22.2%)         (19.4%)    (25.2%)
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

                            Comparative Net Sales

                                                                Percentage
                                     2007                        Increase
                                  As Restated        2006       (Decrease)
                                  -----------    -----------    ----------
Scott's Liquid Gold and other
 household products               $ 1,960,100    $ 1,681,200        16.6%
Touch of Scent                        345,400        383,800       (10.0%)
                                  -----------    -----------    ----------
     Total household
      chemical products             2,305,500      2,065,000        11.6%
                                  -----------    -----------    ----------

Alpha Hydrox and other skin care      860,400      1,028,700        14.2%
Montagne Jeunesse skin care           695,900      1,062,100       (34.5%)
                                  -----------    -----------    ----------
     Total skin care products       1,556,300      2,090,800       (10.5%)
                                  -----------    -----------    ----------

          Total Net Sales         $ 3,861,800    $ 4,155,800        (0.7%)
                                  ===========    ===========    ==========

Three Months Ended March 31, 2007
Compared to Three Months Ended March 31, 2006

	Consolidated net sales for the first quarter of the current year were $3,861,800 as restated versus $4,155,800 for the first three months of 2006, a decrease of $294,000. Average selling prices were up by $41,300. Co-op advertising, marketing funds, slotting fees, and coupons paid to retailers are deducted from gross sales, and totaled $973,100 as restated in the first quarter of 2007 versus $630,100 in the same quarter in 2006, an increase of $343,000 or 54.4%. This increase consisted of an increase in coupon expense (including a one-time rebate program in March 2007) of $264,300 (resulting from a one-time rebate program of $314,000 in March 2007), an increase in co-op marketing funds of $159,000, and a decrease in slotting fee expenses of $80,300.

	During the first quarter of 2007, net sales of skin care products accounted for 40.3% of consolidated net sales compared to 50.3% for the same quarter of 2006. Net sales of these products for that period were $1,556,300 as restated in 2007 compared to $2,090,800 in 2006, a decrease of $543,500 or 25.6%. Our decrease in sales of Alpha Hydrox and other skin care was due to an increase in promotional expenses, which reduce net sales, offset by the first quarter 2007 introduction of a line of Neoteric Massage Oils, including the initial "pipeline" orders so that the massage oils are on the shelves of retailers.
With only the introduction underway, it is too early to tell about consumer acceptance of the Neoteric Massage Oils. This increase was offset by a decrease in sales of our Alpha Hydrox products. We have continued to experience a drop in unit sales of our more recently introduced 2005 Alpha Hydrox products and our earlier-established alpha hydroxy acid-based products due primarily to maturing in the market for alpha hydroxy acid-based skin care products, intense competition from producers of similar or alternative products, many of which are considerably larger than Neoteric Cosmetics, Inc. and reduced distribution of these products at retail stores in current and prior periods. Sales of these products also decreased in the first quarter of 2007 because of the impact on net sales of the one-time rebate program. For the first quarter of 2007, the sales of our Alpha Hydrox products accounted for 19.5% of net sales of skin care products and 7.9% of total net sales, compared to 32.9% of net sales of skin care products and 16.6% of total net sales in 2006.

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

	Sales of household products for the first quarter of this year accounted for 59.7% of consolidated net sales compared to 49.7% for the same period in 2006. These products are comprised primarily of Scott's Liquid Gold wood care products (Scott's Liquid Gold for wood, a wood wash and wood wipes), mold remediation products and Touch of Scent. During the quarter ended March 31, 2007 sales of household products were $2,305,500 as compared to $2,065,000 for the same quarter in 2006, an increase of $240,500, or 11.6%. Sales of Scott's Liquid Gold wood care and other household products increased from $1,681,200 in 2006 to $1,960,100 in 2007 an increase of $278,900, or 16.6%.
This increase is primarily due to sales of our mold remediation product Mold Control 500 in 2007 which are included in the sales shown for Scott's Liquid Gold and other household products. Mold Control 500 sales were $213,100 for the first quarter of 2007, with Mold Control 500 continuing to be carried in some stores of national retail chains.
In the second quarter of 2006 we began introducing Mold Control 500 under the Scott's Liquid Gold product line. It is too early to determine if this introduction will be successful. Sales of "Touch of Scent" were down by $38,400, or 10.0%, primarily due to a decrease in distribution in past quarters.

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

	On a consolidated basis, cost of goods sold was $2,346,500 during the first three months of 2007 compared to $2,243,500 for the same period of 2006, an increase of $103,000 or 4.6%, on a sales increase of 0.5%. As a percentage of consolidated net sales, cost of goods sold was 60.8% in 2007 versus 54.0% in 2006, an increase of about 12.6%. This was essentially due to our decrease in plant utilization, and the increase in sales promotion expenses which lowered our revenues and thus affected our margins particularly in the skin care line of products.

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

	During the first quarter of 2007 our working capital decreased by $633,000, and concomitantly, our current ratio (current assets divided by current liabilities) decreased from 2.1:1 at December 31, 2006 to 1.8:1 at March 31, 2007. This decrease in working capital is attributable to a net loss in the first three months of 2007 of $746,200, and a reduction in long-term debt of $47,900, offset by depreciation in excess of capital additions of $159,000.

	At March 31, 2007, trade accounts receivable were $1,093,300 as restated versus $743,700 at the end of 2006, largely because sales in the last two months of the quarter ended March 31, 2007 were more than those of the last two months of the quarter ended December 31, 2006. Accounts payable increased from the end of 2006 through March of 2007 by $374,200 corresponding primarily with the increase and timing of purchases of inventory over that period. At
March 31, 2007 inventories were $168,400 more than at December 31, 2006, due to the increase in cosmetic product inventory, resulting partially from lower than anticipated sales in the first quarter, anticipated increases in sales of the Montagne Jeunesse sachets and our proposed new product introductions in the upcoming months.
Prepaid expenses decreased from the end of 2006 by $31,800 primarily due to a decrease in prepaid insurance expenses.

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

	We conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms as of March 31, 2007. The reason is a material weakness relating to an unauthorized marketing program in March 2007 as discussed in Note 2 to the Consolidated Financial Statements in this Report. There was no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

	In September and October 2007, we made the following changes to our disclosure controls and procedures in an effort to remediate the material weakness indicated above:

..	The addition of a National Sales Director as an additional level of review and approval over promotional budgets and program spending.

..	Enhanced budgeting procedures and additional periodic reviews of our promotional programs by our National Sales Director and executive management.

..	Enhanced follow up by our National Sales Director and corporate headquarters to insure that the Company has received all pertinent documentation for sales promotional proposals, commitments and contracts.

..	Required sales call reports, in written form, shortly after sales appointments between Company personnel and our customer's buyer and/or purchasing personnel. This report would, among other things, summarize any commitments made on behalf of the Company or customer.

..	Quarterly, or more often if warranted, review by sales management and executive management of promotional commitments to insure accurate financial reporting.

PART II	OTHER INFORMATION

Item 1.	Not Applicable

Item 2.	Not Applicable.

Item 3.	Not Applicable

Item 4.	Not Applicable

Item 5.	Other Information

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

Item 6.  Exhibits

10.1     2005 Stock Incentive Plan, as amended.*
10.2     Form of 1997 Stock Option Plan Incentive Stock Option
                Agreement*
10.3     Form of 1998 Stock Option Plan Incentive Stock Option
                Agreement*
10.4     Form of 2005 Stock Option Plan Incentive Stock Option
                Agreement*
10.5     Form of 1998 Stock Option Plan Nonqualified Stock
              Option Agreement*
10.6     Form of 2005 Stock Incentive Plan Nonqualified Stock
                Option Agreement*
31.1     Rule 13a-14(a) Certification of the Chief Executive Officer
31.2     Rule 13a-14(a) Certification of the Chief Financial Officer
32.1     Section 1350 Certification

*  Previously filed.

SIGNATURES

	In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

				SCOTT'S LIQUID GOLD-INC.


November 1, 2007		BY:	/s/ Mark E. Goldstein
    Date 			      --------------------------------------
				Mark E. Goldstein
				President and Chief Executive Officer

November 1, 2007		BY:	/s/ Jeffry B. Johnson
    Date				--------------------------------------
					Jeffry B. Johnson
					Treasurer and Chief Financial Officer



EXHIBIT INDEX

Exhibit
No.      Document
10.1     2005 Stock Incentive Plan, as amended. *
10.2     Form of 1997 Stock Option Plan Incentive Stock Option Agreement*
10.3     Form of 1998 Stock Option Plan Incentive Stock Option Agreement*
10.4     Form of 2005 Stock Option Plan Incentive Stock Option Agreement*
10.5     Form of 1998 Stock Option Plan Nonqualified Stock Option
          Agreement*
10.6     Form of 2005 Stock Incentive Plan Nonqualified Stock Option
          Agreement*
31.1     Rule 13a-14(a) Certification of the Chief Executive Officer
31.2     Rule 13a-14(a) Certification of the Chief Financial Officer
32.1     Section 1350 Certification

*  Previously filed.