Form 10QSB/A
period 2007-06-30
SCOTTS LIQUID GOLD INC
filed 2007-11-01
CIK 88000

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



Explanatory Note:

	We are amending our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 to amend and restate our consolidated financial statements and related financial information for the quarter ended June 30, 2007. This Form 10-QSB/A also reflects management's assessment of disclosure controls and procedures as set forth in
Item 3A(T). This Form 10-QSB/A does not reflect events occurring after August 10, 2007 (which is the date of filing our Form 10-QSB for the first quarter of 2007). We are also amending our Form 10-QSB for the quarter ended March 31, 2007.

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

	The restated financial statements as of June 30, 2007 in this Form 10-QSB/A reflect these adjustments. See Note 2 to the Notes to the Consolidated Financial Statements for more information on the restatement. This Form 10-QSB/A also includes related changes to Item 2 concerning Management's Discussion and Analysis or Plan of Operation.
In addition, a material weakness in our disclosure controls and procedures as of March 31, 2007 has been identified and reported to our Audit Committee. Please see Item 3A(T) on Controls and Procedures for a description of these matters and remedial measures which we have implemented.


PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

                    SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
               Consolidated Statements of Operations (Unaudited)

                      Three Months Ended           Six Months Ended
                   -------------------------   -------------------------
                             June 30,                    June 30,
                       2007          2006          2007          2006
                   -----------   -----------   -----------   -----------
                                               AS RESTATED

Net sales          $ 4,304,200   $ 4,133,300   $ 8,166,000   $ 8,289,100

Operating costs
 and expenses:
   Cost of sales     2,340,600     2,567,400     4,687,100     4,810,900
   Advertising          88,800       107,600       201,100       701,300
   Selling           1,379,000     1,410,200     2,634,400     2,835,700
   General and
    administrative     768,800       863,200     1,582,900     1,775,300
                   -----------   -----------   -----------   -----------
                     4,577,200     4,948,400     9,105,500    10,123,200
                   -----------   -----------   -----------   -----------

Loss from
 operations           (273,000)     (815,100)     (939,500)   (1,834,100)
Interest income         19,600        14,300        43,800        26,900
Interest expense      (104,200)      (59,100)     (208,100)     (100,400)
                   -----------   -----------   -----------   -----------
                      (357,600)     (859,900)   (1,103,800)   (1,907,600)
Income tax expense
 (benefit)                -             -            -              -
                   -----------   -----------   -----------   -----------
Net loss           $  (357,600)  $  (859,900)  $(1,103,800)  $(1,907,600)
                   ===========   ===========   ===========   ===========

Net loss per common
 share (Note 3):
   Basic and
    Diluted        $     (0.03)  $     (0.08)  $     (0.10)  $     (0.18)
                   ===========   ===========   ===========   ===========

Weighted average
 shares outstanding:
   Basic and
    Diluted         10,533,000    10,503,000    10,533,000    10,503,000
                   ===========   ===========   ===========   ===========

                 SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
                      Consolidated Balance Sheets

                                            June 30,     December 31,
                                              2007           2006
                                          ------------   ------------
                                           AS RESTATED
ASSETS
Current assets:
   Cash and cash equivalents              $ 1,836,300    $ 2,804,100
   Investment securities                       50,500         51,100
   Trade receivables, net of allowance
    for doubtful accounts of $62,800
    and $62,000, respectively                 829,400        743,700
   Other receivables                           70,400         55,500
   Inventories, net                         3,593,500      3,291,400
   Prepaid expenses                           253,800        161,600
                                          -----------    -----------
     Total current assets                   6,633,900      7,107,400

Property, plant and equipment, net         12,869,700     13,159,700

Other assets                                   57,500         59,700
                                          -----------    -----------
          TOTAL ASSETS                    $19,561,100    $20,326,800
                                          ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current  liabilities:
   Accounts payable                       $ 2,275,700    $ 1,893,600
   Accrued payroll and benefits             1,038,200        866,400
   Other accrued expenses                     280,400        417,100
   Current maturities of long-term debt       198,400        191,600
                                          -----------    -----------
      Total current liabilities             3,792,700      3,368,700

Long-term debt, net of current maturities   4,774,200      4,875,500
                                          -----------    -----------
                                            8,566,900      8,244,200

Commitments and contingencies
Shareholders' equity:
   Common stock; $.10 par value, authorized
     50,000,000 shares; issued and
     outstanding 10,533,000 shares          1,053,300      1,053,300
   Capital in excess of par                 5,031,800      5,015,800
   Accumulated comprehensive income               500          1,100
   Retained earnings                        4,908,600      6,012,400
                                          -----------    -----------
      Shareholders' equity                 10,994,200     12,082,600
                                          -----------    -----------

   TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $19,561,100    $20,326,800
                                          ===========    ===========

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

                                                   Six Months Ended
                                                       June 30,
                                              --------------------------
                                                 2007            2006
                                              -----------    -----------
                                               AS RESTATED
Cash flows from operating activities:
    Net loss                                  $(1,103,800)   $(1,907,600)
                                              -----------    -----------
    Adjustments to reconcile net loss to
     net cash provided (used) by
     operating activities:
      Depreciation and amortization               323,200        353,300
      Stock issued to ESOP                           -            48,700
      Stock options granted                        16,000           -
      Gain on disposal of assets                     -            (8,800)
      Changes in assets and liabilities:
         Trade and other receivables, net        (100,600)       691,100
         Inventories                             (302,100)      (521,600)
         Prepaid expenses and other assets        (92,200)      (292,500)
         Accounts payable and
          accrued expenses                        417,200        417,200
                                              -----------    -----------
         Total adjustments to net loss            261,500       687,400
                                              -----------    -----------
           Net Cash Used by
            Operating Activities                 (842,300)    (1,220,200)
                                              -----------    -----------

Cash flows from investing activities:
    Proceeds from disposal of assets                 -             8,800
    Purchase of property, plant & equipment       (31,000)       (68,200)
                                              -----------    -----------
           Net Cash Used by Investing
            Activities                            (31,000)       (59,400)
                                              -----------    -----------

Cash flows from financing activities:
    Proceeds from long-term borrowings               -         5,156,600
    Short-term borrowings (payments), net            -          (150,000)
    Purchase of stock for contribution to ESOP       -           (48,700)
    Principal payments on long-term borrowings    (94,500)    (1,894,400)
    Loan origination fees and other costs            -           (64,600)
                                              -----------    -----------
           Net Cash Provided (Used) by
            Financing Activities                  (94,500)     2,998,900
                                                  -----------    -----------
Net Increase (Decrease) in Cash and
 Cash Equivalents                                (967,800)     1,719,300
Cash and Cash Equivalents,
 beginning of period                            2,804,100      2,260,700
                                              -----------    -----------
Cash and Cash Equivalents,
 end of period                                $ 1,836,300    $ 3,980,000
                                              ===========    ===========

Supplemental disclosures:
    Cash paid during period for:
      Interest                                $   209,300    $   101,500
                                              ===========    ===========
      Income taxes                            $       900    $     1,100
                                              ===========    ===========


SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 1.	Summary of Significant Accounting Policies

(a)	Company Background
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
	Revenue is recognized when an arrangement exists to sell our product, we have delivered such product in accordance with that arrangement, the sales price is determinable, and collectibility is probable. Reserves for estimated market development support, pricing allowances and returns are provided in the period of sale as a reduction of revenue. Reserves for returns and allowances are recorded as a reduction of revenue, and are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. At June 30, 2007 and December 31, 2006 approximately $1,229,000 as restated and $649,000, respectively, had been reserved as a reduction of accounts receivable, and approximately $55,000 and $50,000, respectively, had been reserved as current liabilities. Co-op advertising, marketing funds, slotting fees and coupons are deducted from gross sales and totaled $1,321,200 as restated, and $1,152,700 at June 30, 2007 and 2006, respectively.

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


       The following table is a reconciliation of our net loss to our total comprehensive loss:

                       Three Months Ended        Six Months Ended
                           June 30,                 June 30,
                     ----------------------  -------------------------
                                                 2007
                        2007        2006     As Restated       2006
                     ----------  ----------  ------------  -----------
Net loss             $(357,600)  $(859,900)  $(1,103,800)  $(1,907,600)
Unrealized loss
 on investment
 securities               (500)       (700)         (600)       (1,200)
                     ----------  ----------  ----------    ------------
Comprehensive loss   $(358,100)  $(860,600)  $(1,104,400)  $(1,908,800)
                     ==========  ==========  ============  ===========

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

The adjustment reflects the cost of an unauthorized marketing program which occurred in the first quarter of 2007 which was not discovered until the third quarter of 2007. The marketing program was a 100% rebate program for purchases of certain Alpha Hydrox products sold during a one-week period in March 2007 at a retail drug store chain. The total obligation under the rebate program was approximately $314,000, which reduced net sales by that amount. The effect of the adjustment resulted in the following changes as of and for the six months ended June 30, 2007:

                                       As Previously        As
                                          Reported       Restated
                                       -------------    -----------
Statement of Operations
Net sales                              $ 8,480,000      $ 8,166,000
Loss from operations                   $  (625,500)     $  (939,500)
Net loss                               $  (789,800)     $(1,103,800)
Net loss per common share -
 Basic and Diluted                     $     (0.07)     $     (0.10)

Balance Sheet
Trade receivables, net                 $ 1,143,400      $   829,400
Total Current assets                   $ 6,947,900      $ 6,663,900
Total assets                           $19,875,100      $19,561,100
Retained earnings                      $ 5,222,600      $ 4,908,600
Total stockholders' equity             $11,308,200      $10,994,200

Statement of Cash Flows
Net loss                               $  (789,800)     $(1,103,800)
Trade and other receivables, net       $  (414,600)     $  (100,600)


Note 3.	Basis of Preparation of Financial Statements

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











	The following provides information on our segments for the three and six months ended June 30:

                               Three Months ended June 30,
                -----------------------------------------------------
                         2007                       2006
                -------------------------  --------------------------
                Household     Skin Care     Household     Skin Care
                Products      Products      Products      Products
                -----------   -----------   -----------   -----------

Net sales to
 external
customers       $ 1,936,200   $ 2,368,000   $ 2,561,000   $ 1,572,300
                ===========   ===========   ===========   ===========
Income(loss)
 before profit
 sharing,
 bonuses and
 income taxes   $    28,200   $  (385,800)  $   (46,700)  $  (813,200)
                ===========   ===========   ===========   ===========
Identifiable
 assets         $ 3,483,000   $ 6,051,800   $ 4,025,600   $ 5,995,800
                ===========   ===========   ===========   ===========

                                Six Months ended June 30,
                -----------------------------------------------------
                         2007                       2006
                -------------------------  --------------------------
                               Skin Care
                Household      Products      Household     Skin Care
                Products      As Restated    Products      Products
                -----------   -----------   -----------   -----------
Net sales to
 external
 customers      $ 4,241,700   $ 3,924,300   $ 4,626,000   $ 3,663,100
                ===========   ===========   ===========   ===========
Income(loss)
 before profit
 sharing,
 bonuses and
 income taxes   $    88,500   $(1,192,300)  $  (373,800)  $(1,533,800)
                ===========   ===========   ===========   ===========
Identifiable
 assets         $ 3,483,000   $ 5,737,800   $ 4,025,600   $ 5,995,800
                ===========   ===========   ===========   ===========












	The following is a reconciliation of segment information to consolidated information for the three and six months ended June 30:

                Three Months ended June 30,   Six Months ended June 30,
                ---------------------------   -------------------------
                                                  2007
                    2007          2006        As Restated       2006
                ------------  ------------    ------------  -----------
Net sales to
 external
 customers      $ 4,304,200   $ 4,133,300     $ 8,166,000   $ 8,289,100
                ============  ============    ============  ===========
Loss before
 profit  sharing,
 bonuses and
 income taxes   $  (357,600)  $  (859,900)    $(1,103,800)  $(1,907,600)
                ============  ============    ============  ===========
Identifiable
 assets         $ 9,220,800   $10,021,400     $ 9,220,800   $10,021,400
Corporate
 assets          10,340,300    12,848,700      10,340,300    12,848,700
               ------------  ------------    ------------  ------------
Consolidated
 total assets   $19,561,100   $22,870,100     $19,561,100   $22,870,100
                ============  ============    ============  ===========

	Corporate assets noted above are comprised primarily of our cash and investments, and property and equipment not directly associated with the manufacturing, warehousing, shipping and receiving activities.

Item 2.	Management's Discussion and Analysis or Plan of Operation

Results of Operations

	This Management's Discussion and Analysis or Plan of Operation has been revised to reflect changes in our restated financial statements as of June 30, 2007. See Note 2 of Consolidated Financial Statements in this Report for more information about the restatement.

	During the first half of 2007, we experienced a decrease in sales of our Scott's Liquid Gold household chemical products, while experiencing an increase in sales of our Montagne Jeunesse line of skin care products and an increase in sales of our Alpha Hydrox skin care products. Our net loss for the first half of 2007 was $1,103,800 as restated versus a loss of $1,907,600 in the first half of 2006. The decrease in our loss for the first half of 2007 compared to the first half of 2006 results from a reduction in our operating costs and expenses, including the reduction of advertising.







             Summary of Results as a Percentage of Net Sales

                              Year Ended        Six Months Ended
                              December 31,          June 30,
                              ------------     -------------------
                                                 2007
                                  2006         As Restated    2006
                              ------------     -----------  --------
Net sales
   Scott's Liquid Gold
    household products           53.1%           51.9%       55.8%
   Neoteric Cosmetics            46.9%           48.1%       44.2%
                                ------          ------      ------
Total Net Sales                 100.0%          100.0%      100.0%
Cost of Sales                    57.4%           57.4%       58.0%
                                ------          ------      ------
Gross profit                     42.6%           42.6%       42.0%
Other revenue                     1.0%            0.5%        0.3%
                                ------          ------      ------
                                 43.6%           43.1%       42.3%
                                ------          ------      ------

Operating expenses               63.8%           54.1%       64.1%
Interest                          2.0%            2.5%        1.2%
                                ------          ------      ------
                                 65.8%           56.6%       65.3%
                                ------          ------      ------

Loss before income taxes        (22.2%)         (13.5%)     (23.0%)
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

                           Comparative Net Sales

                                Six Months Ended June 30,
                          -----------------------------------------
                                                         Percentage
                              2007                        Increase
                          As Restated       2006         (Decrease)
                          -----------    -----------     ----------
Scott's Liquid Gold and
 other household products $3,654,900     $3,930,800          (7.0%)
Touch of Scent               586,800        695,200         (15.6%)
                          -----------    -----------        ------
  Total household
   chemical products       4,241,700      4,626,000          (8.3%)
                          -----------    -----------        ------

Alpha Hydrox and
 other skin care           1,541,500      1,681,100          (8.3%)
Montagne Jeunesse
 skin care                 2,382,800      1,982,000          20.2%
                          -----------    -----------        ------
  Total skin care
   products                3,924,300      3,663,100           7.1%
                          -----------    -----------        ------

     Total Net Sales      $8,166,000     $8,289,100          (1.5%)
                          ===========    ===========        ======

Six Months Ended June 30, 2007
Compared to Six Months Ended June 30, 2006

	Consolidated net sales for the first half of the current year were $8,166,000 as restated versus $8,289,100 for the first six months of 2006, a decrease of $123,100. Average selling prices were up by $104,200. Co-op advertising, marketing funds, slotting fees, and coupons paid to retailers are deducted from gross sales, and totaled $1,321,200 in the first half of 2007 versus $1,152,700 in the same period in 2006, an increase of $168,500 or 14.6%. This increase consisted of an increase in coupon expense of $80,900 because of a $314,000 one-time rebate program in March 2007, an increase in co-op marketing funds of $138,700, and a decrease in slotting fee expenses of $51,100.

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

	During the first half of 2007, net sales of skin care products accounted for 48.1% of consolidated net sales compared to 44.2% for the same period of 2006. Net sales of these products for that period were $3,924,300 as restated in 2007 compared to $3,663,100 in 2006, an increase of $261,200 or 7.1%. Our increase in sales of Alpha Hydrox and other skin care was due to the first half 2007 introduction of the line Neoteric Massage Oils, including the initial, first quarter, "pipeline" orders so that the massage oils are on the shelves of retailers. With only the introduction underway, it is too early to tell about consumer acceptance of Neoteric Massage Oils. This increase was offset in part by a decrease in sales of our Alpha
Hydrox products introduced in 2005. We have continued to experience a drop in unit sales of our more recently introduced Alpha Hydrox products and our earlier-established alpha hydroxy acid-based products due primarily to maturing in the market for alpha hydroxy acid-based skin care products, intense competition from producers of similar or alternative products, many of which are considerably larger than Neoteric Cosmetics, Inc. and reduced distribution of these products at retail stores in current and prior periods. Sales of these products also decreased in the first six months of 2007 because of the impact on net sales of the one-time rebate program in March, 2007. For the first half of 2007, the sales of our Alpha
Hydrox products accounted for 16.5% of net sales of skin care products and 7.9% of total net sales, compared to 30.7% of net sales of skin care products and 13.6% of total net sales in 2006.

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

	Sales of household products for the first half of this year accounted for 51.9% of consolidated net sales compared to 55.8% for the same period in 2006. These products are comprised of Scott's
Liquid Gold wood care products (Scott's Liquid Gold for wood, a wood wash and wood wipes), mold remediation products and Touch of Scent. During the six months ended June 30, 2007 sales of household products were $4,241,700 as compared to $4,626,000 for the same period in 2006, a decrease of $384,300, or 8.3%. Sales of Scott's Liquid Gold wood care products decreased by $315,100 in 2007 versus 2006. We believe this reduction to be a result of a decrease in media advertising of our wood care products in 2007 versus 2006. Mold Control 500 sales, which are shown in the sales for Scott's Liquid Gold and other household products, were $472,000 for the first half of 2007 versus $432,800 in the same period of 2006. Sales of "Touch of Scent" were down by $108,400 or 15.6%, primarily due to a decrease in distribution in past quarters. We anticipate that there will be further reductions in distribution of our older Touch of scent products in the fourth quarter of 2007.

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

	On a consolidated basis, cost of goods sold was $4,687,100 during the first half of 2007 compared to $4,810,900 for the same period of 2006, a decrease of $123,800 or 2.6%, on a sales decrease of 1.5%. As a percentage of consolidated net sales, cost of goods sold was 57.4% in 2007 versus 58.0% in 2006, a decrease of about 1.1%.

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

	On a consolidated basis, cost of goods sold was $2,340,600 during the second quarter of 2007 compared to $2,567,400 for the same period of 2006, a decrease of $226,800 (8.8%), on a sales increase of 4.1%. As a percentage of consolidated net sales for the second quarter of 2007, cost of goods sold was 54.4% compared to 62.1% in 2006, a decrease of 12.5%, which reflects primarily the decrease in sales promotion expenses, particularly in the skin care line of products, which are offset against sales, which increased our margins.

             Operating Expenses, Interest Expense and Other Income

                                                             Percentage
                                                              Increase
                                    2007           2006      (Decrease)
                                -----------    -----------   ----------
Operating Expenses
   Advertising                  $    88,800     $   107,600     (17.5%)
   Selling                        1,379,000       1,410,200      (2.2%)
   General & Administrative
         expenses                   768,800         863,200     (10.9%)
                                -----------     -----------     ------
        Total operating
         Expenses               $ 2,236,600     $ 2,381,000      (6.1%)
                                ===========     ===========     ======

Interest Income                 $    19,600     $    14,300      37.1%

Interest Expense                $   104,200     $    59,100      76.3%

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

	During the first half of 2007, our working capital decreased by $897,500, and concomitantly, our current ratio (current assets divided by current liabilities) decreased from 2.1:1 at December 31, 2006 to 1.7:1 at June 30, 2007. This decrease in working capital is attributable to a net loss in the first half of 2007 of $1,103,800, reduction in long-term debt of $101,300, offset by depreciation in excess of capital additions of $290,000.

	At June 30, 2007, trade accounts receivable were $829,400 as restated versus $743,700 at the end of 2006, largely because sales in the last two months of the quarter ended June 30, 2007 were more than those of the last two months of the quarter ended December 31, 2006. Accounts payable increased from the end of 2006 through June of 2007 by $382,100 corresponding primarily with the increase and timing of purchases of inventory over that period. At June 30, 2007 inventories were $302,100 more than at December 31, 2006, due to the increase in cosmetic product inventory to support our new products, including new product introductions in the upcoming months. Prepaid expenses increased from the end of 2006 by $92,200 primarily due to an increase in prepaid promotional expenses. Accrued payroll and benefits increased $171,800 from December 31, 2006 to June 30, 2007 primarily because of the increase in accrued employee fringe benefits. Other Accrued liabilities decreased by $136,700 primarily because of a decrease in accrued property taxes.

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

	We conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms as of June 30, 2007. The reason is a material weakness relating to an unauthorized marketing program in March 2007 as discussed in Note 2 to the Consolidated Financial Statements in this Report. There was no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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