Form 10QSB
period 2007-11-13
SCOTTS LIQUID GOLD INC
filed 2007-11-14
CIK 88000

UNITED STATES
	               SECURITIES AND EXCHANGE COMMISSION

	                     WASHINGTON, D.C.  20549

	                           FORM 10-QSB


	             QUARTERLY REPORT UNDER SECTION 13 OF THE
	               SECURITIES EXCHANGE ACT OF 1934

	                FOR THE QUARTERLY PERIOD ENDED

	                       September 30, 2007


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

	As of September 30, 2007, the Registrant had 10,560,000 of its $0.10 par value common stock outstanding.















PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

                  SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
             Consolidated Statements of Operations (Unaudited)

                           Three Months                 Nine Months
                       Ended September 30,         Ended September 30,
                   -------------------------    -------------------------
                       2007          2006           2007          2006
                   -----------   -----------    -----------   -----------
Net sales          $ 4,644,100   $ 3,842,400    $12,810,100   $12,131,500

Operating costs
 and expenses:
   Cost of sales     2,609,300     2,069,300      7,296,400     6,880,200
   Advertising          66,700       360,900        267,800     1,062,200
   Selling           1,406,900     1,353,400      4,041,300     4,189,100
   General and
    administrative     735,800       791,400      2,318,700     2,566,700
                   -----------   -----------    -----------   -----------
                     4,818,700     4,575,000     13,924,200    14,698,200
                   -----------   -----------    -----------   -----------

Loss from
operations            (174,600)     (732,600)    (1,114,100)   (2,566,700)

Gain on disposal
 of assets                -           67,100           -           67,100
Interest income         16,700        35,300         60,600        62,200
Interest expense      (107,600)     (110,800)      (315,700)     (211,200)
                   -----------   -----------    -----------   -----------
Loss before
 income taxes         (265,500)     (741,000)    (1,369,300)   (2,648,600)

Income tax expense
 (benefit)                -               -              -             -
                   -----------   -----------    -----------   -----------

Net loss           $  (265,500)  $  (741,000)   $(1,369,300)  $(2,648,600)
                   ===========   ===========    ===========   ===========

Net loss per
 common share
 (Note 3):
   Basic           $     (0.03)  $     (0.07)   $     (0.13) $     (0.25)
                   ===========   ===========    ===========   ===========
   Diluted         $     (0.03)  $     (0.07)   $     (0.13) $     (0.25)
                   ===========   ===========    ===========   ===========

Weighted average
 shares outstanding:
   Basic            10,545,000    10,503,000     10,537,000    10,503,000
                   ===========   ===========    ===========   ===========
   Diluted          10,545,000    10,503,000     10,537,000    10,503,000
                   ===========   ===========    ===========   ===========

                 SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
                      Consolidated Balance Sheets

                                          September 30   December 31,
                                              2007           2006
                                          ------------   ------------
                                          (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents              $ 1,248,100    $ 2,804,100
   Investment securities                       50,400         51,100
   Trade receivables, net of allowance
    for doubtful accounts of $62,800
    and $62,000, respectively               1,218,600        743,700
   Other receivables                           55,100         55,500
   Inventories, net                         3,523,500      3,291,400
   Prepaid expenses                           273,400        161,600
                                          -----------    -----------
     Total current assets                   6,369,100      7,107,400

Property, plant and equipment, net         12,739,300     13,159,700

Other assets                                   56,500         59,700
                                          -----------    -----------
          TOTAL ASSETS                    $19,164,900    $20,326,800
                                          ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current  liabilities:
   Accounts payable                       $ 2,343,900    $ 1,893,600
   Accrued payroll and benefits               775,500        866,400
   Other accrued expenses                     353,500        417,100
   Current maturities of long-term debt       200,700        191,600
                                          -----------    -----------
      Total current liabilities             3,673,600      3,368,700

Long-term debt, net of current maturities   4,724,900      4,875,500
                                          -----------    -----------
                                            8,398,500      8,244,200

Commitments and contingencies
Shareholders' equity:
   Common stock; $.10 par value, authorized
     50,000,000 shares; issued and
     outstanding 10,560,000 shares          1,056,000      1,053,300
   Capital in excess of par                 5,066,900      5,015,800
   Accumulated comprehensive income               400          1,100
   Retained earnings                        4,643,100      6,012,400
                                          -----------    -----------
      Shareholders' equity                 10,766,400     12,082,600
                                          -----------    -----------

   TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $19,164,900    $20,326,800
                                          ===========    ===========

               SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
          Consolidated Statements of Cash Flows (Unaudited)

                                                   Nine Months Ended
                                                     September 30,
                                              --------------------------
                                                   2007          2006
                                              -----------    -----------
Cash flows from operating activities:
Net loss                                      $(1,369,300)   $(2,648,600)
                                              -----------    -----------
  Adjustments to reconcile net loss to net
   cash provided (used) by operating
   activities:
    Depreciation and amortization                 484,700        533,000
    Stock issued to ESOP                           25,100         48,700
    Stock options granted                          28,700           -
    Gain on disposal of assets                       (200)       (67,100)
    Changes in assets and liabilities:
       Trade and other receivables, net          (474,500)       872,400
       Inventories, net                          (232,100)      (656,600)
       Prepaid expenses                          (111,800)       (80,000)
       Accounts payable and accrued expenses      295,800        541,800
                                              -----------     ----------
    Total adjustments to net loss                  15,700      1,192,200
                                              -----------    -----------
       Net Cash Used by Operating Activities   (1,353,600)    (1,456,400)
                                              -----------    -----------
Cash flows from investing activities:
  Proceeds from disposal of assets                    200         93,800
  Purchase of property, plant & equipment         (61,100)       (84,200)
                                              -----------    -----------
       Net Cash Provided (Used) by
        Investing Activities                      (60,900)         9,600
                                              -----------    -----------

Cash flows from financing activities:
  Proceeds from long-term borrowings                 -         5,156,600
  Short-term borrowings (payments), net              -          (570,000)
  Purchase of stock for contribution to ESOP         -           (48,700)
  Principal payments on long-term borrowings     (141,500)    (1,938,200)
  Loan origination fees and other costs              -           (64,600)
                                              -----------    -----------
       Net Cash Provided (Used) by
        Financing Activities                     (141,500)     2,535,100
                                              -----------    -----------
Net Increase (Decrease) in Cash and
 Cash Equivalents                              (1,556,000)     1,088,300
Cash and Cash Equivalents,
 beginning of period                            2,804,100      2,260,700
                                              -----------    -----------
Cash and Cash Equivalents, end of period      $ 1,248,100    $ 3,349,000
                                              ===========    ===========
Supplemental disclosures:
  Cash paid during period for:
    Interest                                  $   316,800    $   215,900
                                              ===========    ===========
    Income taxes                             $     2,000    $     1,100
                                             ===========    ===========


                SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited)

Note 1.	Summary of Significant Accounting Policies

(a)	Company Background
	Scott's Liquid Gold-Inc. (a Colorado corporation) was incorporated on February 15, 1954. Scott's Liquid Gold-Inc. and its wholly owned subsidiaries (collectively, "we" or "our") manufacture and market quality household and skin care products, and we fill, package and
market our Mold Control 500 product.   Since the first quarter of 2001,
we have acted as a distributor in the United States of beauty care products contained in individual sachets and manufactured by Montagne Jeunesse. Our business is comprised of two segments, household products and skin care products.

(b)	Principles of Consolidation
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
	We account for investments in marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities", which requires that we classify investments in marketable securities according to management's intended use of such investments. We invest our excess cash and have established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. We consider all investments as available for use in our current operations and, therefore, classify them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, reported net of tax, as a separate component of shareholders' equity and comprehensive income (loss).
The cost of the securities sold is based on the specific identification method. Investments in corporate and government securities as of September 30, 2007, are scheduled to mature within one year.

(f)	Inventories
	Inventories consist of raw materials and finished goods and are stated at the lower of cost (first-in, first-out method) or market.
We record a reserve for slow moving and obsolete products and raw materials. We estimate reserves for slow moving and obsolete products and raw materials based upon historical and anticipated sales.

	Inventories were comprised of the following at:

                              September 30, 2007  December 31, 2006
                              ------------------  -----------------
      Finished goods           $ 2,562,500           $ 2,435,400
      Raw materials              1,368,700             1,337,200
      Inventory reserve
       for obsolescence           (407,700)             (481,200)
                               -----------           -----------
                               $ 3,523,500           $ 3,291,400
                               ===========           ===========

(g)	Property, Plant and Equipment
	Property, plant and equipment are recorded at historical cost. Depreciation is provided using the straight-line method over estimated useful lives of the assets ranging from three to forty-five years. Building structures and building improvements are estimated to have useful lives of 35 to 45 years and 3 to 20 years, respectively. Production equipment and production support equipment are estimated to have useful lives of 15 to 20 years and 3 to 10 years, respectively. Office furniture and office machines are estimated to have useful lives of 10 to 20 and 3 to 5 years, respectively. Carpeting, drapes and company vehicles are estimated to have useful lives of 5 to 10 years. Maintenance and repairs are expensed as incurred. Improvements that extend the useful lives of the assets or provide improved efficiency are capitalized.

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

	The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. The fair value of investments in marketable securities is based upon quoted market value. Our long-term debt bears interest at a fixed rate that adjusts annually on the anniversary date to a then prime rate. The carrying value of long-term debt approximates fair value as of September 30, 2007 and December 31, 2006.

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
	Revenue is recognized when an arrangement exists to sell our product, we have delivered such product in accordance with that arrangement, the sales price is determinable, and collectibility is probable. Reserves for estimated market development support, pricing allowances and returns are provided in the period of sale as a reduction of revenue. Reserves for returns and allowances are recorded as a reduction of revenue, and are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. At September 30, 2007 and December 31, 2006 approximately $839,000 and $649,000, respectively, had been reserved as a reduction of accounts receivable, and approximately $32,000 and $50,000, respectively, had been reserved as current liabilities.
Co-op advertising, marketing funds, slotting fees and coupons are deducted from gross sales and totaled $1,797,000, and $1,804,000 at September 30, 2007 and 2006, respectively.


(l)	Advertising Costs
	We expense advertising costs as incurred.

(m)	Stock-based Compensation
	At September 30, 2007, we had four stock-based employee compensation plans. During the first quarter of fiscal 2007, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 123-revised 2004
("SFAS 123R"), "Share-Based Payment" which replaced Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. No grants occurred in 2006 subsequent to the adoption of SFAS 123R and all outstanding options granted prior to December 31, 2006 were fully vested as of December 31, 2006.

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

	During the third quarter of 2007 we granted options for 92,000 shares of our common stock at $0.82 per share and 2,000 shares of our common stock at $0.85 per share to employees. During the first quarter of 2007, we granted 448,550 options for shares of our common stock (268,500 to employees and 180,000 to non-employee directors) at $0.82 per share. The options which vest ratably over forty-eight months, or upon a change in control, and which expire after five years, were granted at or above the market value as of the date of grant.

	The weighted average fair market value of the options granted in the first quarter of 2007 of $0.42 was estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions.

	Expected life of options             4.5 years
	Risk-free interest rate              4.46%
	Expected volatility of stock          58%
	Expected dividend rate               None







	The weighted average fair market value of the options granted in the third quarter of 2007 of $0.47 was estimated on the date of each grant using a Black-Scholes option pricing model with the following assumptions.

	Expected life of options             4.5 years
	Risk-free interest rate              4.2%
	Expected volatility of stock          57%
	Expected dividend rate               None

	Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) under SFAS 123R was $28,700 in the nine months ended September 30, 2007. Approximately $200,700 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next forty-one to forty-seven months. In accordance with SFAS 123R, there was no tax benefit from recording the non-cash expense as relates to the options granted to employees as these were qualified stock options which are not normally tax deductible. With respect to the non-cash expense associated with the options granted to the non-employee directors, no tax benefit was recognized due to the existence of as yet unutilized net operating losses. At such time as these operating losses have been utilized and a tax benefit is realized from the issuance of non-qualified stock options, a corresponding tax benefit may be recognized.

(n)	Comprehensive Income
	We follow SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income includes all changes in equity during a period from non-owner sources.

	The following table is a reconciliation of our net loss to our total comprehensive loss:

                         Three Months Ended         Nine Months Ended
                            September 30,             September 30,
                       ----------------------   -----------------------
                           2007        2006         2007        2006
                       ----------  ----------   -----------  -----------
Net loss               $ (265,500) $ (741,000)  $(1,369,300) $(2,648,600)
Unrealized gain
 (loss) on investment
 securities                  (100)        400          (700)        (800)
                       ----------  ----------   -----------  -----------
Comprehensive loss     $ (265,600) $ (740,600)  $(1,370,000  $(2,649,400)
                       ==========  ==========   ===========  ===========

(o)	Operating Costs and Expenses Classification

	Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out and nominal outside warehousing costs as a component of selling expense on the accompanying Consolidated Statement of Operations. Shipping and handling costs totaled $1,148,800 and $1,106,800 for the nine months ended September 30, 2007 and 2006, respectively.

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

	Per share data was determined by using the weighted average number of common shares outstanding. Potentially dilutive securities, including stock options, are considered only for diluted earnings per share, unless considered anti-dilutive. The potentially dilutive securities, which are comprised of outstanding stock options of 1,994,200 and 1,680,600 at September 30, 2007 and 2006, were excluded from the computation of weighted average shares outstanding due to their anti-dilutive effect.

	A reconciliation of the weighted average number of common shares outstanding for the three and nine months ended September 30, 2007 and 2006, respectively, follows:

                                      2007                       2006
                        ------------------------------------  ----------
                                                    Total     Three and
                        Three Months Nine Months   Shares     Nine Months
                        -----------  -----------  ----------  -----------
Common shares
 outstanding
 beginning  of period   10,533,000   10,533,000   10,533,000  10,503,000
Stock issued to ESOP        12,000        4,000       27,000        -
                        ----------   ----------   ----------  ----------

Weighted average number
 of common shares
 outstanding            10,545,000   10,537,000   10,560,000  10,503,000

Dilutive effect of
 common share
 equivalents                  -            -            -           -
                        ----------   ----------   ----------  ----------

Diluted weighted
 average  number of
 common shares
 outstanding            10,545,000   10,537,000   10,560,000  10,503,000
                        ==========   ==========   ==========  ==========

	At September 30, 2007, there were authorized 50,000,000 shares of our $.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series. None of the preferred stock was issued or outstanding at September 30, 2007.



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

	The following provides information on our segments for the three and nine months ended September 30:

                                Three Months Ended September 30,
                     -----------------------------------------------------
                                2007                        2006
                     -------------------------   -------------------------
                      Household     Skin Care     Household     Skin Care
                      Products      Products      Products      Products
                     -----------   -----------   -----------   -----------
Net sales to
 external customers  $ 1,941,700   $ 2,702,400   $ 1,897,300   $ 1,945,100
                     ===========   ===========   ===========   ===========
Income (loss) before
 profit sharing,
 bonuses, and
 income taxes        $    85,400   $  (350,900)  $  (136,600)  $  (604,400)
                     ===========   ===========   ===========   ===========
Identifiable Assets  $ 3,333,300   $ 6,114,800   $ 3,763,100   $ 5,908,900
                     ===========   ===========   ===========   ===========

                                   Nine Months Ended September 30,
                     -----------------------------------------------------
                                2007                        2006
                     -------------------------   -------------------------
                      Household     Skin Care     Household     Skin Care
                      Products      Products      Products      Products
                     -----------   -----------   ----------    -----------
Net sales to
 external customers  $ 6,183,400   $ 6,626,700   $ 6,523,300   $ 5,608,200
                     ===========   ===========   ===========   ===========
Income (loss) before
 profit sharing,
 bonuses and
 income taxes        $   173,900   $(1,543,200) $  (510,400)  $(2,138,200)
                     ===========   ===========   ===========   ===========
Identifiable Assets  $ 3,333,300   $ 6,114,800   $ 3,763,100   $ 5,908,900
                     ===========   ===========   ===========   ===========



	The following is a reconciliation of segment information to consolidated information for the three and nine months ended September 30:

                        Three Months Ended             Nine Months Ended
                            September 30,                September 30,
                     -------------------------    -------------------------
                         2007          2006          2007          2006
                     -----------   -----------    -----------   -----------
Net sales to
 external customers  $ 4,644,100   $ 3,842,400    $12,810,100   $12,131,500
                     ===========   ===========    ===========   ===========
Loss before profit
 sharing, bonuses
 and income taxes    $  (265,500)  $  (741,000)   $(1,369,300)  $(2,648,600)
                     ===========   ===========    ===========   ===========
Identifiable assets  $ 9,448,100   $ 9,672,000    $ 9,448,100   $ 9,672,000
Corporate assets       9,716,800    12,118,400      9,716,800    12,118,400
                     -----------   -----------    -----------   -----------
Consolidated total
 assets              $19,164,900   $21,790,400    $19,164,900   $21,790,400
                     ===========   ===========    ===========   ===========

	Corporate assets noted above are comprised primarily of our cash and investments, and property and equipment not directly associated with the manufacturing, warehousing, shipping and receiving activities.

Item 2.	Management's Discussion and Analysis or Plan of Operation

Results of Operations

	During the first nine months of 2007, we experienced a decrease in sales of our Scott's Liquid Gold household chemical products, while experiencing an increase in sales of our Montagne Jeunesse line of skin care products and a decrease in sales of our Alpha Hydrox skin care products. Our net loss for the first nine months of 2007 was $1,369,300 versus a loss of $2,648,600 in the first nine months of 2006. The decrease in our loss for the first nine months of 2007 compared to the first nine months of 2006 results from a small increase in sales, and a reduction in our operating costs and expenses, primarily the reduction of advertising.

                 Summary of Results as a Percentage of Net Sales

                                     Year Ended        Nine Months Ended
                                     December 31,        September 30,
                                     ------------     -------------------
                                        2006            2007       2006
                                     ------------     -------    --------
Net sales
   Scott's Liquid Gold
    household products                  53.1%           48.3%      53.8%
   Neoteric Cosmetics                   46.9%           51.7%      46.2%
                                       ------          ------     ------
Total Net Sales                        100.0%          100.0%     100.0%
Cost of Sales                           57.4%           57.0%      56.7%
                                       ------          ------     ------
Gross profit                            42.6%           43.0%      43.3%
Other revenue                            1.0%            0.5%       1.1%
                                       ------          ------     ------
                                        43.6%           43.5%      44.4%
                                       ------          ------      -----

Operating expenses                      63.8%           51.7%      64.5%
Interest                                 2.0%            2.5%       1.7%
                                       ------          ------     ------
                                        65.8%           54.2%      66.2%
                                       ------          ------     ------

Loss before income taxes               (22.2%)         (10.7%)    (21.8%)
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

                           Comparative Net Sales

                                     Nine Months Ended         Percentage
                                        September 30,           Increase
                                    2007           2006        (Decrease)
                                -----------    -----------     ----------
Scott's Liquid Gold and
 other household products       $ 5,384,700    $ 5,476,400        (1.7%)
Touch of Scent                      798,700      1,046,900       (23.7%)
                                -----------    -----------       ------
     Total household
      chemical products           6,183,400      6,523,300        (5.2%)
                                -----------    -----------       ------

Alpha Hydrox and
 other skin care                  2,310,900      2,836,400       (18.5%)
Montagne Jeunesse skin care       4,315,800      2,771,800        55.7%
                                -----------    -----------       ------
     Total skin care product      6,626,700      5,608,200        18.2%
                                -----------    -----------       ------

          Total net sales       $12,810,100    $12,131,500         5.6%
                                ===========    ===========       ======

Nine Months Ended September 30, 2007
Compared to Nine Months Ended September 30, 2006

	Consolidated net sales for the first nine months of the current year were $12,810,100 versus $12,131,500 for the first nine months of 2006, an increase of $678,600. Average selling prices were down by $86,700. Co-op advertising, marketing funds, slotting fees, and coupons paid to retailers are deducted from gross sales, and totaled $1,797,000 in the first nine months of 2007 versus $1,804,000 in the same period in 2006, a decrease of $7,000 or 0.4%. This decrease consisted of a decrease in coupon expense of $33,100, an increase in co-op marketing funds of $105,700, and a decrease in slotting fee expenses of $79,600.

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

	From January 1, 2004 through end of last quarter September 30, 2007, our product returns (as a percentage of gross revenue) have averaged as follows: household products 0.5%, Montagne Jeunesse products 3.1%, and our Alpha Hydrox and other skin care products 6.4%. The level of returns as a percentage of gross revenue for the household products and Montagne Jeunesse products have remained fairly constant as a percentage of sales over that period while the Alpha Hydrox and other skin care products return levels have fluctuated. More recently, as our sales of the skin care products have declined we have seen a decrease in returns as a percentage of gross revenues. The products returned in the fiscal year to date (indicated as a percentage of gross revenues) were: household products 0.2%, Montagne Jeunesse products 3.9%, and our Alpha Hydrox and other skin care products 8.9%. We are not aware of any industry trends, competitive product introductions or advertising campaigns at this time which would cause returns as a percentage of gross sales to be materially different for the current fiscal year than for the above averages. Furthermore, the Company's management is not currently aware of any changes in customer relationships that we believe would adversely impact anticipated returns. However, we review our reserve for returns quarterly and we regularly face the risk that the existing conditions related to product returns will change.

	During the first nine months of 2007, net sales of skin care products accounted for 51.7% of consolidated net sales compared to 46.2% for the same period of 2006. Net sales of these products for that period were $6,626,700 in 2007 compared to $5,608,200 in 2006, an increase of $1,018,500 or 18.2%.

	Our decrease in sales of Alpha Hydrox and other skin care products was due to a decrease in distribution in 2007; however, this decrease was offset somewhat by the sales of our line of Neoteric Massage Oils, introduced earlier in 2007. With only the introduction underway, it is too early to tell about consumer acceptance of Neoteric Massage Oils. We have continued to experience a drop in unit sales of our more recently introduced Alpha Hydrox products and our earlier-established alpha hydroxy acid-based products due primarily to maturing in the market for alpha hydroxy acid-based skin care products, intense competition from producers of similar or alternative products, many of which are considerably larger than Neoteric Cosmetics, Inc. and reduced distribution of these products at retail stores in current and prior periods. For the first nine months of 2007, the sales of our Alpha Hydrox products accounted for 12.7% of net sales of skin care products and 6.6% of total net sales, compared to 35.7% of net sales of skin care products and 16.5% of total net sales in 2006. During the third quarter we introduced four new items to the Alpha Hydrox line of products, it is too early to tell about consumer acceptance of these additions.

	Net sales of Montagne Jeunesse products were $4,315,800 in the first nine months of 2007 versus $2,771,800 for the comparable period of 2006, an increase of $1,544,000 or 55.7%. The increase reflects the product placement in additional Wal-Mart stores which began late in the first quarter. This placement included significantly more stores and more sachet variants in the stores. We have returned to two more national retail chains with placement of Montagne Jeunesse in the second half of 2007.

	Sales of household products for the first nine months of this year accounted for 48.3% of consolidated net sales compared to 53.8% for the same period in 2006. These products are comprised of Scott's Liquid Gold wood care products (Scott's Liquid Gold for wood, a wood wash and wood wipes), mold remediation products and Touch of Scent. During the nine months ended September 30, 2007 sales of household products were $6,183,400 as compared to $6,523,300 for the same period in 2006, a decrease of $339,900, or 5.2%. Sales of Scott's Liquid Gold wood care products decreased by $274,700 in 2007 versus 2006. We believe this reduction to be a result of a decrease in media advertising of our wood care products in 2007 versus 2006. Mold Control 500 sales, which are shown in the sales for Scott's Liquid Gold and other household products, were $741,000 for the first nine months of 2007 versus $558,000 in the same period of 2006. Sales of "Touch of Scent" were down by $248,200 or 23.7%, primarily due to a decrease in distribution in present and past quarters. We anticipate that there will be further reductions in distribution of our older Touch of Scent products in the fourth quarter of 2007. During the third quarter of 2007, we introduced some additions to our Touch of Scent air fragrance product line, it is too early to tell about consumer acceptance of these additions. The additions are fragrances in a formulation called Odor Extinguisher.

	As sales of a consumer product decline, there is the risk that retail stores will stop carrying the product. The loss of any significant customer for any skin care products, "Scott's Liquid Gold" wood care or mold remediation products, could have a significant adverse impact on our revenues and operating results. We believe that our future success is highly dependent on favorable acceptance and sales in the marketplace of Montagne Jeunesse products, our Alpha Hydrox products and our "Scott's Liquid Gold" wood care and mold remediation products.

	We also believe that the introduction of successful new products, including line extensions of existing products, such as the wood wash and our new mold remediation product, using the name "Scott's Liquid Gold", are important in our efforts to maintain or grow our revenue.
Late in the fourth quarter of 2006, we introduced two new items within our Alpha Hydrox cosmetic line of products. We have introduced, as mentioned above, new products in 2007. We do not have any additional products scheduled for introduction in 2007 or early 2008. However, we review regularly possible additional products to sell through distribution agreements or to manufacture ourselves. To the extent that we manufacture a new product rather than purchase it from external parties, we are also benefited by the use of existing capacity in our facilities. We are using our facilities to fill and package the mold control products. The actual introduction of additional products, the timing of any additional introductions and any revenues realized from new products is uncertain.

	On a consolidated basis, cost of goods sold was $7,296,400 during the first nine months of 2007 compared to $6,880,200 for the same period of 2006, an increase of $416,200 or 6.0%, on a sales increase of 5.6%. As a percentage of consolidated net sales, cost of goods sold was 57.0% in 2007 versus 56.7% in 2006, an increase of about 0.5%.

            Operating Expenses, Interest Expense and Other Income

                                        Nine Months Ended      Percentage
                                           September 30,         Increase
                                       2007            2006     (Decrease)
                                   -----------    -----------   ----------
Operating Expenses
    Advertising                    $   267,800    $ 1,062,200     (74.8%)
    Selling                          4,041,300      4,189,100      (3.5%)
    General & Administrative         2,318,700      2,566,700      (9.7%)
                                   -----------    -----------     ------
         Total operating expenses  $ 6,627,800    $ 7,818,000     (15.2%)
                                   ===========    ===========     ======

Interest and Other Income          $    60,600    $   129,300     (53.1%)
                                   ===========    ===========     ======

Interest Expense                   $   315,700    $   211,200      49.5%
                                   ===========    ===========     ======

	Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, decreased $1,190,100 in the first nine months of 2007, when compared to the first nine months of 2006. The various components of operating expenses are discussed below.

	Advertising expenses for the first nine months of 2007 were $267,800 compared to $1,062,200 for the comparable period of 2006, a decrease of $794,400 or 74.8%. A majority of that decrease was due to a decrease in television advertising expenses applicable to our Alpha Hydrox skin care products, Mold Control 500 product and Scott's Liquid Gold for wood.

	Selling expenses for the first nine months of 2007 were $4,041,300 compared to $4,189,100 for the comparable nine months of 2006, a
decrease of $147,800 or 3.5%.   That decrease was comprised of a
decrease in salaries, fringe benefits and related travel expense of $130,100 primarily because of a decrease in personnel in 2007 versus 2006, a decrease in web sales expenses of $45,000, offset by a net increase in other selling expense, none of which by itself is significant, of $27,300.

	General and administrative expenses for the first nine months of 2007 were $2,318,700 compared to $2,566,700 for the comparable period
of 2006, a decrease of $248,000 or 9.7%.   That decrease was primarily
attributable to a decrease in salaries and fringe benefits and related travel expense resulting from a reduction in salaries and personnel of $223,000, and a net decrease in other general and administrative expenses of $25,000.

	Interest expense for the first nine months of 2007 was $315,700 versus $211,200 for the comparable period of 2006. Interest expense increased because of higher interest rates and increased borrowing levels. Interest income for the nine months ended September 30, 2007 was $60,600 compared to $62,200 for the same period of 2006, which consists of interest earned on our cash reserves in 2007 and 2006.

	During the first nine months of 2007 and of 2006, expenditures for research and development were not material (under 2% of revenues).

Three Months Ended September 30, 2007
Compared to Three Months Ended September 30, 2006

                         Comparative Net Sales

                              Three Months Ended September 30,
                          -----------------------------------------
                                                         Percentage
                                                          Increase
                              2007            2006       (Decrease)
                           -----------    -----------     ----------
Scott's Liquid Gold and
 other household products  $ 1,729,800    $ 1,545,600         11.9%
Touch of Scent                 211,900        351,700        (39.7%)
                           -----------    -----------        ------
  Total household products   1,941,700      1,897,300          2.3%
                           -----------    -----------        ------

Alpha Hydrox and
 other skin care               764,900      1,155,300        (33.8%)
Montagne Jeunesse
 skin care                   1,937,500        789,800        145.3%
                           -----------    -----------        ------
  Total skin care
   products                  2,702,400      1,945,100         38.9%
                           -----------    -----------        ------

     Total net sales       $ 4,644,100    $ 3,842,400         20.9%
                           ===========    ===========        ======

	Consolidated net sales for the third quarter of the current year were $4,644,100 versus $3,842,400 for the comparable quarter of 2006, an increase of $801,700 or about 20.9%. Average selling prices for the third quarter of 2007 were up by $141,100 over those of the comparable period of 2006, prices of household products being up by $48,900, while average selling prices of skin care products were up by $92,200. Co-op advertising, marketing funds, slotting fees and coupon expenses paid to retailers were subtracted from gross sales in accordance with current accounting policies totaling $475,800 in the third quarter of 2007 versus $651,200 in the same period in 2006, a decrease of $175,400 or about 26.9%. This decrease consisted of a decrease in coupon expenses of $114,100, a decrease in co-op advertising of $33,000, and a decrease in slotting of $28,500.

	During the third quarter of 2007, net sales of skin care products accounted for 58.2% of consolidated net sales compared to 50.6% for the third quarter of 2006. Net sales of these products for those periods were $2,702,400 in 2007 compared to $1,945,100 in 2006, an increase of $757,300 or about 38.9%. Net sales of Montagne Jeunesse were approximately $1,937,500 in the third quarter of 2007 compared to $789,800 in the third quarter of 2006. Please see the discussion above for the first nine months of 2007 for additional information regarding sales of skin care products, which is also applicable to sales of skin care products in the third quarter of 2007.

	Sales of household products for the third quarter of this year accounted for 41.8% of consolidated net sales compared to 49.4% for the same period of 2006. These products are comprised of Scott's Liquid Gold wood care and mold remediation products, and "Touch of Scent", a room air freshener. During the third quarter of 2007, sales of household products were $1,941,700, as compared to sales of $1,897,300 for the same three months of 2006. Sales of Scott's Liquid Gold wood care and other household products were up by $184,200, an increase of 11.9%. Sales of "Touch of Scent" were down by $139,800 or 39.7%.
During the second quarter of 2006 we began the introduction of our mold remediation product "Mold Control 500". Sales of Mold Control 500 were $269,000 during the third quarter of 2007, versus $125,000 in the third quarter of 2006. Please see the discussion above for the first nine months of 2007 for additional information regarding sales of household products, which is also applicable to sales of household products in the third quarter of 2007.

	On a consolidated basis, cost of goods sold was $2,609,300 during the third quarter of 2007 compared to $2,069,300 for the same period of 2006, an increase of $540,000 or 26.1%, on a sales increase of 20.9%.
As a percentage of consolidated net sales for the third quarter of 2007, cost of goods sold was 56.2% compared to 53.9% in 2006, an increase of 4.3%, which reflects primarily the decrease in manufacturing plant utilization.

           Operating Expenses, Interest Expense and Other Income

                                                                 Percentage
                                                                  Increase
                                        2007           2006      (Decrease)
                                    -----------    -----------   ----------
Operating Expenses
   Advertising                      $    66,700    $   360,900       (81.5%)
   Selling                            1,406,900      1,353,400         4.0%
   General & Administrative             735,800        791,400        (7.0%)
                                    -----------    -----------    ---------
        Total operating expenses    $ 2,209,400    $ 2,505,700       (11.8%)
                                    ===========    ===========    =========

Interest and Other Income           $    16,700    $   102,400       (83.7%)

Interest Expense                    $   107,600    $   110,800        (2.9%)

	Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, decreased $296,300 in the third quarter of 2007, when compared to the same period during 2006. The various components of operating expenses are discussed below.

	Advertising expenses for the third quarter of 2007 were $66,700 compared to $360,900 for the comparable quarter of 2006, a decrease of $294,200 or 81.5%, primarily due to a decrease in Mold Control 500 advertising.

	Selling expenses for the three months ended September 30, 2007 were $1,406,900 compared to $1,353,400 for the comparable three months of 2006, an increase of $53,500 or 4.0%. That increase was primarily because of an increase in freight and brokerage expenses of $45,300 and a net increase in other selling expenses, none of which by itself is significant, of $8,200.

	General and administrative expenses for the third quarter of 2007 were $735,800 compared to $791,400 for the comparable period of 2006, a decrease of $55,600 or 7.0%. That decrease was primarily attributable to a decrease in salaries and fringe benefits resulting from a reduction in salaries and personnel of $51,900, and a net decrease in other general and administrative expenses of $3,600.

	Interest expense for the third quarter of 2007 was $107,600 versus $110,800 for the comparable period of 2006. Interest expense decreased because of decreased borrowing levels. Interest income for the three months ended September, 2007 was $16,700 compared to $35,300 for the same period of 2006.

	During the third quarter of 2007 and of 2006, expenditures for research and development were not material (under 2% of revenues).

Liquidity and Capital Resources

	On June 28, 2006, we entered into a new loan with a fifteen year amortization with Citywide Banks for $5,156,600 secured by the land, building and fixtures at our Denver, Colorado facilities. This loan replaced the bank loan with Citywide Banks, secured by the facilities, in the principal amount of approximately $1,582,900. Interest on the bank loan (8.0% at December 31, 2006) is at the prime rate as published in The Wall Street Journal, adjusted annually each June (8.25% at September 30, 2007). This loan requires 180 monthly payments of approximately $49,500, which commenced on July 28, 2006. As did the prior bank loan, the loan agreement contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1. We may not declare any dividends that would result in a violation of either of these covenants. The foregoing requirements were met at the end of the first nine months of 2007.

	During the first nine months of 2007, our working capital decreased by $1,043,200, and concomitantly, our current ratio (current assets divided by current liabilities) decreased from 2.1:1 at December 31, 2006 to 1.7:1 at September 30, 2007. This decrease in working capital is attributable to a net loss in the first nine months of 2007 of $1,369,300, reduction in long-term debt of $150,600, offset by depreciation in excess of capital additions of $420,500.

	At September 30, 2007, trade accounts receivable were $1,218,600 versus $743,700 at the end of 2006, largely because sales in the last two months of the quarter ended September 30, 2007 were more than those of the last two months of the quarter ended December 31, 2006.
Accounts payable increased from the end of 2006 through September of 2007 by $450,300 corresponding primarily with the increase and timing of purchases of inventory over that period. At September 30, 2007 inventories were $232,100 more than at December 31, 2006, due to the increase in cosmetic product inventory to support our new products, and upcoming holiday sales. Prepaid expenses increased from the end of 2006 by $111,800 primarily due to an increase in prepaid promotional expenses. Accrued payroll and benefits decreased $90,900 from December 31, 2006 to September 30, 2007 primarily because of a decrease in accrued payroll. Other Accrued liabilities decreased by $63,600 primarily because of a decrease in accrued property taxes.

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

	As of September 30, 2007, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports
that we file or submit under the   Securities Exchange Act of 1934 is
recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms as of September 30, 2007. In September 2007 we made changes in the following areas of our disclosure controls and procedures in an effort to remediate a material weakness:

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

..	Quarterly, or more often if warranted, review by sales
management and executive management of promotional commitments to insure accurate financial reporting.

PART II	OTHER INFORMATION

Item 1.	Not Applicable

Item 2.	Not Applicable.

Item 3.	Not Applicable.

Item 4.	Not Applicable

Item 5.	Not Applicable

Item 6.	Exhibits

31.1    Rule 13a-14(a) Certification of the Chief Executive
         Officer
31.2    Rule 13a-14(a) Certification of the Chief Financial
         Officer
32.1    Section 1350 Certification

SIGNATURES

	In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

				SCOTT'S LIQUID GOLD-INC.


November 13, 2007		BY:  /s/ Mark E. Goldstein
    Date 			--------------------------------------
				Mark E. Goldstein
				President and Chief Executive Officer


November 13, 2007		BY:  /s/ Jeffry B. Johnson
    Date			--------------------------------------
				Jeffry B. Johnson
				Treasurer and Chief Financial Officer


EXHIBIT INDEX

Exhibit No.       Document

31.1              Rule 13a-14(a) Certification of the Chief Executive
                   Officer
31.2              Rule 13a-14(a) Certification of the Chief Financial
                   Officer
32.1              Section 1350 Certification