Form 10KSB
period 2007-12-31
SCOTTS LIQUID GOLD INC
filed 2008-03-14
CIK 88000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
(303) 373-4860
(Issuer’s telephone number)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: $0.10 Par Value Common Stock
Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) YES ☐ NO ☑
The issuer’s revenues for the fiscal year ended December 31, 2007 were $17,918,500.
The aggregate market value of the common stock held by non-affiliates of the issuer, assuming directors are affiliates, was $3,627,949 on January 31, 2008.
As of January 31, 2008, there were 10,575,000 shares of common stock, $0.10 par value per share, outstanding.
The following documents are incorporated by reference: The Registrant’s definitive Proxy Statement for the Annual Meeting of shareholders scheduled to be held on May 6, 2008, is incorporated by reference in Part III.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I
Item 1. Description of Business
General
     Scott’s Liquid Gold-Inc., a Colorado corporation, was incorporated on February 15, 1954. Through our wholly-owned subsidiaries, we manufacture and market quality household and skin care products and act as a distributor in the United States of beauty care products contained in individual sachets and manufactured by Montagne Jeunesse and of certain other products. In this Report, collectively, the terms “we”, “us” or “our” refers to Scott’s Liquid Gold-Inc. and our subsidiaries. Our business is comprised of two segments, household products and skin care products.
     Our household products consist of (a) Scott’s Liquid Gold® for wood, a wood preservative and cleaner, sold nationally for over 30 years; (b) a wood wash and wood wipes under the name of Scott’s Liquid Gold; (c) Scott’s Liquid Gold Mold Control 500, a consumer product that helps rid homes of mold, introduced in 2006; (d) Touch of Scent®, an aerosol room air freshener, distributed nationally since 1982; and (e) an aerosol air freshener called Odor Extinguisher introduced during 2007. In early 1992, we entered into the skin care business through our subsidiary, Neoteric Cosmetics, Inc. Our skin care products consist primarily of Alpha Hydrox® products, our Neoteric Diabetic products, our Neoteric massage oil products, and products we distribute including the sachets of Montagne Jeunesse and men’s grooming sachets and hair care products we import from Australia. At the end of 2007, more than 25 skin care products were being marketed by us with our brand name, as well as the products we distribute.
     For information on our operating segments, please see Note 8, Segment Information, to our Consolidated Financial Statements.
     This report may contain “forward-looking statements” within the meaning of U.S. federal securities laws. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and our performance inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of each of our significant products in the marketplace; the degree of success of any new product or product line introduction by us; uncertainty of consumer acceptance of the new Alpha Hydrox products introduced in 2005 and 2007, and Mold Control 500 and wood wash products; competitive factors; any decrease in distribution of (i.e., retail stores carrying) our significant products; continuation of our distributorship agreement with Montagne Jeunesse; the need for effective advertising of our products; limited resources available for such advertising; new competitive products and/or technological changes; dependence upon third party vendors and upon sales to major customers; changes in the regulation of our products, including applicable environmental regulations; continuing losses which could affect our liquidity; the loss of any executive officer; and other matters discussed in this Report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report.

Strategy
     Our strategy is to manufacture and market high quality consumer products which are distinct within each category in which we compete. Scott’s Liquid Gold for wood distinguishes itself from competing products as a wood cleaner and preservative, not simply a polish. Mold Control 500 is based on technology developed and patented by a national laboratory. Touch of Scent is different from most competing aerosol air fresheners in that it need not be shaken before each use and because it may be activated by an attractive dispenser which may be mounted on any hard, smooth surface. It is more convenient to use than competing aerosol brands. With respect to our line of skin care products, Alpha Hydrox was one of the first alpha hydroxy acid skin care products sold to retailers for resale to the public at affordable prices. In 1998, we added a retinol product to our skin care line. In the first half of 1999, we introduced Neoteric Diabetic Skin Care®. Since 2001, we have sold Montagne Jeunesse sachets which are reasonably priced and designed for single use by the consumer. We will continue to examine other possible new products which we believe may fit well with our expertise and financial capabilities. We have introduced other new products or variants of products in subsequent years.
     The growth in sales of Alpha Hydrox from 1992 through 1996 caused us to make substantial investments in property, plant and equipment to handle that growth and the anticipated future growth of our skin care products. The decline in sales of those products in 1998 through 2004 and in 2006 and 2007, as well as declines in sales of household chemical products, has resulted in efforts by us to maintain or increase sales of the existing products, to introduce new products, and to decrease our costs of doing business. We introduced new products and engaged in cost-cutting programs during 2000, 2001, 2002 and 2006. Additionally, we introduced several new Alpha Hydrox products in 2005, two new Alpha Hydrox products in 2006, and four new Alpha Hydrox products in 2007.
     Our goal for 2008 is to resume sales growth and attain profitability. To achieve these goals, we will continue to work on expanding the distribution of Montagne Jeunesse products and our distribution of products manufactured by others, as well as of our newer Alpha Hydrox products, increasing sales of Scott’s Liquid Gold for wood and our new mold remediation product “Mold Control 500” and introducing new products. Within the household product line we plan to introduce three to four new products or items including some additions to our air fragrance product line. We will also consider the development of new niche products, offer to manufacture private label products for others, and explore the possibility of joint ventures and other projects which would utilize our manufacturing or marketing capabilities.
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
     In 1982, we added the room air freshener Touch of Scent to our line of household products. Touch of Scent, available in many fragrances, is intended to be used in conjunction with a decorative dispenser which can be mounted on any hard surface and into which the consumer inserts an aerosol refill unit. At a touch, the dispenser propels the fragrance from a refill unit into the air, masking unpleasant odors and refreshing the air with a pleasant scent. We manufacture the refill unit. Unlike some competitive aerosol air fresheners, Touch of Scent is extremely dry and, therefore, leaves practically no residue after use. Touch of Scent sales have not been strong in recent years. In 2007, we introduced Odor Extinguisher which is a room air freshener and is sold in containers in the shape of a fire extinguisher.
     Household products accounted for 44.9% of our consolidated net sales in 2007 and 53.1% in 2006.
     In early 1992, we began to market two skin care products under the trade name of Alpha Hydrox. Since that time we have made additions to our skin care products, some of which were discontinued. In 2005, we introduced four new Alpha Hydrox products with refined formulas, and in 2007 we introduced a value priced Alpha Hydrox White line of products. At the end of 2007, our skin care line consisted of over 15 products. Our Alpha Hydrox skin care products are sold through a wholly-owned subsidiary, Neoteric® Cosmetics, Inc. Except for the Montagne Jeunesse sachets and other products noted below which are distributed by us, our skin care products are manufactured by Neoteric Cosmetics. Several of the Alpha Hydrox products contain alpha hydroxyethanoic acids in low but effective concentrations. Properly blended with a carrier, alpha hydroxyethanoic acids gently slough off dead skin cells to promote a healthier, more youthful appearance and diminish fine lines and wrinkles. Our products with alpha hydroxy acids (“AHAs”) include facial care products, a body lotion and a foot crème. Our other skin care products do not contain AHAs. These products include Neoteric Diabetic Skin Care, which is a healing crème and a therapeutic moisturizer developed by us to address the skin conditions of diabetics, caused by poor blood circulation, and which contains a patented oxygenated oil technology; an Alpha Hydrox Oxygenated Moisturizer, which is our second skin care product based on the oxygenated oil technology; a Retinol product containing a patented Microsponge technology that softens fine lines and wrinkles; and a body wash. The Montagne Jeunesse sachets, described more below, do not contain AHAs.
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
     Other products distributed in the United States by us as of December 31, 2007 and the date of this Report are DaVinci and Moosehead men’s grooming products (introduced in 2006 and 2007), Neoteric massage oils for bath, body and massage (introduced in 2007) and bath, body and hair care products of Baylis & Harding (introduced in 2007).
     Our business is seasonal to some extent. Sales of Montagne Jeunesse products have been higher in the fourth quarter than other quarters because of holiday promotions.
     Through our research and development group, we continually consider and evaluate possible new products to be manufactured or sold by us. Generally these products involve household products or skin care products. However, the Company will also consider consumer products in other areas.
Marketing and Distribution
     All of our products are sold nationally, directly and through independent brokers, to mass marketers, drugstores, supermarkets, and other retail outlets and to wholesale distributors. In both 2007 and 2006, Wal-Mart Stores, Inc. (“Wal-Mart”) accounted for approximately 28% of our sales of household products. With regard to our skin care products, Wal-Mart accounted for approximately 35% of 2007 sales (23% in 2006), and Rite-Aid accounted for approximately 13% of 2007 sales (7% in 2006). Wal-Mart and Rite-Aid accounted for approximately 34% and 8%, respectively, of the combined sales of household products and skin care products in 2007. No long-term contracts exist between us and Wal-Mart, Rite Aid or any other customer. We permit returns of our products by our customers, a common industry practice. A recent practice of retailers has been to return products that have either been discontinued or not sold after a period of time. We subtract any returns from gross sales in determining our net sales and provide a reserve for such returns which is netted against accounts receivable and gross sales on our financial statements.
     During the years 2001 through 2004, and again in 2006 and 2007, we experienced a decrease in the distribution of the Alpha Hydrox products as a result of slowing sales. In 2005, we introduced four new items in our Alpha Hydrox line of cosmetics, which resulted in some increased distribution by selling those products to retail store chains not carrying any of our other Alpha Hydrox products. If sales of one of our products continue to decline, other retail stores, including potentially Wal-Mart and Rite-Aid, may discontinue the product. One of our strategies is to maintain or increase sales of products through limited television advertising. The level of advertising for our products is constrained by our size and financial resources. Any significant decrease in the distribution of Alpha Hydrox or Scott’s Liquid Gold products at retail stores could have a material adverse effect on our sales and operating results.
     Our Scott’s Liquid Gold wood care products, Mold Control 500 product, and Alpha Hydrox products have been advertised nationally on network television, on cable television, and, at times, in print media. Expenditures for these purposes in 2007 were a small amount relative to net sales and these expenditures in prior years. In the past, we have also used radio advertising in selected areas and may do so in the future. To date, we have not used television advertising for the Montagne Jeunesse products. We periodically review our advertising plans and may revise planned advertising expenditures based upon actual sales results and competitive conditions.
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
Manufacturing and Suppliers
     We own and operate our manufacturing facilities and equipment. With the exception of the other products mentioned below, our wood wipes, and our Mold Control 500 product, we manufacture all of our products, maintaining a high quality standard. Products manufactured by others include Montagne Jeunesse sachets, our wood wipes, our Mold Control 500 product, Odor Extinguisher, the DaVinci and Moosehead men’s products, and the Baylis & Harding products. We fill and package our Mold Control 500 product at our facilities. For all of our products, we must maintain sufficient inventories to ship most orders as they are received.
     Quality control is enforced at all stages of production, as well as upon the receipt of raw materials from suppliers. Raw materials are purchased from a number of suppliers and, at the present time, are readily available. In 2007, E.I. DuPont became our sole supplier of glycolic acid, which is the most common type of alpha hydroxy acid used by us in our Alpha Hydrox products. Our sole supply for the oxygenated oil used in Neoteric Diabetic Skin Care products is a French company with which we have a non-exclusive supply agreement. Relations with this and other suppliers are satisfactory.
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
     In 2001, we commenced purchases of the skin care sachets from Montagne Jeunesse under a distributorship agreement covering the United States. On May 4, 2005, our wholly-owned subsidiary, Neoteric Cosmetics, Inc. (“Neoteric”), entered into a new distribution agreement with Montagne Jeunesse International Ltd (“Montagne Jeunesse”) covering our distribution of Montagne Jeunesse products. It replaces a distribution agreement in effect since 2000. In the new agreement, Montagne Jeunesse appoints Neoteric as its exclusive distributor to market and distribute Montagne Jeunesse products in the United States of America. The appointment had an initial term of 18 months, commencing May 3, 2005, and continues in force until terminated by either party by giving to the other party no less than three or six months’ notice in writing of a termination.
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
     The principal and controlling owner of Montagne Jeunesse, Gregory Butcher, owned beneficially, to the best of our knowledge, during 2005 more than 5% of our outstanding common stock; to the best of our knowledge, at February 15, 2008, he owned beneficially less than 5.0% of our outstanding common stock.
     On April 4, 2006, we entered into a Product Development, Production and Marketing Agreement with Modec, Inc., a Colorado corporation. Pursuant to this Agreement, we purchase from Modec a product for the treatment of mold; we sell this product as Mold Control 500. We fill and package the product at our facilities and market the product to retail stores in North America. The Agreement provides us with a license for this purpose. We are required to use our commercially reasonable efforts to develop a consumer market for the product in the territory. The initial term of the Agreement was until December 31, 2007, and is automatically renewable for successive one-year terms.
     In July, 2006, we entered into a Supply Agreement with Keltec Dispensing Systems USA, Inc., pursuant to which Keltec manufactured and supplied to us certain plastic components used on our product containers. The initial term of the Supply Agreement was for a period of 18 months, with a pricing adjustment possible for the last six months of the term. In addition, the Supply Agreement was renewable for an additional twelve months upon mutual consent of the parties provided the parties agree to renewal pricing based on guidelines in the Supply Agreement. The Supply Agreement could also be terminated by mutual agreement, upon a material breach of the terms, or upon 30-days notice by either party during any renewal period. This agreement was terminated by mutual agreement in late 2007, and thus we are manufacturing the plastic components.
Competition
     Our business is highly competitive in both household and skin care products. The wood care, air freshener, and mold treatment product categories are dominated by three to five companies significantly larger than us, each of which produce several products. Irrespective of the foregoing, we maintain a visible position in the wood care category, but do not have sufficient information to make an accurate representation as to the market share of our products. Over the last several years, sales of our air freshener products have fallen off significantly and may continue to do so in the future.
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
     Many chemicals used in consumer products, some of which are used in several of our product formulations, have come under scrutiny by various state governments and the Congress of the United States in connection with clean air laws. These chemicals are volatile organic compounds (VOCs) that are contained in various categories of consumer products. As a result of these VOC regulations, it has been necessary for us to reformulate some of our products, such as Touch of Scent, Scott’s Liquid Gold Aerosol and Pourable, to conform to certain limits set by the California Air Resources Board (CARB), other states and the Environment Protection Agency. Our household chemical products currently meet the most stringent VOC regulations. CARB, in 2007, adopted changes to California’s consumer product regulations that reduce VOC limits for Scott’s Liquid Gold pourable formula from 7% to 3%, effective December 31, 2008. Therefore, this product is currently undergoing reformulation to comply with the new limit.
     The CARB regulations concerning VOC content are relevant to our household products, and it appears that one of skin care products will be affected by new limits under CARB. CARB has proposed a VOC limit of 10% on skin toners/astringents which are not regulated by the FDA. If this limit is approved, it will go into effect on December 31, 2010. This will affect Alpha Hydrox Toner.
     In the fall of 2007, Scott’s Liquid Gold-Inc. was required to submit a consumer product survey to CARB, based on 2006 sales information. Scott’s Liquid Gold-Inc. had to provide information for one product, Scott’s Liquid Gold Aerosol. It is possible that CARB may require further VOC reductions for this aerosol product and/or for Touch of Scent (single phase air freshener). Any new or revised regulations of CARB could apply to our products and could potentially require additional reformulation of those products.
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
     There are also potential regulations in a five state region covered by the Lake Michigan Air Directors Consortium (LADCO), which released an interim report detailing possible strategies for reducing VOC emissions. These states include Illinois, Michigan, Wisconsin, Ohio and Indiana. Michigan and Ohio are the two states in the LADCO group that have promulgated such regulations. Both Michigan’s and Ohio’s final rules were promulgated in 2007 and both are consistent with the OTC Model Rule.
     In January 2008, Illinois EPA submitted a proposed consumer products regulation to the Illinois Pollution Control Board. This proposed regulation appears to be consistent with the OTC Model Rule and other states’ regulations based on that model.
     We believe that we have done all that is necessary to satisfy the current requirements of the Clean Air Act and laws of various state governments. Currently, all of our products may be sold in all areas of the United States.
Employees
     We employ 77 persons (compared to 78 persons at the end of 2006), 37 in plant and production related functions and 40 in administrative, sales and advertising functions. No contracts exist between us and any union. We monitor wage and salary rates in the Rocky Mountain area and pursue a policy of providing competitive compensation to our employees. The compensation of our executive officers is under the review of the Compensation Committee of our Board of Directors. Fringe benefits for our employees include a medical and dental plan, life insurance, a 401(k) plan with matching contributions for lower paid employees (those earning $35,000 or less per annum), an employee stock ownership (ESOP) plan, and a profit sharing plan. We consider our employee relations to be satisfactory.
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
     In December 2000 (amended October 1, 2003), we entered into a license agreement with TriStrata Technology, Inc. which owns patents dealing with the use of alpha hydroxy acids for the purpose of reducing the appearance of wrinkles or fine lines. Under the license agreement, Neoteric Cosmetics and its affiliates were granted a non-exclusive license for the life of the patents to make and sell skin care products using alpha hydroxy acids for, among other things, the reduction of the appearance of skin wrinkles and the reduction in the appearance of skin changes associated with aging. The license agreement covered a territory which includes the United States and certain foreign countries. In accordance with the license agreement, Neoteric Cosmetics paid a royalty on net sales of products covered by the agreement. This license agreement was part of the settlement of a lawsuit brought by TriStrata Technology against us and others alleging infringement of patents in selling and promoting skin care products which contain alpha hydroxy acid. By a notice sent to TriStrata Technology, we terminated this license agreement in October of 2007. We rely on a pass-through license from E.I. DuPont (our supplier) for our uses of glycolic acid regarding wrinkle reduction and anti-aging. The pass-through license applies to customers of DuPont. Although DuPont is a long-time supplier of ours, we have no contracts with DuPont other than orders for our purchases.
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
     We have experienced net losses in nine of our last ten years. These losses result primarily from declining sales of our skin care products and our primary household products. Maintaining or increasing our revenues is uncertain and involves a number of factors including consumer acceptance of our products, distribution of our products and other matters described below.

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
     We sell our products in the consumer retail marketplace. Advertising, particularly television advertising, can be important in reaching consumers, although the effectiveness of any particular advertisement cannot be predicted.
Maintaining or increasing our revenues is dependent on the introduction of new products that are successful in the marketplace.
     Sales of our Alpha Hydrox products, Scott’s Liquid Gold for wood and Touch of Scent have declined in recent years, except for a small increase in the sale of Scott’s Liquid Gold for wood in 2004 when we sold the product to additional retail stores. In order to address these declines, we have introduced new products, including Montagne Jeunesse sachets in 2001, the wood wipe and wood wash products in 2004 and 2005, our new Alpha Hydrox products in 2005, a value priced Alpha Hydrox White line in 2007, and our mold remediation product “Mold Control 500” during the second quarter of 2006. We plan the introduction of additional products. If we are not successful in making ongoing sales of our newer products to retail store chains or these products are not well received by consumers, our revenues could be materially and adversely affected.

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
     In our industry, retail stores have the ability to return products. These returns result in refunds, a reduction of our revenues and usually the need to dispose of the resulting inventory at discounted prices. Accordingly, the level of returns can significantly impact our revenues and cash flow. See information about returns in Note 12 to our Consolidated Financial Statements in this Report.
Changes in the regulation of our products, including environmental regulations, could have an adverse effect on the distribution, cost or function of our products.
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
     Our success has depended on the experience and continued service of our executive officers and key employees. If we fail to retain these officers, our ability to continue our business and effectively compete may be substantially diminished. Because of our size, we must rely in many departments within our company on one or two managers; the loss of any one of those could slow our product development, production of a product, and sale and distribution of a product.
Our stock price can be volatile and can decline substantially.
     Our stock is traded on the OTC Bulletin Board. The volume of our stock varies but is relatively limited. As a result, any events affecting us can result in volatile movements in the price of our stock and can result in significant declines in the market price of our stock.
Item 2. Description of Property
     Our facilities, located in Denver, Colorado, are currently comprised of three connected buildings and a parking garage (approximately 261,100 square feet in total) and about 16.2 acres of land, of which approximately 6 acres are available for future expansion. These buildings range in age from approximately 10 to 35 years (126,600 square feet having been added in 1995 and 1996). The Denver facility houses our corporate headquarters and all of our operations, and serves as one of several distribution points. We believe that our current space will provide capacity for growth for the foreseeable future. All of our land and buildings serve as collateral under a deed of trust for a $5.2 million bank loan ($4.9 million at December 31, 2007) consummated by us on June 26, 2006.
     As indicated in this Report, the Company uses less than the capacity of its facilities and is also interested in reducing its expenses. As part of this process, starting as of July 2007, the Company has engaged a commercial real estate broker, The Staubach Company, in Denver to explore alternatives. These alternatives include the sale of all or part of the facilities, a sale of all or part of the facilities combined with a leaseback by the Company of the facilities, or a lease of all or part of the facilities by the Company to a third party. There is, however, no assurance that acceptable transactions will be offered or completed.
     On March 28, 2006, we entered into a Lease Agreement with Keltec Dispensing Systems USA, Inc., a Delaware corporation, pursuant to which we leased to Keltec the space that is located in our Denver facility and had been used for the operations of the plastics equipment. The lease also included the use of certain common areas and equipment. The term of the Lease was three years beginning July 1, 2006. Keltec would have been able to renew the lease for an additional term of three years upon advance written notice under the same terms and conditions, except that during the renewal term the rent would have been increased by the same percentage as the increase in the CPI-Denver from the commencement date to the initial expiration date. This lease was terminated by mutual agreement at the end of 2007.
Item 3. Legal Proceedings
     We are subject to incidental litigation in the ordinary course of our business. We expect that no pending legal proceeding will have a material adverse effect on us.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
PART II
Item 5. Market for Common Equity and Related Stockholder Matters.
Market Information
Our $0.10 par value common stock is listed on the OTC Bulletin Board (a regulated quotation service) under the ticker symbol “SLGD”. The high and low prices of Scott’s Liquid Gold-Inc. common stock as traded on the OTC Bulletin Board were as follows. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2007			2006
Three Months Ended			Three Months Ended
	High	Low		High	Low

March 31	$0.87	$0.75	March 31	$1.15	$0.66
June 30	$0.95	$0.73	June 30	$1.01	$0.78
September 30	$1.12	$0.72	September 30	$1.00	$0.80
December 31	$0.95	$0.54	December 31	$0.94	$0.73

Shareholders
As of January 23, 2008, we had approximately 950 shareholders of record.
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
Equity Plans
     The following table provides, as of December 31, 2007, information regarding our equity compensation plans, which consist of the 1993, 1997, 1998, and 2005 Stock Option Plans. We also have an Employee Stock Ownership Plan which invests only in our common stock, but which is not included in the table below.

Number of
securities
remaining
available for
	Number of		future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
	and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,942,150	$0.69	43,600
Equity compensation plans not approved by security holders	—	—	—

Total	1,942,150	$0.69	43,600

Stock Purchases
     We did not make any repurchases of our outstanding shares during the fourth quarter of 2007.
     Pursuant to board resolutions, on August 21, 2007 and November 29, 2007, we issued and contributed 27,000 shares and 15,000 shares, respectively, of our common stock to our Employee Stock Ownership Plan (the “Plan”). No consideration was paid by the Plan for these contributions. We believe that these contributions were not subject to the securities registration requirements of the Securities Act of 1933 because they did not involve a sale. The contributions of the shares to the Plan may also be exempt from such securities registration as a non-public offering under Section 4(2) of the Securities Act of 1933.

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
     Reserves for bad debts ($62,900 at December 31, 2007 and $62,000 at December 31, 2006) are recorded based on estimates by management including factors surrounding the credit risk of specific customers and historical trends. We have been exposed to potential losses on receivables due from specific customers that have suffered financial difficulties. We have provided reserves against certain receivables from such customers in addition to amounts related to unidentified losses. Those reserves are reduced as those accounts are settled or written off. In the event that actual losses differ from these estimates or there is an increase in exposure relating to sales to specific customers, results of future periods may be impacted.

Income Taxes
     As of December 31, 2007, we have net deferred income tax assets of $2,451,800 which primarily relate to net operating loss carryforwards, expenses that are not yet deductible for tax purposes and tax credit carryforwards, offset by deferred income tax liabilities for differences in the book and tax bases of property and equipment. The net deferred tax asset is fully reserved by a valuation allowance. The valuation allowance represents management’s determination that we will more likely than not be unable to realize the value of such assets due to the uncertainty of future profitability.
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
Recently Issued Accounting Pronouncements
     Please see Note 1 (p) of our Consolidated Financial Statements.

Results of Operations
     During 2007, we experienced a decrease in sales of our household chemical products, while experiencing an increase in sales of our Montagne Jeunesse line of skin care products and a decrease in sales of our Alpha Hydrox skin care products. Our net loss for 2007 was $1,310,800 versus a net loss of $3,586,600 for 2006. The decrease in our loss for 2007 compared to 2006 results from an increase in sales, and a reduction in our operating costs and expenses, primarily the reduction of advertising.
Summary of Results as a Percentage of Net Sales

	Year Ended December 31,
	2007	2006
Net sales
Scott’s Liquid Gold household products	44.9%	53.1%
Skin care products	55.1%	46.9%

Total net sales	100.0%	100.0%
Cost of sales	56.5%	57.4%

Gross profit	43.5%	42.6%
Other revenue	0.4%	1.0%

	43.9%	43.6%

Operating expenses	48.9%	63.8%
Interest expense	2.3%	2.0%

	51.2%	65.8%

Loss before income taxes	(7.3%)	(22.2%)

     Our gross margins may not be comparable to those of other entities because some entities include all of the costs related to their distribution network in cost of sales and others, like us, exclude a portion of them (freight out to customers and nominal outside warehouse costs) from gross margin, including them instead in the selling expense line item. See Note 1(o), Operating Costs and Expenses Classification, to the Consolidated Financial Statements in this Report.
Year Ended December 31, 2007
Compared to Year Ended December 31, 2006
Comparative Net Sales

			Percentage
			Increase
	2007	2006	(Decrease)
Scott’s Liquid Gold and other household products	$7,021,800	$7,238,700	(3.0%)
Touch of Scent	1,029,900	1,341,200	(23.2%)

Total household products	8,051,700	8,579,900	(6.2%)

Alpha Hydrox and other skin care	3,302,100	3,396,500	(2.8%)
Montagne Jeunesse and other skin care	6,564,700	4,167,200	57.5%

Total skin care products	9,866,800	7,563,700	30.4%

Total net sales	$17,918,500	$16,143,600	11.0%

     Consolidated net sales for 2007 were $17,918,500 versus $16,143,600 for 2006, an increase of $1,774,900 or about 11.0%. Average selling prices for 2007 were down by $54,700 over those of the comparable period of 2006, prices of household products being up by $114,400, while average selling prices of skin care products were down by $169,100. This decrease was primarily due to price promotions on selected cosmetic products. Co-op advertising, marketing funds, slotting fees and coupon expenses (promotional allowances) paid to retailers were subtracted from gross sales in accordance with current accounting policies totaling $2,294,700 in 2007 versus $2,391,300 in 2006, a decrease of $96,600 or about 4.0%. This decrease consisted of a decrease in coupon expense of $110,700, an increase in co-op marketing funds of $66,300 and a decrease in slotting fee expenses of $52,200.
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
     From January 1, 2005 through December 31, 2007, our product returns (as a percentage of gross revenue) have averaged as follows: household products 0.3%, Montagne Jeunesse products 3.4%, and our Alpha Hydrox and other skin care products 5.9%. The level of returns as a percentage of gross revenue for the household products and Montagne Jeunesse products have remained fairly constant as a percentage of sales over that period while the Alpha Hydrox and other skin care products return levels have fluctuated. More recently, as our sales of the skin care products have declined we have seen a decrease in returns as a percentage of gross revenues. The products returned in 2007 (indicated as a percentage of gross revenues) were: household products 0.1%, Montagne Jeunesse products 3.0%, and our Alpha Hydrox and other skin care products 7.3%. We are not aware of any industry trends, competitive product introductions or advertising campaigns at this time which would cause returns as a percentage of gross sales to be materially different for the current fiscal year than for the above averages. Furthermore, the Company’s management is not currently aware of any changes in customer relationships that we believe would adversely impact anticipated returns. However, we review our reserve for returns quarterly and we regularly face the risk that the existing conditions related to product returns will change.
     During 2007, net sales of skin care products accounted for 55.1% of consolidated net sales compared to 46.9% for 2006. Net sales of these products for those periods were $9,866,800 in 2007 compared to $7,563,700 in 2006, an increase of $2,303,100 or about 30.4%.
     Our decrease in sales of Alpha Hydrox and other skin care products was due to a decrease in distribution in 2007; however, this decrease was offset somewhat by the sales of our line of Neoteric Massage Oils, introduced earlier in 2007. With only the introduction underway, it is too early to tell about consumer acceptance of Neoteric Massage Oils. We have continued to experience a drop in unit sales of our more recently introduced Alpha Hydrox products and our earlier-established alpha hydroxy acid-based products due primarily to maturing in the market for alpha hydroxy acid-based skin care products, intense competition from producers of similar or alternative products, many of which are considerably larger than Neoteric Cosmetics, Inc. and reduced distribution of these products at retail stores in current and prior periods. For 2007, the sales of our Alpha Hydrox products accounted for 20.7% of net sales of skin care products and 11.4% of total net sales, compared to 13.4% of net sales of skin care products and 28.6% of total net sales in 2006. During 2007 we introduced four new items to the Alpha Hydrox line of products, it is too early to tell about consumer acceptance of these additions.
     Net sales of Montagne Jeunesse products were $6,564,700 in 2007 versus $4,167,200 for the comparable period of 2006, an increase of $2,397,500 or 57.5%. The increase reflects the product placement and sales in additional Wal-Mart stores which began late in the first quarter. This placement included significantly more stores and more sachet variants in the stores. We returned to two more national retail chains with placement of Montagne Jeunesse in the second half of 2007.
     Sales of household products for 2007 accounted for 44.9% of consolidated net sales compared to 53.1% for the same period in 2006. These products are comprised of Scott’s Liquid Gold wood care products (Scott’s Liquid Gold for wood, a wood wash and wood wipes), mold remediation products, Touch of Scent and Odor Extinguisher. During 2007 sales of household products were $8,051,700 as compared to $8,579,900 for the same period in 2006, a decrease of $528,200, or 6.2%. Sales of Scott’s Liquid Gold wood care products decreased by $173,100 in 2007 versus 2006. We believe this reduction to be a result of a decrease in media advertising of our wood care products in 2007 versus 2006. Mold Control 500 sales, which are shown in the sales for Scott’s Liquid Gold and other household products, were $849,700 for 2007 versus $893,500 in 2006. Sales of air fresheners were down by $311,300 or 23.2%, primarily due to a decrease in distribution in present and past quarters. During the third quarter of 2007, we introduced the Odor Extinguisher air fragrance product line; it is too early to tell about consumer acceptance of this addition.
     As sales of a consumer product decline, there is the risk that retail stores will stop carrying the product. The loss of any significant customer for any skin care products, “Scott’s Liquid Gold” wood care or mold remediation products, could have a significant adverse impact on our revenues and operating results. We believe that our future success is highly dependent on favorable acceptance and sales in the marketplace of Montagne Jeunesse products, our Alpha Hydrox products and our “Scott’s Liquid Gold” wood care and mold remediation products.
     We also believe that the introduction of successful new products, including line extensions of existing products, such as the wood wash and our new mold remediation product, using the name “Scott’s Liquid Gold”, are important in our efforts to maintain or grow our revenue. Late in the fourth quarter of 2006, we introduced two new items within our Alpha Hydrox cosmetic line of products. We have introduced, as mentioned above, new products in 2007. We do not have any additional products scheduled for introduction in early 2008. However, we review regularly possible additional products to sell through distribution agreements or to manufacture ourselves. To the extent that we manufacture a new product rather than purchase it from external parties, we are also benefited by the use of existing capacity in our facilities. The actual introduction of additional products, the timing of any additional introductions and any revenues realized from new products is uncertain.

     On a consolidated basis, cost of goods sold was $10,117,600 for 2007 compared to $9,270,000 for 2006, an increase of $847,600 or 9.1%, on a sales increase of 11.0%. As a percentage of consolidated net sales, cost of goods sold was 56.5% in 2007 versus 57.4% in 2006. This decrease was the result of the decrease in sales promotion expenses which increased our revenues and thus affected our margins.
Operating Expenses, Interest Expense and Other Income

			Percentage
			Increase
	2007	2006	(Decrease)
Operating Expenses
Advertising	$332,800	$1,558,800	(78.7%)
Selling	5,433,500	5,516,300	(1.5%)
General & Administrative	2,994,800	3,228,500	(7.2%)

Total operating expenses	$8,761,100	$10,303,600	(15.0%)

Interest Income and Other	$72,300	$161,300	(55.2%)

Interest Expense	$422,900	$315,700	34.0%

     Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, decreased $1,542,500 in 2007, when compared to 2006. The various components of operating expenses are discussed below.
     Advertising expenses for 2007 were $332,800 compared to $1,558,800 for the comparable period of 2006, a decrease of $1,226,000 or 78.7%. A majority of that decrease was due to a decrease in television advertising expenses applicable to our Alpha Hydrox skin care products, Mold Control 500 product and Scott’s Liquid Gold for wood.
     Selling expenses for 2007 were $5,433,500 compared to $5,516,300 for the comparable period of 2006, a decrease of $82,800 or 1.5%. That decrease was comprised of a decrease in salaries, fringe benefits and related travel expense of $103,900 primarily because of a decrease in personnel in 2007 versus 2006, offset by a net increase in other selling expense, none of which by itself is significant, of $21,100.
     General and administrative expenses for 2007 were $2,994,800 compared to $3,228,500 for the comparable period of 2006, a decrease of $233,700 or 7.2%. That decrease was primarily attributable to a decrease in salaries and fringe benefits and related travel expense resulting from a reduction in salaries and personnel of $229,000, and a net decrease in other general and administrative expenses of $4,700.
     Interest expense for 2007 was $422,900 versus $315,700 for the comparable period of 2006. Interest expense increased because of higher interest rates and increased borrowing levels. Interest and other income for 2006 was $161,300, which was comprised of $67,100 of gain on sale of assets (that is, the sale of our plastic molding equipment and related machinery in July 2006) and $94,200 of interest income as compared to $72,300 of interest income for 2007, which consists of interest earned on our cash reserves in 2007 and 2006.
     During 2007 and 2006, expenditures for research and development were not material (under 2% of revenues).

Liquidity and Capital Resources
     On June 28, 2006, we entered into a new loan with a fifteen year amortization with Citywide Banks for $5,156,600 secured by the land, building and fixtures at our Denver, Colorado facilities. Interest on the bank loan (8.25% at December 31, 2007) is at the prime rate as published in The Wall Street Journal, adjusted annually each June. This loan requires 180 monthly payments of approximately $50,500, which commenced on July 28, 2006. The loan agreement contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1. We may not declare any dividends that would result in a violation of either of these covenants. The foregoing requirements were met at the end of 2007.
     During 2007, our working capital decreased by $896,900, and concomitantly, our current ratio (current assets divided by current liabilities) decreased from 2.1:1 at December 31, 2006 to 1.9:1 at
     December 31, 2007. This decrease in working capital is attributable to a net loss in 2007 of $1,310,800, reduction in long-term debt of $203,900, offset by depreciation in excess of capital additions of $535,700.
     At December 31, 2007, trade accounts receivable were $1,004,900 versus $743,700 at the end of 2006, largely because sales in the last two months of 2007 were more than those of the last two months of 2006. Accounts payable decreased from the end of 2006 through the end of 2007 by $333,300 corresponding primarily with the decrease and timing of purchases of inventory over that period. At December 31, 2007 inventories were $236,900 less than at December 31, 2006, primarily due to a decrease in household chemical products inventory as a result of a decrease in our Touch of Scent product sales and the timing of inventory purchases. Prepaid expenses increased from the end of 2006 by $76,500 primarily due to an increase in prepaid promotional expenses.
     We have no significant capital expenditures planned for 2008 and have no current plans for any external financing, other than our existing bank loan. We expect that our available cash and cash flows from operating activities will fund the next twelve months of operations.
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
     The following table sets forth our contractual obligations in the aggregate. We have no capital lease obligations, unconditional purchase obligations or other long-term contractual obligations. Our long-term debt interest rate is a variable rate. The table below assumes an 8.25% annual interest rate for our long-term debt.

CONTRACTUAL OBLIGATIONS
	Payments due by Period
		Less than			After
	Total	1-Year	1–3 Years	4–5 Years	5 Years
Long-term debt, including interest	$8,132,500	$606,200	$1,818,400	$1,212,300	$4,495,600

Operating lease obligations	123,800	85,100	38,700	—	—

Total Contractual Cash Obligations	$8,256,300	$691,300	$1,857,100	$1,212,300	$4,495,600

Item 7. Financial Statements
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Scott’s Liquid Gold-Inc.
     We have audited the accompanying consolidated balance sheets of Scott’s Liquid Gold-Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scott’s Liquid Gold-Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ EHRHARDT KEEFE STEINER & HOTTMAN PC

Denver, Colorado
March 10, 2008

Consolidated Statements of Operations

	Year ended December 31,
	2007	2006
Net sales	$17,918,500	$16,143,600

Operating costs and expenses:
Cost of sales	10,117,600	9,270,000
Advertising	332,800	1,558,800
Selling	5,433,500	5,516,300
General and administrative	2,994,800	3,228,500

	18,878,700	19,573,600

Loss from operations	(960,200)	(3,430,000)
Gain on disposal of assets	—	67,100
Interest income	72,300	94,200
Interest expense	(422,900)	(315,700)

Loss before income taxes	(1,310,800)	(3,584,400)
Income tax expense (Note 5)	—	(2,200)

Net loss	$(1,310,800)	$(3,586,600)

Net loss per common share (Note 7):
Basic	$(0.12)	$(0.34)

Diluted	$(0.12)	$(0.34)

Weighted average shares outstanding:
Basic	10,543,400	10,510,500

Diluted	10,543,400	10,510,500

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$1,483,300	$2,804,100
Investment securities	50,400	51,100
Trade receivables, net of allowance of $62,900 and $62,000 for doubtful accounts	1,004,900	743,700
Other receivables	32,500	55,500
Inventories, net (Note 2)	3,054,500	3,291,400
Prepaid expenses	238,100	161,600

Total current assets	5,863,700	7,107,400
Property, plant and equipment, net (Note 3)	12,624,000	13,159,700
Other assets	55,400	59,700

	$18,543,100	$20,326,800

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,560,300	$1,893,600
Accrued payroll and benefits	866,200	866,400
Other accrued expenses	390,500	417,100
Current maturities of long-term debt (Note 4)	204,900	191,600

Total current liabilities	3,021,900	3,368,700
Long-term debt, net of current maturities (Note 4)	4,671,600	4,875,500

Total liabilities	7,693,500	8,244,200

Commitments and contingencies (Notes 4, 6, 9 and 10)
Shareholders’ equity (Note 6):
Common stock; $.10 par value, authorized 50,000,000 shares; issued and outstanding 10,575,000 shares (2007), and 10,533,000 shares (2006)	1,057,500	1,053,300
Capital in excess of par	5,090,100	5,015,800
Accumulated comprehensive income	400	1,100
Retained earnings	4,701,600	6,012,400

Shareholders’ equity	10,849,600	12,082,600

	$18,543,100	$20,326,800

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

			Capital	Accumulated
Years ended December 31,	Common Stock		in Excess	Comprehensive	Retained	Comprehensive
2007, 2006	Shares	Amount	of Par	Income (loss)	Earnings	Income (loss)

Balance, December 31, 2005	10,503,000	$1,050,300	$4,994,200	$1,900	$9,599,000
Stock purchase for contribution to ESOP (Note 6)	(50,000)	(5,000)	(43,700)	—	—
Stock issued to ESOP Plan (Note 6)	80,000	8,000	65,300	—	—
Unrealized loss on investment securities	—	—	—	(800)	—	$(800)
Net loss	—	—	—	—	(3,586,600)	(3,586,600)

Balance, December 31, 2006	10,533,000	1,053,300	5,015,800	1,100	6,012,400
Total comprehensive loss						$(3,587,400)
Stock issued to ESOP Plan	42,000	4,200	31,400
Stock options granted			42,900
Unrealized loss on investment securities				(700)		$(700)
Net loss					(1,310,800)	(1,310,800)

Balance, December 31, 2007	10,575,000	$1,057,500	$5,090,100	$400	$4,701,600

Total comprehensive loss						$(1,311,500)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(1,310,800)	$(3,586,600)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	603,400	650,600
Stock issued to ESOP	35,600	73,300
Stock options granted	42,900	—
Gain on disposition of assets	—	(67,100)
Change in assets and liabilities:
Trade and other receivables, net	(238,200)	889,200
Inventories, net	236,900	(106,800)
Prepaid expenses and other assets	(76,500)	153,600
Accounts payable and accrued expenses	(360,100)	37,400

Total adjustments to net loss	244,000	1,630,200

Net Cash Used by Operating Activities	(1,066,800)	(1,956,400)

Cash Flows from Investing Activities:
Proceeds from sale of equipment	—	93,800
Purchases of property, plant and equipment	(63,400)	(83,300)

Net Cash Provided (Used) by Investing Activities	(63,400)	10,500

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	—	5,156,600
Principal payments on long-term borrowings	(190,600)	(1,983,900)
Loan origination fees and other costs	—	(64,700)
Proceeds (payments) on short-term borrowings, net	—	(570,000)
Purchase of stock for contribution to ESOP	—	(48,700)

Net Cash Provided (Used) by Financing Activities	(190,600)	2,489,300

Net Increase (Decrease) in Cash and Cash Equivalents	(1,320,800)	543,400
Cash and Cash Equivalents, beginning of year	2,804,100	2,260,700

Cash and Cash Equivalents, end of year	$1,483,300	$2,804,100

Supplemental disclosures:
Cash paid during the year for:
Interest	$423,000	$319,400
Income taxes	$3,600	$1,100
See accompanying notes to consolidated financial statements.

Note 1. Organization and Summary of Significant Accounting Policies
(a) Company Background
     Scott’s Liquid Gold-Inc. (a Colorado corporation) was incorporated on February 15, 1954. Scott’s Liquid Gold-Inc. and its wholly owned subsidiaries (collectively, “we” or “our”) manufacture and market quality household and skin care products, and we fill, package and market our Mold Control 500 product. Since the first quarter of 2001, we have acted as a distributor in the United States of beauty care products contained in individual sachets and manufactured by Montagne Jeunesse and certain other products. Our business is comprised of two segments, household products and skin care products.
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
(e) Investments in Marketable Securities
     We account for investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities”, which requires that we classify investments in marketable securities according to management’s intended use of such investments. We invest our excess cash and have established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. We consider all investments as available for use in our current operations and, therefore, classify them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, reported net of tax, as a separate component of shareholders’ equity and comprehensive income (loss). The cost of the securities sold is based on the specific identification method. Investments in corporate and government securities as of December 31, 2007, are scheduled to mature within one year.

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
     The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. The fair value of investments in marketable securities is based upon quoted market value. Our long-term debt bears interest at a fixed rate that adjusts annually on the anniversary date to a then prime rate. The carrying value of long-term debt approximates fair value as of December 31, 2007 and December 31, 2006.
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
(k) Revenue Recognition
     Revenue is recognized when an arrangement exists to sell our product, we have delivered such product in accordance with that arrangement, the sales price is determinable, and collectibility is probable. Reserves for estimated market development support, pricing allowances and returns are provided in the period of sale as a reduction of revenue. Reserves for returns and allowances are recorded as a reduction of revenue, and are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. At December 31, 2007 and 2006 approximately $695,700 and $649,000, respectively, had been reserved as a reduction of accounts receivable, and approximately $27,000 and $50,000, respectively, had been reserved as current liabilities. Co-op advertising, marketing funds, slotting fees and coupons are deducted from gross sales and totaled $2,294,700, and $2,391,300 in 2007 and 2006, respectively.

(l)	Advertising Costs Advertising costs are expensed as incurred.
(m) Stock-based Compensation
     At December 31, 2007, we had four stock-based employee compensation plans. During the first quarter of fiscal 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. All outstanding options were fully vested as of December 31, 2005. No grants occurred in 2006 subsequent to the adoption of SFAS 123R.

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
     The weighted average fair market value of the options granted in 2007 was estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

Expected life of options (using the “simplified” method)	4.5 years
Risk-free interest rate	4.2% to 4.46%
Expected volatility of stock	57% to 58%
Expected dividend rate	None
     Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) under SFAS 123R was $42,900 in the year ended December 31, 2007. Approximately $186,400 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next forty-four months. In accordance with SFAS 123R, there was no tax benefit from recording the non-cash expense as relates to the options granted to employees as these were qualified stock options which are not normally tax deductible. With respect to the non-cash expense associated with the options granted to the non-employee directors, no tax benefit was recognized due to the existence of as yet unutilized net operating losses. At such time as these operating losses have been utilized and a tax benefit is realized from the issuance of non-qualified stock options, a corresponding tax benefit may be recognized.
(n) Comprehensive Income
     We follow SFAS No. 130, “Reporting Comprehensive Income” which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income includes all changes in equity during a period from non-owner sources.
(o) Operating Costs and Expenses Classification
     Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out and nominal outside warehousing costs as a component of selling expense on the accompanying Consolidated Statement of Operations. Shipping and handling costs totaled $1,596,500 and $1,482,000, for the years ended December 31, 2007 and 2006, respectively.

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
(p) Recently Issued Accounting Pronouncements
     In December 2007 the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.
     In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SF AS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure certain financial instruments and liabilities at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.
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
Note 2: Inventories
     Inventories, consisting of materials, labor and overhead at December 31 were comprised of the following:

	2007	2006

Finished goods	$2,178,000	$2,435,400
Raw Materials	1,284,200	1,337,200
Inventory reserve for obsolescence	(407,700)	(481,200)

	$3,054,500	$3,291,400

Note 3: Property, Plant and Equipment
     Property, plant and equipment at December 31 were comprised of the following:

	2007	2006

Land	$1,091,500	$1,091,500
Buildings	16,308,900	16,307,000
Production equipment	6,023,000	6,023,000
Office furniture and equipment	1,634,800	1,633,600
Other	240,600	181,200

	25,298,800	25,236,300
Less accumulated depreciation	(12,674,800)	(12,076,600)

	$12,624,000	$13,159,700

     Depreciation expense for the years ended December 31, 2007 and 2006, was $599,100 and $622,100, respectively.
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

     Long-term debt at December 31 is presented below:

	2007	2006

First mortgage loan, secured by land and buildings due June 28, 2021, principal and interest of $50,500 payable monthly, the interest rate is based on prime rate as published in the Wall Street Journal and is adjusted annually in June. The interest rate on this loan at December 31, 2007 was 8.25%	$4,876,500	$5,067,100

Less current maturities	204,900	191,600

Long-term debt	$4,671,600	$4,875,500

     Maturities of long-term debt for the years 2008 through 2012 are $204,900, $223,900, $243,300, $264,500, and $286,500 respectively.
Note 5: Income Taxes
     The provision for income tax for the years ended December 31 is as follows:

	2007	2006

Current provision (benefit):
Federal	$—	$—
State	—	2,200

Total current provision (benefit)	—	2,200

Deferred provision (benefit):
Federal	(373,500)	(1,234,800)
State	(32,200)	(111,700)
Valuation allowance	405,700	1,346,500

Total deferred provision (benefit)	—	—

Provision (benefit):
Federal	—	—
State	—	2,200

Total provision (benefit)	$—	$2,200

     Income tax expense (benefit) at the statutory tax rate is reconciled to the overall income tax expense (benefit) as follows:

	2007	2006

Federal income tax at statutory rates	$(445,700)	$(1,219,400)
State income taxes, net of federal tax effect	(40,100)	(109,600)
Change in unrecognized benefit	77,500	—
Other	2,600	(15,300)

Total	(405,700)	(1,344,300)
Change in valuation allowance	405,700	1,346,500

Provision for income taxes	$—	$2,200

     Deferred income taxes are based on estimated future tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes given the provision of enacted tax laws. The net deferred tax assets and liabilities as of December 31, 2007 and 2006 are comprised of the following:

	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$2,797,500	$2,440,300
Tax credit and other carryforwards	193,600	177,600
Trade receivables	23,300	23,000
Inventories	132,300	154,300
Accrued vacation	247,400	252,000
Accrued payroll	—	2,600
Other	6,700	800

Total deferred tax assets	3,400,800	3,050,600

Deferred tax liability:
Accelerated depreciation for tax purposes	(949,000)	(1,004,500)

Total deferred tax liabilities	(949,000)	(1,004,500)

Net deferred tax asset, before allowance	2,451,800	2,046,100
Valuation allowance	(2,451,800)	(2,046,100)

Net deferred tax asset	$—	$—

     At December 31, 2007, we had federal net operating loss carryforwards of approximately $7,000,000 and federal tax credit carryforwards related to research and development efforts of approximately $193,600, both of which expire over a period ending in 2027. State tax loss carryforwards at December 31, 2007 are approximately $13,400,000 expiring over a period ending in 2027.
     A valuation allowance was established due mainly to the uncertainty relating to the future utilization of net operating loss carryforwards. The valuation allowance was further increased by $405,700 and $1,346,500 for 2007 and 2006, respectively, primarily related to uncertainty as to realization of our operating losses and tax credits for these years. The amount of the deferred tax assets considered realizable could be adjusted in the future based upon changes in circumstances that result in a change in our assessment of our ability to realize those deferred tax assets through the generation of taxable income or other tax events.
     On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It requires that we recognize in our consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of FIN 48, we performed a comprehensive review of our material tax positions in accordance with recognition and measurement standards established by FIN 48.

     As a result of this review, we identified certain deferred tax assets that need to be adjusted. As of January 1, 2007, the date of adoption of FIN 48, our uncertain tax benefits totaled approximately $295,200. As of December 31, 2007, this amount had reduced to approximately $209,200.

Balance at January 1, 2007	$295,200
Additions based on tax positions related to current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(86,000)

Balance at December 31, 2007	$209,200

     Due to our net operating loss position and valuation allowance against our net deferred tax assets, the recognition of the unrecognized tax benefits detailed above would not affect our effective tax rate. We do not expect that the amount of unrecognized benefits will change significantly within the next 12 months.
     Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. As a result of our net operating loss carryforward position, we have no accrued interest or penalties related to uncertain tax positions as of January 1, 2007 or December 31, 2007.
     We and our subsidiaries are subject to the following material taxing jurisdictions: U.S. federal and Colorado. The tax years that remain open to examination by the U.S. Internal Revenue Service are years 2004 through 2007. The tax years that remain open to examination by the state of Colorado are years 2003 through 2007.
     However, due to net operating loss (NOL), carryforwards from prior periods, the Internal Revenue Services (IRS) could potentially review the losses related to NOL-generating years back to 2000.

Note 6: Shareholders’ Equity
     In 1993, a non-qualified stock option plan was adopted for the outside directors and in 1997, an incentive stock option plan was adopted for our employees. The 1993 plan expired in January of 2003, and the 1997 plan expired on November 7, 2007 accordingly no shares are available for option under those plans. In 1998 and 2005, stock option plans for our employees, officers and directors were adopted. All of the plans permitted us to grant options up to an aggregate of 2,400,000 shares of common stock. Options are granted at not less than fair market value of the stock on the date of grant and are exercisable for up to ten years from the grant date. All options granted through 2006 have been vested on the date of grant. The options granted in 2007 are vested over a four-year period.

	1993 Plan		1997 Plan		1998 Plan		2005 Plan
		Average		Average		Average		Average
		Option		Option		Option		Option
	Number	Price	Number	Price	Number	Price	Number	Price
	of	Per	of	Per	of	Per	of	Per
	Shares	Share	Shares	Share	Shares	Share	Shares	Share

Maximum number of shares under the plans	400,000		300,000		1,100,000		600,000

Outstanding, December 31, 2005	100,000	$0.57	60,000	$0.55	996,600	$0.67	524,000	$0.59
Granted in 2006	—	—	—	—	—	—	—	—
Exercised	—	—	—	—	—	—	—	—
Cancelled/ Expired	—	—	(7,000)	0.69	(16,500)	0.84	(11,000)	0.54

Outstanding, December 31, 2006	100,000	$0.57	53,000	0.54	980,100	0.67	513,000	$0.59
Granted in 2007	—	—	287,750	0.82	167,900	0.83	86,900	0.82
Exercised	—	—	—	—	—	—	—	—
Cancelled/ Expired	(100,000)	0.57	(53,000)	0.57	(79,500)	0.66	(14,000)	0.54

Outstanding December 31, 2007	—	—	287,750	$0.81	1,068,500	$0.70	585,900	$0.62

Available for issuance, December 31, 2007	—		—		29,500		14,100

     A summary of additional information related to the options outstanding as of December 31, 2007 is as follows:

	Options Outstanding and Exercisable
		Weighted Average
	Number	Remaining	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price

$0.46 — $0.97	1,923,750	2.6 years	$0.68
$1.06	18,400	2.9 years	$1.06

Total	1,942,150	2.6 years	$0.63

     Subsequent to year-end, on February 26, 2008 134,000 five-year options were granted to Directors, Officers, and employees at $0.55 per share. These options will vest over four years or upon a change in control. On February 26, 2008, the Board of Directors adopted a proposed amendment to increase the number of shares available under the 2005 Stock Incentive Plan by 900,000 shares of common stock, for a total of 1,500,000 shares, subject to approval by the shareholders of the Company.

     We have an Employee Stock Ownership Plan (“Plan”) to provide retirement benefits for our employees. The Plan is designed to invest primarily in our common stock and is non-contributory on the part of our employees. Contributions to the Plan are discretionary as determined by our Board of Directors. We expense the cost of contributions to the Plan which amounted to $35,600 (42,000 shares) in 2007 and $73,300 (80,000 shares) in 2006. In 2007 and 2006, from authorized and unissued shares, we issued and contributed 42,000 and 30,000 shares respectively of our common stock to the Plan. Additionally in 2006, we purchased 50,000 shares from a former officer at the then market price for contribution to the Plan.
Note 7: Earnings per Share
     We present basic and diluted earnings or loss per share in accordance with SFAS No. 128 “Earnings per Share” which establishes standards for computing and presenting basic and diluted earnings per share. Per share data is determined by using the weighted average number of common shares outstanding. Common equivalent shares are considered only for diluted earnings per share, unless considered anti-dilutive (as in the years 2007 and 2006). Common equivalent shares, determined using the treasury stock method, result from stock options with exercise prices that are below the average market price of the common stock. A reconciliation of the weighted average number of common shares outstanding is as follows:

	2007	2006

Common shares outstanding, beginning of the year	10,533,000	10,503,000
Common stock issued	—	—
Stock issued to ESOP	42,000	30,000
Stock options exercised	—	—

Common shares outstanding, end of year	10,575,000	10,533,000

Weighted average number of common shares outstanding	10,543,400	10,510,500
Common share equivalents		—

Diluted weighted average number of common shares outstanding	10,543,400	10,510,500

     We have authorized 20,000,000 shares of preferred stock issuable in one or more series, none of which is issued or outstanding as of December 31, 2007.
     At December 31, 2007, we had 1,942,150 stock options outstanding which have been excluded from diluted common shares outstanding due to their antidilutive effect.
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
     Accounting policies for our segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.” Our Management evaluates segment performance based on segment income or loss before profit sharing, bonuses, income taxes and nonrecurring gains and losses. The following provides information on our segments as of and for the years ended December 31:

	2007		2006
	Household	Skin Care	Household	Skin Care
	Products	Products	Products	Products
Net sales to external customers	$8,051,700	$9,866,800	$8,579,900	$7,563,700
Income (loss) before profit sharing, bonuses and income taxes	$288,500	$(1,599,300)	$(776,800)	$(2,807,600)
Identifiable assets	$2,974,900	$5,646,200	$3,685,600	$5,185,900
The following is a reconciliation of segment information to consolidated information:

	2007	2006

Net sales to external customers	$17,918,500	$16,143,600

Loss before profit sharing, bonuses and income taxes	$(1,310,800)	$(3,584,400)

Consolidated loss before income taxes	$(1,310,800)	$(3,584,400)

Identifiable assets	$8,621,100	$8,871,500
Corporate assets	9,922,000	11,455,300

Consolidated total assets	$18,543,100	$20,326,800

     We attribute our net sales to different geographic areas based on the location of the customer. All of our long-lived assets are located in the United States. For the year ended December 31, revenues for each geographical area are as follows:

	2007	2006

United States	$17,801,700	$15,916,900
Foreign countries	116,800	226,700

Total net sales	$17,918,500	$16,143,600

     In 2007 and 2006, one customer accounted for approximately $6,750,000 and $4,800,000, respectively, of consolidated net sales. Both segments sell to this customer. This customer is not related to us. The outstanding trade receivable from this same customer accounted for 22.6% and 21.6% of total trade receivables at December 31, 2007 and 2006, respectively. A loss of this customer could have a material adverse effect on us because it is uncertain whether our consumer base served by this customer would purchase our products at other retail outlets. No long-term contracts exist between us and this customer or any other customer.

Note 9: Retirement Plans
     We have a 401(k) Profit Sharing Plan (“401(k) Plan”) covering our full-time employees who have completed four months of service as defined in the 401(k) Plan, and are age 18 or older. Participants may defer up to 75% of their compensation up to the maximum limit determined by law. We may make discretionary “matching” contributions up to a maximum of 6% of each participant’s compensation, but only for those employees earning no more than $35,000 annually. Additionally, we can make discretionary “profit sharing” contributions to eligible employees. Participants are always fully vested in their contributions, matching contributions and allocated earnings thereon. Vesting in our profit sharing contribution is based on years of service, with a participant fully vested after five years. Our Company matching contributions totaled $6,500 and $7,100, in 2007 and 2006, respectively. We have made no discretionary profit sharing contributions in 2007 and 2006.
Note 10. Commitments and Contingencies
     We have entered into various operating lease agreements, primarily for office equipment. Annual rental expense under these leases totaled $100,200 and $85,900, in 2007 and 2006, respectively. Minimum annual rental payments under noncancellable operating leases are approximately $85,100, $33,000, and $5,700, for the years ending December 31, 2008, 2009, and 2010, respectively.
     We are subject to incidental litigation in the ordinary course of our business. We expect that no pending legal proceeding will have a material adverse effect on us.
Note 11. Transactions with Related Parties
     In 2001, we commenced purchases of the skin care sachets from Montagne Jeunesse under a distributorship agreement covering the United States. Montagne Jeunesse is the sole supplier of that product. Sales of these products represent a significant source of our revenues. On May 4, 2005, our wholly-owned subsidiary, Neoteric Cosmetics, Inc. (“Neoteric”), entered into a new distribution agreement with Montagne Jeunesse International Ltd (“Montagne Jeunesse”) covering our distribution of Montagne Jeunesse products. It replaces a distribution agreement in effect since 2000. In the new agreement, Montagne Jeunesse appoints Neoteric as its exclusive distributor to market and distribute Montagne Jeunesse products in the United States of America. The appointment had an initial term of 18 months, commencing May 3, 2005, and continues in force until terminated by either party by giving to the other party no less than three months’ notice in writing of a termination. The principal and controlling owner of Montagne Jeunesse is the managing director and sole owner of Atchinson Investments, Ltd., which owned, to our knowledge, in 2005 more than 5% of our outstanding common stock; to the best of our knowledge, at February 15, 2008, he owned beneficially less than 5.0% of our outstanding common stock.
     We adopted a bonus plan for our executive officers for 2007. The plan provided that an amount would be distributed to our executive officers equal to 10% of the annual before tax profit exceeding $1,000,000, excluding items that are infrequent, unusual, or extraordinary. In 2007 and 2006, no bonuses were accrued or paid due to net losses. We have adopted substantially the same plan for our executive officers in 2008.

Note 12. Valuation and Qualifying Accounts (in thousands)

	Balance at	Additions		Balance
	beginning of	charged to		at end
	year	expense	Deductions	of year
Year ended December 31, 2006
Returns and allowances, market development support and doubtful accounts reserve	$856,000	3,457,800	3,602,800	$711,000
Year ended December 31, 2007
Returns and allowances, market development support and doubtful accounts reserve	$711,000	3,508,600	3,461,000	$758,600

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.

Item 8A(T).	Controls and Procedures.
Disclosure Controls and Procedures
     As of December 31, 2007, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2007.
Management’s Report on Internal Control over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.
     This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.
     This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information
     None.
PART III
     For Part III, except Item 13, Exhibits, the information set forth in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held in May, 2008, hereby is incorporated by reference into this Report.

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Item 10.	Executive Compensation.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Item 13.	Exhibits.
(c) Exhibits:

Exhibit Number	Document
3.1	Restated Articles of Incorporation, as amended and restated through May 1, 1996.

3.2	Bylaws, as amended through February 27, 1996, incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K for the year ended December 31, 2004.

4.1	Change in Terms Agreement with Citywide Banks, dated June 28, 2006, between us and Citywide Banks, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 30, 2006.

4.2	Business Loan Agreement, dated June 28, 2006, between us and Citywide Banks, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 30, 2006.

4.3	Addendum to Loan Documents, dated June 28, 2006, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on June 30, 2006.

4.4	Promissory Note dated June 7, 2006 by us to Citywide Banks; Deed of Trust dated June 7, 2006 among us, Citywide Banks and the Public Trustee of the City and County of Denver, Colorado; Assignment of Rents dated June 7, 2006 between us and Citywide Banks; letter agreement dated June 7, 2006 regarding the change in the amount under the existing bank line of credit with Citywide Banks, incorporated by reference to Exhibit 10.0 of our Current Report on Form 8-K filed on June 12, 2006.

10.1*	Scott’s Liquid Gold-Inc. Health and Accident Plan, Plan Document and Summary Plan Description Amended and Restated Effective October 1, 2003 incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the year ended December 31, 2004.

10.2	Scott’s Liquid Gold & Affiliated Companies Employee Benefit Health And Welfare Plan Amendment #1-2004 incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K for the year ended December 31, 2004.

10.3*	2008 Key Executive Bonus Plan.

Exhibit Number	Document
10.4*	Indemnification Agreement dated May 6, 1987, between the Registrant and Mark E. Goldstein, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement dated December 23, 1991, between the Registrant and Dennis H. Field, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; Amendment to Indemnification Agreement dated January 17, 1992, between the Registrant and Dennis H. Field, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated July 12, 2000, between us and Jeffrey R. Hinkle, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated August 16, 2000, between us and Carl A. Bellini, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated November 2, 2000, between us and Jeffry B. Johnson, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated November 20, 2002 between us and Dennis P. Passantino, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; and, Indemnification Agreement, dated January 26, 2004 between us and Gerald J. Laber, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2003.

10.5	Agreement dated as of May 3, 2005 between Montagne Jeunesse International Ltd. and Neoteric Cosmetics, Inc., incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.6*	Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan and Trust Agreement, Amended and Restated Effective January 1, 2001; and Second Amendment to Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan, effective as of January 1, 2003, incorporated by reference to Exhibit 10.6 of our annual Report on Form 10-K for the year ended December 31, 2003.

10.7	Third Amendment to Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan, effective March 28, 2005, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.8*	Scott’s Liquid Gold-Inc. 1993 Stock Option Plan for Outside Directors, incorporated by reference to Exhibit 4.7 of our Registration Statement No. 33-63254 on Form S-8, filed with the Commission on May 25, 1993.

10.9*	Scott’s Liquid Gold-Inc. 1998 Stock Option Plan, incorporated by reference to Exhibit 4.3 of our Registration Statement No. 333-51710, filed with the Commission on December 12, 2000.

10.10*	2005 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

Exhibit Number	Document
10.11	Product Development, Production and Marketing Agreement with Modec, Inc. dated April 4, 2006, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.12	Amendment to Modec Agreement dated November 9, 2007.

10.13	Form of 1997 Stock Option Plan Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

10.14	Form of 1998 Stock Option Plan Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

10.15	Form of 2005 Stock Option Plan Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

10.16	Form of 1998 Stock Option Plan Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

10.17	Form of 2005 Stock Incentive Plan Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

21	List of Subsidiaries.

23	Consent of Ehrhardt, Keefe, Steiner & Hottman PC.

24	Powers of Attorney.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification.

*Management contract or compensatory plan or arrangement

Item 14.	Principal Accountant Fees and Services.

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

Date: March 14, 2008

     In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title		Signature
March 14, 2008	Mark E. Goldstein,	)
	Director,	)
	President and Chief	)
	Executive Officer	)
)
March 14, 2008	Jeffrey R. Hinkle,	)
	Director,	)
		)	/s/ Jeffry B. Johnson
March 14, 2008	Jeffry B. Johnson,	)	Jeffry B. Johnson, for himself
	Director,	)	and as Attorney-in-Fact for the
	Treasurer and Chief	)	named directors who together
	Financial Officer	)	constitute all of the members
		)	of the Board of Director and
March 14, 2008	Dennis P. Passantino,	)	for the named officers
	Director	)
)
March 14, 2008	Carl A. Bellini,	)
	Director	)
)
March 14, 2008	Dennis H. Field,	)
	Director	)

March 14, 2008	Gerald J. Laber,	)
	Director	)
)
March 14, 2008	Brian L. Boberick,	)
	Controller	)

Exhibit Index

Exhibit
Number	Document
3.1	Restated Articles of Incorporation, as amended and restated through May 1, 1996.

3.2	Bylaws, as amended through February 27, 1996, incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K for the year ended December 31, 2004.

4.1	Change in Terms Agreement with Citywide Banks, dated June 28, 2006, between us and Citywide Banks, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 30, 2006.

4.2	Business Loan Agreement, dated June 28, 2006, between us and Citywide Banks, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 30, 2006.

4.3	Addendum to Loan Documents, dated June 28, 2006, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on June 30, 2006.

4.4	Promissory Note dated June 7, 2006 by us to Citywide Banks; Deed of Trust dated June 7, 2006 among us, Citywide Banks and the Public Trustee of the City and County of Denver, Colorado; Assignment of Rents dated June 7, 2006 between us and Citywide Banks; letter agreement dated June 7, 2006 regarding the change in the amount under the existing bank line of credit with Citywide Banks, incorporated by reference to Exhibit 10.0 of our Current Report on Form 8-K filed on June 12, 2006.

10.1*	Scott’s Liquid Gold-Inc. Health and Accident Plan, Plan Document and Summary Plan Description Amended and Restated Effective October 1, 2003 incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the year ended December 31, 2004.

10.2	Scott’s Liquid Gold & Affiliated Companies Employee Benefit Health And Welfare Plan Amendment #1-2004 incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K for the year ended December 31, 2004.

10.3*	2008 Key Executive Bonus Plan.

Exhibit
Number	Document
10.4*	Indemnification Agreement dated May 6, 1987, between the Registrant and Mark E. Goldstein, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement dated December 23, 1991, between the Registrant and Dennis H. Field, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; Amendment to Indemnification Agreement dated January 17, 1992, between the Registrant and Dennis H. Field, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated July 12, 2000, between us and Jeffrey R. Hinkle, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated August 16, 2000, between us and Carl A. Bellini, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated November 2, 2000, between us and Jeffry B. Johnson, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; Indemnification Agreement, dated November 20, 2002 between us and Dennis P. Passantino, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2002; and, Indemnification Agreement, dated January 26, 2004 between us and Gerald J. Laber, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2003.

10.5	Agreement dated as of May 3, 2005 between Montagne Jeunesse International Ltd. and Neoteric Cosmetics, Inc., incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.6*	Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan and Trust Agreement, Amended and Restated Effective January 1, 2001; and Second Amendment to Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan, effective as of January 1, 2003, incorporated by reference to Exhibit 10.6 of our annual Report on Form 10-K for the year ended December 31, 2003.

10.7	Third Amendment to Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan, effective March 28, 2005, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.8*	Scott’s Liquid Gold-Inc. 1993 Stock Option Plan for Outside Directors, incorporated by reference to Exhibit 4.7 of our Registration Statement No. 33-63254 on Form S-8, filed with the Commission on May 25, 1993.

10.9*	Scott’s Liquid Gold-Inc. 1998 Stock Option Plan, incorporated by reference to Exhibit 4.3 of our Registration Statement No. 333-51710, filed with the Commission on December 12, 2000.

10.10*	2005 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

Exhibit
Number	Document
10.11	Product Development, Production and Marketing Agreement with Modec, Inc. dated April 4, 2006, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.12	Amendment to Modec Agreement dated November 9, 2007.

10.13	Form of 1997 Stock Option Plan Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

10.14	Form of 1998 Stock Option Plan Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

10.15	Form of 2005 Stock Option Plan Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

10.16	Form of 1998 Stock Option Plan Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

10.17	Form of 2005 Stock Incentive Plan Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

21	List of Subsidiaries.

23	Consent of Ehrhardt, Keefe, Steiner & Hottman PC.

24	Powers of Attorney.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification.

*	Management contract or compensatory plan or arrangement