Form 10-Q
period 2008-05-02
SCOTTS LIQUID GOLD INC
filed 2008-05-02
CIK 88000

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        FOR THE QUARTERLY PERIOD ENDED
                                March 31, 2008


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

	Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]  No  [ ]

	Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	[ ]
Accelerated filer 		[ ]
Non-accelerated filer		[ ](Do not check if a smaller reporting
company)
Smaller reporting company 	[X]

	Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act.    Yes [ ]   No [X]

	As of March 31, 2008, the Registrant had 10,595,000 of its $0.10 par value common stock outstanding.







PART I	FINANCIAL INFORMATION

Item 1.		Financial Statements

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

                                          Three Months Ended
                                               March 31,
                                           2008          2007
                                       -----------   -----------
Net sales                              $ 4,093,800   $ 3,861,800
                                       -----------   -----------
Operating costs and expenses:
   Cost of Sales                         2,201,900     2,346,500
   Advertising                             111,200       112,300
   Selling                               1,340,300     1,255,400
   General and administrative              800,000       814,100
                                       -----------   -----------
                                         4,453,400     4,528,300
                                       -----------   -----------

Loss from operations                      (359,600)     (666,500)

Interest income                              8,500        24,200
Interest expense                          (103,100)     (103,900)
                                       -----------   -----------
Loss before income taxes                  (454,200)     (746,200)

Income tax expense (benefit)                  -             -
                                       -----------   -----------
Net loss                               $  (454,200)  $  (746,200)
                                       ===========   ===========

Net loss per common share (Note 3):
   Basic                               $     (0.04)  $     (0.07)
                                       ===========   ===========
   Diluted                             $     (0.04)  $     (0.07)
                                       ===========   ===========

Weighted average shares outstanding:
   Basic                                10,582,700    10,533,000
                                       ===========   ===========
   Diluted                              10,582,700    10,533,000
                                       ===========   ===========












SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Balance Sheets

                                            March 31,    December 31,
                                              2008           2007
                                          ------------   ------------
                                          (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents              $ 1,100,100    $ 1,483,300
   Investment securities                       50,500         50,400
   Trade receivables, net of allowance
    for doubtful accounts of $62,900        1,072,200      1,004,900
   Other receivables                           23,300         32,500
   Inventories, net                         3,212,900      3,054,500
   Prepaid expenses                           122,800        238,100
                                          -----------    -----------
     Total current assets                   5,581,800      5,863,700

Property, plant and equipment, net         12,476,800     12,624,000

Other assets                                   54,300         55,400
                                          -----------    -----------
          TOTAL ASSETS                    $18,112,900    $18,543,100
                                          ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current  liabilities:
   Accounts payable                       $ 1,676,000    $ 1,560,300
   Accrued payroll and benefits               831,200        866,200
   Other accrued expenses                     359,500        390,500
   Current maturities of long-term debt       210,200        204,900
                                          -----------    -----------
      Total current liabilities             3,076,900      3,021,900

Long-term debt, net of current maturities   4,616,100      4,671,600
                                          -----------    -----------
                                            7,693,000      7,693,500

Commitments and contingencies

Shareholders' equity:
   Common stock; $.10 par value, authorized
     50,000,000 shares; issued and
     outstanding 10,595,000 shares,
     and 10,575,000 shares, respectively    1,059,500      1,057,500
   Capital in excess of par                 5,112,500      5,090,100
   Accumulated comprehensive income               500            400
   Retained earnings                        4,247,400      4,701,600
                                          -----------    -----------
      Shareholders' equity                 10,419,900     10,849,600
                                          -----------    -----------

   TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $18,112,900    $18,543,100
                                          ===========    ===========


SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

                                                 Three Months Ended
                                                     March 31,
                                             -------------------------
                                                 2008          2007
                                             -----------   -----------
Cash flows from operating activities:
Net loss                                     $  (454,200)  $  (746,200)
                                             -----------   -----------
  Adjustments to reconcile net
   loss to net cash provided
   (used) by operating activities:
      Depreciation and amortization              157,100       161,600
      Stock options granted                       15,200         4,000
      Changes in assets and liabilities:
         Trade and other receivables, net        (58,100)     (336,100)
         Inventories                            (158,400)     (168,400)
         Prepaid expenses and
          other assets                           115,300        31,800
         Accounts payable and
          accrued expenses                        49,700       326,800
                                             -----------   -----------
         Total adjustments to net loss           120,800        19,700
                                             -----------   -----------
               Net Cash Used by
                Operating Activities            (333,400)     (726,500)
                                             -----------   -----------

Cash flows from investing activities:
    Purchase of property, plant & equipment       (8,800)       (1,500)
                                             -----------   -----------
               Net Cash Used by
                Investing Activities              (8,800)       (1,500)
                                             -----------   -----------

Cash flows from financing activities:
    Proceeds from exercise of
     stock options                                 9,200          -
    Principal payments on
     long-term borrowing                         (50,200)      (47,900)
                                             -----------   -----------
               Net Cash Used by
                Financing Activities             (41,000)      (47,900)
                                              ----------   -----------
Net Decrease in Cash and
 Cash Equivalents                               (383,200)     (775,900)

Cash and Cash Equivalents,
 beginning of period                           1,483,300     2,804,100
                                             -----------   -----------
Cash and Cash Equivalents,
 end of period                               $ 1,100,100   $ 2,028,200
                                             ===========   ===========

Supplemental disclosures:
    Cash Paid during period for:
      Interest                               $   103,200   $   104,000
                                             ===========   ===========
      Income taxes                           $      -      $       900
                                             ===========   ===========

SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 1.	Summary of Significant Accounting Policies

(a)	Company Background
	Scott's Liquid Gold-Inc. (a Colorado corporation) was incorporated on February 15, 1954. Scott's Liquid Gold-Inc. and its wholly owned subsidiaries (collectively, "we" or "our") manufacture and market quality household and skin care products, and we fill, package and market our Mold Control 500 product. We act as the distributor in the United States for beauty care products contained in individual sachets and manufactured by Montagne Jeunesse. In 2006 and 2007, we began the distribution of products from COSMEX International (Davinci & Moosehead men's grooming products), and in 2007 from Baylis & Harding (bath, body and hair care products). Our business is comprised of two segments -- household products and skin care products.

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
	We account for investments in marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities", which requires that we classify investments in marketable securities according to management's intended use of such investments. We invest our excess cash and have established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. We consider all investments as available for use in our current operations and, therefore, classify them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, reported net of tax, as a separate component of shareholders' equity and comprehensive income
(loss). The cost of the securities sold is based on the specific identification method. Investments in corporate and government securities as of March 31, 2008, are scheduled to mature within one year.

(f)	Inventories
	Inventories consist of raw materials and finished goods and are stated at the lower of cost (first-in, first-out method) or market.
We record a reserve for slow moving and obsolete products and raw materials. We estimate reserves for slow moving and obsolete products and raw materials based upon historical and anticipated sales.

	Inventories were comprised of the following at:

                              March 31, 2008      December 31, 2007
                              --------------      -----------------
      Finished goods           $ 2,177,200          $ 2,178,000
      Raw materials              1,429,400            1,284,200
      Inventory reserve
       for obsolescence           (393,700)            (407,700)
                               -----------          -----------
                               $ 3,212,900          $ 3,054,500
                               ===========          ===========

(g)	Property, Plant and Equipment
	Property, plant and equipment are recorded at historical cost. Depreciation is provided using the straight-line method over estimated useful lives of the assets ranging from three to forty-five years. Building structures and building improvements are estimated to have useful lives of 35 to 45 years and 3 to 20 years, respectively. Production equipment and production support equipment are estimated to have useful lives of 15 to 20 years and 3 to 10 years, respectively. Office furniture and office machines are estimated to have useful lives of 10 to 20 and 3 to 5 years, respectively. Carpeting, drapes and company vehicles are estimated to have useful lives of 5 to 10 years. Maintenance and repairs are expensed as incurred.
Improvements that extend the useful lives of the assets or provide improved efficiency are capitalized.

(h)	Financial Instruments
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

	The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. The fair value of investments in marketable securities is based upon quoted market value. Our long-term debt bears interest at a fixed rate that adjusts annually on the anniversary date to a then prime rate. The carrying value of long-term debt approximates fair value as of March 31, 2008 and December 31, 2007.

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
	Revenue is recognized when an arrangement exists to sell our product, we have delivered such product in accordance with that arrangement, the sales price is determinable, and collectibility is probable. Reserves for estimated market development support, pricing allowances and returns are provided in the period of sale as a reduction of revenue. Reserves for returns and allowances are recorded as a reduction of revenue, and are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. At March 31, 2008 and December 31, 2007 approximately $650,000 and $695,700, respectively, had been reserved as a reduction of accounts receivable, and approximately $23,000 and $27,000, respectively, had been reserved as current liabilities. Co-op advertising, marketing funds, slotting fees and coupons are deducted from gross sales and totaled $378,300 and $973,100 in the quarter ended March 31, 2008 and 2007, respectively.

(l)	Advertising Costs
	Advertising costs are expensed as incurred.

(m)	Stock-based Compensation
	At March 31, 2008, we had three stock-based employee compensation plans. During the first quarter of fiscal 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 123-revised 2004 ("SFAS 123R"), "Share-Based Payment" which replaced Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified.

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

	During the first quarter of 2008, we granted 134,000 options for shares of our common stock to employees at $0.55 per share. The options which vest ratably over forty-eight months, or upon a change in control, and which expire after five years, were granted at or above the market value as of the date of grant.

	The weighted average fair market value of the options granted in the first quarter of 2008 was estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

Expected life of options
  (using the "simplified" method)             4.5 years
Risk-free interest rate                       2.9%
Expected volatility of stock                  71%
Expected dividend rate                        None

	Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) under SFAS 123R was $15,200 in the three months ended March 31, 2008. Approximately $213,700 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next forty-seven months. In accordance with SFAS 123R, there was no tax benefit from recording the non-cash expense as relates to the options granted to employees as these were qualified stock options which are not normally tax deductible. With respect to the non-cash expense associated with the options granted to the non-employee directors, no tax benefit was recognized due to the existence of as yet unutilized net operating losses. At such time as these operating losses have been utilized and a tax benefit is realized from the issuance of non-qualified stock options, a corresponding tax benefit may be recognized.

(n)	Comprehensive Income
	We follow Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income includes all changes in equity during a period from non-owner sources.

	The following table is a reconciliation of our net loss to our total comprehensive loss for the quarters ended March 31, 2008 and 2007:

                                      2008            2007
                                 -----------     -----------
	Net loss                   $  (454,200)    $  (746,200)
	Unrealized gain (loss) on
	 investment securities             100            (200)
                                 -----------     -----------
	Comprehensive loss         $  (454,100)    $  (746,400)
                                 ===========     ===========

(o)	Operating Costs and Expenses Classification
	Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out and nominal outside warehousing costs as a component of selling expense on the accompanying Consolidated Statement of Operations. Shipping and handling costs totaled
$403,000 and $345,000, for the quarters ended March 31, 2008 and 2007, respectively.

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

(p)	Recently Issued Accounting Pronouncements

	In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, "Business Combinations"
("SFAS No. 141R"). This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

	In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an Amendment of APB No. 51" ("SFAS No. 160"). This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

	In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS No. 115" ("SFAS No. 159"). This statement permits entities to choose to measure certain financial instruments and liabilities at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement did not have a material effect on the Company's financial statements.

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

	We have prepared these unaudited interim consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal recurring nature. These interim financial statements should be read in conjunction with our financial statements included in our 2007 Annual Report on Form 10-KSB.

Note 3.	Earnings per Share

	Per share data was determined by using the weighted average number of common shares outstanding. Potentially dilutive securities, including stock options, are considered only for diluted earnings per share, unless considered anti-dilutive. The potentially dilutive securities, which are comprised of outstanding stock options of 1,922,150 and 1,944,650 at March 31, 2008 and 2007, respectively, were excluded from the computation of weighted average shares outstanding due to their anti-dilutive effect.

	A reconciliation of the weighted average number of common shares outstanding for the three months ended March 31 follows:

                                            2008         2007
                                         ----------   ----------
Common shares outstanding,
  beginning of the year                  10,575,000   10,533,000
Stock options exercised                       7,700         -
                                         ----------   ----------
Weighted average number of
 common shares outstanding               10,582,700   10,533,000

Dilutive effect of common share
equivalents                                    -           -
                                         ----------   ----------
Diluted weighted average number
 of common shares outstanding            10,582,700   10,533,000
                                         ==========   ==========

	At March 31, 2008, there were authorized 50,000,000 shares of our $.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series. None of the preferred stock was issued or outstanding at March 31, 2008.

Note 4.	Segment Information

	We operate in two different segments: household products and skin care products. Our products are sold nationally and internationally (primarily Canada), directly and through independent brokers, to mass merchandisers, drug stores, supermarkets, wholesale distributors and other retail outlets. Management has chosen to organize our business around these segments based on differences in the products sold. The household products segment includes "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, Mold Control 500, a mold remediation product, and "Touch of Scent," a room air freshener. The skin care segment includes "Alpha Hydrox," alpha hydroxy acid cleansers and lotions, a retinol product, and "Diabetic Skin Care", a healing cream and moisturizer developed to address skin conditions of diabetics. We also distribute skin care and other sachets of Montagne Jeunesse, Davinci and Moosehead men's grooming products, and bath, body and hair care products from Baylis & Harding.

	Accounting policies for our segments are the same as those described in Note 1, "Summary of Significant Accounting Policies." Our Management evaluates segment performance based on segment income or loss before profit sharing, bonuses, income taxes and nonrecurring gains and losses. The following provides information on our segments as of and for the three months ended March:

                                2008                      2007
                       -----------------------  ------------------------
                       Household    Skin Care    Household    Skin Care
                       Products     Products     Products     Products
                      -----------  -----------  -----------  -----------
Net sales to
 external customers   $ 1,732,300  $ 2,361,500  $ 2,305,500  $ 1,556,300
                      ===========  ===========  ===========  ===========
Income (loss) before
 profit sharing,
 bonuses and
 income taxes         $  (224,100) $  (230,100) $    60,300  $  (806,500)
                      ===========  ===========  ===========  ===========
Identifiable assets   $ 3,077,400  $ 5,631,200  $ 3,599,000  $ 5,664,600
                      ===========  ===========  ===========  ===========

	The following is a reconciliation of segment information to consolidated information for the three months ended March 31:

                                               2008          2007
                                           ------------  -----------
Net sales to external customers            $ 4,093,800   $ 3,861,800
                                           ===========   ===========
Loss before profit sharing,
  bonuses and income taxes                 $  (454,200)  $  (746,200)
                                           ===========   ===========
Consolidated loss before income taxes      $  (454,200)  $  (746,200)
                                           ===========   ===========
Identifiable assets                        $ 8,708,600   $ 9,263,600
Corporate assets                             9,404,300    10,599,700
                                           -----------   -----------
Consolidated total assets                  $18,112,900   $19,863,300
                                           ===========   ===========

	Corporate assets noted above are comprised primarily of our cash and investments, and property and equipment not directly associated with the manufacturing, warehousing, shipping and receiving activities.


Item 2.	Management's Discussion and Analysis or Plan of Operation

Results of Operations

	During the first quarter of 2008, we experienced an overall increase in net sales and a decrease in our net loss as compared to the first quarter of 2007. Our net loss was $454,200 in the first quarter of 2008 versus a net loss of $746,200 in the first quarter of 2007.
The decrease in our loss for the first quarter of 2008 compared to the first quarter of 2007 resulted from a reduction in our sales promotion expenses which are deducted from gross sales.

Summary of Results as a Percentage of Net Sales

                                   Year Ended       Three Months Ended
                                  December 31,          March 31,
                                      2007           2008       2007
                                  -----------      --------   --------
Net sales
   Scott's Liquid Gold
    household products                44.9%          42.3%      59.7%
   Neoteric Cosmetics                 55.1%          57.7%      40.3%
                                     ------         ------     ------
Total Net Sales                      100.0%         100.0%     100.0%
Cost of Sales                         56.5%          53.8%      60.8%
                                     ------         ------     ------
Gross profit                          43.5%          46.2%      39.2%
Other revenue                          0.4%           0.2%       0.6%
                                     ------         ------     ------
                                      43.9%          46.4%      39.8%
                                     ------         ------     ------
Operating expenses                    48.9%          55.0%      56.5%
Interest expense                       2.3%           2.5%       2.7%
                                     ------         ------     ------
                                      51.2%          57.5%      59.2%
                                     ------         ------     ------

Loss before income taxes              (7.3%)        (11.1%)    (19.4%)
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

Comparative Net Sales

                                                             Percentage
                                                              Increase
                                   2008           2007       (Decrease)
                               -----------    -----------    ----------
Scott's Liquid Gold
 and other household products  $ 1,553,100    $ 1,960,100      (20.8%)
Touch of Scent                     179,200        345,400      (48.1%)
                               -----------    -----------     ---------
     Total household
      chemical products          1,732,300      2,305,500      (24.9%)
                               -----------    -----------     ---------

Alpha Hydrox and
 other skin care                   980,200        860,400       13.9%
Montagne Jeunesse and other
 distributed skin care           1,381,300        695,900       98.5%
                               -----------    -----------     ---------
     Total skin care products    2,361,500      1,556,300       51.7%
                               -----------    -----------     ---------

          Total Net Sales      $ 4,093,800    $ 3,861,800        6.0%
                               ===========    ===========     =========

Three Months Ended March 31, 2008
Compared to Three Months Ended March 31, 2007

	Consolidated net sales for the first quarter of the current year were $4,093,800 versus $3,861,800 for the first three months of 2007, an increase of $232,000. Average selling prices for the first quarter of 2008 were up by $199,600 over the first quarter of 2007. Average selling prices of household products were up by $82,200, while average selling prices of skin care products were up by $117,400. This increase in selling prices was primarily due to a decrease in coupon usage in 2008 versus 2007. Co-op advertising, marketing funds, slotting fees, and coupons paid to retailers are deducted from gross sales, and totaled $378,300 in the first quarter of 2008 versus $973,100 in the same quarter in 2007, a decrease of $594,800 or 61.1%. This decrease consisted of a decrease in coupon expense of $461,100 (Included in the 2007 coupon expense was a one-time charge from one retailer of $314,000.), a decrease in co-op marketing funds of $147,000, and an increase in slotting fee expenses of $13,300. In the first quarter we announced price increases for the majority of our product lines.

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

	From January 1, 2006 through March 31, 2008, our product returns (as a percentage of gross revenue) have averaged as follows: household products 0.3%, Montagne Jeunesse products 3.0%, and our Alpha Hydrox and other skin care products 6.8%. The level of returns as a percentage of gross revenue for the household products and Montagne Jeunesse products have remained fairly constant as a percentage of sales over that period while the Alpha Hydrox and other skin care products return levels have fluctuated. More recently, as our sales of the skin care products have declined we have seen a decrease in returns as a percentage of gross revenues. The products returned in the three months ended March 31, 2008 (indicated as a percentage of gross revenues) were: household products 0.1%, Montagne Jeunesse products 0.9%, and our Alpha Hydrox and other skin care products 0.9%. We are not aware of any industry trends, competitive product introductions or advertising campaigns at this time which would cause returns as a percentage of gross sales to be materially different for the current fiscal year than for the above averages. Furthermore, the Company's management is not currently aware of any changes in customer relationships that we believe would adversely impact anticipated returns. However, we review our reserve for returns quarterly and we regularly face the risk that the existing conditions related to product returns will change.

	During the first quarter of 2008, net sales of skin care products accounted for 57.7% of consolidated net sales compared to 40.3% for the same quarter of 2007. Net sales of these products for that period were $2,361,500 in 2008 compared to $1,556,300 in 2007, an increase of $805,200 or 51.7%. Our increase in net sales of Alpha Hydrox and other skin care was due to the decrease in promotions to retailers, which are deducted from gross sales, in 2008 versus 2007. This increase was offset by a decrease in our sales of our Alpha Hydrox products introduced in 2005 and the massage oils introduced in 2007. (The first quarter 2007 sales of the massage oils included initial pipeline sales to retailers.) We have continued to experience a drop in unit sales of our more recently introduced Alpha Hydrox products and our earlier-established alpha hydroxy acid-based products due primarily to maturing in the market for alpha hydroxy acid-based skin care products, intense competition from producers of similar or alternative products, many of which are considerably larger than Neoteric Cosmetics, Inc. and reduced distribution of these products at retail stores in current and prior periods. For the first quarter of 2008, the sales of our Alpha
Hydrox products accounted for 22.1% of net sales of skin care products and 12.8% of total net sales, compared to 19.7% of net sales of skin care products and 7.9% of total net sales in 2007. During 2007 we introduced four new items to the Alpha Hydrox line of products; it is too early to tell about consumer acceptance of these additions.

	For 2008, net sales of Montagne Jeunesse and other distributed skin care products were $1,381,300 in the first quarter versus
$695,900 for the comparable quarter of 2007, an increase of $685,400 or 98.5%. This sales increase was due primarily to the sales of Davinci and Moosehead men's grooming products and bath, body and hair care products of Baylis & Harding, which were not sold during the first quarter of 2007 or only had nominal sales during that period, offset by a slight decrease in Montagne Jeunesse skin care sales in the first quarter of 2008 versus the first quarter of 2007. The first quarter of 2007 includes this product's placement in additional stores.

	Sales of household products for the first quarter of this year accounted for 42.3% of consolidated net sales compared to 59.7% for the same period in 2007. These products are comprised primarily of Scott's Liquid Gold wood care products (Scott's Liquid Gold for wood, a wood wash and wood wipes), mold remediation products and Touch of Scent. During the quarter ended March 31, 2008 sales of household products were $1,732,300 as compared to $2,305,500 for the same quarter in 2007, a decrease of $573,200 or 24.9%. Sales of Scott's Liquid Gold wood care and other household products decreased from $1,960,100 in 2007 to $1,553,100 in 2008 a decrease of $407,000 or 20.8%. We believe this reduction to be a result of a decrease in media advertising of our products in the last two years. Mold
Control 500 sales were $94,400 for the first quarter of 2008 versus $213,100 for the first quarter of 2007. Sales of "Touch of Scent" were down by $166,200 or 48.1%, primarily due to a decrease in distribution in past quarters. During the third quarter of 2007, we introduced the Odor Extinguisher air fragrance product line; it is too early to tell about consumer acceptance of this addition.

	As sales of a consumer product decline, there is the risk that retailers will stop carrying the product. The loss of any significant customer for any skin care products, "Scott's Liquid Gold" wood care or mold remediation products could have a significant adverse impact on our revenues and operating results. We believe that our future success is highly dependent on favorable acceptance in the marketplace of Montagne Jeunesse products, of our new Alpha Hydrox products and of our "Scott's Liquid Gold" wood care and mold remediation products.

	We also believe that the introduction of successful new products, including line extensions of existing products such as the wood wash and our new mold remediation product, using the name "Scott's Liquid Gold", are important in our efforts to maintain or grow our revenue.
Late in the fourth quarter of 2007, we introduced new items within the Moosehead men's grooming products and bath, body and hair care products of Baylis & Harding. We regularly review possible additional products to sell through distribution agreements or to manufacture ourselves. To the extent that we manufacture a new product rather than purchase it from external parties, we are also benefited by the use of existing capacity in our facilities. We are using our facilities to fill and package the mold control products. The actual introduction of additional products, the timing of any additional introductions and any revenues realized from new products is uncertain.

	On a consolidated basis, cost of goods sold was $2,201,900 during the first three months of 2008 compared to $2,346,500 for the same period of 2007, a decrease of $144,600 or 6.2%, on a sales increase of 6.0%. As a percentage of consolidated net sales, cost of goods sold was 53.8% in 2008 versus 60.8% in 2007, a decrease of about 11.5%. This was essentially due to a decrease in sales promotion expenses, which are deducted from gross sales, and thus affected our margins particularly in the skin care line of products, offset somewhat by lower plant utilization and increase costs of steel cans and petroleum based raw materials.

Operating Expenses, Interest Expense and Other Income

                                                          Percentage
                                                           Increase
                                  2008          2007      (Decrease)
                              -----------   -----------   ----------
Operating Expenses
     Advertising              $   111,200   $   112,300       (1.0%)
     Selling                    1,340,300     1,255,400        6.8%
     General & Administrative     800,000       814,100       (1.7%)
                              -----------    ----------   ---------
          Total operating
           expenses           $ 2,251,500   $ 2,181,800        3.2%
                              ===========   ===========   =========

Interest Income               $     8,500   $    24,200      (64.9%)

Interest Expense              $   103,100   $   103,900       (0.8%)

	Operating expenses, comprised of advertising, selling and general and administrative expenses, increased by $69,700 in the first quarter of 2008 when compared to first quarter of 2007. The various components of operating expenses are discussed below.

	Advertising expenses for the first three months of 2008 were $111,200 compared to $112,300 for the comparable quarter of 2007, a decrease of $1,100 or 1.0%.

	Selling expenses for the first quarter of 2008 were $1,340,300 compared to $1,255,400 for the comparable three months of 2007, an increase of $84,900 or 6.8%. That increase was comprised of an increase in salaries and fringe benefits and related travel expense of $55,800 primarily because of an increase in personnel in 2008 versus 2007, an increase in freight expenses of $49,700, an increase in promotional selling expenses of $56,700 a decrease in royalty fee expenses of $35,000 and a net decrease in other selling expenses of $42,300.

	General and administrative expenses for the first three months of 2008 were $800,000 compared to $814,100 for the same period of 2007, a decrease of $14,100 or 1.7%.

	Interest expense for the first quarter of 2008 was $103,100 versus $103,900 for the comparable quarter of 2007. Interest income for the three months ended March 31, 2008 was $8,500 compared to $24,200 for the same period of 2007, which consists of interest earned on our cash reserves in 2008 and 2007.

	During the first quarter of 2008 and of 2007, expenditures for research and development were not material (under 2% of revenues).

Liquidity and Capital Resources

	On June 28, 2006, we entered into a loan with a fifteen year amortization with Citywide Banks for $5,156,600 secured by the land, building and fixtures at our Denver, Colorado facilities. Interest on the bank loan (8.25% at March 31, 2008) is at the prime rate as published in The Wall Street Journal, adjusted annually each June. This loan requires 180 monthly payments of approximately $50,500, which commenced on July 28, 2006. The loan agreement contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1. We may not declare any dividends that would result in a violation of either of these covenants. The foregoing requirements were met at the end of the first three months of 2008.

	During the first quarter of 2008 our working capital decreased by $336,900, and concomitantly, our current ratio (current assets divided by current liabilities) decreased from 1.9:1 at December 31, 2007 to 1.8:1 at March 31, 2008. This decrease in working capital is attributable to a net loss in the first three months of 2008 of $454,200, and a reduction in long-term debt of $55,500, offset by depreciation in excess of capital additions of $147,200.

	At March 31, 2008, trade accounts receivable were $1,072,200 versus $1,004,900 at the end of 2007, largely because sales in the last two months of the quarter ended March 31, 2008 were more than those of the last two months of the quarter ended December 31, 2007. Accounts payable increased from the end of 2007 through March of 2008 by $115,700 corresponding primarily with the increase and timing of purchases of inventory over that period. At March 31, 2008 inventories were $158,400 more than at December 31, 2007, due to the increase in household chemical products inventory resulting from lower than anticipated sales in the first quarter. Prepaid expenses decreased from the end of 2007 by $115,300 primarily due to the expensing of prepaid promotional expenses and reductions in the amount of deposits required on raw material purchases.

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

Item 3.	Quantitative and Qualitative Disclosures About
Market Risks.

	Not Applicable

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

	As of March 31, 2008, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2008.

	Changes in Internal Control over Financial Reporting

	There was no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Not Applicable

Item 2.	Not Applicable.

Item 3.	Not Applicable

Item 4.	Not Applicable

Item 5.	Other Information
		Not Applicable

Item 6.	Exhibits

31.1     Rule 13a-14(a) Certification of the Chief Executive Officer
31.2     Rule 13a-14(a) Certification of the Chief Financial Officer
32.1     Section 1350 Certification

SIGNATURES

       Pursuant to the requirements of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

				SCOTT'S LIQUID GOLD-INC.


May 2, 2008		BY:	/s/ Mark E. Goldstein
    Date 			--------------------------------------
				Mark E. Goldstein
				President and Chief Executive Officer


May 2, 2008		BY:	/s/ Jeffry B. Johnson
    Date			--------------------------------------
				Jeffry B. Johnson
				Treasurer and Chief Financial Officer



EXHIBIT INDEX

Exhibit
No.      Document
31.1     Rule 13a-14(a) Certification of the Chief Executive Officer
31.2     Rule 13a-14(a) Certification of the Chief Financial Officer
32.1     Section 1350 Certification