Form 10-Q
period 2008-06-30
SCOTTS LIQUID GOLD INC
filed 2008-08-14
CIK 88000

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED

                                  June 30, 2008


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

Large accelerated filer 	[ ]
Accelerated filer 		[ ]
Non-accelerated filer		[ ](Do not check if a smaller reporting
                                   company)
Smaller reporting company 	[X]

	Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act.    Yes [ ]   No [X]

	As of June 30, 2008, the Registrant had 10,625,000 of its $0.10 par value common stock outstanding.


PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

                   SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
               Consolidated Statements of Operations (Unaudited)

                      Three Months Ended           Six Months Ended
                   -------------------------   -------------------------
                             June 30,                    June 30,
                       2008          2007          2008          2007
                   -----------   -----------   -----------   -----------
Net sales          $ 4,043,700   $ 4,304,200   $ 8,137,500   $ 8,166,000

Operating costs
 and expenses:
   Cost of sales     2,508,700     2,340,600     4,710,600     4,687,100
   Advertising          97,000        88,800       208,200       201,100
   Selling           1,320,800     1,379,000     2,661,100     2,634,400
   General and
    administrative     729,800       768,800     1,529,800     1,582,900
                   -----------   -----------   -----------   -----------
                     4,656,300     4,577,200     9,109,700     9,105,500
                   -----------   -----------   -----------   -----------

Loss from operations  (612,600)     (273,000)     (972,200)     (939,500)
Interest income          5,900        19,600        14,400        43,800
Interest expense      (102,100)     (104,200)     (205,200)     (208,100)
                   -----------   -----------   -----------   -----------
                      (708,800)     (357,600)   (1,163,000)   (1,103,800)
Income tax expense
 (benefit)                -             -            -              -
                   -----------   -----------   -----------   -----------
Net loss           $  (708,800)  $  (357,600)  $(1,163,000)  $(1,103,800)
                   ===========   ===========   ===========   ===========

Net loss per common
 share (Note 3):
   Basic and
    Diluted        $     (0.07)  $     (0.03)  $     (0.11)  $     (0.10)
                   ===========   ===========   ===========   ===========

Weighted average
 shares outstanding:
   Basic and
    Diluted         10,613,500    10,533,000    10,598,100    10,533,000
                   ===========   ===========   ===========   ===========










                   SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
                         Consolidated Balance Sheets

                                            June 30,     December 31,
                                              2008           2007
                                          ------------   ------------
                                          (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents              $ 1,004,200    $ 1,483,300
   Investment securities                       50,000         50,400
   Trade receivables, net of allowance
    for doubtful accounts of $62,800
    and $62,000, respectively                 948,800      1,004,900
   Other receivables                           21,700         32,500
   Inventories, net                         2,941,900      3,054,500
   Prepaid expenses                           171,800        238,100
                                          -----------    -----------
     Total current assets                   5,138,400      5,863,700

Property, plant and equipment, net         12,320,800     12,624,000

Other assets                                   53,200         55,400
                                          -----------    -----------
          TOTAL ASSETS                    $17,512,400    $18,543,100
                                          ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current  liabilities:
   Accounts payable                       $ 1,699,500    $ 1,560,300
   Accrued payroll and benefits             1,016,800        866,200
   Other accrued expenses                     279,400        390,500
   Current maturities of long-term debt       266,700        204,900
                                          -----------    -----------
      Total current liabilities             3,262,400      3,021,900

Long-term debt, net of current maturities   4,509,500      4,671,600
                                          -----------    -----------
                                            7,771,900      7,693,500

Commitments and contingencies

Shareholders' equity:
   Common stock; $.10 par value, authorized
     50,000,000 shares; issued and
     outstanding 10,625,000 shares,
     and 10,575,000 shares respectively     1,062,500      1,057,500
   Capital in excess of par                 5,139,400      5,090,100
   Accumulated comprehensive income              -               400
   Retained earnings                        3,538,600      4,701,600
                                          -----------    -----------
      Shareholders' equity                  9,740,500     10,849,600
                                          -----------    -----------

   TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $17,512,400    $18,543,100
                                          ===========    ===========

                    SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)

                                                   Six Months Ended
                                                       June 30,
                                              --------------------------
                                                  2008           2007
                                              -----------    -----------

Cash flows from operating activities:
    Net loss                                  $(1,163,000)   $(1,103,800)
                                              -----------    -----------
    Adjustments to reconcile net loss to
     net cash provided (used) by operating
     activities:
      Depreciation and amortization               314,200        323,200
      Stock issued to ESOP                         12,900           -
      Stock options granted                        32,200         16,000
      Changes in assets and liabilities:
         Trade and other receivables, net          66,900       (100,600)
         Inventories                              112,600       (302,100)
         Prepaid expenses and other assets         66,300        (92,200)
         Accounts payable and
          accrued expenses                        178,700        417,200
                                              -----------    -----------
         Total adjustments to net loss            783,800        261,500
                                              -----------    -----------
           Net Cash Used by
            Operating Activities                 (379,200)      (842,300)
                                              -----------    -----------

Cash flows from investing activities:
    Purchase of property, plant & equipment        (8,800)       (31,000)
                                              -----------    -----------
           Net Cash Used by Investing
            Activities                             (8,800)       (31,000)
                                              -----------    -----------

Cash flows from financing activities:
    Principal payments on long-term borrowings   (100,300)       (94,500)
    Proceeds from exercise of stock options         9,200           -
                                              -----------    -----------
           Net Cash Used by
            Financing Activities                  (91,100)       (94,500)
                                              -----------    -----------
Net Decrease in Cash and
 Cash Equivalents                                (479,100)      (967,800)
Cash and Cash Equivalents,
 beginning of period                            1,483,300      2,804,100
                                              -----------    -----------
Cash and Cash Equivalents,
 end of period                                $ 1,004,200    $ 1,836,300
                                              ===========    ===========

Supplemental disclosures:
    Cash paid during period for:
      Interest                                $   207,300    $   209,300
                                              ===========    ===========
      Income taxes                            $      -       $       900
                                              ===========    ===========


                   SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
           Notes to Consolidated Financial Statements (Unaudited)

Note 1.	Summary of Significant Accounting Policies

(a)	Company Background
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

	In order to improve our liquidity, we are pursuing the following steps: additional financing, the sale of all or a portion of our real estate which we continue to have listed with a real estate firm, efforts to improve revenues, and a reduction in our fixed operating expense.

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
	We account for investments in marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities", which requires that we classify investments in marketable securities according to management's intended use of such investments. We invest our excess cash and have established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. We consider all investments as available for use in our current operations and, therefore, classify them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, reported net of tax, as a separate component of shareholders' equity and comprehensive income (loss). The cost of the securities sold is based on the specific identification method. Investments in corporate and government securities as of June 30, 2008, are scheduled to mature within one year.

(f)	Inventories
	Inventories consist of raw materials and finished goods and are stated at the lower of cost (first-in, first-out method) or market.
We record a reserve for slow moving and obsolete products and raw materials. We estimate reserves for slow moving and obsolete products and raw materials based upon historical and anticipated sales.

	Inventories were comprised of the following at:

                              June 30, 2008       December 31, 2007
                              --------------      -----------------
      Finished goods           $ 2,003,700           $ 2,178,000
      Raw materials              1,331,900             1,284,200
      Inventory reserve
       for obsolescence           (393,700)             (407,700)
                               -----------           -----------
                               $ 2,941,900           $ 3,054,500
                               ===========           ===========

(g)	Property, Plant and Equipment
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

	The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. The fair value of investments in marketable securities is based upon quoted market value. Our long-term debt bears interest at a fixed rate that adjusts annually on the anniversary date to a then prime rate. The carrying value of long-term debt approximates fair value as of June 30, 2008 and December 31, 2007.

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
	Revenue is recognized when an arrangement exists to sell our product, we have delivered such product in accordance with that arrangement, the sales price is determinable, and collectibility is probable. Reserves for estimated market development support, pricing allowances and returns are provided in the period of sale as a reduction of revenue. Reserves for returns and allowances are recorded as a reduction of revenue, and are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. At June 30, 2008 and December 31, 2007 approximately $650,000 and $695,700, respectively, had been reserved as a reduction of accounts receivable, and approximately $23,000 and $27,000, respectively, had been reserved as current liabilities. Co-op advertising, marketing funds, slotting fees and coupons are deducted from gross sales and totaled $774,700 and $1,321,200 in the six months ended June 30, 2008 and 2007, respectively.

(l)	Advertising Costs
	Advertising costs are expensed as incurred.

(m)	Stock-based Compensation
	At June 30, 2008, we had three stock-based employee compensation plans. During the first quarter of fiscal 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 123-revised 2004 ("SFAS 123R"), "Share-Based Payment" which replaced Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified.

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

	During the first six months of 2008, we granted 139,000 options for shares of our common stock to employees at an average exercise price of $0.55 per share. The options which vest ratably over forty-eight months, or upon a change in control, and which expire after five years, were granted at or above the market value as of the date of grant.

	The weighted average fair market value of the options granted in the first half of 2008 was estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions.

                                    Three and Six Months Ended
                                          June 30, 2008
                                    --------------------------
Expected life of options                     4.5 years
Average risk-free interest rate              3.0%
Average expected volatility of stock          69%
Expected dividend rate                       None

	Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) under SFAS 123R was $32,200 in the six months ended June 30, 2008.
Approximately $197,800 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next forty-four months. In accordance with SFAS 123R, there was no tax benefit from recording the non-cash expense as relates to the options granted to employees as these were qualified stock options which are not normally tax deductible. With respect to the non-cash expense associated with the options granted to the non-employee directors, no tax benefit was recognized due to the existence of as yet unutilized net operating losses. At such time as these operating losses have been utilized and a tax benefit is realized from the issuance of non-qualified stock options, a corresponding tax benefit may be recognized.

(n)	Comprehensive Income
	We follow SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income includes all changes in equity during a period from non-owner sources.

	The following table is a reconciliation of our net loss to our total comprehensive loss:

                     Three Months Ended           Six Months Ended
                          June 30,                    June 30,
                 ------------------------  ------------------------
                     2008         2007         2008         2007
                 -----------  -----------  -----------  -----------
Net loss         $  (708,800) $  (357,600) $(1,163,000) $(1,103,800)
Unrealized loss
 on investment
 securities             (500)        (500)        (400)        (600)
                 -----------  -----------  -----------  -----------
Comprehensive
 loss            $  (709,300) $  (358,100) $(1,163,400) $(1,104,400)
                 ===========  ===========  ===========  ===========


(o)	Operating Costs and Expenses Classification
	Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out and nominal outside warehousing costs as a component of selling expense on the accompanying Consolidated Statement of Operations. Shipping and handling costs totaled $798,200 and $730,400, for the six months ended June 30, 2008 and 2007, respectively.

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

	Per share data was determined by using the weighted average number of common shares outstanding. Potentially dilutive securities, including stock options, are considered only for diluted earnings per share, unless considered anti-dilutive. The potentially dilutive securities, which are comprised of outstanding stock options of 1,927,150 and 1,904,650 at June 30, 2008 and 2007, were excluded from the computation of weighted average shares outstanding due to their anti-dilutive effect.

	A reconciliation of the weighted average number of common shares outstanding for the three and six months ended June 30, 2008 and 2007, respectively, follows:

                                    2008                       2007
                      -------------------------------------  ----------
                                                   Total     Three and
                      Three Months  Six Months     Shares    Six Months
                      ------------  -----------  ----------  ----------
Common shares
 outstanding
 beginning  of period  10,595,000   10,575,000   10,575,000  10,533,000
Stock issued to ESOP       18,500        9,300       30,000        -
Stock option exercises       -          13,800       20,000
                        ----------   ----------   ----------  ---------

Weighted average
 number of common
 shares outstanding    10,613,500   10,598,100   10,625,000  10,533,000

Dilutive effect of
 common share
 equivalents                 -            -            -           -
                       ----------   ----------   ----------  ----------

Diluted weighted
 average  number of
 common shares
 outstanding           10,613,500   10,598,100   10,625,000  10,533,000
                       ==========   ==========   ==========  ==========

	At June 30, 2008, there were authorized 50,000,000 shares of our $.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series. None of the preferred stock was issued or outstanding at June 30, 2008.

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

	The following provides information on our segments for the three and six months ended June 30:

                               Three Months ended June 30,
                -----------------------------------------------------
                         2008                       2007
                -------------------------  --------------------------
                Household     Skin Care     Household     Skin Care
                Products      Products      Products      Products
                -----------   -----------   -----------   -----------

Net sales to
 external
 customers      $ 1,967,400   $ 2,076,300   $ 1,936,200   $ 2,368,000
                ===========   ===========   ===========   ===========
Income(loss)
 before profit
 sharing,
 bonuses and
 income taxes   $  (206,600)  $  (502,200)  $    28,200   $  (385,800)
                ===========   ===========   ===========   ===========
Identifiable
 assets         $ 3,168,200   $ 5,113,500   $ 3,483,000   $ 5,737,800
                ===========   ===========   ===========   ===========










                                Six Months ended June 30,
                -----------------------------------------------------
                         2008                       2007
                -------------------------  --------------------------
                Household     Skin Care     Household     Skin Care
                Products      Products      Products      Products
                -----------   -----------   -----------   -----------
Net sales to
 external
customers       $ 3,699,700   $ 4,437,800   $ 4,241,700   $ 3,924,300
                ===========   ===========   ===========   ===========
Income(loss)
 before profit
 sharing,
 bonuses and
 income taxes   $  (430,700)  $  (732,300)  $    88,500   $(1,192,300)
                ===========   ===========   ===========   ===========
Identifiable
 assets         $ 3,168,200   $ 5,113,500   $ 3,483,000   $ 5,737,800
                ===========   ===========   ===========   ===========

	The following is a reconciliation of segment information to consolidated information for the three and six months ended June 30:

                 Three Months ended June 30,  Six Months ended June 30,
                 ---------------------------  -------------------------
                      2008         2007           2008         2007
                 -----------  -----------    -----------  -----------
Net sales to
external
customers        $ 4,043,700  $ 4,304,200    $ 8,137,500  $ 8,166,000
                 ===========  ===========    ===========  ===========
Loss before
 profit  sharing,
 bonuses and
 income taxes    $  (708,800) $  (357,600)   $(1,163,000) $(1,103,800)
                 ===========  ============   ===========  ===========
Identifiable
 assets          $ 8,281,700  $ 9,220,800    $ 8,281,700  $ 9,220,800
Corporate
 assets            9,230,700   10,340,300      9,230,700   10,340,300
                 -----------  ------------   -----------  -----------
Consolidated
 total assets    $17,512,400  $19,561,100    $17,512,400  $19,561,100
                 ===========  ===========    ===========  ===========

	Corporate assets noted above are comprised primarily of our cash and investments, and property and equipment not directly associated with the manufacturing, warehousing, shipping and receiving activities.


Item 2.	Management's Discussion and Analysis or Plan of Operation

Results of Operations

	During the first half of 2008, we experienced a decrease in sales of our Scott's Liquid Gold household chemical products, while experiencing an increase in sales of our Montagne Jeunesse and other distributed skin care products and an increase in sales of our Alpha Hydrox skin care products. Our net loss for the first half of 2008 was $1,163,000 versus a loss of $1,103,800 in the first half of 2007. The increase in our loss for the first half of 2008 compared to the first half of 2007 results primarily from an increase in our cost of sales expenses.

            Summary of Results as a Percentage of Net Sales

                                   Year Ended        Six Months Ended
                                   December 31,          June 30,
                                   ------------     -------------------
                                      2007            2008       2007
                                   ------------     -------    --------
Net sales
   Scott's Liquid Gold
    household products                44.9%           45.5%      51.9%
   Neoteric Cosmetics                 55.1%           54.5%      48.1%
                                     ------          ------     ------
Total Net Sales                      100.0%          100.0%     100.0%
Cost of Sales                         56.5%           57.9%      57.4%
                                     ------          ------     ------
Gross profit                          43.5%           42.1%      42.6%
Other revenue                          0.4%            0.2%       0.5%
                                     ------          ------     ------
                                      43.9%           42.3%      43.1%
                                     ------          ------     ------

Operating expenses                    48.9%           54.1%      54.1%
Interest                               2.3%            2.5%       2.5%
                                     ------          ------     ------
                                      51.2%           56.6%      56.6%
                                     ------          ------     ------

Loss before income taxes              (7.3%)         (14.3%)    (13.5%)
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











                             Comparative Net Sales

                                    Six Months Ended June 30,
                            -----------------------------------------
                                                           Percentage
                                                            Increase
                               2008           2007         (Decrease)
                            -----------    -----------     ----------
Scott's Liquid Gold and
 other household products   $ 3,345,800    $ 3,654,900         (8.5%)
Touch of Scent                  353,900        586,800        (39.7%)
                            -----------    -----------        ------
  Total household
   chemical products          3,699,700      4,241,700        (12.8%)
                            -----------    -----------        ------

Alpha Hydrox and
 other skin care              1,912,900      1,541,400         24.1%
Montagne Jeunesse and other
 distributed skin care        2,524,900      2,382,900          6.0%
                            -----------    -----------        ------
  Total skin care
   products                   4,437,800      3,924,300         13.1%
                            -----------    -----------        ------

     Total Net Sales        $ 8,137,500    $ 8,166,000         (0.3%)
                            ===========    ===========        ======

Six Months Ended June 30, 2008
Compared to Six Months Ended June 30, 2007

	Consolidated net sales for the first half of the current year were $8,137,500 versus $8,166,000 for the first six months of 2007, a decrease of $28,500. Average selling prices for the first half of 2008 were up by $538,700. Average selling prices of household products were up by $177,500, while average selling prices of skin care products were up by $361,200. This increase in selling prices was primarily due to a decrease in coupon usage in 2008 versus 2007 and previously announced price increases for our products. Co-op advertising, marketing funds, slotting fees, and coupons paid to retailers are deducted from gross sales, and totaled $774,700 in the first half of 2008 versus $1,321,200 in the same period in 2007, a decrease of $546,500 or 41.4%. This decrease consisted of a decrease in coupon expense of $435,800 (included in the 2007 coupon expense was a one-time charge from a retailer of $314,000), a decrease in co-op marketing funds of $131,500, and an increase in slotting fee expenses of $20,800. In the first three months of 2008 we announced price increases for the majority of our product lines.

	From time to time, our customers return product to us. For our household chemicals products, we permit returns only for a limited time, and generally only if there is a manufacturing defect. With regard to our skin care products, returns are more frequent under an unwritten industry standard that permits returns for a variety of reasons. In the event a skin care customer requests a return of product, the Company will consider the request, and may grant such request in order to maintain or enhance relationships with customers, even in the absence of an enforceable right of the customer to do so. Some retailers have not returned products to us. Return price credit (used in exchanges typically, or rarely, refunded in cash), when authorized, is based on the original sale price plus a handling charge of the retailer that ranges from 8-10%. The handling charge covers costs associated with the return and shipping of the product. Additions to our reserves for estimated returns are subtracted from gross sales.

	From January 1, 2006 through June 30, 2008, our product returns (as a percentage of gross revenue) have averaged as follows: household products 0.2%, Montagne Jeunesse products 3.0%, and our Alpha Hydrox and other skin care products 6.1%. The level of returns as a percentage of gross revenue for the household products and Montagne Jeunesse products have remained fairly constant as a percentage of sales over that period while the Alpha Hydrox and other skin care products return levels have fluctuated. More recently, as our sales of the skin care products have declined we have seen a decrease in returns as a percentage of gross revenues. The products returned in the six months ended June 30, 2008 (indicated as a percentage of gross revenues) were: household products 0.1%, Montagne Jeunesse products 1.6%, and our Alpha Hydrox and other skin care products 0.7%. We are not aware of any industry trends, competitive product introductions or advertising campaigns at this time which would cause returns as a percentage of gross sales to be materially different for the current fiscal year than for the above averages. Furthermore, the Company's management is not currently aware of any changes in customer relationships that we believe would adversely impact anticipated returns. However, we review our reserve for returns quarterly and we regularly face the risk that the existing conditions related to product returns will change.

	During the first half of 2008, net sales of skin care products accounted for 54.5% of consolidated net sales compared to 48.1% for the same period of 2007. Net sales of these products for that period were $4,437,800 in 2008 compared to $3,924,300 in 2007, an increase of
$513,500 or 13.1%. Our increase in net sales of Alpha Hydrox and other skin care was due primarily to the decrease in promotions to retailers, which are deducted from gross sales, in 2008 versus 2007. During 2007 we introduced four value-priced items to the Alpha Hydrox line of products. These items contributed to the increase in net sales in the first half of 2008, although it is too early to tell about consumer acceptance of these additions. This increase was offset by a decrease in our sales of our Alpha Hydrox products introduced in 2005 and the massage oils introduced in 2007. (The first half 2007 sales of the massage oils included initial pipeline sales to retailers.) We have continued to experience a drop in unit sales of our more recently introduced Alpha Hydrox products and our earlier-established alpha hydroxy acid-based products due primarily to maturing in the market for alpha hydroxy acid-based skin care products, intense competition from producers of similar or alternative products, many of which are considerably larger than Neoteric Cosmetics, Inc. and reduced distribution of these products at retail stores in current and prior periods. For the first half of 2008, the sales of our Alpha Hydrox products accounted for 22.1% of net sales of skin care products and 11.4% of total net sales, compared to 22.7% of net sales of skin care products and 11.3% of total net sales in 2007.

	For 2008, net sales of Montagne Jeunesse and other distributed skin care products were $2,524,900 in the first half of 2008 versus $2,382,900 for the comparable period of 2007, an increase of $142,000 or 6.0%. This sales increase was due primarily to the sales of Moosehead men's grooming products and bath, body and hair care products of Baylis & Harding, which were not sold during the first half of 2007 or only had nominal sales during that period, offset by a decrease in Montagne Jeunesse skin care sales in the first half of 2008 versus the first half of 2007. The first half of 2007 includes this product's placement in additional stores.

	Sales of household products for the first half of this year accounted for 45.5% of consolidated net sales compared to 51.9% for the same period in 2007. These products are comprised of Scott's Liquid Gold wood care products (Scott's Liquid Gold for wood, a wood wash and wood wipes), mold remediation products and Touch of Scent. During the six months ended June 30, 2008 sales of household products were $3,699,700 as compared to $4,241,700 for the same period in 2007, a decrease of $542,000, or 12.8%. Sales of Scott's Liquid Gold wood care products decreased by $91,400 in 2008 versus 2007. We believe this reduction to be a result of a decrease in media advertising of our products in the last two years. Mold Control 500 sales, which are shown in the sales for Scott's Liquid Gold and other household products, were $254,300 for the first half of 2008 versus $472,000 in the same period of 2007. Sales of "Touch of Scent" were down by $232,900 or 39.7%, primarily due to a decrease in distribution in past quarters.

	As sales of a consumer product decline, there is the risk that retailers will stop carrying the product. The loss of any significant customer for any skin care products, "Scott's Liquid Gold" wood care or mold remediation products could have a significant adverse impact on our revenues and operating results. We believe that our future success is highly dependent on favorable acceptance in the marketplace of Montagne Jeunesse products, of our new Alpha Hydrox products introduced in 2005 and 2007 and of our "Scott's Liquid Gold" wood care and mold remediation products.

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

	On a consolidated basis, cost of goods sold was $4,710,600 during the first half of 2008 compared to $4,687,100 for the same period of 2007, an increase of $23,500 or 0.5%, on a sales decrease of 0.3%.
As a percentage of consolidated net sales, cost of goods sold was 57.9% in 2008 versus 57.4% in 2007, an increase of about 0.5%. This was essentially due to increased costs of steel cans and petroleum-based raw materials and lower plant utilization, offset by a decrease in sales promotion expenses, which are deducted from gross sales and thus affected our margins particularly in the skin care line of products.

         Operating Expenses, Interest Expense and Other Income

                                        Six Months ended June 30,
                                ---------------------------------------
                                                             Percentage
                                                              Increase
                                    2008           2007      (Decrease)
                                -----------    -----------   ----------
Operating Expenses
   Advertising                  $   208,200    $   201,100       3.5%
   Selling                        2,661,100      2,634,400       1.0%
   General & Administrative       1,529,800      1,582,900      (3.4%)
                                -----------    -----------     ------
        Total operating
         expenses               $ 4,399,100    $ 4,418,400      (0.4%)
                                ===========    ===========     ======

Interest Income                 $    14,400    $    43,800     (67.1%)

Interest Expense                $   205,200    $   208,100      (1.4%)

	Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, decreased $19,300 in the first half of 2008, when compared to the first half of 2007. The various components of operating expenses are discussed below.

	Advertising expenses for the first six months of 2008 were $208,200 compared to $201,100 for the comparable period of 2007, an increase of $7,100 or 3.5%.

	Selling expenses for the first half of 2008 were $2,661,000 compared to $2,634,400 for the comparable six months of 2007, an increase of $26,700 or 1.0%. That increase was comprised of an increase in salaries, fringe benefits and related travel expense of $62,900 primarily because of an increase in personnel in 2008 versus 2007, an increase in freight and brokerage expenses of $34,400, offset by a decrease in royalty fee expenses of $62,500 and a net decrease in other selling expenses of $8,100.

	General and administrative expenses for the first six months of 2008 were $1,529,800 compared to $1,582,900 for the comparable period of 2007, a decrease of $53,100 or 3.4%. That decrease was primarily attributable to a decrease in professional fees.

	Interest expense for the first half of 2008 was $205,200 versus $208,100 for the comparable period of 2007. Interest expense decreased because of decreased borrowing levels. Interest income for the six months ended June 30, 2008 was $14,400 compared to $43,800 for the same period of 2007, which consists of interest earned on our cash reserves in 2008 and 2007.

	During the first half of 2008 and of 2007, expenditures for research and development were not material (under 2% of revenues).


Three Months Ended June 30, 2008
Compared to Three Months Ended June 30, 2007

                          Comparative Net Sales

                                  Three Months Ended June 30,
                          -----------------------------------------
                                                         Percentage
                                                          Increase
                              2008           2007        (Decrease)
                          -----------    -----------     ----------
Scott's Liquid Gold and
 other household products $ 1,792,700    $ 1,694,800          5.8%
Touch of Scent                174,700        241,400        (27.6%)
                          -----------    -----------        ------
  Total household
   products                 1,967,400      1,936,200          1.6%
                          -----------    -----------        ------

Alpha Hydrox and
 other skin care              932,700        681,000         37.0%
Montagne Jeunesse and other
 distributed skin care      1,143,600      1,687,000        (32.2%)
                          -----------    -----------        ------
  Total skin care
   products                 2,076,300      2,368,000        (12.3%)
                          -----------    -----------        ------

     Total Net Sales      $ 4,043,700    $ 4,304,200         (6.1%)
                          ===========    ===========        ======

	Consolidated net sales for the second quarter of the current year were $4,043,700 versus $4,304,200 for the comparable quarter of 2007, a decrease of $260,500 or about 6.1%. Average selling prices for the second quarter of 2008 were up by $25,100 over those of the comparable period of 2007, prices of household products being up by $95,300, while average selling prices of skin care products were down by $70,200.
Co-op advertising, marketing funds, slotting fees and coupon expenses paid to retailers were subtracted from gross sales in accordance with current accounting policies totaling $396,400 in the second quarter of 2008 versus $348,100 in the same period in 2007, an increase of $48,300 or about 13.9%. This increase consisted of an increase in coupon expenses of $25,300, an increase in co-op advertising of $15,500, and an increase in slotting of $7,500.

	During the second quarter of 2008, net sales of skin care products accounted for 51.3% of consolidated net sales compared to 55.0% for the second quarter of 2007. Net sales of these products for those periods were $2,076,300 in 2008 compared to $2,368,000 in 2007, a decrease of $291,700 or about 12.3%. The reason for the increase in net sales of Alpha Hydrox and other skin care products is explained in the discussion above for the first half of 2008. Net sales of Montagne Jeunesse and other distributed skin care products were approximately $1,143,600 in the second quarter of 2008 compared to $1,687,000 in the second quarter of 2007. This decrease was primarily a result of a decrease in Montagne Jeunesse skin care skin care sales in the second quarter of 2008 versus the second quarter of 2007. The second quarter of 2007 included these products placement in additional stores, offset slightly by sale of our Baylis and Harding line of products which were not in stores in the second quarter of 2007.

	Sales of household products for the second quarter of this year accounted for 48.7% of consolidated net sales compared to 45.0% for the same period of 2007. These products are comprised of Scott's Liquid Gold wood care and mold remediation products, and "Touch of Scent", a room air freshener. During the second quarter of 2008, sales of household products were $1,967,400, as compared to sales of $1,936,200 for the same three months of 2007. Sales of Scott's Liquid Gold wood care and other household products were up by $196,900, an increase of 13.7%. This increase was primarily due to an increase in Scott's Liquid Gold Wood care products, a slight decrease in promotional costs in the second quarter of 2008 versus the second quarter of 2007 (these costs are deducted from gross sales to arrive at net sales) offset somewhat by a decrease in sales of our Mold Control 500 product. Sales of "Touch of Scent" were down by $99,000 or about 38.2% for the reasons stated above in regard to the first half of 2008.

	On a consolidated basis, cost of goods sold was $2,508,700 during the second quarter of 2008 compared to $2,340,600 for the same period of 2007, an increase of $168,100 or about 7.2%, on a sales decrease of 6.1%. As a percentage of consolidated net sales for the second quarter of 2008, cost of goods sold was 62.0% compared to 54.4% in 2007, an increase of 7.6%. This was essentially due to the increased costs of steel cans and petroleum-based raw materials, lower plant utilization, and an increase in sales and promotion expenses, which are deducted from gross sales, and thus affected our margins particularly in the skin care line of products.

           Operating Expenses, Interest Expense and Other Income

                                                              Percentage
                                                               Increase
                                     2008           2007      (Decrease)
                                 -----------    -----------   ----------
Operating Expenses
   Advertising                   $    97,000    $     88,800       9.2%
   Selling                         1,320,800       1,379,000      (4.2%)
   General & Administrative          729,800         768,800      (5.1%)
                                 -----------     -----------     ------
        Total operating expenses $ 2,147,600     $ 2,236,600      (4.0%)
                                 ===========     ===========     ======

Interest Income                  $     5,900     $    19,600     (69.9%)
Interest Expense                 $   102,100     $   104,200      (2.0%)

	Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, decreased $89,000 in the second quarter of 2008, when compared to the same period during 2007. The various components of operating expenses are discussed below.

	Advertising expenses for the second quarter of 2008 were $97,000 compared to $88,800 for the comparable quarter of 2007, an increase of $8,800 or about 9.2%.

	Selling expenses for the three months ended June 30, 2008 were $1,320,800 compared to $1,379,000 for the comparable three months of 2007, a decrease of $58,200 or about 4.2%. That decrease was primarily because of a decrease in royalty fee expenses of $27,500, a decrease in promotional materials expense of $25,200 and a net decrease in other selling expenses of $5,500.

	General and administrative expenses for the second quarter of 2008 were $729,800 compared to $768,800 for the comparable period of 2007, a decrease of $39,000 or about 5.1%. That decrease was primarily attributable to a decrease in professional fees and expenses of $56,700, and a net increase in other general and administrative expenses of $17,700.

	Interest expense for the second quarter of 2008 was $102,100 versus $104,200 for the comparable period of 2007. Interest expense decreased because of lower borrowing levels. Interest income for the three months ended June 30, 2008 was $5,900 compared to $19,600 for the same period of 2007.

	During the second quarter of 2008 and of 2007, expenditures for research and development were not material (under 2% of revenues).

Liquidity and Capital Resources

	On June 28, 2006, we entered into a loan with a fifteen year amortization with Citywide Banks for $5,156,600 secured by the land, building and fixtures at our Denver, Colorado facilities. Interest on the bank loan (5.0% at June 30, 2008) is at the prime rate as published in The Wall Street Journal, adjusted annually each June. This loan requires 180 monthly payments, currently of approximately $42,000, which commenced on July 28, 2006. The loan agreement contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1. We may not declare any dividends that would result in a violation of either of these covenants. The foregoing requirements were met at the end of the first half of 2008.

	During the first half of 2008 our working capital decreased by $965,800, and concomitantly, our current ratio (current assets divided by current liabilities) decreased from 1.9:1 at December 31, 2007 to 1.6:1 at June 30, 2008. This decrease in working capital is attributable to a net loss in the first half of 2008 of $1,163,000, and a reduction in long-term debt of $100,300, offset by depreciation in excess of capital additions of $303,200.

	At June 30, 2008, trade accounts receivable were $948,800 versus $1,004,900 at the end of 2007. Accounts payable increased from the end of 2007 through June of 2008 by $139,200, primarily due to the timing of purchases and payments. At June 30, 2008 inventories were $112,600 less than at December 31, 2007. Prepaid expenses decreased from the end of 2007 by $66,300 primarily due to the expensing of prepaid promotional expenses and reductions in the amount of deposits required on raw material purchases.

	We have no significant capital expenditures planned for the remainder of 2008.

	We expect that our available cash and cash flows from operating activities may not fund the next twelve months' cash requirements, ending June 30, 2009, unless one or more of the following takes place: additional financing (which we are actively pursuing), the sale of all or a portion of our real estate which we continue to have listed with a real estate firm, improved revenues, and a reduction in our fixed operating expenses.

	Our dependence on operating cash flow means that risks involved in our business can significantly affect our liquidity. Any loss of a significant customer, any further decreases in distribution of our skin care or household products, any new competitive products affecting sales levels of our products, or any significant expense not included in our internal budget could result in the need to raise cash. We have no arrangements for any additional external financing of debt or equity, and we are not certain whether any such financing would be available on acceptable terms. In order to improve our operating cash flow, we need to achieve profitability.

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

Disclosure Controls and Procedures

	As of June 30, 2008, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2008.

	Changes in Internal Control over Financial Reporting

	There was no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Not Applicable

Item 2.	Not Applicable.

Item 3.	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

		On May 6, 2008, we held our 2008 Annual Meeting of Shareholders. At that meeting, the seven existing directors were nominated and re-elected as our directors. These seven persons constitute all members of our Board of Directors. These directors and the votes for and withheld for each of them were as follows:

                          For              Withheld
                        ---------          --------
Mark E. Goldstein       8,536,207           377,076
Jeffrey R. Hinkle       8,620,682           292,601
Jeffry B. Johnson       8,621,182           292,101
Dennis P. Passantino    8,620,457           292,826
Carl A. Bellini         8,659,732           253,551
Dennis H. Field         8,658,257           255,026
Gerald J. Laber         8,659,739           253,544

	In addition, at our 2008 Annual Meeting of Shareholders, our shareholders approved an amendment to the Scott's Liquid Gold-Inc. 2005 Incentive Stock Plan to increase the number of shares available under the Plan as set forth in our Proxy Statement dated April 1, 2008. The votes at such meeting with respect to such amendment were as follows:

    For        Against      Abstain       Broker Non-Votes
---------     ---------    ---------      ----------------
4,728,619       31,508      475,215           3,677,941


Item 5.	Not Applicable

Item 6.	Exhibits

31.1    Rule 13a-14(a) Certification of the Chief Executive
         Officer
31.2    Rule 13a-14(a) Certification of the Chief Financial
         Officer
32.1    Section 1350 Certification

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

				SCOTT'S LIQUID GOLD-INC.


August 14, 2008		BY:   /s/ Mark E. Goldstein
    Date 				--------------------------------------
					Mark E. Goldstein
					President and Chief Executive Officer


August 14, 2008		BY:   /s/ Jeffry B. Johnson
    Date				--------------------------------------
					Jeffry B. Johnson
					Treasurer and Chief Financial Officer



EXHIBIT INDEX

Exhibit No.       Document

31.1              Rule 13a-14(a) Certification of the Chief Executive
                   Officer
31.2              Rule 13a-14(a) Certification of the Chief Financial
                   Officer
32.1              Section 1350 Certification