Form 10-Q
period 2008-09-30
SCOTTS LIQUID GOLD INC
filed 2008-11-14
CIK 88000

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.  20549

                             FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED

                         September 30, 2008


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

	As of September 30, 2008, the Registrant had 10,655,000 of its $0.10 par value common stock outstanding.



PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

                   SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
              Consolidated Statements of Operations (Unaudited)

                        Three Months                 Nine Months
                     Ended September 30,         Ended September 30,
                 -------------------------    -------------------------
                     2008          2007           2008          2007
                 -----------   -----------    -----------   -----------
Net sales        $ 3,976,600   $ 4,644,100    $12,114,100   $12,810,100

Operating costs
 and expenses:
   Cost of sales   2,247,000     2,609,300      6,957,600     7,296,400
   Advertising        67,800        66,700        276,000       267,800
   Selling         1,207,000     1,406,900      3,868,100     4,041,300
   General and
    administrative   638,900       735,800      2,168,700     2,318,700
                 -----------   -----------    -----------   -----------
                   4,160,700     4,818,700     13,270,400    13,924,200
                 -----------   -----------    -----------   -----------

Loss from
 operations         (184,100)     (174,600)    (1,156,300)  (1,114,100)

Interest income        4,900        16,700         19,300        60,500
Interest expense     (63,500)     (107,600)      (268,700)     (315,700)
                 -----------   -----------    -----------   -----------
Loss before
 income taxes       (242,700)     (265,500)    (1,405,700)   (1,369,300)

Income tax expense
 (benefit)              -             -                            -
                 -----------   -----------    -----------   -----------

Net loss         $  (242,700)  $  (265,500)   $(1,405,700)  $(1,369,300)
                 ===========   ===========    ===========   ===========

Net loss per
 common share
 (Note 3):
   Basic &
    Diluted      $     (0.02)  $     (0.03)   $     (0.13)  $     (0.13)
                 ===========   ===========    ===========   ===========

Weighted average
 shares outstanding:
   Basic &
    Diluted       10,627,300    10,545,000     10,607,800    10,537,000
                 ===========   ===========    ===========   ===========




                 SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
                       Consolidated Balance Sheets

                                          September 30   December 31,
                                              2008           2007
                                          ------------   ------------
                                          (Unaudited)
Current assets:
   Cash and cash equivalents              $    724,300   $ 1,483,300
   Investment securities                        49,900        50,400
   Trade receivables, net of allowance
    for doubtful accounts of $62,800
    and $62,000, respectively                  961,000     1,004,900
   Other receivables                            22,900        32,500
   Inventories, net                          2,980,600     3,054,500
   Prepaid expenses                            113,600       238,100
                                           -----------   -----------
     Total current assets                    4,852,300     5,863,700

Property, plant and equipment, net          12,164,800    12,624,000

Other assets                                    52,200        55,400
                                           -----------   -----------
          TOTAL ASSETS                     $17,069,300   $18,543,100
                                           ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:  (Note 5.)
   Accounts payable                        $ 1,736,000   $ 1,560,300
   Accrued payroll and benefits                777,500       866,200
   Other accrued expenses                      321,600       390,500
   Current maturities of long-term debt        270,100       204,900
                                           -----------   -----------
      Total current liabilities              3,105,200     3,021,900

Long-term debt, net of current maturities    4,441,200     4,671,600
                                           -----------   -----------
                                             7,546,400     7,693,500

Commitments and contingencies

Shareholders' equity:
   Common stock; $.10 par value, authorized
     50,000,000 shares; issued and
     outstanding 10,655,000 shares,
     and 10,575,000 shares respectively      1,065,500     1,057,500
   Capital in excess of par                  5,161,600     5,090,100
   Accumulated comprehensive income (loss)        (100)          400
   Retained earnings                         3,295,900     4,701,600
                                           -----------   -----------
      Shareholders' equity                   9,522,900    10,849,600
                                           -----------   -----------

   TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                    $17,069,300   $18,543,100
                                           ===========   ===========

                   SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
              Consolidated Statements of Cash Flows (Unaudited)

                                                  Nine Months Ended
                                                    September 30,
                                             --------------------------
                                                 2008          2007
                                             -----------    -----------
Cash flows from operating activities:
Net loss                                     $(1,405,700)   $(1,369,300)
                                             -----------    -----------
  Adjustments to reconcile net loss
   to net cash provided (used) by
   operating activities:
    Depreciation and amortization                471,200        484,700
    Stock issued to ESOP                          21,000         25,100
    Stock options granted                         49,300         28,700
    Gain on disposal of assets                      -              (200)
    Changes in assets and liabilities:
       Trade and other receivables, net           53,500       (474,500)
       Inventories, net                           73,900       (232,100)
       Prepaid expenses                          124,500       (111,800)
       Accounts payable and
        accrued expenses                          18,100        295,800
                                             -----------    -----------
    Total adjustments to net loss                811,500         15,700
                                             -----------    -----------
       Net Cash Used by Operating Activities    (594,200)    (1,353,600)
                                             -----------    -----------
Cash flows from investing activities:
  Proceeds from disposal of assets                  -               200
  Purchase of property, plant & equipment         (8,800)       (61,100)
                                             -----------    -----------
       Net Cash Used by Investing Activities      (8,800)       (60,900)
                                             -----------    -----------

Cash flows from financing activities:
  Proceeds from exercise of stock options          9,200           -
  Principal payments on long-term borrowings    (165,200)      (141,500)
                                             -----------    -----------
       Net Cash Used by Financing Activities    (156,000)      (141,500)
                                             -----------    -----------
Net Decrease in Cash and
 Cash Equivalents                               (759,000)    (1,556,000)
Cash and Cash Equivalents,
 beginning of period                           1,483,300      2,804,100
                                             -----------    -----------
Cash and Cash Equivalents, end of period     $   724,300    $ 1,248,100
                                             ===========    ===========
Supplemental disclosures:
  Cash paid during period for:
    Interest                                 $   270,700    $   316,800
                                             ===========    ===========
    Income taxes                             $     2,300    $     2,000
                                             ===========    ===========


                     SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

Note 1.	Summary of Significant Accounting Policies

(a)	Company Background
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

	In order to improve our liquidity, we are pursuing the following steps: the sale of all or a portion of our real estate which we continue to have listed with a real estate firm, efforts to improve revenues, a reduction in our fixed operating expense, and potentially additional external financing.

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
	We account for investments in marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities", which requires that we classify investments in marketable securities according to management's intended use of such investments. We invest our excess cash and have established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. We consider all investments as available for use in our current operations and, therefore, classify them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, reported net of tax, as a separate component of shareholders' equity and comprehensive income
(loss). The cost of the securities sold is based on the specific identification method. Investments in corporate and government securities as of September 30, 2008, are scheduled to mature within one year.

(f)	Inventories
	Inventories consist of raw materials and finished goods and are stated at the lower of cost (first-in, first-out method) or market.
We record a reserve for slow moving and obsolete products and raw materials. We estimate reserves for slow moving and obsolete products and raw materials based upon historical and anticipated sales.

	Inventories were comprised of the following at:

                           September 30, 2008    December 31, 2007
                           ------------------    -----------------
      Finished goods          $ 2,053,000           $ 2,178,000
      Raw materials             1,317,300             1,284,200
      Inventory reserve
       for obsolescence          (389,700)             (407,700)
                              -----------           -----------
                              $ 2,980,600           $ 3,054,500
                              ===========           ===========

(g)	Property, Plant and Equipment
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

	The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. The fair value of investments in marketable securities is based upon quoted market value. Our long-term debt bears interest at a fixed rate that adjusts annually on the anniversary date to a then prime rate. The carrying value of long-term debt approximates fair value as of September 30, 2008 and December 31, 2007.

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
	Revenue is recognized when an arrangement exists to sell our product, we have delivered such product in accordance with that arrangement, the sales price is determinable, and collectibility is probable. Reserves for estimated market development support, pricing allowances and returns are provided in the period of sale as a reduction of revenue. Reserves for returns and allowances are recorded as a reduction of revenue, and are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. At September 30, 2008 and December 31, 2007 approximately $736,600 and $695,700, respectively, had been reserved as a reduction of accounts receivable, and approximately $23,000 and $27,000, respectively, had been reserved as current liabilities. Co-op advertising, marketing funds, slotting fees and coupons are deducted from gross sales and totaled $1,089,300, and $1,797,000 for the nine month periods ended September 30, 2008 and 2007, respectively.

(l)	Advertising Costs
	We expense advertising costs as incurred.

(m)	Stock-based Compensation
	During the first nine months of 2008, we granted 139,000 options for shares of our common stock to employees at an average exercise price of $0.55 per share. The options which vest ratably over forty-eight months, or upon a change in control, and which expire after five years, were granted at or above the market value as of the date of grant.

	The weighted average fair market value of the options granted in the first nine months of 2008 was estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions.

                                    Three and Nine Months Ended
                                          September 30, 2008
                                    --------------------------
Expected life of options                     4.5 years
Average risk-free interest rate              3.0%
Average expected volatility of stock          69%
Expected dividend rate                       None

	Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) under SFAS 123R was $49,300 in the nine months ended September 30, 2008. Approximately $180,800 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next forty-four months. In accordance with SFAS 123R, there was no tax benefit from recording the non-cash expense as it relates to the options granted to employees as these were qualified stock options which are not normally tax deductible. With respect to the non-cash expense associated with the options granted to the non-employee directors, no tax benefit was recognized due to the existence of as yet unutilized net operating losses. At such time as these operating losses have been utilized and a tax benefit is realized from the issuance of non-qualified stock options, a corresponding tax benefit may be recognized.

(n)	Comprehensive Income
	We follow SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income includes all changes in equity during a period from non-owner sources.

	The following table is a reconciliation of our net loss to our total comprehensive loss:

                         Three Months Ended         Nine Months Ended
                            September 30,             September 30,
                       ----------------------   ------------------------
                           2008        2007         2008         2007
                       ----------  ----------   -----------  -----------
Net loss               $ (242,700) $ (265,500)  $(1,405,700) $(1,369,300)
Unrealized loss on
 investment securities       (100)       (100)         (500)        (700)
                       ----------  ----------   -----------  -----------
Comprehensive loss     $ (242,800) $ (265,600)  $(1,406,200) $(1,370,000)
                       ==========  ==========   ===========  ===========

(o)	Operating Costs and Expenses Classification

	Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out and nominal outside warehousing costs as a component of selling expense on the accompanying Consolidated Statement of Operations. Shipping and handling costs totaled $1,188,800 and $1,148,800 for the nine months ended September 30, 2008 and 2007, respectively.

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

	In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51"
("SFAS No. 160"). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

	Per share data was determined by using the weighted average number of common shares outstanding. Potentially dilutive securities, including stock options, are considered only for diluted earnings per share, unless considered anti-dilutive. The potentially dilutive securities, which are comprised of outstanding stock options of 1,927,150 and 1,994,200 at September 30, 2008 and 2007, were excluded from the computation of weighted average shares outstanding due to their anti-dilutive effect.

	A reconciliation of the weighted average number of common shares outstanding for the three and nine months ended September 30, 2008 and 2007, respectively, follows:

                                           2008
                          --------------------------------------
                                                       Total
                         Three Months  Nine Months     Shares
                         -----------   -----------   -----------
Common shares
 outstanding
 beginning  of period     10,625,000    10,575,000    10,575,000
Stock issued to ESOP           2,300        16,900        60,000
Stock option exercise           -           15,900        20,000
                         -----------   -----------   -----------

Weighted average number
 of common shares
 outstanding              10,627,300    10,607,800    10,655,000

Dilutive effect of
 common share
 equivalents                    -             -             -
                         -----------   -----------   -----------

Diluted weighted
 average  number of
 common shares
 outstanding              10,627,300    10,607,800    10,655,000
                         ===========   ===========   ===========

                                           2007
                          --------------------------------------
                                                       Total
                         Three Months  Nine Months     Shares
                         -----------   -----------   -----------
Common shares
 outstanding
 beginning  of period     10,533,000    10,533,000    10,533,000
Stock issued to ESOP          12,000         4,000        27,000
                         -----------   -----------   -----------

Weighted average number
 of common shares
 outstanding              10,545,000    10,537,800    10,560,000

Dilutive effect of
 common share
 equivalents                    -             -             -
                         -----------   -----------   -----------

Diluted weighted
 average  number of
 common shares
 outstanding              10,545,000    10,537,000    10,560,000
                         ===========   ===========   ===========

	At September 30, 2008, there were authorized 50,000,000 shares of our $.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series. None of the preferred stock was issued or outstanding at September 30, 2008.

Note 4.	Segment Information

	We operate in two different segments: household products and skin care products. Our products are sold nationally and internationally (primarily Canada), directly and through independent brokers, to mass merchandisers, drug stores, supermarkets, wholesale distributors and other retail outlets. Management has chosen to organize our business around these segments based on differences in the products sold. The household products segment includes "Scott's Liquid Gold" for wood, a wood cleaner and preservative treatment, and Wood Wash, a cleaner for wood, Mold Control 500, a mold remediation product, and "Touch of Scent" and "Cube Scents", room air fresheners. The skin care segment includes "Alpha Hydrox," alpha hydroxy acid cleansers and lotions, a retinol product, and "Diabetic Skin Care", a healing cream and moisturizer developed to address skin conditions of diabetics, and Neoteric massage oils. We also distribute skin care and other sachets of Montagne Jeunesse, Davinci and Moosehead men's grooming products, and bath, body and hair care products from Baylis & Harding.





	The following provides information on our segments for the three and nine months ended September 30:

                              Three Months Ended September 30,
                   -----------------------------------------------------
                              2008                        2007
                   -------------------------   -------------------------
                    Household     Skin Care     Household     Skin Care
                    Products      Products      Products      Products
                   -----------   -----------   -----------   -----------
Net sales to
 external
 customers         $ 1,908,700   $ 2,067,900   $ 1,941,700   $ 2,702,400
                   ===========   ===========   ===========   ===========
Income (loss)
 before profit
 sharing, bonuses,
 and income taxes  $    33,400   $  (276,100)  $    85,400   $  (350,900)
                   ===========   ===========   ===========   ===========
Identifiable
 Assets            $ 3,030,700   $ 5,160,900   $ 3,333,300   $ 6,114,800
                   ===========   ===========   ===========   ===========

                                  Nine Months Ended September 30,
                   -----------------------------------------------------
                              2008                        2007
                   -------------------------   -------------------------
                    Household     Skin Care     Household     Skin Care
                    Products      Products      Products      Products
                   -----------   -----------   ----------    -----------
Net sales to
 external
 customers         $ 5,608,400   $ 6,505,700   $ 6,183,400   $ 6,626,700
                   ===========   ===========   ===========   ===========
Income (loss) before
 profit sharing,
 bonuses and
 income taxes        $  (397,300)  $(1,008,400)  $   173,900   $(1,543,200)
                     ===========   ===========   ===========   ===========
Identifiable Assets  $ 3,030,700   $ 5,160,900   $ 3,333,300   $ 6,114,800
                     ===========   ===========   ===========   ===========

	The following is a reconciliation of segment information to consolidated information for the three and nine months ended
September 30:

                        Three Months Ended            Nine Months Ended
                            September 30,                September 30,
                     -------------------------   -------------------------
                         2008          2007         2008          2007
                     -----------   -----------   -----------   -----------
Net sales to
 external customers  $ 3,976,600   $ 4,644,100   $12,114,100   $12,810,100
                     ===========   ===========   ===========   ===========
Loss before profit
 sharing, bonuses
 and income taxes    $  (242,700)  $  (265,500)  $(1,405,700)  $(1,369,300)
                   ===========   ===========    ===========   ===========
Identifiable
 assets            $ 8,191,600   $ 9,448,100    $ 8,191,600   $ 9,448,100
Corporate assets     8,877,700     9,716,800      8,877,700     9,716,800
                   -----------   -----------    -----------   -----------
Consolidated total
 assets            $17,069,300   $19,164,900    $17,069,300   $19,164,900
                   ===========   ===========    ===========   ===========

	Corporate assets noted above are comprised primarily of our cash and investments, and property and equipment not directly associated with the manufacturing, warehousing, shipping and receiving activities.

Note 5.	Subsequent Event

	On November 3, 2008, effective as of October 31, 2008, we entered into a Financing Agreement with Summit Financial Resources, L.P. (the "Financing Agreement") providing for a line of credit up to $1,200,000 secured primarily by accounts receivable, inventory, any lease in which we are a lessor, all investment property and guarantees by the our active subsidiaries. Under the Financing Agreement, the lender will make loans at our request and in the lender's discretion (a) based on purchases of our Accounts by the lender, with recourse against us and an advance rate of 70% (or such other percentage determined by lender in its discretion), and (b) based on Acceptable Inventory not to exceed certain amounts, including an aggregate maximum of $250,000. We obtained the line of credit to improve working capital.

	The line of credit is for a term of one year, renewable for additional one- year terms unless we or the lender provides written notice of non-renewal at least 60 days prior to the end of the current Financing Period. We may also elect to terminate a Financing Period earlier and pay the lender a supplemental fee of the number of months remaining in the Financing Period multiplied by a monthly minimum fee which is $1,800 per month (based on the current maximum credit line).

	The line of credit bears interest at a rate of 1% over the prime rate (as published in the Wall Street Journal) for the accounts receivable portion of the line of credit and 3% over the prime rate for the inventory portion of the line of credit. The prime rate adjusts with changes to the rate. In addition, there are collateral management fees of 0.28% for each 10-day period that an advance on an accounts receivable invoice remains outstanding and a 1.35% collateral management fee on the average monthly loan outstanding on the inventory portion of any advance.

	The Financing Agreement provides that no Change in Control concerning us or any of our active subsidiaries shall occur except with the prior written consent of the lender. Events of Default include, but are not limited to, a failure to make a payment when due or to perform an obligation under the Financing Agreement, or a default occurring on any of indebtedness of ours or any guarantor.

Item 2.	Management's Discussion and Analysis of Financial Condition
		 and Results of Operations

Results of Operations

	During the first nine months of 2008, we experienced a decrease in sales of both our Scott's Liquid Gold household chemical products, and our Montagne Jeunesse line of skin care products and a slight increase in sales of our value-priced line of Alpha Hydrox skin care products. Our net loss for the first nine months of 2008 was $1,405,700 versus a loss of $1,369,300 in the first nine months of 2007. The slight increase in our loss for the first nine months of 2008 compared to the first nine months of 2007 results from a decrease in sales, mitigated somewhat by a reduction in our operating costs and expenses.

Summary of Results as a Percentage of Net Sales

                                     Year Ended        Nine Months Ended
                                     December 31,        September 30,
                                     ------------     -------------------
                                        2007            2008       2007
                                     ------------     -------    --------
Net sales
   Scott's Liquid Gold
    household products                  44.9%           46.3%      48.3%
   Neoteric Cosmetics                   55.1%           53.7%      51.7%
                                       ------          ------     ------
Total Net Sales                        100.0%          100.0%     100.0%
Cost of Sales                           56.5%           57.4%      57.0%
                                       ------          ------     ------
Gross profit                            43.5%           42.6%      43.0%
Other revenue                            0.4%            0.1%       0.5%
                                       ------          ------     ------
                                        43.9%           42.7%      43.5%
                                       ------          ------      -----

Operating expenses                      48.9%           52.1%      51.7%
Interest                                 2.3%            2.2%       2.5%
                                       ------          ------     ------
                                        51.2%           54.3%      54.2%
                                       ------          ------     ------

Loss before income taxes                (7.3%)         (11.6%)    (10.7%)
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

                           Comparative Net Sales

                                     Nine Months Ended         Percentage
                                        September 30,           Increase
                                    2008           2007        (Decrease)
                                -----------    -----------     ----------
Scott's Liquid Gold and
 other household products       $ 4,883,800    $ 5,384,700        (9.3%)
Touch of Scent                      724,600        798,700        (9.3%)
                                -----------    -----------       ------
     Total household
      chemical products           5,608,400      6,183,400        (9.3%)
                                -----------    -----------       ------

Alpha Hydrox and
 other skin care                  2,756,100      2,310,900        19.3%
Montagne Jeunesse and other
 distributed skin care            3,749,600      4,315,800       (13.1%)
                                -----------    -----------       ------
     Total skin care product      6,505,700      6,626,700        (1.8%)
                                -----------    -----------       ------

          Total net sales       $12,114,100    $12,810,100        (5.4%)
                                ===========    ===========       ======

Nine Months Ended September 30, 2008
Compared to Nine Months Ended September 30, 2007

	Consolidated net sales for the first nine months of the current year were $12,114,100 versus $12,810,100 for the first nine months of 2007, a decrease of $696,000. Average selling prices were up by $783,500. Average selling prices of household products were up by $300,100 while average selling prices of skin care products were up by $483,400. This increase in selling prices was primarily due to a decrease in coupon usage in 2008 versus 2007 and previously announced price increases for our products. Co-op advertising, marketing funds, slotting fees, and coupons paid to retailers are deducted from gross sales, and totaled $1,089,300 in the first nine months of 2008 versus $1,797,000 in the same period of 2007, a decrease of $707,700 or 39.4%. This decrease consisted of a decrease in coupon expense of $404,500 (included in the 2007 coupon expense was a one-time charge from a retailer of $314,000), a decrease in co-op marketing funds of $251,900, and a decrease in slotting fee expenses of $51,300. In the first three months of 2008 we announced price increases for the majority of our product lines.

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

	From January 1, 2006 through September, 2008, our product returns (as a percentage of gross revenue) have averaged as follows: household products 0.2%, Montagne Jeunesse products 3.0%, and our Alpha Hydrox and other skin care products 5.8%. The level of returns as a percentage of gross revenue for the household products and Montagne Jeunesse products have remained fairly constant as a percentage of sales over that period while the Alpha Hydrox and other skin care products return levels have fluctuated. More recently, as our sales of the skin care products have declined we have seen a decrease in returns as a percentage of gross revenues. The products returned in the nine months ended September 30, 2008 (indicated as a percentage of gross revenues) were: household products 0.1%, Montagne Jeunesse products 2.0%, and our Alpha Hydrox and other skin care products 1.1%. We are not aware of any industry trends, competitive product introductions or advertising campaigns at this time which would cause returns as a percentage of gross sales to be materially different for the current fiscal year than for the above averages. Furthermore, the Company's management is not currently aware of any changes in customer relationships that we believe would adversely impact anticipated returns. However, we review our reserve for returns quarterly and we regularly face the risk that the existing conditions related to product returns will change.

	During the first nine months of 2008, net sales of skin care products accounted for 53.7% of consolidated net sales compared to 51.7% for the same period of 2007. Net sales of these products for that period were $6,505,700 in 2008 compared to $6,626,700 in 2007, a decrease of $121,000 or 1.8%. Our decrease in net sales of Alpha
Hydrox and other skin care products was due primarily to decreases across all of these products offset by a slight increase in our value-priced Alpha Hydrox line which was introduced during 2007, and a decrease in promotions to retailers, which are deducted from gross sales, in 2008 versus 2007. We have continued to experience a drop in unit sales of our more recently introduced Alpha Hydrox products and our earlier-established alpha hydroxy acid-based products due primarily to maturing in the market for alpha hydroxy acid-based skin care products, and intense competition from producers of similar or alternative products, many of which are considerably larger than Neoteric Cosmetics, Inc. For the first nine months of 2008, the sales of our Alpha Hydrox products accounted for 20.9% of net sales of skin care products and 11.2% of total net sales, compared to 12.7% of net sales of skin care products and 6.6% of total net sales in 2007.

	For 2008, net sales of Montagne Jeunesse and other distributed skin care products were $3,749,600 in the first nine months of 2008 versus $4,315,800 for the comparable period of 2007, a decrease of $566,200 or 13.1%. This sales decrease was due primarily to the decrease in sales of Montagne Jeunesse sachets (the first half of 2007 includes this product's placement in additional stores), offset somewhat by increased sales of Moosehead men's grooming products and bath, body and hair care products of Baylis & Harding, which were not sold during the first half of 2007 or only had nominal sales during that period.

	Sales of household products for the first nine months of this year accounted for 46.3% of consolidated net sales compared to 48.3% for the same period in 2007. These products are comprised of Scott's Liquid Gold wood care products (Scott's Liquid Gold for wood, a wood wash and wood wipes), mold remediation products and Touch of Scent. During the nine months ended September 30, 2008 sales of household products were $5,608,400 as compared to $6,183,400 for the same period in 2007, a decrease of $575,000, or 9.3%. Sales of Scott's Liquid Gold wood care products decreased by $135,900 in 2008 versus 2007. We believe this reduction to be a result of a decrease in media advertising of our wood care products in the last two years. Mold Control 500 sales, which are shown in the sales for Scott's Liquid Gold and other household products, were $376,000 for the first nine months of 2008 versus $741,000 in the same period of 2007. Sales of "Touch of Scent" were down by $74,100 or 9.3%, primarily due to a decrease in distribution in past quarters.
In the third quarter of 2008 we introduced a line of air fresheners called "Cube Scents". It is too early to tell about the consumer acceptance of this addition.

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

	On a consolidated basis, cost of goods sold was $6,957,600 during the first nine months of 2008 compared to $7,296,400 for the same period of 2007, a decrease of $338,800 or 4.6%, on a sales decrease of 5.4%.
As a percentage of consolidated net sales, cost of goods sold was 57.4% in 2008 versus 57.0% in 2007, an increase of about 0.7%. The cost of goods reflects the increase in the costs of steel cans and petroleum-based raw materials and lower plant utilization, offset by a decrease in sales promotion expenses which are deducted from gross sales. We are seeing indications from steel can suppliers that we should be expecting significant increases in steel can costs beginning in 2009.

Operating Expenses, Interest Expense and Other Income

                                        Nine Months Ended      Percentage
                                           September 30,         Increase
                                       2008            2007     (Decrease)
                                   -----------    -----------   ----------
Operating Expenses
    Advertising                    $   276,000    $   267,800       3.1%
    Selling                          3,868,100      4,041,300      (4.3%)
    General & Administrative         2,168,700      2,318,700      (6.5%)
                                   -----------    -----------     ------
         Total operating expenses  $ 6,312,800    $ 6,627,800      (4.8%)
                                   ===========    ===========     ======

Interest and Other Income          $    19,300    $    60,500     (68.1%)
                                   ===========    ===========     ======

Interest Expense                   $   268,700    $   315,700     (14.9%)
                                   ===========    ===========     ======

	Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, decreased $315,100 in the first nine months of 2008, when compared to the first nine months of 2007.
The various components of operating expenses are discussed below.

	Advertising expenses for the first nine months of 2008 were $276,000 compared to $267,800 for the comparable period of 2007, an increase of $8,200 or 3.1%.

	Selling expenses for the first nine months of 2008 were $3,868,100 compared to $4,041,300 for the comparable nine months of 2007, a decrease of $173,200 or 4.3%. That decrease was primarily attributable to a decrease in royalty fee expenses and a decrease in telephone and consumer telephone answering expenses.

	General and administrative expenses for the first nine months of 2008 were $2,168,700 compared to $2,318,700 for the comparable period of 2007, a decrease of $150,100 or 6.5%. That decrease was primarily attributable to a decrease in legal and professional fees of $128,400 and a net decrease in other general and administrative expenses of $21,700. See discussion below of operating expenses for the three months ended September 30, 2008 for information on anticipated reductions in selling and general administrative costs.

	Interest expense for the first nine months of 2008 was $268,700 versus $315,700 for the comparable period of 2007. Interest expense decreased because of lower interest rates and decreased borrowing levels. Interest expense will increase in future periods with the addition of a line of credit established on November 3, 2008.
See "Liquidity and Capital Resources" below. Interest income for the nine months ended September 30, 2008 was $19,300 compared to $60,500 for the same period of 2007, which consists of interest earned on our cash reserves in 2007 and 2006.

	During the first nine months of 2008 and of 2007, expenditures for research and development were not material (under 2% of revenues).

Three Months Ended September 30, 2008
Compared to Three Months Ended September 30, 2007

Comparative Net Sales

                              Three Months Ended September 30,
                          -----------------------------------------
                                                         Percentage
                                                          Increase
                              2008            2007       (Decrease)
                           -----------    -----------     ----------
Scott's Liquid Gold and
 other household products  $ 1,538,000    $ 1,729,800       (11.1%)
Touch of Scent                 370,700        211,900       174.9%
                           -----------    -----------       ------
  Total household products   1,908,700      1,941,700        (1.7%)
                           -----------    -----------       ------

Alpha Hydrox and
 other skin care               843,200        764,900         9.6%
Montagne Jeunesse and other
 distributed skin care       1,224,700      1,937,500       (36.6%)
                           -----------    -----------       ------
  Total skin care
   products                  2,067,900      2,702,400       (23.5%)
                           -----------    -----------       ------

     Total net sales       $ 3,976,600    $ 4,644,100       (14.4%)
                           ===========    ===========       ======

	Consolidated net sales for the third quarter of the current year were $3,976,600 versus $4,644,100 for the comparable quarter of 2007, a decrease of $667,500 or about 14.4%. Average selling prices for the third quarter of 2008 were up by $244,800 over those of the comparable period of 2007, prices of household products being up by $122,600, while average selling prices of skin care products were up by $122,200.
Co-op advertising, marketing funds, slotting fees and coupon expenses paid to retailers were subtracted from gross sales in accordance with current accounting policies totaling $314,600 in the third quarter of 2008 versus $475,800 in the same period in 2007, a decrease of $161,200 or about 33.9%. This decrease consisted of a decrease in slotting expenses of $72,000, a decrease in co-op advertising of $120,500, and an increase in coupon expense of $31,300.

	During the third quarter of 2008, net sales of skin care products accounted for 52.0% of consolidated net sales compared to 41.8% for the third quarter of 2007. Net sales of these products for those periods were $2,076,300 in 2008 compared to $2,368,000 in 2007, a decrease of $291,700 or about 12.3%. This decrease was primarily a result of a decrease in Montagne Jeunesse skin care sales in the third quarter of 2008 versus the third quarter of 2007, offset slightly by sale of our Baylis and Harding line of products which were just being introduced to stores in the third quarter of 2007. There was also in the third quarter of 2008 a slight increase in certain skin care products.

	Sales of Scott's Liquid Gold wood care and other household products were down by $191,800, a decrease of 11.1%. This decrease was primarily due to a decrease in sales of our Mold Control 500 product and a slight decrease in sales of our Scott's Liquid Gold Wood care products. Sales of products in the "Touch of Scent" line were up by $158,800 or about 74.9%, as a result of our introduction of our new air freshener "Cube Scents". For additional information on the decrease in the sales of household products, see the discussion above for the nine months ended September 30, 2008.

	On a consolidated basis, cost of goods sold was $2,247,000 during the third quarter of 2008 compared to $2,609,300 for the same period of 2007, a decrease of $362,300 or 13.9%, on a sales decrease of 14.4%.
As a percentage of consolidated net sales for the third quarter of 2008, cost of goods sold was 56.5% compared to 56.2% in 2007, an increase of 0.5%. This was essentially due to the increased costs of steel cans and petroleum-based raw materials and lower plant utilization, offset by a decrease in sales and promotion expenses, which are deducted from gross sales, and thus affected our margins particularly in the skin care line of products.

Operating Expenses, Interest Expense and Other Income

                                                               Percentage
                                                                Increase
                                      2008           2007      (Decrease)
                                  -----------    -----------   ----------
Operating Expenses
   Advertising                    $    67,800    $    66,700        1.6%
   Selling                          1,207,700      1,406,900      (14.2%)
   General & Administrative           638,900        735,800      (13.2%)
                                  -----------    -----------    ---------
        Total operating expenses  $ 1,913,700    $ 2,209,400      (13.4%)
                                  ===========    ===========    =========

Interest and Other Income         $     4,900    $    16,700      (70.7%)

Interest Expense                  $    63,500    $   107,600      (41.0%)

	Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, decreased $295,700 in the third quarter of 2008, when compared to the same period during 2007. Early in the fourth quarter of 2008 we reduced our selling and general administrative staff and decreased the compensation of some of our executive officers. We expect this cost cutting to save the company approximately $225,000 on an annual basis. The various components of operating expenses are discussed below.

	Advertising expenses for the third quarter of 2008 were $67,800 compared to $66,700 for the comparable quarter of 2007, an increase of $1,100 or 1.6%.

	Selling expenses for the three months ended September 30, 2008 were $1,207,000 compared to $1,406,900 for the comparable three months of 2007, a decrease of $199,900 or 14.2%. That decrease was primarily because of a decrease in salary, fringe benefits and related travel expenses of $57,000, a decrease in royalty fee expenses of $31,200, a decrease in promotional materials expense of $59,500, a decrease in freight and brokerage expenses of $33,500 and a net decrease in other selling expenses of $18,700.

	General and administrative expenses for the third quarter of 2008 were $638,900 compared to $735,800 for the comparable period of 2007, a decrease of $96,900 or 13.2%. That decrease was primarily because of a decrease in salary, fringe benefits and related travel expenses of $33,800, a decrease in legal and professional fees of $53,900 and a net decrease in other general and administrative expense of $9,200.

	Interest expense for the third quarter of 2008 was $63,500 versus $107,600 for the comparable period of 2007. Interest expense decreased because of decreased borrowing levels. Interest income for the three months ended September, 2008 was $4,900 compared to $16,700 for the same period of 2007.

	During the third quarter of 2008 and of 2007, expenditures for research and development were not material (under 2% of revenues).

Liquidity and Capital Resources

	Citywide Loan

	On June 28, 2006, we entered into a loan with a fifteen year amortization with Citywide Banks for $5,156,600 secured by the land, building and fixtures at our Denver, Colorado facilities. Interest on the bank loan (5.0% at September 30, 2008) is at the prime rate as published in The Wall Street Journal, adjusted annually each June.
This loan requires 180 monthly payments, currently of approximately $42,000, which commenced on July 28, 2006. The loan agreement contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1. We may not declare any dividends that would result in a violation of either of these covenants. The foregoing requirements were met at the end of the first nine months of 2008.

	Sale of Vacant Land

	We own approximately 5.5 acres of vacant land north of and adjacent to the Company's facilities in Denver, Colorado. On
September 15, 2008, we entered into a purchase agreement with an unrelated party providing for the sale of the vacant land for $1,209,700 in cash. After real estate commissions and other expenses, this price would result in estimated net proceeds of approximately $1,100,000.
The sale of the land is subject to a number of conditions, including the purchaser's satisfaction with its due diligence investigation of the property to determine in the opinion of the purchaser whether the property is suitable for the purchaser's intended use. The purchaser has 60 days from September 15, 2008 to complete its due diligence investigation. The closing of the sale of the land is to take place within 15 days after the expiration of this due diligence period.

	On November 12, 2008, the proposed purchaser requested that we provide an additional 45 days for the due diligence condition and the purchaser's obtaining financing. According to the information provided to us, the proposed purchaser has not been able to secure financing for the purchase of the vacant land. We have granted their request.

	The land is part of the collateral for our loan with Citywide Banks. The current outstanding amount of the bank loan is approximately $4,711,300. The Bank has approved of the sale of the vacant land free of the Bank's lien based on:

	.	the proposed sale resulting in net proceeds of approximately
		$1,100,000;
	.	the immediate principal reduction at the time of the sale
		in the amount of $700,000; and
	.	the placement of the balance of the proceeds, estimated at
		approximately $400,000, in a reserve account to be applied to future monthly principal and interest payments on the bank loan.

	If the sale of vacant land occurs on this basis, the $400,000 reserve would help our cash flow by its use to make required monthly payments.

	At the same time as approving the sale of vacant land, the Bank stated that it would not stand in the way of our obtaining outside financing for a $1,200,000 line of credit secured by accounts receivable and inventory.

	Line of Credit

	Please see Note 5 to the unaudited Consolidated Financial
Statements in this Report for information on a line of credit established in November 2008.

	Liquidity

	During the first nine months of 2008 our working capital decreased by $1,094,700, and concomitantly, our current ratio (current assets divided by current liabilities) decreased from 1.9:1 at December 31, 2007 to 1.6:1 at September 30, 2008. This decrease in working capital is attributable to a net loss in the first nine months of 2008 of $1,405,700, and a reduction in long-term debt of $230,400, offset by depreciation in excess of capital additions of $459,200.

	At September 30, 2008, trade accounts receivable were $961,000 versus $1,004,900 at the end of 2007, largely because sales in the last two months of the quarter ended September 30, 2008 were less than those of the last two months of the quarter ended December 31, 2007. Accounts payable increased from the end of 2007 through September of 2008 by $175,700 corresponding primarily with the timing and payment of purchases. At September 30, 2008 inventories were $73,900 less than at December 31, 2007. Prepaid expenses decreased from the end of 2007 by $124,500 due in part to a decrease in prepaid promotional expenses. Accrued payroll and benefits decreased $88,700 from December 31, 2007 to September 30, 2008 primarily because of a decrease in accrued payroll. Other Accrued liabilities decreased by $68,900 primarily because of a decrease in accrued property taxes.

	We have no significant capital expenditures planned for the remainder of 2008.

       We expect that our available cash, projected cash flows from operating activities, borrowing available under the Summit Financial Resources line of credit will fund the next twelve months' cash requirements, ending September 30, 2009. If the sale of vacant land, north of our facilities in Denver, occurred under the existing purchase agreement and on the currently proposed basis as described above, it would benefit our cash flow during the next 12 months; however, the closing of that transaction is uncertain at this time.

	In order to improve our liquidity and our operating results, we will also continue to pursue the following steps: the sale of all or a portion of our real estate which we have listed with a real estate firm, efforts to improve revenues, a reduction in our fixed operating expense, and potentially the addition of external financing.

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

	As we have indicated in previous public reports, the Company uses less than the capacity of its facilities and is also interested in reducing its expenses. As part of this process and as indicated above, the Company has engaged a commercial real estate broker to explore alternatives. These alternatives include the sale of all or part of the facilities, a sale of all or part of the facilities combined with a leaseback by the Company of the facilities, or a lease of all or part of the facilities by the Company to a third party. There is, however, no assurance that acceptable transactions will be offered or completed.

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

Disclosure Controls and Procedures

	As of September 30, 2008, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2008.

	Changes in Internal Control over Financial Reporting

	There was no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Not Applicable

Item 2.	Not Applicable.

Item 3.	Not Applicable.

Item 4.	Not Applicable

Item 5.	Not Applicable

Item 6.	Exhibits

		10.1	Financing Agreement and Addendum to Financing
			Agreement, both dated October 31, 2008, between Summit Financial Resources, L.P. and the Company, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on November 4, 2008.

		10.2	Guarantees, dated October 31, 2008, by SLG Plastics,
			Inc. Advertising Promotions Incorporated, Colorado Product Concepts, Inc., Neoteric Cosmetics, Inc., and SLG Chemicals, Inc., incorporated by reference to
			Exhibit 10.2 of the Company's Current Report on
			Form 8-K filed with the Commission on November 4, 2008.

		31.1	Rule 13a-14(a) Certification of the Chief Executive
			Officer

		31.2	Rule 13a-14(a) Certification of the Chief Financial
			Officer

		32.1	Section 1350 Certification

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

					SCOTT'S LIQUID GOLD-INC.


November 14, 2008			BY:	/s/ Mark E. Goldstein
    Date 					--------------------------------
						Mark E. Goldstein
						President and Chief Executive
						 Officer

November 14, 2008			BY:	/s/ Jeffry B. Johnson
    Date					--------------------------------
						Jeffry B. Johnson
						Treasurer and Chief Financial
						 Officer

EXHIBIT INDEX

Exhibit No.       Document
10.1			Financing Agreement and Addendum to Financing
			Agreement, both dated October 31, 2008, between Summit Financial Resources, L.P. and the Company, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on November 4, 2008.

10.2			Guarantees, dated October 31, 2008, by SLG Plastics,
			Inc. Advertising Promotions Incorporated, Colorado Product Concepts, Inc., Neoteric Cosmetics, Inc., and SLG Chemicals, Inc., incorporated by reference to
			Exhibit 10.2 of the Company's Current Report on
			Form 8-K filed with the Commission on November 4, 2008.

31.1			Rule 13a-14(a) Certification of the Chief Executive
			Officer

31.2			Rule 13a-14(a) Certification of the Chief Financial
			Officer

32.1			Section 1350 Certification