Form 10-K
period 2008-12-31
SCOTTS LIQUID GOLD INC
filed 2009-03-16
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(303) 373-4860

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: $0.10 Par Value Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the issuer, assuming directors are affiliates, was $2,317,033 on June 30, 2008.

As of January 31, 2009, there were 10,695,000 shares of common stock, $0.10 par value per share, outstanding.

The following documents are incorporated by reference: The Registrant’s definitive Proxy Statement for the Annual Meeting of shareholders scheduled to be held on May 12, 2009, is incorporated by reference in Part III.

2

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

Our household products consist of (a) Scott’s Liquid Gold® for wood, a wood preservative and cleaner, sold nationally for over 30 years; (b) a wood wash and wood wipes under the name of Scott’s Liquid Gold; (c) Scott’s Liquid Gold Mold Control 500, a consumer product that helps rid homes of mold, introduced in 2006; (d) Touch of Scent®, an aerosol room air freshener; and (e) Cube Scents, a room air freshener introduced in 2008. In early 1992, we entered into the skin care business through our subsidiary, Neoteric Cosmetics, Inc. Our skin care products consist primarily of Alpha Hydrox® products, our Neoteric Diabetic product, and our Neoteric massage oil products. In addition to manufacturing the aforementioned skin care products, we further act as the distributor in the United States for other beauty, bath and hair care products manufactured by Montagne Jeunesse, COSMEX International (Davinci & Moosehead men’s grooming products), Baylis & Harding, and Keyline Brands.

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

Strategy

Our strategy is to manufacture and market high quality consumer products which are distinct within each category in which we compete. Scott’s Liquid Gold for wood distinguishes itself from competing products as a wood cleaner and preservative, not simply a polish. Mold Control 500 is based on technology developed and patented by a national laboratory. Touch of Scent offers a convenience because it does not require shaking before use and it can be activated by an attractive dispenser which may be mounted on any hard, smooth surface. With respect to our line of skin care products, Alpha Hydrox was one of the first alpha hydroxy acid skin care products sold to retailers for resale to the public at affordable prices. In 1998, we added a retinol product to our skin care line. In the first half of 1999, we introduced Neoteric Diabetic Skin Care®. Since 2001, we have sold Montagne Jeunesse sachets which are reasonably priced and designed for single use by the consumer. We will continue to examine other possible new products which we believe may fit well with our expertise and financial capabilities. We have introduced other new products or variants of products in subsequent years.

The growth in sales of Alpha Hydrox from 1992 through 1996 caused us to make substantial investments in property, plant and equipment to handle that growth and the anticipated future growth of our skin care products. The decline in sales of those products in 1998 through 2004 and in 2006 and 2007, as well as declines in sales of household products, has resulted in efforts by us to maintain or increase sales of the existing products, to introduce new products, and to decrease our costs of doing business. We have introduced new household products each year since 2004, some of which have been discontinued. Additionally, we introduced several new Alpha Hydrox products in 2005, two new Alpha Hydrox products in 2006, and four new Alpha Hydrox products in 2007. We have engaged in cost-cutting programs during 2008 and at various other times since 2000.

Our goal for 2009 is to resume sales growth and attain profitability. To achieve these goals, we will continue to work on expanding the retail presence of products manufactured by others for whom we act as a distributor, as well as expanding the distribution of our Alpha Hydrox and other skin care products, our household products (Scott’s Liquid Gold for wood and our mold remediation product Mold Control 500) and introducing new products within our product lines. Further, we will also consider the development of new niche products, remain open to manufacturing private label products for others and explore the possibility of joint ventures and other projects which would utilize our manufacturing or marketing capabilities.

Products

Scott’s Liquid Gold for wood, a wood cleaner and preservative, has been our core product since our inception. It has been popular throughout the U.S. for over forty years. Scott’s Liquid Gold for wood, when applied to wood surfaces such as furniture, paneling, kitchen cabinets, outside stained doors and decking, penetrates microscopic pores in the surface and lubricates beneath, restoring moisture and, at the same time, minimizes the appearance of scratches, darkening the wood slightly. Scott’s Liquid Gold preserves wood’s natural complexion and beauty without wax. In May 2004, we commenced the introduction of an additional wood care product in a wipe form; however, sales have been minimal so far. In the second quarter of 2005 we introduced a wood wash product under the Scott’s Liquid Gold product line; however, we have obtained limited distribution so far.

During the second quarter of 2006 we began the introduction of our mold remediation product “Mold Control 500”. Scott’s Liquid Gold Mold Control 500 is an advanced restoration, remediation and antibacterial disinfectant system designed for consumer use on mildew, fungus, mold and fungal spores.

In 1982, we added the room air freshener Touch of Scent to our line of household products. Touch of Scent, available in many fragrances, is intended to be used in conjunction with a decorative dispenser which can be mounted on any hard surface and into which the consumer inserts an aerosol refill unit. At a touch, the dispenser propels the fragrance from a refill unit into the air.

Household products accounted for 45.8% of our consolidated net sales in 2008 and 44.9% in 2007.

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

In April of 2001, we made our first sale of skin care sachets under a distributorship agreement with Montagne Jeunesse. Our agreement covers sales in the United States. Montagne Jeunesse is a trading division of Medical Express (UK) Ltd., a company located in England. Montagne Jeunesse sachet products are currently sold in over 70 countries around the world. Examples of the Montagne Jeunesse products are a facial scrub, face masks, and a cream for feet. A significant portion of our sales are now generated through the distribution of the Montagne Jeunesse products and, therefore, are dependent on the agreement under which they are purchased by us. See “Manufacturing and Suppliers” below.

Other products distributed in the United States by us as of December 31, 2008 are DaVinci and Moosehead men’s grooming products (introduced in 2006 and 2007), and bath, body and hair care products of both Keyline and Baylis & Harding (introduced in 2007).

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

Marketing and Distribution

Our products in general are sold nationally, directly and through independent brokers, to mass marketers, drugstores, supermarkets, and other retail outlets and to wholesale distributors. In 2008 and 2007, Wal-Mart Stores, Inc. (“Wal-Mart”) accounted for approximately 32% and 28% of our sales of household products. With regard to our skin care products, Wal-Mart accounted for approximately 28% of 2008 sales (35% in 2007), and Rite-Aid accounted for approximately 10% of 2008 sales (13% in 2007).
Wal-Mart and Rite-Aid accounted for approximately 30% and 6% of the combined sales of household products and skin care products in 2008. No long-term contracts exist between us and Wal-Mart, Rite Aid or any other customer. We permit returns of our products by our customers, a common industry practice. A recent practice of retailers has been to return products that have either been discontinued or not sold after a period of time. We subtract any returns from gross sales in determining our net sales and provide a reserve for such returns which is netted against accounts receivable and gross sales on our financial statements.

We also use our websites for sales of our products. Such sales are less than 10% of total net sales but have increased in recent years.

During the years 2001 through 2004, and again in 2006, 2007 and 2008, we experienced a decrease in the distribution of the Alpha Hydrox products as a result of slowing sales. In 2005, we introduced four new items in our Alpha Hydrox line of cosmetics, which resulted in some increased distribution by selling those products to retail store chains not carrying any of our other Alpha Hydrox products. As a result of decreased sales and our efforts to manage marketing costs, the distribution of Alpha Hydrox is limited to certain retail chains and the Company’s websites. If sales of one of our products continue to decline, other retail stores, including potentially Wal-Mart may discontinue the product. The level of advertising for our products is constrained by our size and financial resources. Any significant decrease in the distribution of skin care products or Scott’s Liquid Gold products at retail stores could have a material adverse effect on our sales and operating results.

Our Scott’s Liquid Gold wood care products, Mold Control 500 product, and Alpha Hydrox products have been advertised nationally on network television, on cable television, and, at times, in print media. Expenditures for these purposes in 2008 and 2007 were a small amount relative to net sales and these expenditures in prior years. To date, we have not used television advertising for the Montagne Jeunesse products. We periodically review our advertising plans and may revise planned advertising expenditures based upon actual sales results and competitive conditions.

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

Manufacturing and Suppliers

We own and operate our manufacturing facilities and equipment. With the exception of the other products mentioned below, our wood wipes, and our Mold Control 500 product, we manufacture all of our products, maintaining a high quality standard. Products manufactured by others include those products for which we act as distributor in the United States, our wood wipes, and our Mold Control 500 product. We fill and package our Mold Control 500 product at our facilities. For all of our products, we must maintain sufficient inventories to ship most orders as they are received. We also manufacture the plastic over-caps for our household products in addition to a plastic dispensing unit for Touch of Scent.

Quality control is enforced at all stages of production, as well as upon the receipt of raw materials from suppliers. Raw materials are purchased from a number of suppliers and, at the present time, are readily available. Since 2007, a designated distributor for E.I. DuPont has been our sole supplier of glycolic acid, which is a type of alpha hydroxy acid used in our Alpha Hydrox products. The supply agreement includes a pass-through license authorizing the use of various cosmetic and anti-aging claims for the alpha hydroxy acid products. Our sole supply for the oxygenated oil used in our Neoteric Diabetic Skin Care product is a French company with which we have a non-exclusive supply agreement. Relations with this and other suppliers are satisfactory.

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

In the agreement, Neoteric agrees, among other things: Not to distribute during the duration of the agreement and for 36 months thereafter any goods of the same description as and which compete with the Montagne Jeunesse products; to use its best endeavors to develop, promote and sell the products in the United States and to expand the sale of the products to all potential purchasers by all reasonable and proper means; to purchase certain core products; and to maintain an inventory of the products for Neoteric’s own account for sale of these products throughout the United States. Montagne Jeunesse undertakes to use all reasonable endeavors to meet all orders for the products to the extent that such orders do not exceed the forecast for each type of the products. Both parties agree to suggested targeted sales for the first five years of the agreement as stated in the agreement. The prices for our purchases of these products are the published list prices as established by Montagne Jeunesse from time to time, with three months written notice of any change in the published list prices. No party may assign or transfer any rights or obligations under the agreement or subcontract the performance of any obligation.

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

The principal and controlling owner of Montagne Jeunesse, Gregory Butcher, owned beneficially, to the best of our knowledge, during 2005 more than 5% of our outstanding common stock; to the best of our knowledge, at February 16, 2009, he owned beneficially less than 5.0% of our outstanding common stock.

On April 4, 2006, we entered into a Product Development, Production and Marketing Agreement with Modec, Inc., a Colorado corporation. Pursuant to this Agreement, we purchase from Modec a product for the treatment of mold; we sell this product as Mold Control 500. We fill and package the product at our facilities and market the product to retail stores in North America. The Agreement provides us with a license for this purpose. We are required to use our commercially reasonable efforts to develop a consumer market for the product in the territory. The initial term of the Agreement was until December 31, 2007, which is automatically renewed for successive one-year terms and was thereby renewed on December 31, 2007 and December 31, 2008.

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

In July 1997, because of questions raised earlier by the FDA and as requested by the FDA, the Cosmetic Ingredient Review Expert Panel(“CIR”) sponsored by the cosmetic industry issued a report concerning the safety of alpha hydroxy acids. The final report, among other things, concluded that glycolic acid (the most common type of alpha hydroxy acid that we currently use) is safe for use at concentrations of up to 10%, with a pH level of no less than 3.5 and when directions for use includes the daily use of sun protection. In January 2005, the FDA issued a final guidance that products containing AHA’s alert users that those products may increase skin sensitivity to sun and possible sunburn and the steps to avoid such consequences. All of our labeling reflects this guidance.

Since 2003, the FDA’s National Center for Toxicological Research has been investigating the effect of long term exposure to AHAs. Further, on December 31, 2003, the FDA published a call for data on certain ingredients in various products, including AHAs that are part of wrinkle remover products. Manufacturers were asked to submit any data supporting the reclassification of these cosmetic products as over-the-counter drugs. On October 27, 2008, FDA published a set of Q&As that dealt with both issues. With respect to the drug/cosmetic issue, FDA restated its traditional position that certain AHA products intended for therapeutic use, such as acne treatments or skin lighteners, are considered drugs. Other AHA products, including those marketed by Neoteric are considered cosmetics. The Q&A also reported on the results of two studies on the issue of skin damage caused by UV rays, and the potential photocarcinogenicity of the AHA product. The studies concluded that applying AHAs to the skin resulted in increasing UV sensitivity, but that the effect was completely reversible. In addition another study on potential photocarcinogenesis found that AHAs had no effect on the process. Accordingly, Neoteric may continue to market its products as cosmetics.

Our advertising is subject to regulation under the Federal Trade Commission Act and related regulations, which prohibit false and misleading claims in advertising. Our labeling and promotional materials are believed to be in full compliance with applicable regulations.

Many chemicals used in consumer products, some of which are used in several of our product formulations, have come under scrutiny by various state governments and the Congress of the United States in connection with clean air laws. These chemicals are volatile organic compounds (VOCs) that are contained in various categories of consumer products. As a result of these VOC regulations, it has been necessary for us to reformulate some of our products, such as Touch of Scent, Scott’s Liquid Gold Aerosol and Pourable, to conform to certain limits set by the California Air Resources Board (CARB), other states and the Environment Protection Agency. Our household chemical products currently meet the most stringent VOC regulations. CARB, in 2007, adopted changes to California’s consumer product regulations that reduce VOC limits for Scott’s Liquid Gold pourable formula from 7% to 3%, effective December 31, 2008. This product was formulated to meet that limit.

The CARB regulations concerning VOC content are relevant to our household products, and it appears that one of skin care products will be affected by new limits under CARB. CARB had originally proposed a VOC limit of 10% on skin toners/astringents which are not regulated by the FDA. The current proposed VOC limit is now 35%. If this limit is approved, it will go into effect on December 31, 2010. This will affect Alpha Hydrox Toner.

Any new or revised regulations of CARB could apply to our products and could potentially require additional reformulation of those products. We continue to monitor CARB regulatory activities.

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

A group of twelve northeastern states and the District of Columbia collectively drafted the Ozone Transport Commission (OTC) Model Consumer Products Rule in 2001, which is a model that members may choose to adopt and which has standards that are substantially the same as the CARB consumer product VOC regulations. More than a majority of the OTC members have adopted the model rule. In September 2006, the OTC released a new draft model consumer products rule with an effective date of January 1, 2009. Scott’s Liquid Gold products would not be affected by the changes in this new model rule. The OTC considers CARB Consumer Products VOC regulations and we continue to monitor the regulatory activities in these states.

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

Employees

We employ 66 persons (compared to 77 persons at the end of 2007), 33 in plant and production related functions and 33 in administrative, sales and advertising functions. No contracts exist between us and any union. We monitor wage and salary rates in the Rocky Mountain area and pursue a policy of providing competitive compensation to our employees. The compensation of our executive officers is under the review of the Compensation Committee of our Board of Directors. Fringe benefits for our employees include a medical and dental plan, life insurance, a 401(k) plan with matching contributions for lower paid employees (those earning $35,000 or less per annum), an employee stock ownership (ESOP) plan, and a profit sharing plan. We consider our employee relations to be satisfactory.

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

Item 1A.	Risk Factors.

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

Our cash flow is dependent upon operating cash flow, available cash and borrowing available under the Summit Financial Resources financing agreement.

Because we are dependent on our operating cash flow, any loss of a significant customer, any further decreases in the distribution of our skin care or household products, new competitive products affecting sales levels of our products or any significant expense not included in our internal budget could result in the need to raise cash. The financing agreement with Summit Financial Resources has a term of one year ending March 2010 and which automatically renews for successive one year terms unless either party provides written notice of non-renewal at least 60 days prior to the end of a one-year financing period. Except for the existing bank debt and the Summit Financial Resources agreement, we have no arrangements for an external financing of debt or equity, and we are not certain whether any such financing would be available on acceptable terms. In order to improve our operating cash flow, we need to achieve profitability or change significantly our cost structure.

Sale of our real estate is uncertain.

We continue to pursue a sale of all or part of our real estate. The purpose of such a sale is to reduce our fixed costs and to repay bank debt of approximately $4.6 million at December 31, 2008 secured by the real estate. Our ability to complete a sale of the real estate is uncertain and may have been affected by a downturn in the commercial real estate market in the Denver, Colorado area.

Current economic conditions may materially and adversely impact our business.

The turmoil in the investment market of the United States, the tightening of credit and relatively high level of unemployment in the United States have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and possibly a reduction in business activity generally. A continuation of these conditions could have, among other things, the following potential negative effects: A reduction in spending of consumers in general including in the area of household products and skin care products, which could reduce our net sales; the potential increase in bad debts or reserve for bad debts affecting our financial condition or cash flow; and exposure to any increased interest expense to the extent that any financing or refinancing could be at costs higher than our existing debt.

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

Sales of our Alpha Hydrox products, Scott’s Liquid Gold for wood and Touch of Scent have declined in recent years. In order to address these declines, we have introduced new products, including Montagne Jeunesse sachets in 2001, the wood wipe and wood wash products in 2004 and 2005, our new Alpha Hydrox products in 2005, a value priced Alpha Hydrox White line in 2007, our mold remediation product “Mold Control 500” during the second quarter of 2006, and air freshener products in 2007 and 2008. We plan the introduction of additional products. If we are not successful in making ongoing sales of our newer products to retail store chains or these products are not well received by consumers, our revenues could be materially and adversely affected.

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

More than a majority of our sales of skin care products are represented by the Montagne Jeunesse products which depend upon the continuation of our distributorship agreement with Montagne Jeunesse.

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

Regulations affecting our products include requirements of the FDA for cosmetic products and environmental regulations affecting emissions from our products. The FDA has mentioned in the past the treatment of AHA products as drugs, which could make more expensive or prohibitive our production and sale of certain Alpha Hydrox products. Also, in the past, we have changed the formulation of our household products to satisfy environmental regulations and will continue to do so as required.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our facilities, located in Denver, Colorado, are currently comprised of three connected buildings and a parking garage (approximately 261,100 square feet in total) and about 16.2 acres of land, of which approximately 6 acres are available for future expansion. These buildings range in age from approximately 10 to 35 years (126,600 square feet having been added in 1995 and 1996). The Denver facility houses our corporate headquarters and all of our operations, and serves as one of several distribution points. We believe that our current space will provide capacity for growth for the foreseeable future. All of our land and buildings serve as collateral under a deed of trust for a $5.2 million bank loan ($4.6 million at December 31, 2008) consummated by us on June 26, 2006.

As indicated in this Report, the Company uses less than the capacity of its facilities and is also interested in reducing its expenses. As part of this process, starting as of July 2007, the Company has engaged a commercial real estate broker, currently CB Richard Ellis, in Denver to explore alternatives. These alternatives include the sale of all or part of the facilities, a sale of all or part of the facilities combined with a leaseback by the Company of the facilities, or a lease of all or part of the facilities by the Company to a third party. There is, however, no assurance that acceptable transactions will be offered or completed.

Item 3.	Legal Proceedings.

Wayne Taylor, et al. v. The Sherwin-Williams Companies, et al.

The Company was served with a complaint February 25, 2009, naming it as a defendant in this personal injury action filed in the Superior Court of New Jersey, Camden County. Plaintiffs Wayne Taylor and Leslie Taylor, his wife, claim that Mr. Taylor has contracted Acute Myelogenous Leukemia (AML) as a result of work related exposure to benzene and that the Company is one of a minimum 15 co-defendant product manufacturers which used benzene in products sold to Mr. Taylor or his employers and used by Mr. Taylor in his work. Plaintiffs allege exposure to defendants’ products containing benzene and that the exposure caused personal injuries, including AML. Fifty “John Doe” corporations are asserted to be similarly liable. Claims are asserted against all defendants for negligence, breach of warranty, consumer fraud, intentional tort and loss of consortium.

The extent of the defense and indemnity obligations of its product liability insurers is to be determined and is uncertain at this time. The Company has submitted the claim to its product liability insurers and believes that insurers will assume the defense of the claim and retain counsel accordingly. The Company believes that Mr. Taylor was not exposed to benzene as the result of use of the Company’s products and intends to vigorously defend the action.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

	2008
	Three Months Ended
	High	Low
March 31	$0.75	$0.43
June 30	$0.55	$0.35
September 30	$0.40	$0.27
December 31	$0.35	$0.11

	2007
	Three Months Ended
	High	Low
March 31	$0.87	$0.75
June 30	$0.95	$0.73
September 30	$1.12	$0.72
December 31	$0.95	$0.54

Shareholders

As of January 31, 2009, we had approximately 937 shareholders of record.

Dividends

We did not pay any cash dividends during the two most recent fiscal years. No decision has been made as to future dividends. See “Management’s Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources” for information concerning restrictions on dividends.

Other

Current stock quotes, our SEC filings, quarterly earnings and press releases can be found at: http://www.businesswire.com/cnn/slgd.htm.

Equity Plans

The following table provides, as of December 31, 2008, information regarding our equity compensation plans, which consist of the 1997, 1998, and 2005 Stock Option Plans. The 1997 and 1998 Plans have expired, but options under those Plans remain outstanding. We also have an Employee Stock Ownership Plan which invests only in our common stock, but which is not included in the table below.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,862,650	$0.62	608,350
Equity compensation plans not approved by security holders	—	—	—
Total	1,862,650	$0.62	608,350

Stock Purchases

We did not make any repurchases of our outstanding shares during the fourth quarter of 2008.

Stock Contributions

Pursuant to board resolutions, on May 6, 2008, September 23, 2008, and December 12, 2008 we issued and contributed 30,000 shares, 30,000 shares, and 40,000 shares, respectively, of our common stock to our Employee Stock Ownership Plan (the “Plan”). No consideration was paid by the Plan for these contributions. We believe that these contributions were not subject to the securities registration requirements of the Securities Act of 1933 because they did not involve a sale. The contributions of the shares to the Plan may also be exempt from such securities registration as a non-public offering under Section 4(2) of the Securities Act of 1933.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Reserves for bad debts ($59,500 at December 31, 2008 and $62,900 at December 31, 2007) are recorded based on estimates by management including factors surrounding the credit risk of specific customers and historical trends. We have been exposed to potential losses on receivables due from specific customers that have suffered financial difficulties. We have provided reserves against certain receivables from such customers in addition to amounts related to unidentified losses. Those reserves are reduced as those accounts are settled or written off. In the event that actual losses differ from these estimates or there is an increase in exposure relating to sales to specific customers, results of future periods may be impacted. We believe our reserve is adequate to absorb any losses which may arise.

Income Taxes

As of December 31, 2008, we have net deferred income tax assets of $3,037,800 which primarily relate to net operating loss carryforwards, expenses that are not yet deductible for tax purposes and tax credit carryforwards, offset by deferred income tax liabilities for differences in the book and tax bases of property and equipment. The net deferred tax asset is fully reserved by a valuation allowance. The valuation allowance represents management’s determination that we will more likely than not be unable to realize the value of such assets due to the uncertainty of future profitability.

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

Recently Issued Accounting Pronouncements

Please see Note 1 (p) of our Consolidated Financial Statements.

Results of Operations

During 2008, we experienced a decrease in sales of both our Scott’s Liquid Gold household products and our Montagne Jeunesse line of skin care products and a slight increase in net sales of our line of Alpha Hydrox skin care products. Our net loss for 2008 was $1,497,000 versus a loss of $1,310,800 for 2007. The slight increase in our loss for 2008 compared to 2007 results from a decrease in sales, mitigated somewhat by a reduction in our operating costs and expenses.

Summary of Results as a Percentage of Net Sales

	Year Ended December 31,
	2008	2007
Net sales
Scott’s Liquid Gold household products	45.8%	44.9%
Skin care products	54.2%	55.1%

Total net sales	100.0%	100.0%
Cost of sales	56.9%	56.5%

Gross profit	43.1%	43.5%
Other revenue	0.2%	0.4%

	43.3%	43.9%
Operating expenses	50.6%	48.9%
Interest expense	2.1%	2.3%

	52.7%	51.2%

Loss before income taxes	(9.4%)	(7.3%)

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

Year Ended December 31, 2008

Compared to Year Ended December 31, 2007

Comparative Net Sales

	2008	2007	Percentage Increase (Decrease)
Scott’s Liquid Gold and other household products	$6,414,100	$7,021,800	(8.7%)
Touch of Scent	880,000	1,029,900	(14.6%)

Total household products	7,294,100	8,051,700	(9.4%)

Alpha Hydrox and other skin care	3,848,000	3,302,100	16.5%
Montagne Jeunesse and other distributed skin care	4,769,700	6,564,700	(27.3%)

Total skin care products	8,617,700	9,866,800	(12.7%)

Total net sales	$15,911,800	$17,918,500	(11.2%)

Consolidated net sales for 2008 were $15,911,800 versus $17,918,500 for 2007, a decrease of $2,006,700 or about 11.2%. Average selling prices for 2008 were up by $932,800 over those of the comparable period of 2007, prices of household products being up by $468,200, and average selling prices of skin care products being up by $464,600. This increase was primarily due to fewer price promotions on selected cosmetic products. Co-op advertising, marketing funds, slotting fees and coupon expenses (promotional allowances) paid to retailers were subtracted from gross sales in accordance with current accounting policies totaling $1,510,100 in 2008 versus $2,294,700 in 2007, a decrease of $784,600 or about 34.2%. This decrease consisted of a decrease in coupon expense of $345,400, a decrease in co-op marketing funds of $309,500 and a decrease in slotting fee expenses of $129,700.

From time to time, our customers return product to us. For our household products, we permit returns only for a limited time, and generally only if there is a manufacturing defect. With regard to our skin care products, returns are more frequent under an unwritten industry standard that permits returns for a variety of reasons. In the event a skin care customer requests a return of product, the Company will consider the request, and may grant such request in order to maintain or enhance relationships with customers, even in the absence of an enforceable right of the customer to do so. Some retailers have not returned products to us. Return price credit (used in exchanges typically, or rarely, refunded in cash) when authorized is based on the original sale price plus a handling charge of the retailer that ranges from 8-10%. The handling charge covers costs associated with the return and shipping of the product. Additions to our reserves for estimated returns are subtracted from gross sales.

From January 1, 2006 through December 31, 2008, our product returns (as a percentage of gross revenue) have averaged as follows: household products 0.2%, Montagne Jeunesse products 3.3%, and our Alpha Hydrox and other skin care products 5.7%. The level of returns as a percentage of gross revenue for the household products and Montagne Jeunesse products have remained fairly constant as a percentage of sales over that period while the Alpha Hydrox and other skin care products return levels have fluctuated. More recently, as our sales of the skin care products have declined we have seen a decrease in returns as a percentage of gross revenues. The products returned in 2008 (indicated as a percentage of gross revenues) were: household products 0.1%, Montagne Jeunesse products 3.3%, and our Alpha Hydrox and other skin care products 2.0%. We are not aware of any industry trends, competitive product introductions or advertising campaigns at this time which would cause returns as a percentage of gross sales to be materially different for the current fiscal year than for the above averages. Furthermore, the Company’s management is not currently aware of any changes in customer relationships that we believe would adversely impact anticipated returns. However, we review our reserve for returns quarterly and we regularly face the risk that the existing conditions related to product returns will change.

During 2008, net sales of skin care products accounted for 54.2% of consolidated net sales compared to 55.1% for 2007. Net sales of these products for those periods were $8,617,700 in 2008 compared to $9,866,800 in 2007, a decrease of $1,249,100 or about 12.7%.

Net sales of Montagne Jeunesse and other distributed products were $4,769,700 in 2008 versus $6,564,700 in 2007, a decrease of $1,795,000 or 27.3%. The decrease primarily reflects a reduction holiday display orders placed by retailers for the fourth quarter of 2008. The decrease in sales of Montagne Jeunesse was offset somewhat by increased sales of Moosehead Men’s grooming products and Baylis & Harding products which were not sold during the first half of 2007 or only had nominal sales during that period.

Net sales of our Alpha Hydrox and other skin care products were $3,848,000 in 2008 versus $3,302,100 in 2007, an increase of $545,900 or 16.5%. The increase is primarily the result of the contraction in distribution of Alpha Hydrox products at drug store and grocery chains where retail support in the form of product returns, marketing co-op funds, coupon and promotion programs, damage claims and similar matters are expensive. With this contraction in distribution, the corresponding reduction in these associated costs has resulted in greater net sales reported in 2008.

Sales of household products for 2008 accounted for 45.8% of consolidated net sales compared to 44.9% for the same period in 2007. These products are comprised of Scott’s Liquid Gold wood care products (Scott’s Liquid Gold for wood, a wood wash and wood wipes), mold remediation products, Touch of Scent products. During 2008 sales of household products were $7,294,100 as compared to $8,051,700 for the same period in 2007, a decrease of $757,600, or 9.4%. Sales of Scott’s Liquid Gold wood care products decreased by $607,700 in 2008 versus 2007. We believe this reduction to be a result of a decrease in media advertising of our wood care products in 2008 versus 2007. Mold Control 500 sales, which are shown in the sales for Scott’s Liquid Gold and other household products, were $446,600 for 2008 versus $849,700 in 2007, primarily due to new product promotional introductions occurring in 2007 with two major hardware chains which were not replicated in 2008. Sales of air fresheners were down by $149,900 or 14.6%, primarily due to a decrease in distribution in present and past quarters, offset in part by introductory sales of Cube Scents, introduced in the third quarter of 2008. It is too early to tell about consumer acceptance of this addition.

As sales of a consumer product decline, there is the risk that retail stores will stop carrying the product. The loss of any significant customer for any skin care products, “Scott’s Liquid Gold” wood care or mold remediation products, could have a significant adverse impact on our revenues and operating results. We believe that our future success is highly dependent on favorable acceptance and sales in the marketplace of Montagne Jeunesse products, our Alpha Hydrox products introduced in 2005 and 2007 and our “Scott’s Liquid Gold” wood care and mold remediation products.

We also believe that the introduction of successful new products, including line extensions of existing products, such as the wood wash and our new mold remediation product, using the name “Scott’s Liquid Gold”, are important in our efforts to maintain or grow our revenue. Late in the fourth quarter of 2006, we introduced two new items within our Alpha Hydrox cosmetic line of products. Late in the fourth quarter of 2007, we introduced new items within the Moosehead Men’s grooming products and also products of Baylis & Harding. In early 2008, we introduced bath, body and hair care products manufactured by Keyline Brands. We have introduced in the first quarter of 2009 and expect to commence shipping in the second quarter of 2009 a new household product under the Scott’s Liquid Gold brand which is designed for use in cleaning the screens of today’s sensitive electronics including televisions, computer monitors and more. Additionally, we regularly review possible additional products to sell through distribution agreements or to manufacture ourselves. To the extent that we manufacture a new product rather than purchase it from external parties, we are also benefited by the use of existing capacity in our facilities. The actual introduction of additional products, the timing of any additional introductions and any revenues realized from new products is uncertain.

On a consolidated basis, cost of goods sold was $9,048,300 for 2008 compared to $10,117,600 for 2007, a decrease of $1,069,300 or 10.6%, on a sales decrease of 11.2%. As a percentage of consolidated net sales, cost of goods sold was 56.9% in 2008 versus 56.5% in 2007. The cost of goods reflects the combined result of an increase in raw material costs (primarily in both oil and steel cans) and the decrease in sales promotion expenses which increased our revenues and thus affected our margins. We have seen significant increases in steel can costs, beginning in the first quarter of 2009. We currently expect that these higher costs will be offset by anticipated declines in the cost of our process oils used to manufacture Scott’s Liquid Gold for wood products.

Operating Expenses, Interest Expense and Other Income

	2008	2007	Percentage Increase (Decrease)
Operating Expenses
Advertising	$345,300	$332,800	3.8%
Selling	4,943,100	5,433,500	(9.0%)
General & Administrative	2,760,500	2,994,800	(7.8%)

Total operating expenses	$8,048,900	$8,761,100	(8.1%)

Interest Income and Other	$23,000	$72,300	(68.2%)

Interest Expense	$334,600	$422,900	(20.9%)

Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, decreased $712,200 in 2008, when compared to 2007. The various components of operating expenses are discussed below.

Advertising expenses for 2008 were $345,300 compared to $332,800 for the comparable period of 2007, an increase of $12,500 or 3.8%. As in prior years, we have limited advertising as part of our costs reduction efforts.

Selling expenses for 2008 were $4,943,100 compared to $5,433,500 for 2007, a decrease of $490,400 or 9.0%. That decrease was comprised of a $93,700 decrease in royalty fees due to cancellation of a direct licensing contract related to our cosmetic products containing hydroxy-acids (products which are now manufactured under a “pass-through” license from our supplier of these materials), a decrease of $170,200 in promotional displays and products, brokerage fees, freight expense and business insurance associated with fewer sales in 2008 compared to 2007, a decrease in salaries, fringe benefits and related travel expense of $79,400 primarily resulting from a reduction in salaries and personnel in 2008 versus 2007, a $84,300 decrease in consumer rebates and associated postage related to a direct rebate program introduced in 2007, a decrease of $38,900 in telephone expenses primarily related to the elimination of an outside call center service in early 2008, and a net decrease in other selling expenses, none of which by itself is significant, of $23,900.

General and administrative expenses for 2008 were $2,760,500 compared to $2,994,800 for 2007, a decrease of $234,300 or 7.8%. That decrease was primarily attributable to a decrease in legal, audit and other professional fees of $161,600, a decrease of $22,200 in salaries and fringe benefits and related travel expense resulting from a reduction in salaries and personnel, and a net decrease in other general and administrative expenses, none of which by itself is significant, of $50,500. Early in the fourth quarter of 2008 we reduced our selling and general administrative staff and decreased the compensation of some of our executive officers. We expect this cost cutting to save the Company approximately $225,000 on an annual basis.

Interest expense for 2008 was $334,600 versus $422,900 for the comparable period of 2007. Interest expense decreased because of lower interest rates, offset by increased borrowing levels during the fourth quarter of 2008. Interest expense may increase in future periods with the addition of the line of credit established in November 2008. See “Liquidity and Capital Resources” below. Interest and other income for 2008 was $23,000 as compared to $72,300 of interest income for 2007 and consists of interest earned on our cash reserves.

During 2008 and 2007, expenditures for research and development were not material (under 2% of revenues).

Liquidity and Capital Resources

Citywide Loan

On June 28, 2006, we entered into a loan with a fifteen year amortization with Citywide Banks for $5,156,600 secured by the land, building and fixtures at our Denver, Colorado facilities. Interest on the bank loan (5.0% at December 31, 2008) is at the prime rate as published in The Wall Street Journal, adjusted annually each June. This loan requires 180 monthly payments, currently of approximately $42,000, which commenced on July 28, 2006. The loan agreement contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1. We may not declare any dividends that would result in a violation of either of these covenants. The foregoing requirements were met at the end of 2008.

Financing Agreement

On November 3, 2008, effective as of October 31, 2008, we entered into a financing agreement with an “asset-based” lender for the purpose of improving working capital. An amendment to this agreement was executed March 12, 2009 extending the initial anniversary date to March 12, 2010. The agreement provides for up to $1,200,000 and is secured primarily by accounts receivable, inventory, any lease in which we are a lessor, all investment property and guarantees by our active subsidiaries. Under the financing agreement, the lender will make loans at our request and in the lender’s discretion (a) based on purchases of our Accounts by the lender, with recourse against us and an advance rate of 70% (or such other percentage determined by the lender in its discretion), and (b) based on Acceptable Inventory not to exceed certain amounts, including an aggregate maximum of $250,000. The term of the agreement is one year, renewable for additional one-year terms unless either party provides written notice of non-renewal at least 60 days prior to the end of the current financing period. Advances under the agreement bear interest at a rate of 1% over the prime rate (as published in the Wall Street Journal) for the accounts receivable portion of the advances and 3% over the prime rate for the inventory portion of the borrowings. The prime rate (3.25% as of December 31, 2008) adjusts with changes to the rate. In addition there are collateral management fees of 0.28% for each 10-day period that an advance on an accounts receivable invoice remains outstanding and a 1.35% collateral management fee on the average monthly loan outstanding on the inventory portion of any advance. The agreement provides that no change in control concerning us or any of our active subsidiaries shall occur except with the prior written consent of the lender. Events of default include, but are not limited to, the failure to make a payment when due or a default occurring on any indebtedness of ours. See Note 1(f) regarding the accounting treatment of funds obtained under this agreement.

Liquidity

During 2008, our working capital decreased by $1,149,200, and concomitantly, our current ratio (current assets divided by current liabilities) decreased from 1.9:1 at December 31, 2007 to 1.6:1 at December 31, 2008. This decrease in working capital is attributable to a net loss in 2008 of $1,497,000, reduction in long-term debt of $300,300, offset by depreciation and amortization in excess of capital additions of $546,300, the exercise of stock options for $9,200, and the granting of stock options valued at $67,000 and the issuance of stock to the Employee Stock Option Plan totaling $25,400, the latter two items requiring no outlay of cash.

At December 31, 2008, trade and other receivables were $570,300 versus $1,037,400 at the end of 2007, largely because sales in the last quarter of 2008 were less than those of the last quarter of 2007 due in large part to a reduction in holiday display orders for Montagne Jeunesse products from retailers in 2008. Accounts payable decreased from the end of 2007 through the end of 2008 by $211,500 corresponding primarily with the decrease and timing of purchases of inventory over that period. At December 31, 2008 inventories were $300,000 less than at December 31, 2007, primarily due to a decrease in household products inventory as a result of a decrease in our Touch of Scent product sales and the timing of inventory purchases. Prepaid expenses decreased from the end of 2007 by $117,400 primarily due to a decrease in prepaid promotional expenses.

In spite of current economic conditions in the United States, our management expects net sales in 2009 will be on a par, or close to on a par, with net sales in 2008. This sales projection involves, among other things, the following matters. Sales of Scott’s Liquid Gold for wood have remained relatively steady in 2008 compared to 2007; we expect the sales of this product in 2009 to be approximately the same as in 2008. Our wood wash product could provide some small growth. The Mold Control 500 sales are at a relatively low level, which we should be able to maintain. In 2009, Montagne Jeunesse is expected to be offered for sale in a greater number of stores operated by some existing customers, as well as in the stores of a few retail chains which did not carry the product in 2008. The sales impact resulting from this distribution expansion is expected to be offset in full or in part by a reduction in the number of product variants that these customers carried prior to 2009. As a result, Montagne Jeunesse net sales in 2009 are expected to remain approximately the same as in 2008, with limited or no holiday displays as was the case in 2008. Alpha Hydrox products are now distributed at a limited number of retailers, where marketing and support costs are manageable, as well as being sold on our internet site. Our Diabetic cream products continue at a level similar to 2008 as they continue to react to product sampling efforts. Massage oils continue to perform satisfactorily at Wal-Mart. We also have the planned introduction of a screen cleaner which will provide additional sales volume in 2009.

Our management also expects that the cost of goods will increase only moderately in 2009 compared to 2008. The increase results from a substantial increase in the costs of steel cans, offset in part by anticipated lower prices for oils used in our Scott’s Liquid Gold for wood products and possibly a decrease in freight costs as fuel prices decline. We have also reduced our operating costs through the elimination or consolidation of staffing and compensation reductions or freezes. Thus we expect that operating costs in 2009 to remain about the same as or somewhat below 2008 operating costs.

As indicated above, we have in place a financing agreement, for working capital, with Summit Financial Resources, an asset-based lender. The agreement is for up to $1.2 million and is expected to provide working capital which may be necessary to meet the needs of the Company for 2009. We have, in general, high quality accounts receivable which may be sold pursuant to this agreement. The Summit Financial Resources agreement has a term of one year which expires March 12, 2010; however, it is automatically renewed for 12 months unless either party elects to cancel in writing at least 60 days prior to the anniversary date. We have no intention to exercise this cancellation right, and the lender has not given any indication that they have any such intentions.

We have no significant capital expenditures planned for 2009.

As a result of the foregoing, we expect that our available cash, projected cash flows from operating activities, and borrowing available under the Summit Financial Resources agreement will fund the next twelve months’ cash requirements, ending December 31, 2009.

In order to improve our liquidity and our operating results, we will also continue to pursue the following steps: the sale of all or a portion of our real estate which we have listed with a real estate firm (see Item 2. Property above), efforts to improve revenues, a further reduction in our fixed operating expense if needed, and potentially the addition of external financing.

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

The following table sets forth our contractual obligations in the aggregate. We have no capital lease obligations, unconditional purchase obligations or other long-term contractual obligations. Our long-term debt interest rate is a variable rate. The table below assumes a 5.0% annual interest rate for our long-term debt.

CONTRACTUAL OBLIGATIONS

	Payments due by Period
	Total	Less than 1-Year	1–3 Years	4–5 Years	After 5 Years
Long-term debt, including interest	$6,283,900	$502,700	$1,508,100	$1,005,400	$3,267,700
Operating lease obligations	182,000	82,900	89,300	9,800	—

Total Contractual Cash Obligations	$6,465,900	$585,600	$1,597,400	$1,015,200	$3,267,700

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Scott’s Liquid Gold-Inc.

We have audited the accompanying consolidated balance sheets of Scott’s Liquid Gold-Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scott’s Liquid Gold-Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ EHRHARDT KEEFE STEINER & HOTTMAN PC

Denver, Colorado

March 16, 2009

Consolidated Statements of Operations

	Year ended December 31,
	2008	2007
Net sales	$15,911,800	$17,918,500
Operating costs and expenses:
Cost of sales	9,048,300	10,117,600
Advertising	345,300	332,800
Selling	4,943,100	5,433,500
General and administrative	2,760,500	2,994,800

	17,097,200	18,878,700

Loss from operations	(1,185,400)	(960,200)
Interest income	23,000	72,300
Interest expense	(334,600)	(422,900)

Loss before income taxes	(1,497,000)	(1,310,800)
Income tax expense (Note 5)	—	—

Net loss	$(1,497,000)	$(1,310,800)

Net loss per common share (Note 7):
Basic	$(0.14)	$(0.12)

Diluted	$(0.14)	$(0.12)

Weighted average shares outstanding:
Basic	10,621,300	10,543,400

Diluted	10,621,300	10,543,400

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$909,900	$1,483,300
Investment securities	4,500	50,400
Trade receivables, net of allowance of $59,800 and $62,900 for doubtful accounts	349,600	1,004,900
Other receivables	220,700	32,500
Inventories, net (Note 2)	2,754,500	3,054,500
Prepaid expenses	120,700	238,100

Total current assets	4,359,900	5,863,700
Property, plant and equipment, net (Note 3)	12,081,900	12,624,000
Other assets	51,100	55,400

	$16,492,900	$18,543,100

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,348,800	$1,560,300
Accrued payroll and benefits	691,800	866,200
Other accrued expenses	353,100	390,500
Current maturities of long-term debt (Note 4)	273,600	204,900

Total current liabilities	2,667,300	3,021,900
Long-term debt, net of current maturities (Note 4)	4,371,300	4,671,600

Total liabilities	7,038,600	7,693,500
Commitments and contingencies (Notes 4, 6, 9 and 10)
Shareholders’ equity (Note 6):
Common stock; $.10 par value, authorized 50,000,000 shares; issued and outstanding 10,695,000 shares (2008), and 10,575,000 shares (2007)	1,069,500	1,057,500
Capital in excess of par	5,179,700	5,090,100
Accumulated comprehensive income	500	400
Retained earnings	3,204,600	4,701,600

Shareholders’ equity	9,454,300	10,849,600

	$16,492,900	$18,543,100

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

	Common Stock		Capital in Excess of Par	Accumulated Comprehensive Income (loss)	Retained Earnings	Comprehensive Income (loss)
Years ended December 31, 2008, 2007	Shares	Amount
Balance, December 31, 2006	10,533,000	$1,053,300	$5,015,800	$1,100	$6,012,400
Stock issued to ESOP Plan	42,000	4,200	31,400
Stock options granted			42,900
Unrealized loss on investment securities				(700)		$(700)
Net loss					(1,310,800)	(1,310,800)

Balance, December 31, 2007	10,575,000	$1,057,500	$5,090,100	$400	$4,701,600
Total comprehensive loss						$(1,311,500)

Stock option exercised	20,000	2,000	7,200
Stock issued to ESOP Plan	100,000	10,000	15,400
Stock options granted			67,000
Unrealized gain on investment securities				100		$100
Net loss					(1,497,000)	(1,497,000)

Balance, December 31, 2008	10,695,000	$1,069,500	$5,179,700	$500	$3,204,600

Total comprehensive loss						$(1,496,900)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(1,497,000)	$(1,310,800)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	560,300	603,400
Stock issued to ESOP	25,400	35,600
Stock options granted	67,000	42,900
Change in assets and liabilities:
Trade and other receivables, net	216,000	(238,200)
Inventories, net	300,000	236,900
Prepaid expenses and other assets	113,300	(76,500)
Accounts payable and accrued expenses	(423,100)	(360,100)

Total adjustments to net loss	859,000	244,000

Net Cash Used by Operating Activities	(638,000)	(1,066,800)

Cash Flows from Investing Activities:
Proceeds from sale of securities	50,000	—
Purchases of property, plant and equipment	(14,000)	(63,400)

Net Cash Provided (Used) by Investing Activities	36,000	(63,400)

Cash Flows from Financing Activities:
Proceeds from sale of accounts receivable	251,000	—
Principal payments on long-term borrowings	(231,600)	(190,600)
Proceeds from exercise of stock option	9,200	—

Net Cash Provided (Used) by Financing Activities	28,600	(190,600)

Net Decrease in Cash and Cash Equivalents	(573,400)	(1,320,800)
Cash and Cash Equivalents, beginning of year	1,483,300	2,804,100

Cash and Cash Equivalents, end of year	$909,900	$1,483,300

Supplemental disclosures:
Cash paid during the year for:
Interest	$336,100	$423,000
Income taxes	$—	$3,600

See accompanying notes to consolidated financial statements.

Note 1. Organization and Summary of Significant Accounting Policies

(a)	Company Background and Management’s Plans

Scott’s Liquid Gold-Inc. (a Colorado corporation) was incorporated on February 15, 1954. Scott’s Liquid Gold-Inc. and its wholly owned subsidiaries (collectively, “we” or “our”) manufacture and market quality household and skin care products, and we fill, package and market our Mold Control 500 product. Since the first quarter of 2001, we have acted as a distributor in the United States of beauty care products contained in individual sachets and manufactured by Montagne Jeunesse. In 2006 and 2007, we began the distribution of certain other products. Our business is comprised of two segments, household products and skin care products.

We have experienced significant losses over an extended number of years and have used a significant amount of our cash reserves to fund operations and debt service. To address these trends, management has implemented cost reduction initiatives, entered into a new financing agreement (Note 4) and continues to focus on old and new product sales and distribution at improved margins to increase our cash provided by operations.

As a result of the foregoing, the Company expects that available cash, projected cash flows from operating activities, and borrowing available under the Summit Financial Resources financing agreement will fund the cash requirements for the year ending December 31, 2009.

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

We account for investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities”, which requires that we classify investments in marketable securities according to management’s intended use of such investments. We invest our excess cash and have established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. We consider all investments as available for use in our current operations and, therefore, classify them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, reported net of tax, as a separate component of shareholders’ equity and comprehensive income (loss). The cost of the securities sold is based on the specific identification method. Investments in corporate and government securities as of December 31, 2008, are scheduled to mature within one year.

(f)	Sale of Accounts Receivable

We have adopted SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. On November 3, 2008, effective as of October 31, 2008, we established a $1,200,000 factoring line with an asset-based lender (“Lender”) and secured by accounts receivable, inventory, any lease in which we are a lessor, all investment property and guarantees by our active subsidiaries. This facility enables us to sell selected accounts receivable invoices to the Lender with full recourse against us. These transactions qualify for a sale of assets since (1) we have transferred all of our rights, title and interest in the selected accounts receivable invoices to the Lender, (2) the Lender may pledge, sell or transfer the selected accounts receivable invoices, and (3) we have no effective control over the selected accounts receivable invoices since we are not entitled to or obligated to repurchase or redeem the invoices before their maturity and we do not have the ability to unilaterally cause the Lender to return the invoices. Under SFAS 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. During 2008, we sold approximately $358,000 of our accounts receivable invoices to the Lender under a financing agreement for approximately $251,000. Pursuant to the provisions of SFAS 140, we reflected the transaction as a sale of assets and established an accounts receivable from the Lender for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount is equal to 30% of the total accounts receivable invoice sold to the Lender less 1.12% of the total invoice as an administrative fee plus a daily finance fee, based on Wall Street Journal prime plus 1% (4.25% at December 31, 2008), imposed on (a) the net of the outstanding accounts receivable invoices less (b) any retained amounts due to us. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the customer. Included in “Other receivables” at December 31, 2008, we have an outstanding retained receivable of approximately $78,400 representing 30% of $261,400 of unsettled receivable invoices sold to the Lender as well as $123,100 due to us resulting from customer remittances paid direct to the Lender on invoices which were not sold to the Lender. Also, at December 31, 2008, approximately $1,017,000 of this credit line was available for future factoring of accounts receivable invoices. See Note 4 regarding this agreement.

(g)	Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost (first-in, first-out method) or market. We record a reserve for slow moving and obsolete products and raw materials. We estimate reserves for slow moving and obsolete products and raw materials based upon historical and anticipated sales. Amounts are stated in Note 2.

(h)	Property, Plant and Equipment

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

(i)	Financial Instruments

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

The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. The fair value of investments in marketable securities is based upon quoted market value. Our long-term debt bears interest at a fixed rate that adjusts annually on the anniversary date to a then prime rate. The carrying value of long-term debt approximates fair value as of December 31, 2008 and December 31, 2007.

(j)	Long-Lived Assets

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

(k)	Income Taxes

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

(l)	Revenue Recognition

Revenue is recognized when an arrangement exists to sell our product, we have delivered such product in accordance with that arrangement, the sales price is determinable, and collectibility is probable. Reserves for estimated market development support, pricing allowances and returns are provided in the period of sale as a reduction of revenue. Reserves for returns and allowances are recorded as a reduction of revenue, and are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. At December 31, 2008 and 2007 approximately $600,000 and $695,700, respectively, had been reserved as a reduction of accounts receivable, and approximately $23,000 and $27,000, respectively, had been reserved as current liabilities. Co-op advertising, marketing funds, slotting fees and coupons are deducted from gross sales and totaled $1,510,100, and $2,294,700 in 2008 and 2007, respectively.

(m)	Advertising Costs

Advertising costs are expensed as incurred.

(n)	Stock-based Compensation

During 2008, we granted 450,800 options for shares of our common stock to employees and directors at an average exercise price of $0.29 per share. The options which vest ratably over forty-eight months, or upon a change in control, and which expire after five years, were granted at or above the market value as of the date of grant.

The weighted average fair market value of the options granted in 2008 was estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

Expected life of options	4.5 years
Average risk-free interest rate	2.4%
Average expected volatility of stock	75%
Expected dividend rate	None

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) under SFAS 123R was $67,000 in the year ended December 31, 2008. Approximately $193,000 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next forty-four months. In accordance with SFAS 123R, there was no tax benefit from recording the non-cash expense as relates to the options granted to employees as these were qualified stock options which are not normally tax deductible. With respect to the non-cash expense associated with the options granted to the non-employee directors, no tax benefit was recognized due to the existence of as yet unutilized net operating losses. At such time as these operating losses have been utilized and a tax benefit is realized from the issuance of non-qualified stock options, a corresponding tax benefit may be recognized.

(o)	Comprehensive Income

We follow SFAS No. 130, “Reporting Comprehensive Income” which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income includes all changes in equity during a period from non-owner sources.

(p)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out and nominal outside warehousing costs as a component of selling expense on the accompanying Consolidated Statement of Operations. Shipping and handling costs totaled $1,561,800 and $1,596,500, for the years ended December 31, 2008 and 2007, respectively.

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

(q)	Recently Issued Accounting Pronouncements

In December 2007 the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption was prohibited. The adoption of this statement did not have a material effect on the Company’s financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected have a material effect on the Company’s future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SF AS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure certain financial instruments and liabilities at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of this statement did not have a material effect on the Company’s financial statements.

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

Note 2: Inventories

Inventories, consisting of materials, labor and overhead at December 31 were comprised of the following:

	2008	2007
Finished goods	$1,898,100	$2,178,000
Raw Materials	1,241,300	1,284,200
Inventory reserve for obsolescence	(384,900)	(407,700)

	$2,754,500	$3,054,500

Note 3: Property, Plant and Equipment

Property, plant and equipment at December 31 were comprised of the following:

	2008	2007
Land	$1,091,500	$1,091,500
Buildings	16,394,300	16,308,900
Production equipment	6,027,200	6,023,000
Office furniture and equipment	1,636,400	1,634,800
Other	34,200	240,600

	25,183,600	25,298,800
Less accumulated depreciation	(13,101,700)	(12,674,800)

	$12,081,900	$12,624,000

Depreciation expense for the years ended December 31, 2008 and 2007, was $556,000 and $599,100, respectively.

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

Long-term debt at December 31 is presented below:

	2008	2007
First mortgage loan, secured by land and buildings due June 28, 2021, principal and interest of $41,900 payable monthly, the interest rate is based on prime rate as published in the Wall Street Journal and is adjusted annually in June. The interest rate on this loan at December 31, 2008 was 5.00%	$4,644,900	$4,876,500
Less current maturities	273,600	204,900

Long-term debt	$4,371,300	$4,671,600

Maturities of long-term debt for the years 2009 through 2013 are $273,600, $287,800, $302,700, $317,800, and $334,900.

On November 3, 2008, effective as of October 31, 2008, we entered into a financing agreement with an “asset-based” lender for the purpose of improving working capital. An amendment to this agreement was executed March 12, 2009 extending the initial anniversary date to March 12, 2010. The agreement provides for up to $1,200,000 and is secured primarily by accounts receivable, inventory, any lease in which we are a lessor, all investment property and guarantees by our active subsidiaries. Under the financing agreement, the lender will make loans at our request and in the lender’s discretion (a) based on purchases of our Accounts by the lender, with recourse against us and an advance rate of 70% (or such other percentage determined by the lender in its discretion), and (b) based on Acceptable Inventory not to exceed certain amounts, including an aggregate maximum of $250,000. The term of the agreement is one year, renewable for additional one-year terms unless either party provides written notice of non-renewal at least 60 days prior to the end of the current financing period. Advances under the agreement bear interest at a rate of 1% over the prime rate (as published in the Wall Street Journal) for the accounts receivable portion of the advances and 3% over the prime rate for the inventory portion of the borrowings. The prime rate (3.25% as of December 31, 2008) adjusts with changes to the rate. In addition there are collateral management fees of 0.28% for each 10-day period that an advance on an accounts receivable invoice remains outstanding and a 1.35% collateral management fee on the average monthly loan outstanding on the inventory portion of any advance. The agreement provides that no change in control concerning us or any of our active subsidiaries shall occur except with the prior written consent of the lender. Events of default include, but are not limited to, the failure to make a payment when due or a default occurring on any indebtedness of ours. See Note 1(f) regarding the accounting treatment of funds obtained under this agreement.

Note 5: Income Taxes

The provision for income tax for the years ended December 31 is as follows:

	2008	2007
Current provision (benefit):
Federal	$—	$—
State	—	—

Total current provision (benefit)	—	—

Deferred provision (benefit):
Federal	(539,000)	(373,500)
State	(47,000)	(32,200)
Valuation allowance	586,000	405,700

Total deferred provision (benefit)	—	—

Provision (benefit):
Federal	—	—
State	—	—

Total provision (benefit)	$—	$—

Income tax expense (benefit) at the statutory tax rate is reconciled to the overall income tax expense (benefit) as follows:

	2008	2007
Federal income tax at statutory rates	$(509,000)	$(445,700)
State income taxes, net of federal tax effect	(45,700)	(40,100)
Change in unrecognized benefit	(42,000)	77,500
Other	10,700	2,600

Total	(586,000)	(405,700)
Change in valuation allowance	586,000	405,700

Provision for income taxes	$—	$—

Deferred income taxes are based on estimated future tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes given the provision of enacted tax laws. The net deferred tax assets and liabilities as of December 31, 2008 and 2007 are comprised of the following:

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$3,338,500	$2,797,500
Tax credit and other carryforwards	208,500	193,600
Trade receivables	22,100	23,300
Inventories	123,900	132,300
Accrued vacation	237,900	247,400
Other	13,800	6,700

Total deferred tax assets	3,944,700	3,400,800

Deferred tax liability:
Accelerated depreciation for tax purposes	(906,900)	(949,000)

Total deferred tax liabilities	(906,900)	(949,000)

Net deferred tax asset, before allowance	3,037,800	2,451,800
Valuation allowance	(3,037,800)	(2,451,800)

Net deferred tax asset	$—	$—

At December 31, 2008, we had federal net operating loss carryforwards of approximately $8,480,000 and federal tax credit carryforwards related to research and development efforts of approximately $208,000, both of which expire over a period ending in 2028. State tax loss carryforwards at December 31, 2008 are approximately $14,900,000 expiring over a period ending in 2028.

A valuation allowance was established due mainly to the uncertainty relating to the future utilization of net operating loss carryforwards. The valuation allowance was further increased by $586,000 and $405,700 for 2008 and 2007, respectively, primarily related to uncertainty as to realization of our operating losses and tax credits for these years. The amount of the deferred tax assets considered realizable could be adjusted in the future based upon changes in circumstances that result in a change in our assessment of our ability to realize those deferred tax assets through the generation of taxable income or other tax events.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It requires that we recognize in our consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of FIN 48, we perform each year a comprehensive review of our material tax positions in accordance with recognition and measurement standards established by FIN 48.

As a result of this review, we identified certain deferred tax assets that need to be adjusted. As of January 1, 2007, the date of adoption of FIN 48, our uncertain tax benefits totaled approximately $295,200. As of December 31, 2008 and December 31, 2007, this amount had reduced to approximately $95,900 and $209,200, respectively.

Balance at January 1, 2008	$209,200
Additions based on tax positions related to current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(113,300)

Balance at December 31, 2008	$95,900

Due to our net operating loss position and valuation allowance against our net deferred tax assets, the recognition of the unrecognized tax benefits detailed above would not affect our effective tax rate. We do not expect that the amount of unrecognized benefits will change significantly within the next 12 months.

Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. As a result of our net operating loss carryforward position, we have no accrued interest or penalties related to uncertain tax positions as of January 1, 2007, December 31, 2007, or December 31, 2008.

We and our subsidiaries are subject to the following material taxing jurisdictions: U.S. federal and Colorado. The tax years that remain open to examination by the U.S. Internal Revenue Service are years 2005 through 2008. The tax years that remain open to examination by the state of Colorado are years 2004 through 2008.

However, due to net operating loss carryforwards from prior periods, the Internal Revenue Service could potentially review the losses related to years back to 2000.

Note 6: Shareholders’ Equity

In 1997, an incentive stock option plan was adopted for our employees. This plan expired on November 7, 2007. Accordingly no shares are available for the grant of options under that plan. In 1998 and 2005, stock option plans for our employees, officers and directors were adopted. The 1998 plan expired on November 27, 2008. Accordingly no shares are available for the grant of options under that plan. All of the plans permitted us to grant options up to an aggregate of 2,900,000 shares of common stock. Options are granted at not less than fair market value of the stock on the date of grant and are exercisable for up to ten years from the grant date. All options granted through 2006 have been vested on the date of grant. The options granted in 2007 and 2008 are vested each month over a four-year period or upon a change in control.

	1997 Plan		1998 Plan		2005 Plan
	Number of Shares	Average Option Price Per Share	Number of Shares	Average Option Price Per Share	Number of Shares	Average Option Price Per Share
Maximum number of shares under the plans	300,000		1,100,000		1,500,000

Outstanding,
December 31, 2006	53,000	$0.54	980,100	$0.67	513,000	$0.59
Granted in 2007	287,750	0.82	167,900	0.83	86,900	0.82
Exercised	—	—	—	—	—	—
Cancelled/Expired	(53,000)	0.57	(79,500)	0.66	(14,000)	0.54

Outstanding,
December 31, 2007	287,750	$0.81	1,068,500	$0.70	585,900	$0.62

Granted in 2008	—		139,000	0.55	311,750	0.17
Exercised	—		(20,000)	0.46	—
Cancelled/Expired	(30,250)	0.81	(474,000)	0.59	(6,000)	0.54

Outstanding,
December 31, 2008	257,500	$0.81	713,500	$0.74	891,650	$0.46

Available for issuance,
December 31, 2008	—		—		608,350

A summary of additional information related to the options outstanding as of December 31, 2008 is as follows:

	Options Outstanding and Exercisable
		Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Price
$ 0.17 — $ 0.96	1,844,250	2.76 years	$0.61
$ 1.06	18,400	2.92 years	$1.06

Total	1,862,650	2.76 years	$0.62

Subsequent to year-end, on February 26, 2009, 90,000 five-year options were granted to Directors, Officers, and employees at $0.17 per share. These options will vest over four years or upon a change in control.

We have an Employee Stock Ownership Plan (“Plan”) to provide retirement benefits for our employees. The Plan is designed to invest primarily in our common stock and is non-contributory on the part of our employees. Contributions to the Plan are discretionary as determined by our Board of Directors. We expense the cost of contributions to the Plan which amounted to $25,400 (100,000 shares) in 2008, and $35,600 (42,000 shares) in 2007. In 2008 and 2007, from authorized and unissued shares, we issued and contributed 100,000 and 42,000 shares respectively of our common stock to the Plan.

Note 7: Earnings per Share

We present basic and diluted earnings or loss per share in accordance with SFAS No. 128 “Earnings per Share” which establishes standards for computing and presenting basic and diluted earnings per share. Per share data is determined by using the weighted average number of common shares outstanding. Common equivalent shares are considered only for diluted earnings per share, unless considered anti-dilutive (as in the years 2008 and 2007). Common equivalent shares, determined using the treasury stock method, result from stock options with exercise prices that are below the average market price of the common stock. A reconciliation of the weighted average number of common shares outstanding is as follows:

	2008	2007
Common shares outstanding, beginning of the year	10,575,000	10,533,000
Common stock issued to ESOP	100,000	42,000
Stock options exercised	20,000	—

Common shares outstanding, end of year	10,695,000	10,575,000

Weighted average number of common shares outstanding	10,621,300	10,543,400
Common share equivalents	—	—

Diluted weighted average number of common shares outstanding	10,621,300	10,543,400

We have authorized 20,000,000 shares of preferred stock issuable in one or more series, none of which is issued or outstanding as of December 31, 2008.

Stock options outstanding which have been excluded from diluted shares outstanding due to their antidilutive effect totaled 1,862,650 at December 31, 2008 and 1,942,150 at December 31, 2007.

Note 8: Segment Information

We operate in two different segments: household products and skin care products. Our products are sold nationally and internationally (primarily Canada), directly and through independent brokers, to mass merchandisers, drug stores, supermarkets, wholesale distributors and other retail outlets. Management has chosen to organize our business around these segments based on differences in the products sold. The household products segment includes “Scott’s Liquid Gold” for wood, a wood cleaner which preserves as it cleans, Mold Control 500, a mold remediation product, and “Touch of Scent” room air fresheners. The skin care segment includes “Alpha Hydrox,” alpha hydroxy acid cleansers and lotions; a retinol product; “Diabetic Skin Care”, a healing cream and moisturizer developed to address skin conditions of diabetics; and beauty care sachets of Montagne Jeunesse and certain other products distributed by us.

Accounting policies for our segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.” Our Management evaluates segment performance based on segment income or loss before profit sharing, bonuses, income taxes and nonrecurring gains and losses. The following provides information on our segments as of and for the years ended December 31:

	2008		2007
	Household Products	Skin Care Products	Household Products	Skin Care Products
Net sales to external customers	$7,294,100	$8,617,700	$8,051,700	$9,866,800
Income (loss) before profit sharing, bonuses and income taxes	$(411,900)	$(1,085,100)	$288,500	$(1,599,300)
Identifiable assets	$2,968,900	$4,558,200	$2,974,900	$5,646,200

The following is a reconciliation of segment information to consolidated information:

	2008	2007
Net sales to external customers	$15,911,800	$17,918,500

Loss before profit sharing, bonuses and income taxes	$(1,497,000)	$(1,310,800)

Consolidated loss before income taxes	$(1,497,000)	$(1,310,800)

Identifiable assets	$7,527,100	$8,621,100

Corporate assets	8,965,800	9,922,000

Consolidated total assets	$16,492,900	$18,543,100

Corporate assets noted above are comprised primarily of our cash and investments, and property and equipment not directly associated with the manufacturing, warehousing, shipping and receiving activities

We attribute our net sales to different geographic areas based on the location of the customer. All of our long-lived assets are located in the United States. For the year ended December 31, revenues for each geographical area are as follows:

	2008	2007
United States	$15,834,300	$17,801,700
Foreign countries	77,500	116,800

Total net sales	$15,911,800	$17,918,500

In 2008 and 2007, one customer accounted for approximately $5,250,000 and $6,750,000, respectively, of consolidated net sales. Both segments sell to this customer. This customer is not related to us. The outstanding trade receivable from this same customer accounted for 24.4% and 22.6% of total trade receivables at December 31, 2008 and 2007, respectively. A loss of this customer could have a material adverse effect on us because it is uncertain whether our consumer base served by this customer would purchase our products at other retail outlets. No long-term contracts exist between us and this customer or any other customer.

Note 9: Retirement Plans

We have a 401(k) Profit Sharing Plan (“401(k) Plan”) covering our full-time employees who have completed four months of service as defined in the 401(k) Plan, and are age 18 or older. Participants may defer up to 75% of their compensation up to the maximum limit determined by law. We may make discretionary “matching” contributions up to a maximum of 6% of each participant’s compensation, but only for those employees earning no more than $35,000 annually. Additionally, we can make discretionary “profit sharing” contributions to eligible employees. Participants are always fully vested in their contributions, matching contributions and allocated earnings thereon. Vesting in our profit sharing contribution is based on years of service, with a participant fully vested after five years. Our Company matching contributions totaled $4,700 and $6,500, in 2008 and 2007, respectively. We have made no discretionary profit sharing contributions in 2008 and 2007.

Note 10. Commitments and Contingencies

We have entered into various operating lease agreements, primarily for office equipment. Annual rental expense under these leases totaled $97,500 and $100,200, in 2008 and 2007, respectively. Minimum annual rental payments under noncancellable operating leases are approximately $82,900, $54,700, and $25,400 for the years ending December 31, 2009, 2010, and 2011, respectively.

Wayne Taylor, et al. v. The Sherwin-Williams Companies, et al.

The Company was served with a complaint February 25, 2009, naming it as a defendant in this personal injury action filed in the Superior Court of New Jersey, Camden County. Plaintiffs Wayne Taylor and Leslie Taylor, his wife, claim that Mr. Taylor has contracted Acute Myelogenous Leukemia (AML) as a result of work related exposure to benzene and that the Company is one of a minimum 15 co-defendant product manufacturers which used benzene in products sold to Mr. Taylor or his employers and used by Mr. Taylor in his work. Plaintiffs allege exposure to defendants’ products containing benzene and that the exposure caused personal injuries, including AML. Fifty “John Doe” corporations are asserted to be similarly liable. Claims are asserted against all defendants for negligence, breach of warranty, consumer fraud, intentional tort and loss of consortium.

The extent of the defense and indemnity obligations of its product liability insurers is to be determined and is uncertain at this time. The Company has submitted the claim to its product liability insurers and believes that insurers will assume the defense of the claim and retain counsel accordingly. The Company believes that Mr. Taylor was not exposed to benzene as the result of use of the Company’s products and intends to vigorously defend the action.

Note 11. Transactions with Related Parties

In 2001, we commenced purchases of the skin care sachets from Montagne Jeunesse under a distributorship agreement covering the United States. Montagne Jeunesse is the sole supplier of that product. Sales of these products represent a significant source of our revenues. On May 4, 2005, our wholly-owned subsidiary, Neoteric Cosmetics, Inc. (“Neoteric”), entered into a new distribution agreement with Montagne Jeunesse International Ltd (“Montagne Jeunesse”) covering our distribution of Montagne Jeunesse products. It replaces a distribution agreement in effect since 2000. In the new agreement, Montagne Jeunesse appoints Neoteric as its exclusive distributor to market and distribute Montagne Jeunesse products in the United States of America. The appointment had an initial term of 18 months, commencing May 3, 2005, and continues in force until terminated by either party by giving to the other party no less than three months’ notice in writing of a termination. The principal and controlling owner of Montagne Jeunesse is the managing director and sole owner of Atchinson Investments, Ltd., which owned, to our knowledge, in 2005 more than 5% of our outstanding common stock; to the best of our knowledge, at February 28, 2009, he owned beneficially less than 5.0% of our outstanding common stock.

We adopted a bonus plan for our executive officers for 2008 and 2007. The plan provided that an amount would be distributed to our executive officers equal to 10% of the annual before tax profit exceeding $1,000,000, excluding items that are infrequent, unusual, or extraordinary. In 2008 and 2007, no bonuses were accrued or paid due to net losses. We will consider the adoption of substantially the same plan for our executive officers in 2009.

Note 12. Valuation and Qualifying Accounts (in thousands)

	Balance at beginning of year	Additions charged to expense	Deductions	Balance at end of year
Year ended December 31, 2007
Returns and allowances, market development support and doubtful accounts reserve	$711,000	3,508,600	3,461,000	$758,600
Year ended December 31, 2008
Returns and allowances, market development support and doubtful accounts reserve	$758,600	2,096,900	2,195,700	$659,800

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2008, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2008.

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

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

The initial term of the financing agreement with Summit Financial Resources was extended in March 2009 from November 2009 to March 12, 2010. See Note 4 to the consolidated financial statements in Item 8 of this Report.

PART III

For Part III, except Item 15, Exhibits, Financial Statement Schedules, the information set forth in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held in May, 2009, hereby is incorporated by reference into this Report.

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accounting Fees and Services.

Item 15.	Exhibits, Financial Statement Schedules.

Exhibits

Exhibit Number	Document

3.1	Restated Articles of Incorporation, as amended and restated through May 1, 1996, incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-KSB for the year ended December 31, 2007.

3.2	Bylaws, as amended through February 27, 1996, incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K for the year ended December 31, 2004.

4.1	Change in Terms Agreement with Citywide Banks, dated June 28, 2006, between us and Citywide Banks, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 30, 2006.

4.2	Business Loan Agreement, dated June 28, 2006, between us and Citywide Banks, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 30, 2006.

4.3	Addendum to Loan Documents, dated June 28, 2006, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on June 30, 2006.

4.4	Promissory Note dated June 7, 2006 by us to Citywide Banks; Deed of Trust dated June 7, 2006 among us, Citywide Banks and the Public Trustee of the City and County of Denver, Colorado; Assignment of Rents dated June 7, 2006 between us and Citywide Banks; letter agreement dated June 7, 2006 regarding the change in the amount under the existing bank line of credit with Citywide Banks, incorporated by reference to Exhibit 10.0 of our Current Report on Form 8-K filed on June 12, 2006.

10.1*	Scott’s Liquid Gold-Inc. Health and Accident Plan, Plan Document and Summary Plan Description Amended and Restated Effective October 1, 2003 incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the year ended December 31, 2004.

10.2	Scott’s Liquid Gold & Affiliated Companies Employee Benefit Health And Welfare Plan Amendment #1-2004 incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K for the year ended December 31, 2004.

10.3*	Indemnification Agreement dated May 6, 1987, between the Registrant and Mark E. Goldstein; Indemnification Agreement dated December 23, 1991, between the Registrant and Dennis H. Field; Amendment to Indemnification Agreement dated January 17, 1992, between the Registrant and Dennis H. Field; Indemnification Agreement, dated July 12, 2000, between the Registrant and Jeffrey R. Hinkle; Indemnification Agreement, dated August 16, 2000, between the Registrant and Carl A. Bellini; Indemnification Agreement, dated November 2, 2000, between the Registrant and Jeffry B. Johnson; Indemnification Agreement, dated November 20, 2002 between the Registrant and Dennis P. Passantino; Indemnification Agreement, dated January 26, 2004 between the Registrant and Gerald J. Laber, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2003; and Indemnification Agreement, dated February 24, 2009 between the Registrant and Brian L. Boberick, incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed February 27, 2009.

Exhibit Number	Document

10.4	Agreement dated as of May 3, 2005 between Montagne Jeunesse International Ltd. and Neoteric Cosmetics, Inc., incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.5*	Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan and Trust Agreement, Amended and Restated Effective January 1, 2001; and Second Amendment to Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan, effective as of January 1, 2003, incorporated by reference to Exhibit 10.6 of our annual Report on Form 10-K for the year ended December 31, 2003.

10.6*	Third Amendment to Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan, effective March 28, 2005, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.7*	Scott’s Liquid Gold-Inc. 1998 Stock Option Plan, incorporated by reference to Exhibit 4.3 of our Registration Statement No. 333-51710, filed with the Commission on December 12, 2000.

10.8*	2005 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 4 of our Registration Statement No. 333-156191, filed with the Commission on December 16, 2008.

10.9	Product Development, Production and Marketing Agreement with Modec, Inc. dated April 4, 2006, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.10	Amendment to Modec Agreement dated November 9, 2007, incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-KSB for the year ended December 31, 2007.

10.11	Form of 1997 Stock Option Plan Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

10.12	Form of 1998 Stock Option Plan Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

10.13	Form of 2005 Stock Option Plan Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

10.14	Form of 1998 Stock Option Plan Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

10.15	Form of 2005 Stock Incentive Plan Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

10.16	Financing Agreement and Addendum to Financing Agreement, both dated October 31, 2008, between Summit Financial Resources, L.P. and the Company, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 4, 2008.

Exhibit Number	Document

10.17	Guarantees, dated October 31, 2008, by SLG Plastics, Inc. Advertising Promotions Incorporated, Colorado Product Concepts, Inc., Neoteric Cosmetics, Inc., and SLG Chemicals, Inc., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 4, 2008.

10.18	First Amendment to Financing Agreement dated March 12, 2009 between Summit Financial Resources, L.P. and the Company.

21	List of Subsidiaries, incorporated by reference to Exhibit 21 in our Annual Report of Form 10-KSB for the year ended December 31, 2007.

23	Consent of Ehrhardt, Keefe, Steiner & Hottman PC.

24	Powers of Attorney.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification.

*	Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOTT’S LIQUID GOLD-INC., a Colorado corporation

By:	/s/ Mark E. Goldstein
Mark E. Goldstein, President and Chief
Executive Officer
Principal Executive Officer

By:	/s/ Brian L. Boberick
Brian L. Boberick, Treasurer and
Chief Financial Officer
Principal Financial Officer and
Principal Accounting Officer

Date:	March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title		Signature

March 16, 2009	Mark E. Goldstein,	)
	Director,	)
	President and Chief	)
	Executive Officer	)
)
March 16, 2009	Jeffrey R. Hinkle,	)
	Director,	)
		)	/s/ Mark E. Goldstein
March 16, 2009	Dennis P. Passantino,	)	Mark E. Goldstein, for himself
	Director	)	and as Attorney-in-Fact for the
		)	named directors who together
March 16, 2009	Carl A. Bellini,	)	constitute all of the members
	Director	)	of the Board of Directors and
		)	for the named Officers
March 16, 2009	Dennis H. Field,	)
	Director	)
)
March 16, 2009	Jeffry B. Johnson,	)
	Director	)
March 16, 2009	Gerald J. Laber,	)
	Director	)
)
March 16, 2009	Brian L. Boberick,	)
	Treasurer and Chief	)
	Financial Officer	)