Form 10-Q
period 2009-03-31
SCOTTS LIQUID GOLD INC
filed 2009-05-15
CIK 88000

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                        FOR THE QUARTERLY PERIOD ENDED
                              March 31, 2009


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

	Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant
was required to submit and post such files).    Yes [ ]  No [ ]

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

	As of March 31, 2009, the Registrant had 10,795,000 of its $0.10 par value common stock outstanding.





PART I	FINANCIAL INFORMATION

Item 1.		Financial Statements

                 SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
           Consolidated Statements of Operations (Unaudited)

                                          Three Months Ended
                                               March 31,
                                           2009          2008
                                       -----------   -----------
Net sales                              $ 3,891,900   $ 4,093,800
                                       -----------   -----------
Operating costs and expenses:
   Cost of Sales                         2,245,700     2,201,900
   Advertising                              72,200       111,200
   Selling                               1,032,200     1,340,300
   General and administrative              657,600       800,000
                                       -----------   -----------
                                         4,007,700     4,453,400
                                       -----------   -----------

Loss from operations                      (115,800)     (359,600)

Interest income                              2,900         8,500
Interest expense                           (74,600)     (103,100)
                                       -----------   -----------
Loss before income taxes                  (187,500)     (454,200)

Income tax expense (benefit)                  -             -
                                       -----------   -----------
Net loss                               $  (187,500)  $  (454,200)
                                       ===========   ===========

Net loss per common share (Note 2):
   Basic                               $     (0.02)  $     (0.04)
                                       ===========   ===========
   Diluted                             $     (0.02)  $     (0.04)
                                       ===========   ===========

Weighted average shares outstanding:
   Basic                                10,732,000    10,582,700
                                       ===========   ===========
   Diluted                              10,732,000    10,582,700
                                       ===========   ===========

See accompanying notes to consolidated financial statements.





                 SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
                       Consolidated Balance Sheets

                                            March 31,    December 31,
                                              2009           2008
                                          ------------   ------------
                                          (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents              $   910,900    $   909,900
   Investment securities                        4,400          4,500
   Trade receivables, net of allowance
    of $61,300 and $59,800, respectively,
    for doubtful accounts                     344,200        349,600
   Other receivables                          263,400        220,700
   Inventories, net                         2,872,200      2,754,500
   Prepaid expenses                           143,900        120,700
                                          -----------    -----------
     Total current assets                   4,539,000      4,359,900

Property, plant and equipment, net         11,948,800     12,081,900

Other assets                                   50,000         51,100
                                          -----------    -----------
          TOTAL ASSETS                    $16,537,800    $16,492,900
                                          ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current  liabilities:
   Accounts payable                       $ 1,573,600    $ 1,348,800
   Accrued payroll and benefits               667,300        691,800
   Other accrued expenses                     417,300        353,100
   Current maturities of long-term debt       277,000        273,600
                                          -----------    -----------
      Total current liabilities             2,935,200      2,667,300

Long-term debt, net of current maturities   4,300,000      4,371,300
                                          -----------    -----------
          TOTAL LIABILITIES                 7,235,200      7,038,600

Commitments and contingencies

Shareholders' equity:
   Common stock; $.10 par value, authorized
     50,000,000 shares; issued and
     outstanding 10,795,000 shares,
     and 10,695,000 shares, respectively    1,079,500      1,069,500
   Capital in excess of par                 5,205,600      5,179,700
   Accumulated comprehensive income               400            500
   Retained earnings                        3,017,100      3,204,600
                                          -----------    -----------
      Shareholders' equity                  9,302,600      9,454,300
                                          -----------    -----------

   TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $16,537,800    $16,492,900
                                          ===========    ===========

See accompanying notes to consolidated financial statements.



                   SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                 -------------------------
                                                     2009          2008
                                                 -----------   -----------
Cash flows from operating activities:
Net loss                                         $  (187,500)  $  (454,200)
                                                 -----------   -----------
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
      Depreciation and amortization                  134,200       157,100
      Stock issued to ESOP                            17,000          -
      Stock based compensation                        18,900        15,200
      Changes in assets and liabilities:
         Trade and other receivables, net         (1,019,400)      (58,100)
         Inventories, net                           (117,700)     (158,400)
         Prepaid expenses and  other assets          (23,200)      115,300
         Accounts payable and accrued expenses       264,500        49,700
                                                 -----------   -----------
         Total adjustments to net loss              (725,700)      120,800
                                                 -----------   -----------
               Net Cash Used by
                Operating Activities                (913,200)     (333,400)
                                                 -----------   -----------

Cash flows from investing activities:
    Purchase of property, plant & equipment             -           (8,800)
                                                 -----------   -----------
               Net Cash Used by
                Investing Activities                    -           (8,800)
                                                 -----------   -----------

Cash flows from financing activities:
    Proceeds from sale of accounts receivable        982,100          -
    Proceeds from exercise of stock options             -            9,200
    Principal payments on long-term borrowings       (67,900)      (50,200)
                                                 -----------   -----------
               Net Cash Provided (Used) by
                Financing Activities                 914,200       (41,000)
                                                  ----------   -----------
Net Increase (Decrease) in Cash and Cash Equivalents   1,000      (383,200)

Cash and Cash Equivalents, beginning of period       909,900     1,483,300
                                                 -----------   -----------
Cash and Cash Equivalents, end of period         $   910,900   $ 1,100,100
                                                 ===========   ===========

Supplemental disclosures:
    Cash Paid during period for:
      Interest                                   $    74,600   $   103,200
                                                 ===========   ===========
      Income taxes                               $      -      $      -
                                                 ===========   ===========

See accompanying notes to consolidated financial statements.



                  SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
          Notes to Consolidated Financial Statements (Unaudited)


Note 1.	Summary of Significant Accounting Policies

(a)	Company Background
	Scott's Liquid Gold-Inc. (a Colorado corporation) was incorporated on February 15, 1954. Scott's Liquid Gold-Inc. and its wholly owned subsidiaries (collectively, "we" or "our") manufacture and market quality household and skin care products, and we fill, package and market our Mold Control 500 product. Since the first quarter of 2001, we have acted as the distributor in the United States for beauty care products contained in individual sachets and manufactured by Montagne Jeunesse.
In 2006 and 2007, we began the distribution of certain other products.
Our business is comprised of two segments -- household products and skin care products.

(b)	Principles of Consolidation
	Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

(c)	Basis of Preparation of Financial Statements
	We have prepared these unaudited interim consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading.
In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal recurring nature. These interim financial statements should be read in conjunction with our financial statements included in our 2008 Annual Report on Form 10-K. The results of operations for the interim period may not be indicative of the results to be expected for the full fiscal year.

(d)	Use of Estimates
	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include, but are not limited to, realizability of deferred tax assets, reserves for slow moving and obsolete inventory, customer returns and allowances, coupon redemptions, bad debts, and stock based compensation.

(e)	Cash Equivalents
	We consider all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.

(f)	Investments in Marketable Securities
	We account for investments in marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities", which requires that we classify investments in marketable securities according to management's intended use of such investments. We invest our excess cash and have established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. We consider all investments as available for use in our current operations and, therefore, classify them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, reported net of tax, as a separate component of shareholders' equity and comprehensive income (loss). The cost of the securities sold is based on the specific identification method. Investments in corporate and government securities as of March 31, 2009, are scheduled to mature within one year.

(g)	Sale of Accounts Receivable
	We have adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"
("SFAS 140"). SFAS 140 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. On November 3, 2008, effective as of October 31, 2008, we established a $1,200,000 factoring line with an asset-based lender ("Lender") and secured by accounts receivable, inventory, any lease in which we are a lessor, all investment property and guarantees by our active subsidiaries. This facility enables us to sell selected accounts receivable invoices to the Lender with full recourse against us. These transactions qualify for a sale of assets since (1) we have transferred all of our rights, title and interest in the selected accounts receivable invoices to the Lender, (2) the Lender may pledge, sell or transfer the selected accounts receivable invoices, and (3) we have no effective control over the selected accounts receivable invoices since we are not entitled to or obligated to repurchase or redeem the invoices before their maturity and we do not have the ability to unilaterally cause the Lender to return the invoices. Under SFAS 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. During the first quarter of 2009, we sold approximately $1,403,000 of our accounts receivable invoices to the Lender under a financing agreement for approximately $982,100. Pursuant to the provisions of SFAS 140, we reflected the transaction as a sale of assets and established an accounts receivable from the Lender for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount is equal to 30% of the total accounts receivable invoice sold to the Lender less 1.12% of the total invoice as a collateral management fee plus a daily finance fee, based on Wall Street Journal prime (3.25% at March 31, 2009)plus 1%, imposed on (a) the net of the outstanding accounts receivable invoices less (b) any retained amounts due to us. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the customer. Included in "Other receivables" at March 31, 2009, we have an outstanding retained receivable of approximately $196,200 representing 30% of $653,800 of unsettled receivable invoices sold to the Lender as well as $48,200 due to us resulting from customer remittances paid direct to the Lender on invoices which were not sold to the Lender. Also, at March 31, 2009, approximately $765,000 of this credit line was available for future factoring of accounts receivable invoices.

(h)	Inventories
	Inventories consist of raw materials and finished goods and are stated at the lower of cost (first-in, first-out method) or market.
We record a reserve for slow moving and obsolete products and raw materials. We estimate reserves for slow moving and obsolete products and raw materials based upon historical and anticipated sales.

	Inventories were comprised of the following at:

                              March 31, 2009      December 31, 2008
                              --------------      -----------------
      Finished goods           $ 1,876,300          $ 1,898,100
      Raw materials              1,380,800            1,241,300
      Inventory reserve
       for obsolescence           (384,900)            (384,900)
                               -----------          -----------
                               $ 2,872,200          $ 2,754,500
                               ===========          ===========

(i)	Property, Plant and Equipment
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

(j)	Financial Instruments
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

	The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. Our long-term debt bears interest at a fixed rate that adjusts annually on the anniversary date to a then prime rate. The carrying value of long-term debt approximates fair value as of March 31, 2009 and December 31, 2008.

	Assets measured at fair value on a recurring basis are as follows:

                           Fair Value Measurements at March 31, 2009
                    -------------------------------------------------------
                              Quoted Prices in   Significant
                               Active Markets       Other      Significant
                     Total     For Identical     Observable    Unobservable
                     Fair         Assets           Inputs         Inputs
Description          Value       (Level 1)        (Level 2)      (Level 3)
------------------  --------  ----------------   -----------   ------------
Available-for-sale
  securities         $4,400       $4,400           $  -            $  -
                    --------  ----------------   -----------   ------------
          Total      $4,400       $4,400           $  -            $  -
                    ========  ================   ===========   ============

(k)	Long-Lived Assets
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

(l)	Income Taxes
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

(m)	Revenue Recognition
	Revenue is recognized when an arrangement exists to sell our product, we have delivered such product in accordance with that arrangement, the sales price is determinable, and collectibility is probable. Reserves for estimated market development support, pricing allowances and returns are provided in the period of sale as a reduction of revenue. Reserves for returns and allowances are recorded as a reduction of revenue, and are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. At March 31, 2009 and December 31, 2008 approximately $660,000 and $600,000, respectively, had been reserved as a reduction of accounts receivable, and approximately $23,000 and $23,000, respectively, had been reserved as current liabilities. Co-op advertising, marketing funds, slotting fees and coupons are deducted from gross sales and totaled $356,200 and $378,300 in the quarters ended March 31, 2009 and 2008, respectively.

(n)	Advertising Costs
	Advertising costs are expensed as incurred.

(o)	Stock-based Compensation
	During the first quarter of 2009, we granted 90,000 options for shares of our common stock to a certain officer and two non-employee directors at $0.17 per share. The options which vest ratably over forty-eight months, or upon a change in control, and which expire after five years, were granted at or above the market value as of the date of grant.

	The weighted average fair market value of the options granted in the first quarter of 2009 and 2008 were estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

                                        March 31, 2009   March 31, 2008
                                        --------------   --------------
Expected life of options
  (using the "simplified" method)         4.5 years        4.5 years
Risk-free interest rate                   1.9%             2.9%
Expected volatility of stock              75%              71%
Expected dividend rate                    None             None

	Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) under SFAS 123R was $18,900 in the three months ended March 31, 2009. Approximately $183,000 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next forty-seven months. In accordance with SFAS 123R, there was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible. With respect to the non-cash expense associated with the options granted to the non-employee directors, no tax benefit was recognized due to the existence of as yet unutilized net operating losses. At such time as these operating losses have been utilized and a tax benefit is realized from the issuance of non-qualified stock options, a corresponding tax benefit may be recognized.

(p)	Comprehensive Income
	We follow SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income includes all changes in equity during a period from non-owner sources.

	The following table is a reconciliation of our net loss to our total comprehensive loss for the quarters ended March 31, 2009 and 2008:

                                     2009            2008
                                 -----------     -----------
	Net loss                   $  (187,500)    $  (454,200)
	Unrealized gain (loss) on
	 investment securities            (100)            100
                                 -----------     -----------
	Comprehensive loss         $  (187,600)    $  (454,100)
                                 ===========     ===========

(q)	Operating Costs and Expenses Classification
	Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out and nominal outside warehousing costs as a component of selling expense on the accompanying Consolidated Statement of Operations. Shipping and handling costs totaled $346,000 and $403,000, for the quarters ended March 31, 2009 and 2008, respectively.

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

(r)	Recently Issued Accounting Pronouncements

	In December 2007 the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, "Business Combinations". This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at its fair value as of that date. SFAS No. 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption was prohibited. The adoption of this statement did not have a material effect on the Company's financial statements.

	In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement did not have a material effect on the Company's financial statements.

	In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and does not any new fair value measurements. On January 1, 2009, we adopted SFAS No. 157-2 for nonfinancial assets and liabilities and it did not have a material effect on the Company's financial statements.

Note 2.	Earnings per Share

	Per share data was determined by using the weighted average number of common shares outstanding. Potentially dilutive securities, including stock options, are considered only for diluted earnings per share, unless considered anti-dilutive. The potentially dilutive securities, which are comprised of outstanding stock options of 1,922,900 and 1,922,150 at March 31, 2009 and 2008, respectively, were excluded from the computation of weighted average shares outstanding due to their anti-dilutive effect.

	A reconciliation of the weighted average number of common shares outstanding for the three months ended March 31 follows:

                                            2009         2008
                                         ----------   ----------
Common shares outstanding,
  beginning of the year                  10,695,000   10,575,000
Shares issued to ESOP (a)                    37,000         -
Stock options exercised                        -           7,700
                                         ----------   ----------
Weighted average number of
 common shares outstanding               10,732,000   10,582,700

Dilutive effect of common share
equivalents                                    -           -
                                         ----------   ----------
Diluted weighted average number
 of common shares outstanding            10,732,000   10,582,700
                                         ==========   ==========

	(a)	In February 2009, the Board of Directors authorized and the
Company issued 100,000 shares of common stock to the Employee Stock Ownership Plan at a price of $0.17 per share.

	At March 31, 2009, there were authorized 50,000,000 shares of our $.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series. None of the preferred stock was issued or outstanding at March 31, 2009.

Note 3.	Segment Information

	We operate in two different segments: household products and skin care products. Our products are sold nationally and internationally (primarily Canada), directly and through independent brokers, to mass merchandisers, drug stores, supermarkets, wholesale distributors and other retail outlets. Management has chosen to organize our business around these segments based on differences in the products sold. The household products segment includes "Scott's Liquid Gold" for wood, a wood cleaner which preserves as it cleans, Mold Control 500, a mold remediation product, and "Touch of Scent" room air fresheners. The skin care segment includes "Alpha Hydrox," alpha hydroxy acid cleansers and lotions, a retinol product, and "Diabetic Skin Care", a healing cream and moisturizer developed to address skin conditions of diabetics. We also distribute skin care and other sachets of Montagne Jeunesse and certain other products.

	Accounting policies for our segments are the same as those described in Note 1, "Summary of Significant Accounting Policies." Our Management evaluates segment performance based on segment income or loss before profit sharing, bonuses, income taxes and nonrecurring gains and losses. The following provides information on our segments as of and for the three months ended March 31:

                                2009                      2008
                       -----------------------  ------------------------
                       Household    Skin Care    Household    Skin Care
                       Products     Products     Products     Products
                      -----------  -----------  -----------  -----------
Net sales to
 external customers   $ 1,826,700  $ 2,065,200  $ 1,732,300  $ 2,361,500
                      ===========  ===========  ===========  ===========
Loss before
 profit sharing,
 bonuses and
 income taxes         $  (140,400) $   (47,100) $  (224,100) $  (230,100)
                      ===========  ===========  ===========  ===========
Identifiable assets   $ 2,790,600  $ 4,586,900  $ 3,077,400  $ 5,631,200
                      ===========  ===========  ===========  ===========

	The following is a reconciliation of segment information to consolidated information for the three months ended March 31:

                                               2009          2008
                                           ------------  -----------
Net sales to external customers            $ 3,891,900   $ 4,093,800
                                           ===========   ===========
Loss before profit sharing,
  bonuses and income taxes                 $  (187,500)  $  (454,200)
                                           ===========   ===========
Consolidated loss before income taxes      $  (187,500)  $  (454,200)
                                           ===========   ===========
Identifiable assets                        $ 7,377,500   $ 8,708,600
Corporate assets                             9,160,300     9,404,300
                                           -----------   -----------
Consolidated total assets                  $16,537,800   $18,112,900
                                           ===========   ===========

	Corporate assets noted above are comprised primarily of our cash and investments, and property and equipment not directly associated with the manufacturing, warehousing, shipping and receiving activities.

Item 2.	Management's Discussion and Analysis of Financial Condition
            Results of Operations

Results of Operations

	During the first quarter of 2009, we experienced an overall decrease in net sales and a decrease in our net loss as compared to the first quarter of 2008. Our net loss was $187,500 in the first quarter of 2009 versus a net loss of $454,200 in the first quarter of 2008. The decrease in our loss for the first quarter of 2009 compared to the first quarter of 2008 resulted from a reduction in operating expenses as detailed below.

             Summary of Results as a Percentage of Net Sales

                                   Year Ended       Three Months Ended
                                  December 31,          March 31,
                                      2008           2009       2008
                                  -----------      --------   --------
Net sales
   Scott's Liquid Gold
    household products                45.8%          46.9%      42.3%
   Skin care products                 54.2%          53.1%      57.7%
                                     ------         ------     ------
Total Net Sales                      100.0%         100.0%     100.0%
Cost of Sales                         56.9%          57.7%     53.8%
                                     ------         ------     ------
Gross profit                          43.1%          42.3%      46.2%
Other revenue                          0.2%           0.1%       0.2%
                                     ------         ------     ------
                                      43.3%          42.4%      46.4%
                                     ------         ------     ------
Operating expenses                    50.6%          45.3%      55.0%
Interest expense                       2.1%           1.9%       2.5%
                                     ------         ------     ------
                                      52.7%          47.2%      57.5%
                                     ------         ------     ------

Loss before income taxes              (9.4%)         (4.8%)    (11.1%)
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

                            Comparative Net Sales

                                                                Percentage
                                                                 Increase
                                      2009           2008       (Decrease)
                                  -----------    -----------    ----------
Scott's Liquid Gold and other
 household products               $ 1,605,600    $ 1,553,100        3.4%
Touch of Scent                        221,100        179,200       23.4%
                                  -----------    -----------     ---------
     Total household
      chemical products             1,826,700      1,732,300        5.4%
                                  -----------    -----------     ---------

Alpha Hydrox and other skin care    1,029,900        980,200        5.1%
Montagne Jeunesse and other
 distributed skin care              1,035,300      1,381,300      (25.0%)
                                  -----------    -----------     ---------
     Total skin care products       2,065,200      2,361,500      (12.5%)
                                  -----------    -----------     ---------

          Total Net Sales         $ 3,891,900    $ 4,093,800       (4.9%)
                                  ===========    ===========     =========

Three Months Ended March 31, 2009
Compared to Three Months Ended March 31, 2008

	Consolidated net sales for the first quarter of the current year were $3,891,900 versus $4,093,800 for the first three months of 2008, a decrease of $201,900. Average selling prices for the first quarter of 2009 were up by $117,100 over the first quarter of 2008. Average selling prices of household products were up by $11,500, while average selling prices of skin care products were up by $105,600. This increase in selling prices reflects discounting of certain Montagne Jeunesse sachets in 2008 coupled with a decrease in coupon usage in 2009 versus 2008. Co-op advertising, marketing funds, slotting fees, and coupons paid to retailers are deducted from gross sales, and totaled $356,200 in the first quarter of 2009 versus $378,300 in the same quarter in 2008, a decrease of $22,100 or 5.8%. This decrease consisted of a decrease in coupon expense of $32,500, a decrease in co-op marketing funds of $36,500, and an increase in slotting fee expenses of $46,900.

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

	From January 1, 2006 through March 31, 2009, our product returns (as a percentage of gross revenue) have averaged as follows: household products 0.2%, Montagne Jeunesse products 3.1%, and our Alpha Hydrox and other skin care products 5.2%. The level of returns as a percentage of gross revenue for the household products and Montagne Jeunesse products have remained fairly constant as a percentage of sales over that period while the Alpha Hydrox and other skin care products return levels have fluctuated. More recently, as our sales of the skin care products have declined we have seen a decrease in returns as a percentage of gross revenues. The products returned in the three months ended March 31, 2009 (indicated as a percentage of gross revenues) were: household products 0.4%, Montagne Jeunesse products 0.5%, and our Alpha Hydrox and other skin care products 0.0%. We are not aware of any industry trends, competitive product introductions or advertising campaigns at this time which would cause returns as a percentage of gross sales to be materially different for the current fiscal year than for the above averages. Furthermore, our management is not currently aware of any changes in customer relationships that we believe would adversely impact anticipated returns. However, we review our reserve for returns quarterly and we regularly face the risk that the existing conditions related to product returns will change.

	During the first quarter of 2009, net sales of skin care products accounted for 53.1% of consolidated net sales compared to 57.7% for the same quarter in 2008. Net sales of these products for that period were $2,065,200 in 2009 compared to $2,361,500 in 2008, a decrease of $296,300 or 12.5%. Our decrease in net sales of skin care products was comprised of a decrease of $346,000 in sales of products for which we act as a distributor offset in part by an increase of $49,700 in our manufactured skin care product lines.

	In the first quarter of 2008 we experienced introduction orders related to a line of products that were new to our line-up of distributed products as well as a promotional event that raised sales levels of another line of distributed products. These sales volumes were not achieved in 2009, resulting in a comparative decline in sales in the first quarter of 2009 of other distributed skin care products which exceeded an increase in sales of Montagne Jeunesse sachets. Overall, net sales of our line-up of distributed products, including Montagne Jeunesse, totaled $1,035,300 in the first quarter of 2009 as compared to net sales of $1,381,300 in the same period of 2008, a decrease of $346,000 or 25.0%.

	Conversely, net sales of our Alpha Hydrox and other manufactured skin care products rose $49,700, or 5.1%, from $980,200 in the first quarter of 2008 to $1,029,900 for the same period of 2009. This sales increase was attributable entirely to increased traffic at our website. In the recent years preceding 2009, there had been a contraction in distribution of Alpha Hydrox products at drug stores and grocery chains, where retail support in the form of product returns, marketing co-op funds, coupon and promotion programs, damage claims and similar matters were expensive. With reduced levels of these expenses and with sales of Alpha Hydrox products now based in large part on our website, we appear to be experiencing stabilization of sales of these products.

	Sales of household products for the first quarter of 2009 accounted for 46.9% of consolidated net sales compared to 42.3% for the same period in 2008. These products are comprised primarily of Scott's Liquid Gold wood care products (Scott's Liquid Gold for wood, a wood wash and wood wipes), mold remediation products and Touch of Scent products. During the quarter ended March 31, 2009 sales of household products were $1,826,700 as compared to $1,732,300 for the same period in 2008, an increase of $94,400, or 5.4%. Sales of Scott's Liquid Gold wood care products increased by $46,500, or 3.2%, in 2009 versus 2008 while Mold Control 500 sales were up by $6,000, or 6.4%, and sales of Touch of Scent products rose $41,900, or 23.4%, in the same comparative periods.
The increase in sales of Touch of Scent products is attributable entirely to the introduction in July of 2008 of a new line of air fresheners (Cube Scents) designed primarily for use in small places such as office cubicles. It is too early to tell about consumer acceptance of this new product.

	As sales of a consumer product decline, there is the risk that retail stores will stop carrying the product. The loss of any significant customer for any skin care products, "Scott's Liquid Gold" wood care or mold remediation products could have a significant adverse impact on our revenues and operating results. We believe that our future success is highly dependent on favorable acceptance in the marketplace of Montagne Jeunesse products, of our Alpha Hydrox products and of our "Scott's
Liquid Gold" wood care and mold remediation products.

	We also believe that the introduction of successful new products, including line extensions of existing products, such as the wood wash and our mold remediation product, using the name "Scott's Liquid
Gold", are important in our efforts to maintain or grow our revenue.
We have introduced, in the first quarter of 2009 and with limited sales to date, a new household product under the Scott's Liquid Gold brand which is designed for use in cleaning the screens of today's sensitive electronics including televisions, computer monitors and more. Additionally, we regularly review possible additional products to sell through distribution agreements or to manufacture ourselves. To the extent that we manufacture a new product rather than purchase it from external parties, we are also benefited by the use of existing capacity in our facilities. The actual introduction of additional products, the timing of any additional introductions and any revenues realized from new products is uncertain.

	On a consolidated basis, cost of goods sold was $2,245,700 during the first three months of 2009 compared to $2,201,900 for the same period of 2008, an increase of $43,800 or 2.0%, against a sales decrease of 4.9%. As a percentage of consolidated net sales, cost of goods sold was 57.7% in 2009 versus 53.8% in 2008, a decrease of about 7.2%. With respect to our skin care products, the cost of goods sold remained consistent between the first quarter of 2009 and the same period in 2008 at approximately 54.8%. Household products, however, experienced a rise in cost of goods sold from 52.4% for the first three months in 2008 compared to 60.9% for the same period in 2009. This rise on household products is primarily reflective of the combined effects of the higher cost of oil carried over from 2008, the price increase on steel cans in 2009 and the impact of the clearance sales in 2009 of a line of aerosol air freshener product introduced in 2007.


         Operating Expenses, Interest Expense and Other Income

                                                          Percentage
                                                           Increase
                                  2009          2008      (Decrease)
                              -----------   -----------   ----------
Operating Expenses
     Advertising              $    72,200   $   111,200      (35.1%)
     Selling                    1,032,200     1,340,300      (23.0%)
     General & Administrative     657,600       800,000      (17.8%)
                              -----------    ----------   ---------
          Total operating
           expenses           $ 1,762,000   $ 2,251,500      (21.7%)
                              ===========   ===========   =========

Interest Income               $     2,900   $     8,500      (65.9%)

Interest Expense              $    74,600   $   103,100      (27.6%)

	Operating expenses, comprised of advertising, selling and general and administrative expenses, decreased by $489,500 in the first quarter of 2009 when compared to first quarter of 2008. The various components of operating expenses are discussed below.

	Advertising expenses for the first three months of 2009 were $72,200 compared to $111,200 for the comparable quarter of 2008, a decrease of $39,000 or 35.1%. This decrease reflects a reduction in the amount of television advertising spots purchased in 2009 as compared to 2008 and is part of our cost reduction efforts.

	Selling expenses for the first quarter of 2009 were $1,032,200 compared to $1,340,300 for the comparable three months of 2008, a decrease of $308,100 or 23.0%. That decrease was comprised of a decrease in salaries, fringe benefits and related travel expense of $162,800 primarily because of a decrease in personnel in 2009 versus 2008, a decrease in freight expenses of $58,400, a decrease in promotional selling expenses of $58,500, and a net decrease in other selling expenses of $28,400.

	General and administrative expenses for the first three months of 2009 were $657,600 compared to $800,000 for the same period of 2008, a decrease of $142,400 or 17.8%. This decrease resulted primarily from a decrease in salaries, fringe benefits and related travel expense of $86,300 resulting from a reduction in force and further wage concessions by executive management in the fourth quarter of 2008, as well as from a temporary vacancy in the accounting department.

	Interest expense for the first quarter of 2009 was $74,600 and included $10,900 in collateral management fees incurred relative to the sale of accounts receivable invoices to Summit Financial Resources. Interest expense for the first quarter of 2008 totaled $103,000. The decrease in interest expense reflects the combined effect of a decrease in the outstanding mortgage liability during the quarter ended March 31, 2009 versus the same period in 2008 and the reduction in the interest rate in effect on that mortgage from 8.25% in 2008 to 5.0% effective beginning on June 28, 2008. Interest income for the three months ended March 31, 2009 was $2,900 compared to $8,500 for the same period of 2008, which consists of interest earned on our cash reserves in 2009 and 2008. Please see Note 1(g) to the unaudited Condensed Consolidated Financial Statements in this Report for information on the accounting for the sale of selected accounts receivable.

	During the first quarter of 2009 and of 2008, expenditures for research and development were not material (under 2% of revenues).

Liquidity and Capital Resources

	Citywide Loan

	On June 28, 2006, we entered into a loan with a fifteen year amortization with Citywide Banks for $5,156,600 secured by the land, building and fixtures at our Denver, Colorado facilities. Interest on the bank loan (5.0% at March 31, 2009) is at the prime rate as published in The Wall Street Journal, adjusted annually each June. This loan requires 180 monthly payments of approximately $41,900, which commenced on July 28, 2006. The loan agreement contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1. We may not declare any dividends that would result in a violation of either of these covenants. The foregoing requirements were met at the end of the first three months of 2009.

	Financing Agreement

	On November 3, 2008, effective as of October 31, 2008, we entered into a financing agreement with an "asset-based" lender for the purpose of improving working capital. An amendment to this agreement was executed March 12, 2009 extending the initial anniversary date to March 12, 2010. The agreement provides for up to $1,200,000 and is secured primarily by accounts receivable, inventory, any lease in which we are a lessor, all investment property and guarantees by our active subsidiaries. Under the financing agreement, the lender will make loans at our request and in the lender's discretion (a) based on purchases of our Accounts by the lender, with recourse against us and an advance rate of 70% (or such other percentage determined by the lender in its discretion), and (b) based on Acceptable Inventory not to exceed certain amounts, including an aggregate maximum of $250,000.
The term of the agreement is one year, renewable for additional one-year terms unless either party provides written notice of non-renewal at least 60 days prior to the end of the current financing period.
Advances under the agreement bear interest at a rate of 1% over the prime rate (as published in the Wall Street Journal) for the accounts receivable portion of the advances and 3% over the prime rate for the inventory portion of the borrowings. The prime rate (3.25% as of March 31, 2009) adjusts with changes to the rate. In addition there are collateral management fees of 0.28% for each 10-day period that an advance on an accounts receivable invoice remains outstanding and a 1.35% collateral management fee on the average monthly loan outstanding on the inventory portion of any advance. The agreement provides that no change in control concerning us or any of our active subsidiaries shall occur except with the prior written consent of the lender. Events of default include, but are not limited to, the failure to make a payment when due or a default occurring on any indebtedness of ours. See Note 1(g) regarding the accounting treatment of funds obtained under this agreement.

	Liquidity

	During the first quarter of 2009 our working capital decreased by $88,800, and concomitantly, our current ratio (current assets divided by current liabilities) decreased from 1.6:1 at December 31, 2008 to 1.5:1 at March 31, 2009. This decrease in working capital is attributable to a net loss in the first three months of 2009 of $187,500 and a reduction in long-term debt of $71,300, offset by depreciation and amortization in excess of capital additions of $134,200, stock option grants of $18,900 and shares issued to the ESOP valued at $17,000.

	At March 31, 2009, trade and other receivables were $607,600 versus $570,300 at the end of 2008 largely because sales in March 2009 were more than those in December 2008. The accounting treatment relative to the sale of accounts receivable as discussed in Note 1(g) requires that within the Consolidated Statement of Cash Flows the proceeds from such sales be reflected as a source of cash under the heading "Cash flows from financing activities". As a consequence of this presentation, the change in trade and other receivables for the quarter ended March 31, 2009 under the heading "Cash flows from operating activities" is similarly increased in an amount equal to the reported proceeds. Accounts payable, accrued payroll and other accrued expenses increased by $264,500 from the end of 2008 through March of 2009 corresponding with the increase and timing of purchases of inventory and rise in receivables over that period. At March 31, 2009 inventories were $117,700 more than at December 31, 2008, due to an increase in household chemical raw material inventory quantities in anticipation of planned production of finished goods inventory which were brought down over that same period as a result of increased sales of our household products. Prepaid expenses increased from the end of 2008 by $23,200 primarily due to the build up of inventory of diabetic product samples.

	We have no significant capital expenditures planned for 2009.

	As a result of the foregoing, we expect that our available cash, projected cash flows from operating activities, and borrowing available under the Summit Financial Resources agreement will fund the twelve months' cash requirements, ending March 31, 2010.

	The Summit Financial Resources line of credit is expected to provide working capital which may be necessary to meet the needs of the Company over the next 12 months. The Company, in general, has high quality accounts receivable which may be sold pursuant to the line of credit. The agreement for the line of credit has a term of one year expiring March 12, 2010; it is automatically renewed for 12 months unless either party elects to cancel in writing at least 60 days prior to the anniversary date. The Company has no intention to exercise this cancellation right, and the lender has not given indication that they have any such intention.

	In order to improve our liquidity and our operating results, we will also continue to pursue the following steps: the sale of all or a portion of our real estate which we have listed with a real estate firm, efforts to improve revenues, a further reduction in our fixed operating expense if needed, and potentially the addition of external financing.

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

Forward-Looking Statements

	This report may contain "forward-looking statements" within the meaning of U.S. federal securities laws. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and our performance inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of each of our significant products in the marketplace; the degree of success of any new product or product line introduction by us; limited consumer acceptance of the Alpha Hydrox products introduced in 2005 and 2007; uncertainty of consumer acceptance of Mold Control 500, wood wash products and other products recently introduced or being introduced in 2009; competitive factors; any decrease in distribution of (i.e., retail stores carrying) our significant products; continuation of our distributorship agreement with Montagne Jeunesse; the need for effective advertising of our products; limited resources available for such advertising; new competitive products and/or technological changes; dependence upon third party vendors and upon sales to major customers; changes in the regulation of our products, including applicable environmental regulations; continuing losses which could affect our liquidity; the loss of any executive officer; and other matters discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 and this Report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

	Not Applicable

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

	As of March 31, 2009, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2009.

	Changes in Internal Control over Financial Reporting

	There was no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 6.	Exhibits

10.1 Indemnification Agreement, dated February 24, 2009, between the Company and Brian L. Boberick, incorporated by reference to
         Exhibit 10.1 of the Company's Current Report on Form 8-K filed February 27, 2009.
31.1     Rule 13a-14(a) Certification of the Chief Executive Officer
31.2     Rule 13a-14(a) Certification of the Chief Financial Officer
32.1     Section 1350 Certification


SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

				SCOTT'S LIQUID GOLD-INC.


May 15, 2009		BY:	/s/ Mark E. Goldstein
    Date 			--------------------------------------
					Mark E. Goldstein
					President and Chief Executive Officer


May 15, 2009		BY:	/s/ Brian L. Boberick
    Date				--------------------------------------
					Brian L. Boberick
					Treasurer and Chief Financial Officer



EXHIBIT INDEX

Exhibit
No.      Document
10.1 Indemnification Agreement, dated February 24, 2009, between the Company and Brian L. Boberick, incorporated by reference to
         Exhibit 10.1 of the Company's Current Report on Form 8-K filed February 27, 2009.
31.1     Rule 13a-14(a) Certification of the Chief Executive Officer
31.2     Rule 13a-14(a) Certification of the Chief Financial Officer
32.1     Section 1350 Certification