Form 10-Q
period 2009-06-30
SCOTTS LIQUID GOLD INC
filed 2009-08-14
CIK 88000

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

                               FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED

                            June 30, 2009


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

Large accelerated filer 	[ ]
Accelerated filer 	[ ]
Non-accelerated filer	[ ](Do not check if a smaller reporting company)
Smaller reporting company 	[X]

	Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act.    Yes [ ]   No [X]

	As of August 13, 2009, the Registrant had 10,795,000 of its $0.10 par value common stock outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

                 SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
            Consolidated Statements of Operations (Unaudited)

                          Three Months Ended           Six Months Ended
                    -------------------------   -------------------------
                             June 30,                   June 30,
                        2009          2008          2009          2008
                    -----------   -----------   -----------   -----------
Net sales           $ 3,504,800   $ 4,043,700   $ 7,396,700   $ 8,137,500

Operating costs
 and expenses:
   Cost of sales      2,003,400     2,508,700     4,249,100     4,710,600
   Advertising           78,400        97,000       150,600       208,200
   Selling              995,500     1,320,800     2,027,700     2,661,100
   General and
    administrative      585,400       729,800     1,243,000     1,529,800
                    -----------   -----------   -----------   -----------
                      3,662,700     4,656,300     7,670,400     9,109,700
                    -----------   -----------   -----------   -----------

Loss from operations   (157,900)     (612,600)     (273,700)     (972,200)
Interest income           2,100         5,900         5,000        14,400
Interest expense        (83,000)     (102,100)     (157,600)     (205,200)
                    -----------   -----------   -----------   -----------
                       (238,800)     (708,800)     (426,300)   (1,163,000)
Income tax expense
 (benefit)                 -             -             -             -
                    -----------   -----------   -----------   -----------
Net loss            $  (238,800)  $  (708,800)  $  (426,300)  $(1,163,000)
                    ===========   ===========   ===========   ===========

Net loss per common
 share (Note 2):
   Basic and
    Diluted         $     (0.02)  $     (0.07)  $     (0.04)  $     (0.11)
                    ===========   ===========   ===========   ===========

Weighted average shares
outstanding:
   Basic and
    Diluted          10,795,000    10,613,500    10,763,500    10,598,100
                    ===========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements.








                  SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
                        Consolidated Balance Sheets

                                            June 30,     December 31,
                                              2009           2008
                                          ------------   ------------
                                          (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents              $   815,500    $   909,900
   Investment securities                        4,400          4,500
   Trade receivables, net of allowance
    of $62,300 and $59,800, respectively,
    for doubtful accounts                     239,400        349,600
   Other receivables                          200,000        220,700
   Inventories, net                         2,783,800      2,754,500
   Prepaid expenses                           135,100        120,700
                                          -----------    -----------
     Total current assets                   4,178,200      4,359,900

Property, plant and equipment, net         11,815,700     12,081,900

Other assets                                   48,900         51,100
                                          -----------    -----------
          TOTAL ASSETS                    $16,042,800    $16,492,900
                                          ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                       $ 1,479,800    $ 1,348,800
   Accrued payroll and benefits               744,700        691,800
   Other accrued expenses                     225,300        353,100
   Current maturities of long-term debt       314,300        273,600
                                          -----------    -----------
      Total current liabilities             2,764,100      2,667,300

Long-term debt, net of current maturities   4,195,200      4,371,300
                                          -----------    -----------
          TOTAL LIABILITIES                 6,959,300      7,038,600

Shareholders' equity:
   Common stock; $.10 par value, authorized
     50,000,000 shares; issued and
     outstanding 10,795,000 shares,
     and 10,695,000 shares, respectively    1,079,500      1,069,500
   Capital in excess of par                 5,225,300      5,179,700
   Accumulated comprehensive income               400            500
   Retained earnings                        2,778,300      3,204,600
                                          -----------    -----------
      Shareholders' equity                  9,083,500      9,454,300
                                          -----------    -----------

   TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $16,042,800    $16,492,900
                                          ===========    ===========

See accompanying notes to consolidated financial statements.

                  SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
             Consolidated Statements of Cash Flows (Unaudited)

                                                   Six Months Ended
                                                       June 30,
                                              --------------------------
                                                  2009           2008
                                              -----------    -----------

Cash flows from operating activities:
    Net loss                                  $  (426,300)   $(1,163,000)
                                              -----------    -----------
    Adjustments to reconcile net loss to net
    cash provided (used) by operating activities:
      Depreciation and amortization               268,400        314,200
      Provision for doubtful accounts               2,500           -
      Stock issued to ESOP                         17,000         12,900
      Stock based compensation                     38,600         32,200
      Changes in assets and liabilities:
      Proceeds from sale of accounts receivable 2,163,800           -
         Trade and other receivables, net      (2,035,400)        66,900
         Inventories                              (29,300)       112,600
         Prepaid expenses and other assets        (14,400)        66,300
         Accounts payable and
          accrued expenses                         56,100        178,700
                                              -----------    -----------
         Total adjustments to net loss            467,300       783,800
                                              -----------    -----------
           Net Cash Provided (Used) by
            Operating Activities                   41,000      (379,200)
                                              -----------    -----------

Cash flows from investing activities:
    Purchase of property, plant & equipment          -            (8,800)
                                              -----------    -----------
           Net Cash Used by
            Investing Activities                     -            (8,800)
                                              -----------    -----------

Cash flows from financing activities:
    Principal payments on long-term borrowings   (135,400)      (100,300)
    Proceeds from exercise of stock options          -             9,200
                                              -----------    -----------
           Net Cash Used by
            Financing Activities                 (135,400)       (91,100)
                                              -----------    -----------
Net Decrease in Cash and
 Cash Equivalents                                 (94,400)      (479,100)
Cash and Cash Equivalents, beginning
 of period                                        909,900      1,483,300
                                              -----------    -----------
Cash and Cash Equivalents, end of period      $   815,500    $ 1,004,200
                                              ===========    ===========

Supplemental disclosures:
    Cash paid during period for:
      Interest                                $   158,700    $   207,300
                                              ===========    ===========
      Income taxes                            $      -       $      -
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
	We account for investments in marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities", which requires that we classify investments in marketable securities according to management's intended use of such investments. We invest our excess cash and have established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. We consider all investments as available for use in our current operations and, therefore, classify them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, reported net of tax, as a separate component of shareholders' equity and comprehensive income (loss). The cost of the securities sold is based on the specific identification method. Investments in corporate and government securities as of June 30, 2009, are scheduled to mature within one year.

(g)	Sale of Accounts Receivable
	We have adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"
("SFAS 140"). SFAS 140 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. On November 3, 2008, effective as of October 31, 2008, we established a $1,200,000 factoring line with an asset-based lender ("Lender") and secured by accounts receivable, inventory, any lease in which we are a lessor, all investment property and guarantees by our active subsidiaries. This facility enables us to sell selected accounts receivable invoices to the Lender with full recourse against us. These transactions qualify for a sale of assets since (1) we have transferred all of our rights, title and interest in the selected accounts receivable invoices to the Lender, (2) the Lender may pledge, sell or transfer the selected accounts receivable invoices, and (3) we have no effective control over the selected accounts receivable invoices since we are not entitled to or obligated to repurchase or redeem the invoices before their maturity and we do not have the ability to unilaterally cause the Lender to return the invoices. Under SFAS 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. During the first half of 2009, we sold approximately $3,091,200 of our accounts receivable invoices to the Lender under a financing agreement for approximately $2,163,800. Pursuant to the provisions of SFAS 140, we reflected the transaction as a sale of assets and established an accounts receivable from the Lender for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount is equal to 30% of the total accounts receivable invoice sold to the Lender less 1.12% of the total invoice as a collateral management fee plus a daily finance fee, based on Wall Street Journal prime (3.25% at June 30, 2009) plus 1%, imposed on (a) the net of the outstanding accounts receivable invoices less (b) any retained amounts due to us. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the customer. Included in "Other receivables" at June 30, 2009, we have an outstanding retained receivable of approximately $173,500 representing 30% of $578,300 of unsettled receivable invoices sold to the Lender as well as $7,200 due to us resulting from customer remittances paid direct to the Lender on invoices which were not sold to the Lender. Also, at June 30, 2009, approximately $823,300 of this credit line was available for future factoring of accounts receivable invoices.

(h)	Inventories
	Inventories consist of raw materials and finished goods and are stated at the lower of cost (first-in, first-out method) or market.
We record a reserve for slow moving and obsolete products and raw materials. We estimate reserves for slow moving and obsolete products and raw materials based upon historical and anticipated sales.

	Inventories were comprised of the following at:

                              June 30, 2009       December 31, 2008
                              --------------      -----------------
      Finished goods           $ 1,852,700          $ 1,898,100
      Raw materials              1,316,000            1,241,300
      Inventory reserve
       for obsolescence           (384,900)            (384,900)
                               -----------          -----------
                               $ 2,783,800          $ 2,754,500
                               ===========          ===========

(i)	Property, Plant and Equipment
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

	The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. Our long-term debt bears interest at a fixed rate that adjusts annually on the anniversary date to a then prime rate. The carrying value of long-term debt approximates fair value as of June 30, 2009 and December 31, 2008.

                            Fair Value Measurements at June 30, 2009
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
	Revenue is recognized when an arrangement exists to sell our product, we have delivered such product in accordance with that arrangement, the sales price is determinable, and collectibility is probable. Reserves for estimated market development support, pricing allowances and returns are provided in the period of sale as a reduction of revenue. Reserves for returns and allowances are recorded as a reduction of revenue, and are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. At June 30, 2009 and December 31, 2008 approximately $440,000 and $600,000, respectively, had been reserved as a reduction of accounts receivable, and approximately $23,000 and $23,000, respectively, had been reserved as current liabilities. Co-op advertising, marketing funds, slotting fees and coupons are deducted from gross sales and totaled $674,200 and $774,700 in the six months ended June 30, 2009 and 2008, respectively.

(n)	Advertising Costs
	Advertising costs are expensed as incurred.

(o)	Stock-based Compensation
	During the first six months of 2009, we granted 90,000 options for shares of our common stock to a certain officer and two non-employee directors at $0.17 per share. The options which vest ratably over forty-eight months, or upon a change in control, and which expire after five years, were granted at or above the market value as of the date of grant.

	The weighted average fair market value of the options granted in the first half of 2009 and 2008 were estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

                                        June 30, 2009    June 30, 2008
                                        -------------    -------------
Expected life of options
  (using the "simplified" method)          4.5 years        4.5 years
Risk-free interest rate                    1.9%             3.0%
Expected volatility of stock                75%              69%
Expected dividend rate                     None             None

	Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) under SFAS 123R was $38,600 in the six months ended June 30, 2009. Approximately $163,400 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next forty-four months. In accordance with SFAS 123R, there was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible. With respect to the non-cash expense associated with the options granted to the non-employee directors, no tax benefit was recognized due to the existence of as yet unutilized net operating losses. At such time as these operating losses have been utilized and a tax benefit is realized from the issuance of non-qualified stock options, a corresponding tax benefit may be recognized.

(p)	Comprehensive Income
	We follow SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income includes all changes in equity during a period from non-owner sources.

	The following table is a reconciliation of our net loss to our total comprehensive loss for the three and six months ended June 30, 2009 and 2008:

                        Three Months Ended           Six Months Ended
                             June 30,                    June 30,
                    ------------------------    ------------------------
                        2009          2008          2009          2008
                    -----------  -----------    -----------  -----------
Net loss            $  (238,800) $  (708,800)   $  (426,300) $(1,163,000)
Unrealized loss
 on investment
 securities                -            (500)          (100)        (400)
                    -----------  -----------    -----------  -----------
Comprehensive loss  $  (238,800) $  (709,300)   $  (426,400) $(1,163,400)
                    ===========  ===========    ===========  ===========

(q)	Operating Costs and Expenses Classification
	Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out and nominal outside warehousing costs as a component of selling expense on the accompanying Consolidated Statement of Operations. Shipping and handling costs totaled $669,600 and $798,200, for the six months ended June 30, 2009 and 2008, respectively.

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

	In May 2009, the FASB issued SFAS 165. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Although the standard is based on the same principles as those that currently exist in the auditing standards, it includes a new required disclosure of the date through which an entity has evaluated subsequent events. In accordance with SFAS 165, the Company's management has evaluated events subsequent to June 30, 2009 through August 13, 2009 which is the issuance date of this report. There has been no material event noted in this period which would either impact the results reflected in this report or the Company's results going forward..

	In June 2009, the FASB issued SFAS No. 168 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162" ("SFAS 168"). Statement 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of SFAS 168 will not have an impact on our consolidated financial statements.

Note 2.	Earnings per Share

	Per share data was determined by using the weighted average number of common shares outstanding. Potentially dilutive securities, including stock options, are considered only for diluted earnings per share, unless considered anti-dilutive. The potentially dilutive securities, which are comprised of outstanding stock options of 1,922,900 and 1,927,150 at June 30, 2009 and 2008, were excluded from the computation of weighted average shares outstanding due to their anti-dilutive effect.

	A reconciliation of the weighted average number of common shares outstanding for the three and six months ended June 30, 2009 and 2008, respectively, follows:

                                         2009
                           -------------------------------------
                                                        Total
                           Three Months  Six Months     Shares
                           ------------  -----------  ----------
Common shares outstanding
beginning  of period        10,695,000   10,695,000   10,695,000
Stock issued to ESOP (a)       100,000       68,500      100,000
Stock option exercises            -            -            -
                            ----------   ----------   ----------

Weighted average
 number of common
 shares outstanding         10,795,500   10,763,500   10,795,000

Dilutive effect of
 common share
 equivalents                      -            -            -
                            ----------   ----------   ----------

Diluted weighted
 average  number of
 common shares
 outstanding                10,795,500   10,763,500   10,795,000
                            ==========   ==========   ==========


                                         2008
                           -------------------------------------
                                                        Total
                           Three Months  Six Months     Shares
                           ------------  -----------  ----------

Common shares outstanding
beginning  of period        10,595,000   10,575,000   10,575,000
Stock issued to ESOP            18,500        9,300       30,000
Stock option exercises            -          13,800       20,000
                             ----------   ----------   ----------

Weighted average
 number of common
 shares outstanding         10,613,500   10,598,100   10,625,000

Dilutive effect of
 common share
 equivalents                      -            -            -
                            ----------   ----------   ----------

Diluted weighted
 average  number of
 common shares
 outstanding                10,613,500   10,598,100   10,625,000
                            ==========   ==========   ==========

	(a)	In February 2009, the Board of Directors authorized and the
Company issued 100,000 shares of common stock to the Employee Stock Ownership Plan at a price of $0.17 per share.

	At June 30, 2009, there were authorized 50,000,000 shares of our $.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series. None of the preferred stock was issued or outstanding at June 30, 2009.

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

	The following provides information on our segments for the three and six months ended June 30:

                               Three Months ended June 30,
                -----------------------------------------------------
                         2009                       2008
                -------------------------  --------------------------
                Household     Skin Care     Household     Skin Care
                Products      Products      Products      Products
                -----------   -----------   -----------   -----------

Net sales to
 external
 customers      $ 1,677,600   $ 1,827,200   $ 1,967,400   $ 2,076,300
                ===========   ===========   ===========   ===========
Loss before
 profit sharing,
 bonuses and
 income taxes   $   (35,500)  $  (203,300)  $  (206,600)  $  (502,200)
                ===========   ===========   ===========   ===========
Identifiable
 assets         $ 2,610,000   $ 4,492,600   $ 3,168,200   $ 5,113,500
                ===========   ===========   ===========   ===========

                                Six Months ended June 30,
                -----------------------------------------------------
                         2009                       2008
                -------------------------  --------------------------
                Household     Skin Care     Household     Skin Care
                Products      Products      Products      Products
                -----------   -----------   -----------   -----------
Net sales to
 external
 customers      $ 3,504,300   $ 3,892,400   $ 3,699,700   $ 4,437,800
                ===========   ===========   ===========   ===========
Loss before
 profit sharing,
 bonuses and
 income taxes   $  (175,900)  $  (250,400)  $  (430,700)  $  (732,300)
                ===========   ===========   ===========   ===========
Identifiable
 assets         $ 2,610,000   $ 4,492,600   $ 3,168,200   $ 5,113,500
                ===========   ===========   ===========   ===========

	The following is a reconciliation of segment information to consolidated information for the three and six months ended June 30:

                Three Months ended June 30,  Six Months ended June 30,
                ---------------------------  -------------------------
                     2009         2008           2009         2008
                -----------   -----------   -----------   -----------
Net sales to
 external
 customers      $ 3,504,800   $ 4,043,700   $ 7,396,700   $ 8,137,500
                ===========   ===========   ===========   ===========
Loss before
 profit sharing,

 bonuses and
 income taxes  $  (238,800)  $  (708,800)  $  (426,300)  $(1,163,000)
               ===========   ===========   ===========   ===========
Identifiable
 assets        $ 7,102,600   $ 8,281,700   $ 7,102,600   $ 8,281,700
Corporate
 assets          8,940,200     9,230,700     8,940,200     9,230,700
               -----------   -----------   -----------   -----------
Consolidated
 total assets  $16,042,800   $17,512,400   $16,042,800   $17,512,400
               ===========   ===========   ===========   ===========

	Corporate assets noted above are comprised primarily of our cash and investments, and property and equipment not directly associated with the manufacturing, warehousing, shipping and receiving activities.

Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations



Results of Operations

	During the first half of 2009, we experienced a decrease in sales across all of our product lines. Our net loss for the first half of 2009 was $426,300 versus a loss of $1,163,000 in the first half of 2008. The decrease in our loss for the first half of 2009 compared to the first half of 2008 results primarily from a decrease in our operating expenses.

Summary of Results as a Percentage of Net Sales

                                     Year Ended        Six Months Ended
                                     December 31,          June 30,
                                     ------------     -------------------
                                        2008            2009       2008
                                     ------------     -------    --------
Net sales
   Scott's Liquid Gold
    household products                  45.8%           47.4%      45.5%
   Neoteric Cosmetics                   54.2%           52.6%      54.5%
                                       ------          ------     ------
Total Net Sales                        100.0%          100.0%     100.0%
Cost of Sales                           56.9%           57.4%      57.9%
                                       ------          ------     ------
Gross profit                            43.1%           42.6%      42.1%
Other revenue                            0.2%             -         0.2%
                                       ------          ------     ------
                                        43.3%           42.6%      42.3%
                                       ------          ------     ------

Operating expenses                      50.6%           46.3%      54.1%
Interest                                 2.1%            2.1%       2.5%
                                       ------          ------     ------
                                        52.7%           48.4%      56.6%
                                       ------          ------     ------

Loss before income taxes                (9.4%)          (5.8%)    (14.3%)
                                       ======         =======     ======

	Our gross margins may not be comparable to those of other entities, because some entities include all of the costs related to their distribution network in cost of sales and others, like us, exclude a portion of them (freight out to customers and nominal outside warehouse costs) from gross margin, including them instead in the selling expense line item. See Note 1(q), Operating Costs and Expenses Classification, to the unaudited Consolidated Financial Statements in this Report.

                             Comparative Net Sales

                                    Six Months Ended June 30,
                            -----------------------------------------
                                                           Percentage
                                                            Increase
                               2009           2008         (Decrease)
                            -----------    -----------     ----------
Scott's Liquid Gold and
 other household products   $ 3,139,900    $ 3,345,800         (6.2%)
Touch of Scent                  364,400        353,900          3.0%
                            -----------    -----------        ------
  Total household products    3,504,300      3,699,700         (5.3%)
                            -----------    -----------        ------

Alpha Hydrox and
 other skin care              1,900,200      1,912,900         (0.7%)
Montagne Jeunesse and other
 distributed skin care        1,992,200      2,524,900        (21.1%)
                            -----------    -----------        ------
  Total skin care
   products                   3,892,400      4,437,800        (12.3%)
                            -----------    -----------        ------

     Total Net Sales        $ 7,396,700    $ 8,137,500        (9.1%)
                            ===========    ===========        ======

Six Months Ended June 30, 2009
Compared to Six Months Ended June 30, 2008

	Consolidated net sales for the first half of the current year were $7,396,700 versus $8,137,000 for the first six months of 2008, a decrease of $740,800. Average selling prices for the first half of 2009 were up by $312,200 over the first half of 2008. Average selling prices of household products were up by $113,100, while average selling prices of skin care products were up by $199,100. This increase in selling prices reflects discounting of certain Montagne Jeunesse sachets in 2008 coupled with a decrease in coupon usage in 2009 versus 2008. Co-op advertising, marketing funds, slotting fees, and coupons paid to retailers are deducted from gross sales, and totaled $674,100 in the first half of 2009 versus $774,700 in the same period in 2008, a decrease of $100,600 or 13.0%. This decrease consisted of a decrease in coupon expense of $4,000, a decrease in co-op advertising funds of $131,100, and an increase in slotting fee expenses of $34,500.

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

	From January 1, 2006 through June 30, 2009, our product returns (as a percentage of gross revenue) have averaged as follows: household products 0.3%, Montagne Jeunesse products 4.4%, and our Alpha Hydrox and other skin care products 5.1%. The level of returns as a percentage of gross revenue for the household products and Montagne Jeunesse products have remained fairly constant as a percentage of sales over that period while the Alpha Hydrox and other skin care products return levels have fluctuated. More recently, as our sales of the Alpha Hydrox skin care products have declined we have seen a decrease in returns of these products as a percentage of gross revenues. The products returned in the first half of 2009 (indicated as a percentage of gross revenues) were: household products 0.8%, Montagne Jeunesse products 12.1%, and our Alpha Hydrox and other skin care products 1.4%. The level of Montagne Jeunesse returns during the first six months of 2009 results from the returns by one retailer; we expect that returns of this product will be at more normal levels in future quarters of 2009. We are not aware of any industry trends, competitive product introductions or advertising campaigns at this time which would cause returns as a percentage of gross sales to be materially different for the current fiscal year than for the above averages. Furthermore, our management is not currently aware of any changes in customer relationships that we believe would adversely impact anticipated returns. However, we review our reserve for returns quarterly and we regularly face the risk that the existing conditions related to product returns will change.

	During the first half of 2009, net sales of skin care products accounted for 52.6% of consolidated net sales compared to 54.5% for the same period of 2008. Net sales of these products for that period were $3,892,400 in 2009 compared to $4,437,800 in 2008, a decrease of $545,400 or 12.3%. Our decrease in net sales of skin care was comprised of a decrease of $532,700 in sales of products for which we act as a distributor and a decrease of $12,700 in our manufactured skin care product lines.

	In the first six months of 2008 we experienced introduction orders related to a line of products that were new to our line-up of distributed products as well as a promotional event that raised sales levels of another line of distributed products. These sales volumes were not achieved in 2009, resulting in a comparative decline in sales in the first half of 2009 of other distributed skin care products which exceeded an increase in sales of Montagne Jeunesse sachets. Overall, net sales of our line-up of distributed products, including Montagne Jeunesse, totaled $1,992,200 in the first six months of 2009 as compared to net sales of $2,524,900 in the same period of 2008, a decrease of $532,700 or 21.1%.

	Net sales of our Alpha Hydrox and other manufactured skin care products declined $12,700, or 0.7%, from $1,912,900 in the first half of 2008 to $1,900,200 for the same period of 2009. In the recent years preceding 2009, there had been a contraction in distribution of Alpha Hydrox products at drug stores and grocery chains, where retail support in the form of product returns, marketing co-op funds, coupon and promotion programs, damage claims and similar matters were expensive. With reduced levels of these expenses and with sales of Alpha Hydrox products now based in large part on our website, we appear to be experiencing stabilization of sales of these products.

	Sales of household products for the first half of this year accounted for 47.4% of consolidated net sales compared to 45.5% for the same period in 2008. These products are comprised of Scott's Liquid Gold wood care products (Scott's Liquid Gold for wood, a wood wash and wood wipes), mold remediation products and Touch of Scent. During the six months ended June 30, 2009 sales of household products were $3,504,300 as compared to $3,699,700 for the same period in 2008, a decrease of $195,400 or 5.3%. Sales of Scott's Liquid Gold wood care products decreased by $132,800 or 4.3%, in 2009 versus 2008, while Mold Control 500 sales decreased by $73,100 or 28.7%, and sales of Touch of Scent products rose $10,500, or 3.0%, in the same comparative periods. The increase in sales of Touch of Scent products is attributable entirely to the introduction in July of 2008 of a new line of air fresheners
(Cube Scents) designed primarily for use in small places such as office cubicles. The Cube Scents line is being discontinued in 2009.

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

	We also believe that the introduction of successful new products, including line extensions of existing products, such as the wood wash and our mold remediation product, using the name "Scott's Liquid Gold", are important in our efforts to maintain or grow our revenue. We have introduced, in the first half of 2009 and with limited sales to date, a new household product under the Scott's Liquid Gold brand which is designed for use in cleaning the screens of today's sensitive electronics including televisions, computer monitors and more. Additionally, we regularly review possible additional products to sell through distribution agreements or to manufacture ourselves. To the extent that we manufacture a new product rather than purchase it from external parties, we are also benefited by the use of existing capacity in our facilities. The actual introduction of additional products, the timing of any additional introductions and any revenues realized from new products is uncertain.

	On a consolidated basis, cost of goods sold was $4,249,100 during the first half of 2009 compared to $4,710,600 for the same period of 2008, a decrease of $461,500 or 9.8%, against a sales decrease of 9.1%. As a percentage of consolidated net sales, cost of goods sold was 57.4% in 2009 versus 57.9% in 2008, a decrease of about 0.8%. With respect to our skin care products, the cost of goods sold improved marginally in the first six months of 2009, declining to 58.1% from 60.6% for the same period in 2008, as manufactured skin care products comprised a greater share of our overall skin care sales mix. Household products, however, experienced a rise in cost of goods sold from 54.6% for the first six months in 2008 compared to 56.7% for the same period in 2009. This rise on household products is primarily reflective of the combined effects of the higher cost of oil carried over from 2008, the price increase on steel cans in 2009 and the impact of the clearance sales in 2009 of a line of aerosol air freshener product introduced in 2007.

             Operating Expenses, Interest Expense and Other Income

                                            Six Months ended June 30,
                                    ---------------------------------------
                                                                 Percentage
                                                                  Increase
                                        2009           2008      (Decrease)
                                    -----------    -----------   ----------
Operating Expenses
   Advertising                      $   150,600    $   208,200     (27.7%)
   Selling                            2,027,700      2,661,100     (23.8%)
   General & Administrative           1,243,000      1,529,800     (18.7%)
                                    -----------    -----------     ------
        Total operating expenses    $ 3,421,300      4,399,100     (22.2%)
                                    ===========    ===========     ======

Interest Income                     $     5,000         14,400     (65.3%)

Interest Expense                    $   157,600        205,200     (23.2%)

	Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, decreased $977,800 in the first half of 2009, when compared to the first half of 2008. The various components of operating expenses are discussed below.

	Advertising expenses for the first six months of 2009 were $150,600 compared to $208,200 for the comparable period of 2008, a decrease of $57,600 or 27.7%. This decrease reflects a reduction in the amount of television advertising spots purchased in 2009 as compared to 2008 and is part of our cost reduction efforts.

	Selling expenses for the first half of 2009 were $2,027,700 compared to $2,661,000 for the comparable six months of 2008, a decrease of $633,400 or 23.8%. This decrease was comprised of a decrease in salaries, fringe benefits and related travel expense of $308,900, primarily because of a decrease in personnel in 2009 versus 2008, a decrease in freight expenses of $128,300, a decrease in promotional selling expenses of $123,600, a decrease in commissions of $25,100, a decrease in insurance premiums of $35,500, and a net decrease in other selling expenses of $12,000.

	General and administrative expenses for the first six months of 2009 were $1,243,000 compared to $1,529,800 for the comparable period of 2008, a decrease of $286,800 or 18.7%. This decrease resulted primarily from a decrease in salaries, fringe benefits and related travel expense of $165,800, a decrease in professional fees and reporting costs of approximately $59,200, a decrease in insurance expense of $21,100, reduced depreciation expense of $10,200 and a net decrease in various other expense items totaling $30,500.

	Interest expense for the first half of 2009 was $157,600 and included $29,300 in collateral management fees incurred relative to the sale of accounts receivable invoices to Summit Financial Resources. Interest expense for the first half of 2008 was $205,200. The decrease in interest expense reflects the combined effect of a decrease in the outstanding mortgage liability during the six months ended June 30, 2009 versus the same period in 2008 and the reduction in the interest rate in effect on that mortgage from 8.25% in 2008 to 5.0% effective beginning on June 28, 2008. The interest rate on the mortgage loan decreased to 3.25% as of June 28, 2009. Interest income for the first half of 2009 was $5,000 compared to $14,400 for the same period of 2008, which consists of interest earned on our cash reserves in 2009 and 2008. Please see Note 1(g) to the unaudited Condensed Consolidated Financial Statements in this Report for information on the accounting for the sale of selected accounts receivable.

	During the first half of 2009 and of 2008, expenditures for research and development were not material (under 2% of revenues).

Three Months Ended June 30, 2009
Compared to Three Months Ended June 30, 2008

Comparative Net Sales

                                  Three Months Ended June 30,
                          -----------------------------------------
                                                         Percentage
                                                          Increase
                              2009           2008        (Decrease)
                          -----------    -----------     ----------
Scott's Liquid Gold and
 other household products $ 1,534,300    $ 1,792,700        (14.4%)
Touch of Scent                143,300        174,700        (18.0%)
                          -----------    -----------        ------
  Total household
   products                 1,677,600      1,967,400        (14.7%)
                          -----------    -----------        ------

Alpha Hydrox and
 other skin care              870,300        932,700         (6.7%)
Montagne Jeunesse and other
 distributed skin care        956,900      1,143,600        (16.3%)
                          -----------    -----------        ------
  Total skin care
   products                 1,827,200      2,076,300        (12.0%)
                          -----------    -----------        ------

     Total Net Sales      $ 3,504,800    $ 4,043,700        (13.3%)
                          ===========    ===========        ======

	Consolidated net sales for the second quarter of the current year were $3,504,800 versus $4,043,700 for the comparable quarter of 2008, a decrease of $538,900 or 13.3%. Average selling prices for the second quarter of 2009 were up by $195,100 over those of the comparable period of 2008, prices of household products being up by $101,600, while average selling prices of skin care products were up by $93,500. Co-op advertising, marketing funds, slotting fees and coupon expenses paid to retailers were subtracted from gross sales in accordance with current accounting policies totaling $317,900 in the second quarter of 2009 versus $396,400 in the same period in 2008, a decrease of $78,500 or 19.8%. This decrease consisted of an increase in coupon expenses of $28,500, a decrease in co-op advertising of $94,600, and a decrease in slotting of $12,400.

	During the second quarter of 2009, net sales of skin care products accounted for 52.1% of consolidated net sales compared to 51.3% for the second quarter of 2008. Net sales of these products for those periods were $1,827,200 in 2009 compared to $2,076,300 in 2008, a decrease of $249,100 or about 12.0%. Net sales of Montagne Jeunesse and other distributed skin care were approximately $956,900 in the second quarter of 2009 compared to $1,143,600 in the second quarter of 2008. This decrease was primarily a result of a decrease in sales of distributed products other than Montagne Jeunesse skin care in the second quarter of 2009 versus the second quarter of 2008.

	Net sales of our Alpha Hydrox and other manufactured skin care products declined $62,400, or 6.7%, from $932,700 in the second quarter of 2008 to $870,300 for the same period of 2009. In the recent years preceding 2009, there had been a contraction in distribution of Alpha Hydrox products at drug stores and grocery chains, where retail support in the form of product returns, marketing co-op funds, coupon and promotion programs, damage claims and similar matters were expensive. With reduced levels of these expenses and with sales of Alpha Hydrox products now based in large part on our website, we appear to be experiencing stabilization of sales of these products.

	Sales of household products for the second quarter of this year accounted for 47.9% of consolidated net sales compared to 48.7% for the same period of 2008. These products are comprised of Scott's Liquid Gold wood care and mold remediation products, and "Touch of Scent", a room air freshener. During the second quarter of 2009, sales of household products were $1,677,700, as compared to sales of $1,967,400 for the same three months of 2008. Sales of Scott's Liquid Gold wood care and other household products were down by $289,800, a decrease of 14.7%. This decrease was primarily due to a decrease in Scott's Liquid Gold Wood care products, a slight increase in promotional costs in the second quarter of 2009 versus the second quarter of 2008 (these costs are deducted from gross sales to arrive at net sales) coupled with a decrease in sales of our Mold Control 500 product. Sales of "Touch of Scent" were down by $31,400 or about 18.0% for the reasons stated above in regard to the first half of 2009.

	On a consolidated basis, cost of goods sold was $2,003,400 during the second quarter of 2009 compared to $2,508,700 for the same period of 2008, a decrease of $505,300 or 20.1%, on a sales decrease of 13.3%.
As a percentage of consolidated net sales for the second quarter of 2009, cost of goods sold was 57.2% compared to 62.0% in 2008, a decrease of 7.7%. This reduction in cost of goods sold as a percentage of sales is the combined effect of the declining cost of oil in 2009 flowing through production in the second quarter of 2009 and the reduction in display and other promotional costs associated with a decline in sales of distributed products.

            Operating Expenses, Interest Expense and Other Income

                                                                 Percentage
                                                                  Increase
                                        2009           2008      (Decrease)
                                    -----------    -----------   ----------
Operating Expenses
   Advertising                      $    78,400    $    97,000      (19.2%)
   Selling                              995,500      1,320,800      (24.6%)
   General & Administrative             585,400        729,800      (19.8%)
                                    -----------    -----------      ------
        Total operating expenses    $ 1,659,300    $ 2,147,600      (22.7%)
                                    ===========    ===========      ======

Interest Income                     $     2,100    $     5,900      (64.4%)

Interest Expense                    $    83,000    $   102,100      (18.7%)

	Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, decreased $488,300 in the second quarter of 2009, when compared to the same period during 2008. The various components of operating expenses are discussed below.

	Advertising expenses for the second quarter of 2008 were $78,400 compared to $97,000 for the comparable quarter of 2008, a decrease of $18,600 or 19.2%

	Selling expenses for the three months ended June 30, 2009 were $995,500 compared to $1,320,800 for the comparable three months of 2008, a decrease of $325,300 or 24.6%. This decrease was comprised of a decrease in salaries, fringe benefits and related travel expense of $146,200 primarily because of a decrease in personnel in 2009 versus 2008, a decrease in freight expense of $69,900, a decrease in promotional selling expenses of $65,100, a decrease in commissions of $13,400, a decrease in insurance premiums of $22,600, and a net decrease in other selling expenses of $8,100.

	General and administrative expenses for the second quarter of 2009 were $585,400 compared to $729,800 for the comparable period of 2008, a decrease of $144,400 or 19.8%. This decrease resulted primarily from a decrease in salaries, fringe benefits and related travel expense of $79,400 resulting from a reduction in force and further wage concessions by executive management in the fourth quarter of 2008, as well as from a temporary vacancy in the accounting department.

	Interest expense for the second quarter of 2009 was $83,000 and included $18,400 in collateral management fees incurred relative to the sale of accounts receivable invoices to Summit Financial Resources. Interest expense for the second quarter of 2008 was $102,100. The decrease in interest expense reflects the combined effect of a decrease in the outstanding mortgage liability during the quarter ended June 30, 2009 versus the same period in 2008 and the reduction in the interest rate in effect on that mortgage from 8.25% in 2008 to 5.0% effective beginning on June 28, 2008. Interest income for the three months ended June 30, 2008 was $2,100 compared to $5,900 for the same period of 2008.

	During the second quarter of 2009 and of 2008, expenditures for research and development were not material (under 2% of revenues).

Liquidity and Capital Resources

	Citywide Loan

	On June 28, 2006, we entered into a loan with a fifteen year amortization with Citywide Banks for $5,156,600 secured by the land, building and fixtures at our Denver, Colorado facilities. Interest on the bank loan (3.25% at June 30, 2009) is at the prime rate as published in The Wall Street Journal, adjusted annually each June. This loan requires 180 monthly payments of approximately $38,200. Monthly payments commenced on July 28, 2006. The loan agreement contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1. We may not declare any dividends that would result in a violation of either of these covenants. The foregoing requirements were met at the end of the first six months of 2009.

	Financing Agreement

	On November 3, 2008, effective as of October 31, 2008, we entered into a financing agreement with an "asset-based" lender for the purpose of improving working capital. An amendment to this agreement was executed March 12, 2009 extending the initial anniversary date to March 12, 2010. The agreement provides for up to $1,200,000 and is secured primarily by accounts receivable, inventory, any lease in which we are a lessor, all investment property and guarantees by our active subsidiaries. Under the financing agreement, the lender will make loans at our request and in the lender's discretion (a) based on purchases of our Accounts by the lender, with recourse against us and an advance rate of 70% (or such other percentage determined by the lender in its discretion), and (b) based on Acceptable Inventory not to exceed certain amounts, including an aggregate maximum of $250,000. The term of the agreement is one year, renewable for additional one-year terms unless either party provides written notice of non-renewal at least 60 days prior to the end of the current financing period. Advances under the agreement bear interest at a rate of 1% over the prime rate (as published in the Wall Street Journal) for the accounts receivable portion of the advances and 3% over the prime rate for the inventory portion of the borrowings. The prime rate (3.25% as of June 30, 2009) adjusts with changes to the rate. In addition there are collateral management fees of 0.28% for each 10-day period that an advance on an accounts receivable invoice remains outstanding and a 1.35% collateral management fee on the average monthly loan outstanding on the inventory portion of any advance. The agreement provides that no change in control concerning us or any of our active subsidiaries shall occur except with the prior written consent of the lender. Events of default include, but are not limited to, the failure to make a payment when due or a default occurring on any indebtedness of ours. See Note 1(g) regarding the accounting treatment of funds obtained under this agreement.

	Liquidity

	During the first half of 2009 our working capital decreased by $278,500, and concomitantly, our current ratio (current assets divided by current liabilities) decreased from 1.6:1 at December 31, 2008 to 1.5:1 at June 30, 2009. This decrease in working capital is attributable to a net loss in the first six months of 2009 of $426,300 and a reduction in long-term debt of $176,100, offset by depreciation and amortization in excess of capital additions of $268,400, stock option grants of $38,600 and shares issued to the ESOP valued at $17,000.

	At June 30, 2009, trade and other receivables were $439,400 versus $570,300 at the end of 2008 largely because sales in June 2009 were less than those in December 2008. As a result of the accounting treatment relative to the sale of accounts receivable as discussed in Note 1(g), we have, within the Consolidated Statement of Cash Flows for the six months ended June 30, 2009, separately reflected the proceeds of $2,163,800 from such sales and have concurrently excluded said proceeds from the "change in trade and other receivables." Accounts payable, accrued payroll and other accrued expenses increased by $56,100. At June 30, 2009 inventories were $29,300 more than at December 31, 2008. Prepaid expenses increased from the end of 2008 by $14,400.

	We have no significant capital expenditures planned for 2009.

	As a result of the foregoing, we expect that our available cash along with borrowing available under the Summit Financial Resources agreement will be sufficient to supplement our projected negative cash flow from operating activities such that we will be able to fund the twelve months' cash requirements ending June 30, 2010.

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

	In order to improve our liquidity and our operating results, we will also continue to pursue the following steps: the sale of all or a portion of our real estate which we have listed with a real estate firm, efforts to improve revenues, a further possible reduction in our fixed operating expense, if needed, and potentially the addition of external financing.

	Our dependence on operating cash flow which has been negative in recent periods and on outside borrowing such as we have through the Summit Financial Resources agreement means that risks involved in our business can significantly affect our liquidity. Any loss of a significant customer, any further decreases in distribution of our skin care or household products, any new competitive products affecting sales levels of our products, or any significant expense not included in our internal budget could result in the need to raise cash. We have no arrangements for any additional external financing of debt or equity, and we are not certain whether any such financing would be available on acceptable terms. In order to improve our operating cash flow, we need to achieve profitability.

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

Disclosure Controls and Procedures

	As of June 30, 2009, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2009.

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

	On May 12, 2009, we held our 2009 Annual Meeting of Shareholders. At that meeting, the seven existing directors were nominated and re-elected as our directors. These seven persons constitute all members of our Board of Directors. These directors and the votes for and withheld for each of them were as follows:


		                            Shares For    Shares Withheld
		                            ----------    ---------------
		Mark E. Goldstein           8,895,150         553,026
		Jeffrey R. Hinkle           8,894,919         553,257
		Dennis P. Passantino        8,895,919         552,257
		Carl A. Bellini             9,054,989         393,187
		Dennis H. Field             9,014,727         433,449
		Jeffry B. Johnson           9,012,457         435,719
		Gerald L. Laber             9,053,589         394,587

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

					SCOTT'S LIQUID GOLD-INC.


August 13, 2009			BY:  /s/ Mark E. Goldstein
    Date 				--------------------------------------
					Mark E. Goldstein
					President and Chief Executive Officer


August 13, 2009		BY:	/s/ Brian L. Boberick
    Date				--------------------------------------
					Brian L. Boberick
					Treasurer and Chief Financial Officer





EXHIBIT INDEX

Exhibit No.       Document

31.1              Rule 13a-14(a) Certification of the Chief Executive
                   Officer
31.2              Rule 13a-14(a) Certification of the Chief Financial
                   Officer
32.1              Section 1350 Certification