Form 10-Q
period 2009-09-30
SCOTTS LIQUID GOLD INC
filed 2009-11-13
CIK 88000

UNITED STATES
	        SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549

                          FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OF THE
              SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED

                     September 30, 2009

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

	As of November 13, 2009, the Registrant had 10,795,000 of its $0.10 par value common stock outstanding.


PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

                SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
           Consolidated Statements of Operations (Unaudited)

                           Three Months                 Nine Months
                         Ended September 30,         Ended September 30,
                     -------------------------    -------------------------
                         2009          2008           2009          2008
                     -----------   -----------    -----------   -----------
Net sales            $ 3,423,000   $ 3,976,600    $10,819,700   $12,114,100

Operating costs
 and expenses:
   Cost of sales       2,023,800     2,247,000      6,272,900     6,957,600
   Advertising            94,900        67,800        245,500       276,000
   Selling             1,016,200     1,207,000      3,043,900     3,868,100
   General and
    administrative       615,200       638,900      1,858,200     2,168,700
                     -----------   -----------    -----------   -----------
                       3,750,100     4,160,700     11,420,500    13,270,400
                     -----------   -----------    -----------   -----------

Loss from operations    (327,100)     (184,100)      (600,800)   (1,156,300)

Interest income            2,200         4,900          7,200        19,300
Interest expense         (70,300)      (63,500)      (227,900)     (268,700)
                     -----------   -----------    -----------   -----------
Loss before
 income taxes           (395,200)     (242,700)      (821,500)   (1,405,700)
Income tax expense
 (benefit)                  -             -              -             -
                     -----------   -----------    -----------   -----------

Net loss             $  (395,200)  $  (242,700)   $  (821,500)  $(1,405,700)
                     ===========   ===========    ===========   ===========

Net loss per
 common share (Note 2):
   Basic & Diluted   $     (0.04)  $     (0.02)   $     (0.08)  $     (0.13)
                     ===========   ===========    ===========   ===========

Weighted average
 shares outstanding:
   Basic & Diluted    10,795,000    10,627,300     10,774,100    10,607,800
                     ===========   ===========    ===========   ===========

See accompanying notes to consolidated financial statements.





                       SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
                              Consolidated Balance Sheets

                                          September 30,  December 31,
                                              2009           2008
                                          ------------   ------------
                                          (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents              $   765,300    $   909,900
   Investment securities                        4,300          4,500
   Trade and other receivables, net of
    allowance of $62,400 and $59,800,
    respectively, for doubtful accounts       262,300        570,300
   Inventories, net                         2,741,900      2,754,500
   Prepaid expenses                           193,300        120,700
                                          -----------    -----------
     Total current assets                   3,967,100      4,359,900

Property, plant and equipment, net         11,682,700     12,081,900

Other assets                                   47,800         51,100
                                          -----------    -----------
          TOTAL ASSETS                    $15,697,600    $16,492,900
                                          ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                       $ 1,577,000    $ 1,348,800
   Accrued payroll and benefits               692,300        691,800
   Other accrued expenses                     288,400        353,100
   Current maturities of long-term debt       317,000        273,600
                                          -----------    -----------
      Total current liabilities             2,874,700      2,667,300

Long-term debt, net of current maturities   4,115,200      4,371,300
                                          -----------    -----------
          TOTAL LIABILITIES                 6,989,900      7,038,600

Shareholders' equity:
   Common stock; $.10 par value, authorized
     50,000,000 shares; issued and
     outstanding 10,795,000 shares,
     and 10,695,000 shares, respectively    1,079,500      1,069,500
   Capital in excess of par                 5,244,800      5,179,700
   Accumulated comprehensive income               300            500
   Retained earnings                        2,383,100      3,204,600
                                          -----------    -----------
      Shareholders' equity                  8,707,700      9,454,300
                                          -----------    -----------

   TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $15,697,600    $16,492,900
                                          ===========    ===========

See accompanying notes to consolidated financial statements.



                SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
          Consolidated Statements of Cash Flows (Unaudited)

                                                  Nine Months Ended
                                                   September 30,
                                             --------------------------
                                                  2009          2008
                                             -----------    -----------
Cash flows from operating activities:
Net loss                                     $  (821,500)   $(1,405,700)
                                             -----------    -----------
  Adjustments to reconcile net loss to net
   cash provided (used) by operating
   activities:
    Depreciation and amortization                401,600        471,200
    Provision for doubtful accounts                2,500           -
    Stock issued to ESOP                          17,000         21,000
    Stock-based compensation                      58,100         49,300
    Loss on disposal of assets                       900           -
    Changes in assets and liabilities:
       Proceeds from sale of accounts
        receivable                             3,838,600           -
       Trade and other receivables, net       (3,533,100)        53,500
       Inventories, net                           12,600         73,900
       Prepaid expenses                          (72,600)       124,500
       Accounts payable and accrued expenses     164,000         18,100
                                             -----------     ----------
    Total adjustments to net loss                889,600        811,500
                                             -----------    -----------
       Net Cash Provided (Used) by
        Operating Activities                      68,100       (594,200)
                                             -----------    -----------
Cash flows from investing activities:
  Purchase of property, plant & equipment           -            (8,800)
                                             -----------    -----------
       Net Cash Used by
        Investing Activities                        -            (8,800)
                                             -----------    -----------

Cash flows from financing activities:
  Proceeds from exercise of stock options           -             9,200
  Principal payments on long-term borrowings    (212,700)      (165,200)
                                             -----------    -----------
       Net Cash Used by
        Financing Activities                    (212,700)      (156,000)
                                             -----------    -----------
Net Decrease in Cash and
 Cash Equivalents                               (144,600)      (759,000)
Cash and Cash Equivalents,
 beginning of period                             909,900      1,483,300
                                             -----------    -----------
Cash and Cash Equivalents, end of period     $   765,300    $   724,300
                                             ===========    ===========
Supplemental disclosures:
  Cash paid during period for:
    Interest                                 $   229,000    $   270,700
                                             ===========    ===========
    Income taxes                            $      -       $     2,300
                                            ===========    ===========

See accompanying notes to consolidated financial statements.


                    SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

Note 1.	Summary of Significant Accounting Policies

(a)	Company Background
	Scott's Liquid Gold-Inc. (a Colorado corporation) was incorporated on February 15, 1954. Scott's Liquid Gold-Inc. and its wholly owned subsidiaries (collectively, "we" or "our") manufacture and market quality household and skin care products, and we fill, package and market our Mold Control 500 product. Since the first quarter of 2001, we have acted as the distributor in the United States for beauty care products contained in individual sachets and manufactured by Montagne Jeunesse. In 2006 and 2007, we began the distribution of certain other products, some of which are being phased out through 2010. In the fourth quarter of 2009, we expect to begin distribution of an additional product. Our business is comprised of two segments -- household products and skin care products.

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
	We account for investments in marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities", which requires that we classify investments in marketable securities according to management's intended use of such investments. We invest our excess cash and have established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. We consider all investments as available for use in our current operations and, therefore, classify them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, reported net of tax, as a separate component of shareholders' equity and comprehensive income (loss). The cost of the securities sold is based on the specific identification method. Investments in corporate and government securities as of September 30, 2009, are scheduled to mature within one year.

(g)	Sale of Accounts Receivable
	We follow FASB authoritative guidance as it relates to distinguishing between transfers of financial assets that are sales from transfers that are secured borrowings. On
November 3, 2008, effective as of October 31, 2008, we established a $1,200,000 factoring line with an asset-based lender ("Lender") and secured by accounts receivable, inventory, any lease in which we are a lessor, all investment property and guarantees by our active subsidiaries. This facility enables us to sell selected accounts receivable invoices to the Lender with full recourse against us. These transactions qualify for a sale of assets since (1) we have transferred all of our rights, title and interest in the selected accounts receivable invoices to the Lender, (2) the Lender may pledge, sell or transfer the selected accounts receivable invoices, and (3) we have no effective control over the selected accounts receivable invoices since we are not entitled to or obligated to repurchase or redeem the invoices before their maturity and we do not have the ability to unilaterally cause the Lender to return the invoices. Under the authoritative guidance, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. During the first nine months of 2009, we sold approximately $5,483,700 of our accounts receivable invoices to the Lender under a financing agreement for approximately $3,838,600. Pursuant to the provisions of SFAS 140, we reflected the transaction as a sale of assets and established an accounts receivable from the Lender for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount is equal to 30% of the total accounts receivable invoice sold to the Lender less 1.12% of the total invoice as a collateral management fee plus a daily finance fee, based on Wall Street Journal prime (3.25% at September 30, 2009) plus 1%, imposed on (a) the net of the outstanding accounts receivable invoices less (b) any retained amounts due to us. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the customer. Included in "Trade and other receivables" at September 30, 2009, we have an outstanding retained receivable of approximately $224,600 representing 30.0% of $748,700 of unsettled receivable invoices sold to the Lender as well as $82,300 due to us resulting from customer remittances paid direct to the Lender on invoices which were not sold to the Lender. Also, at September 30, 2009, approximately $758,200 of this credit line was available for future factoring of accounts receivable invoices.

(h)	Inventories
	Inventories consist of raw materials and finished goods and are stated at the lower of cost (first-in, first-out method) or market.
We record a reserve for slow moving and obsolete products and raw materials. We estimate reserves for slow moving and obsolete products and raw materials based upon historical and anticipated sales.

	Inventories were comprised of the following at:

                              September 30, 2009  December 31, 2008
                              ------------------  -----------------
      Finished goods             $ 1,675,600        $ 1,898,100
      Raw materials                1,518,200          1,241,300
      Inventory reserve
       for obsolescence             (451,900)          (384,900)
                                 -----------        -----------
                                 $ 2,741,900        $ 2,754,500
                                 ===========        ===========

(i)	Property, Plant and Equipment
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

	The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. Our long-term debt bears interest at a fixed rate that adjusts annually on the anniversary date to a then prime rate. The carrying value of long-term debt approximates fair value as of September 30, 2009 and December 31, 2008.

                       Fair Value Measurements at September 30, 2009
                    -----------------------------------------------------
                              Quoted Prices in  Significant
                               Active Markets      Other     Significant
                     Total     For Identical    Observable   Unobservable
                     Fair         Assets          Inputs       Inputs
Description          Value       (Level 1)       (Level 2)    (Level 3)
------------------  --------  ----------------  -----------  ------------
Available-for-sale
  securities         $4,300       $4,300         $  -           $  -
                    --------  ----------------  -----------  ------------
          Total      $4,300       $4,300         $  -           $  -
                    ========  ================  ===========  ============

(k)	Long-Lived Assets
	We following FASB authoritative guidance as it relates to the proper accounting treatment for the impairment or disposal of long-lived assets. This guidance requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(l)	Income Taxes
	We follow FASB authoritative guidance for the accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective income tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which related temporary differences become deductible. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

(m)	Revenue Recognition
	Revenue is recognized when an arrangement exists to sell our product, we have delivered such product in accordance with that arrangement, the sales price is determinable, and collectibility is probable. Reserves for estimated market development support, pricing allowances and returns are provided in the period of sale as a reduction of revenue. Reserves for returns and allowances are recorded as a reduction of revenue, and are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. At September 30, 2009 and December 31,
2008 approximately $428,000 and $600,000, respectively, had been reserved as a reduction of accounts receivable, and approximately $23,000 and $23,000, respectively, had been reserved as current liabilities. Co-op advertising, marketing funds, slotting fees and coupons are deducted from gross sales and totaled $881,600 and $1,089,300 in the nine months ended September 30, 2009 and 2008, respectively.

(n)	Advertising Costs
	Advertising costs are expensed as incurred.

(o)	Stock-based Compensation
	During the first nine months of 2009, we granted 90,000 options for shares of our common stock to a certain officer and two non-employee directors at $0.17 per share and 3,000 options for shares of our common stock to that certain officer at $0.25 per share. The options which vest ratably over forty-eight months, or upon a change in control, and which expire after five years, were granted at or above the market value as of the date of grant.

	The weighted average fair market value of the options granted in the first nine months of 2009 and 2008 were estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

                                 September 30, 2009  September 30, 2008
                                 ------------------  ------------------
Expected life of options
  (using the "simplified" method)   4.5 years           4.5 years
Risk-free interest rate             2.7%                3.0%
Expected volatility of stock        88%                 69%
Expected dividend rate              None                None

	Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) under SFAS 123R was $58,100 in the nine months ended September 30, 2009. Approximately $144,300 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next forty-four months. In accordance with SFAS 123R, there was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible. With respect to the non-cash expense associated with the options granted to the non-employee directors, no tax benefit was recognized due to the existence of as yet unutilized net operating losses.
At such time as these operating losses have been utilized and a tax benefit is realized from the issuance of non-qualified stock options, a corresponding tax benefit may be recognized.

(p)	Comprehensive Income
	We follow FASB authoritative guidance which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income includes all changes in equity during a period from non-owner sources.

	The following table is a reconciliation of our net loss to our total comprehensive loss for the three and nine months ended
September 30, 2009 and 2008:

                         Three Months Ended         Nine Months Ended
                            September 30,             September 30,
                       ----------------------   ------------------------
                           2009        2008          2009        2008
                       ----------  ----------   -----------  -----------
Net loss               $ (395,200) $ (242,700)  $  (821,500) $(1,405,700)
Unrealized loss on
 on investment
 securities                  (100)       (100)         (200)        (500)
                       ----------  ----------   -----------  -----------
Comprehensive loss     $ (395,300) $ (242,800)  $  (821,700) $(1,406,200)
                       ==========  ==========   ===========  ===========

(q)	Operating Costs and Expenses Classification
	Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out and nominal outside warehousing costs as a component of selling expense on the accompanying Consolidated Statement of Operations. Shipping and handling costs totaled $983,800 and $1,188,800, for the nine months ended September 30, 2009 and 2008, respectively.

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




(r)	Recently Issued Accounting Pronouncements

	In December 2007, the FASB issued new accounting guidance related to the accounting for business combinations and related disclosures.
This new guidance addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. The guidance also establishes expanded disclosure requirements for business combinations. The guidance was effective on January 1, 2009, and the Company will apply this new guidance prospectively to all business combinations subsequent to the effective date.

	In December 2007, the FASB issued new accounting guidance related related to the accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.
The guidance was effective January 1, 2009 and did not have a material effect on the Company's consolidated financial statements.

	In September 2006, the Financial Accounting Standards Board (FASB) issued new accounting guidance related to fair value measurements and related disclosures. This new guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company adopted this new guidance on January 1, 2008, as required for its financial assets and financial liabilities. However, the FASB deferred the effective date of this new guidance for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The Company adopted these remaining provisions on January 1, 2009. The adoption of this accounting guidance did not have a material impact on the Company's consolidated financial statements.

	In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.
It requires disclosure of the date through which an entity has evaluated subsequent events. In accordance with this guidance, the Company's management has evaluated events subsequent to September 30, 2009 through November 13, 2009 which is the issuance date of this report. There has been no material event noted in this period which would either impact the results reflected in this report or the Company's results going forward.

	In June 2009, the FASB issued an amendment to its pre-existing guidance as relates to accounting for transfers of financial assets and extinguishments of liabilities.
This new guidance, which is effective January 1, 2010, may impact the Company's current accounting treatment as regards the sale of accounts receivable as discussed in
Note 1(g). If impacted by this amended guidance, the reporting of the sale of accounts receivable would be treated as a secured borrowing rather than as a sale.
As a result, both current assets and current liabilities would be increased in like amounts and the net proceeds received from the sale of accounts receivable would appear as cash provided or used by financing activities rather than as an adjustment to cash provided or used by operating activities. Early adoption of this amended guidance is not permitted.

	In June 2009, the FASB established the FASB Accounting Standards Codification (ASC or Codification), officially released on July 1,
2009, as the sole source of authoritative generally accepted accounting principles used by nongovernmental entities in the preparation of financial statements. The Codification is meant to simplify the authoritative accounting guidance by reorganizing US GAAP pronouncements into roughly 90 accounting topics within a consistent structure. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. The FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

	Other Accounting Standards Updates not effective until after September 30, 2009 are not expected to have a significant effect on the Company's consolidated financial position or results of operations.

(s)	Reclassifications
	Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation.

Note 2.	Earnings per Share

	Per share data was determined by using the weighted average number of common shares outstanding. Potentially dilutive securities, including stock options, are considered only for diluted earnings per share, unless considered anti-dilutive. The potentially dilutive securities, which are comprised of outstanding stock options of 1,922,900 and 1,927,150 at September 30, 2009 and 2008, were excluded from the computation of weighted average shares outstanding due to their anti-dilutive effect.

	A reconciliation of the weighted average number of common shares outstanding for the three and nine months ended September 30, 2009 and 2008, respectively, follows:

                                              2009
                            ------------------------------------------
                                                             Total
                            Three Months    Nine Months      Shares
                            ------------    -----------    -----------
Common shares outstanding
beginning of period           10,795,000     10,695,000     10,695,000
Stock issued to ESOP (a)            -            79,100        100,000
Stock option exercises              -              -              -
                            ------------    -----------    -----------

Weighted average number
 of common shares
 outstanding                  10,795,000     10,774,100     10,795,000

Dilutive effect of common
 share equivalents                 -              -              -
                            ------------    -----------    -----------

Diluted weighted
 average number of
 common shares outstanding    10,795,000     10,774,100     10,795,000
                             ===========    ===========    ===========

                                              2008
                            ------------------------------------------
                                                             Total
                            Three Months    Nine Months      Shares
                            ------------    -----------    -----------
Common shares
 outstanding
 beginning of period          10,625,000     10,575,000     10,575,000
Stock issued to ESOP               2,300         16,900         60,000
Stock option exercise               -            15,900         20,000
                             -----------    ------------    -----------
Weighted average number
 of common shares
 outstanding                  10,627,300     10,607,800     10,655,000

Dilutive effect of
 common share equivalents           -              -              -
                             -----------    -----------     ----------

Diluted weighted
 average number of
 common shares
 outstanding                  10,627,300     10,607,800     10,655,000
                             ===========    ===========    ===========

	(a)	In February 2009, the Board of Directors authorized and
the Company issued 100,000 shares of common stock to the Employee
Stock Ownership Plan at a price of $0.17 per share.

	At September 30, 2009, there were authorized 50,000,000 shares of our $.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series. None of the preferred stock was issued or outstanding at September 30, 2009.

Note 3.	Segment Information

	We operate in two different segments: household products and skin care products. Our products are sold nationally and internationally (primarily Canada), directly and through independent brokers, to mass merchandisers, drug stores, supermarkets, wholesale distributors and other retail outlets. Management has chosen to organize our business around these segments based on differences in the products sold. The household products segment includes: "Scott's Liquid Gold" wood care products including a cleaner that preserves as it cleans and a wood wash product; Mold Control 500, a mold remediation product; "Clean Screen," a surface cleaner for sensitive electronic televisions and other devices; and "Touch of Scent" room air fresheners. The skin care segment includes: "Alpha Hydrox," alpha hydroxy acid cleansers and lotions; a retinol product; and "Diabetic Skin Care", a healing cream and moisturizer developed to address skin conditions of diabetics.
In the skin care segment, we also distribute skin care and other sachets of Montagne Jeunesse and certain other products.

	The following provides information on our segments for the three and nine months ended September 30:

                                Three Months Ended September 30,
                     -----------------------------------------------------
                                2009                        2008
                     -------------------------   -------------------------
                      Household     Skin Care     Household     Skin Care
                      Products      Products      Products      Products
                     -----------   -----------   -----------   -----------
Net sales to
 external customers  $ 1,873,000   $ 1,550,000   $ 1,908,700   $ 2,067,900
                     ===========   ===========   ===========   ===========
Income (loss) before
 profit sharing,
 bonuses, and
 income taxes        $    15,700   $  (410,900)  $    33,400   $  (276,100)
                     ===========   ===========   ===========   ===========
Identifiable Assets  $ 2,877,700   $ 4,181,600   $ 3,030,700   $ 5,160,900
                     ===========   ===========   ===========   ===========

                                  Nine Months Ended September 30,
                     -----------------------------------------------------
                                2009                        2008
                     -------------------------   -------------------------
                      Household     Skin Care     Household     Skin Care
                      Products      Products      Products      Products
                     -----------   -----------   ----------    -----------
Net sales to
 external customers  $ 5,377,300   $ 5,442,400   $ 5,608,400   $ 6,505,700
                     ===========   ===========   ===========   ===========
Income (loss) before
 profit sharing,
 bonuses and
 income taxes        $  (160,200)  $  (661,300)  $  (397,300)  $(1,008,400)
                     ===========   ===========   ===========   ===========
Identifiable Assets  $ 2,877,700   $ 4,181,600   $ 3,030,700   $ 5,160,900
                     ===========   ===========   ===========   ===========

       The following is a reconciliation of segment information to consolidated information for the three and nine months ended
September 30:

                        Three Months Ended             Nine Months Ended
                            September 30,                September 30,
                     -------------------------    -------------------------
                         2009          2008           2009          2008
                     -----------   -----------    -----------   -----------
Net sales to
 external customers  $ 3,423,000   $ 3,976,600    $10,819,700   $12,114,100
                     ===========   ===========    ===========   ===========
Loss before profit
 sharing, bonuses
 and income taxes    $  (395,200)  $  (242,700)   $  (821,500)  $(1,405,700)
                     ===========   ===========    ===========   ===========
Identifiable assets  $ 7,059,300   $ 8,191,600    $ 7,059,300   $ 8,191,600
Corporate assets       8,638,300     8,877,700      8,638,300     8,877,700
                     -----------   -----------    -----------   -----------
Consolidated total
 assets              $15,697,600   $17,069,300    $15,697,600   $17,069,300
                     ===========   ===========    ===========   ===========

	Corporate assets noted above are comprised primarily of our cash and investments, and property and equipment not directly associated with the manufacturing, warehousing, shipping and receiving activities.

Item 2.	Management's Discussion and Analysis of Financial Condition
		  and Results of Operations

Results of Operations

	During the first nine months of 2009, we experienced a decrease in sales across all of our product lines. Our net loss for the first nine of 2009 was $821,500 versus a loss of $1,405,700 in the first nine months of 2008. The decrease in our loss for the first nine months of 2009 compared to the first nine months of 2008 results primarily from a decrease in our operating expenses.

                  Summary of Results as a Percentage of Net Sales

                                     Year Ended        Nine Months Ended
                                     December 31,        September 30,
                                     ------------     -------------------
                                        2008            2009       2008
                                     ------------     -------    --------
Net sales
   Scott's Liquid Gold
    household products                  45.8%           49.7%      46.3%
   Neoteric Cosmetics                   54.2%           50.3%      53.7%
                                       ------          ------     ------
Total Net Sales                        100.0%          100.0%     100.0%
Cost of Sales                           56.9%           58.0%      57.4%
                                       ------          ------     ------
Gross profit                            43.1%           42.0%      42.6%
Other revenue                            0.2%            0.1%       0.1%
                                       ------          ------     ------
                                        43.3%           42.1%      42.7%
                                       ------          ------      -----

Operating expenses                      50.6%           47.6%      52.1%
Interest                                 2.1%            2.1%       2.2%
                                       ------          ------     ------
                                        52.7%           49.7%      54.3%
                                       ------          ------     ------

Loss before income taxes                (9.4%)          (7.6%)    (11.6%)
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

                           Comparative Net Sales

                                     Nine Months Ended         Percentage
                                        September 30,           Increase
                                    2009           2008        (Decrease)
                                -----------    -----------     ----------
Scott's Liquid Gold and
 other household products       $ 4,876,300    $ 4,883,800        (0.2%)
Touch of Scent                      501,000        724,600       (30.9%)
                                -----------    -----------       ------
     Total household
      chemical products           5,377,300      5,608,400        (4.1%)
                                -----------    -----------       ------

Alpha Hydrox and
 other skin care                  2,922,300      2,756,100         6.0%
Montagne Jeunesse and other
 distributed skin care            2,520,100      3,749,600       (32.8%)
                                -----------    -----------       ------
     Total skin care product      5,442,400      6,505,700       (16.3%)
                                -----------    -----------       ------

          Total net sales       $10,819,700    $12,114,100       (10.7%)
                                ===========    ===========       ======

Nine Months Ended September 30, 2009
Compared to Nine Months Ended September 30, 2008

	Consolidated net sales for the first nine months of the current year were $10,819,700 versus $12,114,100 for the first nine months of 2008, a decrease of $1,294,400. Average selling prices for the first nine months of 2009 were up by $91,800 over the first nine months of 2008. Average selling prices of household products were up by $133,700 reflecting the impact of the new Clean Screen product line, while average selling prices of skin care products were down by $41,900 reflecting the discounting of distributed products (other than Montagne Jeunesse) in 2009 tempered by a decrease in coupon usage in 2009 versus 2008. Co-op advertising, marketing funds, slotting fees, and coupons paid to retailers are deducted from gross sales, and totaled $881,600 in the first nine months of 2009 versus $1,089,300 in the same period in 2008, a decrease of $207,700 or 19.1%. This decrease consisted of a decrease in coupon expense of $91,100, a decrease in co-op advertising funds of $171,800, and an increase in slotting fee expenses of $55,200.

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

	From January 1, 2006 through September 30, 2009, our product returns (as a percentage of gross revenue) have averaged as follows: household products 0.3%, Montagne Jeunesse products 4.3%, and our Alpha Hydrox and other skin care products 4.8%. The level of returns as a percentage of gross revenue for the household products and Montagne Jeunesse products have remained fairly constant as a percentage of sales over that period while the Alpha Hydrox and other skin care products return levels have fluctuated. More recently, as our sales of the Alpha Hydrox skin care products have declined we have seen a decrease in returns of these products as a percentage of gross revenues. The products returned in the first nine months of 2009 (indicated as a percentage of gross revenues) were: household products 0.8%, Montagne Jeunesse products 9.8%, and our Alpha Hydrox and other skin care products 1.1%. The level of Montagne Jeunesse returns during the first nine months of 2009 results from the returns by one retailer in the second quarter; the returns of this product have been at more normal levels since that time. We are not aware of any industry trends, competitive product introductions or advertising campaigns at this time which would cause returns as a percentage of gross sales to be materially different for the current fiscal year than for the above averages. Furthermore, our management is not currently aware of any changes in customer relationships that we believe would adversely impact anticipated returns. However, we review our reserve for returns quarterly and we regularly face the risk that the existing conditions related to product returns will change.

	During the first nine months of 2009, net sales of skin care products accounted for 50.3% of consolidated net sales compared to 53.7% for the same period of 2008. Net sales of these products for that period were $5,442,400 in 2009 compared to $6,505,700 in 2008, a decrease of $1,063,300 or 16.3%. Our decrease in net sales of skin care was comprised of a decrease of $1,229,500 in sales of products for which we act as a distributor and an increase of $166,200 in our manufactured skin care product lines.

 	In the first nine months of 2008 we experienced introduction orders related to a line of products that were new to our line-up of distributed products as well as a promotional event that raised sales levels of another line of distributed products. These sales volumes were not achieved in 2009, and sales of Montagne Jeunesse sachets experienced a slight decrease in 2009, resulting in a comparative decline in sales during the first nine months of 2009 in distributed skin care products. Overall, net sales of our line-up of distributed products, including Montagne Jeunesse, totaled $2,520,100 in the first nine months of 2009 as compared to net sales of $3,749,600 in the same period of 2008, a decrease of $1,229,500 or 32.8%.

	Net sales of our Alpha Hydrox and other manufactured skin care products increased $166,200 or 6.0%, from $2,756,100 in the first nine months of 2008 to $2,922,300 for the same period of 2009. In the recent years preceding 2009, there had been a contraction in distribution of Alpha Hydrox products at drug stores and grocery chains, where retail support in the form of product returns, marketing co-op funds, coupon and promotion programs, damage claims and similar matters were expensive. With reduced levels of these expenses and with sales of Alpha Hydrox products now based in large part on our website, we appear to be experiencing stabilization of sales of these products.

	Sales of household products for the first nine of this year accounted for 49.7% of consolidated net sales compared to 46.3% for the same period in 2008. These products are comprised of Scott's Liquid Gold wood care products, Mold Control 500, Clean Screen, and Touch of Scent. During the nine months ended September 30, 2009 sales of household products were $5,377,300 as compared to $5,608,400 for the same period in 2008, a decrease of $231,100 or 4.1%. Sales of Scott's Liquid Gold products increased by $59,900 or 1.3%, in 2009 versus 2008, while Mold Control 500 sales decreased by $67,400 or 17.9%, and sales of Touch of Scent products decreased $223,600 or 30.9%, in the same comparative periods. The increase in sales of Scott's Liquid Gold products is attributable to the introduction of "Clean Screen," a surface cleaner for sensitive electronics including HDTV screens computer monitors and other such devices, offset in part by minor decreases in sales of the wood care products. The decrease in sales of Touch of Scent products is attributable primarily to the introduction in July of 2008 of a new line of air fresheners (Cube S cents) designed for use in small places such as office cubicles.
The Cube Scents line is being discontinued in 2009.

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

	We also believe that the introduction of successful new products, including line extensions of existing products, such as the wood wash and our mold remediation product, using the name "Scott's Liquid Gold", are important in our efforts to maintain or grow our revenue. We have introduced, in the first nine months of 2009 and with limited sales to date, "Clean Screen", a new household product under the Scott's Liquid Gold brand. In the fourth quarter of 2009 we expect to commence sales of dry shampoo products for which we will act as a distributor in the United States. Additionally, we regularly review possible additional products to sell through distribution agreements or to manufacture ourselves. To the extent that we manufacture a new product rather than purchase it from external parties, we are also benefited by the use of existing capacity in our facilities. The actual introduction of additional products, the timing of any additional introductions and any revenues realized from new products is uncertain.

	On a consolidated basis, cost of goods sold was $6,272,900 during the first nine months of 2009 compared to $6,957,600 for the same period of 2008, a decrease of $684,700 or 9.8%, against a sales decrease of 10.7%. As a percentage of consolidated net sales, cost of goods sold was 58.0% in 2009 versus 57.4% in 2008, an increase of about 1.0%. With respect to our skin care products, the cost of goods sold deteriorated marginally in the first nine months of 2009, rising to 61.5% from 60.5% for the same period in 2008, because of pricing on some distributed products which have been discontinued from our line. Household products also experienced a rise in cost of goods sold from 53.9% for the first nine months in 2008 compared to 54.4% for the same period in 2009. This rise on household products is primarily reflective of the combined effects of the higher cost of oil carried over from 2008, the price increase on steel cans in 2009 and the impact of the clearance sales in 2009 of a line of aerosol air freshener product introduced in 2007.

              Operating Expenses, Interest Expense and Other Income

                                        Nine Months Ended      Percentage
                                           September 30,         Increase
                                       2009            2008     (Decrease)
                                   -----------    -----------   ----------
Operating Expenses
    Advertising                    $   245,500    $   276,000     (11.1%)
    Selling                          3,043,900      3,868,100     (21.3%)
    General & Administrative         1,858,200      2,168,700     (14.3%)
                                   -----------    -----------     ------
         Total operating expenses  $ 5,147,600    $ 6,312,800     (18.5%)
                                   ===========    ===========     ======

Interest and Other Income          $     7,200    $    19,300     (62.7%)
                                   ===========    ===========     ======

Interest Expense                   $   227,900    $   268,700     (15.2%)
                                   ===========    ===========     ======

	Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, decreased $1,165,200 in the first nine months of 2009, when compared to the first nine months of 2008. The various components of operating expenses are discussed below.

	Advertising expenses for the first nine months of 2009 were $245,500 compared to $276,000 for the comparable period of 2008, a decrease of $30,500 or 11.1%. This decrease reflects a reduction in the amount of television advertising spots purchased in 2009 as compared to 2008 and is part of our cost reduction efforts.

	Selling expenses for the first nine months of 2009 were $3,043,900 compared to $3,868,100 for the comparable nine months of 2008, a decrease of $824,200 or 21.3%. This decrease was comprised of a decrease in salaries, fringe benefits and related travel expense of $361,800, primarily because of a decrease in personnel in 2009 versus 2008, a decrease in freight expenses of $197,100, a decrease in promotional selling expenses of $163,600, a decrease in commissions of $47,700, a decrease in insurance premiums of $59,800, and a net increase in other selling expenses of $5,800.

	General and administrative expenses for the first nine months of 2009 were $1,858,200 compared to $2,168,700 for the comparable period of 2008, a decrease of $310,500 or 14.3%. This decrease resulted primarily from a decrease in salaries, fringe benefits and related travel expense of $152,000, a decrease in professional fees and reporting costs of approximately $57,700, a decrease in insurance expense of $32,200, a decrease in postage and office supplies of $29,600, a decrease in utilities of $13,600, reduced depreciation expense of $15,400 and a net decrease in various other expense items totaling $10,000.

	Interest expense for the first nine months of 2009 was $227,900 and included $53,300 in collateral management fees incurred relative to the sale of accounts receivable invoices to Summit Financial Resources. Interest expense for the first nine months of 2008 was $268,700. The decrease in interest expense reflects the combined effect of a decrease in the outstanding mortgage liability during the nine months ended September 30, 2009 versus the same period in 2008 and the reduction in the interest rate in effect on that mortgage from 8.25% in 2008 to 5.0% effective beginning on June 28, 2008 and further reduced to 3.25% as of June 28, 2009. Interest income for the first nine months of 2009 was $7,200 compared to $19,300 for the same period of 2008, which consists of interest earned on our cash reserves in 2009 and 2008. Please see Note 1(g) to the unaudited Condensed Consolidated Financial Statements in this Report for information on the accounting for the sale of selected accounts receivable.

	During the first nine months of 2009 and of 2008, expenditures for research and development were not material (under 2% of revenues).

	In October of 2009, we entered into a long-term lease of the second floor of our five-story office building to an established subsidiary of an international company with rental receipts commencing in November 2009.

Three Months Ended September 30, 2009
Compared to Three Months Ended September 30, 2008

                       Comparative Net Sales

                              Three Months Ended September 30,
                          -----------------------------------------
                                                         Percentage
                                                          Increase
                              2009            2008       (Decrease)
                           -----------    -----------    ----------
Scott's Liquid Gold and
 other household products  $ 1,736,400    $ 1,538,000        12.9%
Touch of Scent                 136,600        370,700       (63.2%)
                           -----------    -----------       ------
  Total household products   1,873,000      1,908,700        (1.9%)
                           -----------    -----------       ------

Alpha Hydrox and
 other skin care             1,022,100        843,200        21.2%
Montagne Jeunesse and other
 distributed skin care         527,900      1,224,700       (56.9%)
                           -----------    -----------       ------
  Total skin care
   products                  1,550,000      2,067,900       (25.0%)
                           -----------    -----------       ------

     Total net sales       $ 3,423,000    $ 3,976,600       (13.9%)
                           ===========    ===========       ======

	Consolidated net sales for the third quarter of the current year were $3,423,000 versus $3,976,600 for the comparable quarter of 2008, a decrease of $553,600 or 13.9%. Average selling prices for the third quarter of 2009 were down by $220,400 over those of the comparable period of 2008. Average selling prices of household products were up by $20,600 reflecting while average selling prices of skin care products were down by $241,000 reflecting the discounting of distributed products (other than Montage Jeunesse) in 2009 tempered by a decrease in coupon usage in 2009 versus 2008. Co-op advertising, marketing funds, slotting fees and coupon expenses paid to retailers were subtracted from gross sales in accordance with current accounting policies totaling $207,500 in the third quarter of 2009 versus
$314,600 in the same period in 2008, a decrease of $107,100 or 34.0%. This decrease consisted of a decrease in coupon expenses of $87,100, a decrease in co-op advertising of $40,700, and an increase in slotting of $20,700.

	During the third quarter of 2009, net sales of skin care products accounted for 45.3% of consolidated net sales compared to 52.0% for the third quarter of 2008. Net sales of these products for those periods were $1,550,000 in 2009 compared to $2,076,300 in 2008, a decrease of $517,900 or 25.0%. Net sales of Montagne Jeunesse and other distributed skin care were approximately $527,900 in the third quarter of 2009 compared to $1,224,700 in the third quarter of 2008. This decrease was primarily a result of a decrease in sales of distributed products other than Montagne Jeunesse skin care in the third quarter of 2009 versus the third quarter of 2008.

	Net sales of our Alpha Hydrox and other manufactured skin care products rose $178,900 or 21.2%, from $843,200 in the third quarter of 2008 to $1,022,100 for the same period of 2009. In the recent years preceding 2009, there had been a contraction in distribution of Alpha Hydrox products at drug stores and grocery chains, where retail support in the form of product returns, marketing co-op funds, coupon and promotion programs, damage claims and similar matters were expensive. With reduced levels of these expenses and with sales of Alpha Hydrox products now based in large part on our website, we appear to be experiencing stabilization of sales of these products.

	Sales of household products for the third quarter of this year accounted for 54.7% of consolidated net sales compared to 48.0% for the same period of 2008. These products are comprised of Scott's Liquid Gold wood care products, Mold Control 500, Clean Screen, and Touch of Scent. During the third quarter of 2009, sales of household products were $1,873,000, as compared to sales of $1,908,700 for the same three months of 2008. Sales of Scott's Liquid Gold wood care and other household products were down by $35,700, a decrease of 1.9%. This decrease was due to a decline in sales of Touch of Scent of $234,100 offset by an increase in Scott's Liquid Gold wood care products of $192,700 and a $5,700 increase in sales of our Mold Control 500. The decline in sales of Touch of Scent is primarily the result of discontinuation in 2009 of the Cube Scent line originally introduced in July of 2008. The increase in sales of Scott's Liquid Gold products is attributable to the introduction of Clean Screen, offset in part by minor decreases in sales of the wood care products.

	On a consolidated basis, cost of goods sold was $2,023,800 during the third quarter of 2009 compared to $2,247,000 for the same period of 2008, a decrease $223,200 or 9.9%, on a sales decrease of 13.9%. As a percentage of consolidated net sales for the third quarter of 2009, cost of goods sold was 59.1% compared to 56.5% in 2008, an increase of 4.6%. This increase in cost of goods sold as a percentage of sales was due to the pricing on some distributed products which have been discontinued from our line.

            Operating Expenses, Interest Expense and Other Income

                                                                 Percentage
                                                                  Increase
                                        2009           2008      (Decrease)
                                    -----------    -----------   ----------
Operating Expenses
   Advertising                      $    94,900    $    67,800      40.0%
   Selling                            1,016,200      1,207,000     (15.8%)
   General & Administrative             615,200        638,900      (3.7%)
                                    -----------    -----------    ---------
        Total operating expenses    $ 1,726,300    $ 1,913,700      (9.8%)
                                    ===========    ===========    =========

Interest and Other Income           $     2,200    $     4,900     (55.1%)

Interest Expense                    $    70,300    $    63,500      10.7%

	Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, decreased $187,400 in the third quarter of 2009, when compared to the same period during 2008. The various components of operating expenses are discussed below.

	Advertising expenses for the third quarter of 2009 were $94,900 compared to $67,800 for the comparable quarter of 2008, an increase of $27,100 or 40.0%, resulting primarily from television media placements.

	Selling expenses for the three months ended September 30, 2009 were $1,016,200 compared to $1,207,000 for the comparable three months of 2008, a decrease of $190,800 or 15.8%. This decrease was comprised of a decrease in salaries, fringe benefits and related travel expense of $52,900 primarily because of a decrease in personnel in 2009 versus 2008, a decrease in freight expense of $68,800, a decrease in promotional selling expenses of $40,100, a decrease in commissions of $22,900, a decrease in insurance premiums of $24,300, and a net increase in other selling expenses of $18,200.

	General and administrative expenses for the third quarter of 2009 were $615,200 compared to $638,900 for the comparable period of 2008, a decrease of $23,700 or 3.7%. This decrease resulted primarily from reductions in salaries and benefits of approximately $45,00 as a result of layoffs in September 2008 and the retirement of the former Chief Financial Officer in January 2009 offset by various factors.
The overall reduction in general and administrative expenses also benefits from decreases in insurance, utilities, and depreciation expenses.

	Interest expense for the third quarter of 2009 was $70,300 and included $24,000 in collateral management fees incurred relative to the sale of accounts receivable invoices to Summit Financial Resources. Interest expense for the third quarter of 2008 was $63,500. The increase in interest expense reflects the combined effects of the financing costs associated with the sale of accounts receivable noted above offset in part by a decrease in the outstanding mortgage liability during the quarter ended September 30, 2009 versus the same period in 2008 and the reduction in the interest rate in effect on that mortgage from 5.0% in 2008 to 3.25% in 2009. Interest income for the three months ended September 30, 2009 was $2,200 compared to $4,900 for the same period of 2008.

	During the third quarter of 2009 and of 2008, expenditures for research and development were not material (under 2% of revenues).

Liquidity and Capital Resources

	Citywide Loan

	On June 28, 2006, we entered into a loan with a fifteen year amortization with Citywide Banks for $5,156,600 secured by the land, building and fixtures at our Denver, Colorado facilities. Interest on the bank loan (3.25% at September 30, 2009) is at the prime rate as published in The Wall Street Journal, adjusted annually each June. This loan requires 180 monthly payments of approximately $38,200. Monthly payments commenced on July 28, 2006. The loan agreement contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1. We may not declare any dividends that would result in a violation of either of these covenants. The foregoing requirements were met at the end of the first nine months of 2009.

	Financing Agreement

	On November 3, 2008, effective as of October 31, 2008, we entered into a financing agreement with an "asset-based" lender for the purpose of improving working capital. An amendment to this agreement was executed March 12, 2009 extending the initial anniversary date to March 12, 2010. The agreement provides for up to $1,200,000 and is secured primarily by accounts receivable, inventory, any lease in which we are a lessor, all investment property and guarantees by our active subsidiaries. Under the financing agreement, the lender will make loans at our request and in the lender's discretion (a) based on purchases of our Accounts by the lender, with recourse against us and an advance rate of 70% (or such other percentage determined by the lender in its discretion), and
(b) based on Acceptable Inventory not to exceed certain amounts, including an aggregate maximum of $250,000. The term of the agreement is one year, renewable for additional one-year terms unless either party provides written notice of non-renewal at least
60 days prior to the end of the current financing period. Advances under the agreement bear interest at a rate of 1% over the prime rate (as published in the Wall Street Journal) for the accounts receivable portion of the advances and 3% over the prime rate for the inventory portion of the borrowings. The prime rate (3.25% as of September 30, 2009) adjusts with changes to the rate. In addition there are collateral management fees of 0.28% for each 10-day period that an advance on an accounts receivable invoice remains outstanding and a 1.35% collateral management fee on the average monthly loan outstanding on the inventory portion of any advance. The agreement provides that no change in control concerning us or any of our active subsidiaries shall occur except with the prior written consent of the lender. Events of default include, but are not limited to, the failure to make a payment when due or a default occurring on any indebtedness of ours.
See Note 1(g) regarding the accounting treatment of funds obtained under this agreement.

	Liquidity

	During the first nine months of 2009 our working capital decreased by $600,200, and concomitantly, our current ratio (current assets divided by current liabilities) decreased from 1.6:1 at December 31, 2008 to 1.4:1 at September 30, 2009. This decrease in working capital is attributable to a net loss in the first nine months of 2009 of $821,500 and a reduction in long-term debt of $256,100, offset by depreciation and amortization in excess of capital additions of $402,500, stock option grants of $58,100 and shares issued to the ESOP valued at $17,000.

	At September 30, 2009, trade and other receivables were $262,300 versus $570,300 at the end of 2008 largely because a greater share of accounts receivable invoices had been sold as of September 30, 2009 as compared to December 31, 2008 (see Note 1(g)). As a result of the accounting treatment relative to the sale of accounts receivable as discussed in Note 1(g), we have, within the Consolidated Statement of Cash Flows for the nine months ended September 30, 2009, separately reflected the proceeds of $3,838,600 from such sales and have concurrently excluded said proceeds from the "change in trade and other receivables." Accounts payable, accrued payroll and other accrued expenses increased by $164,000.
At September 30, 2009 inventories were $12,600 less than at December 31, 2008. Prepaid expenses increased from the end of 2008 by $72,600.

	We have no significant capital expenditures planned for 2009.

	As a result of the foregoing, we expect that our available cash along with borrowing available under the Summit Financial Resources agreement will be sufficient to supplement our projected negative cash flow from operations such that we will be able to fund the twelve months' cash requirements ending September 30, 2010.

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

	In order to improve our liquidity and our operating results, we will also continue to pursue the following steps: the sale or lease of all or a portion of our real estate which we have listed with a real estate firm, efforts to improve revenues, a further possible reduction in our fixed operating expense, if needed, and potentially the addition of external financing. As indicated above, in October 2009 we entered into a long-term lease of the second floor of our five-story office building to an established subsidiary of an international company. Our officers and employees now occupy three other floors of the office building.

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

Item 3.	Not applicable.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

	As of September 30, 2009, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2009.

	Changes in Internal Control over Financial Reporting

	There was no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

       			SCOTT'S LIQUID GOLD-INC.

November 13, 2009		BY:  /s/ Mark E. Goldstein
    Date 			     --------------------------------------
				     Mark E. Goldstein
				     President and Chief Executive Officer

November 13, 2009		BY:  /s/ Brian L. Boberick
    Date			     --------------------------------------
				     Brian L. Boberick
				     Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.       Document

31.1              Rule 13a-14(a) Certification of the Chief Executive
                   Officer
31.2              Rule 13a-14(a) Certification of the Chief Financial
                   Officer
32.1              Section 1350 Certification