Form 10-K
period 2009-12-31
SCOTTS LIQUID GOLD INC
filed 2010-03-31
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)     ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the issuer, assuming directors are affiliates, was $2,353,945 on June 30, 2009.

As of March 26, 2010, there were 10,795,000 shares of common stock, $0.10 par value per share, outstanding.

The following documents are incorporated by reference: The Registrant’s definitive Proxy Statement for the Annual Meeting of shareholders scheduled to be held on May 13, 2010, is incorporated by reference in Part III.

i

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

Our household products consist of (a) Scott’s Liquid Gold® for wood, a wood preservative and cleaner, sold nationally for over 30 years; (b) a wood wash and wood wipes under the name of Scott’s Liquid Gold; (c) Scott’s Liquid Gold Mold Control 500, a consumer product that helps rid homes of mold; (d) Touch of Scent®, an aerosol room air freshener; and (e) Clean Screen, a surface cleaner for sensitive electronics introduced in 2009. In early 1992, we entered into the skin care business through our subsidiary, Neoteric Cosmetics, Inc. Our skin care products consist primarily of Alpha Hydrox® products and our Neoteric Diabetic product. In addition to manufacturing the aforementioned skin care products, we further act as the distributor in the United States for other beauty, bath and hair care products manufactured by Montagne Jeunesse, Vivalis Limited (Batiste dry shampoo), COSMEX International (Davinci & Moosehead men’s grooming products), Baylis & Harding, and Keyline Brands.

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

Strategy

Our strategy is to manufacture and market high quality consumer products which are distinct within each category in which we compete. Scott’s Liquid Gold for wood distinguishes itself from competing products as a wood cleaner and preservative, not simply a polish. Mold Control 500 is based on technology developed and patented by a national laboratory. Touch of Scent offers a convenience because it does not require shaking before use and it can be activated by an attractive dispenser which may be mounted on any hard, smooth surface. Clean Screen is an affordable product designed exclusively for today’s new sensitive electronics including HDTV screens, flat-screen laptop and computer monitors, intelligent phones, navigation screens and other such devices. With respect to our line of skin care products, Alpha Hydrox was one of the first alpha hydroxy acid skin care products sold to retailers for resale to the public at affordable prices. In 1998, we added a retinol product to our skin care line. In the first half of 1999, we introduced Neoteric Diabetic Skin Care®. Since 2001, we have sold Montagne Jeunesse sachets which are reasonably priced and designed for single use by the consumer. We will continue to examine other possible new products which we believe may fit well with our expertise and financial capabilities. We have introduced other new products or variants of products in subsequent years.

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

Our goal for 2010 is to resume sales growth and attain profitability. To achieve these goals, we will continue to work on expanding the retail presence of products manufactured by others for whom we act as a distributor, as well as expanding the distribution of our Alpha Hydrox and other skin care products, our household products (Scott’s Liquid Gold for wood and our mold remediation product Mold Control 500) and introducing at least one new product within our product lines. Further, we will also consider the development of new niche products, remain open to manufacturing private label products for others and explore the possibility of joint ventures and other projects which would utilize our manufacturing or marketing capabilities.

Products

Scott’s Liquid Gold for wood, a wood cleaner and preservative, has been our core product since our inception. It has been popular throughout the U.S. for over forty years. Scott’s Liquid Gold for wood, when applied to wood surfaces such as furniture, paneling, kitchen cabinets, outside stained doors and decking, penetrates microscopic pores in the surface and lubricates beneath, restoring moisture and, at the same time, minimizes the appearance of scratches, darkening the wood slightly. Scott’s Liquid Gold preserves wood’s natural complexion and beauty without wax. In May 2004, we commenced the introduction of an additional wood care product in a wipe form; and, in the second quarter of 2005 we introduced a wood wash product, both under the Scott’s Liquid Gold product line.

During the second quarter of 2006 we began the introduction of our mold remediation product “Mold Control 500”. Scott’s Liquid Gold Mold Control 500 is an advanced restoration, remediation and antibacterial disinfectant system designed for consumer use on mildew, fungus, mold and fungal spores.

During the first quarter of 2009 we introduced “Clean Screen” an affordable cleaner for sensitive electronics such as flat-screen televisions and computer monitors, smart phones, GPS devices, and more. We introduced a line extension of this product in 2010 referenced as “Little Clean Screen”.

In 1982, we added the room air freshener Touch of Scent to our line of household products. Touch of Scent, available in many fragrances, is intended to be used in conjunction with a decorative dispenser which can be mounted on any hard surface and into which the consumer inserts an aerosol refill unit. At a touch, the dispenser propels the fragrance from a refill unit into the air.

Household products accounted for 50.6% of our consolidated net sales in 2009 and 45.8% in 2008.

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

In April of 2001, we made our first sale of skin care sachets under a distributorship agreement with Montagne Jeunesse. Our agreement covers sales in the United States. Montagne Jeunesse is a trading division of Medical Express (UK) Ltd., a company located in England. Montagne Jeunesse sachet products are currently sold in over 70 countries around the world. Examples of the Montagne Jeunesse products are a facial scrub, face masks, and a cream for feet. A significant portion of our sales are generated through the distribution of the Montagne Jeunesse products and, therefore, are dependent on the agreement under which they are purchased by us. See “Manufacturing and Suppliers” below.

Other products distributed in the United States by us as of December 31, 2009 are Batiste dry shampoo in aerosol form for mass merchandise, drug and grocery stores (introduced in the fourth quarter of 2009), and bath, body and hair care products of both Keyline and Baylis & Harding (introduced in 2007). Sales of distributed products other than Montagne Jeunesse products were less than 5% of annual net sales in the year ended December 31, 2009.

Through our research and development group, we continually consider and evaluate possible new products to be manufactured or sold by us. Generally these products involve household products or skin care products. However, the Company will also consider consumer products in other areas.

Marketing and Distribution

Our products in general are sold nationally, directly and through independent brokers, to mass marketers, drugstores, supermarkets, and other retail outlets and to wholesale distributors. In 2009 and 2008, Wal-Mart Stores, Inc. (“Wal-Mart”) accounted for approximately 34% and 32% of our sales of household products. With regard to our skin care products, Wal-Mart accounted for approximately 21% of 2009 sales (28% in 2008). Wal-Mart accounted for approximately 27% and 30% of the combined sales of household products and skin care products in 2009 and 2008, respectively. No long-term contracts exist between us and Wal-Mart or any other customer. We permit returns of our products by our customers, a common industry practice. A practice of certain retailers has been to return products that have either been discontinued or not sold after a period of time. We subtract any returns from gross sales in determining our net sales and provide a reserve for such returns which is netted against accounts receivable and gross sales on our financial statements.

We also use our websites for sales of our products. Such sales are approximately 9% of total net sales and continue to show growth year over year.

During the years 2001 through 2004, and again in 2006, 2007 and 2008, we experienced a decrease in the distribution of the Alpha Hydrox products as a result of slowing sales. In 2005, we introduced four new items in our Alpha Hydrox line of cosmetics, which resulted in some increased distribution by selling those products to retail store chains not carrying any of our other Alpha Hydrox products. As a result of decreased sales and our efforts to manage marketing costs, the distribution of Alpha Hydrox is limited to certain retail chains and the Company’s websites. If sales of one of our products continue to decline, other retail stores, including potentially Wal-Mart, may discontinue the product. The level of advertising for our products is constrained by our size and financial resources. Any significant decrease in the distribution of skin care products or Scott’s Liquid Gold products at retail stores could have a material adverse effect on our sales and operating results.

Our Scott’s Liquid Gold wood care products, Mold Control 500 product, and Alpha Hydrox products have been advertised nationally on network television, on cable television, and, at times, in print media. Expenditures for these purposes in 2009 and 2008 were a small amount relative to net sales and these expenditures in prior years. To date, we have not used television advertising for the Montagne Jeunesse products. We periodically review our advertising plans and may revise planned advertising expenditures based upon actual sales results and competitive conditions.

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

Our household (except for the Mold Control 500 product) and skin care products are available in limited distribution in Canada and other foreign countries. Please see Note 8, Segment Information, to the Consolidated Financial Statements for information regarding sales in foreign countries. Currently, foreign sales are made to distributors who are responsible for the marketing of the products, and we are paid for these products in United States currency.

Manufacturing and Suppliers

We own and operate our manufacturing facilities and equipment. With the exception of the products mentioned below, we manufacture all of our products, maintaining a high quality standard. Products manufactured by others include those products for which we act as distributor in the United States, our wood wipes, our Mold Control 500 product, and Little Clean Screen. We fill and package our Mold Control 500 product at our facilities. For all of our products, we must maintain sufficient inventories to ship most orders as they are received. We also manufacture the plastic over-caps for our household products in addition to a plastic dispensing unit for Touch of Scent.

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

The principal and controlling owner of Montagne Jeunesse, Gregory Butcher, owned beneficially, to the best of our knowledge, during 2005 more than 5% of our outstanding common stock; to the best of our knowledge, at January 31, 2010, he owned beneficially less than 5.0% of our outstanding common stock.

On April 4, 2006, we entered into a Product Development, Production and Marketing Agreement with Modec, Inc., a Colorado corporation. Pursuant to this Agreement, we purchase from Modec a product for the treatment of mold; we sell this product as Mold Control 500. We fill and package the product at our facilities and market the product to retail stores in North America. The Agreement provides us with a license for this purpose. We are required to use our commercially reasonable efforts to develop a consumer market for the product in the territory. The initial term of the Agreement was until December 31, 2007, which is automatically renewed for successive one-year terms and was thereby renewed on December 31, 2008 and December 31, 2009.

Competition

Our business is highly competitive in both household and skin care products. The wood care, air freshener, and mold treatment product categories are dominated by three to five companies significantly larger than us, each of which produce several products. Irrespective of the foregoing, we maintain a visible position in the wood care category, but do not have sufficient information to make an accurate representation as to the market share of our products. Over the last several years, sales of our air freshener fell off significantly.

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

In July 1997, because of questions raised earlier by the FDA and as requested by the FDA, the Cosmetic Ingredient Review Expert Panel(“CIR”) sponsored by the cosmetic industry issued a report concerning the safety of alpha hydroxy acids. The final report, among other things, concluded that glycolic acid(the type of alpha hydroxy acid that we currently use) is safe for use at concentrations of up to 10%, with a pH level of no less than 3.5 and when directions for use includes the daily use of sun protection. In January 2005, the FDA issued a final guidance to the effect that products containing AHA’s should alert users that those products may increase skin sensitivity to sun and possible sunburn and the steps to avoid such consequences. All of our labeling reflects this guidance.

Since 2003, the FDA’s National Center for Toxicological Research has been investigating the effect of long term exposure to AHAs. Further, on December 31, 2003, the FDA published a call for data on certain ingredients in various products, including AHAs that are part of wrinkle remover products. Manufacturers were asked to submit any data supporting the reclassification of these cosmetic products as over-the-counter drugs. On October 27, 2008, FDA published a set of Q&As that dealt with both issues. With respect to the drug/cosmetic issue, FDA restated its traditional position that certain AHA products intended for therapeutic use, such as acne treatments or skin lighteners, are considered drugs. Other AHA products, including those marketed by Neoteric, are considered cosmetics. The Q&A also reported on the results of two studies on the issue of skin damage caused by UV rays, and the potential photocarcinogenicity of the AHA product. The studies concluded that applying AHAs to the skin resulted in increasing UV sensitivity, but that the effect was completely reversible. In addition another study on potential photocarcinogenesis found that AHAs had no effect on the process. Accordingly, Neoteric is lawfully marketing its products as cosmetics, and the labeling fully complies with FDA’s guidance.

Our advertising is subject to regulation under the Federal Trade Commission Act and related regulations, which prohibit false and misleading claims in advertising. Our labeling and promotional materials are believed to be in full compliance with applicable regulations.

Many chemicals used in consumer products, some of which are used in several of our product formulations, have come under scrutiny by various state governments and the Congress of the United States in connection with clean air laws. These chemicals are volatile organic compounds (VOCs) that are contained in various categories of consumer products. As a result of these VOC regulations, it has been necessary for us to reformulate some of our products over the years, such as Touch of Scent, Scott’s Liquid Gold Aerosol and Pourable, to conform to certain limits set by the California Air Resources Board (CARB), other states and the Environmental Protection Agency. Our household chemical products currently meet the most stringent VOC regulations. CARB, in 2007, adopted changes to California’s consumer product regulations that reduced VOC limits for Scott’s Liquid Gold pourable formula from 7% to 4%, effective December 31, 2008. This product was re-formulated to meet that limit. The Scott’s Liquid Gold wood products now fall under the Wood Cleaner category, rather than Furniture Maintenance, which has a slightly lower VOC limit (Furniture Maintenance VOC limit is 3%).

The CARB regulations concerning VOC content are relevant to our household products, and one of the skin care products will be affected by new limits under CARB. CARB had originally proposed a VOC limit of 10% on skin astringent/toners which are not regulated by the FDA. The approved limit, effective December 31, 2010, is 35%. We currently meet this limit.

Any new or revised regulations of CARB could apply to our products and could potentially require additional reformulation of those products. We continue to monitor all environmental regulatory activities.

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

A group of twelve northeastern states and the District of Columbia collectively drafted the Ozone Transport Commission (OTC) Model Consumer Products Rule in 2001, which is a model that members may choose to adopt and which has standards that are substantially the same as the CARB consumer product VOC regulations. More than a majority of the OTC members have adopted the model rule. In 2006, the OTC finalized a new model consumer products rule with an effective date of January 1, 2009. More than a majority of OTC states have adopted the 2006 rule. Scott’s Liquid Gold products are not affected by the changes in this new model rule. The OTC considers CARB Consumer Products VOC regulations and we continue to monitor the regulatory activities in these states.

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

Employees

We employ 65 persons (compared to 66 persons at the end of 2008), 33 in plant and production related functions and 32 in administrative, sales and advertising functions. No contracts exist between us and any union. We monitor wage and salary rates in the Rocky Mountain area and pursue a policy of providing competitive compensation to our employees. The compensation of our executive officers is under the review of the Compensation Committee of our Board of Directors. Fringe benefits for our employees include medical, vision and dental plans, short-term disability, life insurance, a 401(k) plan with matching contributions for lower paid employees (those earning $35,000 or less per annum), an employee stock ownership (ESOP) plan, and a profit sharing plan. We consider our employee relations to be satisfactory.

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

Because we are dependent on our operating cash flow, any loss of a significant customer, any further decreases in the distribution of our skin care or household products, new competitive products affecting sales levels of our products or any significant expense not included in our internal budget could result in the need to raise cash. The financing agreement with Summit Financial Resources has a term of one year ending March 12, 2010 and which automatically renews for successive one year terms unless either party provides written notice of non-renewal at least 60 days prior to the end of a one-year financing period. Neither party sent such a notice of non-renewal, and therefore the term of the financing agreement has automatically been extended to March 12, 2011. Except for the existing bank debt and the Summit Financial Resources agreement, we have no arrangements for an external financing of debt or equity, and we are not certain whether any such financing would be available on acceptable terms. We have a negative cash flow after taking into account payments of principal and interest on our long-term bank loan. In order to improve our operating cash flow, we need to achieve profitability, and/or further change our costs.

Sale or lease of our real estate is uncertain.

We continue to pursue a sale or lease of all or part of our real estate. The purpose of a sale would be to reduce our fixed costs and to repay bank debt of approximately $4.35 million at December 31, 2009 secured by the real estate. Our ability to complete a sale of the real estate is uncertain and may have been affected by a downturn in the commercial real estate market in the Denver, Colorado area. The purpose of any leases would be to provide additional cash flow for operations and/or to service the aforementioned bank debt. Effective November 1, 2009, we signed (as lessor) a five-year lease with an unrelated, third party for a full-floor of our office building.

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

Our primary market is retail stores in the United States which sell to consumers or end users in the mass market. Consumer preferences can change rapidly and are affected by new competitive products. This situation is true for both skin care and household products and has affected our established products, most significantly our earlier established Alpha Hydrox products. For example, in the skin care area, we believe that our products with AHAs are effective in diminishing fine lines and wrinkles, but consumers may change permanently or temporarily to other products using other technologies or otherwise viewed as “new.” Any changes in consumer preferences can materially affect the sales and distribution of our products and thereby our revenues and results of operations.

In both skin care and household products, we compete every day against the largest consumer product companies in the United States.

Our large competitors regularly introduce new products and spend considerably more than we do on advertising, particularly television advertising. The distribution of our product and sales can be adversely impacted by the actions of our competitors.

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

Sales of our Alpha Hydrox products, Scott’s Liquid Gold for wood and Touch of Scent have declined in recent years. In order to address these declines, we have introduced new products, including Montagne Jeunesse sachets in 2001, the wood wipe and wood wash products in 2004 and 2005, our new Alpha Hydrox products in 2005, a value priced Alpha Hydrox White line in 2007, “Mold Control 500” in 2006, air freshener products in 2007 and 2008, and in 2009 our product “Clean Screen”. We plan the introduction of at least one additional product. If we are not successful in making ongoing sales of our newer products to retail store chains or these products are not well received by consumers, our revenues could be materially and adversely affected.

A loss of one or more of our major customers could have a material adverse effect on our product sales.

For more than a majority of our sales, we are dependent upon sales to major customers, including Wal-Mart, which is our largest customer. The easy access of consumers to our products is dependent upon major retail stores and other retail stores carrying our products. The willingness of these customers (i.e., retail stores) to carry any of our products depends on various matters, including the level of sales of the product at the stores. Any declines in sales of a product to consumers can result in the loss of retail stores as our customers and the corresponding decreases in the distribution of the product. It is uncertain whether the consumer base served by these stores would purchase our products at other retail outlets. In the past, sales of our products have been affected by retail store chains which discontinue a product or carry the product in a lesser number of stores.

A significant part of our sales of skin care products are represented by the Montagne Jeunesse products which depend upon the continuation of our distributorship agreement with Montagne Jeunesse.

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

We face the risk that raw materials for our products may not be available or that costs for these materials will increase, thereby affecting either our ability to manufacture the products or our gross margin on the products.

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

In our industry, retail customers may be given authorization by the Company to return products. These returns result in refunds, a reduction of our revenues and usually the need to dispose of the resulting inventory at discounted prices. Accordingly, the level of returns can significantly impact our revenues and cash flow. See information about returns in Note 12 to our Consolidated Financial Statements in this Report and “Results of Operations” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our facilities, located in Denver, Colorado, are currently comprised of three connected buildings and a parking garage (approximately 261,100 square feet in total) and about 16.2 acres of land, of which approximately 6 acres are available for future sale. These buildings range in age from approximately 12 to 37 years (126,600 square feet having been added in 1995 and 1996). The Denver facility houses our corporate headquarters and all of our operations, and serves as one of several distribution points. We believe that our current space will provide capacity for growth for the foreseeable future. All of our land and buildings serve as collateral under a deed of trust for a $5.2 million bank loan ($4.35 million at December 31, 2009) consummated by us on June 26, 2006.

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

In October of 2009, we entered into a long-term lease of the second floor of our five-story office building to an established subsidiary of an international company with rental receipts that commenced in November 2009.

Item 3.	Legal Proceedings.

Wayne Taylor, et al. v. The Sherwin-Williams Companies, et al.

The Company was served with a complaint February 25, 2009, naming it as a defendant in this personal injury action filed in the Superior Court of New Jersey, Camden County. Plaintiffs Wayne Taylor and Leslie Taylor, his wife, claim that Mr. Taylor has contracted Acute Myelogenous Leukemia (AML) as a result of work related exposure to benzene and that the Company is one of a minimum 15 co-defendant product manufacturers which used benzene in products sold to Mr. Taylor or his employers and used by Mr. Taylor in his work. Plaintiffs allege exposure to defendants’ products containing benzene and that the exposure caused personal injuries, including AML. Fifty “John Doe” corporations are asserted to be similarly liable. Claims are asserted against all defendants for negligence, breach of warranty, consumer fraud, intentional tort and loss of consortium. The plaintiffs ask for compensatory damages, treble damages under a New Jersey consumer law, interest, costs of the lawsuit and attorneys fees, all in an unspecified amount. The Company has not accrued any liability for these claims at this time.

The extent of the defense and indemnity obligations of its product liability insurers is to be determined and is uncertain at this time. The Company has submitted the claim to its product liability insurers and believes that insurers will assume the defense of the claim and retain counsel accordingly. The Company believes that Mr. Taylor was not exposed to benzene as the result of use of the Company’s products and intends to vigorously defend the action. Although the Company is unable at this time to predict the outcome or to estimate the amount of a potential loss to the Company, if any, in this lawsuit, the Company’s management expects at this time that the Company will not incur any material liability in the lawsuit.

Item 4.	(Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

2009 Three Months Ended			2008 Three Months Ended
	High	Low		High	Low
March 31	$0.30	$0.12	March 31	$0.75	$0.43
June 30	$0.35	$0.12	June 30	$0.55	$0.35
September 30	$0.35	$0.17	September 30	$0.40	$0.27
December 31	$0.36	$0.16	December 31	$0.35	$0.11

Shareholders

As of March 3, 2010, we had approximately 917 shareholders of record.

Dividends

We did not pay any cash dividends during the two most recent fiscal years. No decision has been made as to future dividends. See “Management’s Discussion and Analysis or Plan of Operation – Liquidity and Capital Resources” for information concerning restrictions on dividends.

Other

Current stock quotes, our SEC filings, quarterly earnings and press releases can be found at: http://www.businesswire.com/cnn/slgd.htm.

Equity Plans

The following table provides, as of December 31, 2009, information regarding our equity compensation plans, which consist of the 1997, 1998, and 2005 Stock Option Plans. The 1997 and 1998 Plans have expired, but options under those Plans remain outstanding. We also have an Employee Stock Ownership Plan which invests only in our common stock, but which is not included in the table below.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,919,650	$0.59	515,350
Equity compensation plans not approved by security holders	—	—	—
Total	1,919,650	$0.59	515,350

Stock Purchases

We did not make any repurchases of our outstanding shares during the fourth quarter of 2009.

Stock Contributions

Pursuant to a board resolution on February 24, 2009, we issued and contributed 100,000 shares of our common stock to our Employee Stock Ownership Plan (the “Plan”). No consideration was paid by the Plan for these contributions. We believe that these contributions were not subject to the securities registration requirements of the Securities Act of 1933 because they did not involve a sale. The contributions of the shares to the Plan may also be exempt from such securities registration as a non-public offering under Section 4(2) of the Securities Act of 1933.

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

Revenue Recognition

Our revenue recognition policy is significant because the amount and timing of revenue is a key component of our results of operations. We follow guidance issued by the FASB, which requires that a strict series of criteria are met in order to recognize revenue related to product shipment. If these criteria are not met, the associated revenue is deferred until the criteria are met. Generally, these criteria are that there be an arrangement to sell the product, we have delivered the product in accordance with that arrangement, the sales price is determinable, and collectibility is probable.

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

Reserves for bad debts are recorded based on estimates by management including factors surrounding the credit risk of specific customers and historical trends. We have been exposed to potential losses on receivables due from specific customers that have suffered financial difficulties. We have provided reserves against certain receivables from such customers in addition to amounts related to unidentified losses. Those reserves are reduced as those accounts are settled or written off. In the event that actual losses differ from these estimates or there is an increase in exposure relating to sales to specific customers, results of future periods may be impacted. We believe our reserve is adequate to absorb any losses which may arise.

Income Taxes

As of December 31, 2009, we have net deferred income tax assets of approximately $3,440,700 which primarily relate to net operating loss carryforwards, expenses that are not yet deductible for tax purposes and tax credit carryforwards, offset by deferred income tax liabilities for differences in the book and tax bases of property and equipment. The net deferred tax asset is fully reserved by a valuation allowance. The valuation allowance represents management’s determination that we will more likely than not be unable to realize the value of such assets due to the uncertainty of future profitability.

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

Long-Lived Assets

Please refer to Note 1(j) of our Consolidated Financial Statements as to our determination that there has been no impairment in the carrying values of our long-lived assets at December 31, 2009.

Recently Issued Accounting Pronouncements

Please see Note 1 (q) of our Consolidated Financial Statements.

Results of Operations

During 2009, we experienced a decrease in sales of both our Scott’s Liquid Gold household products and our Montagne Jeunesse line of skin care products and a slight increase in net sales of our line of Alpha Hydrox skin care products. Our net loss for 2009 was $1,197,600 versus a loss of $1,497,000 for 2008. The decrease in our loss for 2009 compared to 2008 results from a reduction in our operating costs and expenses which more than mitigated the decrease in sales and gross profit.

Summary of Results as a Percentage of Net Sales

	Year Ended December 31,
	2009	2008
Net sales
Scott’s Liquid Gold household products	50.6%	45.8%
Skin care products	49.4%	54.2%

Total net sales	100.0%	100.0%
Cost of sales	58.0%	56.9%

Gross profit	42.0%	43.1%
Other revenue	0.2%	0.2%

	42.2%	43.3%
Operating expenses	48.5%	50.6%
Interest expense	2.1%	2.1%

	50.6%	52.7%

Loss before income taxes	(8.4)%	(9.4)%

Our gross margins may not be comparable to those of other entities because some entities include all of the costs related to their distribution network in cost of sales and others, like us, exclude a portion of them (freight out to customers and nominal outside warehouse costs) from gross margin, including them instead in the selling expense line item. See Note 1(p), Operating Costs and Expenses Classification, to the Consolidated Financial Statements in this Report.

Year Ended December 31, 2009

Compared to Year Ended December 31, 2008

Comparative Net Sales

	2009	2008	Percentage Increase (Decrease)
Scott’s Liquid Gold and other household products	$6,540,000	$6,414,100	2.0%
Touch of Scent	633,200	880,000	(28.0)%

Total household products	7,173,200	7,294,100	(1.7)%

Alpha Hydrox and other skin care	3,798,100	3,848,000	(1.3)%
Montagne Jeunesse and other distributed skin care	3,207,500	4,769,700	(32.8)%

Total skin care products	7,005,600	8,617,700	(18.7)%

Total net sales	$14,178,800	$15,911,800	(10.9)%

Consolidated net sales for 2009 were $14,178,800 versus $15,911,800 for 2008, a decrease of $1,733,000 or about 10.9%. Average selling prices for 2009 were up by $185,000 over those of the comparable period of 2008, prices of household products being up by $107,600, and average selling prices of skin care products being up by $77,400. This increase was primarily due to fewer price promotions on selected products. Co-op advertising, marketing funds, slotting fees and coupon expenses (promotional allowances) paid to retailers were subtracted from gross sales in accordance with current accounting policies totaling $1,209,500 in 2009 versus $1,510,100 in 2008, a decrease of $300,600 or about 19.9%. This decrease consisted of a decrease in coupon expense of $133,900, a decrease in co-op marketing funds of $162,200 and a decrease in slotting fee expenses of $4,500.

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

From January 1, 2007 through December 31, 2009, our product returns (as a percentage of gross revenue) have averaged as follows: household products 0.4%, Montagne Jeunesse products 3.0%, and our Alpha Hydrox and other skin care products 3.8%. The level of returns as a percentage of gross revenue for the household products and Montagne Jeunesse products have remained fairly constant as a percentage of sales over that period while the Alpha Hydrox and other skin care products return levels have fluctuated. More recently, as our sales of the skin care products and number of retailers carrying the products have declined we have seen a decrease in returns as a percentage of gross revenues. The products returned in 2009 (indicated as a percentage of gross revenues) were: household products 0.7%, Montagne Jeunesse products 2.5%, and our Alpha Hydrox and other skin care products 1.9%. We are not aware of any industry trends, competitive product introductions or advertising campaigns at this time which would cause returns as a percentage of gross sales to be materially different for the current fiscal year than for the above averages. Furthermore, the Company’s management is not currently aware of any changes in customer relationships that we believe would adversely impact anticipated returns. However, we review our reserve for returns quarterly and we regularly face the risk that the existing conditions related to product returns will change.

During 2009, net sales of skin care products accounted for 49.4% of consolidated net sales compared to 54.2% for 2008. Net sales of these products for those periods were $7,005,600 in 2009 compared to $8,617,700 in 2008, a decrease of $1,612,100 or about 18.7%.

Net sales of Montagne Jeunesse and other distributed products were $3,207,500 in 2009 versus $4,769,700 in 2008, a decrease of $1,562,200 or 32.8%. This decrease in sales was experienced across most lines of distributed products other than the dry shampoo introduced in the fourth quarter of 2009. Montagne Jeunesse sales were impacted in 2009 primarily by our largest customer’s decision to substantially reduce the number of facings of this product for everyday business, as well as, the elimination of holiday display orders. Of similar impact to sales was the discontinuation in 2009 of the Davinci and Moosehead lines of men’s grooming products by major retailers.

Net sales of our Alpha Hydrox and other manufactured skin care products were $3,798,100 in 2009 versus $3,848,000 in 2008, a decrease of $49,900 or 1.3%. The decrease is the result of our decision to discontinue our business relationship with a retail chain where excessive retail support in the form of product returns, marketing co-op funds, coupon and promotion programs and damage claims had made such business unprofitable. While our net sales reflect a decline of $49,900, our gross profit on 2009 sales increased over that of 2008.

Sales of household products for 2009 accounted for 50.6% of consolidated net sales compared to 45.8% for the same period in 2008. These products are comprised of Scott’s Liquid Gold wood care products (Scott’s Liquid Gold for wood, a wood wash and wood wipes), mold remediation products, Clean Screen, and Touch of Scent products. During 2009 sales of household products were $7,173,200 as compared to $7,294,100 for the same period in 2008, a decrease of $120,900, or 1.7%. Sales of Scott’s Liquid Gold and other household products (including Mold Control 500 and Clean Screen) increased by $125,900 in 2009 or 2.0%. The increase in sales was favorably impacted by the introduction of Clean Screen in 2009 with sales of approximately $400,000 offset by decreases in sales of Mold Control 500 and other Scott’s Liquid Gold products. Sales of air fresheners were down by $246,800 or 28.0%, primarily due to the discontinuation in 2009 of Cube Scents which had been introduced in the third quarter of 2008.

As sales of a consumer product decline, there is the risk that retail stores will stop carrying the product. The loss of any significant customer for any skin care products, “Scott’s Liquid Gold” wood care or mold remediation products, could have a significant adverse impact on our revenues and operating results.

We also believe that the introduction of successful new products, including line extensions of existing products, such as the wood wash and our mold remediation product, using the name “Scott’s Liquid Gold”, are important in our efforts to maintain or grow our revenue. Late in the fourth quarter of 2006, we introduced two new items within our Alpha Hydrox cosmetic line of products. Late in the fourth quarter of 2007, we introduced new items within the Moosehead Men’s grooming products and also products of Baylis & Harding. In early 2008, we introduced bath, body and hair care products manufactured by Keyline Brands. We introduced “Clean Screen” in the first quarter of 2009, a new household product under the Scott’s Liquid Gold brand which is designed for use in cleaning the screens of today’s sensitive electronics including televisions, computer monitors and more. Additionally, we regularly review possible additional products to sell through distribution agreements or to manufacture ourselves. To the extent that we manufacture a new product rather than purchase it from external parties, we are also benefited by the use of existing capacity in our facilities. The actual introduction of additional products, the timing of any additional introductions and any revenues realized from new products is uncertain.

On a consolidated basis, cost of goods sold was $8,220,100 for 2009 compared to $9,048,300 for 2008, a decrease of $828,200 or 9.2%, on a sales decrease of 10.9%. As a percentage of consolidated net sales, cost of goods sold was 58.0% in 2009 versus 56.9% in 2008. The cost of goods reflects the combined result of an increase in raw material costs (primarily steel cans), the sale of discontinued products at below our cost of approximately $300,000, and the decrease in sales promotion expenses which increased our revenues and thus affected our margins. We have seen some softening in steel can prices, beginning in the first quarter of 2010.

Operating Expenses, Interest Expense and Other Income

	2009	2008	Percentage Increase (Decrease)
Operating Expenses
Advertising	$369,000	$345,300	6.9%
Selling	4,030,800	4,943,100	(18.5)%
General & Administrative	2,478,300	2,760,500	(10.2)%

Total operating expenses	$6,878,100	$8,048,900	(14.5)%

Interest and Other Income	$28,300	$23,000	23.0%

Interest Expense	$306,500	$334,600	(8.4)%

Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, decreased $1,170,800 in 2009, when compared to 2008. The various components of operating expenses are discussed below.

Advertising expenses for 2009 were $369,000 compared to $345,300 for the comparable period of 2008, an increase of $23,700 or 6.9%. As in prior years, we have limited advertising as part of our cost reduction efforts.

Selling expenses for 2009 were $4,030,800 compared to $4,943,100 for 2008, a decrease of $912,300 or 18.5%. That decrease was comprised of a decrease in salaries, fringe benefits and related travel expense of $389,900 primarily because of a decrease in personnel in 2009 versus 2008, a decrease in freight expenses of $264,500 largely resulting from declining fuel prices and the utilization of a third-party logistics firm, a decrease in promotional selling expenses of $175,800 related to reduced sales of Montagne Jeunesse holiday displays, a decrease in commissions’ of $55,100, a decrease in insurance premiums of $61,600, a decrease in utility costs of $7,300, an increase of $53,400 in programs and expenses associated with our online consumer sales efforts and a net decrease in other selling expenses, none of which by itself is significant, of $11,500.

General and administrative expenses for 2009 were $2,478,300 compared to $2,760,500 for 2008, a decrease of $282,200 or 10.2%. That decrease resulted primarily from a decrease in salaries, fringe benefits and related travel expense of $182,600 associated with a reduction in personnel, a decrease in professional fees and reporting costs of $45,400, a decrease in postage and office supplies of $26,300, a decrease in utility costs of $15,200, a decrease in insurance expense of $6,700, and a net decrease in various other expense items of $6,000.

Interest expense for 2009 was $306,500 and included $79,000 in collateral management fees incurred relative to the sale of accounts receivable invoices to Summit Financial Resources. Interest expense for 2008 was $334,600. The decrease in interest expense reflects the combined effect of a decrease in the outstanding mortgage liability during 2009 versus 2008 and the reduction in the interest rate in effect on that mortgage from 8.25% in 2008, to 5.0% effective beginning on June 28, 2008 and further reduced to 3.25% as of June 28, 2009.

Interest and other income in 2009 of $28,300 included $19,300 of net rental receipts and $9,000 in interest earned on our cash reserves as compared to $23,000 in interest earned on our cash reserves in 2008.

During 2009 and 2008, expenditures for research and development were not material (under 2% of revenues).

Liquidity and Capital Resources

Citywide Loan

On June 28, 2006, we entered into a loan with a fifteen year amortization with Citywide Banks for $5,156,600 secured by the land, building and fixtures at our Denver, Colorado facilities. Interest on the bank loan (3.25% at December 31, 2009) is at the prime rate as published in The Wall Street Journal, adjusted annually each June. This loan requires 180 monthly payments of approximately $38,200. Monthly payments commenced on July 28, 2006. The loan agreement contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1, the aforementioned ratios to be calculated in accordance with U.S. generally accepted accounting principles. We may not declare any dividends that would result in a violation of either of these covenants. Affirmative covenants in the loan agreement concern, among other things, compliance in all material respects with applicable laws and regulations and compliance with our agreements with other parties which materially affect our financial condition. Negative covenants require that we not do any of the following, among other things, without the consent of the Bank: Sell, lease or grant a security interest in assets; engage in any business activity substantially different than those in which we are presently engaged; sell assets out of the ordinary course of business; or purchase another entity or an interest in another entity. The foregoing requirements were met at the end of 2009.

Financing Agreement

On November 3, 2008, effective as of October 31, 2008, we entered into a financing agreement with an “asset-based” lender for the purpose of improving working capital. An amendment to this agreement was executed March 12, 2009 extending the initial anniversary date to March 12, 2010. The agreement provides for up to $1,200,000 and is secured primarily by accounts receivable, inventory, any lease in which we are a lessor, all investment property and guarantees by our active subsidiaries. Under the financing agreement, the lender will make loans at our request and in the lender’s discretion (a) based on purchases of our Accounts by the lender, with recourse against us and an advance rate of 70% (or such other percentage determined by the lender in its discretion), and (b) based on Acceptable Inventory not to exceed certain amounts, including an aggregate maximum of $250,000. The term of the agreement is one year, renewable automatically for additional one-year terms unless either party provides written notice of non-renewal at least 60 days prior to the end of the current financing period. Neither party sent such a notice of non-renewal, and therefore the term of the financing agreement has automatically been extended to March 12, 2011. Advances under the agreement bear interest at a rate of 1% over the prime rate (as published in the Wall Street Journal) for the accounts receivable portion of the advances and 3% over the prime rate for the inventory portion of the borrowings. The prime rate (3.25% as of December 31, 2009) adjusts with changes to the rate. In addition there are collateral management fees of 0.28% for each 10-day period that an advance on an accounts receivable invoice remains outstanding and a 1.35% collateral management fee on the average monthly loan outstanding on the inventory portion of any advance. The agreement provides that no change in control concerning us or any of our active subsidiaries shall occur except with the prior written consent of the lender. Events of default include, but are not limited to, the failure to make a payment when due or a default occurring on any indebtedness of ours. See Note 1(f) regarding the accounting treatment of funds obtained under this agreement.

Liquidity

During 2009, our working capital decreased by $971,300, and concomitantly, our current ratio (current assets divided by current liabilities) decreased from 1.6:1 at December 31, 2008 to 1.3:1 at December 31, 2009. This decrease in working capital is attributable to a net loss in 2009 of $1,197,600, reduction in long-term debt of $337,000, offset by depreciation and amortization in excess of capital additions of $468,900, the granting of stock options valued at $77,600, the issuance of stock to the Employee Stock Option Plan totaling $17,000, and the unrealized loss on investment securities of $200, the latter three items requiring no outlay of cash.

At December 31, 2009, trade and other receivables were $314,400 versus $570,300 at the end of 2008. This decrease of $255,900 is largely due to the increase in the volume of accounts receivable invoices which had been factored as of December 31, 2009. Accounts payable decreased from the end of 2008 through the end of 2009 by $238,900 corresponding primarily with the decrease and timing of purchases of inventory over that period. At December 31, 2009 inventories were $769,900 less than at December 31, 2008, primarily due to a decrease in Montagne Jeunesse and other distributed products as purchases in 2009 were reduced in concert with the lack of holiday display promotions in 2008 and 2009. Prepaid expenses increased from the end of 2008 by $21,600 primarily due to real estate brokerage fees which will be amortized in 2010 against rental receipts to be received over that same period.

In spite of the continuing weak economy in the United States, taking into account two new products introduced in the last half of 2009 and the introduction of a line extension in 2010, our management expects net sales in 2010 will be on par, if not surpass net sales in 2009, a reversal to the trend of the past few years.

Our management also expects that the cost of goods will remain reasonably stable in 2010 compared to 2009. Contributing to significant cost increases in recent years have been the rising costs of steel cans and oils used in our Scott’s Liquid Gold for wood products. Oil costs were down significantly in 2009 from 2008, however, it is not possible to predict how stable or volatile oil prices will be in 2010. Management was successful in negotiating better prices on our steel cans for 2010 over 2009 prices. Freight costs in 2009 were down over 2008 in combination with declining fuel prices and contracting with a third party logistics firm. Whether or not such freight savings can be replicated in 2010 is greatly dependent upon the price of oil and fuel in the global markets. We continued our efforts from 2008 into 2009 to reduce operating costs through the elimination or consolidation of staffing and other resources, thus we expect that operating costs in 2010 to remain about the same as in 2009. The existing and any new lease by the Company of space in its office building will increase other income and improve cash flow.

As indicated above, we have in place a financing agreement, for working capital, with Summit Financial Resources, an asset-based lender. The agreement is for up to $1.2 million and is expected to provide working capital which may be necessary to meet the needs of the Company for 2010. We have, in general, high quality accounts receivable which may be sold pursuant to this agreement. In addition, as much as $250,000 of the $1.2 million may be obtained through the sale of inventory. The Summit Financial Resources agreement has a term of one year which expires March 12, 2010; however, it is automatically renewed for 12 months unless either party elects to cancel in writing at least 60 days prior to the anniversary date. Neither party sent such a notice of non-renewal, and therefore the term of the financing agreement has automatically been extended to March 12, 2011.

We have no significant capital expenditures planned for 2010.

As a result of the foregoing, we expect that our available cash, projected cash flows from operating activities, and borrowings available under the Summit Financial Resources agreement will fund the cash requirements for the year ending December 31, 2010.

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

The following table sets forth our contractual obligations in the aggregate. We have no capital lease obligations, unconditional purchase obligations or other long-term contractual obligations. Our long-term debt interest rate is a variable rate. The table below assumes a 3.25% annual interest rate for our long-term debt.

CONTRACTUAL OBLIGATIONS

	Payments due by Period
	Total	Less than 1-Year	1–3 Years	4–5 Years	After 5 Years
Long-term debt, including interest	$5,230,300	$458,200	$916,400	$916,500	$2,939,200
Operating lease obligations	99,200	54,800	34,600	9,800	—

Total Contractual Cash Obligations	$5,329,500	$513,000	$951,000	$926,300	$2,939,200

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Scott’s Liquid Gold-Inc.

We have audited the accompanying consolidated balance sheets of Scott’s Liquid Gold-Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scott’s Liquid Gold-Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ EHRHARDT KEEFE STEINER & HOTTMAN PC

Denver, Colorado

March 31, 2010

Consolidated Statements of Operations

	Year ended December 31,
	2009	2008
Net sales	$14,178,800	$15,911,800

Operating costs and expenses:
Cost of sales	8,220,100	9,048,300
Advertising	369,000	345,300
Selling	4,030,800	4,943,100
General and administrative	2,478,300	2,760,500

	15,098,200	17,097,200

Loss from operations	(919,400)	(1,185,400)
Interest and other income	28,300	23,000
Interest expense	(306,500)	(334,600)

Loss before income taxes	(1,197,600)	(1,497,000)
Income tax expense (Note 5)	—	—

Net loss	$(1,197,600)	$(1,497,000)

Net loss per common share (Note 7):
Basic	$(0.11)	$(0.14)

Diluted	$(0.11)	$(0.14)

Weighted average shares outstanding:
Basic	10,779,400	10,621,300

Diluted	10,779,400	10,621,300

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$654,100	$909,900
Investment securities	4,300	4,500
Trade and other receivables, net of allowance of $59,800 for doubtful accounts	314,400	570,300
Inventories, net (Note 2)	1,984,600	2,754,500
Prepaid expenses	142,300	120,700

Total current assets	3,099,700	4,359,900
Property, plant and equipment, net (Note 3)	11,554,100	12,081,900
Other assets	110,000	51,100

	$14,763,800	$16,492,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,109,900	$1,348,800
Accrued payroll and benefits	578,900	691,800
Other accrued expenses	370,000	353,100
Current maturities of long-term debt (Note 4)	319,600	273,600

Total current liabilities	2,378,400	2,667,300
Long-term debt, net of current maturities (Note 4)	4,034,300	4,371,300

Total liabilities	6,412,700	7,038,600
Commitments and contingencies (Notes 4, 6, 9 and 10)
Shareholders’ equity (Note 6):
Common stock; $.10 par value, authorized 50,000,000 shares; issued and outstanding 10,795,000 shares (2009), and 10,695,000 shares (2008)	1,079,500	1,069,500
Capital in excess of par	5,264,300	5,179,700
Accumulated comprehensive income	300	500
Retained earnings	2,007,000	3,204,600

Shareholders’ equity	8,351,100	9,454,300

	$14,763,800	$16,492,900

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

	Common Stock		Capital in Excess of Par	Accumulated Comprehensive Income (loss)	Retained Earnings	Comprehensive Income (loss)
	Shares	Amount
Balance, December 31, 2007	10,575,000	$1,057,500	$5,090,100	$400	$4,701,600
Stock option exercised	20,000	2,000	7,200
Stock issued to ESOP Plan	100,000	10,000	15,400
Stock-based compensation			67,000
Unrealized gain on investment securities				100		$100
Net loss					(1,497,000)	(1,497,000)

Balance, December 31, 2008	10,695,000	$1,069,500	$5,179,700	$500	$3,204,600
Total comprehensive loss						$(1,496,900)

Stock issued to ESOP Plan	100,000	10,000	7,000
Stock-based compensation			77,600
Unrealized loss on investment securities				(200)		$(200)
Net loss					(1,197,600)	(1,197,600)

Balance, December 31, 2009	10,795,000	$1,079,500	$5,264,300	$300	$2,007,000

Total comprehensive loss						$(1,197,800)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(1,197,600)	$(1,497,000)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	540,200	560,300
Stock issued to ESOP	17,000	25,400
Stock-based compensation	77,600	67,000
Loss on disposal of assets	900	—
Change in assets and liabilities:
Proceeds from sale of accounts receivable	5,611,500	251,000
Trade and other receivables, net	(5,355,600)	216,100
Inventories, net	769,900	300,000
Prepaid expenses and other assets	(21,600)	113,300
Accounts payable and accrued expenses	(376,100)	(423,100)

Total adjustments to net loss	1,263,800	1,110,000

Net Cash Provided (Used) by Operating Activities	66,200	(387,000)

Cash Flows from Investing Activities:
Real estate brokerage fees	(24,800)	—
Proceeds from sale of securities	—	50,000
Purchases of property, plant and equipment	(6,200)	(14,000)

Net Cash Provided (Used) by Investing Activities	(31,000)	36,000

Cash Flows from Financing Activities:
Principal payments on long-term borrowings	(291,000)	(231,600)
Proceeds from exercise of stock option	—	9,200

Net Cash Used by Financing Activities	(291,000)	(222,400)

Net Decrease in Cash and Cash Equivalents	(255,800)	(573,400)
Cash and Cash Equivalents, beginning of year	909,900	1,483,300

Cash and Cash Equivalents, end of year	$654,100	$909,900

Supplemental disclosures:
Cash paid during the year for:
Interest	$307,200	$336,100

Non-cash disclosures:

For the year ended December 31, 2009, the Company had $41,200 of brokerage fees included in accounts payable, related to our leasing out of office space.

See accompanying notes to consolidated financial statements.

Note 1. Organization and Summary of Significant Accounting Policies

(a) Company Background and Management’s Plans

Scott’s Liquid Gold-Inc. (a Colorado corporation) was incorporated on February 15, 1954. Scott’s Liquid Gold-Inc. and its wholly owned subsidiaries (collectively, “we” or “our”) manufacture and market quality household and skin care products, and we fill, package and market our Mold Control 500 product. Since the first quarter of 2001, we have acted as a distributor in the United States of beauty care products contained in individual sachets and manufactured by Montagne Jeunesse. In 2006, 2007 and 2009, we began the distribution of certain other products. Our business is comprised of two segments, household products and skin care products.

We have experienced significant losses over an extended number of years primarily attributable to sales declines and have used a significant amount of our cash reserves to fund operations and for debt service. To address these trends, management implemented cost reduction initiatives, entered into a new financing agreement (Note 4) and continues to focus on old and new product sales and distribution at improved margins to increase our cash provided by operations.

As a result of the foregoing, the Company has successfully reduced operating costs such that 2009 costs reflect approximately a 29% decrease over the average of the previous five years against net sales which have decreased approximately 27% over that same period.

In October, 2009 we executed a five-year lease of the second floor of our five-story office building to an established subsidiary of an international company with rental receipts that commenced in November 2009.

With the cost reductions discussed above fully in effect for 2010 in conjunction with two new product introductions in mid to late 2009 (“Clean Screen” and Batiste dry shampoo), the leasing out of office space noted above, and the asset-based financing agreement with Summit Financial Resources discussed below in Note 4, the Company expects that available cash, projected cash flows from operating activities, and borrowings available under the Summit Financial Resources agreement will fund the cash requirements for the year ending December 31, 2010.

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

(e) Investments in Marketable Securities

We follow FASB authoritative guidance as it relates to accounting for certain investments in debt and equity securities which requires that we classify investments in marketable securities according to management’s intended use of such investments. We invest our excess cash and have established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. We consider all investments as available for use in our current operations and, therefore, classify them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, reported net of tax, as a separate component of shareholders’ equity and comprehensive income (loss). The cost of the securities sold is based on the specific identification method. Investments in corporate and government securities as of December 31, 2009, are scheduled to mature within one year.

(f) Sale of Accounts Receivable

We follow FASB authoritative guidance as it relates to distinguishing between transfers of financial assets that are sales from transfers that are secured borrowings. On November 3, 2008, effective as of October 31, 2008, we established a $1,200,000 factoring line with an asset-based lender (“Lender”) and secured by accounts receivable, inventory, any lease in which we are a lessor, all investment property and guarantees by our active subsidiaries. This facility enables us to sell selected accounts receivable invoices to the Lender with full recourse against us. These transactions qualify for a sale of assets since (1) we have transferred all of our rights, title and interest in the selected accounts receivable invoices to the Lender, (2) the Lender may pledge, sell or transfer the selected accounts receivable invoices, and (3) we have no effective control over the selected accounts receivable invoices since we are not entitled to nor obligated to repurchase or redeem the invoices before their maturity and we do not have the ability to unilaterally cause the Lender to return the invoices. Under the authoritative guidance, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. During 2009, we sold approximately $8,016,400 of our accounts receivable invoices to the Lender under a financing agreement for approximately $5,611,500. Pursuant to authoritative guidance, we reflected the transaction as a sale of assets and established an accounts receivable from the Lender for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount is equal to 30% of the total accounts receivable invoice sold to the Lender less 1.12% of the total invoice as a collateral management fee plus a daily finance fee, based on Wall Street Journal prime (3.25% at December 31, 2009) plus 1%, imposed on (a) the net of the outstanding accounts receivable invoices less (b) any retained amounts due to us. The estimated future loss reserve for each receivable included in the estimated value of the retained asset is based on the payment history of the customer. Included in “Trade and other receivables” at December 31, 2009, we have an outstanding retained receivable of approximately $227,400 representing 30.0% of $757,800 of unsettled receivable invoices sold to the Lender as well as $64,500 due to us resulting from customer remittances paid direct to the Lender on invoices which were not sold to the Lender. Also, at December 31, 2009, approximately $734,000 of this credit line was available for future factoring of accounts receivable invoices.

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

The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. Our long-term debt bears interest at a fixed rate that adjusts annually on the anniversary date to a then prime rate. The carrying value of long-term debt approximates fair value as of December 31, 2009 and December 31, 2008.

	Fair Value Measurements at December 31, 2009
Description	Total Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$4,300	$4,300	$—	$—

Total	$4,300	$4,300	$—	$—

(j) Long-Lived Assets

We follow FASB authoritative guidance as it relates to the proper accounting treatment for the impairment or disposal of long-lived assets. This guidance requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

As of December 31, 2009, due to changes in the real estate market in Denver, Colorado and the continuing economic downturn, we conducted an evaluation into fair value impairment as regards our property, plant and equipment with particular attention to our land and buildings (“facilities”) which have an original cost of $17,485,800 and a depreciated book value at December 31, 2009 of approximately $10,792,700. For the facilities, we performed an evaluation utilizing an income capitalization model employing rental, vacancy and capitalization rates obtained from independent market data relative to our area of the Denver market as well as the actual rental rate in effect in the current lease of a portion of our office space. This evaluation returned a range of fair value estimates in excess of (a) the carrying value of the facilities and (b) the current listing price for the facilities. We currently have the facilities listed for sale at the price of $11,500,000 for the improved property plus an unstated amount for an unimproved, adjacent 5.5 acre parcel of land with a value estimated by us at $1,200,000. Based upon our evaluation, we find there to be no impairment in the carrying values of our long-lived assets at December 31, 2009; however, the valuation of our facilities can be affected by future events including the commercial real estate market in which our facilities are located.

(k) Income Taxes

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

(l) Revenue Recognition

Revenue is recognized when an arrangement exists to sell our product, we have delivered such product in accordance with that arrangement, the sales price is determinable, and collectibility is probable. Reserves for estimated market development support, pricing allowances and returns are provided in the period of sale as a reduction of revenue. Reserves for returns and allowances are recorded as a reduction of revenue, and are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. At December 31, 2009 and December 31, 2008 approximately $403,000 and $600,000, respectively, had been reserved as a reduction of accounts receivable, and approximately $23,000 and $23,000, respectively, had been reserved as current liabilities. Co-op advertising, marketing funds, slotting fees and coupons are deducted from gross sales and totaled $1,209,500 and $1,510,100 in the twelve months ended December 31, 2009 and 2008, respectively.

(m) Advertising Costs

Advertising costs are expensed as incurred.

(n) Stock-based Compensation

During 2009, we granted 90,000 options for shares of our common stock to a certain officer and two non-employee directors at $0.17 per share and 3,000 options for shares of our common stock to that certain officer at $0.25 per share. The options which vest ratably over forty-eight months, or upon a change in control, and which expire after five years, were granted at or above the market value as of the date of grant.

The weighted average fair market value of the options granted in the 2009 and 2008 were estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

	2009	2008
Expected life of options (using the “simplified” method)	4.5 years	4.5 years
Average risk-free interest rate	1.9%	2.4%
Average expected volatility of stock	75%	75%
Expected dividend rate	None	None

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) under authoritative guidance issued by the FASB was $77,600 in the twelve months ended December 31, 2009. Approximately $124,800 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next forty-three months. In accordance with this same authoritative guidance, there was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible. With respect to the non-cash expense associated with the options granted to the non-employee directors, no tax benefit was recognized due to the existence of as yet unutilized net operating losses. At such time as these operating losses have been utilized and a tax benefit is realized from the issuance of non-qualified stock options, a corresponding tax benefit may be recognized.

(o) Comprehensive Income

We follow FASB authoritative guidance which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income includes all changes in equity during a period from non-owner sources.

(p) Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out and nominal outside warehousing costs as a component of selling expense on the accompanying Consolidated Statement of Operations. Shipping and handling costs totaled $1,285,600 and $1,561,800, for the year ended December 31, 2009 and 2008, respectively.

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

In December 2007, the FASB issued new accounting guidance related to the accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance was effective January 1, 2009 and did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued new accounting guidance related to fair value measurements and related disclosures. This new guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company adopted this new guidance on January 1, 2008, as required for its financial assets and financial liabilities. However, the FASB deferred the effective date of this new guidance for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The Company adopted these remaining provisions on January 1, 2009. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Other than what has been disclosed in the footnotes, there have been no material events noted in this period which would either impact the results reflected in this report or the Company’s results going forward.

In June 2009, the FASB issued an amendment to its pre-existing guidance as it relates to accounting for transfers of financial assets and extinguishments of liabilities. This new guidance, which is effective January 1, 2010, will impact the Company’s current accounting treatment as regards the sale of accounts receivable as discussed in Note 1(f). Upon adoption of this new guidance effective with the Company’s first quarter 2010, the reporting of the sale of accounts receivable will be treated as a secured borrowing rather than as a sale. As a result, both current assets and current liabilities will be increased in like amounts and the net proceeds received from the sale of accounts receivable will appear as cash provided or used by financing activities rather than as an adjustment to cash provided or used by operating activities. Early adoption of this amended guidance is not permitted. If adopted as of the balance sheet date, the net impact would have been a $343,700 increase in current assets and current liabilities.

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

Other Accounting Standards Updates not effective until after December 31, 2009 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

(r) Reclassifications

Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation.

Note 2: Inventories

Inventories, consisting of materials, labor and overhead at December 31 were comprised of the following:

	2009	2008
Finished goods	$1,244,700	$1,898,100
Raw materials	1,150,500	1,241,300
Inventory reserve for obsolescence	(410,600)	(384,900)

	$1,984,600	$2,754,500

Note 3: Property, Plant and Equipment

Property, plant and equipment at December 31 were comprised of the following:

	2009	2008
Land	$1,091,500	$1,091,500
Buildings	16,394,300	16,394,300
Production equipment	6,018,900	6,027,200
Office furniture and equipment	1,626,000	1,636,400
Other	34,200	34,200

	25,164,900	25,183,600
Less accumulated depreciation	(13,610,800)	(13,101,700)

	$11,554,100	$12,081,900

Depreciation expense for the years ended December 31, 2009 and 2008, was $533,100 and $556,000, respectively.

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

Long-term debt at December 31 is presented below:

	2009	2008
First mortgage loan, secured by land and buildings due June 28, 2021, principal and interest of $38,200 payable monthly, the interest rate is based on prime rate as published in the Wall Street Journal and is adjusted annually in June. The interest rate on this loan at December 31, 2009 was 3.25%	$4,353,900	$4,644,900
Less current maturities	319,600	273,600

Long-term debt	$4,034,300	$4,371,300

Maturities of long-term debt for the years 2009 through 2014 are $319,600, $330,200, $341,000, $352,700, and $364,500.

On November 3, 2008, effective as of October 31, 2008, we entered into a financing agreement with an “asset-based” lender for the purpose of improving working capital. An amendment to this agreement was executed March 12, 2009 extending the initial anniversary date to March 12, 2010. The agreement provides for up to $1,200,000 and is secured primarily by accounts receivable, inventory, any lease in which we are a lessor, all investment property and guarantees by our active subsidiaries. Under the financing agreement, the lender will make loans at our request and in the lender’s discretion (a) based on purchases of our Accounts by the lender, with recourse against us and an advance rate of 70% (or such other percentage determined by the lender in its discretion), and (b) based on Acceptable Inventory not to exceed certain amounts, including an aggregate maximum of $250,000. The term of the agreement is one year, renewable for additional one-year terms unless either party provides written notice of non-renewal at least 60 days prior to the end of the current financing period. Neither the lender nor the Company has sent a notice of non-renewal, and therefore the term of the financing agreement has automatically been extended to March 12, 2011. Advances under the agreement bear interest at a rate of 1% over the prime rate (as published in the Wall Street Journal) for the accounts receivable portion of the advances and 3% over the prime rate for the inventory portion of the borrowings. The prime rate (3.25% as of December 31, 2009) adjusts with changes to the rate. In addition there are collateral management fees of 0.28% for each 10-day period that an advance on an accounts receivable invoice remains outstanding and a 1.35% collateral management fee on the average monthly loan outstanding on the inventory portion of any advance. The agreement provides that no change in control concerning us or any of our active subsidiaries shall occur except with the prior written consent of the lender. Events of default include, but are not limited to, the failure to make a payment when due or a default occurring on any indebtedness of ours. See Note 1(f) regarding the accounting treatment of funds obtained under this agreement.

Note 5: Income Taxes

The provision for income tax for the years ended December 31 is as follows:

	2009	2008
Current provision (benefit):
Federal	$—	$—
State	—	—

Total current provision (benefit)	—	—

Deferred provision (benefit):
Federal	(370,900)	(539,000)
State	(32,000)	(47,000)
Valuation allowance	402,900	586,000

Total deferred provision (benefit)	—	—

Provision (benefit):
Federal	—	—
State	—	—

Total provision (benefit)	$—	$—

Income tax expense (benefit) at the statutory tax rate is reconciled to the overall income tax expense (benefit) as follows:

	2009	2008
Federal income tax at statutory rates	$(407,200)	$(509,000)
State income taxes, net of federal tax effect	(36,600)	(45,700)
Change in unrecognized benefit	28,800	(42,000)
Other	12,100	10,700

Total	(402,900)	(586,000)
Change in valuation allowance	402,900	586,000

Provision for income taxes	$—	$—

Deferred income taxes are based on estimated future tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes given the provision of enacted tax laws. The net deferred tax assets and liabilities as of December 31, 2009 and 2008 are comprised of the following:

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$3,722,500	$3,338,500
Tax credit and other carryforwards	223,500	208,500
Trade receivables	22,100	22,100
Inventories	125,100	123,900
Accrued vacation	192,700	237,900
Other	21,800	13,800

Total deferred tax assets	4,307,700	3,944,700

Deferred tax liability:
Accelerated depreciation for tax purposes	(867,000)	(906,900)

Total deferred tax liabilities	(867,000)	(906,900)

Net deferred tax asset, before allowance	3,440,700	3,037,800
Valuation allowance	(3,440,700)	(3,037,800)

Net deferred tax asset	$—	$—

At December 31, 2009, we had federal net operating loss carryforwards of approximately $9,492,000 and federal tax credit carryforwards related to research and development efforts of approximately $223,000, both of which expire over a period ending in 2029. State tax loss carryforwards at December 31, 2009 are approximately $16,000,000 expiring over a period ending in 2029.

A valuation allowance was established due mainly to the uncertainty relating to the future utilization of net operating loss carryforwards. The valuation allowance was further increased by $402,900 and $586,000 for 2009 and 2008, respectively, primarily related to uncertainty as to realization of our operating losses and tax credits for these years. The amount of the deferred tax assets considered realizable could be adjusted in the future based upon changes in circumstances that result in a change in our assessment of our ability to realize those deferred tax assets through the generation of taxable income or other tax events.

On January 1, 2007 we adopted the authoritative guidance with respect to “Accounting for Uncertainty in Income Taxes.” The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It requires that we recognize in our consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of this guidance, we perform each year a comprehensive review of our material tax positions.

As a result of this review, we identified certain deferred tax assets that need to be adjusted. As of January 1, 2007, the date of adoption of this guidance, our uncertain tax benefits totaled approximately $295,200. As of December 31, 2009 and December 31, 2008, this amount had reduced to approximately $173,800 and $95,900, respectively.

	2009	2008
Balance at January 1,	$95,900	$209,200
Additions based on tax positions related to current year	77,900	—
Reductions for tax positions of prior years	—	(113,300)

Balance at December 31,	$173,800	$95,900

Due to our net operating loss position and valuation allowance against our net deferred tax assets, the recognition of the unrecognized tax benefits detailed above would not affect our effective tax rate. We do not expect that the amount of unrecognized benefits will change significantly within the next 12 months.

Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. As a result of our net operating loss carryforward position, we have no accrued interest or penalties related to uncertain tax positions as of as of December 31, 2008 or December 31, 2009.

We and our subsidiaries are subject to the following material taxing jurisdictions: U.S. federal and Colorado. The tax years that remain open to examination by the U.S. Internal Revenue Service are years 2006 through 2009. The tax years that remain open to examination by the state of Colorado are years 2005 through 2009.

However, due to net operating loss carryforwards from prior periods, the Internal Revenue Service could potentially review the losses related to years back to 2000.

Note 6: Shareholders’ Equity

In 1997, an incentive stock option plan was adopted for our employees. This plan expired on November 7, 2007. Accordingly no shares are available for the grant of options under that plan. In 1998 and 2005, stock option plans for our employees, officers and directors were adopted. The 1998 plan expired on November 27, 2008. Accordingly no shares are available for the grant of options under that plan. All of the plans permitted us to grant options up to an aggregate of 2,900,000 shares of common stock. Options are granted at not less than fair market value of the stock on the date of grant and are exercisable for up to ten years from the grant date. All options granted through 2006 have been vested on the date of grant. The options granted in 2008 and 2009 are vested each month over a four-year period or upon a change in control.

	1997 Plan		1998 Plan		2005 Plan
	Number of Shares	Average Option Price Per Share	Number of Shares	Average Option Price Per Share	Number of Shares	Average Option Price Per Share
Maximum number of shares under the plans	300,000		1,100,000		1,500,000

Outstanding, December 31, 2007	287,750	$0.81	1,068,500	$0.70	585,900	$0.62
Granted in 2008	—	—	139,000	0.55	311,750	0.17
Exercised	—	—	(20,000)	0.46	—	—
Cancelled/Expired	(30,250)	0.81	(474,000)	0.59	(6,000)	0.54

Outstanding, December 31, 2008	257,500	$0.81	713,500	$0.74	891,650	$0.46
Granted in 2009	—		—	—	93,000	0.17
Exercised	—	—	—	—	—	—
Cancelled/Expired	(3,000)	0.81	(33,000)	0.78	—	—

Outstanding, December 31, 2009	254,500	$0.81	680,500	$0.74	984,650	$0.43

Available for issuance, December 31, 2009	—		—		515,350

A summary of additional information related to the options outstanding as of December 31, 2009 is as follows:

	Options Outstanding and Exercisable
		Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Price
$ 0.17 — $ 0.96	1,901,250	1.90 years	$0.59
$ 1.06	18,400	0.95 years	$1.06

Total	1,919,650	1.89 years	$0.59

Subsequent to year-end, on March 23, 2010, 13,000 five-year options were granted to employees at $0.30 per share. These options will vest over four years or upon a change in control.

We have an Employee Stock Ownership Plan (“Plan”) to provide retirement benefits for our employees. The Plan is designed to invest primarily in our common stock and is non-contributory on the part of our employees. Contributions to the Plan are discretionary as determined by our Board of Directors. We expense the cost of contributions to the Plan which amounted to $17,000 (100,000 shares) in 2009, and $25,400 (100,000 shares) in 2008.

Note 7: Earnings per Share

We present basic and diluted earnings or loss per share in accordance with authoritative guidance which establishes standards for computing and presenting basic and diluted earnings per share. Per share data is determined by using the weighted average number of common shares outstanding. Common equivalent shares are considered only for diluted earnings per share, unless considered anti-dilutive (as in the years 2009 and 2008). Common equivalent shares, determined using the treasury stock method, result from stock options with exercise prices that are below the average market price of the common stock. A reconciliation of the weighted average number of common shares outstanding is as follows:

	2009	2008
Common shares outstanding, beginning of the year	10,695,000	10,575,000
Common stock issued to ESOP	100,000	100,000
Stock options exercised	—	20,000

Common shares outstanding, end of year	10,795,000	10,695,000

Weighted average number of common shares outstanding	10,779,400	10,621,300
Common share equivalents	—	—

Diluted weighted average number of common shares outstanding	10,779,400	10,621,300

We have authorized 20,000,000 shares of preferred stock issuable in one or more series, none of which is issued or outstanding as of December 31, 2009.

Stock options outstanding which have been excluded from diluted shares outstanding due to their antidilutive effect totaled 1,919,650 at December 31, 2009 and 1,862,650 at December 31, 2008.

Note 8: Segment Information

We operate in two different segments: household products and skin care products. Our products are sold nationally and internationally (primarily Canada), directly and through independent brokers, to mass merchandisers, drug stores, supermarkets, wholesale distributors and other retail outlets. Management has chosen to organize our business around these segments based on differences in the products sold. The household products segment includes: “Scott’s Liquid Gold” wood care products including a cleaner that preserves as it cleans and a wood wash product; Mold Control 500, a mold remediation product; “Clean Screen,” a surface cleaner for sensitive electronic televisions and other devices; and “Touch of Scent” room air fresheners. The skin care segment includes: “Alpha Hydrox,” alpha hydroxy acid cleansers and lotions; a retinol product; and “Diabetic Skin Care”, a healing cream and moisturizer developed to address skin conditions of diabetics. In the skin care segment, we also distribute skin care and other sachets of Montagne Jeunesse and certain other products.

Accounting policies for our segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.” Our Management evaluates segment performance based on segment income or loss before profit sharing, bonuses, income taxes and nonrecurring gains and losses. The following provides information on our segments as of and for the years ended December 31:

	2009		2008
	Household Products	Skin Care Products	Household Products	Skin Care Products
Net sales to external customers	$7,173,200	$7,005,600	$7,294,100	$8,617,700
Income (loss) before profit sharing, bonuses and income taxes	$(258,500)	$(939,100)	$(411,900)	$(1,085,100)
Identifiable assets	$2,472,100	$3,776,200	$2,968,900	$4,558,200

The following is a reconciliation of segment information to consolidated information:

	2009	2008
Net sales to external customers	$14,178,800	$15,911,800

Loss before profit sharing, bonuses and income taxes	$(1,197,600)	$(1,497,000)

Consolidated loss before income taxes	$(1,197,600)	$(1,497,000)

Identifiable assets	$6,248,300	$7,527,100

Corporate assets	8,515,500	8,965,800

Consolidated total assets	$14,763,800	$16,492,900

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

We attribute our net sales to different geographic areas based on the location of the customer. All of our long-lived assets are located in the United States. For the year ended December 31, revenues for each geographical area are as follows:

	2009	2008
United States	$14,137,400	$15,834,300
Foreign countries	41,400	77,500

Total net sales	$14,178,800	$15,911,800

In 2009 and 2008, one customer accounted for approximately $4,320,000 and $5,250,000, respectively, of consolidated net sales. Both segments sell to this customer. This customer is not related to us. The outstanding trade receivable from this same customer accounted for 20.0% and 24.4% of total trade receivables at December 31, 2009 and 2008, respectively. A loss of this customer could have a material adverse effect on us because it is uncertain whether our consumer base served by this customer would purchase our products at other retail outlets. No long-term contracts exist between us and this customer or any other customer.

Note 9: Retirement Plans

We have a 401(k) Profit Sharing Plan (“401(k) Plan”) covering our full-time employees who have completed four months of service as defined in the 401(k) Plan, and are age 18 or older. Participants may defer up to 75% of their compensation up to the maximum limit determined by law. We may make discretionary “matching” contributions up to a maximum of 6% of each participant’s compensation, but only for those employees earning no more than $35,000 annually. Additionally, we can make discretionary “profit sharing” contributions to eligible employees. Participants are always fully vested in their contributions, matching contributions and allocated earnings thereon. Vesting in our profit sharing contribution is based on years of service, with a participant fully vested after five years. Our Company matching contributions totaled $2,500 and $4,700, in 2009 and 2008, respectively. We have made no discretionary profit sharing contributions in 2009 and 2008.

Note 10. Commitments and Contingencies

Leases

We have entered into various operating lease agreements, primarily for office equipment. Annual rental expense under these leases totaled $82,900 and $97,500, in 2009 and 2008, respectively. Minimum annual rental payments under noncancellable operating leases are approximately $54,800, $25,500, $9,100, $9,100 and $800, for the years ending December 31, 2010, 2011, 2012, 2013, and 2014, respectively.

We have entered into a long-term operating lease agreement of the second floor of our five-story office building to an established subsidiary of an international company with rental receipts commencing in November 2009 and continuing through October 2014 including annual rental escalations of between 3.7% and 4.2%. Minimum annual rental receipts under the non-cancellable lease are approximately $132,900, $138,400, $143,900, $149,400 and $128,400, for the years ending December 31, 2010, 2011, 2012, 2013 and 2014, respectively.

Litigation

Wayne Taylor, et al. v. The Sherwin-Williams Companies, et al.

The Company was served with a complaint February 25, 2009, naming it as a defendant in this personal injury action filed in the Superior Court of New Jersey, Camden County. Plaintiffs Wayne Taylor and Leslie Taylor, his wife, claim that Mr. Taylor has contracted Acute Myelogenous Leukemia (AML) as a result of work related exposure to benzene and that the Company is one of a minimum 15 co-defendant product manufacturers which used benzene in products sold to Mr. Taylor or his employers and used by Mr. Taylor in his work. Plaintiffs allege exposure to defendants’ products containing benzene and that the exposure caused personal injuries, including AML. Fifty “John Doe” corporations are asserted to be similarly liable. Claims are asserted against all defendants for negligence, breach of warranty, consumer fraud, intentional tort and loss of consortium. The plaintiffs ask for compensatory damages, treble damages under a New Jersey consumer law, interest, costs of the lawsuit and attorneys fees, all in an unspecified amount. The Company has not accrued any liability for these claims at this time.

The extent of the defense and indemnity obligations of its product liability insurers is to be determined and is uncertain at this time. The Company has submitted the claim to its product liability insurers and believes that insurers will assume the defense of the claim and retain counsel accordingly. The Company believes that Mr. Taylor was not exposed to benzene as the result of use of the Company’s products and intends to vigorously defend the action. Although the Company is unable at this time to predict the outcome or to estimate the amount of a potential loss to the Company, if any, in this lawsuit, the Company’s management expects at this time that the Company will not incur any material liability in the lawsuit.

Note 11. Transactions with Related Parties

In 2001, we commenced purchases of the skin care sachets from Montagne Jeunesse under a distributorship agreement covering the United States. Montagne Jeunesse is the sole supplier of that product. Sales of these products represent a significant source of our revenues. On May 4, 2005, our wholly-owned subsidiary, Neoteric Cosmetics, Inc. (“Neoteric”), entered into a new distribution agreement with Montagne Jeunesse International Ltd (“Montagne Jeunesse”) covering our distribution of Montagne Jeunesse products. It replaces a distribution agreement in effect since 2000. In the new agreement, Montagne Jeunesse appoints Neoteric as its exclusive distributor to market and distribute Montagne Jeunesse products in the United States of America. The appointment had an initial term of 18 months, commencing May 3, 2005, and continues in force until terminated by either party by giving to the other party no less than three months’ notice in writing of a termination. The principal and controlling owner of Montagne Jeunesse is the managing director and sole owner of Atchinson Investments, Ltd., which owned, to our knowledge, in 2005 more than 5% of our outstanding common stock; to the best of our knowledge, at February 28, 2010, he owned beneficially less than 5.0% of our outstanding common stock.

We adopted a bonus plan for our executive officers for 2010, 2009 and 2008. The plan provided that an amount would be distributed to our executive officers equal to 10% of the annual before tax profit exceeding $1,000,000, excluding items that are infrequent, unusual, or extraordinary. In 2009 and 2008, no bonuses were accrued or paid due to net losses.

Note 12. Valuation and Qualifying Accounts

	Balance at beginning of year	Additions charged to expense	Deductions	Balance at end of year
Year ended December 31, 2008
Returns and allowances, market development support and doubtful accounts reserve	$758,600	$2,096,900	$2,195,700	$659,800
Year ended December 31, 2009
Returns and allowances, market development support and doubtful accounts reserve	$659,800	$1,987,000	$2,184,000	$462,800

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2009, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2009.

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

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

For Part III, except Item 15, Exhibits, Financial Statement Schedules, the information set forth in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 13, 2010, hereby is incorporated by reference into this Report.

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accountant Fees and Services.

Item 15.	Exhibits and Financial Statement Schedules.

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2009 and 2008
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008
Notes to Consolidated Financial Statements

Exhibits

Exhibit Number	Document

3.1	Restated Articles of Incorporation, as amended and restated through May 1, 1996, incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-KSB for the year ended December 31, 2007.

3.2	Bylaws, as amended through February 27, 1996, incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K for the year ended December 31, 2004.

4.1	Change in Terms Agreement with Citywide Banks, dated June 28, 2006, between us and Citywide Banks, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 30, 2006.

4.2	Business Loan Agreement, dated June 28, 2006, between us and Citywide Banks, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 30, 2006.

4.3	Addendum to Loan Documents, dated June 28, 2006, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on June 30, 2006.

4.4	Promissory Note dated June 7, 2006 by us to Citywide Banks; Deed of Trust dated June 7, 2006 among us, Citywide Banks and the Public Trustee of the City and County of Denver, Colorado; Assignment of Rents dated June 7, 2006 between us and Citywide Banks; letter agreement dated June 7, 2006 regarding the change in the amount under the existing bank line of credit with Citywide Banks, incorporated by reference to Exhibit 10.0 of our Current Report on Form 8-K filed on June 12, 2006.

10.1*	Scott’s Liquid Gold-Inc. Health and Accident Plan, Plan Document and Summary Plan Description Amended and Restated Effective October 1, 2003 incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the year ended December 31, 2004.

10.2	Scott’s Liquid Gold & Affiliated Companies Employee Benefit Health And Welfare Plan Amendment #1-2004 incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K for the year ended December 31, 2004.

10.3*	Indemnification Agreement dated May 6, 1987, between the Registrant and Mark E. Goldstein; Indemnification Agreement dated December 23, 1991, between the Registrant and Dennis H. Field; Amendment to Indemnification Agreement dated January 17, 1992, between the Registrant and Dennis H. Field; Indemnification Agreement, dated July 12, 2000, between the Registrant and Jeffrey R. Hinkle; Indemnification Agreement, dated August 16, 2000, between the Registrant and Carl A. Bellini; Indemnification Agreement, dated November 2, 2000, between the Registrant and Jeffry B. Johnson; Indemnification Agreement, dated November 20, 2002 between the Registrant and Dennis P. Passantino (the foregoing Indemnification Agreements are incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K for the year ended December 31, 2008); Indemnification Agreement, dated January 26, 2004 between the Registrant and Gerald J. Laber, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2003; and Indemnification Agreement, dated February 24, 2009 between the Registrant and Brian L. Boberick, incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed February 27, 2009.

Exhibit Number	Document

10.4	Agreement dated as of May 3, 2005 between Montagne Jeunesse International Ltd. and Neoteric Cosmetics, Inc., incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.5*	Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan and Trust Agreement, Amended and Restated Effective January 1, 2001; and Second Amendment to Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan, effective as of January 1, 2003, incorporated by reference to Exhibit 10.6 of our annual Report on Form 10-K for the year ended December 31, 2003.

10.6*	Third Amendment to Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan, effective March 28, 2005, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.7*	Scott’s Liquid Gold-Inc. 1998 Stock Option Plan, incorporated by reference to Exhibit 4.3 of our Registration Statement No. 333-51710, filed with the Commission on December 12, 2000.

10.8*	2005 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 4 of our Registration Statement No. 333-156191, filed with the Commission on December 16, 2008.

10.9	Product Development, Production and Marketing Agreement with Modec, Inc. dated April 4, 2006, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.10	Amendment to Modec Agreement dated November 9, 2007, incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-KSB for the year ended December 31, 2007.

10.11	Form of 1997 Stock Option Plan Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

10.12	Form of 1998 Stock Option Plan Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

10.13	Form of 2005 Stock Option Plan Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

10.14	Form of 1998 Stock Option Plan Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

10.15	Form of 2005 Stock Incentive Plan Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

10.16	Financing Agreement and Addendum to Financing Agreement, both dated October 31, 2008, between Summit Financial Resources, L.P. and the Company, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 4, 2008.

Exhibit Number	Document

10.17	Guarantees, dated October 31, 2008, by SLG Plastics, Inc. Advertising Promotions Incorporated, Colorado Product Concepts, Inc., Neoteric Cosmetics, Inc., and SLG Chemicals, Inc., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 4, 2008.

10.18

First Amendment to Financing Agreement dated March 12, 2009 between Summit Financial Resources, L.P. and the Company, incorporated by reference to Exhibit 10.18 of our Annual Report on Form 10-K for the year ended

December 31, 2008.

21	List of Subsidiaries.

23	Consent of Ehrhardt Keefe Steiner & Hottman PC.

24	Powers of Attorney.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification.

*	Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOTT’S LIQUID GOLD-INC.,
a Colorado corporation

By:	/s/ MARK E. GOLDSTEIN
Mark E. Goldstein, President and Chief
Executive Officer
Principal Executive Officer

By:	/s/ BRIAN L. BOBERICK,
Brian L. Boberick, Treasurer and
Chief Financial Officer
Principal Financial Officer and
Principal Accounting Officer

Date: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title		Signature

March 31, 2010	Mark E. Goldstein,	)
	Director,	)
	President and Chief	)
	Executive Officer	)
)

March 31, 2010	Jeffrey R. Hinkle,	)
	Director,	)
		)	/s/ MARK E. GOLDSTEIN
March 31, 2010	Dennis P. Passantino,	)	Mark E. Goldstein, for himself and as Attorney-in-Fact for the named directors who together constitute all of the members of the Board of Directors and for the named Officers
	Director	)
)
March 31, 2010	Carl A. Bellini,	)
	Director	)
)

March 31, 2010	Dennis H. Field,	)
	Director	)
)

March 31, 2010	Jeffry B. Johnson,	)
	Director	)

March 31, 2010	Gerald J. Laber,	)
	Director	)
)

March 31, 2010	Brian L. Boberick,	)
	Treasurer and Chief	)
	Financial Officer	)