Form 10-K/A
period 2009-12-31
SCOTTS LIQUID GOLD INC
filed 2010-04-30
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of March 31, 2010, there were 10,795,000 shares of common stock, $0.10 par value per share, outstanding.

The following documents are incorporated by reference: None.

Scott’s Liquid Gold-Inc. hereby amends its Annual Report on Form 10-K for the year ended December 31, 2009, initially filed with the Securities and Exchange Commission on March 31, 2010, by amending Part III to include information that was previously to have been incorporated by reference to a proxy statement.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The Company’s Board of Directors consists currently of seven directors. They are listed and described below. The directors hold office until the next annual meeting of shareholders or until their successors are elected and qualified.

Name of Nominee and Position in the Company	Age	Director Since	Principal Occupation for Last Five Years
Mark E. Goldstein (Chairman of the Board, President and Chief Executive Officer)	54	1983

Chairman of the Board of the Company since February 2000, President and Chief Executive Officer of the Company since August, 1990. From 1982 to 1990, Vice President-Marketing of Company. Employed by the Company since 1978.

Mr. Goldstein is a driving force as to the Company. He has in-depth knowledge of consumer products and the Company’s management, marketplace, customers, marketing, sales and strategies. He brings to the Board extensive experience in management, marketing, sales, consumer products and other aspects of the Company’s business.

Jeffrey R. Hinkle (Vice President – Marketing and Sales)	56	2000

Vice President-Marketing and Sales of the Company since February 2000. Vice President of Marketing and Sales for the Company’s subsidiaries from November 1992 to 2000. Employed by the Company since 1981.

Mr. Hinkle has in-depth knowledge of consumer products, the marketplace for the Company’s products, the Company’s sales force, its international suppliers of distributed products and its customers. Mr. Hinkle brings to the Board extensive experience in marketing, sales and management.

Dennis P. Passantino (Vice President – Operations and Corporate Secretary)	54	2002

Vice President – Operations and Corporate Secretary since November 2002. From 1991 to 2002, Operations Manager. Employed by the Company since 1981.

Mr. Passantino has in-depth knowledge regarding the Company’s manufacturing, purchasing of materials and regulatory compliance. He brings to the Board extensive experience in manufacturing, regulatory affairs and operations planning.

Carl A. Bellini	76	2000

Management Consultant since 1997. From 1987 to 1997, Executive Vice President and Chief Operating Officer of Revco D.S., Inc. (a large drug store chain).

Mr. Bellini brings to the Board extensive experience in management, retail sales, marketing and strategic planning.

Dennis H. Field	77	1991

Management Consultant since 1990. From 1984 to 1990, Executive Vice President/General Manager, Faberge USA, Inc. (mass market health and beauty aids).

Mr. Field brings to the Board extensive experience in marketing and sales of consumer products, including cosmetic and skin care products, and strategic planning.

Jeffry B. Johnson	64	2000

Retired. Formerly Treasurer and Chief Financial Officer of the Company from November 2000 to January 2009. From 1981 to 2000, Controller of Company. Employed by the Company since 1976.

Mr. Johnson has extensive knowledge of the Company’s finances. Mr. Johnson brings to the Board extensive experience in management and financial matters.

Gerald J. Laber, CPA	66	2004

President, The Catholic Foundation for the Roman Catholic Church in Northern Colorado since January 2008. Investor and community volunteer since 2000. From 1980 to 2000 partner with Arthur Andersen L.L.P. Currently a director, Chair of the Audit Committee and member of the Finance, Compensation and Nominating and Governance Committees of Smart Balance, Inc. (a manufacturer and distributor of heart-healthy food products); currently a director of three companies (Centennial Specialty Foods Corporation, HealtheTech, Inc. and Qualmark Corporation) which were public reporting companies while Mr. Laber served as a director and which ceased being public reporting companies during the past five years. Formerly, during the past five years, a director and Chair of the Audit Committee of Spectralink Corporation until it was acquired in March 2007 and a director and member of Audit Committee of Applied Films Corporation until it was acquired in July 2007.

Mr. Laber brings to the Board extensive experience in accounting, financial matters and strategic planning. He is also an audit committee financial expert.

Their positions on standing committees of the Board of Directors are shown below under “Directors’ Committees”.

There are no family relationships among the executive officers or directors of the Company. There are no arrangements or understandings pursuant to which any of these persons were elected as an executive officer or director.

Executive Officers

The Company has four executive officers. They are Mr. Goldstein, Mr. Hinkle, Mr. Passantino and Brian L. Boberick who is the Chief Financial Officer and Treasurer. Information regarding Mr. Goldstein, Mr. Hinkle and Mr. Passantino is stated above under “Directors.” Information concerning Mr. Boberick is as follows:

Mr. Boberick, 54, a certified public accountant, has been the Chief Financial Officer and Treasurer of the Company since his election to these positions by the Board of Directors on February 24, 2009. Mr. Boberick was formerly Controller/Credit Manager of the Company since October 2000. In his current and prior position with the Company, Mr. Boberick has been involved in, among other things, the daily operations of the finance department, preparation of annual and quarterly reports to the Securities and Exchange Commission, and the Company’s relationships with lenders and others. Prior to joining the Company, Mr. Boberick was a controller at a sports marketing company, held finance positions at two other companies and was a senior auditor at an accounting firm.

The officers of the Company are elected annually at the regular meeting of the Company’s Board of Directors held each May after an annual meeting of shareholders and serve at the pleasure of the Board of Directors.

Directors’ Committees

The Company’s Board of Directors has both a Compensation Committee and an Audit Committee. The Company does not have a nominating committee.

The primary responsibilities of the Compensation Committee include development of an executive compensation philosophy for the Company; origination of all executive compensation proposals; review of the appropriate mix of variable versus fixed compensation; and review of all transactions between the Company and any executive officer or director, whether or not involving compensation. The Compensation Committee operates under resolutions adopted by the Board of Directors that may constitute a charter, a copy of which was attached to the proxy statement for the 2007 Annual Meeting. There is no authority on the part of the Compensation Committee to delegate any of these functions to other persons. The Committee consists currently of three outside directors of the Company and, in addition, the Chairman of the Board of the Company. Current members of the Compensation Committee are Dennis H. Field (Chairperson), Carl A. Bellini, Gerald J. Laber, and Mark E. Goldstein (with Mr. Goldstein having no vote), each of whom is an independent director as defined in the NASDAQ rules, except for Mr. Goldstein.

The Audit Committee has as its primary responsibilities the appointment of the independent auditor for the Company, the pre-approval of all audit and non-audit services, and assistance to the Board of Directors in monitoring the integrity of the financial statements of the Company, the independent auditor’s qualifications, independence and performance and the Company’s compliance with legal requirements. The Audit Committee operates under a written charter adopted by the Board of Directors, a copy of which was attached as an exhibit to the Company’s proxy statement for the 2009 Annual Meeting of shareholders. The current members of the Audit Committee are Gerald J. Laber (Chairperson), Carl A. Bellini and Dennis H. Field. Each member of the Audit Committee is an independent director as defined in the NASDAQ rules. Mr. Laber has the professional experience deemed necessary to qualify as an audit committee financial expert under rules of the Securities and Exchange Commission.

Pursuant to a policy adopted by the Board of Directors, the directors will take into consideration a director nominee submitted to the Company by a shareholder; provided that the shareholder submits the director nominee and reasonable supporting material concerning the nominee by the due date for a shareholder proposal to be included in the Company’s proxy statement for the applicable annual meeting as set forth in rules of the Securities and Exchange Commission then in effect.

Code of Business Conduct and Ethics

The Company has a Code of Business Conduct and Ethics that reflects long-standing positions of the Company and contains additional provisions. The Code applies to all employees, including executive officers, and to directors. The Code concerns, among other things, compliance with applicable law, the avoidance of conflicts of interest, no trading by such a person if the person is aware of information that may be considered material, a prohibition on taking corporate opportunities, competing fairly and honestly, diversity as an asset, the Company’s efforts to provide a safe and healthful work environment, recordkeeping, confidentiality, proper use of Company assets and payments to government personnel. The Code sets forth steps which may be followed if there is a situation where it is difficult to know right from wrong. A copy of the Code of Business Conduct and Ethics may be obtained upon request to: Corporate Secretary, Scott’s Liquid Gold-Inc., 4880 Havana Street, Denver, Colorado 80239.

Compensation Committee Interlocks and Insider Participation

Mr. Dennis Field serves on both the Compensation Committee and the Audit Committee. From 1978 to 1982, Mr. Field was President and Chief Operating Officer of Aquafilter Corporation, a wholly-owned subsidiary of the Company which manufactured cigarette filters. After leaving Aquafilter Corporation, Mr. Field had virtually no contact with the Company from the date of his resignation to 1991 when he was asked to join the Company’s Board. Prior to 1991, he was Executive Vice President/General Manager, U.S. Division, of Faberge. Mr. Field has a distinguished career with significant consumer product companies.

During 2009, none of the Company’s executive officers served on the board or compensation committee of another entity which had one of its executive officers serve as a director of the Company or a member of the Company’s Compensation Committee.

Section 16 Reports

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and beneficial owners of more than 10% of the outstanding shares of the Company to file with the Securities and Exchange Commission reports regarding changes in their beneficial ownership of shares in the Company. To the Company’s knowledge, there was full compliance with all Section 16(a) filing requirements applicable to those persons for reports filed in 2009, except that one report for the grant of stock options on August 11, 2009 to Mr. Boberick was filed approximately one month after the due date.

Item 11.	Executive Compensation.

Executive Compensation

Summary Compensation Table

The following Summary Compensation Table shows the annual and other compensation of the chief executive officer and all other executive officers of the Company at December 31, 2009, for services in all capacities provided to the Company and its subsidiaries for the past two years.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary $(1) (c)	Bonus $(2) (d)	Stock Awards $ (e)	Option awards $(3) (f)	Non-equity incentive plan compensation $ (g)	Non-qualified deferred compensation earnings $ (h)	All Other Compensation ($)(4) (i)	Total $ (j)
Mark E. Goldstein Chairman of the Board, President and Chief Executive Officer	2009	342,000	—	—	—	—	—	66,706	408,706
	2008	355,500	—	—	6,551	—	—	38,886	400,937

Jeffrey R. Hinkle Vice President – Marketing and Sales	2009	192,375	—	—	—	—	—	11,969	204,344
	2008	199,969	—	—	7,628	—	—	12,493	220,090

Dennis P. Passantino Vice President – Operations and Corporate Secretary	2009	165,375	—	—	—	—	—	25,640	191,015
	2008	165,375	—	—	18,852	—	—	24,780	209,007

Brian L. Boberick Controller until February 2009; Treasurer and Chief Financial Officer commencing on February 24, 2009	2009	130,708	—	—	3,511	—	—	23,588	157,807
	2008	107,100	—	—	1,586	—	—	890	109,576

(1)	In September 2008 the Company, as a cost cutting measure, reduced the base salary of each of the following executive officers, with their consents, by 5%: Mr. Goldstein; and Mr. Hinkle.
(2)	The Company had a bonus plan for its executive officers for the year 2009. The plan provided that an amount will be distributed to the Company’s executive officers equal to 10% of the annual before tax profit exceeding $1 million, excluding items that are infrequent, unusual, or extraordinary. Such amount, if any, for 2009 would have been divided among the Company’s executive officers as follows: President, 31%, Vice President-Marketing and Sales, 25%, Treasurer, 22%, and Vice President – Operations, 22%. In no event would a bonus have been paid unless pre-tax profits, excluding the above-mentioned items, exceeded $1,000,000 for the fiscal year, nor would any bonus have been paid on the first $1,000,000 of pre-tax earnings, excluding the above-mentioned items. After receiving the recommendation of the Compensation Committee, the Board of Directors has adopted substantially the same plan for 2010.

(3)	Amounts shown in the column “Option Awards” are the aggregate grant date fair value of stock options granted in 2009 and 2008, computed in accordance with ASC 718. For information on the valuation assumptions for the stock options, please refer to Note 1(n) of the Company’s Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission on March 31, 2010. These amounts do not necessarily correspond to the actual value that may be recognized by the executive officers in the future.

(4)	The dollar amount of All Other Annual Compensation changes from year to year because of fluctuations in the costs of benefits and their timing. All Other Annual Compensation in the table above for 2009 and 2008 is comprised of the following:

	Mark E. Goldstein		Jeffrey R. Hinkle
	2009	2008	2009	2008
Automobile purchase (a)	$12,961	$—	$—	$—
Income taxes on automobile purchase (a)	9,832	—	—	—
Other automobile expenses	1,810	3,227	668	2,049
Memberships	16,882	16,126	—	—
Life insurance	4,716	2,556	1,814	1,814
Income taxes on life insurance	3,578	1,949	1,280	1,272
Medical plan (b)	8,288	7,836	2,354	1,050
Disability insurance	4,672	4,672	4,987	4,987
ESOP (c)	1,094	1,463	866	1,321
Other	2,873	1,057	—	—

Total other compensation	$66,706	$38,886	$11,969	$12,493

	Dennis P. Passantino		Brian L. Boberick
	2009	2008	2009	2008
Automobile purchase (a)	$7,341	$7,349	$5,125	$—
Income taxes on automobile purchase (a)	5,165	5,155	3,608	—
Other automobile expenses	477	1,083	757	—
Memberships	—	—	—	—
Life insurance	1,245	966	4,065	162
Income taxes on life insurance	875	678	2,862	—
Medical plan (b)	6,644	1,968	5,305	—
Disability insurance	3,127	6,487	1,228	—
ESOP (c)	766	1,094	638	728
Other	—	—	—	—

Total other compensation	$25,640	$24,780	$23,588	$890

(a)	Every three to seven years, the Company may provide funds needed, plus an amount to pay resulting income taxes, to each executive officer for the purchase of an automobile. In the case of Mr. Passantino, the amount shown for 2009 and 2008 represents the lease value, and income tax on that value, for his use in 2009 and 2008 of a vehicle leased by the Company. In the first quarter of 2009, under this policy, Mr. Goldstein leased an automobile. Mr. Goldstein had previously not purchased or leased an automobile under this policy since 2000. In the case of Mr. Boberick, the amount shown for 2009 represents an allowance for use of his personally-owned vehicle.
(b)	In addition to group life, health, hospitalization and medical reimbursement plans which generally are available to all employees, the Company has adopted a plan which provides for additional medical coverage of not more than $50,000 per year to each of the Company’s executive officers.
(c)	ESOP compensation for each of the executive officers consists of Company contributions under an Employee Stock Ownership Plan and Trust Agreement (“ESOP”). The Company may contribute annually to the ESOP cash or common stock which, in combination with any employer contribution made to the 401(k) Plan, cannot exceed 25% of all participants’ total compensation (the maximum amount currently deductible under tax laws). The Board of Directors determines whether any contributions will be made for the year. Benefits are allocated to all eligible employees according to a formula based on compensation, except that any income earned on assets of the Trust is allocated to ESOP participants based upon the value that each participant’s account bears to the total value of Trust assets.

Stock Plans

Executive officers and non-employee directors of the Company are eligible to receive stock awards under the Company’s 2005 Stock Incentive Plan as amended, which expires on March 31, 2015. The number of shares available under the 2005 Plan is 1,500,000 shares of common stock. The 2005 Plan provides for the issuance of stock awards consisting of incentive and non-qualified stock options, stock appreciation rights, restrictive stock or restrictive stock units. To date, the Company has only granted stock options under its plans. Eligible persons under the 2005 Plan are full-time and part-time employees, non-employee directors and consultants. Under the 2005 Plan, stock awards vest upon a change in control. All options granted in or prior to 2006 were 100% vested on the date of grant. Options granted after 2006 including those granted to date in 2010 vest 1/48 of the shares subject to the options each month after the date of grant and upon a change in control. The Company’s 1998 Stock Option Plan expired on November 8, 2008 and had covered 1,100,000 shares of common stock. Options under the 1998 Plan remain outstanding. The terms of the 1998 Plan are similar to those of the 2005 Plan.

Option Grants in 2009

On February 24, 2009, the Company’s Board of Directors granted five-year options, effective February 26, 2009, for a total of 90,000 shares of common stock to an executive officer and certain non-employee directors at an exercise price of $0.17 per share (the closing market price on February 26, 2009). The number of shares subject to these options were 30,000 for Mr. Laber (replacing an expired option), 30,000 for Mr. Boberick and 30,000 for Mr. Bellini. On August 11, 2009, the Company’s Board of Directors granted a five-year option, effective on that date, for a total of 3,000 shares of common stock to Mr. Boberick at an exercise price of $0.25 per share (the closing market price on August 11, 2009); this option replaced an expired option. These options vest at 1/48 per month from the date of grant or upon a change in control as indicated above.

Option Grants in 2010

The Company has not granted options to executive officers or directors to date in 2010.

Outstanding Options

No executive officer exercised options during 2009. The Company’s stock awards to executive officers consist of only stock options. The following table summarizes information with respect to each person’s outstanding stock options at December 31, 2009.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2009

	Option Awards						Stock Awards
Name (a)	Number of securities underlying unexercised options # Exercisable (b)		Number of securities underlying unexercised options # Unexercisable (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options # (d)	Option exercise price $ (e)	Option expiration date (f)	Number of shares or units of stock that have not vested # (g)	Market value of shares or units of stock that have not vested $ (h)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested # (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested. (j)
Mark E. Goldstein	80,000		—	—	0.59	May 3, 2010	—	—	—
	50,000		—	—	0.66	Aug. 22, 2010	—	—	—
	18,400		—	—	1.06	Dec. 13, 2010	—	—	—
	11,475	(1)	4,725	—	0.90	Feb. 26, 2012	—	—	—
	19,094	(4)	51,406	—	0.19	Nov. 27, 2013	—	—	—

Jeffrey R. Hinkle	80,000		—	—	0.54	May 3, 2010	—	—	—
	50,000		—	—	0.60	Aug. 22, 2010	—	—	—
	18,400		—	—	0.96	Dec. 13, 2010	—	—	—
	11,475	(1)	4,725	—	0.82	Feb. 26, 2012	—	—	—
	21,396	(4)	57,604	—	0.17	Nov. 27, 2013	—	—	—

Dennis P. Passantino	80,000		—	—	0.54	May 3, 2010	—	—	—
	5,000		—	—	0.60	Aug. 22, 2010	—	—	—
	18,400		—	—	0.96	Dec. 13, 2010	—	—	—
	18,558	(1)	7,642	—	0.82	Feb. 26, 2012	—	—	—
	26,125	(3)	30,875	—	0.55	Feb. 25, 2013
	2,167	(4)	5,833	—	0.17	Nov. 27, 2013

Brian L. Boberick	7,000		—	—	0.54	May 3, 2010	—	—	—
	2,000		—	—	0.96	Dec. 13, 2010	—	—	—
	7,083	(1)	2,917	—	0.82	Feb. 26, 2012	—	—	—
	1,750	(2)	1,250	—	0.82	Sept. 3, 2012	—	—	—
	2,292	(3)	2,708	—	0.55	Feb. 25, 2013	—	—	—
	6,250	(5)	23,750	—	0.17	Feb. 23, 2014	—	—	—
	250	(6)	2,750	—	0.25	Aug. 10, 2014

(1)	These options were granted on February 27, 2007 and vest 1/48 per month from date of grant.

(2)	These options were granted on September 4, 2007 and vest 1/48 per month from date of grant.
(3)	These options were granted on February 26, 2008 and vest 1/48 per month from date of grant.
(4)	These options were granted on November 28, 2008 and vest 1/48 per month from date of grant.
(5)	These options were grated on February 24, 2009 and vest 1/48th per month from the date of grant.
(6)	These options were grated on August 11, 2009 and vest 1/48th per month from the date of grant.

Compensation of Directors

Three directors are full-time executive officers of the Company and receive no additional compensation for service as a director. Carl A. Bellini, Dennis H. Field, and Gerald J. Laber were in 2009 and are currently non-employee directors. Mr. Johnson was an executive officer until January 29, 2009 and is currently a non-employee director. The Company paid $2,250 per month (through November 30, 2009) to each non-employee director for his services as director. Beginning December 2009, compensations paid per month to directors Bellini, Field, and Johnson were reduced to $1,125 per month, while director Laber’s compensation was reduced to $1,250 per month. The following table shows the annual and other compensation of the non-employee directors at December 31, 2009 for services to the Company for 2009.

DIRECTOR COMPENSATION FOR 2009

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)(1)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)		Total ($) (j)
Carl A. Bellini	25,875	—	3,007	—	—	—		28,882
Dennis H. Field	25,875	—	—	—	—	—		25,875
Gerald J. Laber	26,000	—	3,007	—	—	—		29,007
Jeffry B. Johnson	23,625	—	—	—	—	84,973	(2)	108,598

(1)	Amounts shown in the column “Option Awards” are the aggregate grant date fair value of stock options granted in 2009, computed in accordance with ASC 718. For information on the valuation assumptions for the stock options, please refer to Note 1(n) of the Company’s Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission on March 31, 2010. These amounts do not necessarily correspond to the actual value that may be recognized by the directors in the future.

(2)	Amounts shown in the column “All Other Compensation” with respect to Mr. Johnson represent salary paid of $14,995 through his date of retirement (January 29, 2009) plus $69,978 in vacation time accrued through his retirement date.

The following table summarizes information with respect to each non-employee director’s outstanding stock options at December 31, 2009:

	Outstanding Options at December 31, 2009
Name	Number of Securities Underlying Unexercised Options # Exercisable		Number of Securities Underlying Unexercised Options # Unexercisable	Option Exercise Price $	Option Expiration Date
Carl A. Bellini	30,000		—	0.54	May 4, 2010
	30,000		—	0.60	August 22, 2010
	25,000		—	0.60	August 22, 2010
	35,417	(1)	14,583	0.82	February 26, 2012
	6,250	(4)	23,750	0.17	February 23, 2014

Dennis H. Field	25,000		—	0.60	August 22, 2010
	70,833	(1)	29,167	0.82	February 26, 2012
	12,188	(2)	32,812	0.17	November 27, 2013

Gerald J. Laber	30,000		—	0.60	August 22, 2010
	30,000		—	0.96	December 13, 2010
	21,250	(1)	8,750	0.82	February 26, 2012
	6,250	(4)	23,750	0.17	February 23, 2014

Jeffry B. Johnson	80,000		—	0.54	May 3, 2010
	50,000		—	0.60	August 22, 2010
	18,400		—	0.96	December 13, 2010
	11,475	(1)	4,725	0.82	February 26, 2012
	19,250	(3)	22,750	0.55	February 25, 2013
	2,167	(2)	5,833	0.17	November 27, 2013

(1)	These options were granted on February 27, 2007 and vest 1/48 per month from the date of grant.
(2)	These options were granted on November 28, 2008 and vest 1/48 per month from the date of grant.
(3)	These options were granted on February 26, 2008 and vest 1/48 per month from the date of grant.
(4)	These options were granted on February 24, 2009 and vest 1/48 per month from the date of grant.

For information on plans under which non-employee directors may receive stock awards, please see “Executive Compensation – Stock Plans” above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Shareholders

The following persons are the only persons known to the Company who on March 31, 2010, owned beneficially more than 5% of the Company’s common stock, its only class of outstanding voting securities:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Mark E. Goldstein 4880 Havana Street Denver, Colorado 80239	2,779,466	(1)(2)	25.3%

Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan 4880 Havana Street Denver, Colorado 80239	1,245,309	(3)	11.5%

Yorktown Avenue Capital, LLC and Boston Avenue Capital, LLC 415 South Boston, 9th Floor Tulsa, Oklahoma 74103	1,578,530	(4)	14.6%

(1)	Includes 2,126,473 shares held by the Goldstein Family Partnership, Ltd., a limited partnership of which the general partner is the Goldstein Family Corporation and whose limited partners include Mark E. Goldstein, his children, a sister, and certain other relatives. Mr. Goldstein is the sole director and sole executive officer of the Goldstein Family Corporation, and he owns 100% of the outstanding stock of the Goldstein Family Corporation. Mr. Goldstein has the sole voting and disposition powers with respect to these shares of the Company owned by the Goldstein Family Partnership, Ltd. Also includes 188,001 shares underlying stock options granted by the Company and exercisable within 60 days, and 86,670 shares held by Mr. Goldstein’s children. Includes 52,600 shares held jointly by Mr. Goldstein and his wife. Does not include 25,890 shares of the Company’s common stock owned by Mr. Goldstein’s spouse, and 500 shares underlying stock options granted on March 23, 2010 by the Company to Mr. Goldstein’s spouse as a part-time employee and which vest over 48 months, as to which shares Mr. Goldstein disclaims any beneficial ownership.
(2)	Does not include 134,370 shares held by the Company’s Employee Stock Ownership Plan attributable to Mr. Goldstein’s vested interest in the Plan as of December 31, 2009.
(3)	The five-person committee administering the Employee Stock Ownership Plan directs the voting of shares held under such Plan. The Company’s four executive officers are members of this five-person committee.
(4)	Yorktown Avenue Capital, LLC and Boston Avenue Capital, LLC are limited liability companies managed by Value Fund Advisors, LLC. This information is based upon filings by Yorktown Avenue Capital, LLC and Boston Avenue Capital, LLC with the Securities and Exchange Commission.

SECURITY OWNERSHIP OF MANAGEMENT

The following table shows as of March 31, 2010, the shares of the Company’s common stock beneficially owned by each director and executive officer of the Company and the shares beneficially owned by all of the directors and executive officers as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Mark E. Goldstein	2,779,466	(2)(3)(4)	25.3%
Jeffrey R. Hinkle	313,066	(3)(4)(5)	2.8%
Dennis P. Passantino	209,751	(3)(4)	1.9%
Brian L. Boberick	33,939	(3)(4)	0.3%
Carl A. Bellini	141,300	(3)	1.3%
Dennis H. Field	126,625	(3)	1.2%
Jeffry B. Johnson	225,188	(3)(4)(6)	2.1%
Gerald J. Laber	93,750	(3)	0.9%
All Directors and executive officers as a Group (eight persons)	3,923,085	(3)(4)	33.0%

(1)	Beneficial owners listed have sole voting and disposition power with respect to the shares shown unless otherwise indicated.
(2)	For information regarding Mr. Goldstein’s beneficial ownership of shares, see footnote 1 under the table in “Voting Securities and Principal Shareholders.”
(3)	For each named person, includes the following number of shares underlying stock options granted by the Company and exercisable within 60 days: 188,001 for Mr. Goldstein; 191,188 for Mr. Hinkle; 159,751 for Mr. Passantino, 31,939 for Mr. Boberick, 135,000 for Mr. Bellini; 123,125 for Mr. Field; 188,188 for Mr. Johnson; 93,750 for Mr. Laber; and 1,110,942 for directors and executive officers as a group.
(4)	Does not include shares owned by the Company’s Employee Stock Ownership Plan under which, at December 31, 2009, Mark E. Goldstein had a vested interest in 134,370 shares, Jeffrey R. Hinkle had a vested interest in 91,852 shares, Dennis P. Passantino had a vested interest in 72,598 shares, Brian L. Boberick had a vested interest in 21,221 shares, and Jeffry B. Johnson had a vested interest in 81,489 shares.
(5)	Of Mr. Hinkle’s shares, 121,878 shares are held in a revocable trust of which Mr. Hinkle and his wife are co-trustees.
(6)	Of Mr. Johnson’s shares, 32,000 are held jointly by Mr. Johnson and his wife.

There has been no change in control of the Company since the beginning of the last fiscal year, and there are no arrangements known to the Company, including any pledge of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

For information on equity compensation plans of the Company, please see “Equity Plans” in Item 5, Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, in this Report as filed on March 31, 2010, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Transactions

The Company has indemnification agreements with each of its directors and executive officers. These agreements provide for indemnification and advancement of expenses to the full extent permitted by law in connection with any proceeding in which the person is made a party because the person is a director or officer of the Company. They also state certain procedures, presumptions and terms relevant to indemnification and advancement of expenses.

Independence

For information on Board members who are considered independent as defined in NASDAQ rules and on members of the Audit Committee and Compensation Committee, please see Item 10, Directors, Executive Officers and Corporate Governance, above which information is incorporated herein by reference.

Parent

Because of his beneficial ownership of the Company’s stock and his positions as President, Chief Executive Officer and Chairman, Mark E. Goldstein may be considered a parent (i.e., a controlling person) of the Company. See Item 12 above for information regarding beneficial ownership of the Company’s stock and see Item 10 for the positions of Mr. Goldstein in the Company.

Item 14.	Principal Accountant Fees and Services.

General

Ehrhardt Keefe Steiner & Hottman PC served as the Company’s independent auditors for the fiscal year ended December 31, 2009. Ehrhardt Keefe Steiner & Hottman PC has been the Company’s independent auditors since June, 2003.

Disclosure of Auditor Fees

The following is a description of the fees billed to the Company by its independent registered public accounting firm (Ehrhardt Keefe Steiner & Hottman PC) for each of the years ended December 31, 2009 and 2008.

Audit and Non-Audit Fees	2009	2008
Audit fees	$60,184	$60,237
Audit-related fees	1,185	2,603
Tax fees	2,500	2,400
All other fees	—	—

Total	$63,869	$65,240

Audit fees are for the audit of the Company’s annual financial statements, the review of the Company’s Form 10-K and the quarterly reviews of our financial statements included in Forms 10-Q. Audit-related fees include review of correspondence between the Company and the SEC. Tax fees primarily include tax compliance, tax advice, including the review of, and assistance in the preparation of, federal and state tax returns.

Policy on Pre-Approval of Audit and Non-Audit Services

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent public accountants. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services. The Audit Committee has delegated limited pre-approval authority to its chairperson. The chairperson is required to report any decisions to pre-approve such services to the full Audit Committee at its next meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Consolidated Financial Statements: Previously filed.

Exhibits

Exhibit Number	Document

31.3	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.2	Section 1350 Certification.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOTT’S LIQUID GOLD-INC.,
a Colorado corporation

By:	/s/ Mark E. Goldstein
Mark E. Goldstein, President and
Chief Executive Officer
Principal Executive Officer

By:	/s/ Brian L. Boberick
Brian L. Boberick, Treasurer and
Chief Financial Officer
Principal Financial Officer and
Principal Accounting Officer

Date:	April 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title		Signature
April 30, 2010	Mark E. Goldstein,	)
	Director,	)
	President and	)
	Chief Executive Officer	)
)

April 30, 2010	Jeffrey R. Hinkle,	)
	Director	)
)

April 30, 2010	Dennis P. Passantino,	)	/s/ Mark E. Goldstein Mark E. Goldstein, for himself and as Attorney-in-Fact for the named directors who together constitute all of the members of the Board of Directors and for the named Officers
	Director	)
)
April 30, 2010	Carl A. Bellini,	)
	Director	)
)

April 30, 2010	Dennis H. Field,	)
	Director	)
)

April 30, 2010	Jeffry B. Johnson,	)
	Director	)
)

April 30, 2010	Gerald J. Laber,	)
	Director	)
)

April 30, 2010	Brian L. Boberick,	)
	Treasurer and	)
	Chief Financial Officer	)