Form 10-Q
period 2010-03-31
SCOTTS LIQUID GOLD INC
filed 2010-05-14
CIK 88000

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTERLY PERIOD ENDED
                             March 31, 2010

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

	As of May 13, 2010, the Registrant had 10,795,000 of its $0.10 par value common stock outstanding.




PART I	FINANCIAL INFORMATION

Item 1.		Financial Statements

             SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
         Consolidated Statements of Operations (Unaudited)

                                          Three Months Ended
                                               March 31,
                                           2010          2009
                                       -----------   -----------
Net sales                              $ 3,599,400   $ 3,891,900
                                       -----------   -----------
Operating costs and expenses:
   Cost of Sales                         1,881,100     2,245,700
   Advertising                              71,400        72,200
   Selling                                 963,500     1,032,200
   General and administrative              609,500       657,600
                                       -----------   -----------
                                         3,525,500     4,007,700
                                       -----------   -----------

Income (loss) from operations               73,900      (115,800)

Interest and other income                   34,500         2,900
Interest expense                           (69,200)      (74,600)
                                       -----------   -----------
Income (loss) before income taxes           39,200      (187,500)

Income tax expense (benefit)                  -             -
                                       -----------   -----------
Net income (loss)                      $    39,200   $  (187,500)
                                       ===========   ===========

Net income (loss) per common share
 (Note 2):
   Basic & Diluted                     $      -      $     (0.02)
                                       ===========   ===========

Weighted average shares outstanding:
   Basic                                10,795,000    10,732,000
                                       ===========   ===========
   Diluted                              11,196,750    10,732,000
                                       ===========   ===========

See accompanying notes to consolidated financial statements.









                   SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
                        Consolidated Balance Sheets

                                            March 31,    December 31,
                                              2010           2009
                                          ------------   ------------
                                          (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents              $   646,100    $   654,100
   Investment securities                         -             4,300
   Trade receivables, net of allowance
    of $60,000 and $59,800, respectively,
    for doubtful accounts                     338,400        314,400
   Trade receivables, collateralized, net     658,300           -
   Inventories, net                         2,174,700      1,984,600
   Prepaid expenses                           206,500        142,300
                                          -----------    -----------
     Total current assets, net              4,024,000      3,099,700

Property, plant and equipment, net         11,432,600     11,554,100

Other assets                                  104,900        110,000
                                          -----------    -----------
          TOTAL ASSETS                    $15,561,500    $14,763,800
                                          ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current  liabilities:
   Obligations collateralized
    by receivables                        $   396,100    $      -
   Accounts payable                         1,545,900      1,109,900
   Accrued payroll and benefits               648,200        578,900
   Other accrued expenses                     287,300        370,000
   Current maturities of long-term debt       322,200        319,600
                                          -----------    -----------
      Total current liabilities             3,199,700      2,378,400

Long-term debt, net of current maturities   3,952,300      4,034,300
                                          -----------    -----------
          TOTAL LIABILITIES                 7,152,000      6,412,700

Shareholders' equity:
   Common stock; $.10 par value, authorized
     50,000,000 shares; issued and
     outstanding 10,795,000 shares,
     and 10,795,000 shares, respectively    1,079,500      1,079,500
   Capital in excess of par                 5,283,800      5,264,300
   Accumulated comprehensive income              -               300
   Retained earnings                        2,046,200      2,007,000
                                          -----------    -----------
      Shareholders' equity                  8,409,500      8,351,100
                                          -----------    -----------

   TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $15,561,500    $14,763,800
                                          ===========    ===========

See accompanying notes to consolidated financial statements.

                    SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                 -------------------------
                                                     2010          2009
                                                 -----------   -----------
Cash flows from operating activities:
Net income (loss)                                $    39,200   $  (187,500)
                                                 -----------   -----------
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
      Depreciation and amortization                  128,400       134,200
      Stock issued to ESOP                              -           17,000
      Stock-based compensation                        19,500        18,900
      Gain on sale of securities                        (300)         -
      Changes in assets and liabilities:
         Proceeds from sale of accounts receivable      -          982,100
         Trade and other receivables, net           (338,600)   (1,019,400)
         Inventories, net                           (190,100)     (117,700)
         Prepaid expenses and other assets           (64,200)      (23,200)
         Accounts payable and accrued expenses       586,100       264,500
                                                 -----------   -----------
         Total adjustments to net income (loss)      140,800       256,400
                                                 -----------   -----------
               Net Cash Provided by
                Operating Activities                 180,000        68,900
                                                 -----------   -----------

Cash flows from investing activities:
    Proceeds from sale of securities                   4,300          -
    Real estate brokerage fees                       (41,200)         -
    Purchase of property, plant & equipment           (1,800)         -
                                                 -----------   -----------
               Net Cash Used by
                Investing Activities                 (38,700)         -
                                                 -----------   -----------

Cash flows from financing activities:
    Proceeds (payments) on obligations
     collateralized by receivables                   (69,900)         -
    Principal payments on long-term borrowings       (79,400)      (67,900)
                                                 -----------   -----------
               Net Cash Used by
                Financing Activities                (149,300)      (67,900)
                                                  ----------   -----------
Net Increase (Decrease) in Cash and
 Cash Equivalents                                     (8,000)        1,000

Cash and Cash Equivalents, beginning of period       654,100       909,900
                                                 -----------   -----------
Cash and Cash Equivalents, end of period         $   646,100   $   910,900
                                                 ===========   ===========

Supplemental disclosures:
    Cash Paid during period for:
      Interest                                   $    69,200   $    74,600
                                                 ===========   ===========

See accompanying notes to consolidated financial statements.



SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 1.	Summary of Significant Accounting Policies

(a)	Company Background
	Scott's Liquid Gold-Inc. (a Colorado corporation) was incorporated on February 15, 1954. Scott's Liquid Gold-Inc. and its wholly-owned subsidiaries (collectively, "we" or "our") manufacture and market quality household and skin care products, and we fill, package and market our Mold Control 500 product. Since the first quarter of 2001, we have acted as the distributor in the United States for beauty care products contained in individual sachets and manufactured by Montagne Jeunesse.
In 2006 and 2007, we began the distribution of certain other products.
Our business is comprised of two segments -- household products and skin care products.

(b)	Principles of Consolidation
	Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

(c)	Basis of Preparation of Financial Statements
	We have prepared these unaudited interim consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading.
In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal recurring nature. These interim financial statements should be read in conjunction with our financial statements included in our 2009 Annual Report on Form 10-K. The results of operations for the interim period may not be indicative of the results to be expected for the full fiscal year.

(d)	Use of Estimates
	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include, but are not limited to, realizability of deferred tax assets, reserves for slow moving and obsolete inventory, customer returns and allowances, coupon redemptions, bad debts, and stock-based compensation.

(e)	Cash Equivalents
	We consider all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.

(f)	Investments in Marketable Securities
	We follow FASB authoritative guidance as it relates to accounting for certain investments in debt and equity securities which requires that we classify investments in marketable securities according to management's intended use of such investments. We invest our excess cash and have established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. We consider all investments as available for use in our current operations and, therefore, classify them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, reported net of tax, as a separate component of shareholders' equity and comprehensive income (loss). The cost of the securities sold is based on the specific identification method. Investments in corporate and government securities as of December 31, 2009, are scheduled to mature within one year.

(g)	Sale of Accounts Receivable
	On November 3, 2008, effective as of October 31, 2008, we established a $1,200,000 factoring line with an asset-based lender, Summit Financial Resources ("Lender"), and secured by accounts receivable, inventory, any lease in which we are a lessor, all investment property and guarantees by our active subsidiaries. This facility enables us to sell selected accounts receivable invoices to the Lender with full recourse against us. During the first three months of 2010, we sold approximately $2,618,000 of our accounts receivable invoices to the Lender under a financing agreement for approximately $1,833,200. The Company retains an interest equal to 30% of the total accounts receivable invoice sold to the Lender less a collateral management fee of 0.28% for each 10-day period that an accounts receivable invoice is uncollected plus a daily finance fee, based on Wall Street Journal prime (3.25% at March 31, 2010) plus 1%, imposed on (a) the net of the outstanding accounts receivable invoices less
(b) retained amounts due to us. At March 31, 2010, approximately $803,900 of this credit line was available for future factoring of accounts receivable invoices.

	We have adopted the FASB's amended authoritative guidance which was issued in June 2009 and which became effective January 1, 2010 as it relates to distinguishing between transfers of financial assets that are sales from transfers that are secured borrowings. Under this new guidance as adopted by the Company effective January 1, 2010, the reporting of the sale of accounts receivable is treated as a secured borrowing rather than as a sale. As a result, affected accounts receivable are reported under Current Assets within the Company's balance sheet as "Trade receivables, securitized" subject to reserves for doubtful accounts, returns and other allowances. Similarly, the net liability owing to Summit Financial Resources appears as "Obligations collateralized by receivables" within the Current Liabilities section of the Company's balance sheet. Net Proceeds received from the sale of accounts receivable appear as cash provided or used by financing activities within the Company's Consolidated Statements of Cash Flows. Early adoption of this amended guidance was not permitted. Under the authoritative guidance in effect prior to the amended guidance noted above, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

(h)	Inventories
	Inventories consist of raw materials and finished goods and are stated at the lower of cost (first-in, first-out method) or market. We record a reserve for slow moving and obsolete products and raw materials. We estimate reserves for slow moving and obsolete products raw materials based upon historical and anticipated sales.

	Inventories were comprised of the following at:

                              March 31, 2010      December 31, 2009
                              --------------      -----------------
      Finished goods           $ 1,263,500          $ 1,244,700
      Raw materials              1,327,500            1,150,500
      Inventory reserve
       for obsolescence           (416,300)            (410,600)
                               -----------          -----------
                               $ 2,174,700          $ 1,984,600
                               ===========          ===========

(i)	Property, Plant and Equipment
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

	The recorded amounts for cash and cash equivalents, receivables, other current assets, and obligations collateralized by receivables, accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. Our long-term debt bears interest at a fixed rate that adjusts annually on the anniversary date to a then prime rate. The carrying value of long-term debt approximates fair value as of March 31, 2010 and December 31, 2009.

(k)	Long-Lived Assets
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

	As of December 31, 2009, due to changes in the real estate market in Denver, Colorado and the continuing economic downturn, we conducted an evaluation into fair value impairment as regards our property, plant and equipment with particular attention to our land and buildings ("facilities") which have an original cost of $17,485,800 and a depreciated book value at December 31, 2009 of approximately
$10,792,700.  For the facilities, we performed an evaluation utilizing an income capitalization model employing rental, vacancy and capitalization rates obtained from independent market data relative to our area of the Denver market as well as the actual rental rate in effect in the current lease of a portion of our office space. This evaluation returned a range of fair value estimates in excess of
(a) the carrying value of the facilities and (b) the current listing price for the facilities. We currently have the facilities listed for sale at the price of $11,500,000 for the improved property plus an unstated amount for an unimproved, adjacent 5.5 acre parcel of land with
a value estimated by us at $1,200,000.   Based upon our evaluation, we
find there to be no impairment in the carrying values of our long-lived assets at December 31, 2009 and there have been no events or changes in circumstances that indicate the fair value of the facilities has declined in the three months ended March 31, 2010; however, the valuation of our facilities can be affected by future events including the commercial real estate market in which our facilities are located.

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
	Revenue is recognized when an arrangement exists to sell our product, we have delivered such product in accordance with that arrangement, the sales price is determinable, and collectibility is probable. Reserves for estimated market development support, pricing allowances and returns are provided in the period of sale as a reduction of revenue. Reserves for returns and allowances are recorded as a reduction of revenue, and are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. At March 31, 2010 and December 31, 2009 approximately $381,000 and $403,000, respectively, had been reserved as a reduction of accounts receivable, and approximately $23,000 and $23,000, respectively, had been accrued as current liabilities. Co-op advertising, marketing funds, slotting fees and coupons are deducted from gross sales and totaled $202,800 and $356,200 in the quarters ended March 31, 2010 and 2009, respectively.

(n)	Advertising Costs
	Advertising costs are expensed as incurred.

(o)	Stock-based Compensation
	During the first quarter of 2010, we granted 21,000 options for shares of our common stock to certain employees at $0.30 per share.
The options which vest ratably over forty-eight months, or upon a change in control, and which expire after five years, were granted at or above the market value as of the date of grant.

	The weighted average fair market value of the options granted in the first quarter of 2010 and 2009 were estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

                                        March 31, 2010   March 31, 2009
                                        --------------   --------------
Expected life of options
  (using the "simplified" method)          4.5 years       4.5 years
Risk-free interest rate                    2.6%            1.9%
Expected volatility of stock               120%             75%
Expected dividend rate                     None            None

	Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) under authoritative guidance issued by the FASB was $19,500 in the three months ended March 31, 2010. Approximately $110,400 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next forty-seven months. In accordance with this same authoritative guidance, there was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible. With respect to the non-cash expense associated with the options granted to the non-employee directors, no tax benefit was recognized due to the existence of as yet unutilized net operating losses. At such time as these operating losses have been utilized and a tax benefit is realized from the issuance of non-qualified stock options, a corresponding tax benefit may be recognized.

(p)	Comprehensive Income
	We follow FASB authoritative guidance which establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income includes all changes in equity during a period from non-owner sources.

	The following table is a reconciliation of our net income (loss) to our total comprehensive income (loss) for the quarters ended
March 31, 2010 and 2009:

                                        2010            2009
                                    -----------     -----------
	Net income (loss)             $    39,200     $  (187,500)
	Unrealized gain (loss) on
	 investment securities               -               (100)
                                    -----------     -----------
	Comprehensive income (loss)   $    39,200     $  (187,600)
                                    ===========     ===========

(q)	Operating Costs and Expenses Classification
	Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out and nominal outside warehousing costs as a component of selling expense on the accompanying Consolidated Statement of Operations. Shipping and handling costs totaled $294,800 and $346,000, for the quarters ended March 31, 2010 and 2009, respectively.

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

	In June 2009, the FASB issued an amendment to its pre-existing guidance as relates to accounting for transfers of financial assets and
extinguishments of liabilities.   This new guidance, which is effective
January 1, 2010, changed the Company's current accounting treatment as regards the sale of accounts receivable invoices as discussed in
Note 1(g).  Early adoption of this amended guidance was not permitted.

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

	Per share data was determined by using the weighted average number of common shares outstanding. Potentially dilutive securities, including stock options, are considered only for diluted earnings per share, unless considered anti-dilutive. The potentially dilutive securities are comprised of outstanding stock options of 1,932,650 and 1,922,900 at March 31, 2010 and 2009, respectively. At March 31,
2010, those securities for which the average market price for the three months ended March 31, 2010 exceeded the exercise price total approximately 401,750 shares. Such securities were excluded from the computation of weighted average shares outstanding at March 31, 2009 due to their anti-dilutive effect.

	A reconciliation of the weighted average number of common shares outstanding for the three months ended March 31 follows:

                                            2010         2009
                                         ----------   ----------
Common shares outstanding,
  beginning of the year                  10,795,000   10,695,000
Shares issued to ESOP (a)                      -          37,000
Stock options exercised                        -            -
                                         ----------   ----------
Weighted average number of
  common shares outstanding              10,795,000   10,732,000

Dilutive effect of common share
  equivalents                               401,750         -
                                         ----------   ----------
Diluted weighted average number
  of common shares outstanding           11,196,750   10,732,000
                                         ==========   ==========

	(a)	In February 2009, the Board of Directors authorized and the
Company issued 100,000 shares of common stock to the Employee Stock Ownership Plan, which had a market price of $0.17 per share.

	At March 31, 2010, there were authorized 50,000,000 shares of our $.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series. None of the preferred stock was issued or outstanding at March 31, 2010.

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








	The following provides information on our segments for the three months ended March 31:

                                2010                      2009
                       -----------------------  ------------------------
                       Household    Skin Care    Household    Skin Care
                       Products     Products     Products     Products
                      -----------  -----------  -----------  -----------
Net sales to
 external customers   $ 1,966,700  $ 1,632,700  $ 1,826,700  $ 2,065,200
                      ===========  ===========  ===========  ===========
Income (loss) before
 profit sharing,
 bonuses and
 income taxes         $   154,100  $  (114,900) $  (140,400) $   (47,100)
                      ===========  ===========  ===========  ===========
Identifiable assets   $ 3,044,800  $ 4,204,700  $ 2,790,600  $ 4,586,900
                      ===========  ===========  ===========  ===========

	The following is a reconciliation of segment information to consolidated information for the three months ended March 31:

                                               2010          2009
                                           -----------   -----------
Net sales to external customers            $ 3,599,400   $ 3,891,900
                                           ===========   ===========
Income (loss) before profit sharing,
  bonuses and income taxes                 $    39,200   $  (187,500)
                                           ===========   ===========
Consolidated income (loss) before
  income taxes                             $    39,200   $  (187,500)
                                           ===========   ===========
Identifiable assets                        $ 7,249,500   $ 7,377,500
Corporate assets                             8,312,000     9,160,300
                                           -----------   -----------
Consolidated total assets                  $15,561,500   $16,537,800
                                           ===========   ===========

	Corporate assets noted above are comprised primarily of our cash and investments, and property and equipment not directly associated with the manufacturing, warehousing, shipping and receiving activities.

Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations

	During the first quarter of 2010, we experienced an overall decrease in net sales of $292,500 as compared to the first quarter of 2009. Our net income was $39,200 in the first quarter of 2010 versus a net loss of $187,500 in the first quarter of 2009. This $226,700 improvement in our result of operations resulted from improved gross margins for household products and a reduction in operating expenses as detailed below.



             Summary of Results as a Percentage of Net Sales

                                   Year Ended       Three Months Ended
                                  December 31,          March 31,
                                      2009           2010       2009
                                  -----------      --------   --------
Net sales
   Scott's Liquid Gold
    household products                50.6%          54.6%      46.9%
   Skin care products                 49.4%          45.4%      53.1%
                                     ------         ------     ------
Total Net Sales                      100.0%         100.0%     100.0%
Cost of Sales                         58.0%          52.3%      57.7%
                                     ------         ------     ------
Gross profit                          42.0%          47.7%      42.3%
Other revenue                          0.2%           1.0%       0.1%
                                     ------         ------     ------
                                      42.2%          48.7%      42.4%
                                     ------         ------     ------
Operating expenses                    48.5%          45.7%      45.3%
Interest expense                       2.1%           1.9%       1.9%
                                     ------         ------     ------
                                      50.6%          47.6%      47.2%
                                     ------         ------     ------

Income (loss) before income taxes     (8.4%)          1.1%      (4.8%)
                                     ======         ======     ======

	Our gross margins may not be comparable to those of other entities, because some entities include all of the costs related to their distribution network in cost of sales and others, like us, exclude a portion of them (freight out to customers and nominal outside warehouse costs) from gross margin, including them instead in the selling expense line item. See Note 1 (q), Operating Costs and Expenses Classification, to the unaudited Consolidated Financial Statements in this Report.

                           Comparative Net Sales

                                                                Percentage
                                                                 Increase
                                      2010           2009       (Decrease)
                                  -----------    -----------    ----------
Scott's Liquid Gold and other
 household products               $ 1,848,100    $ 1,605,600       15.1%
Touch of Scent                        118,600        221,100      (46.4%)
                                  -----------    -----------     ---------
     Total household
      chemical products             1,966,700      1,826,700        7.7%
                                  -----------    -----------     ---------

Alpha Hydrox and other skin care      802,200      1,029,900      (22.1%)
Montagne Jeunesse and other
 distributed skin care                830,500      1,035,300      (19.8%)
                                  -----------    -----------     ---------
     Total skin care products       1,632,700      2,065,200      (20.9%)
                                  -----------    -----------     ---------

          Total Net Sales         $ 3,599,400    $ 3,891,900       (7.5%)
                                  ===========    ===========     =========

Three Months Ended March 31, 2010
Compared to Three Months Ended March 31, 2009

	Consolidated net sales for the first quarter of the current year were $3,599,400 versus $3,891,900 for the first three months of 2009, a decrease of $292,500. Average selling prices for the first quarter of 2010 were down by $13,800 over the first quarter of 2009 with household products being up by $30,300, while skin care products were down by $44,100. This decrease in selling prices reflects efforts to expand distribution of our manufactured skin care products. Co-op advertising, marketing funds, slotting fees, and coupons paid to retailers are deducted from gross sales, and totaled $202,800 in the first quarter of 2010 versus $356,200 in the same quarter in 2009, a decrease of $153,400 or 43.1%. This decrease consisted of a decrease in coupon expense of $3,800, a decrease in co-op marketing funds of $94,800, and a decrease in slotting fee expenses of $54,800.

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

	From January 1, 2007 through March 31, 2010, our product returns (as a percentage of gross revenue) have averaged as follows: household products 0.4%, Montagne Jeunesse products 2.9%, and our Alpha Hydrox and other skin care products 3.9%. The level of returns as a percentage of gross revenue for the household products and Montagne Jeunesse products have remained fairly constant as a percentage of sales over that period while the Alpha Hydrox and other skin care products return levels have fluctuated. More recently, as our sales of the skin care products have declined we have seen a decrease in returns as a percentage of gross revenues. The products returned in the three months ended March 31, 2010 (indicated as a percentage of gross revenues) were: household products 0.5%, Montagne Jeunesse products 1.4%, and our Alpha Hydrox and other skin care products 0.8%. We are not aware of any industry trends, competitive product introductions or advertising campaigns at this time which would cause returns as a percentage of gross sales to be materially different for the current fiscal year than for the above averages. Furthermore, our management is not currently aware of any changes in customer relationships that we believe would adversely impact anticipated returns. However, we review our reserve for returns quarterly and we regularly face the risk that the existing conditions related to product returns will change.

	During the first quarter of 2010, net sales of skin care products accounted for 45.4% of consolidated net sales compared to 53.1% for the same quarter in 2009. Net sales of these products for that period were $1,632,700 in 2010 compared to $2,065,200 in 2009, a decrease of
$432,500 or 20.9%. Our decrease in net sales of skin care products was comprised of a decrease of $204,800 in sales of products for which we act as a distributor and a decrease of $227,700 in our manufactured skin care product lines.

	Overall, net sales of our line-up of distributed products, including Montagne Jeunesse, totaled $830,500 in the first quarter of 2010 as compared to net sales of $1,035,300 in the same period of 2009, a decrease of $204,800 or 19.8%. This sales decrease is primarily the result of a reduced selection of the Montagne Jeunesse products with our largest retail customer; the decrease commencing in approximately the third quarter of 2009, offset in part by introductory sales of Batiste dry shampoo. Net sales of other distributed skin care products were nominal in the first quarter of both 2010 and 2009.

	Similarly, net sales of our Alpha Hydrox and other manufactured skin care products declined $227,700, or 22.1%, from $1,029,900 in the first quarter of 2009 to $802,200 for the same period of 2010. This sales decrease was attributable primarily to the discontinued sale of our Massage Oils by our largest retail customer.

	Sales of household products for the first quarter of 2010 accounted for 54.6% of consolidated net sales compared to 46.9% for the same period in 2009. These products are comprised of Scott's Liquid Gold wood care products, Mold Control 500, Clean Screen, and Touch of Scent. During the quarter ended March 31, 2010 sales of household products were $1,966,700 as compared to $1,826,700 for the same period in 2009, an increase of $140,000, or 7.7%. Sales of Scott's Liquid Gold products increased by $246,500, or 16.4%, in 2010 versus 2009 while Mold Control 500 sales were down by $4,000, or 4.0%, and sales of Touch of Scent products declined $102,500, or 46.4%, in the same comparative periods. The increase in sales of Scott's Liquid Gold products is primarily attributable to the introduction of "Clean Screen," a surface cleaner for sensitive electronics including HDTV screens, computer monitors and other such devices, coupled with a modest increase in sales of wood care products and a $49,300 decrease in co-op marketing costs. The decrease in sales of Touch of Scent products is attributable primarily to the discontinuation of the air freshener products Cube Scents and Odor Extinguisher in 2008 and 2009.

	As sales of a consumer product decline, there is the risk that retail stores will stop carrying the product. The loss of any significant customer for any skin care products, "Scott's Liquid Gold" wood care or mold remediation products could have a significant adverse impact on our revenues and operating results.

	We also believe that the introduction of successful new products, including line extensions of existing products, such as the wood wash and our mold remediation product, using the name "Scott's Liquid Gold", are important in our efforts to maintain or grow our revenue. In the second quarter of 2009, we introduced, with limited sales to date, "Clean Screen", a new household product under the Scott's Liquid Gold brand. Additionally, in the fourth quarter of 2009 we introduced
Batiste dry shampoo for distribution in the United States.
Additionally, we regularly review possible additional products to sell through distribution agreements or to manufacture ourselves. To the extent that we manufacture a new product rather than purchase it from external parties, we are also benefited by the use of existing capacity in our facilities. The actual introduction of additional products, the timing of any additional introductions and any revenues realized from new products is uncertain.

	On a consolidated basis, cost of goods sold was $1,881,100 during the first three months of 2010 compared to $2,245,700 for the same period of 2009, a decrease of $346,600 or 16.2%, against a sales decrease of 7.5%. As a percentage of consolidated net sales, cost of goods sold was 52.3% in 2010 versus 57.7% in 2009, a decrease of about 9.3%. With respect to our skin care products, the cost of goods rose to 56.2% in the first quarter of 2010 as compared to 54.8% in the first quarter of 2009 as a result of efforts to improve volume with discount sales, which was intended to mitigate sales volume foregone with our decision in 2009 to discontinue our business relationship with a retail chain where excessive retail support in the form of product returns, marketing co-op funds, coupons and promotion programs and damage claims had made such business unprofitable. Household products, however, experienced a decline in cost of goods sold from 60.9% in the first three months in 2009 compared to 49.0% for the same period in 2010. In 2009, cost of goods sold reflected the sale of discontinued products at below our cost of approximately $300,000 as well as higher steel can costs which were subsequently negotiated down in mid 2009 and again in early 2010. Further contributing to the lower overall cost of goods sold percentage is the decrease in sales promotion expenses which favorably impacts our net revenues and thus affected our margins.

         Operating Expenses, Interest Expense and Other Income

                                                          Percentage
                                                           Increase
                                  2010          2009      (Decrease)
                              -----------   -----------   ----------
Operating Expenses
     Advertising              $    71,400   $    72,200      (1.1%)
     Selling                      963,500     1,032,200      (6.7%)
     General & Administrative     609,500       657,600      (7.3%)
                              -----------    ----------   ---------
          Total operating
           expenses           $ 1,644,400   $ 1,762,000      (6.7%)
                              ===========   ===========   =========

Interest and Other Income     $    34,500   $     2,900   1,089.7%
                              ===========   ===========   =========

Interest Expense              $    69,200   $    74,600      (7.2%)
                              ===========   ===========   =========

	Operating expenses, comprised of advertising, selling and general and administrative expenses, decreased by $117,600 in the first quarter of 2010 when compared to first quarter of 2009. The various components of operating expenses are discussed below.

	Advertising expenses for the first three months of 2010 were $71,400 compared to $72,200 for the comparable quarter of 2009, a decrease of $800 or 1.1%. As in prior quarters, we have limited advertising as part of our cost reduction efforts.

	Selling expenses for the first quarter of 2010 were $963,500 compared to $1,032,200 for the comparable three months of 2009, a decrease of $68,700 or 6.7%. That decrease was comprised of a decrease in freight expenses of $51,900 largely resulting from declining fuel prices and the utilization of a third-party logistics firm as well as the overall reduction in sales in the first quarter of 2010 compared to 2009 and a decrease in promotional selling expenses of $35,100 related to reduced sales of Montagne Jeunesse displays offset by a net increase in other selling expenses, none of which by itself is significant, of $18,300.

	General and administrative expenses for the first three months of 2010 were $609,500 compared to $657,600 for the same period of 2009, a decrease of $48,100, or 7.3%. That decrease resulted primarily from a decrease in salaries, fringe benefits and related travel expense of $25,600 associated with a reduction in personnel and the fees paid to outside directors and a decrease in professional fees and reporting costs of $25,000 offset by a net increase in various other expense items of $2,500.

	Interest expense for the first quarter of 2010 was $69,200 and included $25,000 in collateral management fees incurred relative to the sale of accounts receivable invoices to Summit Financial Resources. Interest expense for the first quarter of 2009 was $74,600 and included $10,900 in collateral management fees. The decrease in interest expense reflects the combined effect of a decrease in the outstanding mortgage liability from 2009 to 2010 and the reduction in the interest rate in effect on that mortgage from 5.0% prior to June 28, 2009 to 3.25% effective after that date.

	Interest and other income for the first three months of 2010 of $34,500 included $32,100 of net rental receipts and $2,400 in interest earned on our cash reserves as compared to $2,900 in interest earned on our cash reserves in the first three months of 2009. There were no rental receipts in the first three months of 2009.

Liquidity and Capital Resources

	Citywide Loan

	On June 28, 2006, we entered into a loan with a fifteen year amortization with Citywide Banks (the "Bank") for $5,156,600 secured by the land, building and fixtures at our Denver, Colorado facilities. Interest on the bank loan (3.25% at March 31, 2010) is at the prime rate as published in The Wall Street Journal, adjusted annually each June. This loan requires 180 monthly payments of approximately $38,200. Monthly payments commenced on July 28, 2006. The loan agreement contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1, the aforementioned ratios to be calculated in accordance with U.S.
generally accepted accounting principles. We may not declare any dividends that would result in a violation of either of these covenants. Affirmative covenants in the loan agreement concern, among other things, compliance in all material respects with applicable laws and regulations and compliance with our agreements with other parties which materially affect our financial condition. Negative covenants require that we not do any of the following, among other things, without the consent of the
Bank: Sell, lease or grant a security interest in assets; engage in any business activity substantially different than those in which we are presently engaged; sell assets out of the ordinary course of business; or purchase another entity or an interest in another entity. The foregoing requirements were met at the end of quarter ending March 31, 2010.

	Financing Agreement

	On November 3, 2008, effective as of October 31, 2008, we entered into a financing agreement with an "asset-based" lender for the purpose of improving working capital. An amendment to this agreement was executed March 12, 2009 extending the initial anniversary date to March 12, 2010. The term of the agreement is one year and is automatically renewed for 12 months unless either party elects to cancel in writing at least 60 days prior to the anniversary date. Neither party sent such a notice of non-renewal, and therefore the term of the financing agreement has automatically been extended to March 12, 2011. The agreement provides for up to $1,200,000 and is secured primarily by accounts receivable, inventory, any lease in which we are a lessor, all investment property and guarantees by our active subsidiaries.
Under the financing agreement, the lender will make loans at our request and in the lender's discretion (a) based on purchases of our Accounts by the lender, with recourse against us and an advance rate of 70% (or such other percentage determined by the lender in its discretion), and
(b) based on Acceptable Inventory not to exceed certain amounts, including an aggregate maximum of $250,000. Advances under the agreement bear interest at a rate of 1% over the prime rate (as published in the Wall Street Journal) for the accounts receivable portion of the advances and 3% over the prime rate for the inventory portion of the borrowings. The prime rate (3.25% as of March 31, 2010) adjusts with changes to the rate. In addition there are collateral management fees of 0.28% for each 10-day period that an advance on an accounts receivable invoice remains outstanding and a 1.35% collateral management fee on the average monthly loan outstanding on the inventory portion of any advance. The agreement provides that no change in control concerning us or any of our active subsidiaries shall occur except with the prior written consent of the lender. Events of default include, but are not limited to, the failure to make a payment when due or a default occurring on any indebtedness of ours.

	Liquidity

	During the first quarter of 2010 our working capital increased by $103,000 resulting in a current ratio (current assets divided by current liabilities) of 1.3:1 at March 31, 2010, unchanged from December 31, 2009. The increase in working capital is attributable to net income of $39,200, depreciation and amortization in excess of capital additions of $126,600 and the granting of stock options valued at $19,500, offset by a reduction in long-term debt of $82,000.

	At March 31, 2010, trade and other receivables were $996,700 versus $314,400 at the end of 2009. As discussed in Note 1(g), on January 1, 2010 the Company adopted new authoritative guidance which prospectively modified the presentation of transferred trade receivables and the related securitized obligation. Had early adoption been permitted then trade and other receivables at December 31, 2009 would have increased $343,700 to $658,100 along with a corresponding increase in current liabilities. Aside from the impact of this change in guidance, the increase in trade and other receivables is largely the result of sales in March 2010 being greater than those in December
2009. Accounts payable, accrued payroll and other accrued expenses increased by $422,600 from the end of 2009 through March of 2010 corresponding with the increase and timing of purchases of inventory and rise in receivables over that period. At March 31, 2010 inventories were $190,100 more than at December 31, 2009, due primarily to an increase in household chemical raw material inventory quantities in anticipation of planned production of finished goods inventory to support anticipated sales of Clean Screen. Prepaid expenses increased from the end of 2009 by $64,200 primarily related to the production and insertion costs associated with a coupon program scheduled for the second quarter of 2010.

	We have no significant capital expenditures planned for 2010.

	The Summit Financial Resources line of credit is expected to provide working capital which may be necessary to meet the needs of the Company over the next 12 months. The Company, in general, has high quality accounts receivable which may be sold pursuant to the line of credit. The Summit Financial Resources agreement has a term of one year which expired March 12, 2010; however, it is automatically renewed for 12 months unless either party elects to cancel in writing at least
60 days prior to the anniversary date. Neither party sent such a notice of non-renewal, and therefore the term of the financing agreement has automatically been extended to March 12, 2011. The Company has no intention to exercise the cancellation right mentioned above, and the lender has not given any indication that the lender has any such intention.

	As a result of the foregoing, we expect that our available cash, projected cash flows from operating activities, and borrowing available under the Summit Financial Resources agreement (assuming no cancellation of the agreement) will fund the twelve months' cash requirements, ending March 31, 2011.

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

	Our dependence on operating cash flow means that risks involved in our business can significantly affect our liquidity. Any loss of a significant customer, any further decreases in distribution of our skin care or household products, any new competitive products affecting sales levels of our products, or any significant expense not included in our internal budget could result in the need to raise cash. We have no arrangements for any additional external financing of debt or equity, and we are not certain whether any such financing would be available on acceptable terms. Any external debt financing could require the cooperation and approval of existing lenders. In order to improve our operating cash flow, we need to achieve profitability.

Forward-Looking Statements

	This report may contain "forward-looking statements" within the meaning of U.S. federal securities laws. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and our performance inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of each of our significant products in the marketplace; the degree of success of any new product or product line introduction by us; limited consumer acceptance of the Alpha Hydrox products introduced in 2005 and 2007; uncertainty of consumer acceptance of Mold Control 500, wood wash products and products recently introduced or being introduced in 2010; competitive factors; any decrease in distribution of (i.e., retail stores carrying) our significant products; continuation of our distributorship agreement with Montagne Jeunesse; the need for effective advertising of our products; limited resources available for such advertising; new competitive products and/or technological changes; dependence upon third party vendors and upon sales to major customers; changes in the regulation of our products, including applicable environmental regulations; additional net losses which could affect our liquidity;
the loss of any executive officer; and other matters discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 and this Report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

	Not Applicable

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

	As of March 31, 2010, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2010.

	Changes in Internal Control over Financial Reporting

	There was no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.




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

				SCOTT'S LIQUID GOLD-INC.


May 14, 2010		BY:	/s/ Mark E. Goldstein
    Date 			--------------------------------------
				Mark E. Goldstein
				President and Chief Executive Officer


May 14, 2010		BY:	/s/ Brian L. Boberick
    Date			--------------------------------------
				Brian L. Boberick
				Treasurer and Chief Financial Officer



EXHIBIT INDEX

Exhibit
No.      Document
31.1     Rule 13a-14(a) Certification of the Chief Executive Officer
31.2     Rule 13a-14(a) Certification of the Chief Financial Officer
32.1     Section 1350 Certification