Form 10-Q
period 2010-06-30
SCOTTS LIQUID GOLD INC
filed 2010-08-12
CIK 88000

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                    FORM 10-Q


                    QUARTERLY REPORT UNDER SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED

                                 June 30, 2010


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

	Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act.    Yes [ ]   No [X]

	As of August 10, 2010, the Registrant had 10,795,000 of its $0.10 par value common stock outstanding.


PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

                    SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)

                        Three Months Ended           Six Months Ended
                     -------------------------   -------------------------
                              June 30,                    June 30,
                         2010          2009          2010          2009
                     -----------   -----------   -----------   -----------
Net sales            $ 3,450,800   $ 3,504,800   $ 7,050,200   $ 7,396,700

Operating costs
 and expenses:
   Cost of sales       1,821,200     2,003,400     3,702,300     4,249,100
   Advertising           171,500        78,400       242,900       150,600
   Selling             1,095,600       995,500     2,059,100     2,027,700
   General and
    administrative       608,400       585,400     1,217,900     1,243,000
                     -----------   -----------   -----------   -----------
                       3,696,700     3,662,700     7,222,200     7,670,400
                     -----------   -----------   -----------   -----------

Loss from
 operations             (245,900)     (157,900)     (172,000)     (273,700)
Interest and
 other income             32,800         2,100        67,300         5,000
Interest expense         (69,800)      (83,000)     (139,000)     (157,600)
                     -----------   -----------   -----------   -----------
                        (282,900)     (238,800)     (243,700)     (426,300)
Income tax expense
 (benefit)                  -             -            -              -
                     -----------   -----------   -----------   -----------
Net loss             $  (282,900)  $  (238,800)  $  (243,700)  $  (426,300)
                     ===========   ===========   ===========   ===========

Net loss per
 common share (Note 2):
   Basic and
    Diluted          $     (0.03)  $     (0.02)  $    (0.02)  $      (0.04)
                     ===========   ===========   ===========   ===========

Weighted average
 shares outstanding:
   Basic and
    Diluted           10,795,000    10,795,000    10,795,000    10,763,500
                     ===========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements.


                    SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
                          Consolidated Balance Sheets

                                            June 30,     December 31,
                                              2010           2009
                                          ------------   ------------
                                          (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents              $   719,900    $   654,100
   Investment securities                         -             4,300
   Trade receivables, net of allowance
    of $60,200 and $59,800, respectively,
    for doubtful accounts                     581,800        314,400
   Inventories, net                         2,392,400      1,984,600
   Prepaid expenses                           127,900        142,300
                                          -----------    -----------
     Total current assets                   3,822,000      3,099,700

Property, plant and equipment, net         11,303,900     11,554,100

Other assets                                   99,600        110,000
                                          -----------    -----------
          TOTAL ASSETS                    $15,225,500    $14,763,800
                                          ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current  liabilities:
   Obligations collateralized
    by receivables                        $   504,800    $      -
   Accounts payable                         1,514,400      1,109,900
   Accrued payroll and benefits               582,600        578,900
   Other accrued expenses                     279,700        370,000
   Current maturities of long-term debt       324,900        319,600
                                          -----------    -----------
      Total current liabilities             3,206,400      2,378,400

Long-term debt, net of current maturities   3,870,300      4,034,300
                                          -----------    -----------
          TOTAL LIABILITIES                 7,076,700      6,412,700

Shareholders' equity:
   Common stock; $.10 par value, authorized
     50,000,000 shares; issued and
     outstanding 10,795,000 shares,
     and 10,795,000 shares, respectively    1,079,500      1,079,500
   Capital in excess of par                 5,306,000      5,264,300
   Accumulated comprehensive income              -               300
   Retained earnings                        1,763,300      2,007,000
                                          -----------    -----------
      Shareholders' equity                  8,148,800      8,351,100
                                          -----------    -----------

   TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $15,225,500    $14,763,800
                                          ===========    ===========

See accompanying notes to consolidated financial statements.

                    SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                  --------------------------
                                                      2010           2009
                                                  -----------    -----------

Cash flows from operating activities:
    Net loss                                    $  (243,700)   $  (426,300)
                                                -----------    -----------
    Adjustments to reconcile net loss to net
    cash provided (used) by operating activities:
      Depreciation and amortization                 260,700        268,400
      Provision for doubtful accounts                  -             2,500
      Stock issued to ESOP                             -            17,000
      Stock based compensation                       41,700         38,600
      Gain on sale of securities                       (300)          -
      Changes in assets and liabilities:
         Proceeds from sale of accounts receivable     -         2,163,800
         Trade and other receivables, net            76,200     (2,035,400)
         Inventories                               (407,800)       (29,300)
         Prepaid expenses and other assets           14,300        (14,400)
         Accounts payable and accrued expenses      481,400         56,100
                                                -----------    -----------
         Total adjustments to net loss              466,200        467,300
                                                -----------    -----------
           Net Cash Provided by
            Operating Activities                    222,500         41,000
                                                -----------    -----------

Cash flows from investing activities:
    Proceeds from sale of securities                  4,300           -
    Real estate brokerage costs                     (41,200)          -
                                                -----------    -----------
           Net Cash Used by
            Investing Activities                    (36,900)          -
                                                -----------    -----------

Cash flows from financing activities:
    Proceeds on obligations
     collateralized by receivables                   38,800           -
    Principal payments on long-term borrowings     (158,600)      (135,400)
                                                -----------    -----------
           Net Cash Used by
            Financing Activities                   (119,800)      (135,400)
                                                -----------    -----------
Net Increase (Decrease) in Cash and
 Cash Equivalents                                    65,800        (94,400)
Cash and Cash Equivalents, beginning of period      654,100        909,900
                                                -----------    -----------
Cash and Cash Equivalents, end of period        $   719,900    $   815,500
                                                ===========    ===========

Supplemental disclosures:
    Cash paid during period for:
      Interest                                  $   139,400    $   158,700
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
	On November 3, 2008, effective as of October 31, 2008, we established a $1,200,000 factoring line with an asset-based lender, Summit Financial Resources ("Lender"), and secured by accounts receivable, inventory, any lease in which we are a lessor, all investment property and guarantees by our active subsidiaries. This facility enables us to sell selected accounts receivable invoices to the Lender with full recourse against us. During the first six months of 2010, we sold approximately $5,452,400 of our accounts receivable invoices to the Lender under a financing agreement for approximately $3,816,700. The Company retains an interest equal to 30% of the total accounts receivable invoice sold to the Lender less a collateral management fee of 0.28% for each 10-day period that an accounts receivable invoice is uncollected plus a daily finance fee, based on Wall Street Journal prime (3.25% at June 30, 2010) plus 1%, imposed on (a) the net of the outstanding accounts receivable invoices less (b) retained amounts due to us. At June 30, 2010, approximately $695,200 of this credit line was available for future factoring of accounts receivable invoices.

	We have adopted the FASB's amended authoritative guidance which was issued in June 2009 and which became effective January 1, 2010 as it relates to distinguishing between transfers of financial assets that are sales from transfers that are secured borrowings. Under this new guidance as adopted by the Company effective January 1, 2010, the reporting of the sale of accounts receivable is treated as a secured borrowing rather than as a sale. As a result, affected accounts receivable are reported under Current Assets within the Company's balance sheet as "Trade receivables, collateralized" subject to reserves for doubtful accounts, returns and other allowances. Similarly, the net liability owing to Summit Financial Resources appears as "Obligations collateralized by receivables" within the Current Liabilities section of the Company's balance sheet. Net proceeds received from the sale of accounts receivable appear as cash provided or used by financing activities within the Company's Consolidated Statements of Cash Flows. Early adoption of this amended guidance was not permitted. Under the authoritative guidance in effect prior to the amended guidance noted above, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.



(h)	Inventories
	Inventories consist of raw materials and finished goods and are stated at the lower of cost (first-in, first-out method) or market. We record a reserve for slow moving and obsolete products and raw materials. We estimate reserves for slow moving and obsolete products and raw materials based upon historical and anticipated sales.

	Inventories were comprised of the following at:

                              June 30, 2010       December 31, 2009
                              --------------      -----------------
      Finished goods           $ 1,434,200          $ 1,244,700
      Raw materials              1,374,500            1,150,500
      Inventory reserve
       for obsolescence           (416,300)            (410,600)
                               -----------          -----------
                               $ 2,392,400          $ 1,984,600
                               ===========          ===========

(i)	Property, Plant and Equipment
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

	The recorded amounts for cash and cash equivalents, receivables, other current assets, and obligations collateralized by receivables, accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. Our long-term debt bears interest at a fixed rate that adjusts annually on the anniversary date to a then prime rate. The carrying value of long-term debt approximates fair value as of June 30, 2010 and December 31, 2009.

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

	As of December 31, 2009, due to changes in the real estate market in Denver, Colorado and the continuing economic downturn, we conducted an evaluation into fair value impairment as regards our property, plant and equipment with particular attention to our land and buildings ("facilities") which have an original cost of $17,485,800 and a depreciated book value at December 31, 2009 of approximately $10,792,700. For the facilities, we performed an evaluation utilizing an income capitalization model employing rental, vacancy and capitalization rates obtained from independent market data relative to our area of the Denver market as well as the actual rental rate in effect in the current lease of a portion of our office space. This evaluation returned a range of fair value estimates in excess of (a) the carrying value of the facilities and
(b) the current listing price for the facilities. We currently have the facilities listed for sale at the price of $11,500,000 for the improved property plus an unstated amount for an unimproved, adjacent 5.5 acre
parcel of land with a value estimated by us at $1,200,000.   Based upon
our evaluation, we find there to be no impairment in the carrying values of our long-lived assets at December 31, 2009 and there have been no events or changes in circumstances that indicate the fair value of the facilities has declined in the six months ended June 30, 2010; however, the valuation of our facilities can be affected by future events including the commercial real estate market in which our facilities are located.

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
	Revenue is recognized when an arrangement exists to sell our product, we have delivered such product in accordance with that arrangement, the sales price is determinable, and collectibility is probable. Reserves for estimated market development support, pricing allowances and returns are provided in the period of sale as a reduction of revenue. Reserves for returns and allowances are recorded as a reduction of revenue, and are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. At June 30, 2010 and December 31, 2009 approximately $325,000 and $403,000, respectively, had been reserved as a reduction of accounts receivable, and approximately $57,000 and $23,000, respectively, had been reserved as current liabilities. Co-op advertising, marketing funds, slotting fees and coupons are deducted from gross sales and totaled $539,000 and $674,100 in the six months ended June 30, 2010 and 2009, respectively.

(n)	Advertising Costs
	Advertising costs are expensed as incurred.

(o)	Stock-based Compensation
	During the first six months of 2010, we granted 434,000 options for shares of our common stock to four officers, two non-employee directors and twenty-three employees at $0.22 to $0.30 per share. The options, which vest ratably over forty-eight months, or upon a change in control, and which expire after five years, were granted at or above the market value as of the date of grant.

	The weighted average fair market value of the options granted in the first half of 2010 and 2009 were estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

                                        June 30, 2010    June 30, 2009
                                        -------------    -------------
Expected life of options
  (using the "simplified" method)         4.5 years        4.5 years
Risk-free interest rate                   2.3%             1.9%
Expected volatility of stock              121%              75%
Expected dividend rate                    None             None

	Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) under authoritative guidance issued by the FASB was $41,700 in the six months ended June 30, 2010. Approximately $161,800 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next forty-four months. In accordance with this same authoritative guidance, there was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible. With respect to the non-cash expense associated with the options granted to the non-employee directors, no tax benefit was recognized due to the existence of as yet unutilized net operating losses. At such time as these operating losses have been utilized and a tax benefit is realized from the issuance of non-qualified stock options, a corresponding tax benefit may be recognized.

(p)	Comprehensive Income (Loss)
	We follow FASB authoritative guidance which establishes standards for reporting and displaying comprehensive income (loss) and its components. Comprehensive income (loss) includes all changes in equity during a period from non-owner sources.

	The following table is a reconciliation of our net loss to our total comprehensive loss for the three and six months ended June 30, 2010 and 2009:

                       Three Months Ended           Six Months Ended
                            June 30,                    June 30,
                   -------------------------   --------------------------
                       2010          2009          2010          2009
                   -----------   -----------   ------------   -----------
Net loss           $  (282,900)  $  (238,800)  $  (243,700)  $  (426,300)
Unrealized loss
 on investment
 securities               -             -              -            (100)
                   -----------   -----------   -----------   -----------
Comprehensive loss $  (282,900)  $  (238,800)  $  (243,700)  $  (426,400)
                   ===========   ===========   ===========   ===========

(q)	Operating Costs and Expenses Classification
	Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out and nominal outside warehousing costs as a component of selling expense on the accompanying Consolidated Statement of Operations. Shipping and handling costs totaled $634,100 and $669,600, for the six months ended June 30, 2010 and 2009, respectively.

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

(r)	Recently Issued Accounting Pronouncements
	In June 2009, the FASB issued an amendment to its pre-existing guidance as relates to accounting for transfers of financial assets and
extinguishments of liabilities.   This new guidance, which is effective
January 1, 2010, changed the Company's current accounting treatment as regards the sale of accounts receivable invoices as discussed in
Note 1(g).  Early adoption of this amended guidance was not permitted.

Note 2.	Earnings per Share

	Per share data was determined by using the weighted average number of common shares outstanding. Potentially dilutive securities, including stock options, are considered only for diluted earnings per share, unless considered anti-dilutive. The potentially dilutive securities, which are comprised of outstanding stock options of 1,932,650 and 1,922,900 at June 30, 2010 and 2009, were excluded from the computation of weighted average shares outstanding due to their anti-dilutive effect.

	A reconciliation of the weighted average number of common shares outstanding for the three and six months ended June 30, 2010 and 2009, respectively, follows:

                                             2010
                              --------------------------------------
                                                           Total
                              Three Months  Six Months     Shares
                              ------------  -----------  -----------
Common shares outstanding
 beginning of period           10,795,000   10,795,000   10,795,000
Stock issued to ESOP (a)             -            -            -
                               ----------   ----------   ----------

Weighted average number
 of common shares outstanding  10,795,000   10,795,000   10,795,000

Dilutive effect of
 common share equivalents            -            -            -
                               ----------   ----------   ----------

Diluted weighted average
 number of common shares
 outstanding                   10,795,000   10,795,000   10,795,000
                               ==========   ==========   ==========

                                             2009
                              --------------------------------------
                              Three Months  Six Months     Shares
                              ------------  -----------  -----------
Common shares outstanding
 beginning  of period          10,695,000   10,695,000   10,695,000
Stock issued to ESOP (a)          100,000       68,500      100,000
                               ----------   ----------   ----------

Weighted average number
 of common shares outstanding  10,795,500   10,763,500   10,795,000

Dilutive effect of
 common share equivalents            -            -            -
                               ----------   ----------   ----------

Diluted weighted average
 number of common shares
 outstanding                   10,795,500   10,763,500   10,795,000
                               ==========   ==========   ==========

	(a)	In February 2009, the Board of Directors authorized and the
Company issued 100,000 shares of common stock to the Employee Stock Ownership Plan at a price of $0.17 per share.

	At June 30, 2010, there were authorized 50,000,000 shares of our $.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series. None of the preferred stock was issued or outstanding at June 30, 2010.

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

	The following provides information on our segments for the three and six months ended June 30:

                                   Three Months ended June 30,
                    -----------------------------------------------------
                             2010                       2009
                    -------------------------  --------------------------
                    Household     Skin Care     Household     Skin Care
                    Products      Products      Products      Products
                    -----------   -----------   -----------   -----------

Net sales to
 external customers $ 1,776,100   $ 1,674,700   $ 1,677,600   $ 1,827,200
                    ===========   ===========   ===========   ===========
Loss before
 profit sharing,
 bonuses and
 income taxes       $  (131,300)  $  (151,600)  $   (35,500)  $  (203,300)
                    ===========   ===========   ===========   ===========
Identifiable assets $ 2,791,200   $ 4,126,900   $ 2,610,000   $ 4,492,600
                    ===========   ===========   ===========   ===========

                                    Six Months ended June 30,
                    -----------------------------------------------------
                             2010                       2009
                    -------------------------  --------------------------
                    Household     Skin Care     Household     Skin Care
                    Products      Products      Products      Products
                    -----------   -----------   -----------   -----------
Net sales to
 external customers $ 3,742,800   $ 3,307,400   $ 3,504,300   $ 3,892,400
                    ===========   ===========   ===========   ===========
Income (loss) before
 profit sharing,
 bonuses and
 income taxes       $    22,800   $  (266,500)  $  (175,900)  $  (250,400)
                    ===========   ===========   ===========   ===========
Identifiable assets $ 2,791,200   $ 4,126,900   $ 2,610,000   $ 4,492,600
                    ===========   ===========   ===========   ===========

	The following is a reconciliation of segment information to consolidated information for the three and six months ended June 30:

                   Three Months ended June 30,  Six Months ended June 30,
                   ---------------------------  -------------------------
                       2010         2009           2010         2009
                   -----------   -----------    -----------   -----------
Net sales to
external customers $ 3,450,800   $ 3,504,800    $ 7,050,200   $ 7,396,700
                   ===========   ===========    ===========   ===========
Loss before
 profit  sharing,
 bonuses and
 income taxes      $  (282,900)  $  (238,800)   $  (243,700)  $  (426,300)
                   ===========   ============   ===========   ===========
Identifiable
 assets            $ 6,918,100   $ 7,102,600    $ 6,918,100   $ 7,102,600
Corporate
 assets              8,307,400     8,940,200      8,307,400     8,940,200
                   -----------   ------------   -----------   -----------
Consolidated total
 assets            $15,225,500   $16,042,800    $15,225,500   $16,042,800
                   ===========   ===========    ===========   ===========

	Corporate assets noted above are comprised primarily of our cash and investments, and property and equipment not directly associated with the manufacturing, warehousing, shipping and receiving activities.

Item 2.	Management's Discussion and Analysis of Financial Condition
             and Results of Operations

Results of Operations

	During the first half of 2010, we experienced an overall decrease in net sales of $346,500 as compared to the first half of 2009. Our net loss for the first half of 2010 was $243,700 versus a loss of $426,300 in the first half of 2009. The decrease in our loss for the first half of 2010 compared to the first half of 2009 results primarily from improved gross margins across all product lines offset in part by an increase in advertising and selling expenses.

                 Summary of Results as a Percentage of Net Sales

                                     Year Ended        Six Months Ended
                                     December 31,          June 30,
                                     ------------     -------------------
                                        2009            2010       2009
                                     ------------     -------    --------
Net sales
   Scott's Liquid Gold
    household products                  50.6%           53.1%      47.4%
   Neoteric Cosmetics                   49.4%           46.9%      52.6%
                                       ------          ------     ------
Total Net Sales                        100.0%          100.0%     100.0%
Cost of Sales                           58.0%           52.5%      57.4%
                                       ------          ------     ------
Gross profit                            42.0%           47.5%      42.6%
Other revenue                            0.2%            0.9%        -
                                       ------          ------     ------
                                        42.2%           48.4%      42.6%
                                       ------          ------     ------

Operating expenses                      48.5%           49.9%      46.3%
Interest                                 2.1%            2.0%       2.1%
                                       ------          ------     ------
                                        50.6%           51.9%      48.4%
                                       ------          ------     ------

Loss before income taxes                (8.4%)          (3.5%)     (5.8%)
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

                         Six Months Ended June 30, 2010
                   Compared to Six Months Ended June 30, 2009

                             Comparative Net Sales

                                    Six Months Ended June 30,
                            -----------------------------------------
                                                           Percentage
                                                            Increase
                               2010           2009         (Decrease)
                            -----------    -----------     ----------
Scott's Liquid Gold and
 other household products   $ 3,484,700    $ 3,139,900         11.0%
Touch of Scent                  258,100        364,400        (29.2%)
                            -----------    -----------        ------
  Total household products    3,742,800      3,504,300          6.8%
                            -----------    -----------        ------

Alpha Hydrox and
 other skin care              1,826,900      1,900,200         (3.9%)
Montagne Jeunesse and other
 distributed skin care        1,480,500      1,992,200        (25.7%)
                            -----------    -----------        ------
  Total skin care products    3,307,400      3,892,400        (15.0%)
                            -----------    -----------        ------

     Total Net Sales        $ 7,050,200    $ 7,396,700         (4.7%)
                            ===========    ===========        ======

	Consolidated net sales for the first half of the current year were $7,050,200 versus $7,396,700 for the first six months of 2009, a decrease of $346,500. Average selling prices for the first half of 2010 were down by $78,500 over the first half of 2009. Average selling prices of household products were down by $90,700, while average selling prices of skin care products were up by $12,200. This overall decrease in selling prices reflects an increase in coupon usage on household products in 2010 versus 2009. Co-op advertising, marketing funds, slotting fees, and coupons paid to retailers are deducted from gross sales, and totaled $539,000 in the first half of 2010 versus $674,100 in the same period in 2009, a decrease of $135,100 or 20.0%. This decrease consisted of a decrease in coupon expense of $400, a decrease in co-op advertising funds of $75,600, and an increase in slotting fee expenses of $59,100.

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

	From January 1, 2007 through June 30, 2010, our product returns (as a percentage of gross revenue) have averaged as follows: household products 0.5%, Montagne Jeunesse products 2.8%, and our Alpha Hydrox and other skin care products 3.7%. The level of returns as a percentage of gross revenue for the household products and Montagne Jeunesse products have remained fairly constant as a percentage of sales over that period while the Alpha Hydrox and other skin care products return levels have fluctuated. More recently, as our sales of the Alpha Hydrox skin care products have declined we have seen a decrease in returns of these products as a percentage of gross revenues. The products returned in the first half of 2010 (indicated as a percentage of gross revenues) were: household products 1.5%, Montagne Jeunesse products 1.0%, and our Alpha Hydrox and other skin care products 0.4%. We are not aware of any industry trends, competitive product introductions or advertising campaigns at this time which would cause returns as a percentage of gross sales to be materially different for the current fiscal year than for the above averages. Furthermore, our management is not currently aware of any changes in customer relationships that we believe would adversely impact anticipated returns. However, we review our reserve for returns quarterly and we regularly face the risk that the existing conditions related to product returns will change.

	During the first half of 2010, net sales of skin care products accounted for 46.9% of consolidated net sales compared to 52.6% for the same period of 2009. Net sales of these products for that period were $3,307,400 in 2010 compared to $3,892,400 in 2009, a decrease of $585,000 or 15.0%. Our decrease in net sales of skin care was comprised of a decrease of $511,700 in sales of products for which we act as a distributor and a decrease of $73,300 in our manufactured skin care product lines.

	Overall, net sales of our line-up of distributed products, including Montagne Jeunesse, totaled $1,480,500 in the first half of 2010 as compared to net sales of $1,992,200 in the same period of 2009, a decrease of $511,700 or 25.7%. This sales decrease is primarily the result of a reduced selection of the Montagne Jeunesse products with our largest retail customer; which began in the third quarter of 2009, offset in part by sales of Batiste dry shampoo, which was first introduced in November 2009. Net sales of other distributed skin care products were nominal in the first half of both 2010 and 2009.

	Similarly, net sales of our Alpha Hydrox and other manufactured skin care products declined $73,300, or 3.9%, from $1,900,200 in the first half of 2009 to $1,826,900 for the same period of 2010. This sales decrease was attributable to the discontinued sale of our Massage Oils by our largest retail customer.

	Sales of household products for the first half of 2010 accounted for 53.1% of consolidated net sales compared to 47.4% for the same period in 2009. These products are comprised of Scott's Liquid Gold wood care products, Mold Control 500, Clean Screen, and Touch of Scent. During the six months ended June 30, 2010 sales of household products were $3,742,800 as compared to $3,504,300 for the same period in 2009, an increase of $238,500, or 6.8%. Sales of Scott's Liquid Gold products increased by $454,500, or 15.4%, in 2010 versus 2009 while Mold Control 500 sales were down by $109,700, or 60.5%, and sales of Touch of Scent products declined $106,300, or 29.2%, in the same comparative periods. The increase in sales of Scott's Liquid Gold products is primarily attributable to the introduction of "Clean Screen," a surface cleaner for sensitive electronics including HDTV screens, computer monitors and other such devices, coupled with an increase in sales of wood care products. The decrease in sales of Touch of Scent products is attributable to the discontinuation of the air freshener products Cube Scents and Odor Extinguisher in 2008 and 2009 along with a reduction in sales through our online store.

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

	On a consolidated basis, cost of goods sold was $3,702,300 during the first six months of 2010 compared to $4,249,100 for the same period of 2009, a decrease of $546,800 or 12.9%, against a sales decrease of 4.7%. As a percentage of consolidated net sales, cost of goods sold was 52.5% in 2010 versus 57.4% in 2009, a decrease of about 8.5%. With respect to our skin care products, the cost of goods dropped to 55.1% in first half of 2010 as compared to 58.1% in the first half of 2009 as a result of our decision in 2009 to discontinue our business relationship with a retail chain where excessive retail support in the form of product returns, marketing co-op funds, coupons and promotion programs and damage claims had made such business unprofitable. Likewise, household products experienced a decline in cost of goods sold from 56.7% in the first six months in 2009 compared to 50.2% for the same period in 2010. In 2009, cost of goods sold reflected the sale of discontinued products at below our cost of approximately $300,000 as well as higher steel can costs which were subsequently negotiated down in mid 2009 and again in early 2010. Further contributing to the lower overall cost of goods sold percentage is the decrease in sales promotion expenses which favorably impacts our net revenues and thus affected our margins.


              Operating Expenses, Interest Expense and Other Income

                                          Six Months ended June 30,
                                  ---------------------------------------
                                                               Percentage
                                                                Increase
                                      2010           2009      (Decrease)
                                  -----------   -----------   -----------
Operating Expenses
   Advertising                    $  242,900    $  150,600         61.3%
   Selling                         2,059,100     2,027,700          1.5%
   General & Administrative        1,217,900     1,243,000         (2.0%)
                                  -----------   -----------   -----------
        Total operating expenses  $3,519,900    $3,421,300          2.9%
                                  ===========   ===========   ===========

Interest and Other Income         $   67,300    $    5,000      1,246.0%

Interest Expense                  $  139,000    $  157,600         11.8%

	Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, increased $98,600 in the first half of 2010, when compared to the first half of 2009. The various components of operating expenses are discussed below.

	Advertising expenses for the first six months of 2010 were $242,900 compared to $150,600 for the comparable period of 2009, an increase of $92,300 or 61.3%. This increase reflects coupon campaigns for our household products directed nationwide as well as retailer-specific programs.

	Selling expenses for the first half of 2010 were $2,059,100 compared to $2,027,700 for the comparable six months of 2009, an increase of $31,400 or 1.5%. This increase was comprised of a decrease in freight expenses of $37,800 largely resulting from declining fuel prices and the utilization of a third-party logistics firm as well as the overall reduction in sales in the first six months of 2010 compared to 2009 offset by an increase in promotional selling expenses of $59,900 related to efforts to support our diabetic products and a net increase in other selling expenses, none of which by itself is significant, of $9,300.

	General and administrative expenses for the first six months of 2010 were $1,217,900 compared to $1,243,000 for the comparable period of 2009, a decrease of $25,100 or 2.0%. That decrease resulted from a decrease in salaries, fringe benefits and related travel expense of $51,900 associated with a reduction in personnel and fees paid to outside directors offset by an increase in professional fees and reporting costs of $14,900 and a net increase in various other expense items, none of which by itself is significant, of $11,900.

	Interest expense for the first half of 2010 was $139,000 and included $51,400 in collateral management fees incurred relative to the sale of accounts receivable invoices to Summit Financial Resources. Interest expense for the first half of 2009 was $157,600 and included $29,300 in collateral management fees. The decrease in interest expense reflects the combined effect of a decrease in the outstanding mortgage liability from 2009 to 2010 and the reduction in the interest rate in effect on that mortgage from 5.0% prior to June 28, 2009 to 3.25% effective after that date.

	Interest and other income for the first six months of 2010 of $67,300 included $62,700 of net rental receipts from the rental of a portion of our headquarters building, which we own, and $4,600 in interest earned on our cash reserves as compared to $5,000 in interest earned on our cash reserves in the first six months of 2009. There were no rental receipts in the first six months of 2009.

Three Months Ended June 30, 2010
Compared to Three Months Ended June 30, 2009

                             Comparative Net Sales

                                  Three Months Ended June 30,
                          -----------------------------------------
                                                         Percentage
                                                          Increase
                              2010           2009        (Decrease)
                          -----------    -----------     ----------
Scott's Liquid Gold and
 other household products $ 1,636,600    $ 1,534,300         6.7%
Touch of Scent                139,500        143,300        (2.7%)
                          -----------    -----------        ------
  Total household
   products                 1,776,100      1,677,600         5.9%
                          -----------    -----------        ------

Alpha Hydrox and
 other skin care            1,024,700        870,300        17.7%
Montagne Jeunesse and other
 distributed skin care        650,000        956,900       (32.1%)
                          -----------    -----------        ------
  Total skin care
   products                 1,674,700      1,827,200        (8.3%)
                          -----------    -----------        ------

     Total Net Sales      $ 3,450,800    $ 3,504,800        (1.5%)
                          ===========    ===========        ======

	Consolidated net sales for the second quarter of the current year were $3,450,800 versus $3,504,800 for the comparable quarter of 2009, a decrease of $54,000 or 1.5%. Average selling prices for the second quarter of 2010 were down by $64,700 over those of the comparable period of 2009, with prices of household products being down by $121,000, while average selling prices of skin care products were up by $56,300. Co-op advertising, marketing funds, slotting fees and coupon expenses paid to retailers were subtracted from gross sales in accordance with current accounting policies totaling $336,200 in the second quarter of 2010 versus $317,900 in the same period in 2009, an increase of $18,300 or 5.8%. This increase consisted of an increase in coupon expenses of $3,500, an increase in co-op advertising of $19,200, and a decrease in slotting of $4,400.

	During the second quarter of 2010, net sales of skin care products accounted for 48.5% of consolidated net sales compared to 52.1% for the same quarter in 2009. Net sales of these products for that period were $1,674,700 in 2010 compared to $1,827,200 in 2009, a decrease of $152,500 or 8.3%. Our decrease in net sales of skin care products was comprised of a decrease of $306,900 in sales of products for which we act as a distributor and an increase of $154,400 in our manufactured skin care product lines.

	Overall, net sales of our line-up of distributed products, including Montagne Jeunesse, totaled $650,000 in the second quarter of 2010 as compared to net sales of $956,900 in the same period of 2009, a decrease of $306,900 or 32.1%. This sales decrease is primarily the result of a reduced selection of the Montagne Jeunesse products with our largest retail customer, which began in the third quarter of 2009, offset in part by sales of Batiste dry shampoo, which was first introduced in November 2009. Net sales of other distributed skin care products were nominal in the second quarter of both 2010 and 2009.

	Conversely, net sales of our Alpha Hydrox and other manufactured skin care products rose $154,400, or 17.7%, from $870,300 in the second quarter of 2009 to $1,024,700 for the same period of 2010. This sales increase was attributable primarily to expanded distribution.

	Sales of household products for the second quarter of 2010 accounted for 51.5% of consolidated net sales compared to 47.9% for the same period in 2009. These products are comprised of Scott's Liquid Gold wood care products, Mold Control 500, Clean Screen, and Touch of Scent. During the quarter ended June 30, 2010 sales of household products were $1,776,100 as compared to $1,677,600 for the same period in 2009, an increase of $98,500, or 5.9%. Sales of Scott's Liquid Gold products increased by $208,000, or 14.3%, in 2010 versus 2009 while Mold
Control 500 sales were down by $105,700, or 130.8%, and sales of Touch of Scent products declined $3,800, or 2.7%, in the same comparative periods. The increase in sales of Scott's Liquid Gold products is attributable to both promotional efforts involving coupons and to the introduction of "Clean Screen," a surface cleaner for sensitive electronics including HDTV screens, computer monitors and other such devices.

	On a consolidated basis, cost of goods sold was $1,821,200 during the second quarter of 2010 compared to $2,003,400 for the same period of 2009, a decrease of $182,200 or 9.1%, against a sales decrease of 1.5%. As a percentage of consolidated net sales, cost of goods sold was 52.8% in 2010 versus 57.2% in 2009, a decrease of about 7.7%. With respect to our skin care products, the cost of goods declined to 54.0% in second quarter of 2010 as compared to 61.8% in the second quarter of 2009 as a result of our decision in 2009 to discontinue our business relationship with a retail chain where excessive retail support in the form of product returns, marketing co-op funds, coupons and promotion programs and damage claims had made such business unprofitable. With respect to household products, the cost of goods sold declined nominally during the second quarter of 2010 to 51.6% as compared to 52.1% for the second quarter of 2009.

          Operating Expenses, Interest Expense and Other Income

                                          Three Months Ended June 30,
                                    ---------------------------------------
                                                                 Percentage
                                                                  Increase
                                        2010           2009      (Decrease)
                                    -----------    -----------   ----------
Operating Expenses
   Advertising                      $   171,500    $    78,400      118.8%
   Selling                            1,095,600        995,500       10.1%
   General & Administrative             608,400        585,400        3.9%
                                    -----------    -----------   ----------
        Total operating expenses    $ 1,875,500    $ 1,659,300       13.0%
                                    ===========    ===========   ==========

Interest Income                     $    32,800    $     2,100    1,461.9%

Interest Expense                    $    69,800    $    83,000      (15.9%)

	Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, increased $216,200 in the second quarter of 2010, when compared to the same period during 2009. The various components of operating expenses are discussed below.

	Advertising expenses for the second quarter of 2010 were $171,500 compared to $78,400 for the comparable quarter of 2009, an increase of $93,100 or 118.8%. This increase reflects coupon campaigns for our household products directed nationwide as well as retailer-specific programs.

	Selling expenses for the second quarter of 2010 were $1,095,600 compared to $995,500 for the comparable three months of 2009, an increase of $100,100 or 10.1%. This increase was comprised of an increase in freight expense of $14,100 related to increased sales of household products which are more costly to ship due to product weight, an increase in promotional selling expense of $80,000 related to efforts to support our diabetic products and a net increase in other selling expenses, none of which by itself is significant, of $6,000

	General and administrative expenses for the second quarter of 2010 were $608,400 compared to $585,400 for the comparable period of 2009, an increase of $23,000 or 3.9%. That increase resulted from a decrease in salaries, fringe benefits and related travel expense of $26,400 associated with a reduction in personnel and fees paid to outside directors offset by an increase in professional fees and reporting costs of $39,900 and a net increase in various other expense items, none of which by itself is significant, of $9,500.

	Interest expense for the second quarter of 2010 was $69,800 and included $26,400 in collateral management fees incurred relative to the sale of accounts receivable invoices to Summit Financial Resources. Interest expense for the second quarter of 2009 was $83,000 including $18,400 in collateral management fees. The resulting decrease in interest expense reflects the combined effect of a decrease in the outstanding mortgage liability from 2009 to 2010 and the reduction in the interest rate in effect on that mortgage from 5.0% prior to June 28, 2009 to 3.25% effective after that date.

	Interest and other income for the second quarter of 2010 of $32,800 included $30,600 of net rental receipts from the rental of a portion of our headquarters building, which we own, and $2,200 in interest earned on our cash reserves as compared to $2,100 in interest earned on our cash reserves in the same period of 2009. There were no rental receipts in the first six months of 2009.

Liquidity and Capital Resources

	Citywide Loan

	On June 28, 2006, we entered into a loan with a fifteen year amortization with Citywide Banks (the "Bank") for $5,156,600 secured by the land, building and fixtures at our Denver, Colorado facilities. Interest on the bank loan (3.25% at June 30, 2010) is at the prime rate as published in The Wall Street Journal, adjusted annually each June. This loan requires 180 monthly payments of approximately $38,200.
Monthly payments commenced on July 28, 2006. The loan agreement contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1, the aforementioned ratios to be calculated in accordance with U.S. generally accepted accounting principles. We may not declare any dividends that would result in a violation of either of these covenants. Affirmative covenants in the loan agreement concern, among other things, compliance in all material respects with applicable laws and regulations and compliance with our agreements with other parties which materially affect our financial condition. Negative covenants require that we not do any of the following, among other things, without the consent of the Bank: Sell, lease or grant a security interest in assets; engage in any business activity substantially different than those in which we are presently engaged; sell assets out of the ordinary course of business; or purchase another entity or an interest in another entity. The foregoing requirements were met at the end of quarter ending June 30, 2010.

	Financing Agreement

	On November 3, 2008, effective as of October 31, 2008, we entered into a financing agreement with an "asset-based" lender for the purpose of improving working capital. An amendment to this agreement was executed March 12, 2009 extending the initial anniversary date to March 12, 2010. The term of the agreement is one year and is automatically renewed for 12 months unless either party elects to cancel in writing at least 60 days prior to the anniversary date. Neither party sent such a notice of non-renewal, and therefore the term of the financing agreement has automatically been extended to March 12, 2011. The agreement provides for up to $1,200,000 and is secured primarily by accounts receivable, inventory, any lease in which we are a lessor, all investment property and guarantees by our active subsidiaries. Under the financing agreement, the lender will make loans at our request and in the lender's discretion
(a) based on purchases of our Accounts by the lender, with recourse against us and an advance rate of 70% (or such other percentage determined by the lender in its discretion), and (b) based on Acceptable Inventory not to exceed certain amounts, including an aggregate maximum of $250,000. Advances under the agreement bear interest at a rate of 1% over the prime rate (as published in the Wall Street Journal) for the accounts receivable portion of the advances and 3% over the prime rate for the inventory portion of the borrowings. The prime rate (3.25% as of June 30, 2010) adjusts with changes to the rate. In addition there are collateral management fees of 0.28% for each 10-day period that an advance on an accounts receivable invoice remains outstanding and a 1.35% collateral management fee on the average monthly loan outstanding on the inventory portion of any advance. The agreement provides that no change in control concerning us or any of our active subsidiaries shall occur except with the prior written consent of the lender. Events of default include, but are not limited to, the failure to make a payment when due or a default occurring on any indebtedness of ours.

	Liquidity

	During the first half of 2010 our working capital decreased by $105,700 resulting in a current ratio (current assets divided by current liabilities) of 1.2:1 at June 30, 2010, compared to 1.3:1 at December 31, 2009. The decrease in working capital is attributable primarily to the principal reduction in our long-term debt of $158,600.

	At June 30, 2010, trade and other receivables were $581,800 versus $314,400 at the end of 2009. As discussed in Note 1(g), on January 1, 2010 the Company adopted new authoritative guidance which prospectively modified the presentation of transferred trade receivables and the related securitized obligation. Had early adoption been permitted then trade and other receivables at December 31, 2009 would have increased $343,700 to $658,100 along with a corresponding increase in current liabilities. Accounts payable, accrued payroll and other accrued expenses increased by $317,900 from the end of 2009 through June of 2010 corresponding with the increase and timing of purchases of inventory and rise in receivables over that period. At June 30, 2010 inventories were $407,800 more than at December 31, 2009, due primarily to an increase in anticipated sales of distributed products. Prepaid expenses decreased from the end of 2009 by $14,400.

	We have no significant capital expenditures planned for 2010.

	The Summit Financial Resources line of credit is expected to provide working capital which may be necessary to meet the needs of the Company over the next 12 months. The Company, in general, has high quality accounts receivable which may be sold pursuant to the line of credit. The Summit Financial Resources agreement has a term of one year which expires March 12, 2011 and is automatically renewed for 12 months unless either party elects to cancel in writing at least
60 days prior to the anniversary date.

	As a result of the foregoing, we expect that our available cash, projected cash flows from operating activities, and borrowing available under the Summit Financial Resources agreement (assuming no cancellation of the agreement) will fund the twelve months' cash requirements, ending June, 2011.

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

Disclosure Controls and Procedures

	As of June 30, 2010, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2010.

	Changes in Internal Control over Financial Reporting

	There was no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

				SCOTT'S LIQUID GOLD-INC.


August 12, 2010		BY:  /s/ Mark E. Goldstein
    Date 				--------------------------------------
					Mark E. Goldstein
					President and Chief Executive Officer


August 12, 2010		BY:  /s/ Brian L. Boberick
    Date				--------------------------------------
					Brian L. Boberick
					Treasurer and Chief Financial Officer


EXHIBIT INDEX

Exhibit No.       Document

31.1              Rule 13a-14(a) Certification of the Chief Executive
                   Officer
31.2              Rule 13a-14(a) Certification of the Chief Financial
                   Officer
32.1              Section 1350 Certification