Form 10-Q
period 2010-09-30
SCOTTS LIQUID GOLD INC
filed 2010-11-12
CIK 88000

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                                FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED

                           September 30, 2010

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

	As of November 10, 2010, the Registrant had 10,795,000 of its $0.10 par value common stock outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

                    SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
               Consolidated Statements of Operations (Unaudited)

                         Three Months                 Nine Months
                       Ended September 30,         Ended September 30,
                    -------------------------    -------------------------
                        2010          2009           2010          2009
                    -----------   -----------   -----------   -----------
Net sales           $ 3,494,000   $ 3,423,000   $10,544,200   $10,819,700

Operating costs
 and expenses:
    Cost of sales      1,946,700     2,023,800     5,649,000     6,272,900
    Advertising           78,600        94,900       321,500       245,500
    Selling            1,017,700     1,016,200     3,076,800     3,043,900
    General and
     administrative      609,200       615,200     1,827,100     1,858,200
                     -----------   -----------   -----------   -----------
                       3,652,200     3,750,100    10,874,400    11,420,500
                     -----------   -----------   -----------   -----------

Loss from operations    (158,200)     (327,100)     (330,200)     (600,800)

Interest and
 other income             30,600         2,200        97,900         7,200
Interest expense         (68,900)      (70,300)     (207,900)     (227,900)
                     -----------   -----------   -----------   -----------
                        (196,500)     (395,200)     (440,200)     (821,500)
Income tax expense
 (benefit)                  -             -             -             -
                     -----------   -----------   -----------   -----------

Net loss             $  (196,500)  $  (395,200)  $  (440,200)  $  (821,500)
                     ===========   ===========   ===========   ===========

Net loss per
 common share (Note 2):
    Basic &
     Diluted         $     (0.02)  $     (0.04)  $     (0.04)  $     (0.08)
                     ===========   ===========   ===========   ===========

    Weighted average
     shares outstanding:
       Basic &
        Diluted       10,795,000    10,795,000    10,795,000    10,774,100
                     ===========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements.





                   SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
                         Consolidated Balance Sheets

                                          September 30,  December 31,
                                              2010           2009
                                          ------------   ------------
                                          (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents              $   626,000    $   654,100
   Investment securities                         -             4,300
   Trade receivables, net of allowance
    of $61,100 and $59,800, respectively,
    for doubtful accounts                     647,200        314,400
   Inventories, net                         2,247,400      1,984,600
   Prepaid expenses                            93,800        142,300
                                          -----------    -----------
     Total current assets                   3,614,400      3,099,700

Property, plant and equipment, net         11,185,800     11,554,100

Other assets                                   94,400        110,000
                                          -----------    -----------
          TOTAL ASSETS                    $14,894,600    $14,763,800
                                          ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Obligations collateralized
    by receivables                        $   444,100    $      -
   Accounts payable                         1,363,500      1,109,900
   Accrued payroll and benefits               667,600        578,900
   Other accrued expenses                     327,500        370,000
   Current maturities of long-term debt       327,600        319,600
                                          -----------    -----------
     Total current liabilities              3,130,300      2,378,400

Long-term debt, net of current maturities   3,787,700      4,034,300
                                          -----------    -----------
     Total liabilities                      6,918,000      6,412,700

Shareholders' equity:
   Common stock; $.10 par value, authorized
    50,000,000 shares; issued and
    outstanding 10,795,000 shares,
    and 10,795,000 shares, respectively     1,079,500      1,079,500
   Capital in excess of par                 5,330,300      5,264,300
   Accumulated comprehensive income              -               300
   Retained earnings                        1,566,800      2,007,000
                                          -----------    -----------
     Shareholders' equity                   7,976,600      8,351,100
                                          -----------    -----------

          TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY            $14,894,600    $14,763,800
                                          ===========    ===========

See accompanying notes to consolidated financial statements.

                     SCOTT'S LIQUID GOLD-INC. & SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                 --------------------------
                                                   2010          2009
                                              -----------    -----------
Cash flows from operating activities:
  Net loss                                    $  (440,200)   $  (821,500)
                                              -----------    -----------
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization                 385,500        401,600
    Provision for doubtful accounts                  -             2,500
    Stock issued to ESOP                             -            17,000
    Stock-based compensation                       66,000         58,100
    Gain on sale of securities                       (300)          -
    Loss on disposal of assets                       -               900
    Changes in assets and liabilities:
       Proceeds from sale of
        accounts receivable                          -         3,838,600
       Trade and other receivables, net            10,900     (3,533,100)
       Inventories                               (262,800)        12,600
       Prepaid expenses and other assets           48,400        (72,600)
       Accounts payable and accrued expenses      463,300        164,000
                                              -----------     ----------
       Total adjustments to net loss              711,000        889,600
                                              -----------    -----------
       Net Cash Provided by
        Operating Activities                      270,800         68,100
                                              -----------    -----------
Cash flows from investing activities:
  Proceeds from sale of securities                  4,300           -
  Purchase of plant and equipment                  (1,500)          -
  Real estate brokerage costs                     (41,200)          -
                                              -----------    -----------
       Net Cash Used by
        Investing Activities                      (38,400)          -
                                              -----------    -----------

Cash flows from financing activities:
  Net payments on obligations
   collateralized by receivables                  (21,900)          -
  Principal payments on long-term borrowings     (238,600)      (212,700)
                                              -----------    -----------
       Net Cash Used by
        Financing Activities                     (260,500)      (212,700)
                                              -----------    -----------
Net Decrease in Cash and
 Cash Equivalents                                 (28,100)      (144,600)
Cash and Cash Equivalents,
 beginning of period                              654,100        909,900
                                              -----------    -----------
Cash and Cash Equivalents,
 end of period                                $   626,000    $   765,300
                                              ===========    ===========
Supplemental disclosures:
  Cash paid during period for:
    Interest                                  $   208,400    $   229,000
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
	On November 3, 2008, effective as of October 31, 2008, we established a $1,200,000 factoring line with an asset-based lender, Summit Financial Resources ("Lender"), and secured by accounts receivable, inventory, any lease in which we are a lessor, all investment property and guarantees by our active subsidiaries. This facility enables us to sell selected accounts receivable invoices to the Lender with full recourse against us. During the first nine months of 2010, we sold approximately $8,116,500 of our accounts receivable invoices to the Lender under a financing agreement for approximately $5,681,500. The Company retains an interest equal to 30% of the total accounts receivable invoice sold to the Lender less a collateral management fee of 0.28% for each 10-day period that an accounts receivable invoice is uncollected plus a daily finance fee, based on Wall Street Journal prime (3.25% at September 30, 2010) plus 1%, imposed on (a) the net of the outstanding accounts receivable invoices less (b) retained amounts due to us. At September 30, 2010, approximately $755,900 of this credit line was available for future factoring of accounts receivable invoices.

	We have adopted the FASB's amended authoritative guidance which was issued in June 2009 and which became effective January 1, 2010 as it relates to distinguishing between transfers of financial assets that are sales from transfers that are secured borrowings. Under this new guidance as adopted by the Company effective January 1, 2010, the reporting of the sale of accounts receivable is treated as a secured borrowing rather than as a sale. As a result, affected accounts receivable are reported under Current Assets within the Company's balance sheet as "Trade receivables" subject to reserves for doubtful accounts, returns and other allowances. Similarly, the net liability owing to Summit Financial Resources appears as "Obligations collateralized by receivables" within the Current Liabilities section of the Company's balance sheet. Net proceeds received from the sale of accounts receivable appear as cash provided or used by financing activities within the Company's Consolidated Statements of Cash Flows. Early adoption of this amended guidance was not permitted. Under the authoritative guidance in effect prior to the amended guidance noted above, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

(h)	Inventories
	Inventories consist of raw materials and finished goods and are stated at the lower of cost (first-in, first-out method) or market. We record a reserve for slow moving and obsolete products and raw materials. We estimate reserves for slow moving and obsolete products and raw materials based upon historical and anticipated sales.

	Inventories were comprised of the following at:

                              September 30, 2010    December 31, 2009
                              ------------------    -----------------
      Finished goods            $ 1,262,300           $ 1,244,700
      Raw materials               1,401,400             1,150,500
      Inventory reserve
       for obsolescence            (416,300)             (410,600)
                                -----------           -----------
                                $ 2,247,400           $ 1,984,600
                                ===========           ===========

(i)	Property, Plant and Equipment
	Property, plant and equipment are recorded at historical cost. Depreciation is provided using the straight-line method over estimated useful lives of the assets ranging from three to forty-five years. Building structures and building improvements are estimated to have useful lives of 35 to 45 years and 3 to 20 years, respectively. Production equipment and production support equipment are estimated to have useful lives of 15 to 20 years and 3 to 10 years, respectively. Office furniture and office machines are estimated to have useful lives of 10 to 20 and 3 to 5 years, respectively. Carpet, drapes and company vehicles are estimated to have useful lives of 5 to 10 years. Maintenance and repairs are expensed as incurred. Improvements that extend the useful lives of the assets or provide improved efficiency are capitalized.

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

	The recorded amounts for cash and cash equivalents, receivables, other current assets, and obligations collateralized by receivables, accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. Our long-term debt bears interest at a fixed rate that adjusts annually on the anniversary date to a then prime rate. The carrying value of long-term debt approximates fair value as of September 30, 2010 and December 31, 2009.

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

	As of December 31, 2009, due to changes in the real estate market in Denver, Colorado and the continuing economic downturn, we conducted an evaluation into fair value impairment as regards our property, plant and equipment with particular attention to our land and buildings ("facilities") which have an original cost of $17,485,800 and a depreciated book value at December 31, 2009 of approximately
$10,792,700.  For the facilities, we performed an evaluation utilizing an income capitalization model employing rental, vacancy and capitalization rates obtained from independent market data relative to our area of the Denver market as well as the actual rental rate in effect in the current lease of a portion of our office space. This evaluation returned a range of fair value estimates in excess of
(a) the carrying value of the facilities and (b) the current listing price for the facilities. We currently have the facilities listed for sale at the price of $11,500,000 for the improved property plus an unstated amount for an unimproved, adjacent 5.5 acre parcel of land
with a value estimated by us at $1,200,000.   Based upon our
evaluation, we find there to be no impairment in the carrying values of our long-lived assets at December 31, 2009 and there have been no events or changes in circumstances that indicate the fair value of the facilities has declined in the nine months ended September 30, 2010; however, the valuation of our facilities can be affected by future events including the commercial real estate market in which our facilities are located.

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
	Revenue is recognized when an arrangement exists to sell our product, we have delivered such product in accordance with that arrangement, the sales price is determinable, and collectibility is probable. Reserves for estimated market development support, pricing allowances and returns are provided in the period of sale as a reduction of revenue. Reserves for returns and allowances are recorded as a reduction of revenue, and are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. At September 30, 2010 and December 31, 2009 approximately $356,300 and $403,000, respectively, had been reserved as a reduction of accounts receivable, and approximately $27,000 and $23,000, respectively, had been reserved as current liabilities.
Co-op advertising, marketing funds, slotting fees and coupons are deducted from gross sales and totaled $848,300 and $881,600 in the nine months ended September 30, 2010 and 2009, respectively.

(n)	Advertising Costs
	Advertising costs are expensed as incurred.

(o)	Stock-based Compensation
       During the first nine months of 2010, we granted 699,000 options for shares of our common stock to four officers, four non-employee directors and twenty-one employees at $0.22 to $0.30 per share. The options, which vest ratably over forty-eight months, or upon a change in control, and which expire after five years, were granted at or above the market value as of the date of grant.

	The weighted average fair market value of the options granted in the first nine months of 2010 and 2009 were estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

                                 September 30, 2010  September 30, 2009
                                 ------------------  ------------------
Expected life of options
  (using the "simplified" method)   4.5 years           4.5 years
Risk-free interest rate             1.5%                2.7%
Expected volatility of stock        87%-121%            88%
Expected dividend rate              None                None

	Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) under authoritative guidance issued by the FASB was $66,000 in the nine months ended September 30, 2010. Approximately $162,200 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next forty-four months. In accordance with this same authoritative guidance, there was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible. With respect to the non-cash expense associated with the options granted to the non-employee directors, no tax benefit was recognized due to the existence of as yet unutilized net operating losses. At such time as these operating losses have been utilized and a tax benefit is realized from the issuance of non-qualified stock options, a corresponding tax benefit may be recognized.

(p)	Comprehensive Income (Loss)
	We follow FASB authoritative guidance which establishes standards for reporting and displaying comprehensive income (loss) and its components. Comprehensive income (loss) includes all changes in equity during a period from non-owner sources.

	The following table is a reconciliation of our net loss to our total comprehensive loss for the three and nine months ended
September 30, 2010 and 2009:

                         Three Months Ended         Nine Months Ended
                            September 30,             September 30,
                       ----------------------   ------------------------
                           2010        2009          2010        2009
                       ----------  ----------   -----------  -----------
Net loss               $ (196,500) $ (395,200)  $  (440,200) $  (821,500)
Unrealized loss on
 on investment
 securities                  -           (100)         -            (200)
                       ----------  ----------   -----------  -----------
Comprehensive loss     $ (196,500) $ (395,300)  $  (440,200) $  (821,700)
                       ==========  ==========   ===========  ===========

(q)	Operating Costs and Expenses Classification
	Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out and nominal outside warehousing costs as a component of selling expense on the accompanying Consolidated Statement of Operations. Shipping and handling costs totaled $947,600 and $983,800, for the nine months ended September 30, 2010 and 2009, respectively.

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

	Per share data was determined by using the weighted average number of common shares outstanding. Potentially dilutive securities, including stock options, are considered only for diluted earnings per share, unless considered anti-dilutive. The potentially dilutive securities, which are comprised of outstanding stock options of 1,932,650 and 1,922,900 at September 30, 2010 and 2009, were excluded from the computation of weighted average shares outstanding due to their anti-dilutive effect.

	A reconciliation of the weighted average number of common shares outstanding for the three and nine months ended September 30, 2010 and 2009, respectively, follows:
                                           2010
                               ---------------------------
                               Three Months    Nine Months
                               ------------    -----------
Common shares outstanding
 beginning of period            10,795,000     10,795,000
Stock issued to ESOP(a)               -              -
                                ----------     ----------
Weighted average number
 of common shares outstanding   10,795,000     10,795,000

Dilutive effect of
 common share equivalents             -              -
                                ----------     ----------

Diluted weighted average
 number of common shares
 outstanding                    10,795,000     10,795,000
                                ==========     ==========

                                          2009
                              ---------------------------

                              Three Months    Nine Months
                              ------------    -----------
Common shares outstanding
 beginning of period            10,795,000     10,695,000
Stock issued to ESOP (a)              -            79,100
                                ----------     ----------

Weighted average number
 of common shares outstanding   10,795,000     10,774,100

Dilutive effect of
 common share  equivalents            -              -
                                ----------     ----------

Diluted weighted average
 number of common shares
 outstanding                    10,795,000     10,774,100
                                ==========     ==========

	(a)	In February 2009, the Board of Directors authorized and the
Company issued 100,000 shares of common stock to the Employee Stock Ownership Plan at a price of $0.17 per share.

	At September 30, 2010, there were authorized 50,000,000 shares of our $0.10 par value common stock and 20,000,000 shares of preferred stock issuable in one or more series. None of the preferred stock was issued or outstanding at September 30, 2010.

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

	The following provides information on our segments for the three and nine months ended September 30:

                                Three Months Ended September 30,
                     -----------------------------------------------------
                                2010                        2009
                     -------------------------   -------------------------
                      Household     Skin Care     Household     Skin Care
                      Products      Products      Products      Products
                     -----------   -----------   -----------   -----------
Net sales to
 external customers  $ 1,672,600   $ 1,821,400   $ 1,873,000   $ 1,550,000
                     ===========   ===========   ===========   ===========
Income (loss) before
 profit sharing,
 bonuses, and
 income taxes        $   (22,700)  $  (173,800)  $    15,700   $  (410,900)
                     ===========   ===========   ===========   ===========
Identifiable Assets  $ 2,755,700   $ 3,989,600   $ 2,877,700   $ 4,181,600
                     ===========   ===========   ===========   ===========

                                  Nine Months Ended September 30,
                     -----------------------------------------------------
                                2010                        2009
                     -------------------------   -------------------------
                      Household     Skin Care     Household     Skin Care
                      Products      Products      Products      Products
                     -----------   -----------   ----------    -----------
Net sales to
 external customers  $ 5,415,400   $ 5,128,800   $ 5,377,300   $ 5,442,400
                     ===========   ===========   ===========   ===========
Income (loss) before
 profit sharing,
 bonuses and
 income taxes        $       100   $  (440,300)  $  (160,200)  $  (661,300)
                     ===========   ===========   ===========   ===========
Identifiable Assets  $ 2,755,700   $ 3,989,600   $ 2,877,700   $ 4,181,600
                     ===========   ===========   ===========   ===========

       The following is a reconciliation of segment information to consolidated information for the three and nine months ended
September 30:

                        Three Months Ended             Nine Months Ended
                            September 30,                September 30,
                     -------------------------    -------------------------
                         2010          2009           2010          2009
                     -----------   -----------    -----------   -----------
Net sales to
 external customers  $ 3,494,000   $ 3,423,000    $10,544,200   $10,819,700
                     ===========   ===========    ===========   ===========
Loss before profit
 sharing, bonuses
 and income taxes    $  (196,500)  $  (395,200)   $  (440,200)  $  (821,500)
                     ===========   ===========    ===========   ===========
Identifiable assets  $ 6,745,300   $ 7,059,300    $ 6,745,300   $ 7,059,300
Corporate assets       8,149,300     8,638,300      8,149,300     8,638,300
                     -----------   -----------    -----------   -----------
Consolidated total
 assets              $14,894,600   $15,697,600    $14,894,600   $15,697,600
                     ===========   ===========    ===========   ===========

	Corporate assets noted above are comprised primarily of our cash and investments, and property and equipment not directly associated with the manufacturing, warehousing, shipping and receiving activities.

Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations

	During the first nine months of 2010, we experienced an overall decrease in net sales of $275,500 as compared to the first nine months of 2009. Our net loss for the first nine of 2010 was $440,200 versus a net loss of $821,500 in the first nine months of 2009. The decrease in our net loss for the first nine months of 2010 compared to the first nine months of 2009 results primarily from improved gross margins as the 2009 margins reflected a greater volume of discounted products associated with the discontinuation of a line of air fresheners plus two lines of distributed products. The 2010 margins were also negatively impacted by increases in both co-op advertising and selling expenses which are reflected as a reduction to net sales. Favorably impacting the net loss in the first nine months of 2010 is the net rental income received from the leasing of office space as more fully discussed below.








                Summary of Results as a Percentage of Net Sales

                                     Year Ended        Nine Months Ended
                                     December 31,        September 30,
                                     ------------     -------------------
                                        2009            2010       2009
                                     ------------     -------    --------
Net sales
   Scott's Liquid Gold
    household products                  50.6%           51.4%      49.7%
   Neoteric Cosmetics                   49.4%           48.6%      50.3%
                                       ------          ------     ------
Total Net Sales                        100.0%          100.0%     100.0%
Cost of Sales                           58.0%           53.6%      58.0%
                                       ------          ------     ------
Gross profit                            42.0%           46.4%      42.0%
Other revenue                            0.2%             .9%       0.1%
                                       ------          ------     ------
                                        42.2%           47.3%      42.1%
                                       ------          ------      -----

Operating expenses                      48.5%           49.5%      47.6%
Interest                                 2.1%            2.0%       2.1%
                                       ------          ------     ------
                                        50.6%           51.5%      49.7%
                                       ------          ------     ------

Loss before income taxes                (8.4%)          (4.2%)    (7.6%)
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

Nine Months Ended September 30, 2010
Compared to Nine Months Ended September 30, 2009

                           Comparative Net Sales

                                     Nine Months Ended         Percentage
                                        September 30,           Increase
                                    2010           2009        (Decrease)
                                -----------    -----------     ----------
Scott's Liquid Gold and
 other household products       $ 5,050,200    $ 4,876,300         3.6%
Touch of Scent                      365,200        501,000       (27.1%)
                                -----------    -----------       ------
     Total household products     5,415,400      5,377,300         0.7%
                                -----------    -----------       ------

Alpha Hydrox and
 other skin care                  2,627,000      2,922,300       (10.1%)
Montagne Jeunesse and other
 distributed skin care            2,501,800      2,520,100        (0.7%)
                                -----------    -----------       ------
     Total skin care products     5,128,800      5,442,400        (5.8%)
                                -----------    -----------       ------

          Total net sales       $10,544,200    $10,819,700        (2.5%)
                                ===========    ===========       ======

	Consolidated net sales for the first nine months of the current year were $10,544,200 versus $10,819,700 for the first nine months of 2009, a decrease of $275,500. Average selling prices for the first nine months of 2010 were up by $30,500 over the first nine months of 2009. Average selling prices of household products were down by $35,600, while average selling prices of skin care products were up by $66,100. This overall increase in selling prices reflects a decrease in co-op advertising, marketing funds, slotting fees, and coupons paid to retailers which are deducted from gross sales, and totaled $848,300 in the first nine months of 2010 versus $881,600 in the same period in 2009, a decrease of $33,300 or 3.8%. This decrease consisted of an increase in coupon expense of $32,600, an increase in slotting fee expenses of $32,800, and a decrease in co-op advertising funds of $98,700.
	From time to time, our customers return product to us. For our household products, we permit returns only for a limited time, and generally only if there is a manufacturing defect. With regard to our skin care products, returns are more frequent under an unwritten industry standard that permits returns for a variety of reasons. In the event a skin care customer requests a return of product, the Company will consider the request, and may grant such request in order to maintain or enhance relationships with customers, even in the absence of an enforceable right of the customer to do so. Some retailers have not returned products to us. Return price credit (used in exchanges typically, or rarely, refunded in cash) when authorized is based on the original sale price plus a handling charge of the retailer that ranges from 8-10%. The handling charge covers costs associated with the return and shipping of the product. Additions to our reserves for estimated returns are subtracted from gross sales.

	From January 1, 2007 through September 30, 2010, our product returns (as a percentage of gross revenue) have averaged as follows: household products 0.5%, Montagne Jeunesse products 2.7%, and our Alpha Hydrox and other skin care products 3.5%. The level of returns as a percentage of gross revenue for the household products and Montagne Jeunesse products have remained fairly constant as a percentage of sales over that period while the Alpha Hydrox and other skin care products return levels have fluctuated. More recently, as our sales of the Alpha Hydrox skin care products have declined we have seen a decrease in returns of these products as a percentage of gross revenues. The products returned in the first nine months of 2010 (indicated as a percentage of gross revenues) were: household products 1.2%, Montagne Jeunesse products 0.6%, and our Alpha Hydrox and other skin care products 0.3%. We are not aware of any industry trends, competitive product introductions or advertising campaigns at this time which would cause returns as a percentage of gross sales to be materially different for the current fiscal year than for the above averages. Furthermore, our management is not currently aware of any changes in customer relationships that we believe would adversely impact anticipated returns. However, we review our reserve for returns quarterly and we regularly face the risk that the existing conditions related to product returns will change.

	During the first nine months of 2010, net sales of skin care products accounted for 48.6% of consolidated net sales compared to 50.3% for the same period of 2009. Net sales of these products for that period were $5,128,800 in 2010 compared to $5,442,400 in 2009, a decrease of $313,600 or 5.8%. Our decrease in net sales of skin care was comprised of a decrease of $18,300 in sales of products for which we act as a distributor and a decrease of $295,300 in our manufactured skin care product lines.

	Overall, net sales of our line-up of distributed products, including Montagne Jeunesse, totaled $2,501,800 in the nine months of 2010 as compared to net sales of $2,520,100 in the same period of 2009, a decrease of $18,300 or 0.7%.

	Similarly, net sales of our Alpha Hydrox and other manufactured skin care products declined $295,300 or 10.1%, from $2,922,300 in the nine months of 2009 to $2,627,000 for the same period of 2010. This sales decrease was attributable to the discontinued sale of our Massage Oils by our largest retail customer.

	Sales of household products for the first nine months of 2010 accounted for 51.4% of consolidated net sales compared to 49.7% for the same period in 2009. These products are comprised of Scott's Liquid Gold wood care products, Mold Control 500, Clean Screen, and Touch of Scent. During the nine months ended September 30, 2010 sales of household products were $5,415,400 as compared to $5,377,300 for the same period in 2009, an increase of $38,100 or 0.7%. Sales of Scott's Liquid Gold products increased by $371,800 or 8.1%, in 2010 versus 2009, while Mold Control 500 sales decreased by $197,900 or 64.1%, and sales of Touch of Scent products decreased $135,800 or 27.1%, in the same comparative periods. The increase in sales of Scott's Liquid
Gold products is primarily attributable to the introduction of "Clean Screen," a surface cleaner for sensitive electronics including HDTV screens, computer monitors and other such devices, coupled with an increase in sales of wood care products. The decrease in sales of Mold Control 500 is attributable to the loss of distribution at a national hardware chain. The decrease in sales of Touch of Scent products is attributable to the discontinuation of the air freshener products Cube Scents and Odor Extinguisher in 2008 and 2009 along with a reduction in sales through our online store.

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

	On a consolidated basis, cost of goods sold was $5,649,000 during the first nine months of 2010 compared to $6,272,900 for the same period of 2009, a decrease of $623,900 or 9.9%, against a sales decrease of 2.5%. As a percentage of consolidated net sales, cost of goods sold was 53.6% in 2010 versus 58.0% in 2009, a decrease of about 7.6%. With respect to our skin care products, the cost of goods dropped to 56.2% in first nine months of 2010 as compared to 61.5% in the first nine months of 2009 as a result of our decision in 2009 to discontinue our business relationship with a retail chain where excessive retail support in the form of product returns, marketing co-op funds, coupons and promotion programs and damage claims had made such business unprofitable. Likewise, household products experienced a decline in cost of goods sold from 54.4% in 2009 compared to 51.0% for the same period in 2010. In 2009, cost of goods sold reflected the sale of discontinued products at below our cost of approximately $300,000 as well as higher steel can costs which were subsequently negotiated down in mid-2009 and again in early 2010.

Operating Expenses, Interest Expense and Other Income

                                        Nine Months Ended      Percentage
                                           September 30,         Increase
                                       2010            2009     (Decrease)
                                   -----------    -----------   ----------
Operating Expenses
    Advertising                    $   321,500    $   245,500      31.0%
    Selling                          3,076,800      3,043,900       1.1%
    General & Administrative         1,827,100      1,858,200      (1.7%)
                                   -----------    -----------   --------
         Total operating expenses  $ 5,225,400    $ 5,147,600       1.5%
                                   ===========    ===========   ========

Interest and Other Income          $    97,900    $     7,200   1,259.7%
                                   ===========    ===========   ========

Interest Expense                   $   207,900    $   227,900      (8.8%)
                                   ===========    ===========   ========

       Operating expenses comprised primarily of advertising, selling and general and administrative expenses increased $77,800 in the first nine months of 2010 when compared to the first nine months of 2009. The various components of operating expenses are discussed below.

	Advertising expenses for the first nine months of 2010 were $321,500 compared to $245,500 for the comparable period of 2009, an increase of $76,000 or 31.0%. This increase reflects coupon campaigns for our household products directed nationwide as well as retailer-specific programs.

	Selling expenses for the first nine months of 2010 were $3,076,800 compared to $3,043,900 for the comparable period of 2009, an increase of $32,900 or 1.1%. This increase was comprised of a decrease in freight expenses of $40,500 largely resulting from declining fuel prices and the utilization of a third-party logistics firm as well as the overall reduction in sales in the first nine months of 2010 compared to 2009, offset by an increase in promotional selling expenses of $48,000 related to efforts to support our diabetic products and a net increase in other selling expenses, none of which by itself is significant, of $25,400.

	General and administrative expenses for the first nine months of 2010 were $1,827,100 compared to $1,858,200 for the comparable period of 2009, a decrease of $31,100 or 1.7%. That decrease resulted from a decrease in salaries, fringe benefits and related travel expense of $63,600 associated with a reduction in personnel and fees paid to outside directors, partially offset by an increase in professional fees and reporting costs of $22,700 and a net increase in various other expense items, none of which by itself is significant, of $9,800.

	Interest expense for the first nine months of 2010 was $207,900 and included $75,600 in collateral management fees incurred relative to the sale of accounts receivable invoices to Summit Financial Resources. Interest expense for the first nine months of 2009 was $227,900 and included $53,300 in collateral management fees. The decrease in interest expense reflects the combined effect of a decrease in the outstanding mortgage liability from 2009 to 2010 and the reduction in the interest rate in effect on that mortgage from 5.0% prior to June 28, 2009 to 3.25% effective after that date.

	Interest and other income for the first nine months of 2010 of $97,900 and included $91,600 of net rental receipts from the rental of a portion of our headquarters building, which we own, and $6,300 in interest earned on our cash reserves as compared to $7,200 in interest earned on our cash reserves in the first nine months of 2009. There were no rental receipts in the first nine months of 2009.

Three Months Ended September 30, 2010
Compared to Three Months Ended September 30, 2009

Comparative Net Sales

                              Three Months Ended September 30,
                          -----------------------------------------
                                                         Percentage
                                                          Increase
                              2010            2009       (Decrease)
                           -----------    -----------    ----------
Scott's Liquid Gold and
 other household products  $ 1,565,500    $ 1,736,400        (9.8%)
Touch of Scent                 107,100        136,600       (21.6%)
                           -----------    -----------       ------
  Total household products   1,672,600      1,873,000       (10.7%)
                           -----------    -----------       ------

Alpha Hydrox and
 other skin care               800,100      1,022,100       (21.7%)
Montagne Jeunesse and other
 distributed skin care       1,021,300        527,900        93.5%
                           -----------    -----------       ------
  Total skin care products   1,821,400      1,550,000        17.5%
                           -----------    -----------       ------

     Total net sales       $ 3,494,000    $ 3,423,000         2.1%
                           ===========    ===========       ======


	Consolidated net sales for the third quarter of the current year were $3,494,000 versus $3,423,000 for the comparable quarter of 2009, an increase of $71,000 or 2.1%. Average selling prices for the third quarter of 2010 were up by $109,000 over those of the comparable period of 2009, with prices of household products being up by $55,100 and average selling prices of skin care products were up by $53,900. Co-op advertising, marketing funds, slotting fees and coupon expenses paid to retailers were subtracted from gross sales in accordance with current accounting policies totaling $309,300 in the third quarter of 2010 versus $207,500 in the comparable period in 2009, an increase of $101,800 or 49.1%. This increase consisted of an increase in coupon expenses of $33,000, an increase in slotting of $91,900, and partially offset by a decrease in co-op advertising of $23,100.

	During the third quarter of 2010, net sales of skin care products accounted for 52.1% of consolidated net sales compared to 45.3% for the third quarter of 2009. Net sales of these products for that period were $1,821,400 in 2010 compared to $1,550,000 for the comparable period in 2009, an increase of $271,400 or 17.5%. Our increase in net sales of skin care products was comprised of an increase of $493,400 in sales of products for which we act as a distributor partially offset by a decrease of $222,000 in our manufactured skin care product lines.

	Overall, net sales of our line-up of distributed products, including Montagne Jeunesse, totaled $1,021,300 in the third quarter of 2010 as compared to net sales of $527,900 in the comparable period of 2009, an increase of $493,400 or 93.5%. This sales increase is primarily the result of re-engagement of the Montagne Jeunesse products with a few of our largest retail customers as well as the growing distribution of Batiste dry shampoo, which was first introduced in November 2009. Net sales of other distributed skin care products were nominal in the third quarter of both 2010 and 2009.

	Conversely, net sales of our Alpha Hydrox and other manufactured skin care products declined $222,000, or 21.7%, from $1,022,100 in the third quarter of 2009 to $800,100 for the same period of 2010. This sales decrease was attributable primarily to the loss of a single distribution point for our diabetic products related to a change in health care benefits formerly available to a group of mine workers, a close-out sale in 2009 not replicated in 2010 and to the loss of distribution for our massage oils at a major retailer.

	Sales of household products for the third quarter of 2010 accounted for 47.9% of consolidated net sales compared to 54.7% for the same period in 2009. These products are comprised of Scott's Liquid Gold wood care products, Mold Control 500, Clean Screen, and Touch of Scent. During the quarter ended September 30, 2010, sales of household products were $1,672,600 as compared to $1,873,000 for the same period in 2009, a decrease of $200,400, or 10.7%. Sales of Scott's Liquid Gold products decreased by $82,700, or 5.1%, in the third quarter of 2010 versus the comparable period in 2009, Mold Control 500 sales were down by $88,200, or 69.2%, and sales of Touch of Scent products declined $29,500, or 21.6%, in the same comparative periods. The decrease in sales of Scott's Liquid Gold products in the third quarter of 2010 is attributable to promotional efforts involving coupons in the prior quarters of 2010 for which retailers responded with greater purchases in the earlier periods.

	On a consolidated basis, cost of goods sold was $1,946,700 during the third quarter of 2010 compared to $2,023,800 for the same period of 2009, a decrease of $77,100 or 3.8%, against a sales increase of 2.1%. As a percentage of consolidated net sales, cost of goods sold was 55.7% in the third quarter of 2010 versus 59.1% in 2009, a decrease of about 5.8%. With respect to our skin care products, the cost of goods declined to 58.4% in third quarter of 2010 as compared to 70.2% in the third quarter of 2009 as a result of our decision in 2009 to discontinue our business relationship with a retail chain where excessive retail support in the form of product returns, marketing co-op funds, coupons and promotion programs and damage claims had made such business unprofitable. With respect to household products, the cost of goods sold rose nominally during the third quarter of 2010 to 52.8% as compared to 50.0% for the third quarter of 2009 due in part to changing oil prices which were trending down in 2009 but have reversed course in 2010.

Operating Expenses, Interest Expense and Other Income

                                      Three Months Ended September 30,
                                  ---------------------------------------
                                                               Percentage
                                                                Increase
                                      2010           2009      (Decrease)
                                  -----------    -----------   ----------
Operating Expenses
   Advertising                    $    78,600    $    94,900      (17.2%)
   Selling                          1,017,700      1,016,200        0.1%
   General & Administrative           609,200        615,200       (1.0%)
                                  -----------    -----------   ---------
        Total operating expenses  $ 1,705,500    $ 1,726,300       (1.2%)
                                  ===========    ===========   =========

Interest and Other Income         $    30,600    $     2,200    1,290.9%

Interest Expense                  $    68,900    $    70,300       (2.0%)


	Operating expenses comprised primarily of advertising, selling and general and administrative expenses decreased $20,800 in the third quarter of 2010 when compared to the same period during 2009. The various components of operating expenses are discussed below.

	Advertising expenses for the third quarter of 2010 were $78,600 compared to $94,900 for the comparable quarter of 2009, a decrease of $16,300 or 17.2%, resulting primarily from reduced television media placements.

	Selling expenses for the third quarter of 2010 were $1,017,700 compared to $1,016,200 for the comparable quarter of 2009, an increase of $1,500 or 0.1%.

	General and administrative expenses for the third quarter of 2010 were $609,200 compared to $615,200 for the comparable quarter of 2009, a decrease of $6,000 or 1.0%.

	Interest expense for the third quarter of 2010 was $68,900 and included $25,400 in collateral management fees incurred relative to the sale of accounts receivable invoices to Summit Financial Resources. Interest expense for the third quarter of 2009 was $70,300 including $24,000 in collateral management fees. The resulting decrease in interest expense reflects the combined effect of a decrease in the outstanding mortgage liability from 2009 to 2010 and the reduction in the interest rate in effect on that mortgage from 5.0% prior to June 28, 2009 to 3.25% effective after that date.

	Interest and other income for the third quarter of 2010 of $30,600 included $28,900 of net rental receipts from the rental of a portion of our headquarters building, which we own, and $1,700 in interest earned on our cash reserves as compared to $2,200 in interest earned on our cash reserves in the same period of 2009. There were no rental receipts in the first nine months of 2009.

Liquidity and Capital Resources

	Citywide Loan

	On June 28, 2006, we entered into a loan with a fifteen year amortization with Citywide Banks (the "Bank") for $5,156,600 secured by the land, building and fixtures at our Denver, Colorado facilities. Interest on the bank loan (3.25% at September 30, 2010) is at the prime rate as published in The Wall Street Journal, adjusted annually each June. This loan requires 180 monthly payments of approximately $38,200. Monthly payments commenced on July 28, 2006. The loan agreement contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1, the aforementioned ratios to be calculated in accordance with U.S. generally accepted accounting principles. We may not declare any dividends that would result in a violation of either of these covenants. Affirmative covenants in the loan agreement concern, among other things, compliance in all material respects with applicable laws and regulations and compliance with our agreements with other parties which materially affect our financial condition. Negative covenants require that we not do any of the following, among other things, without the consent of the Bank: Sell, lease or grant a security interest in assets; engage in any business activity substantially different than those in which we are presently engaged; sell assets out of the ordinary course of business; or purchase another entity or an interest in another entity. The foregoing requirements were met at the end of quarter ending September 30, 2010.

	Financing Agreement

	On November 3, 2008, effective as of October 31, 2008, we entered into a financing agreement with an "asset-based" lender for the purpose of improving working capital. An amendment to this agreement was executed March 12, 2009 extending the initial anniversary date to March 12, 2010. The term of the agreement is one year and is automatically renewed for 12 months unless either party elects to cancel in writing at least 60 days prior to the anniversary date. Neither party sent such a notice of non-renewal, and therefore the term of the financing agreement has automatically been extended to March 12, 2011. The agreement provides for up to $1,200,000 and is secured primarily by accounts receivable, inventory, any lease in which we are a lessor, all investment property and guarantees by our active subsidiaries.
Under the financing agreement, the lender will make loans at our request and in the lender's discretion (a) based on purchases of our Accounts by the lender, with recourse against us and an advance rate of 70% (or such other percentage determined by the lender in its discretion), and (b) based on Acceptable Inventory not to exceed certain amounts, including an aggregate maximum of $250,000. Advances under the agreement bear interest at a rate of 1% over the prime rate
(as published in the Wall Street Journal) for the accounts receivable portion of the advances and 3% over the prime rate for the inventory portion of the borrowings. The prime rate (3.25% as of September 30, 2010) adjusts with changes to the rate. In addition there are collateral management fees of 0.28% for each 10-day period that an advance on an accounts receivable invoice remains outstanding and a 1.35% collateral management fee on the average monthly loan outstanding on the inventory portion of any advance. The agreement provides that no change in control concerning us or any of our active subsidiaries shall occur except with the prior written consent of the lender.
Events of default include, but are not limited to, the failure to make a payment when due or a default occurring on any indebtedness of ours.

	Liquidity

	During the first nine months of 2010, our working capital decreased by $237,200 resulting in a current ratio (current assets divided by current liabilities) of 1.2:1 at September 30, 2010, compared to 1.3:1 at December 31, 2009. The decrease in working capital is attributable primarily to the principal reduction in our long-term debt of $238,600.

	 At September 30, 2010, trade and other receivables were $647,200 versus $314,400 at the end of 2009. As discussed in Note 1(g), on January 1, 2010 the Company adopted new authoritative guidance which prospectively modified the presentation of transferred trade receivables and the related securitized obligation. Had early adoption been permitted then trade and other receivables at December 31, 2009 would have increased $343,700 to $658,100 along with a corresponding increase in current liabilities. Accounts payable, accrued payroll and other accrued expenses increased by $299,800 from the end of 2009 through September of 2010 corresponding with the increase and timing of purchases of inventory and rise in receivables over that period. At September 30, 2010 inventories were $262,800 more than at December 31, 2009, due primarily to an increase in anticipated sales of distributed products. Prepaid expenses decreased from the end of 2009 by $48,500.

	We have no significant capital expenditures planned for 2010.

	The Summit Financial Resources line of credit is expected to provide working capital which may be necessary to meet the needs of the Company over the next 12 months. The Company, in general, has high quality accounts receivable that may be sold pursuant to the line of credit. The Summit Financial Resources agreement has a term of one year which expires March 12, 2011, and is automatically renewed for 12 months unless either party elects to cancel in writing at least
60 days prior to the anniversary date.

	As a result of the foregoing, we expect that our available cash, projected cash flows from operating activities, and borrowing available under the Summit Financial Resources agreement (assuming no cancellation of the agreement) will fund the cash requirements for the twelve months ending September 30, 2011.

	In order to improve our liquidity and our operating results, we will also continue to pursue the following steps: the sale or lease of all or a portion of our real estate which we have listed with a real estate firm, efforts to improve revenues, a further reduction in our fixed operating expense if needed, and potentially the addition of external financing. In October 2009, we entered into a long-term lease of the second floor of our five-story office building to an established subsidiary of an international company. In September 2010 we entered into a two-year lease of just less than half of the first floor of our office building. Our officers and employees now occupy three other floors of the office building.

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

Forward-Looking Statements

	This report may contain "forward-looking statements" within the meaning of U.S. federal securities laws. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our performance inherently involves risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: continued acceptance of each of our significant products in the marketplace; the degree of success of any new product or product line introduction by us; limited consumer acceptance of the Alpha Hydrox products introduced in 2005 and 2007; uncertainty of consumer acceptance of Mold Control 500, wood wash products and products recently introduced or being introduced in 2010; competitive factors; any decrease in distribution of (i.e., retail stores carrying) our significant products; continuation of our distributorship agreement with Montagne Jeunesse; the need for effective advertising of our products; limited resources available for such advertising; new competitive products and/or technological changes; dependence upon third party vendors and upon sales to major customers; changes in the regulation of our products, including applicable environmental regulations; additional net losses which could affect our liquidity; the loss of any executive officer; and other matters discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 and this Report.
We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

	Not Applicable

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

	As of September 30, 2010, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2010.

	Changes in Internal Control over Financial Reporting

	There was no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

       			SCOTT'S LIQUID GOLD-INC.


November 11, 2010		BY:   /s/ Mark E. Goldstein
    Date 				--------------------------------------
					Mark E. Goldstein
					President and Chief Executive Officer


November 11, 2010		BY:   /s/ Brian L. Boberick
    Date				--------------------------------------
					Brian L. Boberick
					Treasurer and Chief Financial Officer



EXHIBIT INDEX

Exhibit No.       Document

31.1              Rule 13a-14(a) Certification of the Chief Executive
                   Officer
31.2              Rule 13a-14(a) Certification of the Chief Financial
                   Officer
32.1              Section 1350 Certification