Form 10-K
period 2010-12-31
SCOTTS LIQUID GOLD INC
filed 2011-03-29
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the issuer, assuming directors are affiliates, was $1,886,429 on June 30, 2010.

As of March 01, 2011, there were 10,898,500 shares of common stock, $0.10 par value per share, outstanding.

The following documents are incorporated by reference: The Registrant’s definitive Proxy Statement for the Annual Meeting of shareholders scheduled to be held on May 18, 2011, is incorporated by reference in Part III.

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

Our household products consist of (a) Scott’s Liquid Gold® for wood, a wood preservative and cleaner, sold nationally for over 30 years; (b) a wood wash and wood wipes under the name of Scott’s Liquid Gold; (c) Scott’s Liquid Gold Mold Control 500, a consumer product that helps rid homes of mold; (d) Touch of Scent®, an aerosol room air freshener; and (e) Clean Screen, a surface cleaner for sensitive electronics introduced in 2009. In early 1992, we entered into the skin care business through our subsidiary, Neoteric Cosmetics, Inc. Our skin care products consist primarily of Alpha Hydrox® products and our Neoteric Diabetic product. In addition to manufacturing the aforementioned skin care products, we further act as the distributor in the United States for other beauty, bath and hair care products manufactured by Montagne Jeunesse and Vivalis Limited (Batiste dry shampoo).

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

Strategy

Our strategy is to manufacture and market high quality consumer products which are distinct within each category in which we compete. Scott’s Liquid Gold for wood distinguishes itself from competing products as a wood cleaner and preservative, not simply a polish. Mold Control 500 is based on technology developed and patented by a national laboratory. Touch of Scent offers a convenience because it does not require shaking before use and it can be activated by an attractive dispenser which may be mounted on any hard, smooth surface. Clean Screen is an affordable product designed exclusively for today’s new sensitive electronics including HDTV screens, flat-screen laptop and computer monitors, “smart” phones, navigation screens and other such devices. With respect to our line of skin care products, Alpha Hydrox was one of the first alpha hydroxy acid skin care products sold to retailers for resale to the public at affordable prices. In 1998, we added a retinol product to our skin care line. In the first half of 1999, we introduced Neoteric Diabetic Skin Care®. Since 2001, we have sold Montagne Jeunesse sachets which are reasonably priced and designed for single use by the consumer. We will continue to examine other possible new products which we believe may fit well with our expertise and financial capabilities. We have introduced other new products or variants of products in subsequent years.

The growth in sales of Alpha Hydrox from 1992 through 1996 caused us to make substantial investments in property, plant and equipment to handle that growth and the anticipated future growth of our skin care products. The subsequent decline in sales of those products during certain periods, as well as declines in sales of household products, has resulted in efforts by us to maintain or increase sales of the existing products, to introduce new products, and to decrease our costs of doing business. We have introduced new household products most years since 2004, including Clean Screen in 2009, some of which have been discontinued. Additionally, we introduced several new Alpha Hydrox products in 2005, two new Alpha Hydrox products in 2006, four new Alpha Hydrox products in 2007 and the Batiste dry shampoo in 2009. We have engaged in cost-cutting measures from time to time since 2000.

Our goal for 2011 is to resume sales growth and attain profitability. To achieve these goals, we will continue to work on expanding the retail presence of products manufactured by others for whom we act as a distributor, as well as expanding the distribution of our Alpha Hydrox and other skin care products, our household products (Scott’s Liquid Gold for wood, our mold remediation product Mold Control 500, and Clean Screen) and introducing at least one new product within our product lines. Further, we will also consider the development of new niche products, remain open to manufacturing private label products for others and explore the possibility of joint ventures and other projects which would utilize our manufacturing or marketing capabilities.

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

Household products accounted for 48.9% of our consolidated net sales in 2010 and 50.6% in 2009.

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

Other products distributed in the United States by us as of December 31, 2010 are Batiste dry shampoo in aerosol form for mass merchandise, drug and grocery stores (introduced in the fourth quarter of 2009). Sales of distributed products other than Montagne Jeunesse products were less than 5% of annual net sales in the year ended December 31, 2010.

Through our research and development group, we continually consider and evaluate possible new products to be manufactured or sold by us. Generally these products involve household products or skin care products. However, the Company will also consider consumer products in other areas.

Marketing and Distribution

Our products in general are sold nationally, directly and through independent brokers, to mass marketers, drugstores, supermarkets, and other retail outlets and to wholesale distributors. In 2010 and 2009, Wal-Mart Stores, Inc. (“Wal-Mart”) accounted for approximately 36% and 34% of our sales of household products. With regard to our skin care products, Wal-Mart accounted for approximately 16% of 2010 sales (21% in 2009). Wal-Mart accounted for approximately 26% and 27% of the combined sales of household products and skin care products in 2010 and 2009, respectively. No long-term contracts exist between us and Wal-Mart or any other customer. We permit returns of our products by our customers, a common industry practice. A practice of certain retailers has been to return products that have either been discontinued or not sold after a period of time. We subtract any returns from gross sales in determining our net sales and provide a reserve for such returns which is netted against accounts receivable and gross sales on our financial statements.

We also use our websites for sales of our products. Such sales are approximately 8% in 2010 and 9% in 2009 of total net sales. Prior to 2010, our website sales showed growth year over year. The decline in sales at our website in 2010 is offset by increased sales to unaffiliated “e-tailers”.

During the years 2001 through 2004 and again in 2006 through 2008, we experienced a decrease in the distribution of the Alpha Hydrox products as a result of slowing sales. In 2005, we introduced four new items in our Alpha Hydrox line of cosmetics, which resulted in some increased distribution by selling those products to retail store chains not carrying any of our other Alpha Hydrox products. As a result of decreased sales and our efforts to manage marketing costs, the distribution of Alpha Hydrox is limited to certain retail chains and “e-tailers” as well as the Company’s websites. If sales of one of our products continue to decline, other retail stores, including potentially Wal-Mart, may discontinue the product. The level of advertising for our products is constrained by our size and financial resources. Any significant decrease in the distribution of skin care products or Scott’s Liquid Gold products at retail stores could have a material adverse effect on our sales and operating results.

Our Scott’s Liquid Gold wood care products, Mold Control 500 product, and Alpha Hydrox products have been advertised nationally on network television, on cable television, and, at times, in print media. Expenditures for these purposes in 2010 and 2009 were a small amount relative to net sales and these expenditures in prior years. To date, we have not used television advertising for either our Clean Screen products or the Montagne Jeunesse products. We periodically review our advertising plans and may revise planned advertising expenditures based upon actual sales results and competitive conditions.

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

On April 4, 2006, we entered into a Product Development, Production and Marketing Agreement with Modec, Inc., a Colorado corporation. Pursuant to this Agreement, we purchase from Modec a product for the treatment of mold; we sell this product as Mold Control 500. We fill and package the product at our facilities and market the product to retail stores in North America. The term of the Agreement including automatic one-year renewals ran through December 31, 2010, and although the agreement has expired and we no longer have exclusivity, we plan to continue to purchase the product from Modec and to market the product to retail stores.

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

Regulation

We are subject to various federal, state and local laws and regulations that pertain to the type of consumer products that we manufacture and sell. Many chemicals used in consumer products, some of which are used in several of our product formulations, have come under scrutiny by various state governments and the Federal government. These chemicals are called volatile organic compounds (VOC’s), which contribute to the formation of ground level ozone. Many states as well as the Federal government have passed regulations that limit the amount of VOC’s allowed in various categories of consumer products. As a result of these regulations, we have been required more then once to reformulate Scott’s Liquid Gold aerosol, Scott’s Liquid Gold pourable and Touch of Scent to meet the current VOC limits. All of our products currently meet the most stringent VOC regulations and may be sold throughout the United States. Any new or revised VOC regulations developed by various states or the Federal government may apply to our products and could potentially require additional reformulation of those products in the future. Limitation of VOC content in consumer products by both state and Federal government will continue to be part of regulatory efforts to achieve compliance with clean air regulations. We continue to monitor all environmental regulatory activities and believe that we have done all that is necessary to satisfy the current requirements of the Federal Clean Air Act and the laws of various state governments.

Many of our skin care products, most of which contain Alpha Hydroxy Acids (AHA’s), are considered cosmetics within the definition of the Federal Food Drug and Cosmetic Act (FFDCA). The FFDCA defines cosmetics as products intended for cleansing, beautifying, promoting attractiveness or altering the appearance without affecting the body’s structure or functions. Our cosmetic products are subject to the regulations under the FFDCA and the Fair Packaging and Labeling Act (FPLA). The relevant laws and regulations are enforced by the U.S. Food and Drug Administration (FDA). Such laws and regulations govern the ingredients and labeling of cosmetic products and set forth good manufacturing practices for companies to follow. Although FDA regulations require that the safety of a cosmetic ingredient be substantiated prior to marketing, there is no requirement that a company submit the results of any testing performed or any other data or information with respect to any ingredient to the FDA.

In July 1997, because of questions raised earlier by the FDA and as requested by the FDA, the Cosmetic Ingredient Review Expert Panel (“CIR”) sponsored by the cosmetic industry issued a report concerning the safety of alpha hydroxy acids. The final report, among other things, concluded that glycolic acid (the type of alpha hydroxy acid that we currently use) is safe for use at concentrations of up to 10%, with a pH level of no less than 3.5, when directions for use include the daily use of sun protection. In January 2005, the FDA issued a final guidance to the effect that products containing AHA’s should alert users that those products may increase skin sensitivity to sun and possible sunburn and the steps to avoid such consequences. All of our labeling reflects this guidance.

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

Our Advertising is subject to regulation under the Federal Trade Commission Act and related regulations, which prohibit the false and misleading claims in advertising. Our labeling and promotional materials are believed to be in full compliance with applicable regulations.

Employees

We employ 64 persons (compared to 65 persons at the end of 2009), 32 in plant and production related functions and 32 in administrative, sales and advertising functions. No contracts exist between us and any union. We monitor wage and salary rates in the Rocky Mountain area and pursue a policy of providing competitive compensation to our employees. The compensation of our executive officers is under the review of the Compensation Committee of our Board of Directors. Fringe benefits for our employees include medical, vision and dental plans, short-term disability, life insurance, a 401(k) plan with matching contributions for lower paid employees (those earning $35,000 or less per annum), an employee stock ownership (ESOP) plan, and a profit sharing plan. We consider our employee relations to be satisfactory.

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

We will provide to any person without charge, upon request, a copy of the code of business conduct and ethics which has been adopted by us and which applies to our executive officer and chief financial officer, among others.

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

Because we are dependent on our operating cash flow, any loss of a significant customer, any further decreases in the distribution of our skin care or household products, new competitive products affecting sales levels of our products or any significant expense not included in our internal budget could result in the need to raise cash. The financing agreement with Summit Financial Resources has been amended effective March 1, 2011 for an initial financing period of eighteen months ended September 1, 2012 which automatically renews for successive one-year financing periods unless either party provides written notice of non-renewal at least 60 days prior to the end of a financing period. In conjunction with the amendment of the Summit agreement discussed above, we have entered into an agreement to sell receivables of our largest customer to Wells Fargo Bank. Except for the existing bank debt and the Summit Financial Resources and Wells Fargo Bank agreements, we have no arrangements for an external financing of debt or equity, and we are not certain any such financing would be available on acceptable terms. In order to improve our operating cash flow, we need to achieve profitability, and/or further reduce our costs.

Sale or lease of our real estate is uncertain.

We continue to pursue a sale or lease of all or part of our real estate. The purpose of a sale would be to reduce our fixed costs and to repay bank debt of approximately $4 million at December 31, 2010 secured by the real estate. Our ability to complete a sale of the real estate is uncertain and may have been affected by a downturn in the commercial real estate market in the Denver, Colorado area. The purpose of any leases would be to provide additional cash flow for operations and/or to service the aforementioned bank debt. While we have entered into leases with third-parties covering one and one-half floors of our office building, we continue to have a material amount of unutilized or underutilize real estate.

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

Sales of our Alpha Hydrox products, Scott’s Liquid Gold for wood and Touch of Scent have declined in recent years. In order to address these declines, we have introduced new products, including Montagne Jeunesse sachets in 2001, the wood wipe and wood wash products in 2004 and 2005, our new Alpha Hydrox products in 2005, a value priced Alpha Hydrox White line in 2007, “Mold Control 500” in 2006, air freshener products in 2007 and 2008, and in 2009 our product “Clean Screen”. We plan the introduction of at least one additional product in 2011. If we are not successful in making ongoing sales of our newer products to retail store chains or these products are not well received by consumers, our revenues could be materially and adversely affected.

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

Our facilities, located in Denver, Colorado, are currently comprised of three connected buildings and a parking garage (approximately 261,100 square feet in total) and about 16.2 acres of land, of which approximately 6 acres are available for future sale. These buildings range in age from approximately 15 to 38 years (126,600 square feet having been added in 1995 and 1996). The Denver facility houses our corporate headquarters and all of our operations, and serves as one of several distribution points. We believe that our current space will provide capacity for growth for the foreseeable future. All of our land and buildings serve as collateral under a deed of trust for a $5.2 million bank loan ($4 million at December 31, 2010) consummated by us on June 26, 2006.

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

In October of 2009, we entered into a five-year lease of the second floor of our five-story office building to an established subsidiary of an international company with rental receipts that commenced in November 2009. In August 2010, we entered into a two year lease of one-half of a floor of our office building to an unrelated party with rental receipts that commence in February 2011.

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

2010			2009
Three Months Ended			Three Months Ended
	High	Low		High	Low
March 31	$0.51	$0.20	March 31	$0.30	$0.12
June 30	$0.48	$0.22	June 30	$0.35	$0.12
September 30	$0.34	$0.23	September 30	$0.35	$0.17
December 31	$0.40	$0.20	December 31	$0.36	$0.16

Shareholders

As of March 01, 2011, we had approximately 905 shareholders of record.

Dividends

We did not pay any cash dividends during the two most recent fiscal years. No decision has been made as to future dividends. See “Management’s Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources” for information concerning restrictions on dividends.

Equity Plans

The following table provides, as of December 31, 2010, information regarding our equity compensation plans, which consist of the 1997, 1998, and 2005 Stock Option Plans. The 1997 and 1998 Plans have expired, but options under those Plans remain outstanding. We also have an Employee Stock Ownership Plan which invests only in our common stock, but which is not included in the table below.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,933,550	$0.39	100,350
Equity compensation plans not approved by security holders	—	—	—

Total	1,933,550	$0.39	100,350

Stock Purchases

We did not make any repurchases of our outstanding shares during 2010.

Stock Contributions

Pursuant to a board resolution on September 29, 2010, we issued and contributed 100,000 shares of our common stock to our Employee Stock Ownership Plan (the “Plan”). No consideration was paid by the Plan for these contributions. We believe that these contributions were not subject to the securities registration requirements of the Securities Act of 1933 because they did not involve a sale. The contributions of the shares to the Plan may also be exempt from such securities registration as a non-public offering under Section 4(2) of the Securities Act of 1933.

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

Income Taxes

As of December 31, 2010, we have net deferred income tax assets of approximately $3,616,300 which primarily relate to net operating loss carryforwards, expenses that are not yet deductible for tax purposes and tax credit carryforwards, offset by deferred income tax liabilities for differences in the book and tax bases of property and equipment. The net deferred tax asset is fully reserved by a valuation allowance. The valuation allowance represents management’s determination that, more likely than not, we will be unable to realize the value of such assets due to the uncertainty of future profitability.

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

Long-Lived Assets

Please refer to Note 1(j) of our Consolidated Financial Statements as to our determination that there has been no impairment in the carrying values of our long-lived assets at December 31, 2010.

Recently Issued Accounting Pronouncements

Please see Note 1 (q) of our Consolidated Financial Statements.

Results of Operations

During 2010, we experienced a 1.5% increase in overall sales led by an 11.1% increase in sales of skin care and other products for which we act as a distributor including Montagne Jeunesse, offset in part by a 0.1% decrease in sales of our line of Alpha Hydrox skin care products, and a 1.9% decrease in sales of our Scott’s Liquid Gold household products. Our net loss for 2010 was $495,000 versus a loss of $1,197,600 for 2009. The decrease in our loss for 2010 compared to 2009 results primarily from the increase in sales coupled with improved margins across all product categories and the contribution of rental income related to the leasing of office space to third parties beginning in November 2009.

Summary of Results as a Percentage of Net Sales

	Year Ended December 31,
	2010	2009
Net sales
Scott’s Liquid Gold household products	48.9%	50.6%
Skin care products	51.1%	49.4%

Total net sales	100.0%	100.0%
Cost of sales	53.9%	58.0%

Gross profit	46.1%	42.0%
Other revenue	1.0%	0.2%

	47.1%	42.2%
Operating expenses	48.6%	48.5%
Interest expense	1.9%	2.1%

	50.5%	50.6%

Loss before income taxes	(3.4%)	(8.4%)

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

Year Ended December 31, 2010

Compared to Year Ended December 31, 2009

Comparative Net Sales

	2010	2009	Percentage Increase (Decrease)
Scott’s Liquid Gold and other household products	$6,559,900	$6,540,000	0.3%
Touch of Scent	478,700	633,200	(24.4%)

Total household products	7,038,600	7,173,200	(1.9%)

Alpha Hydrox and other skin care	3,793,700	3,798,100	(0.1%)
Montagne Jeunesse and other distributed skin care	3,564,300	3,207,500	11.1%

Total skin care products	7,358,000	7,005,600	5.0%

Total net sales	$14,396,600	$14,178,800	1.5%

Consolidated net sales for 2010 were $14,396,600 versus $14,178,800 for 2009, an increase of $217,800 or about 1.5%. Average selling prices for 2010 were up by $101,700 over those of 2009, average selling prices of household products being down by $2,500, and average selling prices of skin care products being up by $104,200. This increase primarily reflects the favorable impact of the decision in 2009 to both terminate business relationship with a particular retail customer as well as having discontinued selected products in 2009. Co-op advertising, marketing funds, slotting fees and coupon expenses (promotional allowances) paid to retailers were subtracted from gross sales in accordance with current accounting policies totaling $1,141,800 in 2010 versus $1,209,500 in 2009, a decrease of $67,700 or about 5.6%. This decrease consisted of a decrease in co-op marketing funds of $136,900, offset by increases in coupon expense of $30,200 and slotting fees of $39,000.

From time to time, our customers return product to us. For our household products, we permit returns only for a limited time and generally only if there is a manufacturing defect. With regard to our skin care products, returns are more frequent under an unwritten industry standard that permits returns for a variety of reasons. In the event a skin care customer requests a return of product, the Company will consider the request, and may grant such request in order to maintain or enhance relationships with customers, even in the absence of an enforceable right of the customer to do so. Some retailers have not returned products to us. Return price credit (used in exchanges typically, or rarely, refunded in cash) when authorized is based on the original sale price plus a handling charge of the retailer that ranges from 8-10%. The handling charge covers costs associated with the return and shipping of the product. Additions to our reserves for estimated returns are subtracted from gross sales.

From January 1, 2008 through December 31, 2010, our product returns (as a percentage of gross revenue) have averaged as follows: household products 0.7%, Montagne Jeunesse products 2.3%, and our Alpha Hydrox and other skin care products 1.6%. The level of returns as a percentage of gross revenue for the household products and Montagne Jeunesse products have remained fairly constant as a percentage of sales over that period while the Alpha Hydrox and other skin care products return levels have fluctuated. More recently, as our sales of the skin care products and number of retailers carrying the products have declined we have seen a decrease in returns as a percentage of gross revenues. The products returned in 2010 (indicated as a percentage of gross revenues) were: household products 1.0%, Montagne Jeunesse products 0.5%, and our Alpha Hydrox and other skin care products 0.2%.

During 2010, net sales of skin care products accounted for 51.1% of consolidated net sales compared to 49.4% for 2009. Net sales of these products for those periods were $7,358,000 in 2010 compared to $7,005,600 in 2009, an increase of $352,400 or about 5.0%.

Net sales of Montagne Jeunesse and other distributed products were $3,564,300 in 2010 versus $3,207,500 in 2009, an increase of $356,800 or about 11.1%. This increase in sales was experienced primarily in the dry shampoo line introduced in the fourth quarter of 2009. Sales in the Montagne Jeunesse sachet line also showed growth in 2010 with retailers other than our largest customer where sales were on par with those of 2009. Negatively impacting sales in 2010 by approximately $200,000 was the discontinuation of the Davinci and Moosehead lines of men’s grooming products, as well as the Baylis and Harding lines of bath gift sets.

Net sales of our Alpha Hydrox and other manufactured skin care products were $3,793,700 in 2010 versus $3,798,100 in 2009, a decrease of $4,400 or about 0.1%, where sales growth of our diabetic cream offset sales declines on other products.

Sales of household products for 2010 accounted for 48.9% of consolidated net sales compared to 50.6% for the same period in 2009. These products are comprised of Scott’s Liquid Gold wood care products (Scott’s Liquid Gold for wood, a wood wash and wood wipes), mold remediation products, Clean Screen, and Touch of Scent products. During 2010 sales of household products were $7,038,600 as compared to $7,173,200 for the same period in 2009, a decrease of $134,600 or about 1.9%. Sales of Scott’s Liquid Gold and other household products (including Mold Control 500 and Clean Screen) increased by $19,900 in 2010 or 0.3%. The increase in sales was favorably impacted by sales of Clean Screen which increased approximately $450,000 over 2009 offset by decreases in sales of Mold Control 500 of approximately $289,900 and other Scott’s Liquid Gold products of approximately $140,200. Sales of air fresheners were down by $154,500 or about 24.4% as this product continues to lose distribution at retail.

As sales of a consumer product decline, there is the risk that retail stores will stop carrying the product. The loss of any significant customer for any skin care products, “Scott’s Liquid Gold” wood care or Clean Screen products, could have a significant adverse impact on our revenues and operating results.

We also believe that the introduction of successful new products, including line extensions of existing products, such as the wood wash and our mold remediation product, using the name “Scott’s Liquid Gold”, are important in our efforts to maintain or grow our revenue. In 2009, we introduced Batiste dry shampoo and “Clean Screen”, a new household product under the Scott’s Liquid Gold brand which is designed for use in cleaning the screens of today’s sensitive electronics including televisions, computer monitors and more. Additionally, we regularly review possible additional products to sell through distribution agreements or to manufacture ourselves. To the extent that we manufacture a new product rather than purchase it from external parties, we are also benefited by the use of existing capacity in our facilities. The actual introduction of additional products, the timing of any additional introductions and any revenues realized from new products is uncertain.

On a consolidated basis, cost of goods sold was $7,757,600 for 2010 compared to $8,220,100 for 2009, a decrease of $462,500 or about 5.6%, on a sales increase of 1.5%. As a percentage of consolidated net sales, cost of goods sold was 53.9% in 2010 versus 58.0% in 2009. The change in cost of goods reflects the combined result of a change in the mix of manufactured products away from lower margin products, the benefit of some softening in steel can prices in 2010, the negative impact on 2009 from the sale of discontinued products at below our cost, and the decrease in sales promotion expenses which increased our revenues and thus affected our margins.

Operating Expenses, Interest Expense and Other Income

	2010	2009	Percentage Increase (Decrease)
Operating Expenses
Advertising	$405,200	$369,000	9.8%
Selling	4,149,300	4,030,800	2.9%
General & Administrative	2,443,200	2,478,300	(1.4%)

Total operating expenses	$6,997,700	$6,878,100	1.7%

Rental and Other Income	$139,500	$28,300	392.9%

Interest Expense	$275,800	$306,500	(10.0%)

Operating expenses, comprised primarily of advertising, selling and general and administrative expenses, increased $119,600 in 2010, when compared to 2009. The various components of operating expenses are discussed below.

Advertising expenses for 2010 were $405,200 compared to $369,000 for the comparable period of 2009, an increase of $36,200 or about 9.8%. As in prior years, we have limited advertising as part of our cost reduction efforts.

Selling expenses for 2010 were $4,149,300 compared to $4,030,800 for 2009, an increase of $118,500 or about 2.9%. That increase was comprised of an increase of $65,500 in rebates and other consumer sales efforts, an increase in promotional selling expenses of $46,600 related to sales of Montagne Jeunesse holiday and other displays, an increase in salaries, fringe benefits and related travel expense of $37,600 due to an increase in health care costs in 2009 coupled with an adjustment of the accrued vacation liability that reduced the fringe benefits expense in 2009, an increase in commissions of $12,700, a decrease in freight expenses of $32,200 (largely resulting from the utilization of a third-party logistics firm), a decrease in utility costs of $12,000, and a net increase in other selling expenses, none of which by itself is significant, of $300.

General and administrative expenses for 2010 were $2,443,200 compared to $2,478,300 for 2009, a decrease of $35,100 or about 1.4%. That decrease resulted primarily from a decrease in directors fees and related travel expense of $46,200, an increase in professional fees and expenses of $12,500, and a net decrease in various other expense items of $1,400.

Rental and other income in 2010 of $139,500 included $131,900 of net rental receipts and $7,600 in interest earned on our cash reserves as compared to $19,200 of net rental receipts and $9,100 in interest earned on our cash reserves in 2009.

Interest expense for 2010 was $275,800 and included $100,300 in collateral management fees incurred relative to the sale of accounts receivable invoices to Summit Financial Resources. Interest expense for 2009 was $306,500 and included $79,000 in collateral management fees. The decrease in interest expense reflects the effect of the decrease in the average outstanding mortgage liability during 2010 versus 2009.

During 2010 and 2009, expenditures for research and development were not material (under 2% of revenues).

Liquidity and Capital Resources

Citywide Loan

On June 28, 2006, we entered into a loan with a fifteen year amortization with Citywide Banks for $5,156,600 secured by the land, building and fixtures at our Denver, Colorado facilities. Interest on the bank loan (3.25% at December 31, 2010) is at the prime rate as published in The Wall Street Journal, adjusted annually each June. This loan requires 180 monthly payments of approximately $38,200. Monthly payments commenced on July 28, 2006. The loan agreement contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1, the aforementioned ratios to be calculated in accordance with U.S. generally accepted accounting principles. We may not declare any dividends that would result in a violation of either of these covenants. Affirmative covenants in the loan agreement concern, among other things, compliance in all material respects with applicable laws and regulations and compliance with our agreements with other parties which materially affect our financial condition. Negative covenants require that we not do any of the following, among other things, without the consent of the Bank: Sell, lease or grant a security interest in assets; engage in any business activity substantially different than those in which we are presently engaged; sell assets out of the ordinary course of business; or purchase another entity or an interest in another entity. The foregoing requirements were met at the end of 2010.

Financing Agreement

We maintain a financing agreement with an “asset-based” lender for the purpose of improving working capital. Previously amended and restated on March 12, 2009, we executed the “Second Amended and Restated Financing Agreement” on March 16, 2011 (effective March 1, 2011) extending the anniversary date to September 1, 2012. The agreement provides for up to $1,500,000 and is secured primarily by accounts receivable , inventory, any lease in which we are a lessor, all investment property and guarantees by our active subsidiaries. Under this latest amendment to the financing agreement, the lender will make loans at our request and in the lender’s discretion (a) based on purchases of our Accounts by the lender, with recourse against us and at an advance rate of 85% (or such other percentage determined by the lender in its discretion), and (b) based on Acceptable Inventory not to exceed certain amounts, including an aggregate maximum of $500,000. The term of the current agreement is eighteen months, renewable automatically for additional one-year terms unless either party provides written notice of non-renewal at least 60 days prior to the end of a the current financing period.

Advances under the agreement bear interest at a rate of 1.5% over the prime rate (as published in the Wall Street Journal) for the accounts receivable portion of the advances and 4% over the prime rate for the inventory portion of the borrowings. The prime rate (3.25% as of December 31, 2010) adjusts with changes in the rate. In addition there is an administrative fee of 1.0% of the average monthly balance of outstanding advances on accounts receivable and a 1.35% administrative fee on the average monthly balance of outstanding advances on the inventory portion of any advance. Prior to this latest amendment, advances bore interest at a rate of 1.0% over prime on account receivable and 3% over prime on inventory. The fee relative to advances on accounts receivable was 0.28% of the face value of the receivables (rather than the advance amount) for each 10-day period that an advance remained outstanding. The fee relative to advances on inventory is unchanged by this latest amendment. The effect of this latest amendment is to reduce the overall cost of funds obtained under this agreement. The agreement provides that no change in control concerning us or any of our active subsidiaries shall occur except with the prior written consent of the lender. Events of default include, but are not limited to, the failure to make a payment when due or a default occurring on any indebtedness of ours. See Note 1(f) regarding the accounting treatment of funds obtained under this agreement.

On March 16, 2011, we entered into a financing agreement with a bank for the purpose of lowering the cost of borrowings associated with the financing of our accounts receivable. Sale of receivables under this agreement are limited to those receivables of a single account and are subject to a consent agreement between the bank and the asset-based lender discussed above. The agreement may be terminated by either party upon 30 days written notice. Under this agreement, the accounts receivable with our largest customer may be purchased by the bank at a cost to us equal to LIBOR + 1.15% per annum, the LIBOR rate being either the 30-day, 60-day or 90-day rate dependent upon the days to maturity of the receivable sold to the bank (90-day LIBOR rate is .30% as of December 31, 2010).

Liquidity

During 2010, our working capital decreased by $195,600 resulting in a current ratio (current assets divided by current liabilities) of 1.2:1 at December 31, 2010, compared to 1.3:1 at December 31, 2009. The decrease in working capital is attributable primarily to the principal reduction in our long-term debt of $319,600.

At December 31, 2010, trade and other receivables were $836,400 versus $314,400 at the end of 2009. As discussed in Note 1(q), on January 1, 2010 the Company adopted new authoritative guidance which prospectively modified the presentation of transferred trade receivables and the related securitized obligation. Had early adoption been permitted then trade and other receivables at December 31, 2009 would have increased $343,700 to $658,100 along with a corresponding increase in current liabilities. Inventories at December 31, 2010 were $303,100 less than at December 31, 2009, due primarily to improvement in the sell-through of distributed products in the fourth quarter of 2010 compared to the same period of 2009. Prepaid expenses increased from the end of 2009 by $62,700 due to purchased inventory in transit as of December 31, 2010. Accounts payable, accrued payroll and other accrued expenses decreased by $52,000 from the end of 2009 through the end of 2010 corresponding with the decrease and timing of purchases of inventory and rise in receivables over that period.

In spite of the continuing weak economy in the United States, taking into account two new products introduced in the last half of 2009 and the introduction of a line extension in 2010, our management expects net sales in 2011 will be on par, if not surpass net sales in 2010.

Our management also expects that the cost of goods could rise moderately in 2011 compared to 2010 Contributing to significant cost increases in recent years have been the rising costs of steel cans and oils used in our Scott’s Liquid Gold for wood products. Oil costs were down significantly in 2010 from 2009, however, it is not possible to predict how stable or volatile oil prices will be in 2011 despite early indications the prices are rising again. Management was successful in negotiating better prices on our steel cans for 2010 over 2009 prices. Freight costs in 2010 were down over 2009 in combination with declining fuel prices and contracting with a third party logistics firm. Whether or not such freight savings can be replicated in 2011 is greatly dependent upon the price of oil and fuel in the global markets. We continued our efforts from 2009 into 2010 to reduce operating costs through the elimination or consolidation of staffing and other resources, thus we expect that operating costs in 2011 to remain about the same as in 2010. The existing and any new lease by the Company of space in its office building will increase other income and improve cash flow.

As indicated above, we have in place financing agreements, for working capital, with Summit Financial Resources, an asset-based lender and Wells Fargo Bank. The Summit agreement is for up to $1.5 million and is expected to provide working capital which may be necessary to meet the needs of the Company for 2011. We have, in general, high quality accounts receivable which may be sold pursuant to this agreement. In addition, as much as $500,000 of the $1.5 million may be obtained through the sale of inventory. The Summit Financial Resources agreement has a term of eighteen months which expires September 1, 2012, however, it is automatically renewed for 12 months unless either party elects to cancel in writing at least 60 days prior to the anniversary date. Under a consent agreement between Summit and Wells Fargo Bank, the Wells Fargo agreement allows us to sell our receivables with Wal-Mart to Wells Fargo under terms and at a cost more favorable than is available directly with Summit. The Wells Fargo agreement, dated March 16, 2011, has no specified term of duration and may be cancelled by either party on 30 days written notice.

We have no significant capital expenditures planned for 2011.

As a result of the foregoing, we expect that our available cash, projected cash flows from operating activities, and borrowings available under the Summit Financial Resources agreement will fund the cash requirements for the year ending December 31, 2011.

In order to improve our liquidity and our operating results, we will also continue to pursue the following steps: the sale or lease of all or a portion of our real estate which we have listed with a real estate firm (see Item 2. Property above), efforts to improve revenues, a further reduction in our fixed operating expense if needed, and potentially the addition of external financing.

Our dependence on operating cash flow means that risks involved in our business can significantly affect our liquidity. Any loss of a significant customer, any further decreases in distribution of our skin care or household products, any new competitive products affecting sales levels of our products, or any significant expense not included in our internal budget could result in the need to raise cash. We have no arrangements for any additional external financing of debt or equity, and we are not certain whether any such financing would be available on acceptable terms. In order to improve our operating cash flow, we need to achieve profitability. Please see “Risk Factors” in Item 1A above.

The following table sets forth our contractual obligations in the aggregate. We have no capital lease obligations, unconditional purchase obligations or other long-term contractual obligations. Our long-term debt interest rate is a variable rate.

CONTRACTUAL OBLIGATIONS

	Payments due by Period
	Total	Less than 1-Year	1–3 Years	4–5 Years	After 5 Years
Long-term debt,	$4,034,300	$330,200	$693,600	$741,100	$2,269,400
Operating lease obligations	158,300	66,200	82,300	9,800	—

Total Contractual Cash Obligations	$4,192,600	$396,400	$775,900	$750,900	$2,269,400

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders of Scotts Liquid Gold-Inc.

We have audited the accompanying consolidated balance sheets of Scotts Liquid Gold-Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scotts Liquid Gold-Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1(f) to the consolidated financial statements, in 2010 the Company adopted the FASB’s amended authoritative guidance as it relates to transfers of financial assets.

/s/ EHRHARDT KEEFE STEINER & HOTTMAN PC

Denver, Colorado

March 29, 2011

Consolidated Statements of Operations

	Year ended December 31,
	2010	2009
Net sales	$14,396,600	$14,178,800

Operating costs and expenses:
Cost of sales	7,757,600	8,220,100
Advertising	405,200	369,000
Selling	4,149,300	4,030,800
General and administrative	2,443,200	2,478,300

	14,755,300	15,098,200

Loss from operations	(358,700)	(919,400)
Rental and other income	139,500	28,300
Interest expense	(275,800)	(306,500)

Loss before income taxes	(495,000)	(1,197,600)
Income tax expense (Note 5)	—	—

Net loss	$(495,000)	$(1,197,600)

Net loss per common share (Note 7):
Basic	$(0.05)	$(0.11)

Diluted	$(0.05)	$(0.11)

Weighted average shares outstanding:
Basic	10,820,400	10,779,400

Diluted	10,820,400	10,779,400

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

	December 31,
ASSETS	2010	2009
Current assets:
Cash and cash equivalents	$480,700	$654,100
Investment securities	—	4,300
Trade receivables, net of allowance of $61,300(2010) and $59,800(2009) for doubtful accounts	836,400	314,400
Inventories, net (Note 2)	1,681,500	1,984,600
Prepaid expenses	205,000	142,300

Total current assets	3,203,600	3,099,700
Property, plant and equipment, net (Note 3)	11,062,400	11,554,100
Other assets	91,000	110,000

	$14,357,000	$14,763,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Obligations collateralized by receivables	$340,900	$—
Accounts payable	983,300	1,109,900
Accrued payroll and benefits	583,100	578,900
Accrued property taxes	208,500	208,200
Other accrued expenses	231,900	161,800
Current maturities of long-term debt (Note 4)	330,200	319,600

Total current liabilities	2,677,900	2,378,400
Long-term debt, net of current maturities (Note 4)	3,704,100	4,034,300

Total liabilities	6,382,000	6,412,700

Commitments and contingencies
(Notes 4, 6, 9 and 10)
Shareholders’ equity (Note 6):
Common stock; $.10 par value, authorized 50,000,000 shares; issued and outstanding 10,898,500 shares (2010), and 10,795,000 shares (2009)	1,089,900	1,079,500
Capital in excess of par	5,373,100	5,264,300
Accumulated comprehensive income	—	300
Retained earnings	1,512,000	2,007,000

Shareholders’ equity	7,975,000	8,351,100

	$14,357,000	$14,763,800

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

	Common Stock		Capital in Excess of Par	Accumulated Comprehensive Income (loss)	Retained Earnings	Comprehensive Loss
	Shares	Amount
Balance, December 31, 2008	10,695,000	$1,069,500	$5,179,700	$500	$3,204,600
Total comprehensive loss						$(1,496,900)

Stock issued to ESOP Plan	100,000	10,000	7,000
Stock-based compensation			77,600
Unrealized loss on investment securities				(200)		$(200)
Net loss					(1,197,600)	(1,197,600)

Balance, December 31, 2009	10,795,000	$1,079,500	$5,264,300	$300	$2,007,000
Total comprehensive loss						$(1,197,800)

Stock issued to ESOP Plan	100,000	10,000	14,000
Stock-based compensation			94,600
Stock options exercised	3,500	400	200
Realized gain on investment securities				(300)
Net loss					(495,000)	$(495,000)

Balance, December 31, 2010	10,898,500	$1,089,900	$5,373,100	$—	$1,512,000

Total comprehensive loss						$(495,000)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(495,000)	$(1,197,600)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	515,000	540,200
Stock issued to ESOP	24,000	17,000
Stock-based compensation	94,600	77,600
Gain on sale of securities	(300)	—
Loss on disposal of assets		900
Change in assets and liabilities:
Proceeds from sale of accounts receivable	—	5,611,500
Trade and other receivables, net	(178,400)	(5,355,600)
Inventories, net	303,100	769,900
Prepaid expenses and other assets	(65,400)	(21,600)
Accounts payable and accrued expenses	111,500	(376,100)

Total adjustments to net loss	804,100	1,263,800

Net Cash Provided by Operating Activities	309,100	66,200

Cash Flows from Investing Activities:
Real estate brokerage fees	(41,200)	(24,800)
Proceeds from sale of securities	4,300	—
Purchases of property, plant and equipment	(1,500)	(6,200)

Net Cash Used by Investing Activities	(38,400)	(31,000)

Cash Flows from Financing Activities:
Net proceeds from (payments on) obligations collateralized by receivables	(125,100)	—
Principal payments on long-term borrowings	(319,600)	(291,000)
Proceeds from exercise of stock option	600	—

Net Cash Used by Financing Activities	(444,100)	(291,000)

Net Decrease in Cash and Cash Equivalents	(173,400)	(255,800)
Cash and Cash Equivalents, beginning of year	654,100	909,900

Cash and Cash Equivalents, end of year	$480,700	$654,100

Supplemental disclosures:
Cash paid during the year for:
Interest	$275,900	$307,200

See accompanying notes to consolidated financial statements.

Note 1. Organization and Summary of Significant Accounting Policies

(a)	Company Background and Management’s Plans

Scott’s Liquid Gold-Inc. (a Colorado corporation) was incorporated on February 15, 1954. Scott’s Liquid Gold-Inc. and its wholly-owned subsidiaries (collectively, “we” or “our”) manufacture and market quality household and skin care products, and we fill, package and market our Mold Control 500 product. Since the first quarter of 2001, we have acted as a distributor in the United States of beauty care products contained in individual sachets and manufactured by Montagne Jeunesse. In 2006, 2007 and 2009, we began the distribution of certain other products. Our business is comprised of two segments, household products and skin care products.

We have experienced significant losses over an extended number of years primarily attributable to sales declines and have used a significant amount of our cash reserves to fund operations and for debt service. To address these trends, management implemented cost reduction initiatives, entered into a financing agreement (Note 4) and continues to focus on old and new product sales and distribution at improved margins to increase our cash provided by operations.

As a result of the foregoing, the Company has successfully reduced operating costs such that 2010 and 2009 costs reflect decreases of approximately 28% and 29%, respectively, over the average of the five years preceding 2009 against sales decreases of 26% (2010) and 27% (2009) over that same preceding period.

In October, 2009 we executed a five-year lease of the second floor of our five-story office building to an established subsidiary of an international company with rental receipts that commenced in November 2009. Similarly, in August, 2010 we executed a two-year lease of one-half a floor of our office building in which lease receipts commence February 2011.

With the cost reductions discussed above fully in effect for 2011 in conjunction with two new product introductions in mid to late 2009 (“Clean Screen” and Batiste dry shampoo), the leasing out of office space noted above, and the asset-based financing agreement with Summit Financial Resources discussed below in Note 4, the Company expects that available cash, projected cash flows from operating activities, and borrowings available under the Summit Financial Resources agreement will fund the cash requirements for the year ending December 31, 2011.

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

We follow FASB authoritative guidance as it relates to accounting for certain investments in debt and equity securities which requires that we classify investments in marketable securities according to management’s intended use of such investments. We invest our excess cash and have established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. We consider all investments as available for use in our current operations and, therefore, classify them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, reported net of tax, as a separate component of shareholders’ equity and comprehensive income (loss). The cost of the securities sold is based on the specific identification method. Investments in corporate and government securities as of December 31, 2009 matured in 2010 and there are no such investments outstanding as of December 31, 2010.

(f)	Sale of Accounts Receivable

On November 3, 2008, effective as of October 31, 2008, we established a $1,200,000 factoring line with an asset-based lender, Summit Financial Resources (“Lender”), and secured by accounts receivable, inventory, any lease in which we are a lessor, all investment property and guarantees by our active subsidiaries. This facility enables us to sell selected accounts receivable invoices to the Lender with full recourse against us. In 2010, we sold approximately $10,547,200 of our accounts receivable invoices to the Lender under a financing agreement for approximately $7,383,100. The Company retains an interest equal to 30% of the total accounts receivable invoice sold to the Lender less a collateral management fee of 0.28% for each 10-day period that an accounts receivable invoice is uncollected plus a daily finance fee, based on Wall Street Journal prime (3.25% at December 31, 2010) plus 1%, imposed on (a) the net of the outstanding accounts receivable invoices less (b) retained amounts due to us. At December 31, 2010, approximately $859,100 of this credit line was available for future factoring of accounts receivable invoices.

We have adopted the FASB’s amended authoritative guidance which was issued in June 2009 and which became effective January 1, 2010 as it relates to distinguishing between transfers of financial assets that are sales from transfers that are secured borrowings. Under this new guidance as adopted by the Company effective January 1, 2010, the reporting of the sale of accounts receivable is treated as a secured borrowing rather than as a sale. As a result, affected accounts receivable are reported under Current Assets within the Company’s balance sheet as “Trade receivables” subject to reserves for doubtful accounts, returns and other allowances. Similarly, the net liability owing to Summit Financial Resources appears as “Obligations collateralized by receivables” within the Current Liabilities section of the Company’s balance sheet. Net proceeds received from the sale of accounts receivable appear as cash provided or used by financing activities within the Company’s Consolidated Statements of Cash Flows. Early adoption of this amended guidance was not permitted. Had early adoption been permitted then trade and other receivables at December 31, 2009 would have increased $343,700 to $658,100 along with a corresponding increase in current liabilities. Under the authoritative guidance in effect prior to the amended guidance noted above, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

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

The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. Our long-term debt bears interest at a fixed rate that adjusts annually on the anniversary date to a then prime rate. The carrying value of long-term debt approximates fair value as of December 31, 2010.

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

As of December 31, 2010, due to changes in the real estate market in Denver, Colorado and the continuing economic downturn, we conducted an evaluation into fair value impairment as regards our property, plant and equipment with particular attention to our land and buildings (“facilities”) which have an original cost of $17,485,800 and a depreciated book value at December 31, 2010 of approximately $10,423,800. For the facilities, we performed an evaluation utilizing an income capitalization model employing rental, vacancy and capitalization rates obtained from independent market data relative to our area of the Denver market as well as the actual rental rate in effect in the current lease of a portion of our office space. This evaluation returned a range of fair value estimates in excess of (a) the carrying value of the facilities and (b) the current listing price for the facilities. We currently have the facilities listed for sale at the price of $11,500,000 for the improved property plus an unstated amount for an unimproved, adjacent 5.5 acre parcel of land with a value estimated by us at $1,200,000. Based upon our evaluation, we find there to be no impairment in the carrying values of our long-lived assets at December 31, 2010; however, the valuation of our facilities can be affected by future events including the commercial real estate market in which our facilities are located.

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

Revenue is recognized when an arrangement exists to sell our product, we have delivered such product in accordance with that arrangement, the sales price is determinable, and collectibility is probable. Reserves for estimated market development support, pricing allowances and returns are provided in the period of sale as a reduction of revenue. Reserves for returns and allowances are recorded as a reduction of revenue, and are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. At December 31, 2010 and December 31, 2009 approximately $303,000 and $403,000, respectively, had been reserved as a reduction of accounts receivable, and approximately $73,000 and $23,000, respectively, had been reserved as current liabilities. Co-op advertising, marketing funds, slotting fees and coupons are deducted from gross sales and totaled $1,141,800 and $1,209,500 in the twelve months ended December 31, 2010 and 2009, respectively.

(m)	Advertising Costs

Advertising costs are expensed as incurred.

(n)	Stock-based Compensation

During 2010, we granted 909,500 options for shares of our common stock to four officers, four non-employee directors and fifty-four employees at $0.20 to $0.30 per share. The options which vest ratably over forty-eight months, or upon a change in control, and which expire after five years, were granted at or above the market value as of the date of grant.

The weighted average fair market value of the options granted in the 2010 and 2009 were estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

	2010	2009
Expected life of options (using the “simplified” method)	4.5 years	4.5 years
Average risk-free interest rate	2.1%	1.9%
Average expected volatility of stock	87%-121%	75%-88%
Expected dividend rate	None	None

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) under authoritative guidance issued by the FASB was $94,600 and $77,600 in the twelve months ended December 31, 2010 and 2009, respectively. Approximately $178,200 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next forty-eight months. In accordance with this same authoritative guidance, there was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible. With respect to the non-cash expense associated with the options granted to the non-employee directors, no tax benefit was recognized due to the existence of as yet unutilized net operating losses. At such time as these operating losses have been utilized and a tax benefit is realized from the issuance of non-qualified stock options, a corresponding tax benefit may be recognized.

(o)	Comprehensive Income (Loss)

We follow FASB authoritative guidance which establishes standards for reporting and displaying comprehensive income (loss) and its components. Comprehensive income (loss) includes all changes in equity during a period from non-owner sources.

(p)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out and nominal outside warehousing costs as a component of selling expense on the accompanying Consolidated Statement of Operations. Shipping and handling costs totaled $1,258,200 and $1,285,600, for the year ended December 31, 2010 and 2009, respectively.

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

(q)	Recently Issued Accounting Pronouncements

In June 2009, the FASB issued an amendment to its pre-existing guidance as it relates to accounting for transfers of financial assets and extinguishments of liabilities. This new guidance, which was effective

January 1, 2010, impacted the Company’s accounting treatment as regards the sale of accounts receivable as discussed in Note 1(f). Upon adoption of this new guidance, the reporting of the sale of accounts receivable is being treated as a secured borrowing rather than as a sale. As a result, both current assets and current liabilities increased in like amounts and the net proceeds received from the sale of accounts receivable appear as cash provided or used by financing activities rather than as an adjustment to cash provided or used by operating activities. Early adoption of this amended guidance was not permitted. Had early adoption been permitted as of the December 31, 2009 balance sheet date, the net impact would have been a $343,700 increase in current assets and current liabilities.

(r)	Reclassifications

Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 presentation.

Note 2: Inventories

Inventories, consisting of materials, labor and overhead at December 31 were comprised of the following:

	2010	2009
Finished goods	$877,100	$1,244,700
Raw materials	1,095,600	1,150,500
Inventory reserve for obsolescence	(291,200)	(410,600)

	$1,681,500	$1,984,600

Note 3: Property, Plant and Equipment

Property, plant and equipment at December 31 were comprised of the following:

	2010	2009
Land	$1,091,500	$1,091,500
Buildings	16,394,300	16,394,300
Production equipment	6,018,900	6,018,900
Office furniture and equipment	1,616,300	1,626,000
Other	34,200	34,200

	25,155,200	25,164,900
Less accumulated depreciation	(14,092,800)	(13,610,800)

	$11,062,400	$11,554,100

Depreciation expense for the years ended December 31, 2010 and 2009, was $493,300 and $533,100, respectively.

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

Long-term debt at December 31 is presented below:

	2010	2009
First mortgage loan, secured by land and buildings due June 28, 2021, principal and interest of $38,200 payable monthly, the interest rate is based on prime rate as published in the Wall Street Journal and is adjusted annually in June. The interest rate on this loan at December 31, 2010 was 3.25%	$4,034,300	$4,353,900
Less current maturities	330,200	319,600

Long-term debt	$3,704,100	$4,034,300

Maturities of long-term debt for the years 2011 through 2015 are $330,200, $340,900, $352,700, $364,400, and $376,700.

We maintain a financing agreement with an “asset-based” lender for the purpose of improving working capital. Previously amended and restated on March 12, 2009, we executed the “Second Amended and Restated Financing Agreement” on March 16, 2011 (effective March 1, 2011) extending the anniversary date to September 1, 2012. The agreement provides for up to $1,500,000 and is secured primarily by accounts receivable , inventory, any lease in which we are a lessor, all investment property and guarantees by our active subsidiaries. Under this latest amendment to the financing agreement, the lender will make loans at our request and in the lender’s discretion (a) based on purchases of our Accounts by the lender, with recourse against us and at an advance rate of 85% (or such other percentage determined by the lender in its discretion), and (b) based on Acceptable Inventory not to exceed certain amounts, including an aggregate maximum of $500,000. The term of the current agreement is eighteen months, renewable automatically for additional one-year terms unless either party provides written notice of non-renewal at least 60 days prior to the end of a the current financing period.

Advances under the agreement bear interest at a rate of 1.5% over the prime rate (as published in the Wall Street Journal) for the accounts receivable portion of the advances and 4% over the prime rate for the inventory portion of the borrowings. The prime rate (3.25% as of December 31, 2010) adjusts with changes in the rate. In addition there are collateral management fees of 1.0% of the average monthly balance of outstanding advances on accounts receivable and a 1.35% collateral management fee on the average monthly balance of outstanding advances on the inventory portion of any advance. Prior to this latest amendment, advances bore interest at a rate of 1.0% over prime on account receivable and 3% over prime on inventory. The collateral management fee relative to advances on accounts receivable was 0.28% of the face value of the receivables (rather than the advance amount) for each 10-day period that an advance remained outstanding. The collateral management fee relative to advances on inventory is unchanged by this latest amendment. The effect of this latest amendment is to reduce the overall cost of funds obtained under this agreement. The agreement provides that no change in control concerning us or any of our active subsidiaries shall occur except with the prior written consent of the lender. Events of default include, but are not limited to, the failure to make a payment when due or a default occurring on any indebtedness of ours. See Note 1(f) regarding the accounting treatment of funds obtained under this agreement.

Note 5: Income Taxes

The provision for income tax for the years ended December 31 is as follows:

	2010	2009
Current provision (benefit):
Federal	$—	$—
State	—	—

Total current provision (benefit)	—	—

Deferred provision (benefit):
Federal	(157,500)	(370,900)
State	(13,800)	(32,000)
Valuation allowance	171,300	402,900

Total deferred provision (benefit)	—	—

Provision (benefit):
Federal	—	—
State	—	—

Total provision (benefit)	$—	$—

Income tax expense (benefit) at the statutory tax rate is reconciled to the overall income tax expense (benefit) as follows:

	2010	2009
Federal income tax at statutory rates	$(168,300)	$(407,200)
State income taxes, net of federal tax effect	(15,100)	(36,600)
Change in unrecognized benefit	(4,400)	28,800
Other	16,500	12,100

Total	(171,300)	(402,900)
Change in valuation allowance	171,300	402,900

Provision for income taxes	$—	$—

Deferred income taxes are based on estimated future tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes given the provision of enacted tax laws. The net deferred tax assets and liabilities as of December 31, 2010 and 2009 are comprised of the following:

	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$3,884,000	$3,722,500
Tax credit and other carryforwards	227,200	223,500
Trade receivables	22,700	22,100
Inventories	96,800	125,100
Accrued vacation	188,400	192,700
Other	31,800	21,800

Total deferred tax assets	4,450,900	4,307,700

Deferred tax liability:
Accelerated depreciation for tax purposes	838,900)	(867,000)

Total deferred tax liabilities	(838,900)	(867,000)

Net deferred tax asset, before allowance	3,612,000	3,440,700
Valuation allowance	3,612,000)	(3,440,700)

Net deferred tax asset	$—	$—

At December 31, 2010, we had federal net operating loss carryforwards of approximately $9,950,000 and federal tax credit carryforwards related to research and development efforts of approximately $227,000, both of which expire over a period ending in 2030. State tax loss carryforwards at December 31, 2010 are approximately $16,400,000 expiring over a period ending in 2030.

A valuation allowance was established due mainly to the uncertainty relating to the future utilization of net operating loss carryforwards. The valuation allowance was further increased by $171,300 and $402,900 for 2010 and 2009, respectively, primarily related to uncertainty as to realization of our operating losses and tax credits for these years. The amount of the deferred tax assets considered realizable could be adjusted in the future based upon changes in circumstances that result in a change in our assessment of our ability to realize those deferred tax assets through the generation of taxable income or other tax events.

We adhere to the authoritative guidance with respect to “Accounting for Uncertainty in Income Taxes.” The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It requires that we recognize in our consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of this guidance, each year we perform a comprehensive review of our material tax positions.

As a result of this review, we identified certain deferred tax assets that need to be adjusted. As of the date of adoption of this guidance, our uncertain tax benefits totaled approximately $295,200. As of December 31, 2010 and December 31, 2009, this amount had reduced to approximately $161,800 and $173,800, respectively.

	2010	2009
Balance at January 1,	$173,800	$95,900
Additions based on tax positions related to current year	—	77,900
Reductions for tax positions of prior years	(12,000)	—

Balance at December 31,	$161,800	$173,800

Due to our net operating loss position and valuation allowance against our net deferred tax assets, the recognition of the unrecognized tax benefits detailed above would not affect our effective tax rate. We do not expect that the amount of unrecognized benefits will change significantly within the next 12 months.

Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. As a result of our net operating loss carryforward position, we have no accrued interest or penalties related to uncertain tax positions as of December 31, 2009 or December 31, 2010.

We and our subsidiaries are subject to the following material taxing jurisdictions: U.S. federal and Colorado. The tax years that remain open to examination by the U.S. Internal Revenue Service are years 2007 through 2010. The tax years that remain open to examination by the state of Colorado are years 2006 through 2010.

However, due to net operating loss carryforwards from prior periods, the Internal Revenue Service could potentially review the losses related to years back to 2000.

Note 6: Shareholders’ Equity

In 1997, an incentive stock option plan was adopted for our employees. This plan expired on November 7, 2007. Accordingly no shares are available for the grant of options under that plan. In 1998 and 2005, stock option plans for our employees, officers and directors were adopted. The 1998 plan expired on November 27, 2008. Accordingly no shares are available for the grant of options under that plan. All of the plans permitted us to grant options up to an aggregate of 2,900,000 shares of common stock. Options are granted at not less than fair market value of the stock on the date of grant and are exercisable for up to ten years from the grant date. All options granted through 2006 have been vested on the date of grant. The options granted in 2009 and 2010 are vested each month over a four-year period or upon a change in control.

	1997 Plan		1998 Plan		2005 Plan
	Number of Shares	Average Option Price Per Share	Number of Shares	Average Option Price Per Share	Number of Shares	Average Option Price Per Share
Maximum number of shares under the plans	300,000		1,100,000		1,500,000

Outstanding, December 31, 2008	257,500	$0.81	713,500	$0.74	891,650	$0.46
Granted in 2009	—		—	—	93,000	0.17
Exercised	—	—	—	—	—	—
Cancelled/Expired	(3,000)	0.81	(33,000)	0.78	—	—

Outstanding, December 31, 2009	254,500	$0.81	680,500	$0.74	984,650	$0.43
Granted in 2010					909,500	0.23
Exercised	—	—	—	—	(3,500)	0.17
Cancelled/Expired	(14,000)	0.65	(383,600)	0.77	(494,500)	0.58

Outstanding, December 31, 2010	240,500	$0.82	296,900	$0.71	1,396,150	0.25

Available for issuance, December 31, 2010	NONE		NONE		100,350

A summary of additional information related to the options outstanding as of December 31, 2010 is as follows:

	Options Outstanding and Exercisable
		Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Price
$ 0.17 — $ 0.90	1,933,550	3.22 years	$0.39

Total	1,933,550	3.22 years	$0.39

We have an Employee Stock Ownership Plan (“Plan”) to provide retirement benefits for our employees. The Plan is designed to invest primarily in our common stock and is non-contributory on the part of our employees. Contributions to the Plan are discretionary as determined by our Board of Directors. We expense the cost of contributions to the Plan which amounted to $24,000 (100,000 shares) in 2010, and $17,000 (100,000 shares) in 2009.

Note 7: Earnings per Share

We present basic and diluted earnings or loss per share in accordance with authoritative guidance which establishes standards for computing and presenting basic and diluted earnings per share. Per share data is determined by using the weighted average number of common shares outstanding. Common equivalent shares are considered only for diluted earnings per share, unless considered anti-dilutive (as in the years 2010 and 2009). Common equivalent shares, determined using the treasury stock method, result from stock options with exercise prices that are below the average market price of the common stock. A reconciliation of the weighted average number of common shares outstanding is as follows:

	2010	2009
Common shares outstanding, beginning of the year	10,795,000	10,695,000
Common stock issued to ESOP	100,000	100,000
Stock options exercised	3,500	—

Common shares outstanding, end of year	10,898,500	10,795,000

Weighted average number of common shares outstanding	10,820,400	10,779,400
Common share equivalents	—	—

Diluted weighted average number of common shares outstanding	10,820,400	10,779,400

We have authorized 20,000,000 shares of preferred stock issuable in one or more series, none of which are issued or outstanding as of December 31, 2010.

Stock options outstanding which have been excluded from diluted shares outstanding due to their antidilutive effect totaled 1,933,550 at December 31, 2010 and 1,919,650 at December 31, 2009.

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

Accounting policies for our segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.” Our Management evaluates segment performance based on segment income or loss before profit sharing, bonuses, income taxes and nonrecurring gains and losses. The following provides information on our segments as of and for the years ended December 31:

	2010		2009
	Household Products	Skin Care Products	Household Products	Skin Care Products
Net sales to external customers	$7,038,600	$7,358,000	$7,173,200	$7,005,600

Loss before profit sharing, bonuses and income taxes	$(21,000)	$(474,000)	$(258,500)	$(939,100)

Identifiable assets	$2,572,200	$3,860,400	$2,472,100	$3,776,200

The following is a reconciliation of segment information to consolidated information:

	2010	2009
Net sales to external customers	$14,396,600	$14,178,800

Loss before profit sharing, bonuses and income taxes	$(495,000)	$(1,197,600)

Consolidated loss before income taxes	$(495,000)	$(1,197,600)

Identifiable assets	$6,432,600	$6,248,300
Corporate assets	7,924,400	8,515,500

Consolidated total assets	$14,357,000	$14,763,800

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

We attribute our net sales to different geographic areas based on the location of the customer. All of our long-lived assets are located in the United States. For the year ended December 31, revenues for each geographical area are as follows:

	2010	2009
United States	$14,268,900	$14,137,400
Foreign countries	127,700	41,400

Total net sales	$14,396,600	$14,178,800

In 2010 and 2009, one customer accounted for approximately $4,105,900 and $4,320,000, respectively, of consolidated net sales. Both segments sell to this customer. This customer is not related to us. The outstanding trade receivable from this same customer accounted for 26.9% and 20.0% of total trade receivables at December 31, 2010 and 2009, respectively. A loss of this customer could have a material adverse effect on us because it is uncertain whether our consumer base served by this customer would purchase our products at other retail outlets. No long-term contracts exist between us and this customer or any other customer.

Note 9: Retirement Plans

We have a 401(k) Profit Sharing Plan (“401(k) Plan”) covering our full-time employees who have completed four months of service as defined in the 401(k) Plan, and are age 18 or older. Participants may defer up to 75% of their compensation up to the maximum limit determined by law. We may make discretionary “matching” contributions up to a maximum of 6% of each participant’s compensation, but only for those employees earning no more than $35,000 annually. Additionally, we can make discretionary “profit sharing” contributions to eligible employees. Participants are always fully vested in their contributions, matching contributions and allocated earnings thereon. Vesting in our profit sharing contribution is based on years of service, with a participant fully vested after five years. Our Company matching contributions totaled $2,400 and $2,500, in 2010 and 2009, respectively. We have made no discretionary profit sharing contributions in 2010 and 2009.

Note 10. Commitments and Contingencies

Leases

We have entered into various operating lease agreements, primarily for office equipment. Annual rental expense under these leases totaled $77,600 and $82,900, in 2010 and 2009, respectively. Minimum annual rental payments under noncancellable operating leases are approximately $66,200, $49,800, $32,500, $9,100, and $800 for the years ending December 31, 2011, 2012, 2013, 2014, and 2015, respectively.

We have entered into a long-term operating lease agreement of the second floor of our five-story office building to an established subsidiary of an international company with rental receipts commencing in November 2009 and continuing through October 2014 including annual rental escalations of between 3.7% and 4.2%. Similarly, we entered into a two-year lease agreement for one-half of another floor commencing September 2010 with rental receipts commencing February 2011 and continuing through August 2012. Minimum annual rental receipts under these non-cancellable leases are approximately $178,100, $173,500, $149,400, and $128,300, for the years ending December 31, 2011, 2012, 2013, 2014, respectively.

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

We adopted a bonus plan for our executive officers for 2011, 2010 and 2009. The plan provided that an amount would be distributed to our executive officers equal to 10% of the annual before tax profit exceeding $1,000,000, excluding items that are infrequent, unusual, or extraordinary. In 2010 and 2009, no bonuses were accrued or paid due to net losses.

Note 12. Valuation and Qualifying Accounts

	Balance at beginning of year	Additions charged to expense	Deductions	Balance at end of year
Year ended December 31, 2009
Returns and allowances, market development support and doubtful accounts reserve	$659,800	$1,987,000	$2,184,000	$462,800
Year ended December 31, 2010
Returns and allowances, market development support and doubtful accounts reserve	$462,800	$1,449,200	$1,547,700	$364,300

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2010, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2010.

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

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

For Part III, the information set forth in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 18, 2011, hereby is incorporated by reference into this Report.

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accountant Fees and Services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009

Notes to Consolidated Financial Statements

Exhibits

Exhibit Number	Document

3.1	Restated Articles of Incorporation, as amended and restated through May 1, 1996, incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-KSB for the year ended December 31, 2007.

3.2	Bylaws, as amended through February 27, 1996, incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K for the year ended December 31, 2004.

4.1	Change in Terms Agreement with Citywide Banks, dated June 28, 2006, between us and Citywide Banks, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 30, 2006.

4.2	Business Loan Agreement, dated June 28, 2006, between us and Citywide Banks, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 30, 2006.

4.3	Addendum to Loan Documents, dated June 28, 2006, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on June 30, 2006.

4.4	Promissory Note dated June 7, 2006 by us to Citywide Banks; Deed of Trust dated June 7, 2006 among us, Citywide Banks and the Public Trustee of the City and County of Denver, Colorado; Assignment of Rents dated June 7, 2006 between us and Citywide Banks; letter agreement dated June 7, 2006 regarding the change in the amount under the existing bank line of credit with Citywide Banks, incorporated by reference to Exhibit 10.0 of our Current Report on Form 8-K filed on June 12, 2006.

10.1*	Scott’s Liquid Gold-Inc. Health and Accident Plan, Plan Document and Summary Plan Description Amended and Restated Effective October 1, 2003 incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the year ended December 31, 2004.

10.2	Scott’s Liquid Gold & Affiliated Companies Employee Benefit Health And Welfare Plan Amendment #1-2004 incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K for the year ended December 31, 2004.

10.3*	Indemnification Agreement dated May 6, 1987, between the Registrant and Mark E. Goldstein; Indemnification Agreement dated December 23, 1991, between the Registrant and Dennis H. Field; Amendment to Indemnification Agreement dated January 17, 1992, between the Registrant and Dennis H. Field; Indemnification Agreement, dated July 12, 2000, between the Registrant and Jeffrey R. Hinkle; Indemnification Agreement, dated August 16, 2000, between the Registrant and Carl A. Bellini; Indemnification Agreement, dated November 2, 2000, between the Registrant and Jeffry B. Johnson; Indemnification Agreement, dated November 20, 2002 between the Registrant and Dennis P. Passantino (the foregoing Indemnification Agreements are incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K for the year ended December 31, 2008); Indemnification Agreement, dated January 26, 2004 between the Registrant and Gerald J. Laber, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2003; and Indemnification Agreement, dated February 24, 2009 between the Registrant and Brian L. Boberick, incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed February 27, 2009.

Exhibit Number	Document

10.4	Agreement dated as of May 3, 2005 between Montagne Jeunesse International Ltd. and Neoteric Cosmetics, Inc., incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.5*	Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan and Trust Agreement, Amended and Restated Effective January 1, 2001; and Second Amendment to Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan, effective as of January 1, 2003, incorporated by reference to Exhibit 10.6 of our annual Report on Form 10-K for the year ended December 31, 2003.

10.6*	Third Amendment to Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan, effective March 28, 2005, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.7*	Scott’s Liquid Gold-Inc. 1998 Stock Option Plan, incorporated by reference to Exhibit 4.3 of our Registration Statement No. 333-51710, filed with the Commission on December 12, 2000.

10.8*	2005 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 4 of our Registration Statement No. 333-156191, filed with the Commission on December 16, 2008.

10.9	Product Development, Production and Marketing Agreement with Modec, Inc. dated April 4, 2006, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.10	Amendment to Modec Agreement dated November 9, 2007, incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-KSB for the year ended December 31, 2007.

10.11	Form of 1997 Stock Option Plan Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

10.12	Form of 1998 Stock Option Plan Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

10.13	Form of 2005 Stock Option Plan Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

10.14	Form of 1998 Stock Option Plan Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

10.15	Form of 2005 Stock Incentive Plan Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

10.16	Financing Agreement and Addendum to Financing Agreement, both dated October 31, 2008, between Summit Financial Resources, L.P. and the Company, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 4, 2008.

Exhibit Number	Document

10.17	Guarantees, dated October 31, 2008, by SLG Plastics, Inc. Advertising Promotions Incorporated, Colorado Product Concepts, Inc., Neoteric Cosmetics, Inc., and SLG Chemicals, Inc., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 4, 2008.

10.18	First Amendment to Financing Agreement dated March 12, 2009 between Summit Financial Resources, L.P. and the Company, incorporated by reference to Exhibit 10.18 of our Annual Report on Form 10-K for the year ended December 31, 2008.

10.19	Second Amended and Restated Financing Agreement and Addendum to dated March 16, 2011, between Summit Financial Resources, L.P. and the Company.

10.20	Receivables Purchase Agreement dated March 16, 2011, between Wells Fargo Bank, National Association and Scotts Liquid Gold-Inc.

10.21	Receivables Purchase Agreement dated March 16, 2011, between Wells Fargo Bank, National Association and Neoteric Cosmetics, Inc.

21	List of Subsidiaries.

23	Consent of Ehrhardt Keefe Steiner & Hottman PC.

24	Powers of Attorney.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification.

*	Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOTT’S LIQUID GOLD-INC.,
a Colorado corporation

By:	/s/ Mark E. Goldstein
Mark E. Goldstein, President and Chief
Executive Officer
Principal Executive Officer

By:	/s/ Brian L. Boberick,
Brian L. Boberick, Treasurer and
Chief Financial Officer
Principal Financial Officer and
Principal Accounting Officer

Date:	March 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title		Signature

March 29, 2011	Mark E. Goldstein,	)
	Director,	)
	President and Chief	)
	Executive Officer	)
)
March 29, 2011	Jeffrey R. Hinkle,	)
	Director,	)
		)	/s/ Mark E. Goldstein
March 29, 2011	Dennis P. Passantino,	)	Mark E. Goldstein, for himself and as Attorney-in-Fact for the named directors who together constitute all of the members of the Board of Directors and for the named Officers
	Director	)
)
March 29, 2011	Carl A. Bellini,	)
	Director	)
)
March 29, 2011	Dennis H. Field,	)
	Director	)
)
March 29, 2011	Jeffry B. Johnson,	)
	Director	)
March 29, 2011	Gerald J. Laber,	)
	Director	)
)
March 29, 2011	Brian L. Boberick,	)
	Treasurer and Chief	)
	Financial Officer	)