Form 10-Q
period 2011-03-31
SCOTTS LIQUID GOLD INC
filed 2011-05-10
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2011

Commission File No. 001-13458

SCOTT’S LIQUID GOLD-INC.

4880 Havana Street

Denver, CO 80239

Phone: 303-373-4860

Colorado	84-0920811
State of Incorporation	I.R.S. Employer Identification No.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

As of May 9, 2011, the Registrant had 10,898,500 of its $0.10 par value common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Net sales	$3,868,400	$3,599,400

Operating costs and expenses:
Cost of sales	1,991,000	1,881,100
Advertising	80,200	71,400
Selling	1,033,300	963,500
General and administrative	607,800	609,500

	3,712,300	3,525,500

Income from operations	156,100	73,900
Rental and other income	39,600	34,500
Interest expense	(69,900)	(69,200)

Income before income taxes	125,800	39,200
Income tax expense	—	—

Net income	$125,800	$39,200

Net income per common share (Note 2):
Basic & Diluted	$.01	$—

Weighted average shares outstanding:
Basic	10,898,500	10,795,000

Diluted	12,136,750	11,196,750

See accompanying notes to consolidated financial statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$572,600	$480,700
Trade receivables, net of allowance of $61,600 and $61,300, respectively, for doubtful accounts	1,103,600	836,400
Inventories, net	2,267,200	1,681,500
Prepaid expenses	236,000	205,000

Total current assets, net	4,179,400	3,203,600
Property, plant and equipment, net	10,947,400	11,062,400
Other assets	85,200	91,000

TOTAL ASSETS	$15,212,000	$14,357,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Obligations collateralized by receivables	$480,300	$340,900
Accounts payable	1,575,100	983,300
Accrued payroll and benefits	642,600	583,100
Accrued property taxes	265,100	208,500
Other accrued expenses	170,900	231,900
Current maturities of long-term debt	332,600	330,200

Total current liabilities	3,466,600	2,677,900
Long-term debt, net of current maturities	3,619,800	3,704,100

TOTAL LIABILITIES	7,086,400	6,382,000
Shareholders’ equity:
Common stock; $.10 par value, authorized 50,000,000 shares; issued and outstanding 10,898,500 shares, and 10,898,500 shares, respectively	1,089,900	1,089,900
Capital in excess of par	5,397,900	5,373,100
Retained earnings	1,637,800	1,512,000

Shareholders’ equity	8,125,600	7,975,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,212,000	$14,357,000

See accompanying notes to consolidated financial statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$125,800	$39,200

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,800	128,400
Stock-based compensation	24,800	19,500
Gain on sale of securities	—	(300)
Changes in assets and liabilities:
Trade receivables, net	(267,200)	(338,600)
Inventories, net	(585,700)	(190,100)
Prepaid expenses and other assets	(31,000)	(64,200)
Accounts payable and accrued expenses	646,900	586,100

Total adjustments to net income	(87,400)	140,800

Net Cash Provided by Operating Activities	38,400	180,000

Cash flows from investing activities:
Proceeds from sale of securities	—	4,300
Real estate brokerage fees	—	(41,200)
Purchase of property, plant & equipment	(4,000)	(1,800)

Net Cash Used by Investing Activities	(4,000)	(38,700)

Cash flows from financing activities:
Proceeds (payments) on obligations collateralized by receivables	139,400	(69,900)
Principal payments on long-term borrowings	(81,900)	(79,400)

Net Cash Provided (Used) by Financing Activities	57,500	(149,300)

Net Increase (Decrease) in Cash and
Cash Equivalents	91,900	(8,000)
Cash and Cash Equivalents, beginning of period	480,700	654,100

Cash and Cash Equivalents, end of period	$572,600	$646,100

Supplemental disclosures:
Cash paid during period for: Interest	$70,300	$69,200

See accompanying notes to consolidated financial statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies

(a) Company Background

Scott’s Liquid Gold-Inc. (a Colorado corporation) was incorporated on February 15, 1954. Scott’s Liquid Gold-Inc. and its wholly-owned subsidiaries (collectively, “we” or “our”) manufacture and market quality household and skin care products, and we fill, package and market our Mold Control 500 product. Since the first quarter of 2001, we have acted as the distributor in the United States for beauty care products contained in individual sachets and manufactured by Montagne Jeunesse. In 2009, we began the distribution of Batiste dry shampoo manufactured by Vivalis. Our business is comprised of two segments — household products and skin care products.

(b) Principles of Consolidation

Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

(c) Basis of Preparation of Financial Statements

We have prepared these unaudited interim consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading. In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal recurring nature. These interim financial statements should be read in conjunction with our financial statements included in our 2010 Annual Report on Form 10-K. The results of operations for the interim period may not be indicative of the results to be expected for the full fiscal year.

(d) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include, but are not limited to, realization of deferred tax assets, reserves for slow moving and obsolete inventory, customer returns and allowances, coupon redemptions, bad debts, and stock-based compensation.

(e) Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.

(f) Sale of Accounts Receivable

On November 3, 2008, we established a $1.2 million factoring line with an asset-based lender, Summit Financial Resources (“Summit” or “Lender”), and secured by accounts receivable, inventory, any lease in which we are a lessor, all investment property and guarantees by our active subsidiaries. On March 12, 2009 we entered into the First Amended and Restated Financing Agreement with the Lender and, subsequently, on March 16, 2011 (effective as of March 1, 2011) we entered into the Second Amended and Restated Financing Agreement with the Lender (the “Summit Financial Agreement”). This most recent amendment, among other things, increased our factoring line from $1.2 million to $1.5 million and increased the advance rate from 70% to 85% of eligible receivables. Advances under the agreement bear interest at a rate of 1.5% over the prime rate (as published in the Wall Street Journal) for the accounts receivable portion of the advances and 4.0% over the prime rate for the inventory portion, if any, of the borrowings. Consequently, our interest cost adjusts with changes in the prime rate (3.25% as of March 31, 2011). In addition, there are administrative fees of 1.0% of the average monthly balance of outstanding advances on accounts receivable and 1.35% on the average monthly balance of outstanding advances on inventory. The administrative fee with respect to advances against accounts receivable is less costly than the collateral management fee under the previous agreement in which a 0.28% fee was charged on the face value of the receivable (rather than on the advance amount) for each 10-day period that an advance remained outstanding. The administrative fee with respect to advances on inventory is unchanged from the former collateral management fee relative to advances on inventory. The term of the Summit Financial Agreement is eighteen months (expiring September 1, 2012), renewable automatically for additional one-year terms unless either party provides written notice of non-renewal at least 60 days prior to the end of the current financing period. At March 31, 2011, approximately $1.02 million of this credit line was available to the Company assuming sufficient levels of eligible receivables.

We follow Financial Accounting Standards Board (“FASB”) authoritative guidance as it relates to distinguishing between transfers of financial assets that are sales from transfers that are secured borrowings. Under this the reporting of the sale of accounts receivable is treated as a secured borrowing rather than as a sale. As a result, effected accounts receivable are reported under Current Assets within the Company’s balance sheet as “Trade receivables” subject to reserves for doubtful accounts, returns and other allowances. Similarly, the net liability owing to Summit Financial Resources appears as “Obligations collateralized by receivables” within the Current Liabilities section of the Company’s balance sheet. Net Proceeds received from the sale of accounts receivable appear as cash provided or used by financing activities within the Company’s Consolidated Statements of Cash Flows.

On March 16, 2011, under a consent agreement from Summit, the Company entered into a financing agreement with Wells Fargo Bank (the “Wells Fargo Agreement”) for the purpose of further lowering the cost of borrowing associated with the financing of our accounts receivable. Pursuant to this agreement, the Company may sell receivables relating to our largest account at a discount to Wells Fargo; provided, however, that Wells Fargo may reject offers to purchase such receivables in its discretion. Under the Wells Fargo Agreement, the accounts receivable with our largest customer may be purchased by Wells Fargo at a cost to us equal to LIBOR plus 1.15% per annum, the LIBOR rate being either the 30-day, 60-day or 90-day rate dependent upon the days to maturity of the receivable sold to Wells Fargo (90-day LIBOR rate is 0.30% as of March 31, 2011). The Wells Fargo Agreement will continue unless terminated by either party upon 30 days written notice.

With respect to the Wells Fargo Agreement, we follow FASB authoritative guidance as it relates to distinguishing between transfers of financial assets that are sales from transfers that are secured borrowings. These transactions qualify for a sale of assets since (1) we have transferred all of our rights, title and interest in the selected accounts receivable invoices to the Lender, (2) the Lender may pledge, sell or transfer the selected accounts receivable invoices, and (3) we have no effective control over the selected accounts receivable invoices since we are not entitled to nor obligated to repurchase or redeem the invoices before their maturity and we do not have the ability to unilaterally cause the Lender to return the invoices. Under the authoritative guidance, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Through March 31, 2011, we have not sold any of our accounts receivable invoices to Wells Fargo under this agreement.

(g) Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost (first-in, first-out method) or market. We record a reserve for slow moving and obsolete products and raw materials. We estimate reserves for slow moving and obsolete products and raw materials based upon historical and anticipated sales.

Inventories were comprised of the following at:

	March 31, 2011	December 31, 2010
Finished goods	$1,086,900	$877,100
Raw materials	1,471,500	1,095,600
Inventory reserve for obsolescence	(291,200)	(291,200)

	$2,267,200	$1,681,500

(h) Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost. Depreciation is provided using the straight-line method over estimated useful lives of the assets ranging from three to 45 years. Building structures and building improvements are estimated to have useful lives of 35 to 45 years and three to 20 years, respectively. Production equipment and production support equipment are estimated to have useful lives of 15 to 20 years and three to 10 years, respectively. Office furniture and office machines are estimated to have useful lives of 10 to 20 and three to five years, respectively. Carpet, drapes and company vehicles are estimated to have useful lives of five to 10 years. Maintenance and repairs are expensed as incurred. Improvements that extend the useful lives of the assets or provide improved efficiency are capitalized.

(i) Financial Instruments

Financial instruments which potentially subject us to concentrations of credit risk include cash and cash equivalents and trade receivables. We maintain our cash balances in the form of bank demand deposits with financial institutions that management believes are creditworthy. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. We have no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

The recorded amounts for cash and cash equivalents, receivables, other current assets, and obligations collateralized by receivables, accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. Our long-term debt bears interest at a fixed rate that adjusts annually on the anniversary date to a then prime rate. The carrying value of long-term debt approximates fair value as of March 31, 2011 and December 31, 2010.

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

As of December 31, 2010, due to changes in the real estate market in Denver, Colorado and the continuing economic downturn, we conducted an evaluation into fair value impairment with regard to our property, plant and equipment with particular attention to our land and buildings (“facilities”), which have an original cost of $17,485,800 and a depreciated book value at December 31, 2010 of approximately $10,423,800. For the facilities, we performed an evaluation utilizing an income capitalization model employing rental, vacancy and capitalization rates obtained from independent market data relative to our area of the Denver market as well as the actual rental rate in effect in the current lease of a portion of our office space. This evaluation returned a range of fair value estimates in excess of (a) the carrying value of the facilities and (b) the current listing price for the facilities. We currently have the facilities listed for sale at the price of $11,500,000 for the improved property plus an unstated amount for an unimproved, adjacent 5.5 acre parcel of land with a value estimated by us at $1,200,000. Based upon our evaluation, we find there to be no impairment in the carrying values of our long-lived assets at December 31, 2010 and there have been no events or changes in circumstances that indicate the fair value of the facilities has declined in the three months ended March 31, 2011; however, the valuation of our facilities can be affected by future events including the commercial real estate market in which our facilities are located.

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

(l) Revenue Recognition

Revenue is recognized when an arrangement exists to sell our product, we have delivered such product in accordance with that arrangement, the sales price is determinable, and collectability is probable. Reserves for estimated market development support, pricing allowances and returns are provided in the period of sale as a reduction of revenue. Reserves for returns and allowances are recorded as a reduction of revenue, and are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. At March 31, 2011 and December 31, 2010 approximately $282,000 and $303,000, respectively, had been reserved as a reduction of accounts receivable, and approximately $13,000 and $73,000, respectively, had been accrued as current liabilities. Co-op advertising, marketing funds, slotting fees and coupons are deducted from gross sales and totaled $267,600 and $202,800 in the quarters ended March 31, 2011 and 2010, respectively.

(m) Advertising Costs

Advertising costs are expensed as incurred.

(n) Stock-based Compensation

No stock options have been granted during the first quarter of 2011, however, during the first quarter of 2010, we granted 21,000 options for shares of our common stock to certain employees at $0.30 per share. The options, which vest ratably over 48 months, or upon a change in control, and which expire after five years, were granted at or above the market value as of the date of grant.

The weighted-average fair market value of the options granted in the first quarter of 2010 were estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

March 31, 2010
Expected life of options (using the “simplified” method)	4.5 years
Risk-free interest rate	2.6%
Expected volatility of stock	120%
Expected dividend rate	None

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) under authoritative guidance issued by the FASB was $24,800 in the three months ended March 31, 2011. Approximately $153,400 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next 45 months. In accordance with this same authoritative guidance, there was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options, which are not normally tax deductible. With respect to the non-cash expense associated with the options granted to the non-employee directors, no tax benefit was recognized due to the existence of as yet unutilized net operating losses. At such time as these operating losses have been utilized and a tax benefit is realized from the issuance of non-qualified stock options, a corresponding tax benefit may be recognized.

(o) Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out and nominal outside warehousing costs as a component of selling expense on the accompanying Consolidated Statement of Operations. Shipping and handling costs totaled $358,400 and $294,800, for the quarters ended March 31, 2011 and 2010, respectively.

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

Note 2. Earnings per Share

Per share data was determined by using the weighted average number of common shares outstanding. Potentially dilutive securities, including stock options, are considered only for diluted earnings per share, unless considered anti-dilutive. The potentially dilutive securities are comprised of outstanding stock options of 1,933,550 and 1,932,650 at March 31, 2011 and 2010, respectively. At March 31, 2011, those securities for which the average market price for the three months ended March 31, 2011 exceeded the exercise price total approximately 1,238,250 shares. At March 31, 2010, those securities for which the average market price for the three months ended March 31, 2010 exceeded the exercise price total approximately 401,750 shares.

A reconciliation of the weighted average number of common shares outstanding for the three months ended March 31 follows:

	2011	2010
Common shares outstanding, beginning of the year	10,898,500	10,795,000
Shares issued to ESOP	—	—
Stock options exercised	—	—

Weighted average number of common shares outstanding	10,898,500	10,795,000
Dilutive effect of common share equivalents	1,238,250	401,750

Diluted weighted average number of common shares outstanding	12,136,750	11,196,750

At March 31, 2011, there were 50,000,000 authorized shares of our $.10 par value common stock and 20,000,000 authorized shares of preferred stock issuable in one or more series. None of the preferred stock was issued or outstanding at March 31, 2011.

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

The following provides information on our segments for the three months ended March 31:

	2011		2010
	Household Products	Skin Care Products	Household Products	Skin Care Products
Net sales to external customers	$1,560,100	$2,308,300	$1,966,700	$1,632,700

Income (loss) before profit sharing, bonuses and income taxes	$(42,700)	$168,500	$154,100	$(114,900)

Identifiable assets	$2,969,500	$4,102,300	$3,044,800	$4,204,700

The following is a reconciliation of segment information to consolidated information for the three months ended March 31:

	2011	2010
Net sales to external customers	$3,868,400	$3,599,400

Income before profit sharing, bonuses and income taxes	$125,800	$39,200

Consolidated income before income taxes	$125,800	$39,200

Identifiable assets	$7,071,800	$7,249,500
Corporate assets	8,140,200	8,312,000

Consolidated total assets	$15,212,000	$15,561,500

Corporate assets noted above are comprised primarily of our cash and investments, and property and equipment not directly associated with the manufacturing, warehousing, shipping and receiving activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our net income was $125,800 in the first quarter of 2011 versus net income of $39,200 in the first quarter of 2010. This $86,600 improvement in our net income resulted from the combination of increased sales ($3,868,400 in the first quarter of 2011 versus $3,599,400 for the same period of 2010) and improved gross margins for cosmetics products offset somewhat by an increase in operating expenses as detailed below.

Summary of Results as a Percentage of Net Sales

	Year Ended	Three Months Ended
	December 31,	March 31,
	2010	2011	2010
Net sales
Scott’s Liquid Gold household products	48.9%	40.3%	54.6%
Skin care products	51.1%	59.7%	45.4%

Total Net Sales	100.0%	100.0%	100.0%
Cost of Sales	53.9%	51.5%	52.3%

Gross profit	46.1%	48.5%	47.7%
Other revenue	1.0%	1.1%	1.0%

	47.1%	49.6%	48.7%

Operating expenses	48.6%	44.5%	45.7%
Interest expense	1.9%	1.8%	1.9%

	50.5%	46.3%	47.6%

Income (loss) before income taxes	(3.4%)	3.3%	1.1%

Our gross margins may not be comparable to those of other entities, because some entities include all of the costs related to their distribution network in cost of sales and others, like us, exclude a portion of those costs (freight out to customers and nominal outside warehouse costs) from gross margin, including them instead in the selling expense line item. See Note 1(o), Operating Costs and Expenses Classification, to the unaudited Consolidated Financial Statements in this Quarterly Report.

Comparative Net Sales

	Three Months Ended		Percentage
	March 31,		Increase
	2011	2010	(Decrease)
Scott’s Liquid Gold and other household products	$1,450,400	$1,848,100	(21.5%)
Touch of Scent	109,700	118,600	(7.5%)

Total household chemical products	1,560,100	1,966,700	(20.7%)

Alpha Hydrox and other skin care	956,000	802,200	19.2%
Montagne Jeunesse and other distributed skin care	1,352,300	830,500	62.8%

Total skin care products	2,308,300	1,632,700	41.4%

Total Net Sales	$3,868,400	$3,599,400	7.5%

Three Months Ended March 31, 2011

Compared to Three Months Ended March 31, 2010

Consolidated net sales for the first quarter of the current year were $3,868,400 versus $3,599,400 for the first three months of 2010, an increase of $269,000 or 7.5%. Average selling prices for the first quarter of 2011 were up by $200 over the first quarter of 2010 with household products being up by $58,100, while skin care products were down by $57,900. This decrease in selling prices reflects efforts to expand distribution of our manufactured skin care products. Co-op advertising, marketing funds, slotting fees, and coupons paid to retailers are deducted from gross sales, and totaled $267,600 in the first quarter of 2011 versus $202,800 in the same quarter in 2010, an increase of $64,800 or 32.0%. This increase, responsible in part for the increase in sales, consisted of increases in coupon expense of $16,000, in co-op marketing funds of $32,600, and in slotting fee expenses of $16,200.

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

From January 1, 2008 through March 31, 2011, our product returns (as a percentage of gross revenue) have averaged as follows: household products 0.6%, Montagne Jeunesse products 2.1%, and our Alpha Hydrox and other skin care products 1.5%. The level of returns as a percentage of gross revenue for the household products and Montagne Jeunesse products have remained fairly constant as a percentage of sales over that period while the Alpha Hydrox and other skin care products return levels have fluctuated. In recent years, as our sales of the skin care products have declined we have seen a decrease in returns as a percentage of gross revenues. The products returned in the three months ended March 31, 2011 (indicated as a percentage of gross revenues) were: household products 0.1%, Montagne Jeunesse products 0.0%, and our Alpha Hydrox and other skin care products 0.1%. We are not aware of any industry trends, competitive product introductions or advertising campaigns at this time which would cause returns as a percentage of gross sales to be materially different for the current fiscal year than for the above averages. Furthermore, our management is not currently aware of any changes in customer relationships that we believe would adversely impact anticipated returns. However, we review our reserve for returns quarterly and we regularly face the risk that the existing conditions related to product returns will change.

During the first quarter of 2011, net sales of skin care products accounted for 59.7% of consolidated net sales compared to 45.4% for the same quarter in 2010. Net sales of these products for that period were $2,308,300 in 2011 compared to $1,632,700 in 2010, an increase of $675,600 or 41.4%. Our increase in net sales of skin care products was comprised of an increase of $521,800 in sales of products for which we act as a distributor and an increase of $153,800 in our manufactured skin care product lines.

Overall, net sales of our line-up of distributed products, including Montagne Jeunesse, totaled $1,352,300 in the first quarter of 2011 as compared to net sales of $830,500 in the same period of 2010, an increase of $521,800 or 62.8%. This rise in sales is primarily the result of increased offerings of the Montagne Jeunesse products with our largest retail customer, the return of this product line to the shelves of a major drugstore chain, and the steady growth in sales of the Batiste dry shampoo at retail.

Similarly, net sales of our Alpha Hydrox and other manufactured skin care products rose $153,800, or 19.2%, from $802,200 in the first quarter of 2010 to $956,000 for the same period of 2011. This sales increase was attributable primarily to the return of these products at a major drugstore chain coupled with increased sell-through at a major cosmetic retail chain.

Sales of household products for the first quarter of 2011 accounted for 40.3% of consolidated net sales compared to 54.6% for the same period in 2010. These products are comprised of Scott’s Liquid Gold wood care products, Mold Control 500, Clean Screen, and Touch of Scent. During the quarter ended March 31, 2011 sales of household products were $1,560,100 as compared to $1,966,700 for the same period in 2010, a decrease of $406,600, or 20.7%. Sales decreased $315,500, or 18%, in 2011 versus 2010 across all major lines led by Scott’s Liquid Gold products (which includes Clean Screen), which decrease includes the offset of an increase of approximately $45,000, or 21.7%, in sales of our “Clean Screen” products, a surface cleaner for sensitive electronics including HDTV screens, computer monitors and other such devices first introduced in 2009. There were also declines in sales of Mold Control 500 of $82,200, or 85.3%, and Touch of Scent of $8,900, or 7.5%. The decrease in sales of Scott’s Liquid Gold products is attributable to several factors including the continuing economic slowdown in the United States, discontinued distribution by two retail chains, and the timing of periodic purchases by our Canadian and United Kingdom distributors while Mold Control 500 was discontinued by our largest retail customer for that product.

As sales of a consumer product decline, there is the risk that retail stores will stop carrying the product. The loss of any significant customer for any skin care products, “Scott’s Liquid Gold” wood care or mold remediation products could have a significant adverse impact on our revenues and operating results.

We also believe that the introduction of successful new products, including line extensions of existing products, such as the wood wash and our mold remediation product, using the name “Scott’s Liquid Gold”, are important in our efforts to maintain or grow our revenue. In the second quarter of 2009, we introduced “Clean Screen”, a new household product under the Scott’s Liquid Gold brand. Additionally, in the fourth quarter of 2009 we introduced Batiste dry shampoo for distribution in the United States. We regularly review possible additional products to sell through distribution agreements or to manufacture ourselves. To the extent that we manufacture a new product rather than purchase it from external parties, we are also benefited by the use of existing capacity in our facilities. The actual introduction of additional products, the timing of any additional introductions and any revenues realized from new products is uncertain.

On a consolidated basis, cost of goods sold was $1,991,000 during the first three months of 2011 compared to $1,881,100 for the same period of 2010, an increase of $109,900 or 5.8%, against a sales increase of 7.5%. As a percentage of consolidated net sales, cost of goods sold was 51.5% in 2011 versus 52.3% in 2010, a decrease of about 1.5%. With respect to our skin care products, the cost of goods declined to 50.4% in first quarter of 2011 as compared to 56.2% in the first quarter of 2010. The higher cost in 2010 reflects efforts to improve volume with discount sales, which was intended to mitigate sales volume decreases associated with our decision in 2009 to discontinue our business relationship with a retail chain where excessive retail support in the form of product returns, marketing co-op funds, coupons and promotion programs and damage claims had made such business unprofitable. Household products, however, experienced a rise in cost of goods sold from 49.0% in the first three months in 2010 compared to 53.1% for the same period in 2011, attributable primarily to the rising cost of petroleum-based raw materials.

Operating Expenses, Interest Expense and Other Income

	Three Months Ended		Percentage
	March 31,		Increase
	2011	2010	(Decrease)
Operating Expenses
Advertising	$80,200	$71,400	12.3%
Selling	1,033,300	963,500	7.2%
General & Administrative	607,800	609,500	(0.3%)

Total operating expenses	$1,721,300	$1,644,400	4.7%

Rental and Other Income	$39,600	$34,500	14.8%

Interest Expense	$69,900	$69,200	1.2%

Operating expenses, comprised of advertising, selling and general and administrative expenses, increased by $76,900 or 4.7% in the first quarter of 2011 when compared to the first quarter of 2010. The various components of operating expenses are discussed below.

Advertising expenses for the first three months of 2011 were $80,200 compared to $71,400 for the comparable quarter of 2010, an increase of $8,800 or 12.3%. As in prior quarters, we have limited advertising as part of our cost reduction efforts.

Selling expenses for the first quarter of 2011 were $1,033,300 compared to $963,500 for the comparable three months of 2010, an increase of $69,800 or 7.2%. That increase was comprised of a rise in freight expenses of $64,600, largely resulting from the increase in sales coupled with rising fuel prices in the first quarter of 2011 compared to 2010 and an increase in promotional selling expenses of $14,600, related to increased sales of Montagne Jeunesse displays offset by a decrease in brokerage expenses $6,600, as the sales increases discussed above were generally experienced on non-brokered accounts and offset by a net decrease in other selling expenses, none of which by itself is significant, of $2,800.

General and administrative expenses for the first three months of 2011 were $607,800 compared to $609,500 for the same period of 2010, a decrease of $1,700, or 0.3%.

Rental and other income for the first three months of 2011 of $39,600 included $38,300 of net rental receipts and $1,300 in interest earned on our cash reserves as compared to $32,100 of net rental receipts and $2,400 in interest earned in the first three months of 2010.

Interest expense for the first quarter of 2011 was $69,900 and included $22,200 in collateral and/or administrative fees incurred relative to the sale of accounts receivable invoices to Summit Financial Resources. Interest expense for the first quarter of 2010 was $69,200 and included $25,000 in collateral management fees.

Liquidity and Capital Resources

Citywide Loan

On June 28, 2006, we entered into a loan with a fifteen year amortization with Citywide Banks (the “Bank”) for $5,156,600 secured by the land, building and fixtures at our Denver, Colorado facilities. Interest on the bank loan (3.25% at March 31, 2011) is at the prime rate as published in The Wall Street Journal, adjusted annually each June. This loan requires 180 monthly payments of approximately $38,200. Monthly payments commenced on July 28, 2006. The loan agreement contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1, the aforementioned ratios to be calculated in accordance with U.S. generally accepted accounting principles. We may not declare any dividends that would result in a violation of either of these covenants. Affirmative covenants in the loan agreement concern, among other things, compliance in all material respects with applicable laws and regulations and compliance with our agreements with other parties which materially affect our financial condition. Negative covenants require that we not do any of the following, among other things, without the consent of the Bank: Sell, lease or grant a security interest in assets; engage in any business activity substantially different than those in which we are presently engaged; sell assets out of the ordinary course of business; or purchase another entity or an interest in another entity. The foregoing requirements were met at the end of quarter ending March 31, 2011.

Financing Agreements

On November 3, 2008, effective as of October 31, 2008, we entered into a financing agreement with Summit Financial Resources, an “asset-based” lender, for the purpose of improving working capital. The Summit Financial Agreement, amended on March 12, 2009 and on March 16, 2011 (effective March 1, 2011)has a term that expires on September 1, 2012, and may be renewed for an additional 12 months unless either party elects to cancel in writing at least 60 days prior to the anniversary date. The Summit Financial Agreement provides for up to $1.5 million and is secured primarily by accounts receivable, inventory, any lease in which we are a lessor, all investment property and guarantees by our active subsidiaries. Under the Summit Financial Agreement, the lender will make loans at our request and in the lender’s discretion (a) based on purchases of our Accounts by the lender, with recourse against us and an advance rate of 85% (or such other percentage determined by the lender in its discretion), and (b) based on Acceptable Inventory not to exceed certain amounts, including an aggregate maximum of $500,000. Advances under the agreement bear interest at a rate of 1.5% over the prime rate (as published in The Wall Street Journal) for the accounts receivable portion of the advances and 4.0% over the prime rate for the inventory portion of the borrowings. Consequently, our interest cost adjusts with changes in the prime rate (3.25% as of March 31, 2011). In addition there are administrative fees of 1.0% per month on the average monthly outstanding loan on the receivable portion of any advance and 1.35% per month on the average monthly outstanding loan on the inventory portion of any advance. The Summit Financial Agreement provides that no change in control concerning us or any of our active subsidiaries shall occur except with the prior written consent of the lender. Events of default include, but are not limited to, the failure to make a payment when due or a default occurring on any indebtedness of ours.

On March 16, 2011, we also entered into the Wells Fargo Agreement, the terms of which are described above in Note 1 to the Unaudited Consolidated Financial Statements.

Liquidity

During the first quarter of 2011, our working capital increased by $187,100 resulting in a current ratio (current assets divided by current liabilities) of 1.2:1 at March 31, 2011, unchanged from December 31, 2010. The increase in working capital is attributable primarily to net income of $125,800.

At March 31, 2011, trade and other receivables were $1,103,600 versus $836,400 at the end of 2010. Accounts payable, accrued payroll and other accrued expenses increased by $646,900 from the end of 2010 through March of 2011 corresponding with the increase and timing of purchases of inventory and rise in receivables over that period. At March 31, 2011 inventories were $585,700 more than at December 31, 2010, in support of planned production of finished goods inventory as well as to support increased sales volumes in both manufactured and distributed cosmetic product lines. Prepaid expenses increased from the end of 2010 by $31,000 primarily related to the production and insertion costs associated with a coupon program scheduled for the second quarter of 2011.

We have no significant capital expenditures planned for 2011.

The Summit Financial Agreement and Wells Fargo Agreement are expected to provide working capital which may be necessary to meet the needs of the Company over the next 12 months. The Company, in general, has high quality accounts receivable which may be sold pursuant to these agreements. The Summit Financial Agreement has a term of 18 months which expires September 1, 2012, while the Wells Fargo Agreement only expires upon cancellation by one or both parties.

As a result of the foregoing, we expect that our available cash, projected cash flows from operating activities, and borrowing available under the Summit Financial Agreement and the Wells Fargo Agreement (assuming no cancellation of such agreements) will fund our cash requirements for the 12 months ending March 31, 2012.

In order to improve our liquidity and our operating results, we will also continue to pursue the following steps: the sale or lease of all or a portion of our real estate which we have listed with a real estate firm, efforts to improve revenues, a further reduction in our fixed operating expense if needed, and potentially the addition of external financing. In October 2009 we entered into a long-term lease of the second floor of our five-story office building to an established subsidiary of an international company. In September 2010, we entered a two-year lease of an additional one-half of a floor in the same building. Our officers and employees continue occupy two other floors of the office building.

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

Forward-Looking Statements

This report may contain “forward-looking statements” within the meaning of U.S. federal securities laws. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and our performance inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to: continued acceptance of each of our significant products in the marketplace; the degree of success of any new product or product line introduction by us; uncertainty of consumer acceptance of recently introduced products ; competitive factors; any decrease in distribution of (i.e., retail stores carrying) our significant products; continuation of our distributorship agreement with Montagne Jeunesse; the need for effective advertising of our products; limited resources available for such advertising; new competitive products and/or technological changes; dependence upon third-party vendors and upon sales to major customers; changes in the regulation of our products, including applicable environmental regulations; additional net losses which could affect our liquidity; the loss of any executive officer; and other matters discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 and this Quarterly Report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2011, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SCOTT’S LIQUID GOLD-INC.

May 9, 2011	BY:	/s/ Mark E. Goldstein
Date		Mark E. Goldstein
President and Chief Executive Officer

May 9, 2011	BY:	/s/ Brian L. Boberick
Date		Brian L. Boberick
Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Document

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification