Form 10-Q
period 2011-06-30
SCOTTS LIQUID GOLD INC
filed 2011-08-12
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

June 30, 2011

Commission File No. 001-13458

SCOTT’S LIQUID GOLD-INC.

(exact name of registrant as specified in its charter)

Colorado	84-0920811
(State or other jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

4880 Havana Street

Denver, CO 80239

(Address of principal executive offices)

Phone: 303-373-4860

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

As of August 10, 2011, the Registrant had 10,898,500 of its $0.10 par value common stock outstanding.

SCOTT’S LIQUID GOLD-INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$3,996,800	$3,450,800	$7,865,200	$7,050,200
Operating costs and expenses:
Cost of sales	2,035,800	1,821,200	4,026,800	3,702,300
Advertising	168,200	171,500	248,400	242,900
Selling	1,125,000	1,095,600	2,158,300	2,059,100
General and administrative	604,900	608,400	1,212,700	1,217,900

	3,933,900	3,696,700	7,646,200	7,222,200

Income (loss) from operations	62,900	(245,900)	219,000	(172,000)
Rental and other income	42,400	32,800	82,000	67,300
Interest expense	(54,300)	(69,800)	(124,200)	(139,000)

	51,000	(282,900)	176,800	(243,700)
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$51,000	$(282,900)	$176,800	$(243,700)

Net income (loss) per common share (Note 2):
Basic	$0.01	$(0.03)	$0.02	$(0.02)

Diluted	$0.00	$(0.03)	$0.01	$(0.02)

Weighted average shares outstanding:
Basic	10,898,500	10,795,000	10,898,500	10,795,000

Diluted	12,207,750	10,795,000	12,207,750	10,795,000

See accompanying notes to consolidated financial statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$493,100	$480,700
Trade receivables, net of allowance of $61,500 and $61,300, respectively, for doubtful accounts	835,900	836,400
Inventories, net	2,506,800	1,681,500
Prepaid expenses	148,000	205,000

Total current assets	3,983,800	3,203,600
Property, plant and equipment, net	10,828,500	11,062,400
Other assets	79,300	91,000

TOTAL ASSETS	$14,891,600	$14,357,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Obligations collateralized by receivables	$585,700	$340,900
Accounts payable	1,425,900	983,300
Accrued payroll and benefits	583,600	583,100
Accrued property taxes	111,500	208,500
Other accrued expenses	121,000	231,900
Current maturities of long-term debt	335,300	330,200

Total current liabilities	3,163,000	2,677,900
Long-term debt, net of current maturities	3,535,100	3,704,100

TOTAL LIABILITIES	6,698,100	6,382,000

Shareholders’ equity:
Common stock; $.10 par value, authorized 50,000,000 shares; issued and outstanding 10,898,500 shares, and 10,898,500 shares, respectively	1,089,900	1,089,900
Capital in excess of par	5,414,800	5,373,100
Retained earnings	1,688,800	1,512,000

Shareholders’ equity	8,193,500	7,975,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,891,600	$14,357,000

See accompanying notes to consolidated financial statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$176,800	$(243,700)

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	249,600	260,700
Stock based compensation	41,700	41,700
Gain on sale of securities	—	(300)
Changes in assets and liabilities:
Proceeds from sale of receivables	1,057,800	—
Trade receivables, net	(1,057,300)	76,200
Inventories	(825,300)	(407,800)
Prepaid expenses and other assets	57,000	14,300
Accounts payable and accrued expenses	235,200	481,400

Total adjustments to net income (loss)	(241,300)	466,200

Net Cash Provided (Used) by Operating Activities	(64,500)	222,500

Cash flows from investing activities:
Proceeds from sale of securities	—	4,300
Real estate brokerage costs	—	(41,200)
Purchase of property, plant & equipment	(4,000)	—

Net Cash Used by Investing Activities	(4,000)	(36,900)

Cash flows from financing activities:
Proceeds (payments) on obligations collateralized by receivables	244,800	38,800
Principal payments on long-term borrowings	(163,900)	(158,600)

Net Cash Provided (Used) by Financing Activities	80,900	(119,800)

Net Increase in Cash and Cash Equivalents	12,400	65,800

Cash and Cash Equivalents, beginning of period	480,700	654,100

Cash and Cash Equivalents, end of period	$493,100	$719,900

Supplemental disclosures:
Cash paid during period for: Interest	$124,600	$139,400

See accompanying notes to consolidated financial statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies

(a)	Company Background

Scott’s Liquid Gold-Inc. (a Colorado corporation) was incorporated on February 15, 1954. Scott’s Liquid Gold-Inc. and its wholly-owned subsidiaries (collectively, “we” or “our” or the “Company”) manufacture and market quality household and skin care products, and we fill, package and market our Mold Control 500 product. Since the first quarter of 2001, we have acted as the distributor in the United States for beauty care products contained in individual sachets and manufactured by Montagne Jeunesse. In 2009, we began the distribution of Batiste dry shampoo manufactured by Vivalis. Our business is comprised of two segments — household products and skin care products.

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

On November 3, 2008, we established a $1.2 million factoring line with an asset-based lender, Summit Financial Resources (“Summit” or “Lender”), and secured by accounts receivable, inventory, any lease in which we are a lessor, all investment property and guarantees by our active subsidiaries. On March 12, 2009 we entered into the First Amended and Restated Financing

Agreement with the Lender and, subsequently, on March 16, 2011 (effective as of March 1, 2011) we entered into the Second Amended and Restated Financing Agreement with the Lender (the “Summit Financial Agreement”). This most recent amendment, among other things, increased our factoring line from $1.2 million to $1.5 million and increased the advance rate from 70% to 85% of eligible receivables. Advances under the agreement bear interest at a rate of 1.5% over the prime rate (as published in the Wall Street Journal) for the accounts receivable portion of the advances and 4.0% over the prime rate for the inventory portion, if any, of the borrowings. Consequently, our interest cost adjusts with changes in the prime rate (3.25% as of June 30, 2011). In addition, there are administrative fees of 1.0% of the average monthly balance of outstanding advances on accounts receivable and 1.35% on the average monthly balance of outstanding advances on inventory. The administrative fee with respect to advances against accounts receivable is less costly than the collateral management fee under the previous agreement in which a 0.28% fee was charged on the face value of the receivable (rather than on the advance amount) for each 10-day period that an advance remained outstanding. The administrative fee with respect to advances on inventory is unchanged from the former collateral management fee relative to advances on inventory. The term of the Summit Financial Agreement is eighteen months (expiring September 1, 2012), renewable automatically for additional one-year terms unless either party provides written notice of non-renewal at least 60 days prior to the end of the current financing period. At June 30, 2011, approximately $914,300 of this credit line was available to the Company assuming sufficient levels of eligible receivables and inventory.

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

On March 16, 2011, under a consent agreement from Summit, the Company entered into a financing agreement with Wells Fargo Bank (the “Wells Fargo Agreement”) for the purpose of further lowering the cost of borrowing associated with the financing of our accounts receivable. Pursuant to this agreement, the Company may sell receivables relating to our largest account at a discount to Wells Fargo; provided, however, that Wells Fargo may reject offers to purchase such receivables in its discretion. Under the Wells Fargo Agreement, the accounts receivable with our largest customer may be purchased by Wells Fargo at a cost to us equal to LIBOR plus 1.15% per annum, the LIBOR rate being either the 30-day, 60-day or 90-day rate dependent upon the days to maturity of the receivable sold to Wells Fargo (90-day LIBOR rate is 0.25% as of June 30, 2011). The Wells Fargo Agreement will continue unless terminated by either party upon 30 days written notice. Under this agreement, the Company sold $1,062,400 of invoices between March 16, 2011 and June 30, 2011 at a discount of $4,600.

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

Inventories were comprised of the following at:

	June 30, 2011	December 31, 2010
Finished goods	$1,428,000	$877,100
Raw materials	1,330,300	1,095,600
Inventory reserve for obsolescence	(251,500)	(291,200)

	$2,506,800	$1,681,500

(h)	Property, Plant and Equipment

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

Financial instruments which potentially subject us to concentrations of credit risk include cash and cash equivalents, and trade receivables. We maintain our cash balances in the form of bank demand deposits with financial institutions that management believes are creditworthy. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. We have no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

The recorded amounts for cash and cash equivalents, receivables, other current assets, and obligations collateralized by receivables, accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. Our long-term debt bears interest at a fixed rate that adjusts annually on the anniversary date to a then prime rate. The carrying value of long-term debt approximates fair value as of June 30, 2011 and December 31, 2010.

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

As of December 31, 2010, due to changes in the real estate market in Denver, Colorado and the continuing economic downturn, we conducted an evaluation into fair value impairment with regard to our property, plant and equipment with particular attention to our land and buildings (“facilities”), which have an original cost of $17,485,800 and a depreciated book value at December 31, 2010 of approximately $10,423,800. For the facilities, we performed an evaluation utilizing an income capitalization model employing rental, vacancy and capitalization rates obtained from independent market data relative to our area of the Denver market as well as the actual rental rate in effect in the current lease of a portion of our office space. This evaluation returned a range of fair value estimates in excess of (a) the carrying value of the facilities and (b) the current listing price for the facilities. We currently have the facilities listed for sale at the price of $11,500,000 for the improved property plus an unstated amount for an unimproved, adjacent 5.5 acre parcel of land with a value estimated by us at $1,200,000. Based upon our evaluation, we found there to be no impairment in the carrying values of our long-lived assets at December 31, 2010 and there have been no events or changes in circumstances that indicate the fair value of the facilities has declined in the six months ended June 30, 2011; however, the valuation of our facilities can be affected by future events including the commercial real estate market in which our facilities are located.

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

Revenue is recognized when an arrangement exists to sell our product, we have delivered such product in accordance with that arrangement, the sales price is determinable, and collectability is probable. Reserves for estimated market development support, pricing allowances and returns are provided in the period of sale as a reduction of revenue. Reserves for returns and allowances are recorded as a reduction of revenue, and are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. At June 30, 2011 and December 31, 2010 approximately $253,000 and $303,000, respectively, had been reserved as a reduction of accounts receivable, and approximately $13,000 and $73,000, respectively, had been accrued as current liabilities. Co-op advertising, marketing funds, slotting fees and coupons are deducted from gross sales and totaled $556,200 and $539,000 in the six months ended June 30, 2011 and 2010, respectively.

(m)	Advertising Costs

Advertising costs are expensed as incurred.

(n)	Stock-based Compensation

The company’s Board of Directors adopted an amendment to the 2005 Stock Incentive Plan in May 2011 to: (1) limit the aggregate awards to any director or executive officer, both exercised since January 1, 1999 and unexercised, to awards exercisable for no more than 200,000 shares of common stock, except to the extent that such limit has already been exceeded as of the date of the amendment; and (2)require that the minimum exercise price for new awards be not less than the higher of (i) 120% of current market price on the date of grant; or (ii) the average of market price over the prior 30 trading days.

No stock options have been granted during the first six months of 2011, however, during the first six months of 2010, we granted 434,000 options for shares of our common stock to four officers, two non-employee directors and twenty-three employees at $0.22 to $0.30 per share. The options, which vest ratably over 48 months, or upon a change in control, and which expire after five years, were granted at or above the market value as of the date of grant.

The weighted average fair market value of the options granted in the first six months of 2010 were estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

June 30, 2010
Expected life of options (using the “simplified” method)	4.5 years
Risk-free interest rate	2.3%
Expected volatility of stock	121%
Expected dividend rate	None

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) under authoritative guidance issued by the FASB was $41,700 in the six months ended June 30, 2011. Approximately $136,500 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next 42 months. In accordance with this same authoritative guidance, there was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible. With respect to the non-cash expense associated with the options granted to the non-employee directors, no tax benefit was recognized due to the existence of as yet unutilized net operating losses. At such time as these operating losses have been utilized and a tax benefit is realized from the issuance of non-qualified stock options, a corresponding tax benefit may be recognized.

(o)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out and nominal outside warehousing costs as a component of selling expense on the accompanying Consolidated Statement of Operations. Shipping and handling costs totaled $721,000 and $634,100, for the six months ended June 30, 2011 and 2010, respectively.

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

Note 2. Earnings per Share

Per share data was determined by using the weighted average number of common shares outstanding. Potentially dilutive securities, including stock options, are considered only for diluted earnings per share, unless considered anti-dilutive. The potentially dilutive securities are comprised of outstanding stock options of 1,933,550 at June 30, 2011. Potentially dilutive securities at June 30, 2010 comprised of outstanding stock options of 1,932,700 were excluded from the computation of weighted average shares outstanding due to their anti-dilutive effect.

A reconciliation of the weighted average number of common shares outstanding for the three and six months ended June 30, 2011 and 2010, respectively, follows:

	2011
	Three Months	Six Months	Total
Common shares outstanding beginning of period	10,898,500	10,898,500	10,898,500
Stock issued to ESOP	—	—	—
Stock options exercised	—	—	—

Weighted average number of common shares outstanding	10,898,500	10,898,500	10,898,500

Dilutive effect of common share equivalents	1,309,250	1,309,250	1,309,250

Diluted weighted average number of common shares outstanding	12,207,750	12,207,750	12,207,750

	2010
	Three Months	Six Months	Total
Common shares outstanding beginning of period	10,795,000	10,795,000	10,795,000
Stock issued to ESOP	—	—	—
Stock options exercised	—	—	—

Weighted average number of common shares outstanding	10,795,000	10,795,000	10,795,000

Dilutive effect of common share equivalents	—	—	—

Diluted weighted average number of common shares outstanding	10,795,000	10,795,000	10,795,000

At June 30, 2011, there were 50,000,000 authorized shares of our $.10 par value common stock and 20,000,000 authorized shares of preferred stock issuable in one or more series. None of the preferred stock was issued or outstanding at June 30, 2011.

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

The following provides information on our segments for the three and six months ended June 30:

	Three Months ended June 30,
	2011		2010
	Household Products	Skin Care Products	Household Products	Skin Care Products
Net sales to external customers	$1,537,900	$2,458,900	$1,776,100	$1,674,700

Income (loss) before profit sharing, bonuses and income taxes	$(168,000)	$219,000	$(131,300)	$(151,600)

Identifiable assets	$2,568,000	$4,340,100	$2,791,200	$4,126,900

	Six Months ended June 30,
	2011		2010
	Household Products	Skin Care Products	Household Products	Skin Care Products
Net sales to external customers	$3,098,000	$4,767,200	$3,742,800	$3,307,400

Income (loss) before profit sharing, bonuses and income taxes	$(210,700)	$387,500	$22,800	$(266,500)

Identifiable assets	$2,568,000	$4,340,100	$2,791,200	$4,126,900

The following is a reconciliation of segment information to consolidated information for the three and six months ended June 30:

	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
Net sales to external customers	$3,996,800	$3,450,800	$7,865,200	$7,050,200

Income (loss) before profit sharing, bonuses and income taxes	$51,000	$(282,900)	$176,800	$(243,700)

Identifiable assets	$6,908,100	$6,918,100	$6,908,100	$6,918,100
Corporate assets	7,983,500	8,307,400	7,983,500	8,307,400

Consolidated total assets	$14,891,600	$15,225,500	$14,891,600	$15,225,500

Corporate assets noted above are comprised primarily of our cash and investments, and property and equipment not directly associated with the manufacturing, warehousing, shipping and receiving activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our net income was $176,800 in the first six months of 2011 versus a net loss of $243,700 in the same period of 2010. The $420,500 improvement in our operating results reflects the combination of increased sales ($7,865,200 in 2011 versus $7,050,200 in 2010) and an improvement in gross margins for our cosmetics and distributed products offset somewhat by an increase in operating expenses as detailed below.

Summary of Results as a Percentage of Net Sales

	Year Ended December 31,	Six Months Ended June 30,
	2010	2011	2010
Net sales
Scott’s Liquid Gold household products	48.9%	39.4%	53.1%
Neoteric Cosmetics	51.1%	60.6%	46.9%

Total Net Sales	100.0%	100.0%	100.0%
Cost of Sales	53.9%	51.2%	52.5%

Gross profit	46.1%	48.8%	47.5%
Other revenue	1.0%	1.0%	0.9%

	47.1%	49.8%	48.4%

Operating expenses	48.6%	46.0%	49.9%
Interest expense	1.9%	1.6%	2.0%

	50.5%	47.6%	51.9%

Income (loss) before income taxes	(3.4%)	2.2%	(3.5%)

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

Six Months Ended June 30, 2011

Compared to Six Months Ended June 30, 2010

Comparative Net Sales

	Six Months Ended June 30,		Percentage Increase
	2011	2010	(Decrease)
Scott’s Liquid Gold and other household products	$2,871,600	$3,484,700	(17.6%)
Touch of Scent	226,400	258,100	(12.3%)

Total household products	3,098,000	3,742,800	(17.2%)

Alpha Hydrox and other skin care	1,890,600	1,826,900	3.5%
Montagne Jeunesse and other distributed skin care	2,876,600	1,480,500	94.3%

Total skin care products	4,767,200	3,307,400	44.1%

Total Net Sales	$7,865,200	$7,050,200	11.6%

Consolidated net sales for the first six months of the current year were $7,865,200 versus $7,050,200 for the first six months of 2010, an increase of $815,000. Average selling prices for the first six months of 2011 were up by $60,600 over the same period of 2010 with household products being up by $160,300, while average selling prices of skin care products were down by $99,700. This decrease in selling prices of skin care products reflects efforts to expand distribution of those products which we manufacture. Co-op advertising, marketing funds, slotting fees, and coupons paid to retailers are deducted from gross sales, and totaled $556,200 in the first six months of 2011 versus $539,000 in the same period in 2010, an increase of $17,200 or 3.2%. This increase consisted of an increase in coupon expense of $33,300, an increase in co-op advertising funds of $16,600, and a decrease in slotting fee expenses of $32,700.

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

From January 1, 2008 through June 30, 2011, our product returns (as a percentage of gross revenue) have averaged as follows: household products

0.6%, Montagne Jeunesse products 1.9%, and our Alpha Hydrox and other skin care products 1.4%. The level of returns as a percentage of gross revenue for the household products and Montagne Jeunesse products have remained fairly constant as a percentage of sales over that period while the Alpha Hydrox and other skin care products return levels have fluctuated. The products returned in the six months ended June 30, 2011 (indicated as a percentage of gross revenues) were: household products 0.1%, Montagne Jeunesse products 0.1%, and our Alpha Hydrox and other skin care products 0.2%. We are not aware of any industry trends, competitive product introductions or advertising campaigns at this time which would cause returns as a percentage of gross sales to be materially different for the current fiscal year than for the above averages. Furthermore, our management is not currently aware of any changes in customer relationships that we believe would adversely impact anticipated returns. However, we review our reserve for returns quarterly and we regularly face the risk that the existing conditions related to product returns will change.

During the first six months of 2011, net sales of skin care products accounted for 60.6% of consolidated net sales compared to 46.9% for the same period of 2010. Net sales of these products for that period were $4,767,200 in 2011 compared to $3,307,400 in 2010, an increase of $1,459,800 or 44.1%. Our increase in net sales of skin care was comprised of an increase of $1,396,100 in sales of products for which we act as a distributor and an increase of $63,700 in our manufactured skin care product lines.

Overall, net sales of our line-up of distributed products, including Montagne Jeunesse, totaled $2,876,600 in the first six months of 2011 as compared to net sales of $1,480,500 in the same period of 2010, an increase of $1,396,100 or 94.3%. This rise in sales is the combined result of increased offerings of the Montagne Jeunesse products with our largest retail customer, increased sales with several other major customers including grocery, drug and mass merchandise and reductions in the level of marketing support in 2011 compared to the prior year.

Similarly, net sales of our Alpha Hydrox and other manufactured skin care products rose $63,700, or 3.9%, from $1,826,900 in the first six months of 2010 to $1,890,600 for the same period of 2011. This sales increase was attributable primarily to the continued growth in sales through our largest online retailer.

Sales of household products for the first six months of 2011 accounted for 39.4% of consolidated net sales compared to 53.1% for the same period in 2010. These products are comprised of Scott’s Liquid Gold wood care products, Mold Control 500, Clean Screen, and Touch of Scent. During the six months ended June 30, 2011 sales of household products were $3,098,000 as compared to $3,742,800 for the same period in 2010, a decrease of $644,800, or 17.2%. Sales decreased in 2011 versus 2010 across all major lines led by Scott’s Liquid Gold products (which includes Clean Screen) in which sales declined $564,900 or 16.6%, followed by declines in sales of Mold Control 500 of $48,200 or 67.4%, and Touch of Scent of $31,700 or 12.3%. The decrease in sales of Scott’s Liquid Gold products is attributable primarily to the continuing economic slowdown in the United States while Mold Control 500 was discontinued by our largest retail customer for that product. Sales in 2011 of our “Clean Screen” products, a surface cleaner for sensitive electronics including HDTV screens, computer monitors and other such devices first introduced in 2009, are on par with sales in 2010 at approximately $420,000.

As sales of a consumer product decline, there is the risk that retail stores will stop carrying the product. The loss of any significant customer for any household or skin care products could have a significant adverse impact on our revenues and operating results.

We also believe that the introduction of successful new products, including line extensions of existing products, such as the wood wash and our mold remediation product, using the name “Scott’s Liquid Gold”, are important in our efforts to maintain or grow our revenue. In the second quarter of 2009, we introduced “Clean Screen”, a new household product under the Scott’s Liquid Gold brand; in the fourth quarter of 2009 we introduced Batiste dry shampoo for distribution in the United States; and in the second quarter of 2011 we began shipping our latest product – Neoteric Diabetic Shampoo. We regularly review possible additional products to sell through distribution agreements or to manufacture ourselves. To the extent that we manufacture a new product rather than purchase it from external parties, we are also benefited by the use of existing capacity in our facilities. The actual introduction of additional products, the timing of any additional introductions and any revenues realized from new products is uncertain.

On a consolidated basis, cost of goods sold was $4,026,800 during the first six months of 2011 compared to $3,702,300 for the same period of 2010, an increase of $324,500 or 8.8%, against a sales increase of 11.6%. As a percentage of consolidated net sales, cost of goods sold was 51.2% in 2011 versus 52.5% in 2010, a decrease of about 2.5%. With respect to our skin care products, the cost of goods declined to 49.0% in the first six months of 2011 as compared to 55.1% in the same period of 2010. The higher cost in 2010 reflects efforts to improve volume with discount sales, which was intended to mitigate sales volume decreases associated with our decision in 2009 to discontinue our business relationship with a retail chain where excessive retail support in the form of product returns, marketing co-op funds, coupons and promotion programs and damage claims had made such business unprofitable. Household products, however, experienced a rise in cost of goods sold from 50.2% in the first six months in 2010 compared to 54.6% for the same period in 2011, attributable primarily to the rising cost of petroleum-based raw materials.

Operating Expenses, Interest Expense and Other Income

	Six Months Ended June 30,		Percentage Increase
	2011	2010	(Decrease)
Operating Expenses
Advertising	$248,400	$242,900	2.3%
Selling	2,158,300	2,059,100	4.8%
General & Administrative	1,212,700	1,217,900	(0.4%)

Total operating expenses	$3,619,400	$3,519,900	2.8%

Rental and Other Income	$82,000	$67,300	21.8%

Interest Expense	$124,200	$139,000	(10.6%)

Operating expenses, comprised of advertising, selling and general and administrative expenses, increased by $99,500 or 2.8% in the first six months of 2011, when compared to the same period of 2010. The various components of operating expenses are discussed below.

Advertising expenses for the first six months of 2011 were $248,400 compared to $242,900 for the same period of 2010, an increase of $5,500 or 2.3%. As in prior quarters, we have limited advertising as part of our cost reduction efforts.

Selling expenses for the first six months of 2011 were $2,158,300 compared to $2,059,100 for the same period of 2010, an increase of $99,200 or 4.8%. That increase was comprised of a rise in freight expenses of $87,900, resulting from the increase in sales, an increase in promotional selling expenses of $17,600, related to increased sales of Montagne Jeunesse displays and a net increase in other selling expenses, none of which by itself is significant, of $900 offset by a decrease in brokerage expenses $7,200, as a result of the sales increases discussed above being generally experienced on non-brokered accounts.

General and administrative expenses for the first six months of 2011 were $1,212,700 compared to $1,217,900 for the comparable period of 2010, a decrease of $5,200 or 0.4%.

Rental and other income for the first six months of 2011 of $82,000 included $76,600 of net rental receipts and $2,600 in interest earned on our cash reserves as compared to $62,700 of net rental receipts and $4,500 in interest earned in the first six months of 2010. The increase in rental income is primarily the result of leasing of an additional one-half floor of our office building beginning in September 2010.

Interest expense for the first six months of 2011 was $124,200 and included $34,600 in collateral and/or administrative fees incurred relative to the sale of accounts receivable invoices to Summit Financial Resources. Interest expense for the first six months of 2010 was $139,000 and included $51,400 in collateral management fees. The overall decrease in interest expense is the combined result of lower rates incorporated into the second amendment of the Summit agreement and the Wells Fargo agreement, both of which came into effect in March 2011.

Three Months Ended June 30, 2011

Compared to Three Months Ended June 30, 2010

Comparative Net Sales

	Three Months Ended June 30,		Percentage Increase
	2011	2010	(Decrease)
Scott’s Liquid Gold and other household products	$1,421,200	$1,636,600	(13.2%)
Touch of Scent	116,700	139,500	(16.3%)

Total household products	1,537,900	1,776,100	(13.4%)

Alpha Hydrox and other skin care	934,600	1,024,700	(8.8%)
Montagne Jeunesse and other distributed skin care	1,524,300	650,000	134.5%

Total skin care products	2,458,900	1,674,700	46.8%

Total Net Sales	$3,996,800	$3,450,800	15.8%

Consolidated net sales for the second quarter of the current year were $3,996,800 versus $3,450,800 for the comparable quarter of 2010, an increase of $546,000 or 15.8%. Average selling prices for the second quarter of 2011 were up by $60,400 over the second quarter of 2010 with household products being up by $102,200, while average selling prices of skin care products were down by $41,800. This decrease in selling prices of skin care products reflects efforts to expand distribution of those products which we manufacture. Co-op advertising, marketing funds, slotting fees, and coupons paid to retailers are deducted from gross sales, and totaled $288,600 in the second quarter of 2011 versus $336,200 in the same quarter in 2010, a decrease of $47,600 or 14.2%. This decrease, responsible in part for the increase in sales, consisted of decreases in co-op marketing expense of $16,000 and in slotting fee expense of $48,900 offset somewhat by an increase in coupon expense of $17,300.

During the second quarter of 2011, net sales of skin care products accounted for 61.5% of consolidated net sales compared to 48.5% for the same quarter in 2010. Net sales of these products for that period were $2,458,900 in 2011 compared to $1,674,700 in 2010, an increase of $784,200 or 46.8%. Our increase in net sales of skin care products was comprised of an increase of $874,300 in sales of products for which we act as a distributor and a decrease of $90,100 in our manufactured skin care product lines.

Overall, net sales of our line-up of distributed products, including Montagne Jeunesse, totaled $1,524,300 in the second quarter of 2011 as compared to net sales of $650,000 in the same period of 2010, an increase of $874,300 or 134.5%. This rise in sales is primarily the result of increased offerings of the Montagne Jeunesse products with our largest retail customer, the return of this product line to the shelves of a major drugstore chain, and the steady growth in sales of the Batiste dry shampoo at retail stores.

Conversely, net sales of our Alpha Hydrox and other manufactured skin care products declined $90,100, or 8.8%, from $1,024,700 in the second quarter of 2010 to $934,600 for the same period of 2011. This sales decrease was primarily attributable to decreased sales of our diabetic product due to: (1) a drug store chain taking a large inventory position in the fourth quarter of 2010 and, despite strong sales by this retailer in the first six months of 2011, its inventory remains sufficient to preclude reorders thus far in 2011; and (2) lost distribution as a result of the medical coverage of a specific demographic ceasing to reimburse its members for their purchases of our diabetic product and thus the pharmaceutical dispensaries ceasing to carry our diabetic product in April 2010.

Sales of household products for the second quarter of 2011 accounted for 38.5% of consolidated net sales compared to 51.5% for the same period in 2010. These products are comprised of Scott’s Liquid Gold wood care products, Mold Control 500, Clean Screen, and Touch of Scent. During the quarter ended June 30, 2011 sales of household products were $1,537,900 as compared to $1,776,100 for the same period in 2010, a decrease of $238,200, or 13.4%. The continuing economic slowdown in the United States and discontinued distribution by a retail chain are the primary factors that resulted in a sales decline of our Scott’s Liquid Gold products (which includes Clean Screen) of $249,400 or 15.0% in the second quarter of 2011 when compared to the same period of 2010. Mold Control 500 was discontinued by our largest retail customer for that product in the second quarter of 2010 generating a return of inventory in that period such that overall sales were negative, consequently, sales of this product rose $34,000 in the second quarter of 2011 when compared to the negative sales total in 2010. Sales were down by $22,800 or 16.3% in our Touch of Scent line in the second quarter of 2011 compared to 2010. Sales of our “Clean Screen” products, a surface cleaner for sensitive electronics including HDTV screens, computer monitors and other such devices first introduced in 2009, has slowed its sales pace in the second quarter of 2011 compared to 2010, off by $43,000 or 20.7% due primarily to initial order fulfillment taking place in 2010.

On a consolidated basis, cost of goods sold was $2,035,500 during the second quarter of 2011 compared to $1,821,200 for the same period of 2010, an increase of $214,600 or 11.8%, against a sales increase of 15.8% for these periods. As a percentage of consolidated net sales, cost of goods sold was 50.9% in 2011 versus 52.8% in 2010, a decrease of about 3.6%. With respect to our skin care products, the cost of goods declined to 47.70% in the second quarter of 2011 as compared to 54.0% in the second quarter of 2010. The higher cost of goods for our skin care products in 2010 reflects efforts to improve volume with discount sales, which was intended to mitigate sales volume decreases associated with our decision in 2009 to discontinue our business relationship with a retail chain where excessive retail support in the form of product returns, marketing co-op funds, coupons and promotion programs and damage claims had made such business unprofitable. Household products, however, experienced a rise in cost of goods sold from 51.6% in the first quarter in 2010 compared to 56.1% for the same period in 2011, attributable primarily to the rising cost of petroleum-based raw materials.

Operating Expenses, Interest Expense and Other Income

	Three Months Ended		Percentage
	June 30,		Increase
	2011	2010	(Decrease)
Operating Expenses
Advertising	$168,200	$171,500	(1.9%)
Selling	1,125,000	1,095,600	2.7%
General & Administrative	604,900	608,400	(0.6%)

Total operating expenses	$1,898,100	$1,875,500	1.2%

Rental and Other Income	$42,400	$32,800	29.3%

Interest Expense	$54,300	$69,800	(22.2%)

Operating expenses, comprised of advertising, selling and general and administrative expenses, increased $22,600 or 1.2% in the second quarter of 2011, when compared to the same period during 2010. The various components of operating expenses are discussed below.

Advertising expenses for the second quarter of 2011 were $168,200 compared to $171,500 for the comparable quarter of 2010, a decrease of $3,300 or 1.9%. As in prior quarters, we continue to limit advertising as part of our cost reduction efforts

Selling expenses for the second quarter of 2011 were $1,125,000 compared to $1,095,600 for the comparable three months of 2010, an increase of $29,400 or 2.7%. That increase was comprised of a rise in freight expenses of $23,400, largely resulting from the increase in sales coupled with rising fuel prices in the first quarter of 2011 compared to 2010 and an increase in promotional selling expenses of $2,900, related to increased sales of Montagne Jeunesse and by a net increase in other selling expenses, none of which by itself is significant, of $3,100.

General and administrative expenses for the second quarter of 2011 were $604,900 compared to $608,400 for the same period of 2010, a decrease of $3,500, or 0.6%.

Rental and other income for the second quarter of 2011 of $42,400 included $38,300 of net rental receipts and $1,300 in interest earned on our cash reserves as compared to $30,600 of net rental receipts and $2,200 in interest earned in the second quarter of 2010. The increase in rental income is primarily the result of leasing of an additional one-half floor of our office building beginning in September 2010.

Interest expense for the second quarter of 2011 was $54,300 and included $12,400 in collateral and/or administrative fees incurred relative to the sale of accounts receivable invoices to Summit Financial Resources. Interest expense for the second quarter of 2010 was $69,800 and included $26,400 in collateral management fees. The overall decrease in interest expense is the combined result of lower rates incorporated into the second amendment of the Summit agreement and the Wells Fargo agreement, both of which came into effect in March 2011.

Liquidity and Capital Resources

Citywide Loan

On June 28, 2006, we entered into a loan with a fifteen year amortization with Citywide Banks (the “Bank”) for $5,156,600 secured by the land, building and fixtures at our Denver, Colorado facilities. Interest on the bank loan (3.25% at June 30, 2011) is at the prime rate as published in The Wall Street Journal, adjusted annually each June. This loan requires 180 monthly payments of approximately $38,200. Monthly payments commenced on July 28, 2006. The loan agreement contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1, the aforementioned ratios to be calculated in accordance with U.S. generally accepted accounting principles. We may not declare any dividends that would result in a violation of either of these covenants. Affirmative covenants in the loan agreement concern, among other things, compliance in all material respects with applicable laws and regulations and compliance with our agreements with other parties which materially affect our financial condition. Negative covenants require that we not do any of the following, among other things, without the consent of the Bank: Sell, lease or grant a security interest in assets; engage in any business activity substantially different than those in which we are presently engaged; sell assets out of the ordinary course of business; or purchase another entity or an interest in another entity. The foregoing requirements were met at the end of quarter ending June 30, 2011.

Financing Agreements

On November 3, 2008, effective as of October 31, 2008, we entered into a financing agreement with Summit Financial Resources, an “asset-based” lender, for the purpose of improving working capital. The Summit Financial Agreement, amended on March 12, 2009 and on March 16, 2011 (effective March 1, 2011) has a term that expires on September 1, 2012, and may be renewed for an additional 12 months unless either party elects to cancel in writing at least 60 days prior to the anniversary date. The Summit Financial Agreement provides for a factoring line up to $1.5 million and is secured primarily by accounts receivable, inventory, any lease in which we are a lessor, all investment property and guarantees by our active subsidiaries. Under the Summit Financial Agreement, the lender will make loans at our request and in the lender’s discretion (a) based on purchases of our Accounts by the lender, with recourse against us and an advance rate of 85% (or such other percentage determined by the lender in its discretion), and (b) based on Acceptable Inventory not to exceed certain amounts, including an aggregate maximum of $500,000. Advances under the agreement bear interest at a rate of 1.5% over the prime rate (as published in The Wall Street Journal) for the accounts receivable portion of the advances and 4.0% over the prime rate for the inventory portion of the borrowings. Consequently, our interest cost adjusts with changes in the prime rate (3.25% as of June 30, 2011). In addition there are administrative fees of 1.0% per month on the average monthly outstanding loan on the receivable portion of any advance and 1.35% per month on the average monthly outstanding loan on the inventory portion of any advance. The Summit Financial Agreement provides that no change in control concerning us or any of our active subsidiaries shall occur except with the prior written consent of the lender. Events of default include, but are not limited to, the failure to make a payment when due or a default occurring on any indebtedness of ours.

On March 16, 2011, under a consent agreement from Summit, the Company entered into a financing agreement with Wells Fargo Bank (the “Wells Fargo Agreement”) for the purpose of further lowering the cost of borrowing associated with the financing of our accounts receivable. Pursuant to this agreement, the Company may sell receivables relating to our largest account at a discount to Wells Fargo; provided, however, that Wells Fargo may reject offers to purchase such receivables in its discretion. Under the Wells Fargo Agreement, the accounts receivable with our largest customer may be purchased by Wells Fargo at a cost to us equal to LIBOR plus 1.15% per annum, the LIBOR rate being either the 30-day, 60-day or 90-day rate dependent upon the days to maturity of the receivable sold to Wells Fargo (90-day LIBOR rate is 0.25% as of June 30, 2011). The Wells Fargo Agreement will continue unless terminated by either party upon 30 days written notice.

Liquidity

During the first six months of 2011, our working capital increased by $295,100 resulting in a current ratio (current assets divided by current liabilities) of 1.3:1 at June 30, 2011, compared to 1.2:1 at December 31, 2010. The increase in working capital is attributable primarily to net income of $176,800 coupled with the excess of depreciation expense over fixed asset additions as well as the outlay of cash relative to the reduction in outstanding long-term debt.

At June 30, 2011, trade and other receivables were $835,900 versus $836,400 at the end of 2010. Obligations collateralized by receivables, accounts payable, accrued payroll and other accrued expenses increased by $480,000 from the end of 2010 through June of 2011 corresponding with the increase and timing of purchases of inventory over that period. At June 30, 2011 inventories were $825,300 more than at December 31, 2010, in support of planned production of finished goods inventory as well as to support increased sales volumes in both manufactured and distributed cosmetic product lines. Prepaid expenses decreased from the end of 2010 by $57,000 primarily related to the advance payment on process oil at December 31, 2010.

We have no significant capital expenditures planned for 2011.

The Summit Financial Resources Agreement and Wells Fargo Agreement are expected to provide working capital which may be necessary to meet the needs of the Company over the next 12 months. The Company, in general, has high quality accounts receivable which may be sold pursuant to these agreements. The Summit Financial Agreement has a term of 18 months which expires September 1, 2012, while the Wells Fargo Agreement only expires upon cancellation by one or both parties.

As a result of the foregoing, we expect that our available cash, projected cash flows from operating activities, and borrowing available under the Summit Financial Agreement and the Wells Fargo Agreement (assuming no cancellation of such agreements) will fund our cash requirements for the 12 months ending June 30, 2012.

In our continual effort to improve our liquidity and our operating results, we continue to pursue the following steps: the sale or lease of all or a portion of our real estate which we have listed with a real estate firm, efforts to improve revenues, a further reduction in our fixed operating expense if needed, and potentially the addition of external financing. In October 2009 we entered into a long-term lease of the second floor of our five-story office building to an established subsidiary of an international company. In September 2010, we entered a two-year lease of an additional one-half of a floor in the same building. In June 2011, we consolidated all officers and employees onto a single floor of the office building so as to make the vacated space immediately available in the event additional tenants are secured.

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

Recent Events

The Compensation Committee of the Board of Directors has determined that there will be no salary increases and no bonus plan for any of the Company’s executive officers for 2012. Further, as previously disclosed by the Company, aggregate awards under the Company’s 2005 Stock Incentive Plan for executive officers and directors have been limited to awards exercisable for no more than 200,000 shares of common stock (whether exercised or unexercised), except to the extent that such limit already had been exceeded as May 18, 2011, and the exercise price for future awards to executive officers may not be less than the higher of (i) 120% of current market price on the date of grant or (ii) the average market price over the 30 trading days prior to the date of grant.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Not Applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2011, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 5. Other Information

(b) On July 19, 2011, the Company filed a Current Report on Form 8-K to report the adoption of amended and restated bylaws by the Board on July 13, 2011 (the “New Bylaws”). The New Bylaws amend and restate the Company’s former bylaws (the “Former Bylaws”) in their entirety. The New Bylaws have been revised to, among other things, reflect the current Colorado Business Corporations Act (the “Act”) and set forth requirements for the calling of special meetings by shareholders and the submission by shareholders of shareholder proposals or shareholder director nominations.

The following is a summary of certain provisions of the New Bylaws and is qualified entirely by reference to the New Bylaws included as an exhibit hereto:

Procedures Governing Shareholder Proposals to be Brought Before an Annual Meeting

The New Bylaws include procedures governing how a shareholder must submit proposals to be considered at an annual meeting of shareholders. The Former Bylaws did not include procedures for shareholder proposals. Section 2.13 was added to the New Bylaws to govern such proposals and is summarized below:

- A shareholder proposal will only be considered at an annual meeting of the shareholders if such proposal is properly brought before the meeting pursuant to Section 2.13 or if such proposal is properly made in accordance with Rule 14-8 under the Securities Exchange Act of 1934 (the “Exchange Act”) and included in the notice of meeting given by the Board.

- To bring a proposal before an annual meeting, a shareholder must (i) be a shareholder of record (and, with respect to any beneficial owner, if different, on whose behalf such business is proposed, only if such beneficial owner was the beneficial owner of shares of the Company) both at the time of giving the notice provided for in Section 2.13 and at the time of the meeting, (ii) be entitled to vote at the meeting, and (iii) comply with the requirements of Section 2.13 as to such business.

- For a proposal to be properly brought by a shareholder, the shareholder must (i) provide Timely Notice (as defined below) thereof in writing and in proper form to the Secretary of the Company at the principal office of the Company and (ii) provide any updates or supplements to such notice as required by Section 2.13. To be timely, a shareholder’s notice must be delivered to, or mailed and received at, the principal office of the Company not less than 120 days nor more than 150 days prior to the one-year anniversary of the preceding year’s annual meeting; provided, however, that if the date of the annual meeting is more than 30 days before or after such anniversary date, notice by the shareholder to be timely must be so delivered, or mailed and received, not later than the later of (i) 90 days prior to such annual meeting, or (ii) the date that is 10 days after the day on which public disclosure of the date of such annual meeting was first made (such notice within such time periods, “Timely Notice”).

- To be in proper form, a shareholder’s notice to the Secretary of the Company must set forth certain information as described in the New Bylaws regarding (i) the proposing shareholder, beneficial owner of the shares, if different from the shareholder, the shareholder’s affiliates and any person acting in concert with the shareholder (collectively, a “Proposing Person”), and (ii) any proxy arrangements, “synthetic equity interests,” “stock borrowing arrangements,” performance fees related to any increase or decrease in the price or value of the Company’s shares, other persons responsible for formulating or involved in the decision to bring the proposal before the meeting, and any other information relating to the Proposing Person that would be required to be disclosed in a proxy statement or other filing required to be made in connection with solicitations of proxies or consents by such Proposing Person in support of the business proposed to be brought before the meeting pursuant to Section 14(a) of the Exchange Act.

- Additionally, as to each item of business that the shareholder proposes to bring before the annual meeting, the shareholder’s notice must set forth: (i) a reasonably brief description of the business desired to be brought before the annual meeting, the reasons for conducting such business at the annual meeting and any material interest in such business of each Proposing Person, (ii) the text of the proposal or business (including the text of any resolutions proposed for consideration), and (iii) a reasonably detailed description of all agreements, arrangements and understandings (a) between or among any of the Proposing Persons or (b) between or among any Proposing Person and any other person or entity (including their names) in connection with the proposal of such business.

- The shareholder providing notice of a proposal to be brought before an annual meeting is responsible for further updating and supplementing the information previously provided to the Company in connection with the proposal so that the information provided or required to be provided is true and correct as of the record date of the annual meeting and through the date of the meeting or any adjournment or postponement thereof.

- No business may be brought by a shareholder before an annual meeting other than in compliance with Section 2.13.

Procedures Governing Shareholder Director Nominations

The New Bylaws include procedures governing how a shareholder may nominate a person for election to the Board at an annual or special meeting of shareholders. The Former Bylaws did not include procedures for shareholder director nominations. Section 2.14 was added to the New Bylaws to govern such nominations and is summarized below:

- To nominate a person for election to the Board at a meeting, a shareholder must (i) be a shareholder of record (and, with respect to any beneficial owner, if different, on whose behalf such nomination is made, only if such beneficial owner was the beneficial owner of shares of the Company) both at the time of giving the notice provided for in Section 2.14 and at the time of the meeting, (ii) be entitled to vote at the meeting, and (iii) comply with the requirements of Section 2.14 as to such nomination.

- For a shareholder to make any nomination of a person for election to the Board at an annual meeting, the shareholder must (i) provide Timely Notice (as defined above) thereof in writing and in proper form to the Secretary of the Company at the principal office of the Company and (ii) provide any updates or supplements to such notice as required by Section 2.14.

- To be in proper form, a shareholder’s notice to the Secretary of the Company must set forth certain information as described in the New Bylaws regarding (i) the nominating shareholder, beneficial owner of the shares, if different from the shareholder, the shareholder’s affiliates and any person acting in concert with the shareholder (collectively, a “Nominating Person”), and (ii) any proxy arrangements, “synthetic equity interests,” “stock borrowing arrangements,” performance fees related to any increase or decrease in the price or value of the Company’s shares, other persons responsible for formulating or involved in the decision to bring the proposal before the meeting, and any other information relating the Nominating Person that would be required to be disclosed in a proxy statement or other filing required to be made in connection with solicitations of proxies or consents by such Nominating Person in support of the election of directors in a contested election pursuant to Section 14(a) of the Exchange Act.

- Additionally, as to each person whom a Nominating Person proposes to nominate for election as a director, (i) all information with respect to such proposed nominee that would be required to be set forth in a shareholder’s notice pursuant to Section 2.14 if such proposed nominee were a Nominating Person, (ii) all information relating to such proposed nominee that is required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors in a contested election pursuant to Section 14(a) under the Exchange Act (including such proposed nominee’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected), (iii) a description of all direct and indirect compensation and other material monetary agreements, arrangements and understandings during the past three years, and any other material relationships, between or among any Nominating Person, on the one hand, and each proposed nominee, his or her respective affiliates and associates and any other persons with whom such proposed nominee (or any of his or her respective affiliates and associates) is acting in concert, on the other hand, including, without limitation, all information that would be required to be disclosed pursuant to Item 404 under Regulation S-K (or any successor regulations) if such Nominating Person were the “registrant” for purposes of such rule and the proposed nominee were a director or executive officer of such registrant, and (iv) a completed and signed questionnaire, representation and agreement as provided in Section 2.14.

- The Company may also require any proposed nominee to furnish such other information (i) as may reasonably be required by the Company to determine the eligibility of such proposed nominee to serve as an independent director of the Company in accordance with the Company’s corporate governance guidelines or (ii) that could be material to a reasonable shareholder’s understanding of the independence or lack of independence of such proposed nominee.

- Any nominee for election to the Board must meet certain qualification criteria. A proposed nominee must (i) be capable of demonstrating to the reasonable satisfaction of Board or a committee thereof, in its sole discretion, an understanding of basic financial statements, (ii) be over 21 years of age, (iii) have relevant business experience (taking into account the business experience of the other directors) and high moral character, in each case as determined by the Board or a committee thereof, in its sole discretion, and (iv) satisfy such other criteria for service on the Board as may be set forth from time to time by the Company.

- The shareholder providing notice of a nomination of a person for election to the Board is responsible for further updating and supplementing the information previously provided to the Company in connection with the proposal so that the information provided or required to be provided in such request or demand is true and correct as of the record date of the annual meeting and through the date of the meeting or any adjournment or postponement thereof.

- No person may be nominated by a shareholder for election to the Board unless nominated in accordance with Section 2.14.

Procedures Governing Shareholder Requests for Special Meetings

- The New Bylaws revise the procedures governing shareholder requests for special meetings of shareholders. Consistent with the Act, the New Bylaws provide that a special meeting may be requested by a shareholder or group of shareholders holding, in aggregate, at least 10 percent of all the votes entitled to be cast on an issue proposed to be considered at the meeting. Such shareholder(s) must comply with the procedural requirements of Section 2.15 to properly request a special meeting of the shareholders:

- Prior to requesting a special meeting of the shareholders, the shareholder must submit a request in writing that the Board fix a record date for the purposes of determining the shareholders entitled to request that the Company call such a meeting. Such a request to fix a record date must include certain information regarding (i) the shareholder and other persons making the request (ii) relationships and potential conflicts of interest between the requesting persons, the Company, other shareholders and other persons, (iii) and the purpose or purposes for which the special meeting will be requested.

- Within 30 days of receiving a request to fix a record date in compliance with Section 2.15, the Board may adopt a resolution fixing a record date for the purpose of determining the shareholders entitled to request that the Company call a special meeting of the shareholders. However, no record date will be fixed if the Board determines that the request for a special meeting that would otherwise be submitted following such record date could not comply with the requirements set forth in the New Bylaws regarding business that may be properly brought before a special meeting of the shareholders.

- To request a special meeting of the shareholders, shareholders of record as of the record date fixed pursuant to Section 2.15 who hold, in the aggregate, at least 10 percent of the voting power of the outstanding shares of the Company (the “Requisite Percentage”) must timely provide one or more demands to call such special meeting in writing and in proper form to the Secretary of the Company at the principal office of the Company. To be considered timely, such a demand must be delivered to, or mailed and received at, the principal office of the Company no later than the 70th day following the record date fixed pursuant to Section 2.15. To be in proper form, the demand must set forth (i) the business proposed to be conducted at the special meeting, (ii) the text of the proposal or business (including the text of any resolutions proposed for consideration), and (iii) with respect to any shareholder or shareholders submitting a demand to call a special meeting, the information required to be provided pursuant to Section 2.15 of a person or persons requesting the fixing of record date.

- The Secretary may reject and consider ineffective any demand to call a special meeting (i) that does not comply with this Section, (ii) that relates to an item of business to be transacted at such meeting that is not a proper subject for shareholder action under applicable law, (iii) that includes an item of business to be transacted at such meeting that did not appear on the written request that resulted in the determination of the record date (the “Current Record Date”) to determine the shareholders entitled to submit such written demand, (iv) that relates to an item of business (other than the election of directors) that is identical or substantially similar to an item of business (a “Similar Item”) for which a record date (other than the Current Record Date) was previously fixed and such demand is delivered between the time beginning on the day after such previous record date and ending on the one-year anniversary of such previous record date, (v) if a Similar Item will be submitted for shareholder approval at any shareholder meeting to be held on or before the date that is 120 days after the secretary receives such demand, or (vi) if a Similar Item has been presented at the most recent annual meeting or at any special meeting held within one year prior to receipt by the secretary of such demand to call a special meeting.

- If the Board receives a timely demand or demands to call a special meeting in proper form from a shareholder or shareholders holding the Requisite Percentage, the Board will duly call, and determine the time and place of, a special meeting of the shareholders for the purposes and to conduct the business specified in the demand or demands received by the Company. The Board may also submit its own proposals for consideration at such special meeting.

- The shareholder or shareholders who requested the fixing of record date pursuant to Section 2.15 or who demanded that the Company call a special meeting are responsible for further updating and supplementing the information previously provided to the Company in connection with the request or demand so that the information provided or required to be provided in such request or demand is true and correct as of the record date for the special meeting and through the date of the meeting or any adjournment or postponement thereof.

The Foregoing summary is not intended to be complete and is qualified in it entirety by reference to the full text of the New Bylaws, a copy of which is attached hereto and incorporated herein by reference.

Item 6. Exhibits

3.1	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on July 19, 2011.

10.1*	Amendment to 2005 Stock Incentive Plan, Effective May 18, 2011 (increasing the number of shares issuable under the plan).

10.2*	Amendment to 2005 Stock Incentive Plan, Effective May 18, 2011 (limiting the awards issuable to officers and directors), incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 24, 2011

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1**	Section 1350 Certification

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Management contract or compensatory plan or arrangement
**	Furnished, not filed.
***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SCOTT’S LIQUID GOLD-INC.

August 12, 2011	BY:	/s/ Mark E. Goldstein
Date		Mark E. Goldstein
President and Chief Executive Officer

August 12, 2011	BY:	/s/ Brian L. Boberick
Date		Brian L. Boberick
Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document

3.1	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on July 19, 2011.

10.1*	Amendment to 2005 Stock Incentive Plan, Effective May 18, 2011 (increasing the number of shares issuable under the plan).

10.2*	Amendment to 2005 Stock Incentive Plan, Effective May 18, 2011 (limiting the awards issuable to officers and directors), incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 24, 2011.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1**	Section 1350 Certification

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Management contract or compensatory plan or arrangement
**	Furnished, not filed.
***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.