Form 10-Q
period 2011-09-30
SCOTTS LIQUID GOLD INC
filed 2011-11-14
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

As of November 14, 2011, the Registrant had 10,898,500 of its $0.10 par value common stock outstanding.

SCOTT’S LIQUID GOLD-INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$4,071,400	$3,494,000	$11,936,600	$10,544,200
Operating costs and expenses:
Cost of sales	2,275,300	1,946,700	6,302,100	5,649,000
Advertising	82,300	78,600	330,700	321,500
Selling	1,103,000	1,017,700	3,261,300	3,076,800
General and administrative	601,000	609,200	1,813,700	1,827,100

	4,061,600	3,652,200	11,707,800	10,874,400

Income (loss) from operations	9,800	(158,200)	228,800	(330,200)
Rental and other income	39,700	30,600	121,700	97,900
Interest expense	(59,200)	(68,900)	(183,400)	(207,900)

	(9,700)	(196,500)	167,100	(440,200)
Income tax expense	—	—	—	—

Net income (loss)	$(9,700)	$(196,500)	$167,100	$(440,200)

Net income (loss) per common share (Note 2):
Basic	$0.00	$(0.02)	$0.02	$(0.04)

Diluted	$0.00	$(0.02)	$0.01	$(0.04)

Weighted average shares outstanding:
Basic	10,898,500	10,795,000	10,898,500	10,795,000

Diluted	10,898,500	10,795,000	12,207,750	10,795,000

See accompanying notes to consolidated financial statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2011	December 31, 2010

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$637,600	$480,700
Trade receivables, net of allowance of $62,000 and $61,300, respectively, for doubtful accounts	1,232,800	836,400
Inventories, net	2,323,800	1,681,500
Prepaid expenses	185,000	205,000

Total current assets	4,379,200	3,203,600
Property, plant and equipment, net	10,711,500	11,062,400
Other assets	73,400	91,000

TOTAL ASSETS	$15,164,100	$14,357,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Obligations collateralized by receivables	$785,500	$340,900
Accounts payable	1,406,000	983,300
Accrued payroll and benefits	686,100	583,100
Accrued property taxes	168,200	208,500
Other accrued expenses	130,300	231,900
Current maturities of long-term debt	338,100	330,200

Total current liabilities	3,514,200	2,677,900
Long-term debt, net of current maturities	3,449,700	3,704,100

TOTAL LIABILITIES	6,963,900	6,382,000
Shareholders’ equity:
Common stock; $.10 par value, authorized 50,000,000 shares; issued and outstanding 10,898,500 shares, and 10,898,500 shares, respectively	1,089,900	1,089,900
Capital in excess of par	5,431,200	5,373,100
Retained earnings	1,679,100	1,512,000

Shareholders’ equity	8,200,200	7,975,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,164,100	$14,357,000

See accompanying notes to consolidated financial statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$167,100	$(440,200)

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	374,400	385,500
Stock-based compensation	58,100	66,000
Gain on sale of securities	—	(300)
Changes in assets and liabilities:
Proceeds from sale of receivables	1,949,900	—
Trade receivables, net	(2,346,300)	10,900
Inventories	(642,300)	(262,800)
Prepaid expenses and other assets	20,000	48,400
Accounts payable and accrued expenses	383,800	463,300

Total adjustments to net income (loss)	(202,400)	711,000

Net Cash Provided (Used) by Operating Activities	(35,300)	270,800

Cash flows from investing activities:
Proceeds from sale of securities	—	4,300
Real estate brokerage costs	—	(41,200)
Purchase of property, plant & equipment	(5,900)	(1,500)

Net Cash Used by Investing Activities	(5,900)	(38,400)

Cash flows from financing activities:
Net proceeds (payments) on obligations collateralized by receivables	444,600	(21,900)
Principal payments on long-term borrowings	(246,500)	(238,600)

Net Cash Provided (Used) by Financing Activities	198,100	(260,500)

Net Increase (Decrease) in Cash and Cash Equivalents	156,900	(28,100)
Cash and Cash Equivalents, beginning of period	480,700	654,100

Cash and Cash Equivalents, end of period	$637,600	$626,000

Supplemental disclosures:
Cash paid during period for:
Interest	$183,800	$208,400

See accompanying notes to consolidated financial statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 1.	Summary of Significant Accounting Policies

(a)	Company Background

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

On November 3, 2008, we established a $1.2 million factoring line with an asset-based lender, Summit Financial Resources (“Summit” or “Lender”), and secured by accounts receivable, inventory, any lease in which we are a lessor, all investment property and guarantees by our active subsidiaries. On March 12, 2009 we entered into the First Amended and Restated Financing Agreement with the Lender and, subsequently, on March 16, 2011 (effective as of March 1, 2011) we entered into the Second Amended and Restated Financing

Agreement with the Lender (the “Summit Financial Agreement”). This most recent amendment, among other things, increased our factoring line from $1.2 million to $1.5 million and increased the advance rate from 70% to 85% of eligible receivables. Advances under the agreement bear interest at a rate of 1.5% over the prime rate (as published in the Wall Street Journal) for the accounts receivable portion of the advances and 4.0% over the prime rate for the inventory portion, if any, of the borrowings. Consequently, our interest cost adjusts with changes in the prime rate (3.25% as of September 30, 2011). In addition, there are administrative fees of 1.0% of the average monthly balance of outstanding advances on accounts receivable and 1.35% on the average monthly balance of outstanding advances on inventory. The administrative fee with respect to advances against accounts receivable is less costly than the collateral management fee under the previous agreement in which a 0.28% fee was charged on the face value of the receivable (rather than on the advance amount) for each 10-day period that an advance remained outstanding. The administrative fee with respect to advances on inventory is unchanged from the former collateral management fee relative to advances on inventory. The term of the Summit Financial Agreement is eighteen months (expiring September 1, 2012), renewable automatically for additional one-year terms unless either party provides written notice of non-renewal at least 60 days prior to the end of the current financing period. At September 30, 2011, approximately $714,500 of this credit line was available to the Company assuming sufficient levels of eligible receivables and inventory.

We follow Financial Accounting Standards Board (“FASB”) authoritative guidance as it relates to distinguishing between transfers of financial assets that are sales from transfers that are secured borrowings. Under this guidance the reporting of the sale of accounts receivable to Summit is treated as a secured borrowing rather than as a sale. As a result, affected accounts receivable are reported under Current Assets within the Company’s balance sheet as “Trade receivables” subject to reserves for doubtful accounts, returns and other allowances. Similarly, the net liability owing to Summit Financial Resources appears as “Obligations collateralized by receivables” within the Current Liabilities section of the Company’s balance sheet. Net Proceeds received from the sale of accounts receivable appear as cash provided or used by financing activities within the Company’s Consolidated Statements of Cash Flows.

On March 16, 2011, under a consent agreement from Summit, the Company entered into a financing agreement with Wells Fargo Bank (the “Wells Fargo Agreement”) for the purpose of further lowering the cost of borrowing associated with the financing of our accounts receivable. Pursuant to this agreement, the Company may sell receivables relating to our largest account at a discount to Wells Fargo; provided, however, that Wells Fargo may reject offers to purchase such receivables in its discretion. Under the Wells Fargo Agreement, the accounts receivable with our largest customer may be purchased by Wells Fargo at a cost to us equal to LIBOR plus 1.15% per annum, the LIBOR rate being dependent upon the days to maturity of the receivable sold, typically ranging from 102 to 105 days (the 104-day LIBOR rate as reported by Wells Fargo was 0.43% as of September 30, 2011). The Wells Fargo Agreement will continue unless terminated by either party upon 30 days written notice. Under this agreement, the Company sold $1,958,400 of invoices between March 16, 2011 and September 30, 2011 at a discount of $8,500.

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

Inventories were comprised of the following at:

	September 30, 2011	December 31, 2010
Finished goods	$1,058,300	$877,100
Raw materials	1,517,000	1,095,600
Inventory reserve for obsolescence	(251,500)	(291,200)

	$2,323,800	$1,681,500

(h)	Property, Plant and Equipment

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

The recorded amounts for cash and cash equivalents, receivables, other current assets, and obligations collateralized by receivables, accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. Our long-term debt bears interest at a fixed rate that adjusts annually on the anniversary date to a then prime rate. The carrying value of long-term debt approximates fair value as of September 30, 2011 and December 31, 2010.

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

As of December 31, 2010, due to changes in the real estate market in Denver, Colorado and the continuing economic downturn, we conducted an evaluation into fair value impairment with regard to our property, plant and equipment with particular attention to our land and buildings (“facilities”), which have an original cost of $17,485,800 and a depreciated book value at December 31, 2010 of approximately $10,423,800. For the facilities, we performed an evaluation utilizing an income capitalization model employing rental, vacancy and capitalization rates obtained from independent market data relative to our area of the Denver market as well as the actual rental rate in effect in the current lease of a portion of our office space. This evaluation returned a range of fair value estimates in excess of (a) the carrying value of the facilities and (b) the current listing price for the facilities. We currently have the facilities listed for sale at the price of $11,500,000 for the improved property plus an unstated amount for an unimproved, adjacent 5.5 acre parcel of land with a value estimated by us at $1,200,000. Based upon our evaluation, we found there to be no impairment in the carrying values of our long-lived assets at December 31, 2010 and there have been no events or changes in circumstances that indicate the fair value of the facilities has declined in the nine months ended September 30, 2011; however, the valuation of our facilities can be affected by future events including the commercial real estate market in which our facilities are located.

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

Revenue is recognized when an arrangement exists to sell our product, we have delivered such product in accordance with that arrangement, the sales price is determinable, and collectability is probable. Reserves for estimated market development support, pricing allowances and returns are provided in the period of sale as a reduction of revenue. Reserves for returns and allowances are recorded as a reduction of revenue, and are maintained at a level that management believes is appropriate to account for amounts applicable to existing sales. Reserves for coupons and certain other promotional activities are recorded as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the sales incentive is offered. At September 30, 2011 and December 31, 2010 approximately $244,000 and $303,000, respectively, had been reserved as a reduction of accounts receivable, and approximately $24,000 and $73,000, respectively, had been accrued as current liabilities. Co-op advertising, marketing funds, slotting fees and coupons are deducted from gross sales and totaled $855,700 and $848,300 in the nine months ended September 30, 2011 and 2010, respectively.

(m)	Advertising Costs

Advertising costs are expensed as incurred.

(n)	Stock-based Compensation

Our Board of Directors adopted an amendment to the 2005 Stock Incentive Plan in May 2011 to: (1) limit the aggregate awards to any director or executive officer, both exercised since January 1, 1999 and unexercised, to awards exercisable for no more than 200,000 shares of common stock, except to the extent that such limit has already been exceeded as of the date of the amendment; and (2)require that the minimum exercise price for new awards be not less than the higher of (i) 120% of current market price on the date of grant; or (ii) the average of market price over the prior 30 trading days.

During the first nine months of 2011, we granted 30,000 options for shares of our common stock to a non-employee director at $0.37 per share. During the first nine months of 2010, we granted 699,000 options for shares of our common stock to four officers, four non-employee directors and twenty-one employees at $0.22 to $0.30 per share. The options, which vest ratably over 48 months, or upon a change in control, and which expire after five years, were granted at or above the market value as of the date of grant.

The weighted average fair market value of the options granted in the first nine months of 2011 and 2010 were estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

	September 30, 2011	September 30, 2010
Expected life of options (using the “simplified” method)	4.5 years	4.5 years
Risk-free interest rate	0.9%	1.5%
Expected volatility of stock	98%	87%-121%
Expected dividend rate	None	None

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) under authoritative guidance issued by the FASB was $58,100 in the nine months ended September 30, 2011. Approximately $126,500 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next 47 months. In accordance with this same authoritative guidance, there was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible. With respect to the non-cash expense associated with the options granted to the non-employee directors, no tax benefit was recognized due to the existence of as yet unutilized net operating losses. At such time as these operating losses have been utilized and a tax benefit is realized from the issuance of non-qualified stock options, a corresponding tax benefit may be recognized.

(o)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out and nominal outside warehousing costs as a component of selling expense on the accompanying Consolidated Statement of Operations. Shipping and handling costs totaled $1,085,800 and $947,600, for the nine months ended September 30, 2011 and 2010, respectively.

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

Per share data was determined by using the weighted average number of common shares outstanding. Potentially dilutive securities, including stock options, are considered only for diluted earnings per share, unless considered anti-dilutive. The potentially dilutive securities are comprised of outstanding stock options of 1,963,550 at September 30, 2011. Potentially dilutive securities at September 30, 2010 comprised of outstanding stock options of 1,932,650 were excluded from the computation of weighted average shares outstanding due to their anti-dilutive effect.

A reconciliation of the weighted average number of common shares outstanding for the three and nine months ended September 30, 2011 and 2010, respectively, follows:

	2011
	Three Months	Nine Months
Common shares outstanding beginning of period	10,898,500	10,898,500
Stock issued to ESOP	—	—
Stock options exercised	—	—

Weighted average number of common shares outstanding	10,898,500	10,898,500
Dilutive effect of common share equivalents	—	1,309,250

Diluted weighted average number of common shares outstanding	10,898,500	12,207,750

	2010
	Three Months	Nine Months
Common shares outstanding beginning of period	10,795,000	10,795,000
Stock issued to ESOP	—	—
Stock options exercised	—	—

Weighted average number of common shares outstanding	10,795,000	10,795,000
Dilutive effect of common share equivalents	—	—

Diluted weighted average number of common shares outstanding	10,795,000	10,795,000

At September 30, 2011, there were 50,000,000 authorized shares of our $.10 par value common stock and 20,000,000 authorized shares of preferred stock issuable in one or more series. None of the preferred stock was issued or outstanding at September 30, 2011.

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

The following provides information on our segments for the three and nine months ended September 30:

	Three Months ended September 30,
	2011		2010
	Household Products	Skin Care Products	Household Products	Skin Care Products

Net sales to external customers	$1,399,500	$2,671,900	$1,672,600	$1,821,400

Net income (loss)	$(182,900)	$173,200	$(22,700)	$(173,800)

Identifiable assets	$2,631,200	$4,475,300	$2,755,700	$3,989,600

	Nine Months ended September 30,
	2011		2010
	Household Products	Skin Care Products	Household Products	Skin Care Products

Net sales to external customers	$4,497,500	$7,439,100	$5,415,400	$5,128,800

Net income (loss)	$(393,600)	$560,700	$100	$(440,300)

Identifiable assets	$2,631,200	$4,475,300	$2,755,700	$3,989,600

The following is a reconciliation of segment information to consolidated information for the three and nine months ended September 30:

	Three Months ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010
Net sales to external customers	$4,071,400	$3,494,000	$11,936,600	$10,544,200

Net income (loss)	$(9,700)	$(196,500)	$167,100	$(440,200)

Identifiable assets	$7,106,500	$6,745,300	$7,106,500	$6,745,300
Corporate assets	8,057,600	8,149,300	8,057,600	8,149,300

Consolidated total assets	$15,164,100	$14,894,300	$15,164,100	$14,894,300

Corporate assets noted above are comprised primarily of our cash and investments, and property and equipment not directly associated with the manufacturing, warehousing, shipping and receiving activities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our net income was $167,100 in the first nine months of 2011 versus a net loss of $440,200 in the same period of 2010. The $607,300 improvement in our operating results reflects the combination of increased sales ($11,936,600 in 2011 versus $10,544,200 in 2010) and an improvement in gross margins for our cosmetics and distributed products offset somewhat by an increase in operating expenses as detailed below.

Summary of Results as a Percentage of Net Sales

	Year Ended December 31, 2010	Nine Months Ended September 30,
		2011	2010
Net sales
Scott’s Liquid Gold household products	48.9%	37.7%	51.4%
Neoteric Cosmetics	51.1%	62.3%	48.6%

Total Net Sales	100.0%	100.0%	100.0%
Cost of Sales	53.9%	52.8%	53.6%

Gross profit	46.1%	47.2%	46.4%
Other revenue	1.0%	1.0%	0.9%

	47.1%	48.2%	47.3%

Operating expenses	48.6%	45.3%	49.5%
Interest expense	1.9%	1.5%	2.0%

	50.5%	46.8%	51.5%

Income (loss) before income taxes	(3.4%)	1.4%	(4.2%)

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

Nine Months Ended September 30, 2011

Compared to Nine Months Ended September 30, 2010

Comparative Net Sales

	Nine Months Ended September 30,		Percentage Increase
	2011	2010	(Decrease)
Scott’s Liquid Gold and other household products	$4,155,200	$5,050,200	(17.7%)
Touch of Scent	342,300	365,200	(6.3%)

Total household products	4,497,500	5,415,400	(16.9%)

Alpha Hydrox and other skin care	2,936,600	2,627,000	11.8%
Montagne Jeunesse and other distributed skin care	4,502,500	2,501,800	80.0%

Total skin care products	7,439,100	5,128,800	45.0%

Total Net Sales	$11,936,600	$10,544,200	13.2%

Consolidated net sales for the first nine months of the current year were $11,936,600 versus $10,544,200 for the first nine months of 2010, an increase of $1,392,400. Average selling prices for the first nine months of 2011 were down by $14,000 over the same period of 2010 with household products being up by $98,800, while average selling prices of skin care products were down by $112,800. The increase in the selling prices of household products primarily reflects greater couponing efforts in 2010 intended to support retailer sell-through of these products. Such couponing efforts in 2011 were redirected toward our effort to expand distribution of those skin care products which we manufacture contributing to the decrease in selling prices of skin care products. Co-op advertising, marketing funds, slotting fees, and coupons paid to retailers are deducted from gross sales, and totaled $855,700 in the first nine months of 2011 versus $848,300 in the same period in 2010, an increase of $7,400 or 0.9%. This increase consisted of an increase in co-op advertising funds of $12,000, an increase in coupon expense of $59,000, and a decrease in slotting fee expenses of $63,600.

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

From January 1, 2008 through September 30, 2011, our product returns (as a percentage of gross revenue) have averaged as follows: household products 0.6%, Montagne Jeunesse and other distributed products 1.7%, and our Alpha Hydrox and other skin care products 1.3%. The level of returns as a percentage of gross revenue for the household products and Montagne Jeunesse and other distributed products have remained fairly constant as a percentage of sales over that period while the Alpha Hydrox and other skin care products return levels have fluctuated. The products returned in the nine months ended September 30, 2011 (indicated as a percentage of gross revenues) were: household products 0.1%, Montagne Jeunesse and other distributed products 0.1%, and our Alpha Hydrox and other skin care products 0.2%. We review our reserve for returns quarterly and we regularly face the risk that the existing conditions related to product returns will change.

During the first nine months of 2011, net sales of skin care products accounted for 62.3% of consolidated net sales compared to 48.6% for the same period of 2010. Net sales of these products for that period were $7,439,100 in 2011 compared to $5,128,800 in 2010, an increase of $2,310,300 or 45.0%. Our increase in net sales of skin care was comprised of an increase of $2,000,700 in sales of products for which we act as a distributor and an increase of $309,600 in our manufactured skin care product lines.

Overall, net sales of our line-up of distributed products, including Montagne Jeunesse, totaled $4,502,500 in the first nine months of 2011 as compared to net sales of $2,501,800 in the same period of 2010, an increase of $2,000,700 or 80.0%. This rise in sales is the combined result of increased offerings of the Montagne Jeunesse products with our largest retail customer, increased sales with several other major customers including grocery, drug and mass merchandise and reductions in the level of marketing support in 2011 compared to the prior year.

Similarly, net sales of our Alpha Hydrox and other manufactured skin care products rose $309,600, or 11.8%, from $2,627,000 in the first nine months of 2010 to $2,936,600 for the same period of 2011. This sales increase was attributable primarily to the return of our products to the shelves of a major drugstore chain.

Sales of household products for the first nine months of 2011 accounted for 37.7% of consolidated net sales compared to 51.4% for the same period in 2010. These products are comprised of Scott’s Liquid Gold wood care products, Mold Control 500, Clean Screen, and Touch of Scent. During the nine months ended September 30, 2011 sales of household products were $4,497,500 as compared to $5,415,400 for the same period in 2010, a decrease of $917,900, or 17.0%. Sales decreased in 2011 versus 2010 across all major lines led by Scott’s Liquid Gold products (which includes Clean Screen) in which sales declined $818,700 or 16.6%, followed by declines in sales of Mold Control 500 of $76,300 or 68.9%, and Touch of Scent of $22,900 or 6.3%. The decrease in sales of Scott’s Liquid Gold products is attributable primarily to the continuing economic slowdown in the United States. In addition, Mold Control 500 was discontinued by our largest retail customer for that product. Sales of our “Clean Screen” products, a surface cleaner for sensitive electronics including HDTV screens, computer monitors and other such devices first introduced in 2009, were approximately $602,000 in the first nine months of 2011 as compared to $688,000 for the same period of 2010, a decline of $86,000 or 12.5%, reflecting discontinuation by our largest customer partially mitigated by new placement with several other customers.

As sales of a consumer product decline, there is the risk that retail stores will stop carrying the product. The loss of any significant customer for any household or skin care products could have a significant adverse impact on our revenues and operating results.

We also believe that the introduction of successful new products, including line extensions of existing products using our brand names “Scott’s Liquid Gold” or “Neoteric”, are important in our efforts to maintain or grow our revenue. In the second quarter of 2009, we introduced “Clean Screen”, a new household product under the Scott’s Liquid Gold brand; in the fourth quarter of 2009 we introduced Batiste dry shampoo for distribution in the United States; and in the second quarter of 2011 we began shipping our latest product – Neoteric Diabetic Shampoo. We regularly review possible additional products to sell through distribution agreements or to manufacture ourselves. To the extent that we manufacture a new product rather than purchase it from external parties, we are also benefited by the use of existing capacity in our facilities. The actual introduction of additional products, the timing of any additional introductions and any revenues realized from new products is uncertain.

On a consolidated basis, cost of goods sold was $6,302,100 during the first nine months of 2011 compared to $5,649,000 for the same period of 2010, an increase of $653,100 or 11.6%, against a sales increase of 13.2%. As a percentage of consolidated net sales, cost of goods sold was 52.8% in 2011 versus 53.6% in 2010, a decrease of about 1.5%. Efforts were made in 2010 employing discounts to mitigate the volume lost with the decision in 2009 to discontinue an unprofitable business relationship with a retail chain. Backing off these tactics late in 2010 served to lower cost in goods relative to sales in 2011. The resulting decrease in cost of sales in 2011 was offset in part by increases in petroleum-based raw materials (up nearly 36% from 2010 to 2011) as well as by reduced plant utilization.

Operating Expenses, Interest Expense and Other Income

	Nine Months Ended		Percentage
	September 30,		Increase
	2011	2010	(Decrease)
Operating Expenses
Advertising	$330,700	$321,500	2.9%
Selling	3,261,300	3,076,800	6.0%
General & Administrative	1,813,700	1,827,100	(0.7%)

Total operating expenses	$5,405,700	$5,225,400	3.5%

Rental and Other Income	$121,700	$97,900	24.3%

Interest Expense	$183,400	$207,900	(11.8%)

Operating expenses, comprised of advertising, selling and general and administrative expenses, increased by $180,300 or 3.5% in the first nine months of 2011, when compared to the same period of 2010. The various components of operating expenses are discussed below.

Advertising expenses for the first nine months of 2011 were $330,700 compared to $321,500 for the same period of 2010, an increase of $9,200 or 2.9%. As in prior quarters, we have limited advertising as part of our cost reduction efforts.

Selling expenses for the first nine months of 2011 were $3,261,300 compared to $3,076,800 for the same period of 2010, an increase of $184,500 or 6.0%. That increase was comprised of a rise in freight expenses of $139,800, resulting from the increase in sales, an increase in wages and benefits of $20,700 related to additional personnel to support marketing efforts, an increase in promotional selling expenses of $9,800, related to increased sales of Montagne Jeunesse displays and a net increase in other selling expenses, none of which by itself is significant, of $14,200.

General and administrative expenses for the first nine months of 2011 were $1,813,700 compared to $1,827,100 for the comparable period of 2010, a decrease of $13,400 or 0.7%.

Rental and other income for the first nine months of 2011 of $121,700 included $115,000 of net rental receipts and $3,900 in interest earned on our cash reserves as compared to $91,600 of net rental receipts and $6,300 in interest earned in the first nine months of 2010. The increase in rental income is the result of leasing of an additional one-half floor of our office building beginning in September 2010 as well as the scheduled escalation in a pre-existing lease.

Interest expense for the first nine months of 2011 was $183,400 and included $51,900 in collateral and/or administrative fees incurred relative to the sale of accounts receivable invoices to Summit Financial Resources. Interest expense for the first nine months of 2010 was $207,900 and included $75,600 in collateral management fees. The overall decrease in interest expense is the combined result of lower rates incorporated into the second amendment of the Summit agreement and the Wells Fargo agreement, both of which came into effect in March 2011.

Three Months Ended September 30, 2011

Compared to Three Months Ended September 30, 2010

Comparative Net Sales

	Three Months Ended		Percentage
	September 30,		Increase
	2011	2010	(Decrease)
Scott’s Liquid Gold and other household products	$1,283,600	$1,565,500	(18.0%)
Touch of Scent	115,900	107,100	8.2%

Total household products	1,399,500	1,672,600	(16.3%)

Alpha Hydrox and other skin care	1,046,000	800,100	30.7%
Montagne Jeunesse and other distributed skin care	1,625,900	1,021,300	59.2%

Total skin care products	2,671,900	1,821,400	46.7%

Total Net Sales	$4,071,400	$3,494,000	16.5%

Consolidated net sales for the third quarter of the current year were $4,071,400 versus $3,494,000 for the comparable quarter of 2010, an increase of $577,400 or 16.5%. Average selling prices for the third quarter of 2011 were down by $33,700 over the third quarter of 2010 with household products being down by $20,600 and average selling prices of skin care products down by $13,100. This decrease in selling prices of both household and skin care products reflects efforts to expand distribution of those products which we manufacture. Co-op advertising, marketing funds, slotting fees, and coupons paid to retailers are deducted from gross sales, and totaled $299,500 in the third quarter of 2011 versus $309,300 in the same quarter in 2010, a decrease of $9,800 or 3.2%. This decrease consisted of decreases in co-op marketing expense of $4,700 and in slotting fee expense of $30,800 offset somewhat by an increase in coupon expense of $25,700.

During the third quarter of 2011, net sales of skin care products accounted for 65.6% of consolidated net sales compared to 52.1% for the same quarter in 2010. Net sales of these products for that period were $2,671,900 in 2011 compared to $1,821,400 in 2010, an increase of $850,500 or 46.7%. Our increase in net sales of skin care products was comprised of an increase of $604,600 in sales of products for which we act as a distributor, as well as, an increase of $245,900 in our manufactured skin care product lines.

Overall, net sales of our line-up of distributed products, including Montagne Jeunesse, totaled $1,625,900 in the third quarter of 2011 as compared to net sales of $1,021,300 in the same period of 2010, an increase of $604,600 or 59.2%. This rise in sales is primarily the result of increased offerings of the Montagne Jeunesse products with our largest retail customer, the return of this product line to the shelves of a major drugstore chain, and the steady growth in sales of the Batiste dry shampoo at retail stores.

Additionally, net sales of our Alpha Hydrox and other manufactured skin care products increased $245,900, or 30.7%, from $800,100 in the third quarter of 2010 to $1,046,000 for the same period of 2011. This sales increase was primarily attributable to a major drugstore chain in which both our Alpha Hydrox products have returned to the shelves and through whom our Diabetic shampoo product is being introduced.

Sales of household products for the third quarter of 2011 accounted for 34.4% of consolidated net sales compared to 47.9% for the same period in 2010. These products are comprised of Scott’s Liquid Gold wood care products, Mold Control 500, Clean Screen, and Touch of Scent. During the quarter ended September 30, 2011 sales of household products were $1,399,500 as compared to $1,672,600 for the same period in 2010, a decrease of $273,100, or 16.3%. The continuing economic slowdown in the United States, direct product competition and discontinued distribution by a retail chain are the primary factors that resulted in a sales decline of our Scott’s Liquid Gold products (which includes Clean Screen) of $253,800 or 16.3% in the third quarter of 2011 when compared to the same period of 2010. Sales of our “Clean Screen” products, a surface cleaner for sensitive electronics including HDTV screens, computer monitors and other such devices first introduced in 2009, has slowed its sales pace in the third quarter of 2011 compared to 2010, off by $89,000 or 32.8% due primarily to lost placement as a result of competitive products entering the market. Mold Control 500 was discontinued by our largest retail customer for that product in the second quarter of 2010 and contributed to the decision in 2011 to no longer market this product with the intention of discontinuing the product entirely by the end of 2012. Sales of Mold Control 500 were $11,100 in the third quarter of 2011 as compared to $39,200 for the same period of 2010, a decrease of $28,100 or 71.7%. Sales were up by $8,800 or 8.2% in our Touch of Scent line in the third quarter of 2011 compared to 2010.

On a consolidated basis, cost of goods sold was $2,275,300 during the third quarter of 2011 compared to $1,946,700 for the same period of 2010, an increase of $328,600 or 16.9%, against a sales increase of 16.5% for these periods. As a percentage of consolidated net sales, cost of goods sold was 55.9% in 2011 versus 55.7% in 2010, an increase of about 0.4%. As discussed previously with respect to the nine month results, the cost of goods in 2011 has been unfavorably impacted by both a rise in the cost of petroleum-based raw materials and reduced plant utilization.

Operating Expenses, Interest Expense and Other Income

	Three Months Ended		Percentage
	September 30,		Increase
	2011	2010	(Decrease)
Operating Expenses
Advertising	$82,300	$78,600	4.7%
Selling	1,103,000	1,017,700	8.4%
General & Administrative	601,000	609,200	(1.3%)

Total operating expenses	$1,786,300	$1,705,500	4.7%

Rental and Other Income	$39,700	$30,600	29.7%

Interest Expense	$59,200	$68,900	(14.1%)

Operating expenses, comprised of advertising, selling and general and administrative expenses, increased $80,800 or 4.7% in the third quarter of 2011, when compared to the same period during 2010. The various components of operating expenses are discussed below.

Advertising expenses for the third quarter of 2011 were $82,300 compared to $78,600 for the comparable quarter of 2010, an increase of $3,700 or 4.7%. As in prior quarters, we continue to limit advertising as part of our cost reduction efforts.

Selling expenses for the third quarter of 2011 were $1,103,000 compared to $1,017,700 for the comparable three months of 2010, an increase of $85,300 or 8.4%. That increase was comprised of a rise in freight expenses of $51,900 resulting from the increase in sales, an increase in wages and benefits of $26,300 related to additional personnel to support marketing, market research costs of $11,400 and by a net decrease in other selling expenses, none of which by itself is significant, of $4,300.

General and administrative expenses for the third quarter of 2011 were $601,000 compared to $609,200 for the same period of 2010, a decrease of $8,200, or 1.3%.

Rental and other income for the third quarter of 2011 of $39,700 included $38,400 of net rental receipts and $1,300 in interest earned on our cash reserves as compared to $28,900 of net rental receipts and $1,700 in interest earned in the third quarter of 2010. The increase in rental income is the result of leasing of an additional one-half floor of our office building beginning in September 2010 as well as the scheduled escalation in a pre-existing lease.

Interest expense for the third quarter of 2011 was $59,200 and included $17,300 in collateral and/or administrative fees incurred relative to the sale of accounts receivable invoices to Summit Financial Resources. Interest expense for the third quarter of 2010 was $68,900 and included $25,400 in collateral management fees. The overall decrease in interest expense is the combined result of lower rates incorporated into the third amendment of the Summit agreement and the Wells Fargo agreement, both of which came into effect in March 2011.

Liquidity and Capital Resources

Citywide Loan

On June 28, 2006, we entered into a loan with a fifteen year amortization with Citywide Banks (the “Bank”) for $5,156,600 secured by the land, building and fixtures at our Denver, Colorado facilities. Interest on the bank loan (3.25% at September 30, 2011) is at the prime rate as published in The Wall Street Journal, adjusted annually each June. This loan requires 180 monthly payments of approximately $38,200. Monthly payments commenced on July 28, 2006. The loan agreement contains a number of covenants, including the requirement for maintaining a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1, the aforementioned ratios to be calculated in accordance with U.S. generally accepted accounting principles. We may not declare any dividends that would result in a violation of either of these covenants. Affirmative covenants in the loan agreement concern, among other things, compliance in all material respects with applicable laws and regulations and compliance with our agreements with other parties which materially affect our financial condition. Negative covenants require that we not do any of the following, among other things, without the consent of the Bank: Sell, lease or grant a security interest in assets; engage in any business activity substantially different than those in which we are presently engaged; sell assets out of the ordinary course of business; or purchase another entity or an interest in another entity. The foregoing requirements were met at the end of quarter ending September 30, 2011.

Financing Agreements

On November 3, 2008, effective as of October 31, 2008, we entered into a financing agreement with Summit Financial Resources, an “asset-based” lender, for the purpose of improving working capital. The Summit Financial Agreement, amended on March 12, 2009 and on March 16, 2011 (effective March 1, 2011) has a term that expires on September 1, 2012, and may be renewed for an additional 12 months unless either party elects to cancel in writing at least 60 days prior to the anniversary date. The Summit Financial Agreement provides for a factoring line up to $1.5 million and is secured primarily by accounts receivable, inventory, any lease in which we are a lessor, all investment property and guarantees by our active subsidiaries. Under the Summit Financial Agreement, the lender will make loans at our request and in the lender’s discretion (a) based on purchases of our Accounts by the lender, with recourse against us and an advance rate of 85% (or such other percentage determined by the lender in its discretion), and (b) based on Acceptable Inventory not to exceed certain amounts, including an aggregate maximum of $500,000. Advances under the agreement bear interest at a rate of 1.5% over the prime rate (as published in The Wall Street Journal) for the accounts receivable portion of the advances and 4.0% over the prime rate for the inventory portion of the borrowings. Consequently, our interest cost adjusts with changes in the prime rate (3.25% as of September 30, 2011). In addition there are administrative fees of 1.0% per month on the average monthly outstanding loan on the receivable portion of any advance and 1.35% per month on the average monthly outstanding loan on the inventory portion of any advance. The Summit Financial Agreement provides that neither we nor our active subsidiaries may engage in a change in control transaction without the prior written consent of the lender. Events of default include, but are not limited to, the failure to make a payment when due or a default occurring on any indebtedness of ours.

On March 16, 2011, under a consent agreement from Summit, the Company entered into a financing agreement with Wells Fargo Bank (the “Wells Fargo Agreement”) for the purpose of further lowering the cost of borrowing associated with the financing of our accounts receivable. Pursuant to this agreement, the Company may sell receivables relating to our largest account at a discount to Wells Fargo; provided, however, that Wells Fargo may reject offers to purchase such receivables in its discretion. Under the Wells Fargo Agreement, the accounts receivable with our largest customer may be purchased by Wells Fargo at a cost to us equal to LIBOR plus 1.15% per annum, the LIBOR rate being dependent upon the days to maturity of the receivable sold, typically ranging from 102 to 105 days (the 104-day LIBOR rate as reported by Wells Fargo was 0.43% as of September 30, 2011). The Wells Fargo Agreement will continue unless terminated by either party upon 30 days written notice.

Liquidity

During the first nine months of 2011, our working capital increased by $339,300 resulting in a current ratio (current assets divided by current liabilities) of 1.25:1 at September 30, 2011, compared to 1.20:1 at December 31, 2010. The increase in working capital is attributable primarily to net income of $167,100 coupled with the excess of depreciation expense over fixed asset additions as well as the outlay of cash relative to the reduction in outstanding long-term debt.

At September 30, 2011, trade and other receivables were $1,232,800 versus $836,400 at the end of 2010. Obligations collateralized by receivables, accounts payable, accrued payroll and other accrued expenses increased by $828,400 from the end of 2010 through September of 2011 corresponding with the increase and timing of purchases of inventory over that period. At September 30, 2011 inventories were $642,300 more than at December 31, 2010, in support of planned production of finished goods inventory as well as to support increased sales volumes in both manufactured and distributed cosmetic product lines. Prepaid expenses decreased from the end of 2010 by $20,000 primarily related to the advance payment on process oil at December 31, 2010.

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

As a result of the foregoing, we expect that our available cash, projected cash flows from operating activities, and borrowing available under the Summit Financial Agreement and the Wells Fargo Agreement (assuming no cancellation of such agreements) will fund our cash requirements for the 12 months ending September 30, 2012.

In our continual effort to improve our liquidity and our operating results, we continue to pursue the following steps: the sale or lease of all or a portion of our real estate which we have listed with a real estate firm, efforts to improve revenues, a further reduction in our fixed operating expense if needed, and potentially the addition of external financing. In October 2009 we entered into a long-term lease of the third floor of our five-story office building to an established subsidiary of an international company. In September 2010, we entered a two-year lease of an additional one-half of a floor in the same building. In June 2011, we consolidated all officers and employees onto a single floor of the office building so as to make the vacated space immediately available in the event additional tenants are secured.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2011, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 5.	Other Information

On August 19, 2011, the Company issued to Phil Neri a non-qualified option to acquire 30,000 shares of common stock previously approved as an inducement for joining the Company’s Board of Directors. The options vest ratably over 48 months, or upon a change in control, and expire after five years. The exercise price of $.37 per share for the award was determined as required under the 2005 Incentive Stock Plan, which requires a price of the higher of (i) 120% of current market price on the date of grant; or (ii) the average of market price over the prior 30 trading days.

Item 6.	Exhibits

3.1	Restated Articles of Incorporation, as amended and restated through May 1, 1996, incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-KSB for the year ended December 31, 2007.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on July 19, 2011.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1**	Section 1350 Certification

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Management contract or compensatory plan or arrangement
**	Furnished, not filed.
***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SCOTT’S LIQUID GOLD-INC.

November 14, 2011	BY:	/s/ Mark E. Goldstein
Date		Mark E. Goldstein
President and Chief Executive Officer

November 14, 2011	BY:	/s/ Brian L. Boberick
Date		Brian L. Boberick
Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document

3.1	Restated Articles of Incorporation, as amended and restated through May 1, 1996, incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-KSB for the year ended December 31, 2007.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on July 19, 2011.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1**	Section 1350 Certification

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Management contract or compensatory plan or arrangement
**	Furnished, not filed.
***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.