Form 10-K
period 2011-12-31
SCOTTS LIQUID GOLD INC
filed 2012-03-30
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.10 Par Value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    ☐   Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the issuer, assuming directors are affiliates, was $2,794,329 on June 30, 2011.

As of March 30, 2012, there were 10,937,000 shares of common stock, $0.10 par value per share, outstanding.

The following documents are incorporated by reference: The Registrant’s definitive Proxy Statement for the Annual Meeting of shareholders scheduled to be held on May 16, 2012, is incorporated by reference in Part III.

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This report may contain “forward-looking statements” within the meaning of U.S. federal securities laws. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and our performance inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of each of our significant products in the marketplace; the degree of success of any new product or product line introduction by us; competitive factors; any decrease in distribution of (i.e., retail stores carrying) our significant products; continuation of our distributorship agreements for Montagne Jeunesse skin care products and Batiste dry shampoos; the need for effective advertising of our products; limited resources available for such advertising; new competitive products and/or technological changes; dependence upon third party vendors and upon sales to major customers; changes in the regulation of our products, including applicable environmental regulations; continuing losses which could affect our liquidity; the loss of any executive officer; and other matters discussed in this Report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report.

PART I

ITEM 1.	BUSINESS

General

Scott’s Liquid Gold-Inc., a Colorado corporation, was incorporated on February 15, 1954. Through our wholly-owned subsidiaries, we develop, manufacture, market and sell quality household and skin and hair care products. Our most well-recognized product, Scott’s Liquid Gold® wood cleaner and preservative, has been sold in the United States for over 60 years. In addition, we are the exclusive distributor in the United States of Montagne Jeunesse skin sachets and Batiste dry shampoo manufactured by two other companies. In this Report, collectively, the terms “we”, “us” or “our” refers to Scott’s Liquid Gold-Inc. and our subsidiaries. Our business is divided into two operating segments, household products and skin and hair care products.

The following table sets forth the principal products in our household products segment.

Operating Segment	Key Products
Household	Scott’s Liquid Gold® Wood Cleaner and Preservative
Scott’s Liquid Gold® Wood Wash
Scott’s Liquid Gold® Dust ’N Go Wipes
Scott’s Liquid Gold® Clean Screen
Touch of Scent® Air Freshener

The following table sets forth the principal products in our skin and hair care products segment.

Operating Segment	Key Products
Skin and Hair Care	Alpha Hydrox® Skin Care Products
Neoteric Diabetic® Healing Cream
Neoteric Diabetic® Shampoo and Scalp Care
Neoteric Massage Oils
Montagne Jeunesse Face Masque Sachets
Montagne Jeunesse Body Care Sachets
Montagne Jeunesse Foot Care Sachets
Batiste Dry Shampoos

For information on our operating segments, please see Note 8, “Segment Information”, to our Consolidated Financial Statements in Item 8.

Strategy

We are focused on strategies that we believe are right for our long-term health and will deliver value to our shareholders. In order to achieve these objectives, we plan to generate continued growth of our existing brands and products, as well as the creation and/or acquisition of new brands and products. For 2012, we have established the following primary goals: (1) increase sales by strengthening and broadening consumer awareness of our products; (2) add additional products to the mix of products that one or more of our existing major customers already buy from us; (3) add at least one major retailer as a customer; (4) reduce operating costs and expenses; and (5) find tenant(s) to lease additional office and warehouse space from us.

Household Products

Scott’s Liquid Gold® wood cleaner and preservative has been our core product since our inception. It has been sold in the United States for over 60 years. Unlike a furniture polish, our product contains natural oils that penetrate the wood’s surface to clean, replace lost moisture, minimize the appearance of scratches and bring out the natural beauty of wood. In May 2004, we introduced an additional wood care product in a wipe form; and, in the second quarter of 2005 we introduced a wood wash product. Our Dust ’N Go pre-moistened cloth wipes are quick, easy and convenient dusting wipes for wood and numerous other surfaces. Our wood wash simply and safely cleans all types of wood surfaces.

During the second quarter of 2006 we introduced our mold remediation product “Mold Control 500”. Due to declining sales and distribution, this product will be discontinued after 2012. We attribute this decline to the following three primary factors: (1) generally lower actual consumer demand than anticipated; (2) the product is effective, but expensive; and (3) the product involves a delivery system considered by many not to be consumer friendly.

During the first quarter of 2009, we introduced “Clean Screen”, an affordable, simple and easy way for cleaning electronic screens, especially today’s new sensitive electronics. Clean Screen is a liquid formulated with a state-of-the-art water treatment technology that not only cleans away dirt, but also mineral deposits and other impurities. In 2010, we introduced Clean Screen in a wipe form and referred to it as “Little Clean Screen”.

Since 1982, we have sold Touch of Scent® air fresheners. Our air fresheners offer a unique dispenser with aerosol refills. It is quick, convenient and easy to use and fills your room with a wide assortment of beautiful fragrances.

Household products accounted for 38.0% of our consolidated net sales in 2011 and 48.9% in 2010. We continually evaluate possible new household products to be developed, manufactured and/or distributed by us.

Skin and Hair Care Products

In early 1992, we began to develop, manufacture, market and sell skin care products under the trade name of Alpha Hydrox®. These products include facial care products, a body lotion and a foot crème. Our Alpha Hydrox® skin care brand was one of the first to use alpha hydroxy acids (“AHAs”). Products containing AHAs gently slough off dead skin cells to promote a healthier, more youthful appearance and help to diminish fine lines and wrinkles.

Our first Neoteric Diabetic® product was a healing cream introduced in 2001 and a subsequent product was a shampoo and scalp care product introduced in 2011. Both of these products were developed to address the skin conditions of persons living with diabetes, caused by poor blood circulation, and which contain a patented oxygenated oil technology. Our healing cream is a therapeutic moisturizer that provides a clinically proven treatment for dry skin by increasing blood circulation and helping to speed the healing of minor scrapes and cuts. Our shampoo and scalp care product helps to soothe the discomfort of dryness, flaking and itching of the scalp while gently cleaning the hair.

Since 2001, we have been the exclusive distributor in the United States for face masque, body care and foot care sachets manufactured by Montagne Jeunesse. Montagne Jeunesse is based in the United Kingdom. Their sachet products are currently sold in over 70 countries. These masques are sold for single use in unique and attractive packages in a wide assortment of types and fragrances. A significant portion of our business consists of the sale of these sachet products. See “Manufacturing and Suppliers” in this Item 1 below for information on the terms of our agreement with Montagne Jeunesse.

In the fourth quarter of 2009, we became the exclusive distributor in the United States for Batiste dry shampoo with the exception of certain warehouse stores and governmental entities. Dry shampoo is a quick and convenient way to refresh hair between washes. Batiste was one of the innovators of dry shampoo. We believe that there is a large and fast growing market for dry shampoo. In that regard, Church & Dwight Co. Inc. acquired Batiste dry shampoo in 2011. We continue to be the exclusive distributor for the shampoo and we are currently negotiating a long-term agreement with Church & Dwight. Church & Dwight is a leading global consumer products company with such well-recognized brand names as Arm & Hammer, Oxiclean and Oraljel. As we are a relatively new distributor of Bastiste dry shampoo, it is not yet a significant part of our business.

Skin and hair care products accounted for 62.0% of our consolidated net sales in 2011 and 51.1% in 2010. We continually evaluate possible new skin and hair care products as well as other beauty care products to be developed, manufactured and/or distributed by us.

Marketing and Distribution

Our marketing efforts are conducted through three principal sets of activities: (1) trade promotions to support price features, displays and other merchandising of our products by our retail customers; (2) consumer incentives such as coupons and rebates; and (3) consumer marketing in print, social media and television advertising.

Our products in general are sold nationally, directly through our sales force and indirectly through independent brokers, to mass marketers, drugstores, supermarkets, hardware stores and other retail outlets and to wholesale distributors. In 2011 and 2010, Wal-Mart Stores, Inc. (“Wal-Mart”) accounted for approximately 33% and 36% of our sales of household products, respectively. With regard to our skin and hair care products, Wal-Mart accounted for approximately 18% and 16% of sales in 2011 and 2010, respectively. Wal-Mart accounted for approximately 24% and 26% of the combined sales of household products and skin and hair care products in 2011 and 2010, respectively. In 2011 and 2010, Walgreens accounted for approximately 17% and 14.6%, respectively, of our sales of skin and hair care products. During 2011 and 2010, we did not sell household products to Walgreen’s. However, Walgreen’s accounted for approximately 11% and 8% in 2011 and 2010, respectively, of our combined sales of household and skin and hair care products. As is typical in our industry, we do not have a long-term contract with either Wal-Mart or Walgreens or any other retail customer.

We also use our Scott’s Liquid Gold and Neoteric Cosmetics websites for sales of our products directly to consumers. Such sales are approximately 8% of total sales in both 2011 and 2010. Our sales to unaffiliated “e-tailers” in 2011 were up about 7% from 2010.

Our household and skin and hair care products are available in limited distribution in Canada and other foreign countries. Please see Note 8, “Segment Information”, to our Consolidated Financial Statements in Item 8 for information regarding our sales in foreign countries. Currently, foreign sales are made to distributors who are responsible for the marketing of the products, and we are paid for these products in United States currency.

From time to time, our customers return products to us. For our household products, we permit returns only for a limited time. With regard to our skin and hair care products, returns are more frequent under an unwritten industry standard that permits returns for a variety of reasons. In the event a skin and hair care customer requests a return of a product, we will consider the request, and may grant such request in order to maintain or enhance our relationship with the customer, even in the absence of an enforceable right of the customer to do so. Typically, customers that return products to us take a credit on our invoice equal to the original sale price plus a handling charge ranging from 8-10% of the original sales price.

Manufacturing and Suppliers

We own and operate our manufacturing facilities and equipment. We manufacture all of our products with the exception of the following products: (1) those products for which we act as a distributor; (2) our Scott’s Liquid Gold® Dust ’N Go wipes; and (3) our Little Clean Screen product. We also manufacture the plastic over-caps for our household products in addition to a plastic dispensing unit for our Touch of Scent® air fresheners. For all of our products, we must maintain sufficient inventories to ship most orders as they are received.

Quality control is enforced at all stages of production, as well as upon the receipt of raw materials from suppliers. Raw materials are purchased from a number of suppliers and, at the present time, are readily available. Our sole supply for the oxygenated oil used in our Neoteric Diabetic® skin care products is a French company with which we have a non-exclusive supply agreement. We believe that we have good relationships with all of our suppliers.

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

In 2001, we commenced purchases of skin care sachets from Montagne Jeunesse under a distributorship agreement covering the United States. On May 4, 2005, our wholly-owned subsidiary, Neoteric Cosmetics, Inc. (“Neoteric”), entered into a new distribution agreement with Montagne Jeunesse. Pursuant to this new agreement, Neoteric is the exclusive distributor to market and sell Montagne Jeunesse’s skin care sachets in the United States. The initial term was for 18 months, but the agreement continues until it is terminated by either party giving to the other party no less than three or six months’ written notice of termination, depending on the reason for termination. To date, neither party has provided such notice. As a practical matter, we believe that the continuation of the distribution agreement is dependent on maintaining our good relationship with Montagne Jeunesse.

Under the terms of the agreement, Neoteric agreed, among other things: (1) not to distribute during the duration of the agreement and for 36 months thereafter any goods of the same description as and which compete with the Montagne Jeunesse products; (2) to use our best endeavors to develop, promote and sell the products in the United States and to expand the sale of the products to all potential purchasers by all reasonable and proper means; (3) to purchase certain core products; and (4) to maintain an inventory of the products for our own account for sale of these products throughout the United States. Montagne Jeunesse agreed to use all reasonable endeavors to meet all of our orders for the products to the extent that such orders do not exceed the forecast that we provide them periodically for each type of product. We purchase the products for the published list prices as established by Montagne Jeunesse from time to time with the provision that they are required to give us three months prior written notice of any changes in the published list prices. Neither party may assign or transfer any rights or obligations under the agreement or subcontract the performance of any obligation.

The agreement may be terminated for a material breach if the breaching party has failed to remedy the breach within 30 days after receipt of notice in writing and for certain other events. Montagne Jeunesse may terminate the agreement if: (1) Neoteric changes its organization or methods of business in a way viewed by Montagne Jeunesse as less effective or (2) there is a change in control of Neoteric.

Competition

Our business is highly competitive in both household and skin and hair care products. We compete in both categories primarily on the basis of quality and the distinguishing characteristics of our products.

The wood care, air freshener, and clean screen product categories are dominated by three to five companies significantly larger than us and each of these competitors produces several competing products. Irrespective of the foregoing, we maintain a visible position in the wood care category, but do not have sufficient information to make an accurate representation as to the market share of our products.

The skin and hair care category is also highly competitive. Several competitors are significantly larger than us and each of these competitors produces several competing products. Some of these companies also manufacture products with AHAs with which our Alpha Hydrox® products must compete. Because of the number of varied products produced by our competitors, we cannot make an accurate representation as to the market share of our skin and hair care products.

Regulation

We are subject to various federal, state and local laws and regulations that pertain to the type of consumer products that we manufacture and sell. Many chemicals used in consumer products, some of which are used in several of our product formulations, have come under scrutiny by various state governments and the Federal government. These chemicals are called volatile organic compounds (“VOC’s”), which contribute to the formation of ground level ozone. Many states as well as the Federal government have passed regulations that limit the amount of VOC’s allowed in various categories of consumer products. All of our products currently meet the most stringent VOC regulations and may be sold throughout the United States. Any new or revised VOC regulations developed by various states or the Federal government may apply to our products and could potentially require reformulation of those products in the future. Limitation of VOC content in consumer products by both state and Federal governments will continue to be part of regulatory efforts to achieve compliance with clean air regulations. We continue to monitor all environmental regulatory activities and believe that we have done all that is necessary to satisfy the current requirements of the Federal Clean Air Act and the laws of various state governments.

Many of our skin care products, most of which contain AHAs, are considered cosmetics within the definition of the Federal Food Drug and Cosmetic Act (the “FFDCA”). The FFDCA defines cosmetics as products intended for cleansing, beautifying, promoting attractiveness or altering the appearance without affecting the body’s structure or functions. Our cosmetic products are subject to the regulations under the FFDCA and the Fair Packaging and Labeling Act (the “FPLA”). The relevant laws and regulations are enforced by the U.S. Food and Drug Administration (the “FDA”). Such laws and regulations govern the ingredients and labeling of cosmetic products and set forth good manufacturing practices for companies to follow. Although FDA regulations require that the safety of a cosmetic ingredient be substantiated prior to marketing, there is no requirement that a company submit the results of any testing performed or any other data or information with respect to any ingredient to the FDA.

In July 1997, because of questions raised earlier by the FDA and as requested by the FDA, the Cosmetic Ingredient Review Expert Panel sponsored by the cosmetic industry issued a report concerning the safety of AHAs. The final report, among other things, concluded that glycolic acid (the type of AHA that we currently use) is safe for use at concentrations of up to 10%, with a pH level of no less than 3.5 and when directions for use include the daily use of sun protection. In January 2005, the FDA issued final guidance to the effect that products containing AHA should alert users that those products may increase skin sensitivity to sun and possible sunburn and the steps to avoid such consequences. All of our labeling reflects this guidance.

Since 2003, the FDA’s National Center for Toxicological Research has been investigating the effect of long term exposure to AHAs. Further, on December 31, 2003, the FDA published a call for data on certain ingredients in various products, including AHAs that are part of wrinkle remover products. Manufacturers were asked to submit any data supporting the reclassification of these cosmetic products as over-the-counter drugs. On October 27, 2008, FDA published a set of Q&A’s that dealt with both issues. With respect to the drug/cosmetic issue, the FDA restated its traditional position that certain AHA products intended for therapeutic use, such as acne treatments or skin lighteners, are considered drugs. Other AHA products, including those marketed by us, are considered cosmetics. The Q&A also reported on the results of two studies on the issue of skin damage caused by UV rays, and the potential photocarcinogenicity of AHA products. The studies concluded that applying AHA products to the skin resulted in increasing UV sensitivity, but that the effect was completely reversible. In addition another study on potential photocarcinogenesis found that AHA products had no effect on the process. Accordingly, we lawfully market our products as cosmetics, and our labeling fully complies with the FDA’s guidance.

Our advertising is subject to regulation under the Federal Trade Commission Act and related regulations, which prohibit the false and misleading claims in advertising. We believe that all of our labeling and promotional materials comply with these regulations.

Employees

We employ 64 persons of which 32 work in plant and production related functions and 32 work in administrative, sales and advertising functions. No contracts exist between us and any union. We monitor wage and salary rates in the Rocky Mountain area and pursue a policy of providing competitive compensation to our employees. The compensation of our executive officers is under the review of the Compensation Committee of our Board of Directors. Fringe benefits for our employees include medical, vision and dental plans, short-term disability, life insurance, a 401(k) plan with matching contributions for employees earning $35,000 or less per annum, an employee stock ownership (ESOP) plan and a profit sharing plan. We consider our employee relations to be satisfactory with the average tenure of our employees to be approximately 15 years.

Patents and Trademarks

At present, we own one patent covering an ingredient used in some of our skin care products. Additionally, we actively use our registered trademarks for Scott’s Liquid Gold®, Touch of Scent®, Alpha Hydrox® and Neoteric® in the United States and have registered trademarks in a number of additional countries. Our registered trademarks and pending trademark applications concern names and logos relating to our products as well as the design of boxes for certain of our products.

Available Information and Code of Ethics

We will make available free of charge through the website http://www.businesswire.com/cnn/slgd.htm, this annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission (the “SEC”). These reports are also available through a link on our website. We will provide upon request (see below for instructions) and at no charge electronic or paper copies of these filings with the SEC (excluding exhibits).

We will also provide to any person without charge, upon request (see below for instructions), a copy of our code of business conduct and ethics.

A request for our reports filed with the SEC or our code of business conduct and ethics may be made to: Corporate Secretary, Scott’s Liquid Gold-Inc., 4880 Havana Street, Denver, Colorado 80239.

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

We have experienced significant losses over an extended number of years. These losses result primarily from declining sales of our skin care products and our primary household products. Maintaining or increasing our revenues is uncertain and involves a number of factors including consumer acceptance of our products, distribution of our products and other matters described below.

Our cash flow is dependent upon operating cash flow, available cash and available funds under our financing agreements with Summit Financial Resources, L.P. (“Summit”) and Wells Fargo Bank, National Associations (“Wells Fargo”).

Because we are dependent on our operating cash flow, any loss of a significant customer, any further decreases in the distribution of our skin and hair care or household products, new competitive products affecting sales levels of our products or any significant expense not included in our internal budget could result in the need to raise cash. Our financing agreement with Summit was amended effective March 1, 2011 for an initial financing period of 18 months through September 1, 2012. The agreement automatically renews for successive one-year periods unless either party provides written notice of non-renewal at least 60 days prior to the end of a period. In conjunction with the amendment of our agreement with Summit, we entered into an agreement to sell the receivables of our largest customer to Wells Fargo. Except for these agreements and the mortgage on our real property, we have no arrangements for any external financing of debt or equity, and we are not certain any such financing would be available on acceptable terms. In order to improve our operating cash flow, we need to achieve profitability, and/or further reduce our costs.

Lease of our office, warehouse and manufacturing buildings is uncertain.

We are continuing with our efforts to lease certain parts of our office, warehouse and manufacturing buildings. The purpose of any leases would be to provide additional cash flow for operations and/or to service the mortgage on our real property. In 2010, we reported entering into leases with two parties for one and one-half floors of our office building. In December of 2011, a tenant of one-half of one floor vacated the space due to financial difficulties. We continue to have a material amount of unused space in our office, warehouse and manufacturing buildings.

As an owner and lessor of real property, we are subject to all of the risks generally related to ownership and leasing of such property. These risks include, but are not limited to, changes in general or local economic conditions and changes in interest rates which may render the sale, lease or financing of real property difficult or unattractive and which may make debt service burdensome, changes in real estate and zoning laws, disputes with tenants, diversion of our attention from our primary business, increases in real estate taxes, federal or local economic or rent controls, environmental liabilities, floods, earthquakes, hurricanes and other acts of God, and other factors beyond our control. The illiquidity of our real property holdings may also impair our ability to respond promptly to changing circumstances.

Current economic conditions may materially and adversely impact our business.

The turmoil in the investment market of the United States, the tightening of credit and relatively high level of unemployment in the United States have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and possibly a reduction in business activity generally. A continuation of these conditions could have, among other things, the following potential negative effects: (1) a reduction in spending of consumers in general including in the area of household products and skin and hair care products, which could reduce our sales; (2) the potential increase in bad debts or reserve for bad debts affecting our financial condition or cash flow; and (3) exposure to any increased interest expense to the extent that any financing or refinancing could be at costs higher than our existing debt.

Sales of our existing products are affected by changing consumer preferences.

Our primary market is retail stores in the United States which sell to consumers or end users in the mass market. Consumer preferences can change rapidly and are affected by new competitive products. This situation is true for both skin and hair care and household products and has affected our products. For example, we believe that our Alpha Hydrox® products with AHAs are effective in helping to diminish fine lines and wrinkles, but consumers may change permanently or temporarily to other products using other technologies or otherwise viewed as “new”. Any changes in consumer preferences can materially affect the sales and distribution of our products and thereby our revenues and results of operations.

In both skin and hair care and household products, we compete every day against the largest consumer product companies in the United States.

Our large competitors regularly introduce new products and spend considerably more than we can on advertising. The distribution of our products and sales can be adversely impacted by the actions of our competitors.

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

If we are not successful in making ongoing sales of our newer products to retail stores or these products are not well received by consumers, our revenues could be materially and adversely affected.

A loss of one or more of our major customers could have a material adverse effect on our product sales.

For more than a majority of our sales, we are dependent upon sales to major customers, including Wal-Mart, which is our largest customer and Walgreens, which is our second largest customer. The easy access of consumers to our products is dependent upon major retail stores and other retail stores carrying our products. The willingness of these customers (i.e., retail stores) to carry any of our products depends on various matters, including the level of sales of the product at their stores. Any declines in sales of a product to consumers can result in the loss of retail stores as our customers and the corresponding decreases in the distribution of the product. It is uncertain whether the consumer base served by these stores would purchase our products at other retail stores. In the past, sales of our products have been affected by retail stores which discontinue a product or carry the product in a lesser number of stores.

A significant part of our sales of skin and hair care products are represented by the Montagne Jeunesse sachet products which depend upon the continuation of our distributorship agreement with Montagne Jeunesse.

Our distributorship agreement with Montagne Jeunesse does not have a fixed term, but continues until it is terminated by either party giving the other party no less than three or six months’ written notice of termination, depending on the reason for termination. To date, neither party has provided such notice. As a practical matter, we believe that the continuation of our agreement with Montagne Jeunesse is dependent upon maintaining our good relationship with them.

We face the risk that raw materials for our products may not be available or that costs for these materials will increase, thereby affecting either our ability to manufacture the products or our gross margin on the products.

We obtain our raw materials from third party suppliers, one of which is a sole source supplier. We have no long term contracts with our suppliers; and, if a contract exists, it is subject to termination or cost increases. We may not have sufficient raw materials for production of products manufactured by us if there is a shortage in raw materials or one of our suppliers terminates our relationship. In addition, changing suppliers could involve delays that restrict our ability to manufacture or buy products in a timely manner to meet delivery requirements of our customers. The cost of our petroleum-based raw materials has increased significantly over the last couple of years. Our suppliers of products which we distribute can also be subject to the same risk with their vendors.

Our sales are affected adversely by returns.

In our industry, our customers may be given authorization by us to return products. These returns result in refunds, a reduction of our revenues and usually the need to dispose of the resulting inventory at discounted prices. Accordingly, the level of returns can significantly impact our revenues and cash flow. See information about returns in “Results of Operations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Changes in the regulation of our products, including environmental regulations, could have an adverse effect on the distribution, cost or function of our products.

Regulations affecting our products include requirements of the FDA for cosmetic products and environmental regulations affecting emissions from our products. In the past, the FDA has mentioned the treatment of products with AHAs as drugs, which could make our production and sale of certain Alpha Hydrox® products more expensive or prohibitive. Also, in the past, we were required to change the formulation of our household products to comply with environmental regulations and will continue to do so as required.

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

Our success has depended on the experience and continued service of our executive officers and key employees. If we fail to retain these officers or key employees, our ability to continue our business and effectively compete may be substantially diminished. Because of our size, we must rely in many departments within our company on one or two key employees. The loss of any one of these employees could slow our product development, production of a product and sale and distribution of a product.

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

Our facilities, located in Denver, Colorado, consist of four connected buildings and a parking garage (approximately 261,100 square feet in total) and about 16.2 acres of land. These buildings range in age from approximately 16 to 39 years (126,600 square feet having been added in 1995 and 1996). Our facilities house our corporate headquarters and all of our manufacturing and warehouse operations. We believe that our current space will provide capacity for growth for the foreseeable future. Our facilities serve as collateral for a $5.2 million bank loan with a principal balance at December 31, 2011 of $3.7 million.

We use less than the capacity of our office, warehouse and manufacturing buildings. Consequently, we are using a commercial real estate broker to help us find additional tenants to lease our excess space. There is, however, no assurance that we will be successful in this endeavor.

In October of 2009, we entered into a five-year lease for one floor of our five-story office building to an established subsidiary of an international company. We began to receive rent payments in November 2009. In August 2010, we entered into a two year lease for one-half of a floor of our office building to an unrelated party. We began to receive rent payments in February 2011. However, these payments stopped at the end of December 2011 when the tenant vacated the space due to financial difficulties.

ITEM 3.	LEGAL PROCEEDINGS.

We are subject to lawsuits from time to time in the ordinary course of business. While we expect those lawsuits not to have a material effect on us, an adverse development in any such lawsuit could materially and adversely affect our financial condition and cash flow.

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our $0.10 par value common stock is traded on the OTC Bulletin Board (a regulated quotation service) under the ticker symbol “SLGD”. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The high and low prices of our common stock as traded on the OTC Bulletin Board were as follows.

2011			2010
Three Months Ended			Three Months Ended
	High	Low		High	Low
March 31	$0.51	$0.20	March 31	$0.51	$0.20
June 30	$0.52	$0.30	June 30	$0.48	$0.22
September 30	$0.35	$0.31	September 30	$0.34	$0.23
December 31	$0.35	$0.16	December 31	$0.40	$0.20

Shareholders

As of March 30, 2012, we had approximately 897 shareholders of record.

Dividends

We did not pay any cash dividends during the two most recent fiscal years. No decision has been made as to future dividends. See “Results of Operations — Liquidity and Capital Resources” for information concerning restrictions on our ability to pay dividends.

Equity Plans

The following table provides, as of December 31, 2011, information regarding our 1997, 1998 and 2005 Stock Option Plans. The 1997 and 1998 plans have expired, but options under those plans remain outstanding. We also have an Employee Stock Ownership Plan (“ESOP”) which invests only in our common stock, but which is not included in the table below.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,955,050	$0.39	1,032,950
Equity compensation plans not approved by security holders	—	—	—

Total	1,955,050	$0.39	1,032,950

Stock Purchases

We did not make any repurchases of our outstanding common stock during 2011.

Stock Contributions

We made no contributions of our common stock in 2011.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. These policies involve significant judgments, estimates and assumptions by us. For a detailed discussion on the application of these and other accounting policies, see Note 1 to our Consolidated Financial Statements in Item 8.

Revenue Recognition

Our revenue recognition policy is significant because the amount and timing of revenue is a key component of our results of operations. We follow guidance issued by the Financial Accounting Standards Board (“FASB”), which requires that certain criteria be met in order to recognize revenue. If this criteria is not met, then the associated revenue is deferred until it is met. In our case, the criteria generally is met when we have an arrangement to sell a product, we have delivered the product in accordance with that arrangement, the sales price of the product is determinable and we believe that we will be paid for the sale.

We establish reserves for customer returns of our products and customer allowances. We estimate these reserves based upon, among other things, an assessment of historical trends, information from customers and anticipated returns and allowances related to current sales activity. These reserves are established in the period of sale and reduce our revenue in that period.

Our reserve for customer allowances includes primarily reserves for trade promotions to support price features, displays and other merchandising of our products to our customers. The actual level of returns and customer allowances are influenced by several factors, including the promotional efforts of our customers, changes in mix of our customers, changes in the mix of the products we sell and the maturity of the product. We may change our estimates based on actual results and consideration of other factors that cause returns and allowances. In the event that actual results differ from our estimates, the results of future periods may be impacted.

We have also established an allowance for doubtful accounts. We estimate this allowance based upon, among other things, an assessment of the credit risk of specific customers and historical trends. We believe our allowance for doubtful accounts is adequate to absorb any losses which may arise. In the event that actual losses differ from our estimates, the results of future periods may be impacted.

We also establish reserves for coupons, rebates and certain other promotional programs for consumers. We estimate these reserves based upon, among other things, an assessment of historical trends and current sales activity. These reserves are recorded as a reduction of revenue at the later of the date at which the revenue is recognized or the date at which the sale incentive is offered. In the event that actual results differ from our estimates, the results of future periods may be impacted.

Income Taxes

As of December 31, 2011, we have net deferred income tax assets of approximately $3,841,000 which primarily relate to net operating loss carryforwards, expenses that are not yet deductible for tax purposes and tax credit carryforwards. These assets are offset by deferred income tax liabilities for differences in the book and tax bases of property and equipment. The net deferred tax asset is fully reserved by a valuation allowance. The valuation allowance represents our determination that, more likely than not, we will be unable to realize the value of such assets at this time due to the uncertainty of future profitability.

Inventory Valuation and Reserves

Our inventory is valued at the lower of cost or market, cost being determined under the first-in, first-out method. We estimate an inventory reserve for slow moving and obsolete products and raw materials based upon, among other things, an assessment of historical and anticipated sales of our products. In the event that actual results differ from our estimates, the results of future periods may be impacted.

Long-Lived Assets

Please refer to Note 1(i) of our Consolidated Financial Statements in Item 8 as to our determination that there has been no impairment in the carrying values of our long-lived assets at December 31, 2011.

Recently Issued Accounting Pronouncements

We have considered recently issued accounting pronouncements and do not believe that such pronouncements are of significance or potential significance to us.

Results of Operations

During 2011, we experienced an 8.5% increase in overall net sales. We saw a 61.6% increase in net sales of the skin and hair care products that we distribute for other companies and a 3.2% increase in net sales of our line of skin care products. These latter increases were offset in part by a 15.6% decrease in sales of our household products.

Our net loss for 2011 was $633,800 versus a loss of $495,000 for 2010. The increase in our loss for 2011 compared to 2010 resulted primarily from: (1) increases in television advertising and coupons for Scott’s Liquid Gold® wood cleaner and preservative starting in October 2011; (2) increases in petroleum-based raw materials throughout 2011; and (3) increases in freight costs throughout 2011.

The total costs for television advertising and coupons for our wood cleaner and preservative during the fall of 2011 was approximately $415,000 compared to approximately $11,000 for coupons during the fall of 2010. While the sales of our wood cleaner and preservative increased as a result of this marketing program, we do not plan to repeat such expenditures for television advertising and coupons in 2012. According to Nielsen data for the 13 week period ending December 24, 2011, the sales of our wood cleaner and preservative increased by 15.5% while the sales of the overall furniture polish category decreased by 4.7%.

Summary of Results as a Percentage of Net Sales

	Year Ended December 31,
	2011	2010
Net sales
Household products	38.0%	48.9%
Skin and hair care products	62.0%	51.1%

Total net sales	100.0%	100.0%
Cost of sales	54.8%	53.9%

Gross profit	45.2%	46.1%
Other revenue	1.0%	1.0%

	46.2%	47.1%
Operating expenses	48.8%	48.6%
Interest expense	1.5%	1.9%

	50.3%	50.5%

Loss before income taxes	(4.1%)	(3.4%)

Our gross margins may not be comparable to those of other companies because some companies include all of the costs related to their distribution network in cost of sales. In contrast, other companies, like us, exclude a portion of these costs (i.e., freight out to customers and nominal outside warehouse costs) from gross margin. Instead, we include them as part of selling expenses. See Note 1(n), “Operating Costs and Expenses Classification”, to our Consolidated Financial Statements in Item 8.

Comparative Net Sales

	Year Ended December 31,		Percentage Increase (Decrease)
	2011	2010
Scott’s Liquid Gold® and other household products	$5,484,700	$6,559,900	(16.4%)
Touch of Scent®	456,400	478,700	(4.7%)

Total household products	5,941,100	7,038,600	(15.6%)

Alpha Hydrox®, Diabetic cream and shampoo and other skin care products	3,915,900	3,793,700	3.2%
Montagne Jeunesse and Batiste dry shampoo	5,759,300	3,564,300	61.6%

Total skin and hair care products	9,675,200	7,358,000	31.5%

Total net sales	$15,616,300	$14,396,600	8.5%

Overall average selling prices for 2011 were up by $101,700 over those of 2010. The average selling prices of our household products decreased by $2,500 while the average selling prices of our skin and hair care products increased by $104,200. We paid our customers a total of $1,315,200 in 2011 versus $1,141,800 in 2010, an increase of $173,300 or about 15.2% for trade promotions to support price features, displays and other merchandising of our products. This increase consisted of increases in co-op marketing funds of $176,900 and coupon expense of $35,800, offset by a decrease in slotting fees of $39,400.

From January 1, 2009 through December 31, 2011, our product returns (as a percentage of gross revenue) have averaged as follows: (1) 0.7% for household products; (2) 1.0% for Montagne Jeunesse products; and (3) 1.0% for our Alpha Hydrox® and other skin care products. The level of returns as a percentage of gross revenue for the household products and Montagne Jeunesse products have remained fairly constant since January 1, 2009 while our Alpha Hydrox® and other skin care products have fluctuated. More recently, as the sales of our skin care products and the number of retailers carrying our products have increased, we have seen a decrease in returns as a percentage of gross revenues. Our product returns (indicated as a percentage of gross revenues) have averaged as follows in 2011: (1) 0.2% for household products; (2) 0.1% for Montagne Jeunesse products; and (3) 0.1% for our Alpha Hydrox® and other skin care products.

During 2011, net sales of skin and hair care products accounted for 62.0% of consolidated net sales compared to 51.1% for 2010. The net sales of these products were $9,675,200 in 2011 compared to $7,358,000 in 2010, an increase of $2,317,200 or about 31.5%. The net sales of Montagne Jeunesse and Batiste dry shampoo were $5,759,300 in 2011 versus $3,564,300 in 2010, an increase of $2,195,000 or about 61.6%. This increase is primarily attributable to increased distribution at new and existing customers and the improved placement of our products at existing customers.

The net sales of our Alpha Hydrox® and other manufactured skin care products were $3,915,900 in 2011 versus $3,793,700 in 2010, an increase of $122,200 or about 3.2%. This growth in sales was primarily the result of Walgreens buying our Alpha Hydrox® products in 2011 and sales of our new diabetic shampoo and scalp care product.

Sales of household products for 2011 accounted for 38.0% of consolidated net sales compared to 48.9% for the same period in 2010. During 2011, the sales of our household products were $5,941,100 as compared to

$7,038,600 for the same period in 2010, a decrease of $1,097,500 or about 15.6%. This decrease reflects an overall decrease in the household products category due to the economic climate in 2011 and decreased distribution of our Clean Screen and Little Clean Screen products.

Due to the decline in sales and distribution of Mold Control 500, this product will be discontinued after 2012. We attribute this decline to the following three primary factors: (1) generally lower actual consumer demand than anticipated; (2) the product is effective, but expensive; and (3) the product involves a delivery system considered by many not to be consumer friendly. The decline in sales of Clean Screen appears to be the result of new competitors in the segment including competitors with significant name brand recognition. Sales of our Touch of Scent® air fresheners were down by $22,300 or about 4.7%.

On a consolidated basis, cost of goods sold was $8,553,500 for 2011 compared to $7,757,600 for 2010, an increase of $795,900 or about 10.3%, on a sales increase of 8.5%. As a percentage of consolidated net sales, cost of goods sold was 54.8% in 2011 versus 53.9% in 2010. The change in cost of goods percentage reflects the combined result of a change in the mix of manufactured products to include our Neoteric Diabetic® Shampoo and Scalp Care product with lower standard margins than other Neoteric skin care products, increases in petroleum-based raw materials and the increase in sales promotion expenses which in total decreased our revenues and thus affected our margins.

Operating Expenses, Interest Expense and Other Income

	Year Ended December 31,		Percentage Increase (Decrease)
	2011	2010
Operating Expenses
Advertising	$773,300	$405,200	90.8%
Selling	4,527,100	4,149,300	9.1%
General & Administrative	2,318,100	2,443,200	(5.1%)

Total operating expenses	$7,618,500	$6,997,700	8.9%

Rental and Other Income	$159,200	$139,500	14.1%

Interest Expense	$237,300	$275,800	(14.0%)

Our operating expenses increased by $620,800 in 2011 when compared to 2010. These expenses consist primarily of advertising, selling and general and administrative expenses and are discussed below.

Advertising expenses for 2011 were $773,300 compared to $405,200 for the comparable period of 2010, an increase of $368,100 or about 90.8%. The increase relates to the cost of a national television campaign for Scott’s Liquid Gold® wood cleaner and preservative in the fourth quarter of 2011 as well as a national coupon drop that was part of the same marketing program.

Selling expenses for 2011 were $4,527,100 compared to $4,149,300 for 2010, an increase of $377,800 or about 9.1%. The increase was comprised of: (1) an increase of $51,700 in rebates and other consumer sales efforts, an increase in promotional selling expenses of $55,300 related to sales of Montagne Jeunesse holiday and other displays offset by a decrease in promotional selling expenses of $46,000 related to our diabetic products; (2) an increase in salaries, fringe benefits and related travel expense of $26,900 associated primarily with promotional efforts tied to social networking programs; (3) an increase in freight expenses of $257,600 reflecting the combined effects of increased fuel surcharges as well as shipping activity associated with increased sales; and (4) an increase of $32,300 in postage and other expenses associated with promotion and consumer education of our diabetic products and studies to learn and understand consumer perceptions of our products and our competitors’ products.

General and administrative expenses for 2011 were $2,318,100 compared to $2,443,200 for 2010, a decrease of $125,100 or about 5.1%. This decrease is attributable to the following two primary factors: (1) a decrease in our allowance for doubtful accounts of approximately $26,000 and (2) a decrease in accrued expenses of approximately $80,300. In 2011, we changed our policies for accruing expenses from the period in which those costs were attributable, to the period in which they were incurred. As such, expenses for audit fees, legal fees and printing and reporting costs decreased in 2011 as accruals historically had been made for those services in the period for which they were attributed, regardless of whether they had been incurred. We expect the expenses for these costs to increase in 2012 and this policy to be applied consistently in future periods.

Rental and other income in 2011 of $159,200 included $153,100 of net rental receipts, $4,900 in interest earned on our cash reserves, and other income of $1,200 as compared to $131,900 of net rental receipts and $7,600 in interest earned on our cash reserves in 2010. The increase in rental income is primarily from starting to receive rent payments in February 2011 for leasing of an additional one-half floor of our office building. However, these payments stopped at the end of December 2011 when the tenant vacated the space due to financial difficulties.

Interest expense for 2011 was $237,300 and included $65,400 in collateral and/or administrative fees incurred relative to the sale of accounts receivable invoices to Summit. Interest expense for 2010 was $275,800 and included $100,300 in collateral management fees. The overall decrease in interest expense is the combined result of lower rates with Summit and a new financing arrangement with Wells Fargo, both of which came into effect in March 2011.

During 2011 and 2010, expenditures for research and development were not material (under 2% of revenues).

Liquidity and Capital Resources

Citywide Loan

On June 28, 2006, we entered into a loan with a fifteen year amortization with Citywide Banks (the “Bank”) for $5,156,600 secured by the land, building and fixtures at our Denver, Colorado facilities. Interest on the bank loan is at the prime rate as published in The Wall Street Journal, adjusted annually each June. At December 31, 2011, this rate was 3.25%. The loan requires 180 monthly payments of approximately $38,200 each. The loan agreement contains a number of covenants, including the requirement for us to maintain a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1. These ratios are to be calculated in accordance with generally accepted accounting principles in the United States. We may not declare any dividends that would result in a violation of either of these covenants.

Affirmative covenants in the loan agreement include, among other things, compliance in all material respects with applicable laws and regulations and compliance with our agreements with other parties which materially affect our financial condition. Negative covenants in the loan agreement include, among other things, that without the consent of the Bank, we do not: (1) sell, lease or grant a security interest in our assets; (2) engage in any business activity substantially different than those in which we are presently engaged; (3) sell assets out of the ordinary course of business; or (4) purchase another entity or an interest in another entity. We met the foregoing requirements for the quarter ending December 31, 2011.

Financing Agreements

On November 3, 2008, effective as of October 31, 2008, we entered into a financing agreement with Summit for the purpose of improving our working capital. The financing agreement with Summit was amended on March 12, 2010 and then again on March 16, 2011 (effective March 1, 2011). The agreement has a term that expires on September 1, 2012, but it may be renewed for additional 12 month periods unless either party elects to cancel in writing at least 60 days prior to September 1, 2012 and thereafter on the anniversary date of each 12 month period.

The agreement provides for a factoring line up to $1.5 million and is secured primarily by accounts receivable, inventory, any lease in which we are a lessor and all investment property and guarantees by our active subsidiaries. Under the agreement, Summit will make loans at our request and in its discretion based on: (1) its purchases of our receivables, with recourse against us, at an advance rate of 85% (or such other percentage determined by Summit in its discretion) and (2) our inventory not to exceed certain amounts, including an aggregate maximum of $500,000. Advances under the agreement bear interest at a rate of 1.5% over the prime rate (as published in The Wall Street Journal) for the accounts receivable portion of the advances and 4.0% over the prime rate for the inventory portion of the borrowings. Consequently, our interest cost adjusts with changes in the prime rate. At December 31, 2011, the prime rate was 3.25%.

In addition, there are administrative fees of 1.0% per month on the average monthly outstanding loan on the receivable portion of any advance and 1.35% per month on the average monthly outstanding loan on the inventory portion of any advance. The agreement provides that neither we nor our active subsidiaries may engage in a change in control transaction without the prior written consent of Summit. Events of default include, but are not limited to, our failure to make a payment when due or a default occurring on any of our other indebtedness.

In 2011, we sold approximately $9,541,800 of our accounts receivables to Summit for approximately $7,743,900. As the advance rate on these accounts receivables was 70% prior to March 1, 2011 and 85% thereafter, we retained an interest equal to 30% of those accounts receivables sold prior to March 1, 2011 and 15% on those sold thereafter. At December 31, 2011, approximately $1,222,900 of this credit line was available for future factoring of accounts receivable invoices. See Note 1(e) to our Consolidated Financial Statements in Item 8 regarding the accounting treatment of funds obtained from Summit.

On March 16, 2011, under a consent agreement from Summit, we entered into a financing agreement with Wells Fargo for the purpose of further lowering the cost of borrowing associated with the financing of our accounts receivable. Pursuant to this agreement, we may sell accounts receivables from our largest customer at a discount to Wells Fargo; provided, however, that Wells Fargo may reject offers to purchase such receivables in its discretion. These receivables may be purchased by Wells Fargo at a cost to us equal to LIBOR plus 1.15% per annum. The LIBOR rate used depends on the days to maturity of the receivable sold, typically ranging from 102 to 105 days. At December 31, 2011, Wells Fargo used the 104-day LIBOR rate of 0.66%.

The agreement has no fixed termination date, but continues unless terminated by either party giving 30 days prior written notice to the other party. In 2011, we sold approximately $2,992,476 of our relevant accounts receivable to Wells Fargo for approximately $2,978,951. The difference between the invoiced amount of the receivable and the cash that we received from Wells Fargo is a cost to us. This cost is in lieu of any cash discount our customer would have been allowed and, thus, is treated in a manner consistent with standard trade discounts granted to our customers. See Note 1(e) to our Consolidated Financial Statements in Item 8 regarding the accounting treatment of funds obtained from Wells Fargo.

Liquidity

At December 31, 2011, we had $575,900 in cash and approximately $1,222,900 of our credit line with Summit was available for future factoring of accounts receivable invoices. Our net cash provided by operating activities in 2011 increased by $227,600 to $536,700 as compared to 2010. As discussed above, in the fourth quarter of 2011, we launched a national television campaign for Scott’s Liquid Gold® wood cleaner and preservative as well as a national coupon drop that was part of the same marketing program. The total costs for the television advertising and coupons were approximately $415,000 compared to approximately $11,000 for coupons during the fall of 2010. While the sales of our wood cleaner and preservative increased as a result of this marketing program, we do not plan to repeat such expenditures for television advertising and coupons in 2012.

During 2011, our working capital decreased by $447,000 resulting in a current ratio (current assets divided by current liabilities) of 1.03:1 at December 31, 2011 compared to 1.2:1 at December 31, 2010. For the year ended December 31, 2011, the primary components of working capital that significantly affected operating cash flows are the following: (1) trade receivables, net were $388,500 less at December 31, 2011 due primarily to an increase in our reserve for customer allowances to account for a larger number of trade promotion programs in the fourth quarter of 2011 compared to the same period in 2010 and the accelerated collection on invoices with our largest customer via our financing arrangement with Wells Fargo; (2) inventory, net at December 31, 2011 was $337,700 more than at December 31, 2010 due primarily to purchases of our distributed products to support the increased sales activity for these products; (3) prepaid expenses were $71,600 less at December 31, 2011 due to purchased inventory in transit at December 31, 2010; and (4) accounts payable was $459,400 more at December 31, 2011 due primarily to increased purchases of inventory.

We anticipate that our existing cash and our cash flow from operations, together with our current borrowing arrangements with Summit and Wells Fargo, will be sufficient to meet our cash requirements for the next 12 months. We do not have any significant capital expenditures planned for 2012.

The following table sets forth our contractual obligations in the aggregate. We have no capital lease obligations, unconditional purchase obligations or other long-term contractual obligations. Our long-term debt interest rate is a variable rate.

CONTRACTUAL OBLIGATIONS

	Payments due by Period
	Total	Less than 1-Year	1–3 Years	4–5 Years	After 5 Years
Long-term debt	$3,704,200	$340,800	$717,000	$765,500	$1,880,900
Operating lease obligations	111,300	59,900	51,400	—	—

Total Contractual Cash Obligations	$3,815,500	$400,700	$768,400	$765,500	$1,880,900

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Scott’s Liquid Gold-Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of Scott’s Liquid Gold-Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scotts Liquid Gold-Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ EHRHARDT KEEFE STEINER & HOTTMAN PC

Denver, Colorado

March 30, 2012

Consolidated Statements of Operations

	Year ended December 31,
	2011	2010
Net sales	$15,616,300	$14,396,600

Operating costs and expenses:
Cost of sales	8,553,500	7,757,600
Advertising	773,300	405,200
Selling	4,527,100	4,149,300
General and administrative	2,318,100	2,443,200

	16,172,000	14,755,300

Loss from operations	(555,700)	(358,700)
Rental and other income	159,200	139,500
Interest expense	(237,300)	(275,800)

Loss before income taxes	(633,800)	(495,000)
Income tax expense (Note 5)	—	—

Net loss	$(633,800)	$(495,000)

Net loss per common share (Note 7):
Basic	$(0.06)	$(0.05)

Diluted	$(0.06)	$(0.05)

Weighted average shares outstanding:
Basic	10,898,800	10,820,400

Diluted	10,898,800	10,820,400

See accompanying notes to these Consolidated Financial Statements.

Consolidated Balance Sheets

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$575,900	$480,700
Trade receivables, net (Note 1(k))	447,900	836,400
Inventories, net (Note 2)	2,019,200	1,681,500
Prepaid expenses	133,400	205,000

Total current assets	3,176,400	3,203,600
Property, plant and equipment, net (Note 3)	10,632,100	11,062,400
Other assets	68,400	91,000

	$13,876,900	$14,357,000

Liabilities and Shareholders’ Equity
Current liabilities:
Obligations collateralized by receivables (Notes 1(e))	$277,100	$340,900
Accounts payable	1,442,700	983,300
Accrued payroll and benefits	579,200	583,100
Accrued property taxes	230,600	208,500
Other accrued expenses	227,300	231,900
Current maturities of long-term debt (Note 4)	340,800	330,200

Total current liabilities	3,097,700	2,677,900
Long-term debt, net of current maturities (Note 4)	3,363,400	3,704,100

Total liabilities	6,461,100	6,382,000

Commitments and contingencies (Notes 4, 6, 9 and 10)
Shareholders’ equity (Note 6):
Common stock; $.10 par value, authorized 50,000,000 shares; issued and outstanding 10,907,000 shares (2011), and 10,898,500 shares (2010)	1,090,700	1,089,900
Capital in excess of par	5,446,900	5,373,100
Retained earnings	878,200	1,512,000

Shareholders’ equity	7,415,800	7,975,000

	$13,876,900	$14,357,000

See accompanying notes to these Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

	Common Stock		Capital in Excess of Par	Accumulated Comprehensive Income (loss)	Retained Earnings
	Shares	Amount
Balance, December 31, 2009	10,795,000	$1,079,500	$5,264,300	$300	$2,007,000
Stock issued to ESOP Plan	100,000	10,000	14,000
Stock-based compensation			94,600
Stock options exercised	3,500	400	200
Realized loss on investment securities				(300)
Net loss					(495,000)

Balance, December 31, 2010	10,898,500	$1,089,900	$5,373,100	$—	$1,512,000
Stock-based compensation			72,800
Stock options exercised	8,500	800	1,000
Net loss					(633,800)

Balance, December 31, 2011	10,907,000	$1,090,700	$5,446,900	$—	$878,200

See accompanying notes to these Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(633,800)	$(495,000)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	502,300	515,000
Stock issued to ESOP	—	24,000
Stock-based compensation	72,800	94,600
Gain on sale of securities	—	(300)
Loss on disposal of assets	3,000	—
Change in assets and liabilities:
Trade receivables, net	388,500	(178,400)
Inventories, net	(337,700)	303,100
Prepaid expenses and other assets	68,600	(65,400)
Accounts payable and accrued expenses	473,000	111,500

Total adjustments to net loss	1,170,500	804,100

Net Cash Provided by Operating Activities	536,700	309,100

Cash Flows from Investing Activities:
Real estate brokerage fees	—	(41,200)
Proceeds from sale of securities	—	4,300
Purchases of property, plant and equipment	(49,400)	(1,500)

Net Cash Used by Investing Activities	(49,400)	(38,400)

Cash Flows from Financing Activities:
Net payments on obligations collateralized by receivables	(63,800)	(125,100)
Principal payments on long-term debt	(330,100)	(319,600)
Proceeds from exercise of stock option	1,800	600

Net Cash Used by Financing Activities	(392,100)	(444,100)

Net Increase (Decrease) in Cash and Cash Equivalents	95,200	(173,400)
Cash and Cash Equivalents, beginning of year	480,700	654,100

Cash and Cash Equivalents, end of year	$575,900	$480,700

Supplemental disclosures:
Cash paid during the year for interest	$237,400	$275,900

See accompanying notes to these Consolidated Financial Statements.

Note 1. Organization and Summary of Significant Accounting Policies

(a)	Company Background and Management’s Plans

Scott’s Liquid Gold-Inc. (a Colorado corporation) was incorporated on February 15, 1954. Scott’s Liquid Gold-Inc. and its wholly-owned subsidiaries (collectively, the “Company”, “we”, “our” or “us”) develop, manufacture, market and sell quality household and skin and hair care products. We are also an exclusive distributor in the United States of Montagne Jeunesse skin sachets and Batiste dry shampoo manufactured by two other companies. Our business is comprised of two segments, household products and skin and hair care products.

We have experienced significant losses over an extended number of years primarily attributable to sales declines and have used a significant amount of our cash reserves to fund operations and for debt service. To address these trends, we have implemented cost reduction initiatives, entered into financing agreements (Note 1(e)) and continue to focus on existing and new product sales and distribution at improved margins to increase our cash provided by operations.

As a result of the foregoing, we have successfully reduced operating costs such that 2011 and 2010 costs reflect decreases of approximately 20% and 28%, respectively, over the average of the five years preceding 2009. In comparison to the same preceding period, sales decreased by approximately 18% in 2011 and 26% in 2010.

In October 2009, we entered into a five-year lease for one floor of our five-story office building to an established subsidiary of an international company. We began to receive rent payments in November 2009. In August 2010, we executed a two-year lease for one-half a floor of our office building to an unrelated party. We began to receive rent payments in February 2011. However, these payments stopped at the end of December 2011 when the tenant vacated the space due to financial difficulties.

We anticipate that our existing cash and our cash flow from operations, together with our current borrowing arrangements with Summit Financial Resources, L.P. (“Summit”) and Wells Fargo Bank, National Association (“Wells Fargo”) will be sufficient to meet our cash requirements for the next 12 months. We do not have any significant capital expenditures planned for 2012.

(b)	Principles of Consolidation

Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

(c)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts in our financial statements of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates also include, but are not limited to, the realization of deferred tax assets, reserves for slow moving and obsolete inventory, customer returns and allowances and coupon redemptions. Actual results could differ from our estimates.

(d)	Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.

(e)	Sale of Accounts Receivable

On November 3, 2008, effective as of October 31, 2008, we entered into a financing agreement with Summit for the purpose of improving working capital. The financing agreement with Summit was amended on March 12, 2010 and then again on March 16, 2011 (effective March 1, 2011). The agreement has a term that expires on September 1, 2012, but it may be renewed for additional 12 month periods unless either party elects to cancel in writing at least 60 days prior to September 1, 2012 and thereafter on the anniversary date of each 12 month period.

The agreement provides for a factoring line up to $1.5 million and is secured primarily by accounts receivable, inventory, any lease in which we are a lessor and all investment property and guarantees by our active subsidiaries. Under the agreement, Summit will make loans at our request and in its discretion based on: (1) its purchases of our receivables, with recourse against us, at an advance rate of 85% (or such other percentage determined by Summit in its discretion) and (2) our inventory not to exceed certain amounts, including an aggregate maximum of $500,000. Advances under the agreement bear interest at a rate of 1.5% over the prime rate (as published in The Wall Street Journal) for the accounts receivable portion of the advances and 4.0% over the prime rate for the inventory portion of the borrowings. Consequently, our interest cost adjusts with changes in the prime rate. At December 31, 2011, the prime rate was 3.25%.

In addition there are administrative fees of 1.0% per month on the average monthly outstanding loan on the receivable portion of any advance and 1.35% per month on the average monthly outstanding loan on the inventory portion of any advance. The agreement provides that neither we nor our active subsidiaries may engage in a change in control transaction without the prior written consent of Summit. Events of default include, but are not limited to, our failure to make a payment when due or a default occurring on any of our other indebtedness.

In 2011, we sold approximately $9,541,800 of our accounts receivables to Summit for approximately $7,743,900. As the advance rate on these accounts receivables was 70% prior to March 1, 2011 and 85% thereafter, we retained an interest equal to 30% of those accounts receivables sold prior to March 1, 2011 and 15% of those sold thereafter. At December 31, 2011, approximately $1,222,900 of this credit line was available for future factoring of accounts receivable invoices.

We report these transactions using the Financial Accounting Standards Board’s (“FASB”) authoritative guidance as a secured borrowing rather than as a sale. As a result, affected accounts receivable are reported under Current Assets within our balance sheet as “Trade receivables, net.” Similarly, the net liability owing to Summit appears as “Obligations collateralized by receivables” within the Current Liabilities section of our balance sheet. Net proceeds received from the sale of accounts receivable appear as cash provided or used by financing activities within our Consolidated Statements of Cash Flows.

On March 16, 2011, under a consent agreement from Summit, we entered into a financing agreement with Wells Fargo for the purpose of further lowering the cost of borrowing associated with the financing of our accounts receivable. Pursuant to this agreement, we may sell accounts receivables from our largest customer at a discount to Wells Fargo; provided, however, that Wells Fargo may reject offers to purchase such receivables in its discretion. These receivables may be purchased by Wells Fargo at a cost to us equal to LIBOR plus 1.15% per annum. The LIBOR rate used depends on the days to maturity of the receivable sold, typically ranging from 102 to 105 days. At December 31, 2011, Wells Fargo used the 104-day LIBOR rate of 0.66%.

The agreement has no fixed termination date, but continues unless terminated by either party giving 30 days prior written notice to the other party. In 2011, we sold approximately $2,992,476 of our relevant accounts receivable to Wells Fargo for approximately $2,978,951. The difference between the invoiced amount of the receivable and the cash that we received from Wells Fargo is a cost to us. This cost is in lieu of any cash discount our customer would have been allowed and, thus, is treated in a manner consistent with standard trade discounts granted to our customers.

The reporting of the sale of accounts receivables to Wells Fargo is treated as a sale rather than as a secured borrowing. As a result, affected accounts receivables are relieved from the Company’s financial statements upon receipt of the cash proceeds.

(f)	Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost (first-in, first-out method) or market. We record a reserve for slow moving and obsolete products and raw materials. We estimate this reserve based upon historical and anticipated sales. Amounts are stated in Note 2.

(g)	Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from three to forty-five years. Building structures and building improvements are estimated to have useful lives of 35 to 45 years and three to 20 years, respectively. Production equipment and production support equipment are estimated to have useful lives of 15 to 20 years and three to 10 years, respectively. Office furniture and office machines are estimated to have useful lives of 10 to 20 and three to five years, respectively. Carpets, drapes and company vehicles are estimated to have useful lives of five to 10 years. Maintenance and repairs are expensed as incurred. Improvements that extend the useful lives of the asset or provide improved efficiency are capitalized.

(h)	Financial Instruments

Financial instruments which potentially subject us to concentrations of credit risk include cash and cash equivalents and trade receivables. We maintain our cash balances in the form of bank demand deposits with financial institutions that we believe are creditworthy. Periodically throughout the year, we have maintained balances in various operating accounts in excess of federally insured limits. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. We have no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

The recorded amounts for cash and cash equivalents, receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. Our long-term debt bears interest at a fixed rate that adjusts annually on the anniversary date to the then prime rate. The carrying value of our long-term debt approximates fair value as of December 31, 2011.

(i)	Long-Lived Assets

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

As of December 31, 2011, due to changes in the real estate market in Denver, Colorado, we conducted an evaluation into the fair value impairment of our property, plant and equipment with particular attention to our land and office, warehouse and manufacturing buildings (the “Facilities”). The Facilities have an original cost of $17,485,800 and a depreciated book value at December 31, 2011 of approximately $10,068,900. We evaluated the value of the Facilities using both an income capitalization approach and a market value approach. This evaluation returned a range of fair value estimates between approximately $10.1 million to $10.6 million. Based upon this evaluation, we find there to be no impairment in the carrying values of our long-lived assets at December 31, 2011. The valuation of our Facilities, however, can be affected by future events, including changes in the economy and the commercial real estate market in which our Facilities are located.

(j)	Income Taxes

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

Taxes are reported based on tax positions that meet a more-likely-than-not standard and that are measured at the amount that is more-likely-than-not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. We classify penalty and interest expense related to income tax liabilities as an income tax expense. There are no significant interest and penalties recognized in the statement of operations or accrued on the balance sheet.

(k)	Revenue Recognition

Our revenue recognition policy is significant because the amount and timing of revenue is a key component of our results of operations. We follow guidance issued by the FASB, which requires that certain criteria be met in order to recognize revenue. If this criteria is not met, then the associated revenue is deferred until it is met. In our case, the criteria generally is met when we have an arrangement to sell a product, we have delivered the product in accordance with that arrangement, the sales price of the product is determinable and we believe that we will be paid for the sale.

We establish reserves for customer returns of our products and customer allowances. We estimate these reserves based upon, among other things, an assessment of historical trends, information from customers and anticipated returns related to current sales activity. These reserves are established in the period of sale and reduce our revenue in that period.

Our reserve for customer allowances includes primarily reserves for trade promotions to support price features, displays and other merchandising of our products to our customers. The actual level of returns and customer allowances are influenced by several factors, including the promotional efforts of our customers, changes in mix of our customers, changes in the mix of the products we sell and the maturity of the product. We may change our estimates based on actual results and consideration of other factors that cause returns and allowances. In the event that actual results differ from our estimates, the results of future periods may be impacted.

We have also established an allowance for doubtful accounts. We estimate this allowance based upon, among other things, an assessment of the credit risk of specific customers and historical trends. We believe our allowance for doubtful accounts is adequate to absorb any losses which may arise. In the event that actual losses differ from our estimates, the results of future periods may be impacted.

We also establish reserves for coupons, rebates and certain other promotional programs for consumers. We estimate these reserves based upon, among other things, an assessment of historical trends and current sales activity. These reserves are recorded as a reduction of revenue at the later of the date at which the revenue is recognized or the date at which the sale incentive is offered.

At December 31, 2011 and December 31, 2010 approximately $497,000 and $303,000, respectively, had been reserved for as a reduction of accounts receivable, and approximately $85,000 and $73,000, respectively, had been reserved as current liabilities. Trade promotions to our customers and incentives such as coupons and rebates to the consumer are deducted from gross sales and totaled $1,315,200 and $1,141,800 for the years ended December 31, 2011 and 2010, respectively.

(l)	Advertising Costs

Advertising costs are expensed as incurred.

(m)	Stock-based Compensation

During 2011, we granted 30,000 options for shares of our common stock to a non-employee director at $0.37 per share. The options which vest ratably over forty-eight months, or upon a change in control, and which expire after five years, were granted at 120% of the market value as of the date of grant.

The weighted average fair market value of the options granted in the years ended December 31, 2011 and 2010 were estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

	2011	2010
Expected life of options (using the “simplified” method)	4.5 years	4.5 years
Average risk-free interest rate	0.9%	2.1%
Average expected volatility of stock	98%	87%-121%
Expected dividend rate	None	None

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) under authoritative guidance issued by the FASB was $72,800 and $94,600 in the twelve months ended December 31, 2011 and 2010, respectively. Approximately $111,700 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next forty-eight months. In accordance with this same authoritative guidance, there was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible. With respect to the non-cash expense associated with the options granted to the non-employee directors, no tax benefit was recognized due to the existence of as yet unutilized net operating losses. At such time as these operating losses have been utilized and a tax benefit is realized from the issuance of non-qualified stock options, a corresponding tax benefit may be recognized.

(n)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out and nominal outside warehousing costs as selling expenses. Other selling expenses consist primarily of wages and benefits for sales and sales support personnel, travel, brokerage commissions and promotional costs, as well as certain other indirect costs. Shipping and handling costs totaled $1,514,400 and $1,258,200, for the years ended December 31, 2011 and 2010, respectively.

General and administrative expenses consist primarily of wages and benefits associated with management and administrative support departments, business insurance costs, professional fees, office facility related expenses and other general support costs.

(o)	Recently Issued Accounting Pronouncements

We have considered recently issued accounting pronouncements and do not believe that such pronouncements are of significance or potential significance to us.

Note 2: Inventories

Inventories, consisting of materials, labor and overhead at December 31 were comprised of the following:

	2011	2010
Finished goods	$1,191,000	$877,100
Raw materials	1,067,200	1,095,600
Inventory reserve for obsolescence	(239,000)	(291,200)

	$2,019,200	$1,681,500

Note 3: Property, Plant and Equipment

Property, plant and equipment at December 31 were comprised of the following:

	2011	2010
Land	$1,091,500	$1,091,500
Buildings	16,394,300	16,394,300
Production equipment	6,053,700	6,018,900
Office furniture and equipment	1,519,400	1,616,300
Other	34,200	34,200

	25,093,100	25,155,200
Less accumulated depreciation	(14,461,000)	(14,092,800)

	$10,632,100	$11,062,400

Depreciation expense for the years ended December 31, 2011 and 2010 was $476,700 and $493,300, respectively.

Note 4: Debt

On June 28, 2006, we entered into a loan due June 28, 2021 with a fifteen year amortization with Citywide Banks (the “Bank”) for $5,156,600 secured by the land, building and fixtures at our Denver, Colorado facilities. Interest on the bank loan is at the prime rate as published in The Wall Street Journal, adjusted annually each June. At December 31, 2011, this rate was 3.25%. The loan requires 180 monthly payments of approximately $38,200 each. The loan agreement contains a number of covenants, including the requirement for us to maintain a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1. These ratios are to be calculated in accordance with generally accepted accounting principles in the United States. We may not declare any dividends that would result in a violation of either of these covenants.

Affirmative covenants in the loan agreement include, among other things, compliance in all material respects with applicable laws and regulations and compliance with our agreements with other parties which materially affect our financial condition. Negative covenants in the loan agreement include, among other things, that without the consent of the Bank, we do not: (1) sell, lease or grant a security interest in our assets; (2) engage in any business activity substantially different than those in which we are presently engaged; (3) sell assets out of the ordinary course of business; or (4) purchase another entity or an interest in another entity. We met the foregoing requirements for the quarter ending December 31, 2011.

Long-term debt at December 31 is presented below:

	2011	2010
Bank loan	$3,704,200	4,034,300
Less current maturities	340,800	330,200

Long-term debt	$3,363,400	$3,704,100

Maturities of long-term debt for the years 2012 through 2016 are $340,800, $352,600, $364,400, $376,600, $388,900 and $1,880,900 thereafter.

Please see Note 1(e) for a discussion of our financing agreements with Summit and Wells Fargo. Note 1(e) also includes a discussion of the accounting treatment of the funds borrowed pursuant to these agreements.

Note 5: Income Taxes

The provision for income tax for the years ended December 31 is as follows:

	2011	2010
Current provision (benefit):
Federal	$—	$—
State	—	—

Total current provision (benefit)	—	—

Deferred provision (benefit):
Federal	(144,000)	(157,500)
State	(11,600)	(13,800)
Valuation allowance	155,600	171,300

Total deferred provision (benefit)	—	—

Provision (benefit):
Federal	—	—
State	—	—

Total provision (benefit)	$—	$—

Income tax expense (benefit) at the statutory tax rate is reconciled to the overall income tax expense (benefit) as follows:

	2011	2010
Federal income tax at statutory rates	$(213,800)	$(168,300)
State income taxes, net of federal tax effect	(19,200)	(15,100)
Change in unrecognized benefit	67,900	(4,400)
Other	9,500	16,500

Total	(155,600)	(171,300)
Change in valuation allowance	155,600	171,300

Provision for income taxes	$—	$—

Deferred income taxes are based on estimated future tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes given the provision of enacted tax laws. The net deferred tax assets and liabilities as of December 31, 2011 and 2010 are comprised of the following:

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$3,988,700	3,884,000
Tax credit and other carryforwards	255,200	227,200
Trade receivables	22,600	22,700
Inventories	93,900	96,800
Accrued vacation	184,500	188,400
Other	38,100	31,800

Total deferred tax assets	4,583,000	4,450,900

Deferred tax liability:
Accelerated depreciation for tax purposes	(815,400)	(838,900)

Total deferred tax liabilities	(815,400)	(838,900)

Net deferred tax asset, before allowance	3,767,600	3,612,000
Valuation allowance	(3,767,600)	(3,612,000)

Net deferred tax asset	$—	$—

At December 31, 2011, we had federal net operating loss carryforwards of approximately $10,260,000 and federal tax credit carryforwards related to research and development efforts of approximately $255,200, both of which expire over a period ending in 2031. State tax loss carryforwards at December 31, 2011 are approximately $16,400,000 expiring over a period ending in 2031.

A valuation allowance was established due mainly to the uncertainty relating to the future utilization of net operating loss carryforwards. The valuation allowance was further increased by $155,600 and $171,300 for 2011 and 2010, respectively, primarily related to uncertainty as to realization of our operating losses and tax credits for these years. The amount of the deferred tax assets considered realizable could be adjusted in the future based upon changes in circumstances that result in a change in our assessment of our ability to realize those deferred tax assets through the generation of taxable income or other tax events.

We adhere to the authoritative guidance with respect to accounting for uncertainty in income taxes. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It requires that we recognize in our consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of this guidance, each year we perform a comprehensive review of our material tax positions.

As a result of this review, we identified certain deferred tax assets that need to be adjusted. As of December 31, 2011 and December 31, 2010, we identified approximately $345,000 and $161,800 of related tax positions, respectively.

	2011	2010
Balance at January 1,	$161,800	$173,800
Additions based on tax positions related to current year	198,000	—
Reductions for tax positions of prior years	(14,800)	(12,000)

Balance at December 31,	$345,000	$161,800

Due to our net operating loss position and valuation allowance against our net deferred tax assets, the recognition of the unrecognized tax benefits detailed above would not affect our effective tax rate. We do not expect that the amount of unrecognized benefits will change significantly within the next 12 months.

Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. As a result of our net operating loss carryforward position, we have no accrued interest or penalties related to uncertain tax positions as of December 31, 2011 or December 31, 2010.

We and our subsidiaries are subject to the following material taxing jurisdictions: United States and Colorado. The tax years that remain open to examination by the Internal Revenue Service are 2008 through 2011. However, due to our net operating loss carryforwards from prior periods, the Internal Revenue Service could potentially review the losses back to 2000. The tax years that remain open to examination by the state of Colorado are 2007 through 2011.

Note 6: Shareholders’ Equity

In 1997, an incentive stock option plan was adopted for our employees. This plan expired on November 7, 2007. Accordingly, no shares are available for the grant of options under that plan. In 1998 and 2005, stock option plans for our employees, officers and directors were adopted. The 1998 plan expired on November 27, 2008. Accordingly no shares are available for the grant of options under that plan.

At the Annual Shareholders’ Meeting in May 2011, shareholders approved an amendment to the 2005 Plan to increase the number of shares issuable under the plan from 1,500,000 shares to a total of 3,000,000 shares. Options granted before May 2011 are granted at not less than current market price of the stock on the date of grant and are exercisable from five to ten years from the grant date. Options granted after May 2011, pursuant to the plan amendment in May, are required to be granted at not less than the higher of (1) 120% of current market price on the date of grant or (2) the average of market price over the prior 30 trading days. Further, pursuant to the amendment the number of options granted to an executive officer or director cannot exceed 200,000, except to the extent such limit had already been exceeded at the time of the amendment. All options granted through 2006 were vested on the date of grant. The options granted in 2011 and 2010 are vested each month over a four-year period or upon a change in control.

	1997 Plan		1998 Plan		2005 Plan
	Number of Shares	Average Option Price Per Share	Number of Shares	Average Option Price Per Share	Number of Shares	Average Option Price Per Share
Maximum number of shares under the plans	300,000		1,100,000		3,000,000

Outstanding, December 31, 2009	254,500	$0.81	680,500	$0.74	984,650	$0.43
Granted in 2010	—	—	—	—	909,500	0.23
Exercised	—	—	—	—	(3,500)	0.17
Cancelled/Expired	(14,000)	0.65	(383,600)	0.77	(494,500)	0.58

Outstanding, December 31, 2010	240,500	$0.82	296,900	$0.71	1,396,150	$0.25
Granted in 2011	—	—	—	—	30,000	0.37
Exercised	—	—	—	—	(8,500)	0.21
Cancelled/Expired	—	—	—	—	—	—

Outstanding, December 31, 2011	240,500	$0.82	296,900	$0.71	1,417,650	0.25

Available for issuance, December 31, 2011	None		None		1,032,950 (a)

(a)	Options available under the 2005 plan are limited by the amount of options outstanding under the 1997 and 1998 Plans. As the options outstanding under the earlier plans expire, the number of shares available for issuance under the 2005 Plan will increase accordingly.

A summary of additional information related to the options outstanding as of December 31, 2011 is as follows:

	Options Outstanding and Exercisable
	Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Price
$ 0.17 — $ 0.90	1,955,050	2.26 years	$0.39

Total	1,955,050	2.26 years	$0.39

We have an Employee Stock Ownership Plan (“Plan”) to provide retirement benefits for our employees. The Plan is designed to invest primarily in our common stock and is non-contributory on the part of our employees. Contributions to the Plan are discretionary as determined by our Board of Directors. We expense the cost of contributions to the Plan which amounted to $24,000 (100,000 shares) in 2010. No contributions were made to the Plan in 2011.

Note 7: Earnings per Share

We present basic and diluted earnings or loss per share in accordance with authoritative guidance which establishes standards for computing and presenting basic and diluted earnings per share. Per share data is determined by using the weighted average number of common shares outstanding. Common equivalent shares are considered only for diluted earnings per share, unless considered anti-dilutive (as in the years 2011 and 2010). Common equivalent shares, determined using the treasury stock method, result from stock options with exercise prices that are below the average market price of the common stock.

A reconciliation of the weighted average number of common shares outstanding is as follows:

	2011	2010
Common shares outstanding, beginning of the year	10,898,500	10,795,000
Common stock issued to ESOP	—	100,000
Stock options exercised	8,500	3,500

Common shares outstanding, end of year	10,907,000	10,898,500

Weighted average number of common shares outstanding	10,898,800	10,820,400
Common share equivalents	—	—

Diluted weighted average number of common shares outstanding	10,898,800	10,820,400

We have authorized 20,000,000 shares of preferred stock issuable in one or more series, none of which are issued or outstanding as of December 31, 2011.

Stock options outstanding which have been excluded from diluted shares outstanding due to their antidilutive effect totaled 1,955,050 at December 31, 2011 and 1,933,550 at December 31, 2010.

Note 8: Segment Information

We operate in two different segments: household products and skin and hair care products. Our products are sold nationally and internationally (primarily Canada), directly through our sales force and indirectly through independent brokers, to mass merchandisers, drugstores, supermarkets, hardware stores and other retail outlets and to wholesale distributors. Management has chosen to organize our business around these segments based on differences in the products sold.

Accounting policies for our segments are the same as those described in Note 1. We evaluate segment performance based on segment income or loss before profit sharing, bonuses, income taxes and nonrecurring gains and losses.

The following provides information on our segments as of and for the years ended December 31:

	2011		2010
	Household Products	Skin and Hair Care Products	Household Products	Skin and Hair Care Products
Net sales to external customers	$5,941,100	$9,675,200	$7,038,600	$7,358,000

Income (loss) before profit sharing, bonuses and income taxes	$(934,500)	$300,700	$(21,000)	$(474,000)

Identifiable assets	$2,376,700	$3,549,400	$2,572,200	$3,860,400

The following is a reconciliation of segment information to consolidated information:

	2011	2010
Net sales to external customers	$15,616,300	$14,396,600

Loss before profit sharing, bonuses and income taxes	$(633,800)	$(495,000)

Consolidated loss before income taxes	$(633,800)	$(495,000)

Identifiable assets	$5,926,100	$6,432,600
Corporate assets	7,950,800	7,924,400

Consolidated total assets	$13,876,900	$14,357,000

Corporate assets noted above are comprised primarily of our cash and property and equipment not directly associated with manufacturing, warehousing, shipping and receiving activities.

We attribute our net sales to different geographic areas based on the location of the customer. All of our long-lived assets are located in the United States. For the year ended December 31, revenues for each geographical area are as follows:

	2011	2010
United States	$15,485,300	$14,268,900
Foreign countries	131,000	127,700

Total net sales	$15,616,300	$14,396,600

In 2011 and 2010, one customer accounted for approximately $4,165,000 and $4,105,900, respectively, of consolidated net sales while a second customer accounted for approximately $1,818,600 and $1,211,200 in 2011 and 2010, respectively. Both segments sell to the larger customer while only skin and hair care products are sold to the second customer. These customers are not related to us. The outstanding trade receivable from the larger of the two customers accounted for 15.0% and 26.9% of total trade receivables at December 31, 2011 and 2010, respectively. The decrease at December 31, 2011 in the percentage of outstanding receivable from this customer is due to the sale of these invoices to Wells Fargo pursuant to the financing arrangement discussed above. A loss of either or both of these customers could have a material adverse effect on us because it is uncertain whether our consumer base served by these customers would purchase our products at other retail outlets. No long-term contracts exist between us and these customers or any other customer.

Note 9: Retirement Plans

We have a 401(k) Profit Sharing Plan (“401(k) Plan”) covering our full-time employees who have completed four months of service as defined in the 401(k) Plan, and are age 18 or older. Participants may defer up to 75% of their compensation up to the maximum limit determined by law. We may make discretionary “matching” contributions up to a maximum of 6% of each participant’s compensation, but only for those employees earning no more than $35,000 annually. Additionally, we can make discretionary “profit sharing” contributions to eligible employees. Participants are always fully vested in their contributions, matching contributions and allocated earnings thereon. Vesting in our profit sharing contribution is based on years of service, with a participant fully vested after five years. Our matching contributions totaled $2,900 and $2,400, in 2011 and 2010, respectively. We have made no discretionary profit sharing contributions in 2011 and 2010.

Note 10. Commitments and Contingencies

Leases

We have entered into various operating lease agreements, primarily for office equipment. Annual rental expense under these leases totaled $72,800 and $77,600, in 2011 and 2010, respectively. Minimum annual rental payments under noncancellable operating leases are approximately $59,900, $42,600, and $8,800 for the years ending December 31, 2012, 2013, 2014, respectively. Presently we have no lease commitments beyond 2014.

In October 2009, we entered into a five-year operating lease agreement for one floor of our five-story office building to an established subsidiary of an international company. We began to receive rent payments in November 2009 that will continue through October 2014. These rent payments include annual rental escalations of between 3.7% and 4.2%. In August 2010, we entered into a two-year lease for one-half of a floor of our office building to an unrelated third party. We began to receive rent payments in February 2011. However, these payments stopped at the end of December 2011 when the tenant vacated the space due to financial difficulties. Minimum annual rental receipts under the remaining term of the five-year non-cancellable lease are approximately $143,900, $149,400, and $128,300, for the years ending December 31, 2012, 2013, and 2014, respectively.

Note 11. Valuation and Qualifying Accounts

	Balance at beginning of year	Additions charged to expense	Deductions	Balance at end of year
Year ended December 31, 2010
Returns and allowances and doubtful accounts reserve	$462,800	$1,449,200	$1,547,700	$364,300
Year ended December 31, 2011
Returns and allowances and doubtful accounts reserve	364,300	$1,514,400	$1,346,700	$532,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of December 31, 2011, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2011.

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

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

For Part III, the information set forth in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 16, 2012, hereby is incorporated by reference into this report.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE.

ITEM 11.	EXECUTIVE COMPENSATION.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010

Notes to Consolidated Financial Statements

Exhibits

Exhibit Number	Document

3.1	Restated Articles of Incorporation, as amended and restated through May 1, 1996, incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-KSB for the year ended December 31, 2007.

3.2	Bylaws, as amended through July 13, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on July 19, 2011.

4.1	Change in Terms Agreement with Citywide Banks, dated June 28, 2006, between us and Citywide Banks, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 30, 2006.

4.2	Business Loan Agreement, dated June 28, 2006, between us and Citywide Banks, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 30, 2006.

4.3	Addendum to Loan Documents, dated June 28, 2006, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on June 30, 2006.

4.4	Promissory Note dated June 7, 2006 by us to Citywide Banks; Deed of Trust dated June 7, 2006 among us, Citywide Banks and the Public Trustee of the City and County of Denver, Colorado; Assignment of Rents dated June 7, 2006 between us and Citywide Banks; letter agreement dated June 7, 2006 regarding the change in the amount under the existing bank line of credit with Citywide Banks, incorporated by reference to Exhibit 10.0 of our Current Report on Form 8-K filed on June 12, 2006.

10.1*	Scott’s Liquid Gold-Inc. Health and Accident Plan, Plan Document and Summary Plan Description Amended and Restated Effective October 1, 2003 incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the year ended December 31, 2004.

10.2	Scott’s Liquid Gold & Affiliated Companies Employee Benefit Health And Welfare Plan Amendment #1-2004 incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K for the year ended December 31, 2004.

10.3*	Indemnification Agreement dated May 6, 1987, between the Registrant and Mark E. Goldstein; Indemnification Agreement dated December 23, 1991, between the Registrant and Dennis H. Field; Amendment to Indemnification Agreement dated January 17, 1992, between the Registrant and Dennis H. Field; Indemnification Agreement, dated July 12, 2000, between the Registrant and Jeffrey R. Hinkle; Indemnification Agreement, dated August 16, 2000, between the Registrant and Carl A. Bellini; Indemnification Agreement, dated November 2, 2000, between the Registrant and Jeffry B. Johnson; Indemnification Agreement, dated November 20, 2002 between the Registrant and Dennis P. Passantino (the foregoing Indemnification Agreements are incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K for the year ended December 31, 2008); Indemnification Agreement, dated January 26, 2004 between the Registrant and Gerald J. Laber, incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2003; and Indemnification Agreement, dated February 24, 2009 between the Registrant and Brian L. Boberick, incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed February 27, 2009.

Exhibit Number	Document

10.4	Agreement dated as of May 3, 2005 between Montagne Jeunesse International Ltd. and Neoteric Cosmetics, Inc., incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.5*	Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan and Trust Agreement, Amended and Restated Effective January 1, 2001; and Second Amendment to Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan, effective as of January 1, 2003, incorporated by reference to Exhibit 10.6 of our annual Report on Form 10-K for the year ended December 31, 2003.

10.6*	Third Amendment to Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan, effective March 28, 2005, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.7*	Scott’s Liquid Gold-Inc. 1998 Stock Option Plan, incorporated by reference to Exhibit 4.3 of our Registration Statement No. 333-51710, filed with the Commission on December 12, 2000.

10.8*	2005 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 4 of our Registration Statement No. 333-156191, filed with the Commission on December 16, 2008.

10.9	Product Development, Production and Marketing Agreement with Modec, Inc. dated April 4, 2006, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.10	Amendment to Modec Agreement dated November 9, 2007, incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-KSB for the year ended December 31, 2007.

10.11	Form of 1997 Stock Option Plan Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

10.12	Form of 1998 Stock Option Plan Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

10.13	Form of 2005 Stock Option Plan Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

10.14	Form of 1998 Stock Option Plan Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

10.15	Form of 2005 Stock Incentive Plan Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

10.16	Financing Agreement and Addendum to Financing Agreement, both dated October 31, 2008, between Summit Financial Resources, L.P. and the Company, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 4, 2008.

10.17	Guarantees, dated October 31, 2008, by SLG Plastics, Inc. Advertising Promotions Incorporated, Colorado Product Concepts, Inc., Neoteric Cosmetics, Inc., and SLG Chemicals, Inc., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 4, 2008.

10.18	First Amendment to Financing Agreement dated March 12, 2009 between Summit Financial Resources, L.P. and the Company, incorporated by reference to Exhibit 10.18 of our Annual Report on Form 10-K for the year ended December 31, 2008.

10.19	Second Amended and Restated Financing Agreement and Addendum to dated March 16, 2011 between Summit Financial Resources, L.P. and the Company, incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2011.

Exhibit Number	Document

10.20	Receivables Purchase Agreement dated March 16, 2011 between Wells Fargo Bank, National Association and Scott’s Liquid Gold, Inc., incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2011.

10.21	Receivables Purchase Agreement dated March 16, 2011 between Wells Fargo Bank, National Association and Neoteric Cosmetics, Inc., incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2011.

21	List of Subsidiaries, incorporated by reference to Exhibit 21 of the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2011.

23	Consent of Ehrhardt Keefe Steiner & Hottman PC.

24	Powers of Attorney.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1**	Section 1350 Certification.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement
**	Furnished, not filed.
***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOTT’S LIQUID GOLD-INC., a Colorado corporation

By:	/s/ Mark E. Goldstein
Mark E. Goldstein, President and Chief Executive Officer

By:	/s/ Barry J. Levine
Barry J. Levine, Treasurer, Chief Financial Officer and Chief Operating Officer

Date:	March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature
March 30, 2012	Mark E. Goldstein,)	/s/ Mark E. Goldstein
	Director, President and Chief) Executive Officer)	Mark E. Goldstein, for himself and as
March 30, 2012	Jeffrey R. Hinkle, Director)	Attorney-in-Fact for the named directors
March 30, 2012	Dennis H. Field, Director)	who constitute all of the members of the
March 30, 2012	Jeffry B. Johnson, Director)	the Board of Directors and for the named officers
March 30, 2012	Gerald J. Laber, Director)
March 30, 2012	Phil Neri, Director)
March 30, 2012	Barry J. Levine, Treasurer, Chief Financial Officer and Chief Operating Officer)