Form 10-Q
period 2012-03-31
SCOTTS LIQUID GOLD INC
filed 2012-05-21
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 14, 2012, the Registrant had 10,937,000 of its common stock, $0.10 par value per share, outstanding.

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Report may contain “forward-looking statements” within the meaning of U.S. federal securities laws. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and our performance inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of each of our significant products in the marketplace; the degree of success of any new product or product line introduction by us; competitive factors; any decrease in distribution of (i.e., retail stores carrying) our significant products; continuation of our distributorship agreements for Montagne Jeunesse skin care products and Batiste dry shampoos; the need for effective advertising of our products; limited resources available for such advertising; new competitive products and/or technological changes; dependence upon third party vendors and upon sales to major customers; changes in the regulation of our products, including applicable environmental regulations; continuing losses which could affect our liquidity; the loss of any executive officer; and other matters discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 and this Report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report.

PART I

ITEM 1.	FINANCIAL STATEMENTS.

Consolidated Statements of Operations (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Three Months Ended March 31,
	2012	2011
Net sales	$4,038,400	$3,868,400
Operating costs and expenses:
Cost of sales	2,189,400	1,991,000
Advertising	87,700	80,200
Selling	1,090,600	1,033,300
General and administrative	687,300	607,800

	4,055,000	3,712,300

(Loss) income from operations	(16,600)	156,100
Rental and other income	32,300	39,600
Interest expense	(61,800)	(69,900)

(Loss) income before income taxes	(46,100)	125,800
Income tax expense	0	0

Net (loss) income	$(46,100)	$125,800

Net (loss) income per common share (Note 2):
Basic & Diluted	$0.00	$0.01

Weighted average shares outstanding:
Basic	10,928,758	10,898,500

Diluted	10,928,758	12,136,750

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

Scott’s Liquid Gold-Inc. & Subsidiaries

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$436,900	$575,900
Trade receivables, net	1,251,700	447,900
Inventories, net	2,127,900	2,019,200
Prepaid expenses	119,400	133,400

Total current assets	3,935,900	3,176,400
Property, plant and equipment, net	10,512,900	10,632,100
Other assets	63,200	68,400

Total assets	$14,512,000	$13,876,900

Liabilities and Shareholders’ Equity
Current liabilities:
Obligations collateralized by receivables	$967,500	$277,100
Accounts payable	1,630,200	1,442,700
Accrued payroll and benefits	669,000	579,200
Accrued property taxes	68,200	230,600
Other accrued expenses	168,300	227,300
Current maturities of long-term debt	343,900	340,800

Total current liabilities	3,847,100	3,097,700
Long-term debt, net of current maturities	3,276,000	3,363,400

Total liabilities	7,123,100	6,461,100
Shareholders’ equity:
Common stock; $.10 par value, authorized 50,000,000 shares; issued and outstanding 10,937,000 shares (2012) and 10,907,000 shares (2011)	1,093,700	1,090,700
Capital in excess of par	5,463,100	5,446,900
Retained earnings	832,100	878,200

Total shareholders’ equity	7,388,900	7,415,800

Total liabilities and shareholders’ equity	$14,512,000	$13,876,900

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(46,100)	$125,800
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	123,300	124,800
Stock-based compensation	14,100	24,800
Change in assets and liabilities:
Trade receivables	(803,800)	(267,200)
Inventories	(108,700)	(585,700)
Prepaid expenses and other assets	15,100	(31,000)
Net proceeds on obligations collateralized by receivables	690,400	139,400
Accounts payable and accrued expenses	55,900	646,900

Total adjustments to net (loss) income	(13,700)	52,000

Net Cash (Used by) Provided by Operating Activities	(59,800)	177,800

Cash flows from investing activities:
Purchase of property, plant & equipment	0	(4,000)

Net Cash Used by Investing Activities	0	(4,000)

Cash flows from financing activities:
Principal payments on long-term debt	(84,300)	(81,900)
Proceeds from exercise of stock option	5,100	0

Net Cash Used by Financing Activities	(79,200)	(81,900)
Net (Decrease) Increase in Cash and Cash Equivalents	(139,000)	91,900
Cash and Cash Equivalents, beginning of period	575,900	480,700

Cash and Cash Equivalents, end of period	$436,900	$572,600

Supplemental disclosures:
Cash paid during the period for interest	$71,100	$70,300

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Notes to Consolidated Financial Statements (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

Note 1.	Organization and Summary of Significant Accounting Policies.

(a)	Company Background

Scott’s Liquid Gold-Inc. (a Colorado corporation) was incorporated on February 15, 1954. Scott’s Liquid Gold-Inc. and its wholly-owned subsidiaries (collectively, the “Company”, “we”, “our”, or “us”) develop, manufacture, market and sell quality household and skin and hair care products. We are also an exclusive distributor in the United States of Montagne Jeunesse skin sachets and Batiste dry shampoo manufactured by two other companies. Our business is comprised of two segments, household products and skin and hair care products.

(b)	Principles of Consolidation

Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

(c)	Basis of Presentation

The consolidated statements of operations, consolidated balance sheets, and the consolidated statements of cash flows included in this report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2012 and results of operations and cash flow for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with our financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011. The results of operations for the period ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

(d)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts in our financial statements of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, the realization of deferred tax assets, reserves for slow moving and obsolete inventory, customer returns and allowances, coupon redemptions, and stock-based compensation. Actual results could differ from our estimates.

(e)	Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.

(f)	Sale of Accounts Receivable

On November 3, 2008, effective as of October 31, 2008, we entered into a financing agreement with Summit Financial Resources, L.P. (“Summit”) for the purpose of improving working capital. The financing agreement with Summit was amended on March 12, 2009 and then again on March 16, 2011 (effective March 1, 2011). The agreement has a term that expires on September 1, 2012, but it may be renewed for additional 12 month periods unless either party elects to cancel in writing at least 60 days prior to September 1, 2012 and thereafter on the anniversary date of each 12 month period.

The agreement provides for a factoring line up to $1.5 million and is secured primarily by accounts receivable, inventory, any lease in which we are a lessor and all investment property and guarantees by our active subsidiaries. Under the agreement, Summit will make loans at our request and in its discretion based on: (i) its purchases of our receivables, with recourse against us, at an advance rate of 85% (or such other percentage determined by Summit in its discretion) and (ii) our inventory not to exceed certain amounts, including an aggregate maximum of $500,000. Advances under the agreement bear interest at a rate of 1.5% over the prime rate (as published in The Wall Street Journal) for the accounts receivable portion of the advances and 4.0% over the prime rate for the inventory portion of the borrowings. Consequently, our interest cost adjusts with changes in the prime rate. At March 31, 2012, the prime rate was 3.25%.

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

During the three months ended March 31, 2012, we sold approximately $2,873,400 of our accounts receivables to Summit for approximately $2,442,400. As the advance rate on these accounts receivables was 85%, we retained an interest equal to 15% of those accounts receivables. At March 31, 2012, approximately $532,500 of this credit line was available for future factoring of accounts receivable invoices.

We report these transactions, using the Financial Accounting Standards Board’s (“FASB”) authoritative guidance, as a secured borrowing rather than as a sale. As a result, affected accounts receivable are reported under Current Assets within our balance sheet as “Trade receivables, net.” Similarly, the net liability owing to Summit appears as “Obligations collateralized by receivables” within the Current Liabilities section of our balance sheet. Net proceeds received on obligations collateralized by receivables appear as cash provided by operating activities within our Consolidated Statements of Cash Flows.

On March 16, 2011, under a consent agreement from Summit, we entered into a financing agreement with Wells Fargo Bank, National Association (“Wells Fargo”) for the purpose of further lowering the cost of borrowing associated with the financing of our accounts receivable. Pursuant to this agreement, we may sell accounts receivables from our largest customer at a discount to Wells Fargo; provided, however, that Wells Fargo may reject offers to purchase such receivables in its discretion. These receivables may be purchased by Wells Fargo at a cost to us equal to LIBOR plus 1.15% per annum. The LIBOR rate used depends on the days to maturity of the receivable sold, typically ranging from 102 to 105 days. At March 31, 2012, Wells Fargo used the 104-day LIBOR rate of 0.57%.

The agreement has no fixed termination date, but continues unless terminated by either party giving 30 days prior written notice to the other party. During the three months ended March 31, 2012, we sold approximately $402,900 of our relevant accounts receivable to Wells Fargo for approximately $397,100. The difference between the invoiced amount of the receivable and the cash that we received from Wells Fargo is a cost to us. This cost is in lieu of any cash discount our customer would have been allowed and, thus, is treated in a manner consistent with standard trade discounts granted to our customers.

The reporting of the sale of accounts receivables to Wells Fargo is treated as a sale rather than as a secured borrowing. As a result, affected accounts receivables are relieved from our financial statements upon receipt of the cash proceeds.

(g)	Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost (first-in, first-out method) or market. We record a reserve for slow moving and obsolete products and raw materials. We estimate this reserve based upon historical and anticipated sales.

Inventories were comprised of the following at:

	March 31, 2012	December 31, 2011
Finished goods	$1,095,300	$1,191,000
Raw materials	1,271,600	1,067,200
Inventory reserve for obsolescence	(239,000)	(239,000)

	$2,127,900	$2,019,200

(h)	Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from three to 45 years. Building structures and building improvements are estimated to have useful lives of 35 to 45 years and three to 20 years, respectively. Production equipment and production support equipment are estimated to have useful lives of 15 to 20 years and three to 10 years, respectively. Office furniture and office machines are estimated to have useful lives of 10 to 20 and three to five years, respectively. Carpets, drapes and company vehicles are estimated to have useful lives of five to 10 years. Maintenance and repairs are expensed as incurred. Improvements that extend the useful lives of the asset or provide improved efficiency are capitalized.

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

The recorded amounts for cash and cash equivalents, receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. Our long-term debt bears interest at a fixed rate that adjusts annually on the anniversary date to the then prime rate. The carrying value of our long-term debt approximates fair value as of March 31, 2012 and December 31, 2011.

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

As of December 31, 2011, due to changes in the real estate market in Denver, Colorado, we conducted an evaluation into the fair value impairment of our property, plant and equipment with particular attention to our land and office, warehouse and manufacturing buildings (the “Facilities”). The Facilities have an original cost of $17,485,800 and a depreciated book value at December 31, 2011 of approximately $10,068,900. We evaluated the value of the Facilities using both an income capitalization approach and a market value approach. This evaluation returned a range of fair value estimates between approximately $10.1 million to $10.6 million. Based upon this evaluation, we found there to be no impairment in the carrying values of our long-lived assets at December 31, 2011. Moreover, there have been no events or changes in circumstances that would indicate that the fair value has declined as of March 31, 2012. The valuation of our Facilities, however, can be affected by future events, including changes in the economy and the commercial real estate market in which our Facilities are located.

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

(l)	Revenue Recognition

Our revenue recognition policy is significant because the amount and timing of revenue is a key component of our results of operations. We follow guidance issued by FASB, which requires that certain criteria be met in order to recognize revenue. If this criteria is not met, then the associated revenue is deferred until it is met. In our case, the criteria generally is met when we have an arrangement to sell a product, we have delivered the product in accordance with that arrangement, the sales price of the product is determinable and we believe that we will be paid for the sale.

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

At March 31, 2012 and December 31, 2011 approximately $281,800 and $497,000, respectively, had been reserved for as a reduction of accounts receivable, and approximately $10,000 and $85,000, respectively, had been reserved as current liabilities. Trade promotions to our customers and incentives such as coupons to the consumer are deducted from gross sales and totaled $354,400 and $267,600 for the quarters ended March 31, 2012 and 2011, respectively.

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

During the three months ended March 31, 2012, we granted 100,000 options for shares of our common stock to an executive officer at a price of $0.24 per share. The options which vest ratably over forty-eight months, or upon a change in control, and which expire after five years, were granted at 120% of the market value as of the date of grant. No stock options were granted during the first quarter of 2011. Please see Note 2 to our Consolidated Financial Statements (Unaudited) for information regarding the 433,800 fewer stock options outstanding at March 31, 2012 than at March 31, 2011.

The weighted average fair market value of the options granted in the first quarter of 2012 was estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

March 31, 2011
Expected life of options (using the “simplified” method)	4.5 years
Average risk-free interest rate	0.9%
Average expected volatility of stock	144%
Expected dividend rate	None

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) under authoritative guidance issued by the FASB was $14,100 and $24,800 in the three months ended March 31, 2012 and 2011, respectively. Approximately $114,900 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next 48 months. In accordance with this same authoritative guidance, there was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible. With respect to the non-cash expense associated with the options granted to the non-employee directors, no tax benefit was recognized due to the existence of as yet unutilized net operating losses. At such time as these operating losses have been utilized and a tax benefit is realized from the issuance of non-qualified stock options, a corresponding tax benefit may be recognized.

(o)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out and nominal outside warehousing costs as selling expenses. Other selling expenses consist primarily of wages and benefits for sales and sales support personnel, travel, brokerage commissions and promotional costs, as well as certain other indirect costs. Shipping and handling costs totaled $346,200 and $358,400 for the quarters ended March 31, 2012 and 2011, respectively.

General and administrative expenses consist primarily of wages and benefits associated with management and administrative support departments, business insurance costs, professional fees, office facility related expenses, and other general support costs.

Note 2.	Earnings per Share.

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

The potentially dilutive securities are comprised of outstanding stock options of 1,499,750 and 1,933,550 at March 31, 2012 and 2011, respectively, a decrease of 433,800 or 22.4%. This decrease is due to stock options being exercised and expiring. At March 31, 2012, potentially dilutive securities were excluded from the computation of weighted average shares outstanding due to their anti-dilutive effect. At March 31, 2011, those securities for which the average market price for the three months ended March 31, 2011 exceeded the exercise price total approximately 1,238,250 shares.

The following is a reconciliation of the weighted average number of common shares outstanding for the three months ended March 31:

	2012	2011
Common shares outstanding, beginning of the year	10,907,000	10,898,500
Weighted average common shares issued	21,758	0

Weighted average number of common shares outstanding	10,928,758	10,898,500
Dilutive effect of common share equivalents	0	1,238,250

Diluted weighted average number of common shares outstanding	10,928,758	12,136,750

We have authorized 20,000,000 shares of preferred stock issuable in one or more series, none of which are issued or outstanding as of March 31, 2012.

Note 3.	Segment Information.

We operate in two different segments: household products and skin and hair care products. Our products are sold nationally and internationally (primarily Canada), directly through our sales force and indirectly through independent brokers, to mass merchandisers, drugstores, supermarkets, hardware stores and other retail outlets and to wholesale distributors. We have chosen to organize our business around these segments based on differences in the products sold.

Accounting policies for our segments are the same as those described in Note 1. We evaluate segment performance based on segment income or loss before profit sharing, bonuses, income taxes and nonrecurring gains and losses.

The following provides information on our segments for the three months ended March 31:

	2012		2011
	Household Products	Skin and Hair Care Products	Household Products	Skin and Hair Care Products
Net sales to external customers	$1,322,300	$2,716,100	$1,560,100	$2,308,300

(Loss) income before profit sharing, bonuses and income taxes	$(342,800)	$296,700	$(42,700)	$168,500

Identifiable assets	$2,394,600	$4,336,700	$2,969,500	$4,102,300

The following is a reconciliation of segment information to consolidated information for the three months ended March 31:

	2012	2011
Net sales to external customers	$4,038,400	$3,868,400

(Loss) income before profit sharing, bonuses and income taxes	$(46,100)	$125,800

Consolidated (loss) income before income taxes	$(46,100)	$125,800

Identifiable assets	$6,731,300	$7,071,800
Corporate assets	7,780,700	8,140,200

Consolidated total assets	$14,512,000	$15,212,000

Corporate assets noted above are comprised primarily of our cash and investments, and property and equipment not directly associated with the manufacturing, warehousing, shipping and receiving activities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Our consolidated net sales for the first quarter of 2012 were $4,038,400 versus $3,868,400 for the first quarter of 2011, an increase of $170,000 or 4.4%. We saw a 17.3% increase in net sales of the skin and hair care products that we distribute for other companies and an 18.2% increase in net sales of our own line of skin care products. These latter increases were offset in part by a 15.2% decrease in sales of our household products.

Our net loss for the first quarter of 2012 was $46,100 versus net income of $125,800 in the first quarter of 2011. The loss for 2012 compared to the net income for 2011 resulted primarily from: (1) increases in trade promotions to our customers; (2) increases in costs of sales as detailed below; and (3) increases in operating expenses as detailed below.

Summary of Results as a Percentage of Net Sales

	Year Ended December 31,	Three Months Ended March 31,
	2011	2011	2012
Net sales
Household products	38.0%	32.7%	40.3%
Skin and hair care products	62.0%	67.3%	59.7%

Total Net Sales	100.0%	100.0%	100.0%
Cost of Sales	54.8%	54.2%	51.5%

Gross profit	45.2%	45.8%	48.5%
Other revenue	1.0%	0.8%	1.1%

	46.2%	46.6%	49.6%
Operating expenses	48.8%	46.2%	44.5%
Interest expense	1.5%	1.5%	1.8%

	50.3%	47.7%	46.3%

Income (loss) before income taxes	(4.1%)	(1.1%)	3.3%

Our gross margins may not be comparable to those of other companies because some companies include all of the costs related to their distribution network in cost of sales. In contrast, other companies, like us, exclude a portion of these costs (i.e., freight out to customers and nominal outside warehouse costs) from gross margin. Instead, we include them as part of selling expenses. See Note 1(o), “Operating Costs and Expenses Classification”, to our Consolidated Financial Statements (Unaudited) in Item 1.

Comparative Net Sales

	Three Months Ended March 31,		Percentage Increase
	2012	2011	(Decrease)
Scott’s Liquid Gold® and other household products	$1,228,400	$1,450,400	(15.3%)
Touch of Scent®	93,900	109,700	(14.4%)

Total household products	1,322,300	1,560,100	(15.2%)

Alpha Hydrox®, Diabetic cream and shampoo and other skin care products	1,130,100	956,000	18.2%
Montagne Jeunesse and Batiste dry shampoo	1,586,000	1,352,300	17.3%

Total skin and hair care products	2,716,100	2,308,300	17.7%

Total net sales	$4,038,400	$3,868,400	4.4%

During the first quarter of 2012, net sales of skin and hair care products accounted for 67.3% of consolidated net sales compared to 59.7% for 2011. The net sales of these products for that period were $2,716,100 in 2012 compared to $2,308,300 in 2011, an increase of $407,800 or about 17.7%. The net sales of our Alpha Hydrox® and other manufactured skin care products were $1,130,100 in the first quarter of 2012 versus $956,000 in 2011, an increase of $174,100 or about 18.2%. This increase is primarily attributable to increased distribution at new and existing customers.

The net sales of Montagne Jeunesse and Batiste dry shampoo were $1,586,000 in the first quarter of 2012 versus $1,352,300 in 2011, an increase of $233,700 or about 17.3%. This increase is primarily attributable to increased distribution at new and existing customers and the improved placement of our products at existing customers.

Sales of household products for the first quarter of 2012 accounted for 32.7% of consolidated net sales compared to 40.3% for the same period in 2011. During the first three months of 2012, the sales of our household products were $1,322,300 as compared to $1,560,100 for the same period in 2011, a decrease of $237,800 or about 15.2%. This decrease reflects primarily decreased distribution in our Clean Screen and Little Clean Screen products. The decline in sales of Clean Screen appears to be the result of new competitors in the segment including competitors with significant name brand recognition. Sales of our Touch of Scent® air fresheners were down by $15,800 or about 14.4%.

Due to the decline in sales and distribution of Mold Control 500, this product will be discontinued after 2012. We attribute this decline to the following three primary factors: (1) generally lower actual consumer demand than anticipated; (2) the product is effective, but expensive; and (3) the product involves a delivery system considered by many not to be consumer friendly.

We paid our customers a total of $354,400 in the first quarter of 2012 versus $267,700 in 2011, an increase of $86,700 or about 32.4% for trade promotions to support price features, displays and other merchandising of our products.

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

From January 1, 2009 through March 31, 2012, our product returns (as a percentage of gross revenue) have averaged as follows: (1) 0.7% for household products; (2) 1.0% for Montagne Jeunesse products; and (3) 1.0% for our Alpha Hydrox® and other skin care products. The level of returns as a percentage of gross revenue for the household products and Montagne Jeunesse products have remained fairly constant since January 1, 2009 while our Alpha Hydrox® and other skin care products have fluctuated. More recently, as the sales of our skin care products and the number of retailers carrying our products have increased, we have seen a decrease in returns as a percentage of gross revenues. Our product returns (indicated as a percentage of gross revenues) for the three months ended March 31, 2012 were nominal.

On a consolidated basis, cost of sales was $2,189,400 during the first three months of 2012 compared to $1,991,000 for the same period in 2011, an increase of $198,400 or about 10.0%, on a sales increase of 4.4%. As a percentage of consolidated net sales, cost of sales was 54.2% in 2012 versus 51.5% in 2011. With respect to our skin and hair care products, the cost of sales declined to 50.2% in first quarter of 2012 as compared to 50.4% in the first quarter of 2011. Household products, however, experienced a rise in cost of sales from 53.1% in the first three months of 2011 compared to 62.5% for the same period in 2012. The change in cost of sales percentage reflects primarily increases in petroleum-based raw materials and certain other raw materials for our household products.

Operating Expenses, Interest Expense and Other Income

	Three Months Ended March 31,		Percentage Increase
	2012	2011	(Decrease)
Operating Expenses
Advertising	$87,700	$80,200	9.4%
Selling	1,090,600	1,033,300	5.5%
General & Administrative	687,300	607,800	13.1%

Total operating expenses	$1,865,600	$1,721,300	8.4%

Rental and Other Income	$32,300	$39,600	18.4%

Interest Expense	$61,800	$69,900	11.6%

Our operating expenses increased by $144,300 or 8.4% in the first three months of 2012 when compared to the same period in 2011. These expenses consist primarily of advertising, selling and general and administrative expenses and are discussed below.

Advertising expenses for the first three months of 2012 were $87,700 compared to $80,200 for the comparable quarter of 2011, an increase of $7,500 or 9.4%, none of which by itself is significant.

Selling expenses for the first quarter of 2012 were $1,090,600 compared to $1,033,300 for the comparable three months of 2011, an increase of $57,300 or 5.5%. The increase was comprised primarily of an increase of $83,600 in rebates for our household and skin and hair care products offset by a decrease of $27,900 related to display and other promotional expenses.

General and administrative expenses for the first three months of 2012 were $687,300 compared to $607,800 for the same period of 2011, an increase of $79,500, or 13.1%. This increase is attributable to the following two primary factors: (1) recent changes in personnel within our finance and accounting group; and (2) an increase in expenses for audit fees and legal fees.

Rental and other income for the first three months of 2012 of $32,300 included $31,600 of net rental receipts and $700 in interest earned on our cash reserves. This compares to total rental and other income in 2011 of $39,600 which included $38,300 of net rental receipts and $1,300 in interest earned on our cash reserves. The decrease in rental income is due to a tenant leasing one-half floor of our office building stopping payments at the end of December 2011 when the tenant vacated the space due to financial difficulties.

Interest expense for the first quarter of 2012 was $61,800 and included $21,100 in administrative fees incurred relative to the sale of accounts receivable invoices to Summit. Interest expense for the first quarter of 2011 was $69,900 and included $22,200 in collateral management fees paid to Summit. The overall decrease in interest expense is the combined result of lower rates with Summit and a new financing arrangement with Wells Fargo, both of which came into effect in March 2011.

Liquidity and Capital Resources

Citywide Loan

On June 28, 2006, we entered into a loan with a fifteen year amortization with Citywide Banks (the “Bank”) for $5,156,600 secured by the land, building and fixtures at our Denver, Colorado facilities. Interest on the bank loan is at the prime rate as published in The Wall Street Journal, adjusted annually each June. At March 31, 2012, this rate was 3.25%. The loan requires 180 monthly payments of approximately $38,200 each. The loan agreement contains a number of covenants, including the requirement for us to maintain a current ratio of at least 1:1 and a ratio of consolidated long-term debt to consolidated net worth of not more than 1:1. These ratios are to be calculated in accordance with generally accepted accounting principles in the United States. We may not declare any dividends that would result in a violation of either of these covenants.

Affirmative covenants in the loan agreement include, among other things, compliance in all material respects with applicable laws and regulations and compliance with our agreements with other parties which materially affect our financial condition. Negative covenants in the loan agreement include, among other things, that without the consent of the Bank, we do not: (1) sell, lease or grant a security interest in our assets; (2) engage in any business activity substantially different than those in which we are presently engaged; (3) sell assets out of the ordinary course of business; or (4) purchase another entity or an interest in another entity. We met the foregoing requirements for the quarter ending March 31, 2012.

Financing Agreements

Please see Note 1(f) to our Consolidated Financial Statements (Unaudited) for information on our financing agreements with Summit and Wells Fargo.

Liquidity

At March 31, 2012, we had $436,900 in cash and approximately $532,500 of our credit line with Summit was available for future borrowing. Our net cash used by operating activities in the first quarter of 2012 increased by $237,600 to $59,800 as compared to the first quarter of 2011. For the quarter ended March 31, 2012, the primary components of working capital that significantly affected operating cash flows are the following: (1) trade receivables net of proceeds on obligations collateralized by those receivables were $113,400 more at March 31, 2012 than at December 31, 2011 due primarily to higher sales during March 2012 than December 2011; (2) inventory at March 31, 2012 was $108,700 more than at December 31, 2011 due primarily to the increased sales activity; and (3) an operating loss for the first quarter of 2012 of $46,100.

We anticipate that our existing cash and our cash flow from operations, together with our current borrowing arrangements with Summit and Wells Fargo, will be sufficient to meet our cash requirements for the next 12 months. We do not have any significant capital expenditures planned for 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLSOURES ABOUT MARKET RISKS.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of March 31, 2012, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results.

ITEM 6.	EXHIBITS.

Exhibit Number	Document

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1*	Section 1350 Certification

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished, not filed.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOTT’S LIQUID GOLD-INC.

By:	/s/ Mark E. Goldstein
Mark E. Goldstein
President, Chief Executive Officer and Chairman of the Board

By:	/s/ Barry J. Levine
Barry J. Levine
Treasurer, Chief Financial Officer and Chief Operating Officer

Date:	May 21, 2012

EXHIBIT INDEX

Exhibit Number	Document

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1*	Section 1350 Certification

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished, not filed.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.