Form 10-Q
period 2012-06-30
SCOTTS LIQUID GOLD INC
filed 2012-08-14
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 001-13458

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

As of August 10, 2012, the Registrant had 10,937,000 of its common stock, $0.10 par value per share, outstanding.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS.

Consolidated Statements of Operations (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$3,717,500	$3,996,800	$7,755,900	$7,865,200
Operating costs and expenses:
Cost of sales	2,097,800	2,035,800	4,287,100	4,026,800
Advertising	107,800	168,200	195,400	248,400
Selling	1,164,200	1,125,000	2,254,800	2,158,300
General and administrative	668,600	604,900	1,355,900	1,212,700

	4,038,400	3,933,900	8,093,200	7,646,200

(Loss) income from operations	(320,900)	62,900	(337,300)	219,000
Rental and other income	32,300	42,400	64,600	82,000
Interest expense	(66,000)	(54,300)	(127,900)	(124,200)

(Loss) income before income taxes	(354,600)	51,000	(400,600)	176,800
Income tax expense	0	0	0	0

Net (loss) income	$(354,600)	$51,000	$(400,600)	$176,800

Net (loss) income per common share (Note 2):
Basic	$(0.03)	$0.01	$(0.04)	$0.02

Diluted	$(0.03)	$0.00	$(0.04)	$0.01

Weighted average shares outstanding:
Basic	10,937,000	10,898,500	10,932,856	10,898,500

Diluted	10,937,000	12,207,750	10,932,856	12,207,750

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

Scott’s Liquid Gold-Inc. & Subsidiaries

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$163,600	$575,900
Trade receivables, net	993,300	447,900
Inventories, net	2,154,500	2,019,200
Prepaid expenses	129,900	133,400

Total current assets	3,494,700	3,176,400
Property, plant and equipment, net	10,393,500	10,632,100
Other assets	58,000	68,400

Total assets	$13,946,200	$13,876,900

Liabilities and Shareholders’ Equity
Current liabilities:
Obligations collateralized by receivables	$924,200	$277,100
Accounts payable	1,605,600	1,442,700
Accrued payroll and benefits	601,600	579,200
Accrued property taxes	93,700	230,600
Other accrued expenses	84,900	227,300
Current maturities of long-term debt	346,800	340,800

Total current liabilities	3,710,200	3,097,700
Long-term debt, net of current maturities	3,188,400	3,363,400

Total liabilities	6,898,600	6,461,100
Shareholders’ equity:
Common stock; $0.10 par value, authorized 50,000,000 shares; issued and outstanding 10,937,000 shares (2012) and 10,907,000 shares (2011)	1,093,700	1,090,700
Capital in excess of par	5,476,300	5,446,900
Retained earnings	477,600	878,200

Total shareholders’ equity	7,047,600	7,415,800

Total liabilities and shareholders’ equity	$13,946,200	$13,876,900

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(400,600)	$176,800

Adjustment to reconcile net (loss) income to net cash (used by) provided by operating activities:
Depreciation and amortization	238,600	249,600
Stock-based compensation	27,300	41,700
Change in assets and liabilities:
Trade receivables	(545,400)	(1,057,300)
Inventories	(135,300)	(825,300)
Prepaid expenses and other assets	13,900	57,000
Net proceeds on obligations collateralized by receivables	647,100	1,302,600
Accounts payable and accrued expenses	(94,000)	235,200

Total adjustments to net (loss) income	152,200	3,500

Net Cash (Used by) Provided by Operating Activities	(248,400)	180,300

Cash flow from investing activities:
Purchase of property, plant and equipment	0	(4,000)

Net Cash Used by Investing Activities	0	(4,000)

Cash flow from financing activities:
Principal payments on long-term debt	(169,000)	(163,900)
Proceeds from exercise of stock options	5,100	0

Net Cash Used by Financing Activities	(163,900)	(163,900)

Net (Decrease) Increase in Cash and Cash Equivalents	(412,300)	12,400
Cash and Cash Equivalents, beginning of period	575,900	480,700
Cash and Cash Equivalents, end of period	$163,600	$493,100

Supplemental disclosures:
Cash paid during the period for interest	$125,900	$124,600

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Notes to Consolidated Financial Statements (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

Note	1. Organization and Summary of Significant Accounting Policies.

(a)	Company Background

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

The Consolidated Statements of Operations, Consolidated Balance Sheets, and the Consolidated Statements of Cash Flows included in this report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2012 and results of operations and cash flow for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with our financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011. The results of operations for the period ended June 30, 2012 are not necessarily indicative of the operating results for the full year.

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

On November 3, 2008, effective as of October 31, 2008, we entered into a financing agreement with Summit Financial Resources, L.P. (“Summit”) for the purpose of improving working capital. The financing agreement with Summit was amended on March 12, 2009, March 16, 2011 (effective March 1, 2011) and then again on June 29, 2012 (effective July 1, 2012). The agreement has a term that expires on January 1, 2014, but it may be renewed for additional 12 month periods unless either party elects to cancel in writing at least 60 days prior to January 1, 2014 and thereafter on the anniversary date of each 12 month period.

The agreement provides for a factoring line up to $1.5 million and is secured primarily by accounts receivable, inventory, any lease in which we are a lessor and all investment property and guarantees by our active subsidiaries. Under the agreement, Summit will make loans at our request and in its discretion based on: (i) its purchases of our receivables, with recourse against us, at an advance rate of 85% (or such other percentage determined by Summit in its discretion) and (ii) our inventory not to exceed certain amounts, including an aggregate maximum of $500,000. Prior to the recent amendment on June 29, 2012, advances under the agreement had an interest rate of 1.5% over the prime rate (as published in The Wall Street Journal) for the accounts receivable portion of the advances and 4.0% over the prime rate for the inventory portion of the borrowings. The recent amendment reduced these interest rates to 1.0% over the prime rate for the accounts receivable portion and 2.5% over the prime rate for the inventory portion. Consequently, our interest cost adjusts with changes in the prime rate. At June 30, 2012, the prime rate was 3.25%.

In addition, prior to the recent amendment on June 29, 2012, there was an administrative fee of 1.0% per month on the average monthly outstanding loan on the receivable portion of any advance and 1.35% per month on the average monthly outstanding loan on the inventory portion of any advance. The recent amendment reduced these administrative fees to 0.85% per month on the average monthly outstanding loan on the receivable portion of any advance if the average quarterly loan in the prior quarter was less than or equal to $1,000,000, and to 0.75% if the average quarterly loan in the prior quarter was greater than $1,000,000 and to 1.0% per month on the average monthly outstanding loan on the inventory portion of any advance.

The agreement provides that neither we nor our active subsidiaries may engage in a change in control transaction without the prior written consent of Summit. Events of default include, but are not limited to, our failure to make a payment when due or a default occurring on any of our other indebtedness.

During the six months ended June 30, 2012, we sold approximately $5,615,200 of our accounts receivables to Summit for approximately $4,772,900. As the advance rate on these accounts receivables was 85%, we retained an interest equal to 15% of those accounts receivables. At June 30, 2012, approximately $575,800 of this credit line was available for future factoring of accounts receivable invoices and borrowings secured by our inventory.

We report these transactions, using the Financial Accounting Standards Board’s (“FASB”) authoritative guidance, as a secured borrowing rather than as a sale. As a result, affected accounts receivable are reported under Current Assets within our balance sheet as “Trade receivables, net.” Similarly, the net liability owing to Summit appears as “Obligations collateralized by receivables” within the Current Liabilities section of our balance sheet. Net proceeds received on obligations collateralized by receivables appear as cash provided by operating activities within our Consolidated Statements of Cash Flow.

On March 16, 2011, under a consent agreement from Summit, we entered into a financing agreement with Wells Fargo Bank, National Association (“Wells Fargo”) for the purpose of further lowering the cost of borrowing associated with the financing of our accounts receivable. Pursuant to this agreement, we may sell accounts receivables from our largest customer at a discount to Wells Fargo; provided, however, that Wells Fargo may reject offers to purchase such receivables in its discretion. These receivables may be purchased by Wells Fargo at a cost to us equal to LIBOR plus 1.15% per annum. The LIBOR rate used depends on the days to maturity of the receivable sold, typically ranging from 102 to 105 days. At June 28, 2012, Wells Fargo used the 104-day LIBOR rate of 0.56%.

The agreement has no fixed termination date, but continues unless terminated by either party giving 30 days prior written notice to the other party. During the six months ended June 30, we sold approximately $1,760,900 of our relevant accounts receivable to Wells Fargo for approximately $1,720,100. The difference between the invoiced amount of the receivable and the cash that we received from Wells Fargo is a cost to us. This cost is in lieu of any cash discount our customer would have been allowed and, thus, is treated in a manner consistent with standard trade discounts granted to our customers.

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

Inventories were comprised of the following at:

	June 30, 2012	December 31, 2011
Finished goods	$1,075,200	$1,191,000
Raw materials	1,239,300	1,067,200
Inventory reserve for obsolescence	(160,000)	(239,000)

	$2,154,500	$2,019,200

(h)	Property, Plant and Equipment

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

The recorded amounts for cash and cash equivalents, receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. Our long-term debt bears interest at a fixed rate that adjusts annually on the anniversary date to the then prime rate. The carrying value of our long-term debt approximates fair value as of June 30, 2012 and December 31, 2011.

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

As of December 31, 2011, due to changes in the real estate market in Denver, Colorado, we conducted an evaluation into the fair value impairment of our property, plant and equipment with particular attention to our land and office, warehouse and manufacturing buildings (the “Facilities”). The Facilities have an original cost of $17,485,800 and a depreciated book value at December 31, 2011 of approximately $10,068,900. We evaluated the value of the Facilities using both an income capitalization approach and a market value approach. This evaluation returned a range of fair value estimates between approximately $10.1 million to $10.6 million. Based upon this evaluation, we found there to be no impairment in the carrying values of our long-lived assets at December 31, 2011. Moreover, there have been no events or changes in circumstances that would indicate that the fair value has declined as of June 30, 2012. The valuation of our Facilities, however, can be affected by future events, including changes in the economy and the commercial real estate market in which our Facilities are located.

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

At June 30, 2012 and December 31, 2011 approximately $278,400 and $497,000, respectively, had been reserved for as a reduction of accounts receivable, and approximately $10,000 and $85,000, respectively, had been reserved as current liabilities. Trade promotions to our customers and incentives such as coupons to the consumer are deducted from gross sales and totaled $892,900 and $556,200 for the six months ended June 30, 2012 and 2011, respectively.

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

During the six months ended June 30, 2012, we granted 100,000 options for shares of our common stock to an executive officer at a price of $0.24 per share. The options which vest ratably over 48 months, or upon a change in control, and which expire after five years, were granted at 120% of the market value as of the date of grant. No stock options were granted during the first six months of 2011. Please see Note 2 to our Consolidated Financial Statements (Unaudited) for information regarding the 500,200 fewer stock options outstanding at June 30, 2012 than at June 30, 2011.

The weighted average fair market value of the options granted in the first six months of 2012 was estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

June 30, 2012
Expected life of options (using the “simplified method”)	4.5 years
Average risk-free interest rate	0.9%
Average expected volatility of stock	144%
Expected dividend rate	None

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) under authoritative guidance issued by the FASB was $27,300 and $41,700 in the six months ended June 30, 2012 and 2011, respectively. Approximately $101,700 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next 48 months. In accordance with this same authoritative guidance, there was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible. With respect to the non-cash expense associated with the options granted to the non-employee directors, no tax benefit was recognized due to the existence of as yet unutilized net operating losses. At such time as these operating losses have been utilized and a tax benefit is realized from the issuance of non-qualified stock options, a corresponding tax benefit may be recognized.

(o)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out and nominal outside warehousing costs as selling expenses. Other selling expenses consist primarily of wages and benefits for sales and sales support personnel, travel, brokerage commissions and promotional costs, as well as certain other indirect costs. Shipping and handling costs totaled $684,000 and $721,000 for the six months ended June 30, 2012 and 2011, respectively.

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

The potentially dilutive securities are comprised of outstanding stock options of 1,433,350 and 1,933,550 at June 30, 2012 and 2011, respectively, a decrease of 500,200 or 25.9%. This decrease is due primarily to stock options expiring as well as a more limited number of stock options being exercised. At June 30, 2012, potentially dilutive securities were excluded from the computation of weighted average shares outstanding due to their anti-dilutive effect.

The following is a reconciliation of the weighted average number of common shares outstanding for the three and six months ended June 30, 2012 and 2011:

	2012
	Three Months	Six Months
Common shares outstanding, beginning of the period	10,937,000	10,907,000
Weighted average common shares issued	0	25,856

Weighted average number of common shares outstanding	10,937,000	10,932,856
Dilutive effect of common share equivalents	0	0

Diluted weighted average number of common shares outstanding	10,937,000	10,932,856

	2011
	Three Months	Six Months
Common shares outstanding, beginning of the period	10,898,500	10,898,500
Weighted average common shares issued	0	0

Weighted average number of common shares outstanding	10,898,500	10,898,500
Dilutive effect of common share equivalents	1,309,250	1,309,250

Diluted weighted average number of common shares outstanding	12,207,750	12,207,750

We have authorized 20,000,000 shares of preferred stock issuable in one or more series, none of which are issued or outstanding as of June 30, 2012.

Note	3. Segment Information.

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

Accounting policies for our segments are the same as those described in Note 1. We evaluate segment performance based on segment income or loss before income taxes.

The following provides information on our segments for the three and six months ended June 30:

	Three Months Ended June 30,
	2012		2011
	Household Products	Skin and Hair Care Products	Household Products	Skin and Hair Care Products
Net sales to external customers	$1,212,200	$2,205,300	$1,537,900	$2,458,900

(Loss) income before income taxes	$(399,500)	$44,900	$(168,000)	$219,000

Identifiable assets	$2,307,200	$4,260,200	$2,568,000	$4,340,100

	Six Months Ended June 30,
	2012		2011
	Household Products	Skin and Hair Care Products	Household Products	Skin and Hair Care Products
Net sales to external customers	$2,549,700	$5,206,200	$3,098,000	$4,767,200

(Loss) income before income taxes	$(747,200)	$346,600	$(210,700)	$387,500

Identifiable assets	$2,307,200	$4,260,200	$2,568,000	$4,340,100

The following is a reconciliation of segment information to consolidated information for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales to external customers	$3,717,500	$3,996,800	$7,755,900	$7,865,200

(Loss) income before income taxes	$(354,600)	$51,000	$(400,600)	$176,800

Consolidated (loss) income before income taxes	$(354,600)	$51,000	$(400,600)	$176,800

Identifiable assets	$6,567,400	$6,908,100	$6,567,400	$6,908,100
Corporate assets	7,378,800	7,983,500	7,378,800	7,983,500

Consolidated total assets	$13,946,200	$14,891,600	$13,946,200	$14,891,600

Corporate assets noted above are comprised primarily of our cash and investments, and property and equipment not directly associated with the manufacturing, warehousing, shipping and receiving activities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Our consolidated net sales for the first six months of 2012 were $7,755,900 versus $7,865,200 for the first six months of 2011, a decrease of $109,300 or 1.4%. We saw a 15.0% increase in net sales of our own line of skin care products and a 5.4% increase in net sales of the skin and hair care products that we distribute for other companies. These increases were offset in part by a 17.7% decrease in sales of our household products.

Our consolidated net sales for the second quarter of 2012 were $3,717,500 versus $3,996,800 for the second quarter of 2011, a decrease of $279,300 or 7.0%. We saw a 5.1% increase in net sales of the skin and hair care products that we distribute for other companies and a 3.3% decrease in net sales of our own line of skin care products. There was also a 21.2% decrease in sales of our household products.

Our net loss for the first six months of 2012 was $400,600 versus net income of $176,800 in the first six months of 2011. Our net loss for the second quarter of 2012 was $354,600 versus net income of $51,000 in the second quarter of 2011. The loss for the first six months and second quarter of 2012 compared to the net income for the same periods in 2011 resulted primarily from: (1) increases in trade promotions to our customers; (2) increases in costs of sales as detailed below; and (3) increases in operating expenses as detailed below.

We made a strategic decision in the first six months of 2012 to invest in our products earlier in the year by increasing our trade promotions to our customers. We believe that this investment will help increase the distribution of our products to both new and existing customers. We do not expect that our investment in promotions will be as high in the second half of 2012.

Summary of Results as a Percentage of Net Sales

	Year Ended December 31,	Six Months Ended June 30,
	2011	2012	2011
Net sales
Household products	38.0%	32.9%	39.4%
Skin and hair care products	62.0%	67.1%	60.6%

Total net sales	100.0%	100.0%	100.0%
Cost of sales	54.8%	55.3%	51.2%

Gross profit	45.2%	44.7%	48.8%
Other revenue	1.0%	0.8%	1.0%

	46.2%	45.5%	49.8%
Operating expenses	48.8%	49.1%	46.0%
Interest expense	1.5%	1.6%	1.6%

	50.3%	50.7%	47.6%

(Loss) income before taxes	(4.1%)	(5.2%)	2.2%

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

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Comparative Net Sales

	Six Months Ended June 30,		Percentage Increase
	2012	2011	(Decrease)
Scott’s Liquid Gold® and other household products	$2,413,800	$2,871,600	(15.9%)
Touch of Scent®	135,900	226,400	(40.0%)

Total household products	2,549,700	3,098,000	(17.7%)

Alpha Hydrox®, Diabetic cream and shampoo and other skin care products	2,174,800	1,890,600	15.0%
Montagne Jeunesse and Batiste dry shampoo	3,031,400	2,876,600	5.4%

Total skin and hair care products	5,206,200	4,767,200	9.2%

Total net sales	$7,755,900	$7,865,200	(1.4%)

During the first six months of 2012, net sales of skin and hair care products accounted for 67.1% of consolidated net sales compared to 60.6% for the same period in 2011. The net sales of these products for that period were $5,206,200 in 2012 compared to $4,767,200 for the same period in 2011, an increase of $439,000 or 9.2%.

The net sales of our Alpha Hydrox® and other manufactured skin care products were $2,174,800 in the first six months of 2012 versus $1,890,600 for the same period in 2011, an increase of $284,200 or 15.0%. This increase is primarily attributable to increased distribution at new and existing customers and the improved placement of our products at existing customers.

The net sales of Montagne Jeunesse and Batiste dry shampoo were $3,031,400 in the first six months of 2012 versus $2,876,000 for the same period in 2011, an increase of $154,800 or 5.4%. This increase is primarily attributable to increased distribution at new and existing customers and the improved placement of our products at existing customers.

Sales of household products for the first six months of 2012 accounted for 32.9% of consolidated net sales compared to 39.4% for the same period in 2011. During the first six months of 2012, the sales of our household products were $2,549,700 as compared to $3,098,000 for the same period in 2011, a decrease of $548,300 or 17.1%. This decrease reflects primarily decreased distribution in our Clean Screen and Little Clean Screen products. We believe the decline in sales of Clean Screen is the result of new competitors in the segment including competitors with significant name brand recognition. Sales of our Touch of Scent® air fresheners were down by $90,500 or about 40%.

Due to the decline in sales and distribution of Mold Control 500, this product will be discontinued after 2012. We attribute this decline to the following three primary factors: (1) generally lower actual consumer demand than anticipated; (2) the product is effective, but expensive; and (3) the product involves a delivery system considered by many not to be consumer friendly.

We paid our customers a total of $892,900 in the first six months of 2012 versus $556,200 for the same period in 2011, an increase of $336,700 or 60.5% for trade promotions to support price features, displays and other merchandising of our products. We made a strategic decision this year to invest in our products earlier in the year to build on the momentum from our spending at the end of last year. Moreover, we believed it was important to invest in our products with certain customers earlier in the year ahead of meetings this summer regarding planograms for next year. Our goal was to obtain additional distribution with our existing customers and better product placement in the stores with these customers.

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

From January 1, 2009 through June 30, 2012, our product returns (as a percentage of gross sales) have averaged 1.0% or less. The level of returns as a percentage of gross sales for our household products and the skin and hair care products that we distribute for other companies have remained fairly constant since January 1, 2009 while our own line of skin care products have fluctuated. More recently, as the sales of our skin care products and the number of retailers carrying our products have increased, we have seen a decrease in returns as a percentage of gross sales. Our product returns (indicated as a percentage of gross sales) for the six months ended June 30, 2012 were immaterial.

On a consolidated basis, cost of sales was $4,287,100 during the first six months of 2012 compared to $4,026,800 for the same period in 2011, an increase of $260,300 or about 6.5%, on a net sales decrease of 1.4%. As a percentage of consolidated net sales, cost of sales was 55.3% in the first six months of 2012 versus 51.2% for the same period in 2011.

The cost of sales for our skin and hair care products increased to 50.6% in the first six months of 2012 as compared to 49.0% for the same period in 2011. The costs of sales for our household products increased to 64.7% in the first six months of 2012 as compared to 54.6% for the same period in 2011. These increases reflect primarily more spending on trade promotions in the first six months of 2012 as compared to the same period in 2011 and increases in our costs for certain raw materials.

Operating Expenses, Interest Expense and Other Income

	Six Months Ended June 30,		Percentage Increase
	2012	2011	(Decrease)
Operating Expenses
Advertising	$195,400	$248,400	(21.5%)
Selling	2,254,800	2,158,300	4.5%
General and administrative	1,355,900	1,212,700	11.8%

Total operating expenses	$3,806,100	$3,619,400	5.2%

Rental and Other Income	$64,600	$82,000	(21.2%)

Interest Expense	$127,900	$124,200	3.0%

Our operating expenses increased by $186,700 or 5.2% in the first six months of 2012 when compared to the same period in 2011. These expenses consist primarily of advertising, selling and general and administrative expenses and are discussed below.

Advertising expenses for the first six months of 2012 were $195,400 compared to $248,800 for the same period in 2011, a decrease of $53,000 or 21.3%, primarily related to a reduction in spending on printed collateral materials for our customers and consumers.

Selling expenses for the first six months of 2012 were $2,254,800 compared to $2,158,300 for the same period in 2011, an increase of $96,500 or 4.5%. The increase was comprised primarily of an increase of $86,900 in rebates for our household and skin and hair care products.

General and administrative expenses for the first six months of 2012 were $1,355,900 compared to $1,212,700 for the same period of 2011, an increase of $143,200 or 11.8%. This increase is attributable to the following two primary factors: (1) recent changes in personnel within our finance and accounting group; and (2) an increase in expenses for audit fees and legal fees.

Rental and other income for the first six months of 2012 of $64,600 included $63,300 of net rental receipts and $800 in interest earned on our cash reserves. This compares to total rental and other income in 2011 of $82,000 which included $76,600 of net rental receipts and $2,600 in interest earned on our cash reserves. The decrease in rental income is a result of a tenant, that was leasing one-half floor of our office building, stopping payments at the end of December 2011 when the tenant vacated the space due to financial difficulties.

Interest expense for the first six months of 2012 was $127,900 and included $45,500 in administrative fees incurred relative to the sale of accounts receivable invoices to Summit. Interest expense for the first six months of 2011 was $124,200 and included $34,600 in collateral management and/or administrative fees paid to Summit. The increase is due to higher borrowings under our line of credit with Summit to fund increased gross sales activity in the first six months of 2012 compared to the same period in 2011.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Comparative Net Sales

	Three Months Ended June 30,		Percentage Increase
	2012	2011	(Decrease)
Scott’s Liquid Gold® and other household products	$1,170,200	$1,421,200	(17.7%)
Touch of Scent®	42,000	116,700	(64.0%)

Total household products	1,212,200	1,537,900	(21.2%)

Alpha Hydrox®, Diabetic cream and shampoo and other skin care products	903,600	934,600	(3.3)%
Montagne Jeunesse and Batiste dry shampoo	1,601,700	1,524,300	5.1%

Total skin and hair care products	2,505,300	2,458,900	1.9%

Total net sales	$3,717,500	$3,996,800	(7.0%)

The net sales of our skin and hair care products were 2,505,300 in the second quarter of 2012 compared to $2,548,900 for the same period in 2011, an increase of $43,600 or 1.7%. The net sales of our Alpha Hydrox® and other manufactured skin care products were $903,600 in the second quarter of 2012 versus $934,600 for the same period in 2011, a decrease of $31,000 or 3.3%. This decrease is primarily attributable to higher trade promotions paid to our customers to support price features, displays and other merchandising of our products.

The net sales of Montagne Jeunesse and Batiste dry shampoo were $1,601,700 in the second quarter of 2012 versus $1,524,300 for the same period in 2011, an increase of $77,400 or 5.1%. This increase is primarily attributable to increased distribution at new and existing customers and the improved placement of our products at existing customers.

During the second quarter of 2012, the sales of our household products were $1,212,200 as compared to $1,537,900 for the same period in 2011, a decrease of $325,700 or 21.2%. This decrease reflects primarily decreased distribution in our Clean Screen and Little Clean Screen products. We believe the decline in sales of Clean Screen is the result of new competitors in the segment including competitors with significant name brand recognition. Sales of our Touch of Scent® air fresheners were down by $74,700 or about 64.0%.

Due to the decline in sales and distribution of Mold Control 500, this product will be discontinued after 2012. We attribute this decline to the following three primary factors: (1) generally lower actual consumer demand than anticipated; (2) the product is effective, but expensive; and (3) the product involves a delivery system considered by many not to be consumer friendly.

We paid our customers a total of $536,500 in the second quarter of 2012 versus $288,600 for the same period in 2011, an increase of $247,900 or 85.9% for trade promotions to support price features, displays and other merchandising of our products. We made a strategic decision this year to invest in our products earlier in the year to build on the momentum from our spending at the end of last year. Moreover, we believed it was important to invest in our products with certain customers earlier in the year ahead of meetings this summer regarding planograms for next year. Our goal was to obtain additional distribution with our existing customers and better product placement in the stores with these customers.

On a consolidated basis, cost of sales was $2,097,800 during the second quarter of 2012 compared to $2,035,800 for the same period in 2011, an increase of $62,000 or 3.0%%, on a net sales decrease of 7.0%. As a percentage of consolidated net sales, cost of sales was 56.4% in the second quarter of 2012 versus 50.9% for the same period in 2011.

The cost of sales for our skin and hair care products increased to 50.8% in the second quarter of 2012 as compared to 47.7% for the same period in 2011. The costs of sales for our household products increased to 68.0% in the second quarter of 2012 as compared to 56.1% for the same period in 2011. These increases reflects primarily more spending on trade promotions in the second quarter of 2012 as compared to the same period in 2011 and increases in our costs for certain raw materials.

Operating Expenses, Interest Expense and Other Income

	Three Months Ended June 30,		Percentage Increase
	2012	2011	(Decrease)
Operating Expenses
Advertising	$107,800	$168,200	(35.9%)
Selling	1,164,200	1,125,000	3.5%
General and administrative	668,600	604,900	10.5%

Total operating expenses	$1,940,600	$1,898,100	2.2%

Rental and Other Income	$32,300	$42,400	(23.8%)

Interest Expense	$66,000	$54,300	21.5%

Our operating expenses increased by $42,500 or 2.2% in the second quarter of 2012 when compared to the same period in 2011. These expenses consist primarily of advertising, selling and general and administrative expenses and are discussed below.

Advertising expenses for the second quarter of 2012 were $107,800 compared to $168,200 for the same period in 2011, a decrease of $60,400 or 35.9%, primarily related to a reduction in spending on printed collateral materials for our customers and consumers.

Selling expenses for the second quarter of 2012 were $1,164,200 compared to $1,125,000 for the same period in 2011, an increase of $39,200 or 3.5%. The increase was comprised primarily of an increase in display and other promotional expenses.

General and administrative expenses for the second quarter of 2012 were $668,600 compared to $604,900 for the same period of 2011, an increase of $63,700 or 10.5%. This increase is attributable to the following two primary factors: (1) recent changes in personnel within our finance and accounting group; and (2) an increase in expenses for audit fees and legal fees.

Rental and other income for the second quarter of 2012 of $32,300 included $31,500 of net rental receipts and $800 in interest earned on our cash reserves. This compares to total rental and other income for the second quarter in 2011 of $42,400 which included $38,300 of net rental receipts and $1,300 in interest earned on our cash reserves. The decrease in rental income is the result of a tenant, that was leasing one-half floor of our office building, stopping payments at the end of December 2011 when the tenant vacated the space due to financial difficulties.

Interest expense for the second quarter of 2012 was $66,000 and included $24,000 in administrative fees incurred relative to the sale of accounts receivable invoices to Summit. Interest expense for the second quarter of 2011 was $54,300 and included $12,400 in collateral management and/or administrative fees paid to Summit. The increase is due to higher borrowings under our line of credit with Summit to fund increased gross sales activity in the second quarter of 2012 compared to the same period in 2011.

Liquidity and Capital Resources

Citywide Loan

On June 28, 2006, we entered into a loan with a fifteen year amortization with Citywide Banks (the “Bank”) for $5,156,600 secured by the land, building and fixtures at our Denver, Colorado facilities. Interest on the bank loan is at the prime rate as published in The Wall Street Journal, adjusted annually each June. At June 30, 2012, this rate was 3.25%. The loan requires 180 monthly payments of approximately $38,200 each. We believe, based upon both an income capitalization approach and a market value approach, that the real property assets securing the loan significantly exceed the principal amount outstanding under the loan agreement. Nevertheless, the loan agreement contains a number of covenants, including the requirement for us to maintain a current ratio through November 30, 2012 of at least 0.9:1.0 and thereafter of at least 1.0:1.0, and a ratio of consolidated long-term debt to consolidated net worth of not more than 1.0:1.0. These ratios are to be calculated in accordance with generally accepted accounting principles in the United States. We may not declare any dividends that would result in a violation of either of these covenants. With regard to our current ratio, our loan agreement with the Bank was temporarily modified on August 10, 2012, to change our current ratio during the period from April 1, 2012 through November 30, 2012 to 0.9:1.0 from 1.0:1.0. We agreed to pay to the Bank a one-time modification fee of $17,500. The modification was necessary because our current ratio decreased to below 1.0:1.0 during the second quarter of 2012, and the ratio is expected to remain below the 1.0:1.0 level until November of 2012, at which time we expect to regain and maintain compliance with the required ratio under the original stated terms in the loan agreement. The modification enables us to remain in compliance with the terms of the loan agreement with respect to the ratio through such later date and avoid being deemed in default under the loan agreement through such date for failing to comply with the original current ratio requirement. As a result of the modification, we are in full compliance with all of the provisions of the loan agreement as of the date hereof, and, by virtue of the modification and our continued compliance expectations, we continue to classify our indebtedness as long-term in our consolidated financial statements.

Notwithstanding the foregoing, if we are unable to regain and maintain compliance with the required ratio by the expiration date of the modification, we would need to seek another modification or waiver from the Bank in order to maintain compliance with the loan agreement. If a modification or waiver were not then available on terms acceptable to us or at all, the Bank could declare a default under the loan agreement and take advantage of its available remedies thereunder, including increasing the applicable interest rate and accelerating the repayment of the loan. A default under this loan agreement would also result in a default under our financing arrangement with Summit, enabling it to accelerate our obligation to repay it under that arrangement. If our interest rates were to increase or our repayment obligations were to be accelerated under either the loan agreement with the Bank or the Summit arrangement, and if we were unable to refinance our indebtedness or replace it with other third party lenders at that time, our liquidity would be material adversely affected.

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

Liquidity

At June 30, 2012, we had $163,600 in cash and approximately $575,800 of our credit line with Summit was available for future borrowing. Our net cash used by operating activities in the first six months of 2012 increased by $428,700 to $248,400 as compared to the first six months of 2011. For the six months ended June 30, 2012, the primary components of working capital that significantly affected operating cash flows are the following: (1) trade receivables net of proceeds on obligations collateralized by those receivables were $101,700 less at June 30, 2012 than at December 31, 2011 due primarily to higher borrowings under our line of credit with Summit to fund increased sales activity during June 2012 than December 2011; (2) inventory at June 30, 2012 was $135,300 more than at December 31, 2011 due primarily to the increased sales activity; and (3) an operating loss for the first six months of 2012 of $400,600 due primarily to (a) increases in trade promotions to our customers as detailed above; (b) increases in costs of sales as detailed above; and (c) increases in operating expenses as detailed above.

We anticipate that our existing cash and our cash flow from operations, together with our current borrowing arrangements with Summit and Wells Fargo, will be sufficient to meet our cash requirements for the next 12 months. We do not have any significant capital expenditures planned for 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLSOURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2012, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the six months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results.

The following are new or modified risk factors that should be read in conjunction with the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011:

If we are unable to maintain compliance with various financial and other covenants required by our loan agreement with the Bank, our liquidity and operations may be materially adversely affected.

Under our loan agreement with the Bank, we are required to comply with various financial and non-financial covenants. Among the financial covenants is a requirement to maintain a minimum current ratio through November 30, 2012 of 0.9:1.0 and thereafter of 1.0:1.0, which is calculated by dividing our total current assets by our total current liabilities. Our current ratio requirement was decreased on August 10, 2012 to 0.9:1.0 for the period from April 1, 2012 through November 30, 2012 because our current ratio fell below 1.0:1.0 during the period covered by this report. Although the Bank agreed to the modification in this instance, there can be no assurance that we will be able to obtain a similar modification or other waiver if needed in the future on terms acceptable to us or at all. Failure to comply with any of the covenants, representations or warranties, or failure to modify them to allow future compliance, could result in our being deemed in default under our loan agreement and could cause our interest rates to increase to the default rate and all outstanding borrowings under our loan agreement with the Bank to become immediately due and payable. Additionally, any default under our loan agreement with the Bank could result in a cross default under our lending arrangement with Summit, which could cause interest rates thereunder to increase and all outstanding borrowings under that arrangement to become immediately due and payable. If our interest rates were to increase or our repayment obligations were to be accelerated under either the loan agreement or the Summit arrangement, and if we were unable to refinance our indebtedness or replace it with other third party lenders at that time, our liquidity, business and operations would be material adversely affected.

ITEM 5.	OTHER INFORMATION

On August 10, 2012, our loan agreement with the Bank was modified temporarily to change our current ratio requirement during the period from April 1, 2012 through November 30, 2012 to 0.9:1.0 from 1.0:1.0. We agreed to pay to the Bank a one-time modification fee of $17,500 in connection therewith. The current ratio requirement under the loan agreement will automatically revert to 1.0:1.0 effective December 1, 2012. As a result of the modification, we are in full compliance with all provisions of the loan agreement as of the date hereof.

ITEM 6.	EXHIBITS.

Exhibit Number	Document

10.1	First Amendment to Second Amended and Restated Financing Agreement between the Company and Summit, dated June 29, 2012, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2012.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1*	Section 1350 Certification

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished, not filed.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCOTT’S LIQUID GOLD-INC.

By:	/s/ Mark E. Goldstein
Mark E. Goldstein
President and Chief Executive Officer

By:	/s/ Barry J. Levine
Barry J. Levine
Treasurer, Chief Financial Officer and Chief Operating Officer

Date:	August 14, 2012

EXHIBIT INDEX

Exhibit Number	Document

10.1	First Amendment to Second Amended and Restated Financing Agreement between the Company and Summit, dated June 29, 2012, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2012.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1*	Section 1350 Certification

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished, not filed.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.