Form 10-Q
period 2012-09-30
SCOTTS LIQUID GOLD INC
filed 2012-11-14
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 9, 2012, the Registrant had 10,937,000 of its common stock, $0.10 par value per share, outstanding.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS.

Consolidated Statements of Operations (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$3,867,700	$4,071,400	$11,623,600	$11,936,600
Operating costs and expenses:
Cost of sales	2,287,500	2,275,300	6,574,600	6,302,100
Advertising	60,100	82,300	255,500	330,700
Selling	1,001,300	1,103,000	3,256,100	3,261,300
General and administrative	707,900	601,000	2,063,800	1,813,700
Loss on impairment of long-lived assets	286,900	0	286,900	0

	4,343,700	4,061,600	12,436,900	11,707,800

(Loss) income from operations	(476,000)	9,800	(813,300)	228,800
Rental and other income	32,100	39,700	96,700	121,700
Interest expense	(67,200)	(59,200)	(195,100)	(183,400)

(Loss) income before income taxes	(511,100)	(9,700)	(911,700)	167,100
Income tax expense	0	0	0	0

Net (loss) income	$(511,100)	$(9,700)	$(911,700)	$167,100

Net (loss) income per common share (Note 2):
Basic	$(0.05)	$(0.00)	$(0.08)	$0.02

Diluted	$(0.05)	$(0.00)	$(0.08)	$0.01

Weighted average shares outstanding:
Basic	10,937,000	10,898,500	10,934,253	10,898,500

Diluted	10,937,000	10,898,500	10,934,253	12,207,750

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

Scott’s Liquid Gold-Inc. & Subsidiaries

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$738,200	$575,900
Trade receivables, net	1,166,000	447,900
Inventories, net	1,909,300	2,019,200
Prepaid expenses	111,300	133,400

Total current assets	3,924,800	3,176,400
Property, plant and equipment, net	9,999,100	10,632,100
Other assets	52,800	68,400

Total assets	$13,976,700	$13,876,900

Liabilities and Shareholders’ Equity
Current liabilities:
Obligations collateralized by receivables and inventory	$1,216,000	$277,100
Accounts payable	1,576,400	1,442,700
Accrued payroll and benefits	709,400	579,200
Accrued property taxes	143,500	230,600
Other accrued expenses	331,900	227,300
Current maturities of long-term debt	349,700	340,800

Total current liabilities	4,326,900	3,097,700
Long-term debt, net of current maturities	3,100,100	3,363,400

Total liabilities	7,427,000	6,461,100
Shareholders’ equity:
Common stock; $0.10 par value, authorized 50,000,000 shares; issued and outstanding 10,937,000 shares (2012) and 10,907,000 shares (2011)	1,093,700	1,090,700
Capital in excess of par	5,489,500	5,446,900
Retained earnings (accumulated deficit)	(33,500)	878,200

Total shareholders’ equity	6,549,700	7,415,800

Total liabilities and shareholders’ equity	$13,976,700	$13,876,900

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(911,700)	$167,100

Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	358,100	374,400
Impairment of long-lived assets	286,900	0
Stock-based compensation	40,500	58,100
Change in assets and liabilities:
Trade receivables	(730,900)	(2,346,300)
Inventories	109,900	(642,300)
Prepaid expenses and other assets	50,500	20,000
Net proceeds on obligations collateralized by receivables and inventory	938,900	2,394,500
Accounts payable and accrued expenses	281,400	383,800

Total adjustments to net (loss) income	1,335,300	242,200

Net Cash Provided by Operating Activities	423,600	409,300

Cash flow from investing activities:
Purchase of property, plant and equipment	(12,000)	(5,900)

Net Cash Used by Investing Activities	(12,000)	(5,900)

Cash flow from financing activities:
Principal payments on long-term debt	(254,400)	(246,500)
Proceeds from exercise of stock options	5,100	0

Net Cash Used by Financing Activities	(249,300)	(246,500)

Net Increase in Cash and Cash Equivalents	162,300	156,900
Cash and Cash Equivalents, beginning of period	575,900	480,700
Cash and Cash Equivalents, end of period	$738,200	$637,600

Supplemental disclosures:
Cash paid during the period for interest	$181,900	$183,800

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Notes to Consolidated Financial Statements (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

Note 1.	Organization and Summary of Significant Accounting Policies.

(a)	Company Background

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

The Consolidated Statements of Operations, Consolidated Balance Sheets, and the Consolidated Statements of Cash Flows included in this report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2012 and results of operations and cash flow for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with our financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011. The results of operations for the period ended September 30, 2012 are not necessarily indicative of the operating results for the full year.

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

The agreement provides for a factoring line up to $1.5 million and is secured primarily by accounts receivable, inventory, any lease in which we are a lessor and all investment property and guarantees by our active subsidiaries. Under the agreement, Summit will make loans at our request and in its discretion based on: (i) its purchases of our receivables, with recourse against us, at an advance rate of 85% (or such other percentage determined by Summit in its discretion) and (ii) our inventory not to exceed certain amounts, including an aggregate maximum of $500,000. Prior to the recent amendment on June 29, 2012, advances under the agreement had an interest rate of 1.5% over the prime rate (as published in The Wall Street Journal) for the accounts receivable portion of the advances and 4.0% over the prime rate for the inventory portion of the borrowings. The recent amendment reduced these interest rates to 1.0% over the prime rate for the accounts receivable portion and 2.5% over the prime rate for the inventory portion. Consequently, our interest cost adjusts with changes in the prime rate. At September 30, 2012, the prime rate was 3.25%.

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

During the nine months ended September 30, 2012, we sold approximately $8,199,400 of our accounts receivables to Summit for approximately $6,969,500. As the advance rate on these accounts receivables was 85%, we retained an interest equal to 15% of those accounts receivables. At September 30, 2012, approximately $284,000 of this credit line was available for future factoring of accounts receivable invoices and borrowings secured by our inventory.

We report these transactions, using the Financial Accounting Standards Board’s (“FASB”) authoritative guidance, as a secured borrowing rather than as a sale. As a result, affected accounts receivable are reported under Current Assets within our Consolidated Balance Sheets as “Trade receivables, net.” Similarly, the net liability owing to Summit appears as “Obligations collateralized by receivables and inventory” within the Current Liabilities section of our Consolidated Balance Sheets. Net proceeds received on obligations collateralized by receivables and inventory appear as cash provided by operating activities within our Consolidated Statements of Cash Flow.

On March 16, 2011, under a consent agreement from Summit, we entered into a financing agreement with Wells Fargo Bank, National Association (“Wells Fargo”) for the purpose of further lowering the cost of borrowing associated with the financing of our accounts receivable. Pursuant to this agreement, we may sell accounts receivables from our largest customer at a discount to Wells Fargo; provided, however, that Wells Fargo may reject offers to purchase such receivables in its discretion. These receivables may be purchased by Wells Fargo at a cost to us equal to LIBOR plus 1.15% per annum. The LIBOR rate used depends on the days to maturity of the receivable sold, typically ranging from 102 to 105 days. At September 30, 2012, Wells Fargo used the 104-day LIBOR rate of 0.46%.

The agreement has no fixed termination date, but continues unless terminated by either party giving 30 days prior written notice to the other party. During the nine months ended September 30,2012, we sold approximately $2,705,900 of our relevant accounts receivable to Wells Fargo for approximately $2,652,600. The difference between the invoiced amount of the receivable and the cash that we received from Wells Fargo is a cost to us. This cost is in lieu of any cash discount our customer would have been allowed and, thus, is treated in a manner consistent with standard trade discounts granted to our customers.

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

Inventories were comprised of the following at:

	September 30,	December 31,
	2012	2011
Finished goods	$1,002,100	$1,191,000
Raw materials	1,036,800	1,067,200
Inventory reserve for obsolescence	(129,600)	(239,000)

	$1,909,300	$2,019,200

(h)	Property, Plant and Equipment

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

The recorded amounts for cash and cash equivalents, receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. Our long-term debt bears interest at a fixed rate that adjusts annually on the anniversary date to the then prime rate. The carrying value of our long-term debt approximates fair value as of September 30, 2012 and December 31, 2011.

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

However, at September 30, 2012, due to recent developments in the commercial real estate market in which our Facilities are located, we found there to be an impairment of approximately $286,900 in the carrying values of our long-lived assets. We determined the impairment amount after concluding that the low end of the range of fair value estimates at September 30, 2012 should be $9.5 million and the depreciated book value of the Facilities at September 30, 2012 was approximately $9,786,900. The valuation of our Facilities, however, can be affected by future events, including changes in the economy and the commercial real estate market in which our Facilities are located.

The impact of the impairment appears on our Consolidated Statements of Operations as an expense of $286,900 under “Loss on impairment of long-lived assets” and reduces by $286,900 our “Property, plant and equipment, net” on our Consolidated Balance Sheets.

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

Our revenue recognition policy is significant because the amount and timing of revenue is a key component of our results of operations. We follow guidance issued by FASB, which requires that certain criteria be met in order to recognize revenue. If these criteria are not met, then the associated revenue is deferred until it is met. In our case, the criteria generally are met when we have an arrangement to sell a product, we have delivered the product in accordance with that arrangement, the sales price of the product is determinable and we believe that we will be paid for the sale.

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

At September 30, 2012 and December 31, 2011 approximately $279,700 and $497,000, respectively, had been reserved for as a reduction of accounts receivable, and approximately $0.00 and $85,000, respectively, had been reserved as current liabilities. Trade promotions to our customers and incentives such as coupons to the consumer are deducted from gross sales and totaled $1,248,700 and $855,700 for the nine months ended September 30, 2012 and 2011, respectively.

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

During the nine months ended September 30, 2012, we granted 100,000 options for shares of our common stock to an executive officer at a price of $0.24 per share. The options which vest ratably over 48 months, or upon a change in control, and which expire after five years, were granted at 120% of the market value as of the date of grant. During the first nine months of 2011, we granted 30,000 options for shares of our common stock to a non-employee director at $0.37 per share. Please see Note 2 to our Consolidated Financial Statements (Unaudited) for information regarding the 598,200 fewer stock options outstanding at September 30, 2012 than at September 30, 2011.

The weighted average fair market value of the options granted in the first nine months of 2012 was estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

	September 30, 2012	September 30, 2011
Expected life of options (using the “simplified method)	4.5 years	4.5 years
Average risk-free interest rate	0.9%	0.9%
Average expected volatility of stock	144%	98%
Expected dividend rate	None	None

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) under authoritative guidance issued by the FASB was $40,500 and $58,100 in the nine months ended September 30, 2012 and 2011, respectively. Approximately $88,500 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next 48 months. In accordance with this same authoritative guidance, there was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible. With respect to the non-cash expense associated with the options granted to the non-employee directors, no tax benefit was recognized due to the existence of as yet unutilized net operating losses. At such time as these operating losses have been utilized and a tax benefit is realized from the issuance of non-qualified stock options, a corresponding tax benefit may be recognized.

(o)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out and nominal outside warehousing costs as selling expenses. Other selling expenses consist primarily of wages and benefits for sales and sales support personnel, travel, brokerage commissions and promotional costs, as well as certain other indirect costs. Shipping and handling costs totaled $1,083,700 and $1,085,800 for the nine months ended September 30, 2012 and 2011, respectively.

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

The potentially dilutive securities are comprised of outstanding stock options of 1,365,350 and 1,963,550 at September 30, 2012 and 2011, respectively, a decrease of 598,200 or 30.5%. This decrease is due primarily to stock options expiring as well as a more limited number of stock options being exercised. At September 30, 2012, potentially dilutive securities were excluded from the computation of weighted average shares outstanding due to their anti-dilutive effect.

The following is a reconciliation of the weighted average number of common shares outstanding for the three and nine months ended September 30, 2012 and 2011:

	2012
	Three Months	Nine Months
Common shares outstanding, beginning of the period	10,937,000	10,907,000
Weighted average common shares issued	0	27,253

Weighted average number of common shares outstanding	10,937,000	10,934,253
Dilutive effect of common share equivalents	0	0

Diluted weighted average number of common shares outstanding	10,937,000	10,934,253

	2011
	Three Months	Nine Months
Common shares outstanding, beginning of the period	10,898,500	10,898,500
Weighted average common shares issued	0	0

Weighted average number of common shares outstanding	10,898,500	10,898,500
Dilutive effect of common share equivalents	0	1,309,250

Diluted weighted average number of common shares outstanding	10,898,500	12,207,750

We have authorized 20,000,000 shares of preferred stock issuable in one or more series, none of which are issued or outstanding as of September 30, 2012.

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

The following provides information on our segments for the three and nine months ended September 30:

	Three Months Ended September 30,
	2012		2011
	Household Products	Skin and Hair Care Products	Household Products	Skin and Hair Care Products
Net sales to external customers	$1,141,200	$2,726,500	$1,399,500	$2,671,900

(Loss) income before income taxes	$(347,400)	$123,200	$(182,900)	$173,200

Identifiable assets	$2,782,900	$4,159,200	$2,631,200	$4,475,300

	Nine Months Ended September 30,
	2012		2011
	Household Products	Skin and Hair Care Products	Household Products	Skin and Hair Care Products
Net sales to external customers	$3,690,900	$7,932,700	$4,497,500	$7,439,100

(Loss) income before income taxes	$(1,094,600)	$469,800	$(393,600)	$560,700

Identifiable assets	$2,782,900	$4,159,200	$2,631,200	$4,475,300

The following is a reconciliation of segment information to consolidated information for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales to external customers	$3,867,700	$4,071,400	$11,623,600	$11,936,600

(Loss) income before income taxes	$(224,200)	$(9,700)	$(624,800)	$167,100

Consolidated (loss) income before income taxes	$(224,200)	$(9,700)	$(624,800)	$167,100

Identifiable assets	$6,942,100	$7,106,500	$6,942,100	$7,106,500
Corporate assets	7,034,600	8,057,600	7,034,600	8,057,600

Consolidated total assets	$13,976,700	$15,164,100	$13,976,700	$15,164,100

Corporate assets noted above are comprised primarily of our cash and investments, and property and equipment not directly associated with the manufacturing, warehousing, shipping and receiving activities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Our consolidated net sales for the first nine months of 2012 were $11,623,600 versus $11,936,600 for the first nine months of 2011, a decrease of $313,000 or 2.6%. We saw a 10.4% increase in net sales of our own line of skin care products and a 4.2% increase in net sales of the skin and hair care products that we distribute for other companies. These increases were offset in part by a 17.9% decrease in sales of our household products. The reasons for the decrease in the sales of our household products are described below.

Our consolidated net sales for the third quarter of 2012 were $3,867,700 versus $4,071,400 for the third quarter of 2011, a decrease of $203,700 or 5.0%. We saw a 2.1% increase in net sales of the skin and hair care products that we distribute for other companies and a 2.0% increase in net sales of our own line of skin care products. There was an 18.5% decrease in sales of our household products. The reasons for the decrease in the sales of our household products are described below.

Our net loss for the first nine months of 2012 was $911,700 versus net income of $167,100 in the first nine months of 2011. Our net loss for the third quarter of 2012 was $511,100 versus a net loss of $9,700 in the third quarter of 2011. The increased loss for the first nine months and third quarter of 2012 compared to the same periods in 2011 resulted primarily from: (1) an impairment to the carrying value of our Facilities as detailed above; (2) increases in trade promotions to our customers; (3) increases in costs of sales as detailed below; and (4) increases in operating expenses as detailed below.

Summary of Results as a Percentage of Net Sales

	Year Ended December 31,	Nine Months Ended September 30,
	2011	2012	2011
Net sales
Household products	38.0%	31.8%	37.7%
Skin and hair care products	62.0%	68.2%	62.3%

Total net sales	100.0%	100.0%	100.0%
Cost of sales	54.8%	56.6%	52.8%

Gross profit	45.2%	43.4%	47.2%
Other revenue	1.0%	0.8%	1.0%

	46.2%	44.2%	48.2%
Operating expenses	48.8%	50.4%	45.3%
Interest expense	1.5%	1.7%	1.5%

	50.3%	52.1%	46.8%

(Loss) income before taxes	(4.1)%	(7.9)%	1.4%

Our gross margins may not be comparable to those of other companies because some companies include all of the costs related to their distribution network in cost of sales. In contrast, other companies, like us, exclude a portion of these costs (i.e., freight out to customers) from gross margin. Instead, we include them as part of selling expenses. See Note 1(o), “Operating Costs and Expenses Classification”, to our Consolidated Financial Statements (Unaudited) in Item 1.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Comparative Net Sales

	Nine Months Ended September 30,		Percentage Increase
	2012	2011	(Decrease)
Scott’s Liquid Gold® and other household products	$3,464,200	$4,155,200	(16.6)%
Touch of Scent®	226,700	342,300	(33.8)%

Total household products	3,690,900	4,497,500	(17.9)%

Alpha Hydrox®, Diabetic cream and shampoo and other skin care products	3,241,700	2,936,600	10.4%
Montagne Jeunesse and Batiste dry shampoo	4,691,000	4,502,500	4.2%

Total skin and hair care products	7,932,700	7,439,100	6.6%

Total net sales	$11,623,600	$11,936,600	(2.3)%

During the first nine months of 2012, net sales of skin and hair care products accounted for 68.2% of consolidated net sales compared to 62.3% for the same period in 2011. The net sales of these products for that period were $7,932,700 in 2012 compared to $7,439,100 for the same period in 2011, an increase of $493,600 or 6.6%.

The net sales of our Alpha Hydrox® and other manufactured skin care products were $3,241,700 in the first nine months of 2012 versus $2,936,600 for the same period in 2011, an increase of $305,100 or 10.4%. This increase is primarily attributable to increased distribution to new and existing customers and the improved placement of our products at existing customers.

The net sales of Montagne Jeunesse and Batiste dry shampoo were $4,691,000 in the first nine months of 2012 versus $4,502,500 for the same period in 2011, an increase of $188,500 or 4.2%. This increase is primarily attributable to increased distribution to new and existing customers and the improved placement of our products at existing customers.

Sales of household products for the first nine months of 2012 accounted for 31.8% of net sales compared to 37.7% for the same period in 2011. During the first nine months of 2012, the sales of our household products were $3,690,900 as compared to $4,497,500 for the same period in 2011, a decrease of $806,600 or 17.9%. This decrease reflects primarily decreased distribution in our Clean Screen and Little Clean Screen products. We believe the decline in sales of Clean Screen is the result of new competitors in the segment including competitors with significant name brand recognition. Sales of our Touch of Scent® air fresheners were down by $115,600 or 33.8%.

Due to the decline in sales and distribution of Mold Control 500, this product will be discontinued after 2012. We attribute this decline to the following three primary factors: (1) generally lower actual consumer demand than anticipated; (2) the product is effective, but expensive; and (3) the product involves a delivery system considered by many not to be consumer friendly.

We paid our customers a total of $1,248,700 in the first nine months of 2012 versus $855,700 for the same period in 2011, an increase of $393,000 or 45.9% for trade promotions to support price features, displays and other merchandising of our products. We made a strategic decision this year to invest in our products earlier in the year to, among other things, build on the momentum from our spending at the end of last year. Moreover, we believed it was important to invest in our products with certain customers earlier in the year ahead of meetings this summer regarding planograms for next year. Our goal was to obtain additional distribution with our existing customers and better product placement in the stores with these customers. We have seen early benefits of our decision.

From time to time, our customers return products to us. For our household products, we permit returns only for a limited time. With regard to our skin and hair care products, returns are more frequent under an unwritten industry standard that permits returns for a variety of reasons. In the event a skin and hair care customer requests a return of a product, we will consider the request, and may grant such request in order to maintain or enhance our relationship with the customer, even in the absence of an enforceable right of the customer to do so. Typically, customers that return products to us take a credit on our invoice equal to the original sale price plus a handling charge ranging from 8-10% of the original sales price. Our product returns (as a percentage of net sales) were 1.5% percent for the first nine months of 2012 compared to 0.7% for the same period in 2011. The increase reflects primarily returns due to reducing the fill amount and changing the graphics on our cans of Scott’s Liquid Gold® Wood Cleaner and Preservative to reduce costs.

On a consolidated basis, cost of sales was $6,574,600 during the first nine months of 2012 compared to $6,302,100 for the same period in 2011, an increase of $272,500 or about 4.3%, on a net sales decrease of 2.6%. As a percentage of consolidated net sales, cost of sales was 56.6% in the first nine months of 2012 versus 52.8% for the same period in 2011.

The cost of sales for our skin and hair care products increased to 53.3% in the first nine months of 2012 as compared to 50.6% for the same period in 2011. The costs of sales for our household products increased to 63.6% in the first nine months of 2012 as compared to 56.6% for the same period in 2011. These increases reflect primarily more spending on trade promotions in the first nine months of 2012 as compared to the same period in 2011 and increases in our costs for certain raw materials.

Operating Expenses, Interest Expense and Other Income

	Nine Months Ended September 30,		Percentage Increase (Decrease)
	2012	2011
Operating Expenses
Advertising	$255,500	$330,700	(22.7)%
Selling	3,256,100	3,261,300	(0.2)%
General and administrative	2,063,800	1,813,700	13.8%
Impairment of long-lived assets	286,900	0	100.0%

Total operating expenses	$5,862,300	$5,405,700	8.5%

Rental and Other Income	$96,700	$121,700	(20.5)%

Interest Expense	$195,100	$183,400	6.4%

Our operating expenses increased by $456,600 or 8.5% in the first nine months of 2012 when compared to the same period in 2011. These expenses consist primarily of advertising, selling, general and administrative expenses and an impairment of long-lived assets and are discussed below.

Advertising expenses for the first nine months of 2012 were $255,500 compared to $330,700 for the same period in 2011, a decrease of $75,200 or 22.7%, primarily related to a reduction in spending on printed collateral materials for our customers and consumers.

Selling expenses for the first nine months of 2012 were $3,256,100 compared to $3,261,300 for the same period in 2011, a decrease of $5,200 or 0.2%.

General and administrative expenses for the first nine months of 2012 were $2,063,800 compared to $1,813,700 for the same period of 2011, an increase of $250,100 or 13. 8%. This increase is attributable to the following two primary factors: (1) recent changes in personnel within our finance and accounting group; and (2) an increase in expenses for audit fees and legal fees.

The impairment of our long-lived assets for the first nine months of 2012 was $286,900 compared to $0 for the same period of 2011. The increase is due to an impairment to the carrying value of our Facilities as discussed above.

Rental and other income for the first nine months of 2012 of $96,700 included $94,900 of net rental receipts and $1,800 in interest earned on our cash reserves. This compares to total rental and other income for the first nine months of 2011 of $121,700 which included $115,000 of net rental receipts and $3,900 in interest earned on our cash reserves. The decrease in rental income is a result of a tenant stopping payments at the end of December 2011 when the tenant vacated, due to financial difficulties, one-half of a floor of our office building they were leasing from us.

Interest expense for the first nine months of 2012 was $195,100 and included $64,700 in administrative fees incurred relative to the sale of accounts receivable invoices to Summit. Interest expense for the first nine months of 2011 was $183,400 and included $51,900 in collateral management and/or administrative fees paid to Summit. The increase is due to higher borrowings under our line of credit with Summit to fund increased gross sales activity in the first nine months of 2012 compared to the same period in 2011.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Comparative Net Sales

	Three Months Ended September 30,		Percentage Increase (Decrease)
	2012	2011
Scott’s Liquid Gold® and other household products	$1,050,400	$1,283,600	(18.2)%
Touch of Scent®	90,800	115,900	(21.7)%

Total household products	1,141,200	1,399,500	(18.5)%

Alpha Hydrox®, Diabetic cream and shampoo and other skin care products	1,066,900	1,046,000	2.0%
Montagne Jeunesse and Batiste dry shampoo	1,659,600	1,625,900	2.1%

Total skin and hair care products	2,726,500	2,671,900	2.0%

Total net sales	$3,867,700	$4,071,400	(5.0)%

The net sales of our skin and hair care products were $2,726,500 in the third quarter of 2012 compared to $2,671,900 for the same period in 2011, an increase of $54,600 or 2.0%. The net sales of our Alpha Hydrox® and other manufactured skin care products were $1,066,900 in the third quarter of 2012 versus $1,046,000 for the same period in 2011, an increase of $20,900 or 2.0%. This increase is primarily attributable to increased distribution to new and existing customers and the improved placement of our products at existing customers.

The net sales of Montagne Jeunesse and Batiste dry shampoo were $1,659,600 in the third quarter of 2012 versus $1,625,900 for the same period in 2011, an increase of $33,700 or 2.1%. This increase is primarily attributable to increased distribution to new and existing customers and the improved placement of our products at existing customers.

During the third quarter of 2012, the sales of our household products were $1,141,200 as compared to $1,399,500 for the same period in 2011, a decrease of $258,300 or 18.5%. This decrease reflects primarily decreased distribution in our Clean Screen and Little Clean Screen products. We believe the decline in sales of Clean Screen is the result of new competitors in the segment including competitors with significant name brand recognition. Sales of our Touch of Scent® air fresheners were down by $25,100 or 21.0%.

Due to the decline in sales and distribution of Mold Control 500, this product will be discontinued after 2012. We attribute this decline to the following three primary factors: (1) generally lower actual consumer demand than anticipated; (2) the product is effective, but expensive; and (3) the product involves a delivery system considered by many not to be consumer friendly.

We paid our customers a total of $357,800 in the third quarter of 2012 versus $299,500 for the same period in 2011, an increase of $58,300 or 19.5% for trade promotions to support price features, displays and other merchandising of our products. We found the increase necessary to achieve increased distribution of our skin and hair care products to new and existing customers and the improved placement of our products at existing customers.

On a consolidated basis, cost of sales was $2,287,500 during the third quarter of 2012 compared to $2,275,300 for the same period in 2011, an increase of $12,200 or 0.5%, on a net sales decrease of 18.5%. As a percentage of consolidated net sales, cost of sales was 59.1% in the third quarter of 2012 versus 55.9% for the same period in 2011.

The cost of sales for our skin and hair care products increased to 58.4% in the third quarter of 2012 as compared to 53.5% for the same period in 2011. The costs of sales for our household products increased to 61.0% in the third quarter of 2012 as compared to 60.5% for the same period in 2011. These increases reflect primarily more spending on trade promotions in the third quarter of 2012 as compared to the same period in 2011 and increases in our costs for certain raw materials.

Operating Expenses, Interest Expense and Other Income

	Three Months Ended September 30,		Percentage Increase (Decrease)
	2012	2011
Operating Expenses
Advertising	$60,100	$82,300	(27.0)%
Selling	1,001,300	1,103,000	(9.2)%
General and administrative	707,900	601,000	17.8%
Impairment of long-lived assets	286,900	0	100.0%

Total operating expenses	$2,056,200	$1,786,300	(15.1)%

Rental and Other Income	$32,100	$39,700	(19.1)%

Interest Expense	$67,200	$59,200	13.5%

Our operating expenses increased by $269,900 or 15.1% in the third quarter of 2012 when compared to the same period in 2011. These expenses consist primarily of advertising, selling, general and administrative expenses and an impairment to our long-lived assets and are discussed below.

Advertising expenses for the third quarter of 2012 were $60,100 compared to $82,300 for the same period in 2011, a decrease of $22,200 or 27.0%, primarily related to a reduction in spending on printed collateral materials for our customers and consumers.

Selling expenses for the third quarter of 2012 were $1,001,300 compared to $1,103,000 for the same period in 2011, a decrease of $101,700 or 9.2%. The decrease was a result of deploying our funds for trade promotions, rather than for selling expenses.

General and administrative expenses for the third quarter of 2012 were $707,900 compared to $601,000 for the same period of 2011, an increase of $106,900 or 17.8%. This increase is attributable to the following two primary factors: (1) recent changes in personnel within our finance and accounting group; and (2) an increase in expenses for audit fees and legal fees.

The impairment of our long-lived assets for the third quarter of 2012 was $286,900 compared to $0 for the same period of 2011. The increase is due to an impairment to the carrying value of our Facilities as discussed above.

Rental and other income for the third quarter of 2012 of $32,100 included $31,700 of net rental receipts and $400 in interest earned on our cash reserves. This compares to total rental and other income for the third quarter in 2011 of $39,700 which included $38,400 of net rental receipts and $1,300 in interest earned on our cash reserves. The decrease in rental income is a result of a tenant stopping payments at the end of December 2011 when the tenant vacated, due to financial difficulties, one-half of a floor of our office building they were leasing from us.

Interest expense for the third quarter of 2012 was $67,200 and included $21,100 in administrative fees incurred relative to the sale of accounts receivable invoices to Summit. Interest expense for the third quarter of 2011 was $59,200 and included $17,300 in collateral management and/or administrative fees paid to Summit. The increase is due to higher borrowings under our line of credit with Summit to fund increased gross sales activity in the third quarter of 2012 compared to the same period in 2011.

Liquidity and Capital Resources

Citywide Loan

On June 28, 2006, we entered into a loan with a fifteen year amortization with Citywide Banks (the “Bank”) for $5,156,600 secured by the land, building and fixtures at our Denver, Colorado facilities. Interest on the bank loan is at the prime rate as published in The Wall Street Journal, adjusted annually each June. At September 30, 2012, this rate was 3. 25%. The loan requires 180 monthly payments of approximately $38,200 each. We believe, based upon both an income capitalization approach and a market value approach, that the real property assets securing the loan significantly exceed the principal amount outstanding under the loan agreement. Nevertheless, the loan agreement contains a number of covenants, including the requirement for us to maintain a current ratio through November 30, 2012 of at least 0.9:1.0 and thereafter of at least 1.0:1.0, and a ratio of consolidated long-term debt to consolidated net worth of not more than 1.0:1.0. These ratios are to be calculated in accordance with generally accepted accounting principles in the United States. We may not declare any dividends that would result in a violation of either of these covenants.

With regard to our current ratio, our loan agreement with the Bank was temporarily modified on August 10, 2012, to change our current ratio during the period from April 1, 2012 through November 30, 2012 to 0.9:1.0 from 1.0:1.0. We agreed to pay to the Bank a one-time modification fee of $17,500. The modification was necessary because our current ratio decreased to below 1.0:1.0 during the second quarter of 2012. The modification enables us to remain in compliance with the terms of the loan agreement with respect to the ratio through such later date and avoid being deemed in default under the loan agreement through such date for failing to comply with the original current ratio requirement. As a result of the modification, we are in full compliance with all of the provisions of the loan agreement as of the date hereof, and, by virtue of the modification and our continued compliance expectations, we continue to classify our indebtedness as long-term in our consolidated financial statements.

Notwithstanding the foregoing, if we are unable to regain and maintain compliance with the required ratio by the expiration date of the modification, we would need to seek another modification or waiver from the Bank in order to maintain compliance with the loan agreement. If a modification or waiver were not then available on terms acceptable to us or at all, the Bank could declare a default under the loan agreement and take advantage of its available remedies thereunder, including increasing the applicable interest rate and accelerating the repayment of the loan. A default under this loan agreement would also result in a default under our financing arrangement with Summit, enabling it to accelerate our obligation to repay it under that arrangement. If our interest rates were to increase or our repayment obligations were to be accelerated under either the loan agreement with the Bank or the Summit arrangement, and if we were unable to refinance our indebtedness or replace it with other third party lenders at that time, our liquidity would be materially adversely affected.

Affirmative covenants in the loan agreement with the Bank include, among other things, compliance in all material respects with applicable laws and regulations and compliance with our agreements with other parties that materially affect our financial condition. Negative covenants in the loan agreement include, among other things, that without the consent of the Bank, we do not: (1) sell, lease or grant a security interest in our assets; (2) engage in any business activity substantially different than those in which we are presently engaged; (3) sell assets out of the ordinary course of business; or (4) purchase another entity or an interest in another entity.

Financing Agreements

Please see Note 1(f) to our Consolidated Financial Statements (Unaudited) for information on our financing agreements with Summit and Wells Fargo.

Liquidity

At September 30, 2012, we had $738,200 in cash and approximately $284,000 of our credit line with Summit was available for future borrowing. Our net cash provided by operating activities in the first nine months of 2012 increased by $14,300 to $423,600 as compared to the first nine months of 2011. For the nine months ended September 30, 2012, the primary components of working capital that significantly affected operating cash flows are the following: (1) trade receivables net of proceeds on obligations collateralized by those receivables and inventory were $220,900 less at September 30, 2012 than at December 31, 2011 due primarily to higher borrowings under our line of credit with Summit to fund increased sales activity during September 2012 than December 2011; (2) inventory at September 30, 2012 was $109,900 less than at December 31, 2011 due primarily to timing differences in the receipt of our inventory; and (3) an operating loss for the first nine months of 2012 of $911,700 due primarily to (a) an impairment to the carrying value of our Facilities as detailed above; (b) increases in trade promotions to our customers as detailed above; (c) increases in costs of sales as detailed above; and (d) increases in operating expenses as detailed above.

We anticipate that our existing cash and our cash flow from operations, together with our current borrowing arrangements with Summit and Wells Fargo, will be sufficient to meet our cash requirements for the next 12 months. We do not have any significant capital expenditures planned for 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of September 30, 2012, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the nine months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and subsequent quarterly reports on Form 10-Q which could materially affect our business, financial condition or future results.

ITEM 6.	EXHIBITS.

Exhibit Number	Document

10.1	Temporary Modification of Business Loan Agreement between the Company and Citywide Banks attached to Loan #200083429 dated June 28, 2006 entered into on August 10, 2012

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1*	Section 1350 Certification

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished, not filed.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCOTT’S LIQUID GOLD-INC.

By:	/s/ Mark E. Goldstein
Mark E. Goldstein
President and Chief Executive Officer

By:	/s/ Barry J. Levine
Barry J. Levine
Treasurer, Chief Financial Officer and Chief Operating Officer

Date:	November 14, 2012

EXHIBIT INDEX

Exhibit Number	Document

10.1	Temporary Modification of Business Loan Agreement between the Company and Citywide Banks attached to Loan #200083429 dated June 28, 2006 entered into on August 10, 2012

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1*	Section 1350 Certification

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished, not filed.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.