Form 10-K
period 2012-12-31
SCOTTS LIQUID GOLD INC
filed 2013-03-29
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-13458

SCOTT’S LIQUID GOLD-INC.

(Name of small business as specified in its charter)

Colorado	84-0920811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4880 Havana Street, Suite 400, Denver, CO 80239

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the issuer was $1,604,772 on June 29, 2012.

As of March 29, 2013, there were 11,201,622 shares of common stock, $0.10 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be filed within 120 days after December 31, 2012.

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Report may contain “forward-looking statements” within the meaning of U.S. federal securities laws. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and our performance inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of each of our significant products in the marketplace; the degree of success of any new product or product line introduction by us; competitive factors; any decrease in distribution of (i.e., retail stores carrying) our significant products; continuation of our distributorship agreement for Montagne Jeunesse skin care products and Batiste Dry Shampoos; the need for effective advertising of our products; limited resources available for such advertising; new competitive products and/or technological changes; dependence upon third party vendors and upon sales to major customers; changes in the regulation of our products, including applicable environmental regulations; continuing losses which could affect our liquidity; the loss of any executive officer; and other matters discussed in this Report. The forward-looking statements in this Report speak as of the filing date of this Report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report.

PART I

ITEM 1.	BUSINESS

General

Scott’s Liquid Gold-Inc., a Colorado corporation, was incorporated on February 15, 1954. Through our wholly-owned subsidiaries, we develop, manufacture, market and sell quality household and skin and hair care products. Our most well-recognized product, Scott’s Liquid Gold® wood cleaner and preservative, has been sold in the United States for over 60 years. Our Alpha Hydrox® skin care brand was one of the first to use alpha hydroxy acids (“AHAs”). Our Neoteric Diabetic® products were developed to address the skin conditions of persons living with diabetes. We are the exclusive distributor in the United States of Montagne Jeunesse skin sachets and Batiste Dry Shampoo manufactured by two other companies.

In this Report the terms “we”, “us” or “our” refers to Scott’s Liquid Gold-Inc. and our subsidiaries, collectively. Our business is divided into two operating segments, household products and skin and hair care products.

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

Subsequent Event

On February 1, 2013, we consummated the sale of our real estate assets located at 4880 Havana Street, Denver, Colorado, consisting of approximately 10.8 acres of land improved with four buildings containing approximately 241,684 square feet of office, warehouse and manufacturing space, with associated improvements and personal property, and adjacent vacant land of approximately 5.5 acres (together, the “Property”). We sold the Property for a purchase price of $9,500,000 and incurred selling expenses of $579,800, including $570,000 for real estate broker commissions.

In connection with the sale, we leased back from the purchaser approximately 16,078 square feet of office space (the “Office Lease”) and approximately 113,620 square feet of manufacturing and warehouse space (the “Warehouse Lease”) currently used by us. Each of the Office Lease and the

Warehouse Lease has an initial term of three years, with options to extend the term for two additional terms of three years each. Rent for the Office Lease is $13.00 per square foot per annum, with annual 3% increases. Rent for the Warehouse Lease is $3.25 per square foot per annum, with annual 3% increases, and we will pay an additional $1.25 per square foot per annum as our share of the purchaser’s operating expenses under the Warehouse Lease (including taxes, insurance and common area maintenance charges). If certain uncontrollable operating expenses increase by more than 5% per year, our share of operating expenses under the Warehouse Lease may be increased.

As of the date of the closing, the principal and interest balance on our long-term debt secured by the Property with Citywide Banks (the “Bank”) was $3,373,961. This debt was repaid in full at closing. We also paid approximately $202,000 at closing for real estate property taxes for 2012. In addition, on February 4, 2013, we paid $909,778 to Summit Financial Resources, L.P. (“Summit”) to repay the outstanding balance on our credit line with Summit and we have maintained a zero loan balance since that time. We made this payment to reduce our interest costs. Please see Note 1(e) to our Consolidated Financial Statements in Item 8 for a discussion of our financing agreement with Summit. Also, in February 2013, we paid certain other financial obligations to suppliers and vendors in the amount of approximately $960,000 and incurred approximately $150,000 in capital expenditures as a result of the sale of our Property. We estimate that our remaining cash from the sale of the Property after the payment of all of the foregoing expenses was approximately $3.3 million.

Because the sale of our Property was consummated after the end of our fiscal year, its effects are not reflected in our financial statements. We believe the sale of our Property will allow us to carry less debt, reduce our interest and other borrowing expenses, satisfy certain outstanding financial obligations, allow us to negotiate better terms with suppliers and vendors, increase the amount we invest in advertising and allow us to pursue potential strategic transactions. We also believe having the Office Lease and Warehouse Lease in place will allow us to continue to reduce and better control our operating costs and expenses.

Strategy

We are focused on strategies that we believe will enhance our long-term financial health and deliver long-term shareholder value. In order to achieve these objectives, we plan to generate continued growth of our existing brands and products, as well as pursue new opportunities to develop, acquire or distribute new brands and products. For 2013, we continue to pursue the following primary goals that we established in 2012: (1) increase sales by strengthening and broadening consumer awareness of our products; (2) add additional products to the mix of products that one or more of our existing major customers already buy from us; (3) add at least one major retailer as a customer; and (4) reduce operating costs and expenses. As discussed below, we believe that we made substantial progress on these goals. One of our primary goals from 2012 was to deal with our Property. As discussed above, we sold the Property on February 1, 2013 and leased back certain portions of the Property.

Household Products

Scott’s Liquid Gold® wood cleaner and preservative has been our core product since our inception. It has been sold in the United States for over 60 years. Unlike a furniture polish, our product contains natural oils that penetrate the wood’s surface to clean, replace lost moisture, minimize the appearance of scratches and bring out the natural beauty of wood. We have also introduced an additional wood care product in a wipe form and a wood wash product. Our Dust ’N Go pre-moistened cloth wipes are quick, easy and convenient dusting wipes for wood and numerous other surfaces. Our wood wash product simply and safely cleans all types of wood surfaces.

During the second quarter of 2006, we introduced our mold remediation product “Mold Control 500”. Due to declining sales and distribution, this product was discontinued at the end of 2012. We attribute this decline to the following three primary factors: (1) generally lower actual consumer demand than anticipated; (2) the product is effective, but expensive; and (3) the product involves a delivery system considered by many not to be consumer friendly.

During the first quarter of 2009, we introduced “Clean Screen”, an affordable, simple and easy way for cleaning electronic screens, especially today’s new sensitive electronics. Clean Screen is a liquid formulated with a state-of-the-art water treatment technology that not only cleans away dirt, but also mineral deposits and other impurities. In 2010, we introduced Clean Screen in a wipe form and marketed the product as “Little Clean Screen”.

Since 1982, we have sold Touch of Scent® air fresheners. Our air fresheners offer a unique dispenser with aerosol refills. Touch of Scent® air fresheners are available in a wide assortment of beautiful fragrances, which are quick, easy to use and effective.

Household products accounted for 30.5% of our consolidated net sales in 2012 and 38.0% in 2011. We continually evaluate possible new household products to be developed, acquired, manufactured and/or distributed by us.

Skin and Hair Care Products

In early 1992, we began to develop, manufacture, market and sell skin care products under the trade name of Alpha Hydrox®. These products include facial care products, a body lotion, a body wash and a foot cream. Our Alpha Hydrox® skin care brand was one of the first to use AHAs. Products containing AHAs gently slough off dead skin cells to promote a healthier, more youthful appearance and help to diminish fine lines and wrinkles.

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

Since 2001, we have been the exclusive distributor in the United States for face masque sachets manufactured by Montagne Jeunesse International Ltd. (“Montagne Jeunesse”). Montagne Jeunesse is based in the United Kingdom. Their sachet products are currently sold in over 70 countries. These masques are sold for single use in unique and attractive packages in a wide assortment of types and fragrances. A significant portion of our business consists of the sale of these sachet products. See “Manufacturing and Suppliers” in this Item 1 below for information on the terms of our agreement with Montagne Jeunesse.

In the fourth quarter of 2009, we became the exclusive distributor in the United States for Batiste Dry Shampoo with the exception of certain warehouse stores and governmental entities. Dry shampoo is a quick and convenient way to refresh hair between washes. Batiste was one of the innovators of dry shampoo. We believe that there is a large and fast-growing market for dry shampoo. In that regard, Church & Dwight Co. Inc. (“Church & Dwight”) acquired Batiste Dry Shampoo in 2011. We continue to be the exclusive distributor for the shampoo under the terms of our distribution agreement with Church & Dwight. The initial term of our agreement with Church & Dwight runs through December 31, 2014 and the agreement will be automatically renewed for additional one year terms, unless terminated. See “Manufacturing and Suppliers” in this Item 1 below for information on the terms of our agreement with Church & Dwight. Church & Dwight is a leading global consumer products company with such well-recognized brand names as Arm & Hammer, Oxiclean and Orajel.

Skin and hair care products accounted for 69.5% of our consolidated net sales in 2012 and 62.0% in 2011. We continually evaluate possible new skin and hair care products as well as other beauty care products to be developed, acquired, manufactured and/or distributed by us.

Marketing and Distribution

We primarily market our products through: (1) trade promotions to support price features, displays and other merchandising of our products by our retail customers; (2) consumer incentives such as coupons and rebates; and (3) consumer marketing in print, social media and television advertising.

Our products are sold nationally, directly through our sales force and indirectly through independent brokers, to mass marketers, drugstores, supermarkets, hardware stores and other retail outlets and to wholesale distributors. In 2012 and 2011, Wal-Mart Stores, Inc. (“Wal-Mart”) accounted for approximately 32% and 33% of our sales of household products, respectively. With regard to our skin and hair care products, Wal-Mart accounted for approximately 18% of sales in both 2012 and 2011. Wal-Mart accounted for approximately 22% and 24% of our aggregate net sales on a consolidated basis in 2012 and 2011, respectively.

In 2012 and 2011, Ulta Salon, Cosmetics & Fragrance, Inc. (“Ulta”) accounted for approximately 16% and 12%, respectively, of our skin and hair care products. During 2012 and 2011, we did not sell household products to Ulta. Ulta accounted for approximately 11% and 8% in 2012 and 2011, respectively, of our aggregate net sales on a consolidated basis.

In 2012 and 2011, Walgreens Co. (“Walgreens”) accounted for approximately 14% and 17%, respectively, of our sales of skin and hair care products. During 2012 and 2011, we did not sell household products to Walgreens. Walgreens accounted for approximately 7% and 11% in 2012 and 2011, respectively, of our aggregate net sales on a consolidated basis. As is typical in our industry, we do not have a long-term contract with Wal-Mart, Ulta, Walgreens or any other retail customer.

We also use our Scott’s Liquid Gold and Neoteric Cosmetics websites for sales of our products directly to consumers. Such sales were approximately 9% and 8% of total sales in 2012 and 2011, respectively.

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

Manufacturing and Suppliers

We owned all of our manufacturing facilities until February 1, 2013. Please see Note 12 to our Consolidated Financial Statements in Item 8 for information on the sale of our real estate assets and our leasing back certain of the manufacturing facilities that we sold. We own and operate all of our manufacturing equipment. We manufacture all of our products with the exception of the following products: (1) those products for which we act as a distributor; (2) our Scott’s Liquid Gold® Dust ’N Go wipes; and (3) our Little Clean Screen product. For all of our products, we must maintain sufficient inventories to ship most orders as they are received.

Quality control is enforced at all stages of production, as well as upon the receipt of raw materials from suppliers. Raw materials are purchased from a number of suppliers and, at the present time, are readily available. However, we do not have long term contracts with our suppliers and any contracts we do have with suppliers may be terminated at any time. Our sole supply for the oxygenated oil used in our Neoteric Diabetic® skin care products is a French company with which we have a non-exclusive supply agreement. We believe that we have good relationships with all of our suppliers.

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

In January of 2012, we entered into a distribution agreement with Church & Dwight allowing us to act as the exclusive distributor of Batiste Dry Shampoo products in the United States. Church & Dwight still has the right to sell Batiste products to government agencies and departments, as well as warehouse clubs and multinational superstores or hypermarkets. The agreement requires us to satisfy certain annual sales objectives. If we fail to purchase a sufficient amount of Batiste Dry Shampoo products, Church & Dwight may terminate the agreement, or we may lose our exclusive distribution rights. This minimum amount will increase each year. We have also agreed to spend a minimum amount each year for advertising and sales promotion in support of Batiste Dry Shampoo products.

The agreement provides that we will not be permitted to manufacture, distribute or sell any products that are competitive with Batiste Dry Shampoo products. The initial pricing terms for the Batiste products were negotiated with Church & Dwight, but may be increased by Church & Dwight at any time upon 90 days’ prior written notice of any price increase. While the agreement may be terminated in the case of an uncured breach, upon a change in control, or upon our violation of export control laws, the initial term of the agreement will be three years and will automatically renew for successive one year terms upon written notice by either party.

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

Regulation

We are subject to various federal, state and local laws and regulations that pertain to the type of consumer products that we manufacture and sell. Many chemicals used in consumer products, some of which are used in several of our product formulations, have come under scrutiny by various state governments and the Federal government. These chemicals are called volatile organic compounds (“VOC’s”), which arguably contribute to the formation of ground level ozone. Many states as well as the Federal government have passed regulations that limit the amount of VOC’s allowed in various categories of consumer products. All of our products currently meet the most stringent VOC regulations and may be sold throughout the United States. Any new or revised VOC regulations developed by various states or the Federal government may apply to our products and could potentially require reformulation of those products in the future. Limitation of VOC content in consumer products by both state and Federal governments will continue to be part of regulatory efforts to achieve compliance with clean air regulations. We continue to monitor all environmental regulatory activities and believe that we have done all that is necessary to satisfy the current requirements of the Federal Clean Air Act and the laws of various state governments.

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

The FDA’s National Center for Toxicological Research has periodically been investigating the effect of long term exposure to AHAs since 2003. On December 31, 2003, the FDA published a call for data on certain ingredients in various products, including AHAs that are part of wrinkle remover products. Manufacturers were asked to submit any data supporting the reclassification of these cosmetic products as over-the-counter drugs. In January 2005, the FDA issued final guidance to the effect that products containing AHAs should alert users that those products may increase skin sensitivity to sun and possible sunburn and the steps to avoid such consequences. On October 27, 2008, FDA published a set of Q&A’s that dealt with both long term exposure and drug/cosmetic issues.

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

Employees

We employ 67 persons of which 29 work in plant and production related functions and 38 work in administrative, sales and advertising functions. No contracts exist between us and any union. We monitor wage and salary rates in the Rocky Mountain area and pursue a policy of providing competitive compensation to our employees. The compensation of our executive officers is under the review of the Compensation Committee of our Board of Directors. Fringe benefits for our employees include medical, vision and dental plans, short-term disability, life insurance, a 401(k) plan with matching contributions for employees earning $35,000 or less per annum and an employee stock ownership (ESOP) plan. We consider our employee relations to be satisfactory with the average tenure of our employees to be approximately 15 years.

Patents and Trademarks

At present, we own one patent covering an ingredient used in some of our skin care products. Additionally, we actively use our registered trademarks for Scott’s Liquid Gold®, Touch of Scent®, Alpha Hydrox® and Neoteric® in the United States and have registered trademarks in a number of additional countries. Our registered trademarks concern names and logos relating to our products as well as the design of boxes for certain of our products.

Available Information and Code of Ethics

We will make available free of charge through the website http://www.businesswire.com/cnn/slgd.htm, this annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission (the “SEC”). These reports are also available through a link on our website (www.scottsliquidgold.com). Information on our website is not incorporated by reference into this Report and should not be considered part of this document. We will provide upon request (see below for instructions) and at no charge electronic or paper copies of these filings with the SEC (excluding exhibits).

We will also provide to any person without charge, upon request (see below for instructions), a copy of our code of business conduct and ethics.

A request for our reports filed with the SEC or our code of business conduct and ethics may be made to: Corporate Secretary, Scott’s Liquid Gold-Inc., 4880 Havana Street, Suite 400, Denver, Colorado 80239.

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

We need to increase our revenues and/or further reduce our costs in order to become profitable.

We have experienced significant losses over an extended number of years. These losses result primarily from declining sales of our skin care products and our primary household products. Maintaining or increasing our revenues is uncertain and involves a number of factors including consumer acceptance of our products, distribution of our products and other matters described below.

Our cash flow is dependent upon operating cash flow, available cash and available funds under our financing agreements with Summit and Wells Fargo Bank, National Associations (“Wells Fargo”).

Because we are dependent on our operating cash flow, any loss of a significant customer, any further decreases in the distribution of our skin and hair care or household products, new competitive products affecting sales levels of our products or any significant expense not included in our internal budget could result in the need to raise cash. Our financing agreement with Summit was amended on March 16, 2011 (effective March 1, 2011) and then again on June 29, 2012 (effective July 1, 2012). The agreement has a term that expires on January 1, 2014, but it may be renewed for additional 12 month periods unless either party elects to cancel in writing at least 60 days prior to January 1, 2014 and thereafter on the anniversary date of each 12 month period. On March 16, 2011, under a consent agreement from Summit, we entered into an agreement that enables us to sell the receivables of our largest customer to Wells Fargo. Except for these agreements, we have no arrangements for any external financing of debt or equity, and we are not certain any such financing would be available on acceptable terms. In order to improve our operating cash flow, we need to achieve profitability, and/or further reduce our costs.

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

We believe the growth of our net sales is substantially dependent upon our ability to introduce our products to current and new consumers through advertising and marketing. At present, we have limited resources compared to many of our competitors to spend on advertising and marketing. Advertising, particularly television advertising, can be important in reaching consumers, although the effectiveness of any particular advertisement cannot be predicted. Additionally, we may not be able to obtain optimal advertising placements at our current advertising budget. Our limited resources to promote our products through advertising may adversely affect our net sales and operating performance.

Maintaining or increasing our revenues is dependent, in part, on the introduction of new products that are successful in the marketplace.

If we are not successful in making ongoing sales of our newer products to retail stores or these products are not well received by consumers, our revenues could be materially and adversely affected.

A loss of one or more of our major customers could have a material adverse effect on our product sales.

For more than a majority of our sales, we are dependent upon sales to major customers, including Wal-Mart, which is our largest customer, Ulta, which is our second largest customer and Walgreens, which is our third largest customer. The easy access of consumers to our products is dependent upon major retail stores and other retail stores carrying our products. The willingness of these customers (i.e., retail stores) to carry any of our products depends on various matters, including the level of sales of the product at their stores. Any declines in sales of a product to consumers can result in the loss of retail stores as our customers and the corresponding decreases in the distribution of the product. It is uncertain whether the consumer base served by these stores would purchase our products at other retail stores. In the past, sales of our products have been affected by retail stores which discontinue a product or carry the product in a lesser number of stores.

A significant part of our sales of skin and hair care products are represented by the Montagne Jeunesse sachet products and Batiste Dry Shampoo products, each of which depends upon the continuation of our distributorship agreement with the manufacturers of these products.

Our distributorship agreement with Montagne Jeunesse does not have a fixed term, but continues until it is terminated by either party giving the other party no less than three or six months’ written notice of termination, depending on the reason for termination. To date, neither party has provided such notice. As a practical matter, we believe that the continuation of our agreement with Montagne Jeunesse is dependent upon maintaining our good relationship with them. Our distribution agreement with Church & Dwight, the manufacturer of Batiste Dry Shampoo products, has an initial term of three years and, following this term, may be automatically renewed. If our agreements with Montagne Jeunesse or Church & Dwight are terminated, we may no longer be able to distribute Montagne Jeunesse or Batiste Dry Shampoo products on an exclusive basis, or at all, and sales in our skin and hair care segment would be adversely affected.

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

Our facilities, located in Denver, Colorado, which we owned until February 1, 2013, consisted of four connected buildings and a parking garage (approximately 241,684 square feet in total) and about 16.3 acres of land. These buildings range in age from approximately 16 to 39 years (126,600 square feet having been added in 1995 and 1996). As described above under Item 1, “Business,” we sold the Property on February 1, 2013 and leased a portion of our facilities back from the purchaser. Our facilities house our corporate headquarters and all of our manufacturing and warehouse operations, which are used by both of our operating segments. Until the sale of the Property on February 1, 2013, our facilities served as as collateral for a $5.2 million bank loan with a principal balance at December 31, 2012 of $3.4 million. Please see Note 12 to our Consolidated Financial Statements in Item 8 for information on the sale of our facilities, the leasing back of certain of the facilities that we sold and the repayment of our bank loan. We believe that our current leased space will provide capacity for growth for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS.

We are subject to lawsuits from time to time in the ordinary course of business. While we expect those lawsuits not to have a material effect on us, an adverse development in any such lawsuit could materially and adversely affect our financial condition and cash flow.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

2012 Three Months Ended			2011 Three Months Ended
	High	Low		High	Low
March 31	$0.28	$0.17	March 31	$0.51	$0.20
June 30	$0.21	$0.20	June 30	$0.52	$0.30
September 30	$0.32	$0.13	September 30	$0.35	$0.31
December 31	$0.39	$0.14	December 31	$0.35	$0.16

Shareholders

As of March 29, 2013, based on inquiry, we had approximately 772 shareholders of record.

Dividends

We did not pay any cash dividends during the two most recent fiscal years. No decision has been made as to future dividends. See “Results of Operations—Liquidity and Capital Resources” for information concerning restrictions on our ability to pay dividends.

Equity Plans

The following table provides, as of December 31, 2012, information regarding our 1998 and 2005 Stock Option Plans. The 1998 plan has expired, but options under that plan remain outstanding. We also have an employee stock ownership plan which invests only in our common stock, but which is not included in the table below.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,387,350	$0.25	1,570,650
Equity compensation plans not approved by security holders	0	0	0

Total	1,387,350	$0.25	1,570,650

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Income Taxes

As of December 31, 2012, we have net deferred income tax assets of approximately $4,212,000 which primarily relate to net operating loss carryforwards, expenses that are not yet deductible for tax purposes and tax credit carryforwards. These assets are offset by deferred income tax liabilities for differences in the book and tax bases of property and equipment. The net deferred tax asset is fully reserved by a valuation allowance. The valuation allowance represents our determination that, more likely than not, we will be unable to realize the value of such assets at this time due to the uncertainty of future profitability.

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

Long-Lived Assets and Assets Held for Sale

Please refer to Note 1(i) of our Consolidated Financial Statements in Item 8 as to our determination that there has been no impairment in the carrying values of our long-lived assets at December 31, 2012. However, please refer to the same note as to our determination to reclassify our long-lived assets as “held for sale”.

Recently Issued Accounting Pronouncements

We have considered recently issued accounting pronouncements and do not believe that such pronouncements are of significance or potential significance to us.

Results of Operations

Our consolidated net sales for 2012 were $16,041,400 versus $15,616,300 for 2011, an increase of $425,100 or 2.7%. We saw a 14.9% increase in net sales of our own line of skin care products and a 15.4% increase in net sales of the skin and hair care products that we distribute for other companies. These increases were offset in part by a 17.6% decrease in net sales of our household products. The reasons for the decrease in the sales of our household products are described below.

Our net loss for 2012 was $1,371,800 versus a net loss $633,800 for 2011. The increased loss for 2012 compared to 2011 resulted primarily from: (1) an impairment to the carrying value of our facilities as detailed below; (2) a reclassification of our facilities to assets “held for sale” and related impairment as detailed below; (3) increases in trade promotions to our customers; (4) increases in costs of sales as detailed below; and (5) increases in operating expenses as detailed below.

Summary of Results as a Percentage of Net Sales

	Year Ended December 31,
	2012	2011
Net sales
Household products	30.5%	38.0%
Skin and hair care products	69.5%	62.0%

Total net sales	100.0%	100.0%
Cost of sales	56.6%	54.8%

Gross profit	43.4%	45.2%
Other revenue	1.5%	1.0%

	44.9%	46.2%
Operating expenses	46.2%	48.8%
Loss on impairment of long-lived assets	1.8%	0%
Loss on impairment of assets held for sale	3.6%	0%

Interest expense	1.8%	1.5%

	53.4%	50.3%

(Loss) income before taxes	(8.6%)	(4.1%)

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

Comparative Net Sales

	Year Ended December 31,		Percentage Increase
	2012	2011	(Decrease)
Scott’s Liquid Gold® and other household products	$4,895,600	$5,941,100	(17.6%)

Total household products	4,895,600	5,941,100	(17.6%)

Alpha Hydrox®, Diabetic cream and shampoo and other skin care products	4,499,800	3,915,900	14.9%
Montagne Jeunesse and Batiste Dry Shampoo	6,646,000	5,759,300	15.4%

Total skin and hair care products	11,145,800	9,675,200	15.2%

Total net sales	$16,041,400	$15,616,300	2.7%

During 2012, net sales of skin and hair care products accounted for 69.5% of consolidated net sales compared to 62.0% in 2011. The net sales of these products were $11,145,800 in 2012 compared to $9,675,200 in 2011, an increase of $1,470,600 or 15.2%.

The net sales of our Alpha Hydrox® and other manufactured skin care products were $4,499,800 in 2012 versus $3,915,900 in 2011, an increase of $583,900 or 14.9%. This increase is primarily attributable to increased distribution to new and existing customers and the improved placement of our products at existing customers.

The net sales of Montagne Jeunesse and Batiste Dry Shampoo were $6,646,000 in 2012 versus $5,759,300 in 2011, an increase of $886,700 or 15.4%. This increase is primarily attributable to increased distribution at new and existing customers and the improved placement of our products at existing customers.

Sales of household products for 2012 accounted for 30.5% of consolidated net sales compared to 38.0% for the same period in 2011. During 2012, the sales of our household products were $4,895,600 as compared to $5,941,100 for the same period in 2011, a decrease of $1,045,500 or 17.6%. This decrease reflects primarily decreased distribution in our Clean Screen and Little Clean Screen products. We believe the decline in sales of Clean Screen is the result of new competitors in the segment including competitors with significant name brand recognition. We believe that this trend is likely to continue impacting our net sales going forward, as our competitors continue to gain market share in this area.

Due to the decline in sales and distribution of Mold Control 500, this product was discontinued at the end of 2012. We attribute this decline to the following three primary factors: (1) generally lower actual consumer demand than anticipated; (2) the product is effective, but expensive; and (3) the product involves a delivery system considered by many not to be consumer friendly.

We paid our customers a total of $1,735,700 in 2012 versus $1,315,200 in 2011, an increase of $420,500 or 32% for trade promotions to support price features, displays and other merchandising of our products. We made a strategic decision this year to invest more in the promotion and marketing of our products. Our primary goal was to obtain additional distribution with our existing customers, better product placement in the stores with these customers and to obtain distribution with new customers. We believe our increased net sales in our skin and hair products segment during the latter part of 2012 has demonstrated the early benefits of our decision to increase spending in support of promotions and marketing.

From time to time, our customers return products to us. For our household products, we permit returns only for a limited time. With regard to our skin and hair care products, returns are more frequent under an unwritten industry standard that permits returns for a variety of reasons. In the event a skin and hair care customer requests a return of a product, we will consider the request, and may grant such request in order to maintain or enhance our relationship with the customer, even in the absence of an enforceable right of the customer to do so. Typically, customers that return products to us take a credit on our invoice equal to the original sale price plus a handling charge ranging from 8-10% of the original sales price. Our product returns (as a percentage of net sales) were 0.60% in 2012 compared to 0.15% in 2011. The increase reflects primarily returns due to reducing the fill amount and reducing the number of colors in the graphics on our cans of Scott’s Liquid Gold® Wood Cleaner and Preservative to reduce costs.

On a consolidated basis, cost of sales was $9,074,700 for 2012 compared to $8,553,500 for 2011, an increase of $521,200 or 6.1%, on a net sales increase of 2.7%. As a percentage of consolidated net sales, cost of sales was 56.6% in 2012 versus 54.8% in 2011.

The cost of sales for our skin and hair care products was 53.7% of net sales in both 2012 and 2011. The costs of sales for our household products increased to 63.1% of net sales in 2012 as compared to 57.9% in 2011. This increase primarily reflect more spending on trade promotions in 2012 as compared to 2011, more obsolete inventory charged to expense in 2012 as compared to 2011, and increases in our costs for certain raw materials.

Operating Expenses, Interest Expense and Other Income

	Year Ended December 31,		Percentage Increase
	2012	2011	(Decrease)
Operating Expenses
Advertising	$320,200	$773,300	(58.6%)
Selling	4,305,200	4,527,100	(4.9%)
General and administrative	2,792,200	2,318,100	20.5%
Impairment of long-lived assets	286,900	0	100.0%
Impairment on assets held for sale	579,800	0	100.0%

Total operating expenses	$8,284,300	$7,618,500	8.7%

Rental and Other Income	$240,400	$159,200	51.0%

Interest Expense	$294,600	$237,300	24.1%

Our operating expenses increased by $665,800 in 2012 when compared to 2011 or 8.7%. These expenses consist primarily of advertising, selling, general and administrative expenses, an impairment of long-lived assets and an impairment on assets held for sale, which are discussed below.

Advertising expenses for 2012 were $320,200 compared to $773,300 for 2011, a decrease of $453,100 or 58.6%. The decrease relates primarily to the cost of a national television campaign for Scott’s Liquid Gold® wood cleaner and preservative in the fourth quarter of 2011 as well as a national coupon drop that was part of the same marketing program. We did not do a similar national television campaign and coupon drop in 2012.

Selling expenses for 2012 were $4,305,200 compared to $4,527,100 for 2011, a decrease of $221,900 or 4.9%. The decrease was comprised primarily of the following three factors: (1) a decrease in the costs of displays for certain of our products; (2) a decrease in shipping and handling costs; and (3) a decrease in postage expense for sampling programs.

General and administrative expenses for 2012 were $2,792,200 compared to $2,318,100 for 2011, an increase of $474,100 or 20.5%. This increase is attributable to the following three primary factors: (1) recent changes in personnel within our finance and accounting group; (2) an increase in expenses for audit fees and legal fees, including legal fees incurred in connection with the sale of our real estate assets; and (3) an increase in repairs and maintenance costs for our real estate assets.

The impairment of our long-lived assets for 2012 was $286,900 compared to $0 for 2011. The increase is due to an impairment to the carrying value of our facilities as discussed in Note 1(i) of our Consolidated Financial Statements in Item 8.

The impairment of our assets held for sale for 2012 was $579,800 compared to $0 for 2011. The increase is due to a reclassification of our long-lived assets to assets “held for sale” as discussed in Note 1(i) of our Consolidated Financial Statements in Item 8.

Rental and other income in 2012 of $240,400 included $152,100 of net rental receipts, $2,500 in interest earned on our cash reserves and other income of $85,800. This compares to total rental and other income for 2011 of $159,200 which included $153,100 of net rental receipts, $4,900 in interest earned on our cash reserves and other income of $1,200. The increase in other income is due primarily to the sale of certain manufacturing equipment that was no longer required.

Interest expense for 2012 was $294,600 and included $98,000 in administrative fees incurred relative to the sale of accounts receivable invoices to Summit. Interest expense for 2011 was $237,300 and included $64,500 in administrative fees paid to Summit. The increase is due to higher borrowings under our line of credit with Summit to fund increased gross sales activity and trade promotions.

During 2012 and 2011, our expenditures for research and development were insignificant.

Liquidity and Capital Resources

Citywide Loan

Please see Note 4 to our Consolidated Financial Statements in Item 8 for information on our loan with Citywide Banks (the “Bank”) for $5,156,600 secured by the land, building and fixtures at our Denver, Colorado facilities with an outstanding principal balance at December 31, 2012 of $3,363,300. In addition, please see Note 12 to our Consolidated Financial Statements in Item 8 for information regarding our repayment of this loan in connection with our sale of our Property.

Financing Agreements

Please see Note 1(e) to our Consolidated Financial Statements in Item 8 for a discussion of our financing agreements with Summit and Wells Fargo. Note 1(e) also includes a discussion of the accounting treatment of the funds borrowed pursuant to these agreements. In addition, please see Note 12 to our Consolidated Financial Statements in Item 8 for information regarding the repayment of our credit line with Summit in connection with our sale of our Property.

Liquidity

At December 31, 2012, we had $253,900 in cash and approximately $298,600 of our credit line with Summit was available for future borrowing. Our net cash provided by operating activities in 2012 decreased by $455,000 to $17,900 as compared to 2011. For 2012, the primary components of working capital (exclusive of cash that was $322,000 less at December 31, 2012 compared to December 31, 2011) that significantly affected operating cash flows are the following: (1) trade receivables, net were $521,300 more at December 31, 2012 than at December 31, 2011 due primarily to increased gross sales activity and the timing of receiving payment; (2) obligations collateralized by those receivables and inventory were $924,300 more at December 31, 2012 than at December 31, 2011 due primarily to higher borrowings under our line of credit with Summit to fund increased gross sales activity and trade promotions and a reduction in accounts payable and other accrued expenses; (3) inventory at December 31, 2012 was $43,400 less than at December 31, 2011 due primarily to timing differences in the receipt of our inventory; and (4) accounts payable and other accrued expenses at December 31, 2012 were $351,400 less than at December 31, 2011 due primarily to the timing of making payments and lower accruals for payroll and benefits, trade promotions and an insurance claim.

We anticipate that our existing cash, especially given the cash proceeds from the sale of our real estate assets, and our cash flow from operations, together with our current borrowing arrangements with Summit and Wells Fargo, will be sufficient to meet our cash requirements for the next 12 months. We expect to make capital expenditures of approximately $150,000 for 2013 as a result of the sale of our real estate assets on February 1, 2013. Please see Note 12 to our Consolidated Financial Statements in Item 8 for information on the sale of our real estate assets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Scott’s Liquid Gold-Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of Scott’s Liquid Gold-Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scott’s Liquid Gold-Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ EKS&H LLLP

March 29, 2013

Denver, Colorado

Consolidated Statements of Operations

	Year Ended December 31,
	2012	2011
Net sales	$16,041,400	$15,616,300
Operating costs and expenses:
Cost of sales	9,074,700	8,553,500
Advertising	320,200	773,300
Selling	4,305,200	4,527,100
General and administrative	2,792,200	2,318,100
Loss on impairment of long-lived assets	286,900	0
Loss on impairment of assets held for sale	579,800	0

	17,359,000	16,172,000

Loss from operations	(1,317,600)	(555,700)
Rental and other income	240,400	159,200
Interest expense	(294,600)	(237,300)

Loss before income taxes	(1,371,800)	(633,800)
Income tax expense	0	0

Net loss	$(1,371,800)	$(633,800)

Net loss per common share :
Basic	$(0.13)	$(0.06)

Diluted	$(0.13)	$(0.06)

Weighted average shares outstanding:
Basic	10,934,945	10,898,800

Diluted	10,934,945	10,898,800

See accompanying notes to these Consolidated Financial Statements.

Consolidated Balance Sheets

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$253,900	$575,900
Trade receivables, net	969,200	447,900
Inventories, net	1,975,800	2,019,200
Prepaid expenses	139,100	133,400

Total current assets	3,338,000	3,176,400
Property, plant and equipment, net	467,400	10,632,100
Assets held for sale	8,907,600	0
Other assets	82,800	68,400

Total assets	$12,795,800	$13,876,900

Liabilities and Shareholders’ Equity
Current liabilities:
Obligations collateralized by receivables and inventory	$1,201,400	$277,100
Accounts payable	1,371,600	1,442,700
Accrued payroll and benefits	509,200	579,200
Accrued property taxes	227,900	230,600
Other accrued expenses	19,700	227,300
Current maturities of long-term debt	352,600	340,800

Total current liabilities	3,682,400	3,097,700
Long-term debt, net of current maturities	3,010,700	3,363,400

Total liabilities	6,693,100	6,461,100
Commitments and contingencies
Shareholders’ equity:
Common stock; $0.10 par value, authorized 50,000,000 shares; issued and outstanding 10,937,000 shares (2012) and 10,907,000 shares (2011)	1,093,700	1,090,700
Capital in excess of par	5,502,600	5,446,900
Retained earnings (deficit)	(493,600)	878,200

Total shareholders’ equity	6,102,700	7,415,800

Total liabilities and shareholders’ equity	$12,795,800	$13,876,900

See accompanying notes to these Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

	Common Stock		Capital in Excess of Par	Retained Earnings (deficit)	Total
	Shares	Amount
Balance, December 31, 2010	10,898,500	$1,089,900	$5,373,100	$1,512,000	$7,975,000
Stock-based compensation	0	0	72,800		72,800
Stock options exercised	8,500	800	1,000		1,800
Net loss				(633,800)	(633,800)

Balance, December 31, 2011	10,907,000	$1,090,700	$5,446,900	$878,200	$7,415,800
Stock-based compensation	0	0	53,600		53,600
Stock options exercised	30,000	3,000	2,100		5,100
Net loss				(1,371,800)	(1,371,800)

Balance, December 31, 2012	10,937,000	$1,093,700	$5,502,600	$(493,600)	$6,102,700

See accompanying notes to these Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,371,800)	$(633,800)

Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	420,300	502,300
Impairment of long-lived assets	286,900	0
Impairment on assets held for sale	579,800	0
Stock-based compensation	53,600	72,800
(Gain) loss on disposal of assets	(25,800)	3,000
Change in operating assets and liabilities:
Trade receivables	(521,300)	388,500
Inventories	43,400	(337,700)
Prepaid expenses and other assets	(20,100)	68,600
Net proceeds on obligations collateralized by receivables and inventory	924,300	(63,800)
Accounts payable and accrued expenses	(351,400)	473,000

Total adjustments to net loss	1,389,700	1,106,700

Net Cash Provided by Operating Activities	17,900	472,900

Cash flow from investing activities:
Proceeds from sale of property, plant and equipment	26,600	0
Purchase of property, plant and equipment	(30,700)	(49,400)

Net Cash Used by Investing Activities	(4,100)	(49,400)
Cash flow from financing activities:
Principal payments on long-term debt	(340,900)	(330,100)
Proceeds from exercise of stock options	5,100	1,800

Net Cash Used by Financing Activities	(335,800)	(328,300)

Net (Decrease) Increase in Cash and Cash Equivalents	(322,000)	95,200
Cash and Cash Equivalents, beginning of year	575,900	480,700
Cash and Cash Equivalents, end of year	$253,900	$575,900

Supplemental disclosures:
Cash paid during the period for interest	$294,800	$237,400

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

We have experienced significant losses over an extended number of years primarily attributable to sales declines and have used a significant amount of our cash reserves to fund operations and for debt service. To address these trends, we have implemented cost reduction initiatives, entered into financing agreements (please see Note 1(e) for information on our financing agreements) and continue to focus on existing and new product sales and distribution at improved margins to increase our cash provided by operations.

We anticipate that our existing cash, especially given the cash proceeds from the sale of our real estate assets, and our cash flow from operations, together with our current borrowing arrangements with Summit Financial Resources, L.P. (“Summit”) and Wells Fargo Bank, National Association (“Wells Fargo”) will be sufficient to meet our cash requirements for the next 12 months. We expect to make capital expenditures of approximately $150,000 for 2013 as a result of the sale of our real estate assets on February 1, 2013. Please see Note 12 for information on the sale of our real estate assets.

(b)	Principles of Consolidation

Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

(c)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts in our financial statements of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, the realization of deferred tax assets, reserves for slow moving and obsolete inventory, customer returns and allowances, coupon redemptions and stock-based compensation. Actual results could differ from our estimates.

(d)	Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.

(e)	Sale of Accounts Receivable

On November 3, 2008, effective as of October 31, 2008, we entered into a financing agreement with Summit for the purpose of improving working capital. The financing agreement with Summit was amended on March 12, 2010, March 16, 2011 (effective March 1, 2011) and then again on June 29, 2012 (effective July 1, 2012). The agreement has a term that expires on January 1, 2014, but it may be renewed for additional 12 month periods unless either party elects to cancel in writing at least 60 days prior to January 1, 2014 and thereafter on the anniversary date of each 12 month period.

The agreement provides for a factoring line up to $1.5 million and is secured primarily by accounts receivable, inventory, any lease in which we are a lessor and all investment property and guarantees by our active subsidiaries. Under the agreement, Summit will make loans at our request and in its discretion based on: (i) its purchases of our receivables, with recourse against us, at an advance rate of 85% (or such other percentage determined by Summit in its discretion) and (ii) our inventory not to exceed certain amounts, including an aggregate maximum of $500,000. Prior to the recent amendment on June 29, 2012, advances under the agreement had an interest rate of 1.5% over the prime rate (as published in The Wall Street Journal) for the accounts receivable portion of the advances and 4.0% over the prime rate for the inventory portion of the borrowings. The recent amendment reduced these interest rates to 1.0% over the prime rate for the accounts receivable portion and 2.5% over the prime rate for the inventory portion. Consequently, our interest cost adjusts with changes in the prime rate. At December 31, 2012, the prime rate was 3.25%.

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

In 2012, we sold approximately $11,415,500 of our accounts receivables to Summit for approximately $9,703,200. As the advance rate on these accounts receivables was 85%, we retained an interest equal to 15% of those accounts receivables. At December 31, 2012, approximately $298,600 of this credit line was available for future factoring of accounts receivable invoices. On February 4, 2013, we paid $909,778 to Summit to repay the outstanding balance on our credit line and we have maintained a zero loan balance since that time.

We report these transactions using the authoritative guidance of the Financial Accounting Standards Board (“FASB”) as a secured borrowing rather than as a sale. As a result, affected accounts receivable are reported under Current Assets within our Consolidated Balance Sheets as “Trade receivables, net.” Similarly, the net liability owing to Summit appears as “Obligations collateralized by receivables and inventory” within the Current Liabilities section of our Consolidated Balance Sheets. Net proceeds received on obligations collateralized by receivables and inventory appear as cash provided by operating activities within our Consolidated Statements of Cash Flow.

On March 16, 2011, under a consent agreement from Summit, we entered into a financing agreement with Wells Fargo for the purpose of further lowering the cost of borrowing associated with the financing of our accounts receivable. Pursuant to this agreement, we may sell accounts receivables from our largest customer, Wal-Mart Stores, Inc. (“Wal-Mart”), at a discount to Wells Fargo; provided, however, that Wells Fargo may reject offers to purchase such receivables in its discretion. These receivables may be purchased by Wells Fargo at a cost to us equal to LIBOR plus 1.15% per annum. The LIBOR rate used depends on the days to maturity of the receivable sold, typically ranging from 102 to 105 days. At December 31, 2012, Wells Fargo used the 104-day LIBOR rate of 0.51%.

The agreement has no fixed termination date, but continues unless terminated by either party giving 30 days prior written notice to the other party. In 2012, we sold approximately $3,641,900 of our relevant accounts receivable to Wells Fargo for approximately $3,578,200. The difference between the invoiced amount of the receivable and the cash that we received from Wells Fargo is a cost to us. This cost is in lieu of any cash discount our customer would have been allowed and, thus, is treated in a manner consistent with standard trade discounts granted to our customers.

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

The recorded amounts for cash and cash equivalents, receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. Our long-term debt bears interest at a fixed rate that adjusts annually on the anniversary date to the then prime rate. The carrying value of our long-term debt approximates fair value as of December 31, 2012.

(i)	Long-Lived Assets and Assets Held for Sale

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

However, at September 30, 2012, due to recent developments in the commercial real estate market in which our Facilities are located, we found there to be an impairment of $286,900 in the carrying values of our long-lived assets. We determined the impairment amount after concluding that the low end of the range of fair value estimates at September 30, 2012 should be $9.5 million and the depreciated book value of the Facilities at September 30, 2012 was $9,786,900.

The impact of the impairment appears on our Consolidated Statements of Operations as an expense of $286,900 under “Loss on impairment of long-lived assets” and a reduction of $286,900 to our “Property, plant and equipment, net” on our Consolidated Balance Sheets.

On November 5, 2012, pursuant to FASB authoritative guidance, we classified the Facilities as an asset “held for sale.” Upon classification as “held for sale”, the long-lived asset is measured at the lower of its carrying value or fair value less cost to sell, depreciation is ceased and the asset is separately presented on our Consolidated Balance Sheets. The impact of the classification as “held for sale” appears on our Consolidated Statements of Operations as an expense of $579,800 under “Loss on impairment of Assets Held for Sale”, a reduction of $8,907,600 to our Property, plant and equipment, net” on our Consolidated Balance Sheets and a new asset of $8,907,600 under “Assets Held for Sale” on our Consolidated Balance Sheets.

On February 1, 2013, we sold our Facilities for $9.5 million. Please see Note 12 for information on the sale of our Facilities.

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

At December 31, 2012 and December 31, 2011 approximately $468,400 and $636,500, respectively, had been reserved for as a reduction of accounts receivable, and approximately $0 and $85,000, respectively, had been reserved as current liabilities. Trade promotions to our customers and incentives such as coupons and rebates to the consumer are deducted from gross sales and totaled $1,735,700 and $1,315,200 for the years ended December 31, 2012 and 2011, respectively.

(l)	Advertising Costs

Advertising costs are expensed as incurred.

(m)	Stock-based Compensation

During 2012, we granted 100,000 options for shares of our common stock to an executive officer at a price of $0.24 per share and 25,000 options for shares of our common stock to our controller at a price of $0.17 per share. The options which vest ratably over forty-eight months, or upon a change in control, and which expire after five years, were granted at 120% of the market value as of the date of grant.

The weighted average fair market value of the options granted in the years ended December 31, 2012 and 2011 were estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

	2012	2011
Expected life of options (using the “simplified method)	4.5 years	4.5 years
Average risk-free interest rate	0.8%	0.9%
Average expected volatility of stock	143%	98%
Expected dividend rate	None	None

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) under authoritative guidance issued by the FASB was $53,600 and $72,800 in the twelve months ended December 31, 2012 and 2011, respectively. Approximately $78,800 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next forty-eight months. In accordance with this same authoritative guidance, there was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible. With respect to the non-cash expense associated with the options granted to the non-employee directors, no tax benefit was recognized due to the existence of as yet unutilized net operating losses. At such time as these operating losses have been utilized and a tax benefit is realized from the issuance of non-qualified stock options, a corresponding tax benefit may be recognized.

(n)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out as selling expenses. Other selling expenses consist primarily of wages and benefits for sales and sales support personnel, travel, brokerage commissions and promotional costs, as well as certain other indirect costs. Shipping and handling costs totaled $1,487,300 and $1,514,400, for the years ended December 31, 2012 and 2011, respectively.

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

Note 2: Inventories

Inventories, consisting of materials, labor and overhead at December 31 were comprised of the following:

	2012	2011
Finished goods	$959,100	$1,191,000
Raw materials	1,079,600	1,067,200
Inventory reserve for obsolescence	(62,900)	(239,000)

	$1,975,800	$2,019,200

Note 3: Property, Plant and Equipment

Property, plant and equipment at December 31 were comprised of the following:

	2012	2011
Land	$0	$1,091,500
Buildings	0	16,394,300
Production equipment	5,004,900	6,053,700
Office furniture and equipment	1,211,800	1,519,400
Other	34,200	34,200

	6,250,900	25,093,100
Less accumulated depreciation	(5,783,500)	(14,461,000)

	$467,400	$10,632,100

Depreciation expense for the years ended December 31, 2012 and 2011 was $420,300 and $476,700, respectively. Please see Note 12 for information on the sale of our land and buildings.

Note 4: Debt

On June 28, 2006, we entered into a loan with a fifteen year amortization with Citywide Banks (the “Bank”) for $5,156,600 secured by the land, building and fixtures at our Denver, Colorado facilities. Interest on the bank loan is at the prime rate as published in The Wall Street Journal, adjusted annually each June. At December 31, 2012, this rate was 3.25%. The loan requires 180 monthly payments of approximately $38,200 each. We believe, based upon both an income capitalization approach and a market value approach, that the real property assets securing the loan significantly exceed the principal amount outstanding under the loan agreement. Nevertheless, the loan agreement contains a number of covenants, including the requirement for us to maintain a current ratio through November 30, 2012 of at least 0.9:1.0 and thereafter of at least 1.0:1.0, and a ratio of consolidated long-term debt to consolidated net worth of not more than 1.0:1.0. These ratios are to be calculated in accordance with generally accepted accounting principles in the United States. We may not declare any dividends that would result in a violation of either of these covenants.

With regard to our current ratio, our loan agreement with the Bank was temporarily modified on August 10, 2012, to change our current ratio during the period from April 1, 2012 through November 30, 2012 to 0.9:1.0 from 1.0:1.0. We agreed to pay to the Bank a one-time modification fee of $17,500. The modification was necessary because our current ratio decreased to below 1.0:1.0 during the second quarter of 2012. The modification enabled us to remain in compliance with the terms of the loan agreement with respect to the ratio through November 30, 2012 and avoid being deemed in default under the loan agreement through such date for failing to comply with the original current ratio requirement. At December 31, 2012, our current ratio was 0.9:1.0 and we were not in compliance with our current ratio covenant. However, our loan with the Bank was repaid in full at the closing of our real estate assets. Please see Note 12 for information on sale of our real estate assets on February 1, 2013.

Affirmative covenants in the loan agreement with the Bank included, among other things, compliance in all material respects with applicable laws and regulations and compliance with our agreements with other parties that materially affect our financial condition. Negative covenants in the loan agreement include, among other things, that without the consent of the Bank, we do not: (1) sell, lease or grant a security interest in our assets; (2) engage in any business activity substantially different than those in which we are presently engaged; (3) sell assets out of the ordinary course of business; or (4) purchase another entity or an interest in another entity.

Long-term debt at December 31 is presented below:

	2012	2011
Bank loan	$3,363,300	$3,704,200
Less current maturities	352,600	340,800

Long-term debt	$3,010,700	$3,363,400

Maturities of long-term debt for the years 2013 through 2017 are $352,600, $364,400, $376,600, $388,900, $402,200 and $1,478,600 thereafter. Please see Note 12 for information on the repayment of our long-term debt on February 1, 2013.

Please see Note 1(e) for a discussion of our financing agreements with Summit and Wells Fargo. Note 1(e) also includes a discussion of the accounting treatment of the funds borrowed pursuant to these agreements.

Note 5: Income Taxes

The provision for income tax for the years ended December 31 is as follows:

	2012	2011
Current provision (benefit):
Federal	$0	$0
State	0	0

Total current provision (benefit)	0	0

Deferred provision (benefit):
Federal	(407,800)	(144,000)
State	(36,600)	(11,600)
Valuation allowance	444,400	155,600

Total deferred provision (benefit)	0	0

Provision (benefit):
Federal	0	0
State	0	0

Total provision (benefit)	$0	$0

Income tax expense (benefit) at the statutory tax rate is reconciled to the overall income tax expense (benefit) as follows:

	2012	2011
Federal income tax at statutory rates	$(466,400)	$(213,800)
State income taxes, net of federal tax effect	(41,900)	(19,200)
Change in unrecognized benefit	24,900	67,900
Other	39,000	9,500

Total	(444,400)	(155,600)
Change in valuation allowance	444,400	155,600

Provision for income taxes	$0	$0

Deferred income taxes are based on estimated future tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes given the provision of enacted tax laws. The net deferred tax assets and liabilities as of December 31, 2012 and 2011 are comprised of the following:

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$4,531,300	$3,988,700
Tax credit and other carryforwards	255,200	255,200
Trade receivables	20,900	22,600
Inventories	16,600	93,900
Accrued vacation	157,100	184,500
Other	44,300	38,100

Total deferred taxes	5,025,400	4,583,000

Deferred tax liability:
Accumulated depreciation for tax purposes	(813,400)	(815,400)

Total deferred tax liabilities	(813,400)	(815,400)

Net deferred tax asset, before allowance	4,212,000	3,767,600
Valuation allowance	(4,212,000)	(3,767,600)
Net deferred tax asset	$0	$0

At December 31, 2012, we had federal net operating loss carryforwards of approximately $11,721,300 and federal tax credit carryforwards related to research and development efforts of approximately $255,200, both of which expire over a period ending in 2032. State tax loss carryforwards at December 31, 2012 are approximately $17,870,100 expiring over a period ending in 2032.

A valuation allowance was established due mainly to the uncertainty relating to the future utilization of net operating loss carryforwards. The valuation allowance was further increased by $251,100 and $155,600 for 2012 and 2011, respectively, primarily related to uncertainty as to realization of our operating losses and tax credits for these years. The amount of the deferred tax assets considered realizable could be adjusted in the future based upon changes in circumstances that result in a change in our assessment of our ability to realize those deferred tax assets through the generation of taxable income or other tax events.

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

As a result of this review, we identified certain deferred tax assets that need to be adjusted. As of December 31, 2012 and December 31, 2011, we identified approximately $412,100 and $345,000 of related tax positions, respectively.

	2012	2011
Balance at January 1,	$345,000	$161,800
Additions based on tax positions related to current year	67,100	198,000
Reductions for tax positions of prior years	0	(14,800)

Balance at December 31,	$412,100	$345,000

Due to our net operating loss position and valuation allowance against our net deferred tax assets, the recognition of the unrecognized tax benefits detailed above would not affect our effective tax rate. We do not expect that the amount of unrecognized benefits will change significantly within the next 12 months.

Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. As a result of our net operating loss carryforward position, we have no accrued interest or penalties related to uncertain tax positions as of December 31, 2012 or December 31, 2011.

We and our subsidiaries are subject to the following material taxing jurisdictions: United States and Colorado. The tax years that remain open to examination by the Internal Revenue Service are 2009 through 2012. However, due to our net operating loss carryforwards from prior periods, the Internal Revenue Service could potentially review the losses back to 2000. The tax years that remain open to examination by the state of Colorado are 2008 through 2012.

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

At the Annual Shareholders’ Meeting in May 2011, shareholders approved an amendment to the 2005 Plan to increase the number of shares issuable under the plan from 1,500,000 shares to a total of 3,000,000 shares. Options granted before May 2011 are granted at not less than current market price of the stock on the date of grant and are exercisable from five to ten years from the grant date. Options granted after May 2011, pursuant to the plan amendment in May, are required to be granted at not less than the higher of (1) 120% of current market price on the date of grant or (2) the average of market price over the prior 30 trading days. Further, pursuant to the amendment the number of options granted to an executive officer or director cannot exceed 200,000, except to the extent such limit had already been exceeded at the time of the amendment. The options granted in 2012 and 2011 are vested each month over a four-year period or upon a change in control.

	1997 Plan		1998 Plan		2005 Plan
	Number of Shares	Average Option Price Per Share	Number of Shares	Average Option Price Per Share	Number of Shares	Average Option Price Per Share
Maximum number of shares under the plans	300,000		1,100,000		3,000,000

Outstanding, December 31, 2010	240,500	$0.82	296,900	$0.71	1,396,150	$0.25
Granted in 2011	0	0	0	0	30,000	0.37
Exercised	0	0	0	0	(8,500)	0.21
Cancelled/Expired	0	0	0	0	0	0

Outstanding, December 31, 2011	240,500	$0.82	296,900	$0.71	1,417,650	$0.25
Granted in 2012	0		0		125,000	0.23
Exercised	0		0		(30,000)	0.17
Cancelled/Expired	(240,500)	$0.82	(172,900)	$0.71	(249,300)	0.42

Outstanding, December 31, 2012	0		124,000		1,263,350	$0.22

Available for issuance, December 31, 2012	None		None		(a)1,570,650

(a)	Options available under the 2005 plan are limited by the amount of options outstanding under the 1997 and 1998 Plans. As the options outstanding under these earlier plans expire, the number of shares available for issuance under the 2005 Plan will increase accordingly.

A summary of additional information related to the options outstanding as of December 31, 2012 is as follows:

	Options Outstanding and Exercisable
	Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Price
$0.17—$0.82	1,387,350	2.1 years	$0.25

Total	1,387,350	2.1 years	$0.25

We have an Employee Stock Ownership Plan (“Plan”) to provide retirement benefits for our employees. The Plan is designed to invest primarily in our common stock and is non-contributory on the part of our employees. Contributions to the Plan are discretionary as determined by our Board of Directors. We expense the cost of contributions to the Plan. No contributions were made to the Plan in 2012 or 2011.

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

The potentially dilutive securities are comprised of outstanding stock options of 1,387,350 and 1,955,050 at December 31, 2012 and 2011, respectively, a decrease of 567,700 or 29%. This decrease is due primarily to stock options expiring as well as a more limited number of stock options being exercised.

A reconciliation of the weighted average number of common shares outstanding for the years ended December 31 is as follows:

	2012	2011
Common shares outstanding, beginning of the year	10,907,000	10,898,500
Weighted average common shares issued	27,945	300

Weighted average number of common shares outstanding	10,934,945	10,898,800
Dilutive effect of common share equivalents	0	0

Diluted weighted average number of common shares outstanding	10,934,945	10,898,800

We have authorized 20,000,000 shares of preferred stock issuable in one or more series, none of which are issued or outstanding as of December 31, 2012.

Stock options outstanding which have been excluded from diluted shares outstanding due to their antidilutive effect totaled 1,387,350 at December 31, 2012 and 1,955,050 at December 31, 2011.

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

The following provides information on our segments as of and for the years ended December 31:

	2012		2011
	Household Products	Skin and Hair Care Products	Household Products	Skin and Hair Care Products
Net sales to external customers	$4,895,600	$11,145,800	$5,941,100	$9,675,200

(Loss) income before income taxes	$(1,985,600)	$613,800	$(934,500)	$300,700

Identifiable assets	$2,388,200	$3,905,600	$2,376,700	$3,549,400

The following is a reconciliation of segment information to consolidated information:

	2012	2011
Net sales to external customers	$16,041,400	$15,616,300

(Loss) income before income taxes	$(1,371,800)	$(633,800)

Consolidated (loss) income before income taxes	$(1,371,800)	$(633,800)

Identifiable assets	$6,508,800	$5,926,100
Corporate assets	6,287,000	7,950,800

Consolidated total assets	$12,795,800	$13,876,900

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

We attribute our net sales to different geographic areas based on the location of the customer. All of our long-lived assets are located in the United States. For the year ended December 31, revenues for each geographical area are as follows:

	2012	2011
United States	$15,975,800	$15,485,300
Foreign countries	65,600	131,000

Total net sales	$16,041,400	$15,616,300

In 2012 and 2011, Wal-Mart accounted for approximately $3,577,800 and $4,165,000, respectively, of our consolidated net sales, Ulta Salon, Cosmetics & Fragrance, Inc. (“Ulta”) accounted for approximately $1,742,000 and $1,188,600, of our consolidated net sales, respectively and Walgreens Co. (“Walgreens”) accounted for approximately $1,110,500 and $1,818,600 of our consolidated net sales, respectively. We sell both household products and skin and hair care products to Wal-Mart, but we sell only skin and hair care products to Ulta and Walgreens. These customers are not related to us.

The outstanding trade receivables from Wal-Mart accounted for 8.7% and 15.0% of our total trade receivables at December 31, 2012 and 2011, respectively. The outstanding trade receivables from Ulta accounted for 19.4% and 9.9% of our total trade receivables at December 31, 2012 and 2011, respectively. The outstanding trade receivables from Walgreens accounted for 15.0% and 10.5% of our total trade receivables at December 31, 2012 and 2011, respectively. A loss of one or more of these customers could have a material adverse effect on us because it is uncertain whether our consumer base served by these customers would purchase our products at other retail outlets. No long-term contracts exist between us and these customers or any other customer.

Note 9: Retirement Plans

We have a 401(k) Profit Sharing Plan (“401(k) Plan”) covering our full-time employees who have completed four months of service as defined in the 401(k) Plan, and are age 18 or older. Participants may defer up to 75% of their compensation up to the maximum limit determined by law. We may make discretionary “matching” contributions up to a maximum of 6% of each participant’s compensation, but only for those employees earning no more than $35,000 annually. Additionally, we can make discretionary “profit sharing” contributions to eligible employees. Participants are always fully vested in their contributions, matching contributions and allocated earnings thereon. Vesting in our profit sharing contribution is based on years of service, with a participant fully vested after five years. Our Company matching contributions totaled $2,500 and $2,900, in 2012 and 2011, respectively. We have made no discretionary profit sharing contributions in 2012 and 2011.

Note 10. Commitments and Contingencies

Leases

We have entered into various operating lease agreements, primarily for office equipment. Annual rental expense under these leases totaled $77,400 and $72,800, in 2012 and 2011, respectively. Minimum annual rental payments under noncancellable operating leases are approximately $69,100, $45,600 and $5,500 for the years ending December 31, 2013, 2014 and 2015, respectively. Presently we have no lease commitments beyond 2015.

In October 2009, we entered into a five-year operating lease agreement for one floor of our five-story office building to an established subsidiary of an international company. We began to receive rent payments in November 2009 that will continue through October 2014. These rent payments include annual rental escalations of between 3.7% and 4.2%. In August 2010, we entered into a two-year lease for one-half of a floor of our office building to an unrelated third party. We began to receive rent payments in February 2011. However, these payments stopped at the end of December 2011 when the tenant vacated the space due to financial difficulties. In September of 2012, we entered into a lease expiring December 31, 2015 for one-half of a floor of our office building. We began to receive rent payments in November 2012. In December of 2012, we entered into a lease expiring March 31, 2016 for one of our warehouse buildings. Rent payments are not due until May 2013. In connection with the sale of our real estate assets, we assigned the foregoing leases to the purchaser. Please see Note 12 for information on the sale of our real estate assets.

Note 11. Valuation and Qualifying Accounts

	Balance at beginning of year	Additions charged to expense	Deductions	Balance at end of year
Year ended December 31, 2011
Returns and allowances and doubtful accounts reserve	$364,300	$1,618,900	$1,346,700	$636,500
Year ended December 31, 2012
Returns and allowances and doubtful accounts reserve	$636,500	$1,978,800	$2,146,900	$468,400

Note 12. Subsequent Event

On February 1, 2013, we consummated the sale of our real estate assets located at 4880 Havana Street, Denver, Colorado, consisting of approximately 10.8 acres of land improved with four buildings containing approximately 241,684 square feet of office, warehouse, and manufacturing space, with associated improvements and personal property, and adjacent vacant land of approximately 5.5 acres (together, the “Property”). We sold the Property for a purchase price of $9,500,000 and incurred selling expenses of $579,800, including $570,000 for real estate brokerage commissions.

In connection with the sale, we leased back from the purchaser approximately 16,078 square feet of office space (the “Office Lease”) and approximately 113,620 square feet of manufacturing and warehouse space (the “Warehouse Lease”) currently used by us. Each of the Office Lease and the Warehouse Lease has an initial term of three years, with options to extend the term for two additional terms of three years each. Rent for the Office Lease is $13.00 per square foot per annum, with annual 3% increases. Rent for the Warehouse Lease is $3.25 per square foot per annum, with annual 3% increases, and we will pay an additional $1.25 per square foot per annum as our share of the purchaser’s operating expenses under the Warehouse Lease (including taxes, insurance and common area maintenance charges). If certain uncontrollable operating expenses increase by more than 5% per year, our share of operating expenses under the Warehouse Lease may be increased.

As of the date of the closing, the principal and interest balance on our long-term debt secured by the Property with the Bank was $3,373,961. This debt was repaid in full at closing. We also paid approximately $202,000 at closing for real estate property taxes for 2012. In addition, on February 4, 2013, we paid $909,778 to Summit to repay the outstanding balance on our credit line with Summit and we have maintained a zero loan balance since that time. We made this payment to reduce our interest costs. Please see Note 1(e) for a discussion of our financing agreement with Summit. Also, in February 2013, we paid certain other financial obligations to suppliers and vendors in the amount of approximately $960,000 and we incurred approximately $150,000 in capital expenditures as a result of the sale of our Property. We estimate that our remaining cash from the sale of the Property after the payment of all of the foregoing expenses was approximately $3.3 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of December 31, 2012, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2012.

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

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this Report.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

For Part III, the information set forth in our definitive Proxy Statement for our Annual Meeting of Shareholders to be filed within 120 days after December 31, 2012, hereby is incorporated by reference into this Report.

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

Exhibits

See Exhibit Index at page 40 of this Report

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCOTT’S LIQUID GOLD-INC., a Colorado corporation

By:	/s/ Mark E. Goldstein
Mark E. Goldstein, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Barry J. Levine
Barry J. Levine, Treasurer, Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)

Date:	March 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature
March 29, 2013	Mark E. Goldstein,
Director, President and Chief Executive Officer
March 29, 2013	Jeffrey R. Hinkle, Director	/s/ Mark E. Goldstein
March 29, 2013	Dennis H. Field, Director	Mark E. Goldstein, for himself and as
March 29, 2013	Jeffry B. Johnson, Director	Attorney-in-Fact for the named directors
March 29, 2013	Gerald J. Laber, Director	who constitute all of the members of the
March 29, 2013	Phil Neri, Director	the Board of Directors and for the named officers

March 29, 2013	Barry J. Levine, Treasurer, Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation, as amended and restated through May 1, 1996, incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-KSB for the year ended December 31, 2007.

3.2	Bylaws, as amended through July 13, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on July 19, 2011.

4.1	Change in Terms Agreement with Citywide Banks, dated June 28, 2006, between us and Citywide Banks, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 30, 2006.

4.2	Business Loan Agreement, dated June 28, 2006, between us and Citywide Banks, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 30, 2006.

4.3	Addendum to Loan Documents, dated June 28, 2006, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on June 30, 2006.

4.4	Promissory Note dated June 7, 2006 by us to Citywide Banks; Deed of Trust dated June 7, 2006 among us, Citywide Banks and the Public Trustee of the City and County of Denver, Colorado; Assignment of Rents dated June 7, 2006 between us and Citywide Banks; letter agreement dated June 7, 2006 regarding the change in the amount under the existing bank line of credit with Citywide Banks, incorporated by reference to Exhibit 10.0 of our Current Report on Form 8-K filed on June 12, 2006.

4.5	Second Amendment to Shareholder Rights Agreement, dated as of January 6, 2012, between the Company and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent, incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Commission on January 10, 2012.

10.1*	Scott’s Liquid Gold-Inc. Health and Accident Plan, Plan Document and Summary Plan Description Amended and Restated Effective October 1, 2003 incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the year ended December 31, 2004.

10.2	Scott’s Liquid Gold & Affiliated Companies Employee Benefit Health And Welfare Plan Amendment #1-2004 incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K for the year ended December 31, 2004.

10.3*	Form of Indemnification Agreement for executive officers and directors.

10.4	Agreement dated as of May 3, 2005 between Montagne Jeunesse International Ltd. and Neoteric Cosmetics, Inc., incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.5*	Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan and Trust Agreement, Amended and Restated Effective January 1, 2001; and Second Amendment to Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan, effective as of January 1, 2003, incorporated by reference to Exhibit 10.6 of our annual Report on Form 10-K for the year ended December 31, 2003.

10.6*	Third Amendment to Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan, effective March 28, 2005, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.7*	Scott’s Liquid Gold-Inc. 1998 Stock Option Plan, incorporated by reference to Exhibit 4.3 of our Registration Statement No. 333-51710, filed with the Commission on December 12, 2000.

10.8*	2005 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 4 of our Registration Statement No. 333-156191, filed with the Commission on December 16, 2008.

10.9	Product Development, Production and Marketing Agreement with Modec, Inc. dated April 4, 2006, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

Exhibit Number	Document

10.10	Amendment to Modec Agreement dated November 9, 2007, incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-KSB for the year ended December 31, 2007.

10.11	Form of 1997 Stock Option Plan Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

10.12	Form of 1998 Stock Option Plan Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

10.13	Form of 2005 Stock Option Plan Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

10.14	Form of 1998 Stock Option Plan Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

10.15	Form of 2005 Stock Incentive Plan Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

10.16	Financing Agreement and Addendum to Financing Agreement, both dated October 31, 2008, between Summit Financial Resources, L.P. and the Company, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 4, 2008.

10.17	Guarantees, dated October 31, 2008, by SLG Plastics, Inc. Advertising Promotions Incorporated, Colorado Product Concepts, Inc., Neoteric Cosmetics, Inc., and SLG Chemicals, Inc., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 4, 2008.

10.18	First Amendment to Financing Agreement dated March 12, 2009 between Summit Financial Resources, L.P. and the Company, incorporated by reference to Exhibit 10.18 of our Annual Report on Form 10-K for the year ended December 31, 2008.

10.19	Second Amended and Restated Financing Agreement and Addendum to dated March 16, 2011 between Summit Financial Resources, L.P. and the Company, incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2011.

10.20	Receivables Purchase Agreement dated March 16, 2011 between Wells Fargo Bank, National Association and Scott’s Liquid Gold, Inc., incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2011.

10.21	Receivables Purchase Agreement dated March 16, 2011 between Wells Fargo Bank, National Association and Neoteric Cosmetics, Inc., incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2011.

10.22**	Distribution Agreement, dated January 1, 2012, between Church & Dwight UK Limited and Neoteric Cosmetics, Inc.

10.23	First Amendment to the Second Amended and Restated Financing Agreement, dated June 29, 2012, between Summit Financial Resources, L.P. and the Company, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the Commission on July 2, 2012.

Exhibit Number	Document

10.24	Purchase and Sale Agreement, dated November 21, 2012, between the Company and Havana Gold, LLC.

10.25	Real Property Lease (Warehouse Lease), dated February 1, 2013, between the Company and Havana Gold, LLC.

10.26	Real Property Lease (Office Lease), dated February 1, 2013, between the Company and Havana Gold, LLC.

21	List of Subsidiaries, incorporated by reference to Exhibit 21 of the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2011.

23	Consent of EKS&H LLLP.

24	Powers of Attorney.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1***	Section 1350 Certification.

101.INS****	XBRL Instance Document.

101.SCH****	XBRL Taxonomy Extension Schema Document.

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB****	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
**	Confidential portions of this agreement have been redacted pursuant to a confidential treatment request filed separately with the Commission.
***	Furnished, not filed.
****	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.