Form 10-Q
period 2013-03-31
SCOTTS LIQUID GOLD INC
filed 2013-05-14
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-13458

SCOTT’S LIQUID GOLD-INC.

(Exact name of registrant as specified in its charter

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

As of May 13, 2013, the Registrant had 11,201,622 of its common stock, $0.10 par value per share, outstanding.

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Report may contain “forward-looking statements” within the meaning of U.S. federal securities laws. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements and our performance inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements.  Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of each of our significant products in the marketplace; the degree of success of any new product or product line introduction by us; competitive factors; any decrease in distribution of (i.e., retail stores carrying) our significant products; continuation of our distributorship agreements for Montagne Jeunesse skin care products and Batiste Dry Shampoos; the need for effective advertising of our products; limited resources available for such advertising; new competitive products and/or technological changes; dependence upon third party vendors and upon sales to major customers; changes in the regulation of our products, including applicable environmental regulations; continuing losses which could affect our liquidity; the loss of any executive officer; and other matters discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 and this Report.  The forward-looking statements in this Report speak as of the filing date of this Report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report.

PART I

ITEM 1.	FINANCIAL STATEMENTS.

Consolidated Statements of Operations (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Three Months Ended March 31,

	2013	2012

Net sales	$ 4,731,700	$ 4,038,400
Operating costs and expenses:
Cost of sales	2,582,500	2,189,400
Advertising	295,600	87,700
Selling	1,097,500	1,090,600
General and administrative	774,400	687,300

	4,750,000	4,055,000

Loss from operations	(18,300)	(16,600)
Rental and other income	17,400	32,300
Interest expense	(58,600)	(61,800)

Loss before income taxes	(59,500)	(46,100)
Income tax expense	0	0

Net loss	$ (59,500)	$ (46,100)

Net loss per common share
Basic	$ (0.01)	$ (0.00)

Diluted	$ (0.01)	$ (0.00)

Weighted average shares outstanding:
Basic	11,091,550	10,928,758

Diluted	11,091,550	10,928,758

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

Scott’s Liquid Gold-Inc. & Subsidiaries

	March 31, 2013	December 31, 2012

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 3,357,900	$ 253,900
Trade receivables, net	1,248,100	969,200
Inventories, net	2,207,900	1,975,800
Prepaid expenses	198,400	139,100

Total current assets	7,012,300	3,338,000
Property, plant and equipment, net	533,400	467,400
Assets held for sale	0	8,907,600
Other assets	51,000	82,800

Total assets	$ 7,596,700	$ 12,795,800

Liabilities and Shareholders’ Equity
Current liabilities:
Obligations collateralized by receivables and inventory	$ 0	$ 1,201,400
Accounts payable	953,900	1,371,600
Accrued payroll and benefits	507,900	509,200
Accrued property taxes	27,400	227,900
Other accrued expenses	0	19,700
Current maturities of long-term debt	0	352,600

Total current liabilities	1,489,200	3,682,400
Long-term debt, net of current maturities	0	3,010,700

Total liabilities	1,489,200	6,693,100
Shareholders’ equity:
Common stock; $ 0.10 par value, authorized 50,000,000 shares; issued and outstanding 11,201,622 shares (2013) and 10,937,000 shares (2012)	1,120,200	1,093,700
Capital in excess of par	5,540,400	5,502,600
Accumulated deficit	(553,100)	(493,600)

Total shareholders’ equity	6,107,500	6,102,700

Total liabilities and shareholders’ equity	$ 7,596,700	$ 12,795,800

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Three Months Ended March 31,

	2013	2012

Cash flows from operating activities:
Net loss	$ (59,500)	$ (46,100)

Adjustment to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	32,400	123,300
Stock-based compensation	11,600	14,100
Loss on disposal of assets	7,200	0
Change in operating assets and liabilities:
Trade receivables	(278,900)	(803,800)
Inventories	(232,100)	(108,700)
Prepaid expenses and other assets	(27,500)	15,100
Net (payments) proceeds on obligations collateralized by receivables and inventory	(1,201,400)	690,400
Accounts payable and accrued expenses	(639,200)	55,900

Total adjustments to net loss	(2,327,800)	(13,700)

Net Cash Used by Operating Activities	(2,387,400)	(59,800)

Cash flow from investing activities:
Net proceeds from sale of assets held for sale	8,922,600	0
Purchase of property, plant and equipment	(120,600)	0

Net Cash Provided by Investing Activities	8,802,000	0

Cash flow from financing activities:
Principal payments on long-term debt	(3,363,300)	(84,300)
Proceeds from exercise of stock options	52,700	5,100

Net Cash Used by Financing Activities	(3,310,600)	(79,200)

Net Increase (Decrease) in Cash and Cash Equivalents	3,104,000	(139,000)
Cash and Cash Equivalents, beginning of period	253,900	575,900
Cash and Cash Equivalents, end of period	$ 3,357,900	$ 436,900

Supplemental disclosures:
Cash paid during the period for interest	$ 26,900	$ 71,100

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Notes to Consolidated Financial Statements (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

Note 1.	Organization and Summary of Significant Accounting Policies.

(a)	Company Background

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

The Consolidated Statements of Operations, Consolidated Balance Sheets, and the Consolidated Statements of Cash Flows included in this Report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2013 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the period ended March 31, 2013 are not necessarily indicative of the operating results for the full year.

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

The agreement provides for a factoring line up to $1.5 million and is secured primarily by accounts receivable, inventory, any lease in which we are a lessor and all investment property and guarantees by our active subsidiaries. Under the agreement, Summit will make loans at our request and in its discretion based on: (i) its purchases of our receivables, with recourse against us, at an advance rate of 85% (or such other percentage determined by Summit in its discretion) and (ii) our inventory not to exceed certain amounts, including an aggregate maximum of $500,000. Prior to the recent amendment on June 29, 2012, advances under the agreement had an interest rate of 1.5% over the prime rate (as published in The Wall Street Journal) for the accounts receivable portion of the advances and 4.0% over the prime rate for the inventory portion of the borrowings. The recent amendment reduced these interest rates to 1.0% over the prime rate for the accounts receivable portion and 2.5% over the prime rate for the inventory portion. Consequently, our interest cost adjusts with changes in the prime rate. At March 31, 2013, the prime rate was 3.25%.

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

During the three months ended March 31, 2013, we sold approximately $823,800 of our accounts receivables to Summit for approximately $700,300. As the advance rate on these accounts receivables was 85%, we retained an interest equal to 15% of those accounts receivables. On February 4, 2013, we paid $909,778 to Summit to repay the outstanding balance on our credit line and we have maintained a zero loan balance since that time. At March 31, 2013, the entire $1.5 million of this credit line was available for future factoring of accounts receivable invoices and borrowings secured by our inventory.

We report these transactions using the authoritative guidance of the Financial Accounting Standards Board’s (“FASB”) as a secured borrowing rather than as a sale. As a result, affected accounts receivable are reported under Current Assets within our Consolidated Balance Sheets as “Trade receivables, net.” Similarly, the net liability owing to Summit appears as “Obligations collateralized by receivables and inventory” within the Current Liabilities section of our Consolidated Balance Sheets. Net proceeds received on obligations collateralized by receivables and inventory appear as cash provided by operating activities within our Consolidated Statements of Cash Flows.

On March 16, 2011, under a consent agreement from Summit, we entered into a financing agreement with Wells Fargo Bank, National Association (“Wells Fargo”) for the purpose of further lowering the cost of borrowing associated with the financing of our accounts receivable. Pursuant to this agreement, we may sell accounts receivables from our largest customer, Wal-Mart Stores, Inc. (“Wal-Mart”), at a discount to Wells Fargo; provided, however, that Wells Fargo may reject offers to purchase such receivables in its discretion. These receivables may be purchased by Wells Fargo at a cost to us equal to LIBOR plus 1.15% per annum. The LIBOR rate used depends on the days to maturity of the receivable sold, typically ranging from 102 to 105 days. At March 31, 2013, Wells Fargo used the 104-day LIBOR rate of 0.44%.

The agreement has no fixed termination date, but continues unless terminated by either party giving 30 days prior written notice to the other party. During the three months ended March 31, 2013, we sold approximately $1,263,200 of our relevant accounts receivable to Wells Fargo for approximately $1,192,400. The difference between the invoiced amount of the receivable and the cash that we received from Wells Fargo is a cost to us. This cost is in lieu of any cash discount our customer would have been allowed and, thus, is treated in a manner consistent with standard trade discounts granted to our customers.

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

Inventories were comprised of the following at:

	March 31, 2013	December 31, 2012

Finished goods	$ 1,192,700	$ 959,100
Raw materials	1,078,100	1,079,600
Inventory reserve for obsolescence	(62,900)	(62,900)

	$ 2,207,900	$ 1,975,800

(h)	Property, Plant and Equipment

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

The recorded amounts for cash and cash equivalents, receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. As of March 31, 2013, we had no long-term debt. Prior to February 1, 2013, our long-term debt bore interest at a fixed rate that adjusted annually on the anniversary date to the then prime rate. The carrying value of our long-term debt approximated fair value as of December 31, 2012.

(j)	Long-Lived Assets and Assets Held for Sale

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

As of December 31, 2011, due to changes in the real estate market in Denver, Colorado, we conducted an evaluation into the fair value impairment of our property, plant and equipment with particular attention to our land and office, warehouse and manufacturing buildings (the “Facilities”). The Facilities had an original cost of $17,485,800 and a depreciated book value at December 31, 2011 of approximately $10,068,900. We evaluated the value of the Facilities using both an income capitalization approach and a market value approach. This evaluation returned a range of fair value estimates between approximately $10.1 million to $10.6 million. Based upon this evaluation, we found there to be no impairment in the carrying values of our long-lived assets at December 31, 2011.

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

On November 5, 2012, pursuant to FASB authoritative guidance, we classified the Facilities as an asset “held for sale.” Upon classification as “held for sale”, the long-lived asset was measured at the lower of its carrying value or fair value less cost to sell, depreciation was ceased and the asset was separately presented on our Consolidated Balance Sheets.

On February 1, 2013, we sold our Facilities for $9.5 million and received net proceeds of $8.9 million after deducting the expenses for selling the Facilities.

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

At March 31, 2013 and December 31, 2012 approximately $598,000 and $468,400, respectively, had been reserved for as a reduction of accounts receivable. Trade promotions to our customers and incentives such as coupons to the consumer are deducted from gross sales and totaled $545,100 and $354,400 for the three months ended March 31, 2013 and 2012, respectively.

(m)	Advertising Costs

Advertising costs are expensed as incurred.

(n)	Stock-based Compensation

During the three months ended March 31, 2013, we granted 85,000 options for shares of our common stock to two executive officers at a price of $0.41 per share. The options which vest ratably over 48 months, or upon a change in control, and which expire after five years, were granted at 120% of the market value as of the date of grant. During the first three months of 2012, we granted 100,000 options for shares of our common stock to an executive officer at a price of $0.24 per share. Please see Note 2 to our Consolidated Financial Statements (Unaudited) for information regarding the 522,422 fewer stock options outstanding at March 31, 2013 than at March 31, 2012.

The weighted average fair market value of the options granted in the first three months of 2013 and 2012 was estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

	March 31, 2013	March 31, 2012

Expected life of options (using the “simplified” method)	4.5 years	4.5 years
Average risk-free interest rate	0.8%	0.9%
Average expected volatility of stock	141%	144%
Expected dividend rate	None	None

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) under authoritative guidance issued by the FASB was $11,600 and $14,100 in the three months ended March 31, 2013 and 2012, respectively. Approximately $67,500 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next 48 months. In accordance with this same authoritative guidance, there was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible. With respect to the non-cash expense associated with options granted to the non-employee directors, no tax benefit is recognized due to the existence of as yet unutilized net operating losses. At such time as these operating losses have been utilized and a tax benefit is realized from the issuance of non-qualified stock options, a corresponding tax benefit may be recognized.

(o)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out as selling expenses. Other selling expenses consist primarily of wages and benefits for sales and sales support personnel, travel, brokerage commissions and promotional costs, as well as certain other indirect costs. Shipping and handling costs totaled $340,100 and $346,200 for the three months ended March 31, 2013 and 2012, respectively.

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

The potentially dilutive securities are comprised of outstanding stock options of 977,328 and 1,499,750 at March 31, 2013 and 2012, respectively, a decrease of 522,422 or 34.8%. This decrease is due primarily to stock options expiring as well as a number of stock options being exercised. At March 31, 2013, potentially dilutive securities were excluded from the computation of weighted average shares outstanding due to their anti-dilutive effect.

The following is a reconciliation of the weighted average number of common shares outstanding for the three months ended March 31:

	2013	2012

Common shares outstanding, beginning of the year	10,937,000	10,907,000
Weighted average common shares issued	154,550	21,758

Weighted average number of common shares outstanding	11,091,550	10,928,758
Dilutive effect of common share equivalents	0	0

Diluted weighted average number of common shares outstanding	11,091,550	10,928,758

We have authorized 20,000,000 shares of preferred stock issuable in one or more series, none of which are issued or outstanding as of March 31, 2013.

Note 3.	Segment Information.

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

The following provides information on our segments for the three months ended March 31:

	2013		2012

	Household Products	Skin and Hair Care Products	Household Products	Skin and Hair Care Products
Net sales to external customers	$ 1,321,400	$ 3,410,300	$ 1,322,300	$ 2,716,100

(Loss) income before income taxes	$ (470,500)	$ 411,000	$ (342,800)	$ 296,700

Identifiable assets	$ 3,247,500	$ 3,221,100	$ 2,394,600	$ 4,336,700

The following is a reconciliation of segment information to consolidated information for the three months ended March 31:

	2013	2012

Net sales to external customers	$ 4,731,700	$ 4,038,400

Loss before income taxes	$ (59,500)	$ (46,100)

Consolidated loss before income taxes	$ (59,500)	$ (46,100)

Identifiable assets	$ 6,468,600	$ 6,731,300
Corporate assets	1,128,100	7,780,700

Consolidated total assets	$ 7,596,700	$ 14,512,000

Corporate assets noted above are comprised primarily of our cash and investments, and property and equipment not directly associated with the manufacturing, warehousing, shipping and receiving activities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Our consolidated net sales for the first three months of 2013 were $4,731,700 versus $4,038,400 for the first three months of 2012, an increase of $693,300 or 17.2%.  We saw a 54.0% increase in net sales of the skin and hair care products that we distribute for other companies and a 14.4% decrease in net sales of our own line of skin care products.  We saw a 0.1% decrease in net sales of our household products.  The reasons for the foregoing changes in net sales of our products are described below.

Our net loss for the first three months of 2013 was $59,500 versus a net loss of $46,100 in the first three months of 2012.  The increased loss for the first three months of 2013 compared to the same period in 2012 resulted primarily from: (1) changes in trade promotions to our customers as detailed below; (2) changes in costs of sales as detailed below; and (3) changes in operating expenses as detailed below.

Summary of Results as a Percentage of Net Sales

	Year Ended December 31,	Three Months Ended March 31,

	2012	2013	2012

Net sales
Household products	30.5%	27.9%	32.7%
Skin and hair care products	69.5%	72.1%	67.3%

Total net sales	100.0%	100.0%	100.0%
Cost of sales	56.6%	54.6%	54.2%

Gross profit	43.4%	45.4%	45.8%
Other revenue	1.5%	0.4%	0.8%

	44.9%	45.8%	46.6%
Operating expenses	46.2%	45.8%	46.2%
Loss on impairment of long-lived assets	1.8%	0%	0%
Loss on impairment of assets held for sale	3.6%	0%	0%

Interest expense	1.8%	1.2%	1.5%

	53.4%	47.0%	47.7%

Loss before income taxes	(8.6%)	(1.2)%	(1.1%)

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

Comparative Net Sales

	Three Months Ended March 31,		Percentage Increase

	2013	2012	(Decrease)

Scott’s Liquid Gold® and other household products	$1,321,400	$1,322,300	(0.1%)

Total household products	1,321,400	1,322,300	(0.1%)

Alpha Hydrox®, Diabetic cream and shampoo and other skin care products	967,200	1,130,100	(14.4%)
Montagne Jeunesse and Batiste dry shampoo	2,443,100	1,586,000	54.0%

Total skin and hair care products	3,410,300	2,716,100	25.6%

Total net sales	$4,731,700	$4,038,400	17.2%

During the first three months of 2013, net sales of skin and hair care products accounted for 72.1% of consolidated net sales compared to 67.3% for the same period in 2012.  The net sales of these products for that period were $3,410,300 in 2013 compared to $2,716,100 for the same period in 2012, an increase of $694,200 or 25.6%.

The net sales of our Alpha Hydrox® and other manufactured skin care products were $967,200 in the first three months of 2013 versus $1,130,100 for the same period in 2012, a decrease of $162,900 or 14.4%.  This decrease is primarily attributable to a decrease in the net sales of our Diabetic cream and shampoo due primarily to: (1) a delay in orders for our Diabetic cream in March 2013 while we reduced the number of units in each case of our Diabetic cream; and (2) one of our customers returning Diabetic shampoo from certain of their stores that will no longer carry our Diabetic shampoo.

The net sales of Montagne Jeunesse and Batiste Dry Shampoo were $2,443,100 in the first three months of 2013 versus $1,586,000 for the same period in 2012, an increase of $857,100 or 54.0%.  This increase is primarily attributable to increased distribution to new and existing customers and the improved placement of our products at existing customers.

Sales of household products for the first three months of 2013 accounted for 27.9% of net sales compared to 32.7% for the same period in 2012.  During the first three months of 2013, the sales of our household products were $1,321,400 as compared to $1,322,300 for the same period in 2012, a decrease of $900 or 0.1%.  However, the sales of our Scott’s Liquid Gold® wood care products were $1,209,100 for the first three months of 2013 compared to $1,117,300 for the same period in 2012, an increase of $91,800 or 8.2%. This increase was offset by lower sales of our Clean Screen and Little Clean Screen products, the discontinuation of our Mold Control 500 products and lower sales of our Touch of Scent® air fresheners.

The decrease in sales of our Clean Screen and Little Clean Screen products reflects primarily decreased distribution.  We believe the decline in sales of Clean Screen is the result of new competitors in the segment including competitors with significant name brand recognition.  We believe that this trend is likely to continue impacting our net sales going forward, as our competitors continue to gain share in this area.

Due to the decline in sales and distribution of Mold Control 500, this product was discontinued at the end of 2012.  We attribute this decline to the following three primary factors: (1) generally lower actual consumer demand than anticipated; (2) the product is effective, but expensive; and (3) the product involves a delivery system considered by many not to be consumer friendly.

We paid our customers a total of $545,100 in the first three months of 2013 versus $354,400 for the same period in 2012, an increase of $190,700 or 35.0% for trade promotions to support price features, displays and other merchandising of our products.  This increase is primarily attributable to higher spending on Montagne Jeunesse and Batiste Dry Shampoo to generate $857,100 more net sales in the first three months of 2013 compared to the first three months of 2012.

From time to time, our customers return products to us.  For our household products, we permit returns only for a limited time.  With regard to our skin and hair care products, returns are more frequent under an unwritten industry standard that permits returns for a variety of reasons.  In the event a skin and hair care customer requests a return of a product, we will consider the request, and may grant such request in order to maintain or enhance our relationship with the customer, even in the absence of an enforceable right of the customer to do so.  Typically, customers that return products to us take a credit on our invoice equal to the original sale price plus a handling charge ranging from 8-10% of the original sales price.  Our product returns (as a percentage of net sales) were 1.1% percent for the first three months of 2013 compared to 0.8% for the same period in 2012.  This increase is primarily attributable to one of our customers returning Diabetic shampoo from certain of their stores that will no longer carry our Diabetic shampoo.

On a consolidated basis, cost of sales was $2,582,500 during the first three months of 2013 compared to $2,189,400 for the same period in 2012, an increase of $393,100 or about 18.0%, on a net sales increase of 17.2%.  As a percentage of consolidated net sales, cost of sales was 54.6% in the first three months of 2013 versus 54.2% for the same period in 2012.

The cost of sales for our skin and hair care products increased to 54.1% in the first three months of 2013 as compared to 50.2% for the same period in 2012.  This increase reflects primarily more spending on trade promotions in the first three months of 2013 as compared to the same period in 2012 and a higher percentage of net sales of sales of the skin and hair care products that we distribute for other companies which have a higher costs than the skin and hair care products that we manufacture.

The costs of sales for our household products decreased to 55.7% in the first three months of 2013 as compared to 62.5% for the same period in 2012. This decrease is primarily attributable to reducing the fill amount and reducing the number of colors in the graphics on our cans of Scott’s Liquid Gold® Wood Cleaner and Preservative to reduce costs as well as a decrease in our costs for certain raw materials.

Operating Expenses, Interest Expense and Other Income

	Three Months Ended March 31,		Percentage Increase

	2013	2012	(Decrease)

Operating Expenses
Advertising	$295,600	$87,700	237.1%
Selling	1,097,500	1,090,600	0.6%
General and administrative	774,400	687,300	12.7%

Total operating expenses	$2,167,500	$1,865,600	16.2%

Rental and Other Income	$17,400	$32,300	(46.1%)

Interest Expense	$58,600	$61,800	(5.2%)

Our operating expenses increased by $301,900 or 16.2% in the first three months of 2013 when compared to the same period in 2012.  These expenses consist primarily of advertising, selling and general and administrative expenses, which are discussed below.

Advertising expenses for the first three months of 2013 were $295,600 compared to $87,700 for the same period in 2012, an increase of $207,900 or 237.1%, primarily related to television advertising and coupons for Scott’s Liquid Gold® Wood Cleaner and Preservative in the first three months of 2013.

Selling expenses for the first three months of 2013 were $1,097,500 compared to $1,090,600 for the same period in 2012, an increase of $6,900 or 0.6%.

General and administrative expenses for the first three months of 2013 were $774,400 compared to $687,300 for the same period of 2012, an increase of $87,100 or 12.7%.  This increase is primarily related to the sale of our Facilities and the need to incur a non-cash expense for brokerage commissions relating to the leasing of office space in the Facilities that were previously capitalized on our balance sheet.

Rental and other income for the first three months of 2013 of $17,400 included $11,000 of net rental receipts and $3,000 in interest earned on our cash reserves.  This compares to total rental and other income for the first three months of 2012 of $32,300 which included $31,600 of net rental receipts and $700 in interest earned on our cash reserves.  The decrease in rental income is a result of the sale of our Facilities on February 1, 2013, part of which were being leased to unaffiliated tenants.

Interest expense for the first three months of 2013 was $58,600 and included $10,400 in administrative fees incurred relative to the sale of accounts receivable invoices to Summit.  Interest expense for the first three months of 2012 was $61,800 and included $21,100 in collateral management and/or administrative fees paid to Summit.

Liquidity and Capital Resources

Citywide Loan

On June 28, 2006, we entered into a loan with a fifteen year amortization with Citywide Banks (the “Bank”) for $5,156,600 secured by the land, building and fixtures at our Denver, Colorado facilities.  Interest on the bank loan was at the prime rate as published in The Wall Street Journal, adjusted annually each June.  The loan required 180 monthly payments of approximately $38,200 each.  The principal and accrued interest on the loan was repaid in full on February 1, 2013 at the closing of the sale of the Facilities.

Financing Agreements

Please see Note 1(f) to our Consolidated Financial Statements (Unaudited) for information on our financing agreements with Summit and Wells Fargo.

Liquidity

At March 31, 2013, we had $3.4 million in cash and the entire $1.5 million of our credit line with Summit was available for future borrowing.  Our net cash used by operating activities in the first three months of 2013 increased by $2,327,600 to $2,387,400 as compared to 2012.  For the first three months of 2013, the primary components of working capital (exclusive of cash that was $3,104,000 more at March 31, 2103 compared to December 31, 2012) that significantly affected operating cash flows are the following: (1) net trade receivables were $278,900 more at March 31, 2013 than at December 31, 2012 due primarily to increased gross sales activity and the timing of receiving payment; (2) obligations collateralized by those receivables and inventory were

$1,201,400 less at March 31, 2013 than at December 31, 2012 due to repaying the outstanding balance on our credit line with Summit on February 4, 2013 following the sale of our Facilities; (3) inventory at March 31, 2013 was $232,100 more than at December 31, 2012 due primarily to increased gross sales activity; and (4) accounts payable and other accrued expenses at March 31, 2013 were $639,200 less than at December 31, 2012 due primarily to paying real estate property taxes for 2012 at the closing for the sale of our Facilities and paying certain other financial obligations to suppliers and vendors in February 2013.

We anticipate that our existing cash, especially given the cash proceeds from the sale of our Facilities, and our cash flow from operations, together with our current borrowing arrangements with Summit and Wells Fargo, will be sufficient to meet our cash requirements for the next 12 months.

During the first and second quarters of 2013, we expect to make total capital expenditures of approximately $150,000 as a result of the sale of our Facilities on February 1, 2013.  These capital expenditures primarily include: (1) the construction of a specially designed room and sprinkler system for the storage of certain of our aerosol products necessitated when we sold the Facilities and had to vacate the building where they were previously stored; (2) the installation of a separate security system for the parts of the Facilities that we lease; and (3) the relocation of our telecom and data systems to the parts of the Facilities that we lease.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of March 31, 2013, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.RISK FACTORS.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and subsequent quarterly reports on Form 10-Q which could materially affect our business, financial condition or future results.

ITEM 6.EXHIBITS.

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

Date:May 14, 2013

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