Form 10-Q
period 2013-06-30
SCOTTS LIQUID GOLD INC
filed 2013-08-09
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 8, 2013, the Registrant had 11,274,397 of its common stock, $0.10 par value per share, outstanding.

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

PART I

ITEM 1.  FINANCIAL STATEMENTS.

Consolidated Statements of Operations (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$4,502,100	$3,717,500	$9,233,800	$7,755,900
Operating costs and expenses:
Cost of sales	2,415,500	2,097,800	4,998,000	4,287,100
Advertising	123,600	107,800	419,200	195,400
Selling	1,184,000	1,164,200	2,281,500	2,254,800
General and administrative	643,800	668,600	1,418,200	1,355,900
	4,366,900	4,038,400	9,116,900	8,093,200
Income (loss) from operations	135,200	(320,900)	116,900	(337,300)
Rental and other income	4,000	32,300	21,400	64,600
Interest expense	(7,000)	(66,000)	(65,600)	(127,900)
Income (loss) before income taxes	132,200	(354,600)	72,700	(400,600)
Income tax expense	9,000	0	9,000	0
Net income (loss)	$123,200	$(354,600)	$63,700	$(400,600)
Net income (loss) per common share
Basic	$0.01	$(0.03)	$0.01	$(0.04)
Diluted	$0.01	$(0.03)	$0.01	$(0.04)
Weighted average shares outstanding:
Basic	11,213,586	10,937,000	11,154,038	10,932,856
Diluted	11,377,225	10,937,000	11,329,259	10,932,856

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

Scott’s Liquid Gold-Inc. & Subsidiaries

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,037,000	$253,900
Trade receivables, net	1,110,800	969,200
Inventories, net	2,855,100	1,975,800
Prepaid expenses	169,900	139,100
Total current assets	7,172,800	3,338,000
Property, plant and equipment, net	532,800	467,400
Assets held for sale	0	8,907,600
Other assets	66,000	82,800
Total assets	$7,771,600	$12,795,800
Liabilities and Shareholders’ Equity
Current liabilities:
Obligations collateralized by receivables and inventory	$0	$1,201,400
Accounts payable	1,075,500	1,371,600
Accrued payroll and benefits	420,400	509,200
Accrued property taxes	17,800	227,900
Other accrued expenses	0	19,700
Current maturities of long-term debt	0	352,600
Total current liabilities	1,513,700	3,682,400
Long-term debt, net of current maturities	0	3,010,700
Total liabilities	1,513,700	6,693,100
Shareholders’ equity:
Common stock; $0.10 par value, authorized 50,000,000 shares; issued and outstanding 11,271,000 shares (2013) and 10,937,000 shares (2012)	1,127,100	1,093,700
Capital in excess of par	5,560,700	5,502,600
Accumulated deficit	(429,900)	(493,600)
Total shareholders’ equity	6,257,900	6,102,700
Total liabilities and shareholders’ equity	$7,771,600	$12,795,800

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$63,700	$(400,600)
Adjustment to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	73,200	238,600
Stock-based compensation	24,300	27,300
Loss on disposal of assets	7,200	0
Change in operating assets and liabilities:
Trade receivables	(141,600)	(545,400)
Inventories	(879,300)	(135,300)
Prepaid expenses and other assets	(14,000)	13,900
Net (payments) proceeds on obligations collateralized by receivables and inventory	(1,201,400)	647,100
Accounts payable and accrued expenses	(614,700)	(94,000)
Total adjustments to net income (loss)	(2,746,300)	152,200
Net Cash Used by Operating Activities	(2,682,600)	(248,400)
Cash flow from investing activities:
Net proceeds from sale of assets held for sale	8,922,600	0
Purchase of property, plant and equipment	(160,800)	0
Net Cash Provided by Investing Activities	8,761,800	0
Cash flow from financing activities:
Principal payments on long-term debt	(3,363,300)	(169,000)
Proceeds from exercise of stock options	67,200	5,100
Net Cash Used by Financing Activities	(3,296,100)	(163,900)
Net Increase (Decrease) in Cash and Cash Equivalents	2,783,100	(412,300)
Cash and Cash Equivalents, beginning of period	253,900	575,900
Cash and Cash Equivalents, end of period	$3,037,000	$163,600
Supplemental disclosures:
Cash paid during the period for interest	$65,600	$125,900

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Notes to Consolidated Financial Statements (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

Note 1.	Organization and Summary of Significant Accounting Policies.

(a)	Company Background

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

The Consolidated Statements of Operations, Consolidated Balance Sheets, and the Consolidated Statements of Cash Flows included in this Report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2013 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the period ended June 30, 2013 are not necessarily indicative of the operating results for the full year.

(d)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts in our financial statements of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, the realization of deferred tax assets, reserves for slow moving and obsolete inventory, customer returns and allowances,  and stock-based compensation. Actual results could differ from our estimates.

(e)	Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.

(f)	Sale of Accounts Receivable

On November 3, 2008, effective as of October 31, 2008, we entered into a financing agreement with Summit Financial Resources, L.P. (“Summit”) for the purpose of providing working capital. The financing agreement with Summit was amended on March 12, 2009, March 16, 2011 (effective March 1, 2011) and then again on June 29, 2012 (effective July 1, 2012). The agreement has a term that expires on January 1, 2014, but it may be renewed for additional 12 month periods unless either party elects to cancel in writing at least 60 days prior to January 1, 2014 and thereafter on the anniversary date of each 12 month period.

The agreement provides for a factoring line up to $1.5 million and is secured primarily by accounts receivables, inventory, any lease in which we are a lessor and all investment property and guarantees by our active subsidiaries. Under the agreement, Summit will make loans at our request and in its discretion based on: (i) its purchases of our receivables, with recourse against us, at an advance rate of 85% (or such other percentage determined by Summit in its discretion) and (ii) our inventory not to exceed certain amounts, including an aggregate maximum of $500,000. Prior to the recent amendment on June 29, 2012, advances under the agreement had an interest rate of 1.5% over the prime rate (as published in The Wall Street Journal) for the accounts receivables portion of the advances and 4.0% over the prime rate for the inventory portion of the borrowings. The recent amendment reduced these interest rates to 1.0% over the prime rate for the accounts receivables portion and 2.5% over the prime rate for the inventory portion. Consequently, our interest cost adjusts with changes in the prime rate. At June 30, 2013, the prime rate was 3.25%.

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

During the six months ended June 30, 2013, we sold approximately $823,800 of our accounts receivables to Summit for approximately $700,300. As the advance rate on these accounts receivables was 85%, we retained an interest equal to 15% of those accounts receivables. On February 4, 2013, we paid $909,778 to Summit to repay the outstanding balance on our credit line and we have maintained a zero loan balance since that time. At June 30, 2013, the entire $1.5 million of this credit line was available for future factoring of accounts receivable invoices and borrowings secured by our inventory.

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

On March 16, 2011, under a consent agreement from Summit, we entered into a financing agreement with Wells Fargo Bank, National Association (“Wells Fargo”) for the purpose of further lowering the cost of borrowing associated with the financing of our accounts receivable. Pursuant to this agreement, we may sell accounts receivables from our largest customer, Wal-Mart Stores, Inc. (“Wal-Mart”), at a discount to Wells Fargo; provided, however, that Wells Fargo may reject offers to purchase such receivables in its discretion. These receivables may be purchased by Wells Fargo at a cost to us equal to LIBOR plus 1.15% per annum. The LIBOR rate used depends on the days to maturity of the receivable sold, typically ranging from 102 to 105 days. At June 30, 2013, Wells Fargo used the 104-day LIBOR rate of 0.32%.

The agreement has no fixed termination date, but continues unless terminated by either party giving 30 days prior written notice to the other party. During the six months ended June 30, 2013, we sold approximately $2,302,800 of our relevant accounts receivable to Wells Fargo for approximately $2,292,900. The difference between the invoiced amount of the receivable and the cash that we received from Wells Fargo is a cost to us. This cost is in lieu of any cash discount our customer would have been allowed and, thus, is treated in a manner consistent with standard trade discounts granted to our customers.

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

Inventories were comprised of the following at:

	June 30, 2013	December 31, 2012
Finished goods	$1,581,300	$959,100
Raw materials	1,336,700	1,079,600
Inventory reserve for obsolescence	(62,900)	(62,900)
	$2,855,100	$1,975,800

(h)	Property, Plant and Equipment

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

The recorded amounts for cash and cash equivalents, receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. As of June 30, 2013, we had no long-term debt. Prior to February 1, 2013, our long-term debt bore interest at a fixed rate that adjusted annually on the anniversary date to the then prime rate. The carrying value of our long-term debt approximated fair value as of December 31, 2012.

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

As of September 30, 2012, due to changes in the real estate market in Denver, Colorado, we conducted an evaluation into the fair value of our property, plant and equipment with particular attention to our land and office, warehouse and manufacturing buildings (the “Facilities”).  We found there to be an impairment of $286,900 in the carrying values of our long-lived assets. We determined the impairment amount after concluding that the low end of the range of fair value estimates at September 30, 2012 should be $9.5 million and the depreciated book value of the Facilities at September 30, 2012 was approximately $9,786,900.

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

At June 30, 2013 and December 31, 2012 approximately $565,100 and $468,400, respectively, had been reserved for as a reduction of accounts receivable, and approximately $0 and $10,000, respectively, had been reserved as current liabilities. Trade promotions to our customers and incentives such as coupons to the consumer are deducted from gross sales and totaled $993,200 and $892,900 for the six months ended June 30, 2013 and 2012, respectively.

(m)	Advertising Costs

Advertising costs are expensed as incurred.

(n)	Stock-based Compensation

During the six months ended June 30, 2013, we granted options to acquire 85,000 shares of our common stock to two executive officers at a price of $0.41 per share, an option to acquire 30,000 shares of our common stock to a board member at a price of $0.55 per share and an option to acquire 15,000 shares of our common stock to a regional sales manager at a price of $0.55 per share. The options which vest ratably over 48 months, or upon a change in control, and which expire after five years, were granted at 120% of the market value as of the date of grant. During the first six months of 2012, we granted an option to acquire 100,000 shares of our common stock to an executive officer at a price of $0.24 per share. Please see Note 2 to our Consolidated Financial Statements (Unaudited) for information regarding the 504,672 fewer stock options outstanding at June 30, 2013 than at June 30, 2012.

The weighted average fair market value of the options granted in the first six months of 2013 and 2012 was estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

	June 30, 2013	June 30, 2012
Expected life of options (using the “simplified” method)	4.5 years	4.5 years
Average risk-free interest rate	0.8% - 1.0%	0.9%
Average expected volatility of stock	139% - 141%	144%
Expected dividend rate	None	None

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) under authoritative guidance issued by the FASB was $24,300 and $27,300 in the six months ended June 30, 2013 and 2012, respectively. Approximately $96,900 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next 48 months. In accordance with this same authoritative guidance, there was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible. With respect to the non-cash expense associated with options granted to the non-employee directors, no tax benefit is recognized due to the existence of as yet unutilized net operating losses. At such time as these operating losses have been utilized and a tax benefit is realized from the issuance of non-qualified stock options, a corresponding tax benefit may be recognized.

(o)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out as selling expenses. Other selling expenses consist primarily of wages and benefits for sales and sales support personnel, travel, brokerage commissions and promotional costs, as well as certain other indirect costs. Shipping and handling costs totaled $730,800 and $684,000 for the six months ended June 30, 2013 and 2012, respectively.

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

The potentially dilutive securities are comprised of outstanding stock options of 928,678 and 1,433,350 at June 30, 2013 and 2012, respectively, a decrease of 504,672 or 35.2%. This decrease is due primarily to stock options expiring as well as a number of stock options being exercised.  At June 30, 2013, those securities for which the average market price for the six months ended June 30, 2013 exceeded the exercise price total 798,678.  At June 30, 2012, potentially dilutive securities were excluded from the computation of weighted average shares outstanding due to their anti-dilutive effect

The following is a reconciliation of the weighted average number of common shares outstanding for the three and six months ended June 30, 2012 and 2013:

	2013
	Three Months	Six Months
Common shares outstanding, beginning of the period	11,201,622	10,937,000
Weighted average common shares issued	11,964	217,038
Weighted average number of common shares outstanding	11,213,586	11,154,038
Dilutive effect of common share equivalents	163,639	175,221
Diluted weighted average number of common shares outstanding	11,377,225	11,329,259

	2012
	Three Months	Six Months
Common shares outstanding, beginning of the period	10,937,000	10,907,000
Weighted average common shares issued	0	25,8560
Weighted average number of common shares outstanding	10,937,000	10,932,856
Dilutive effect of common share equivalents	0	0
Diluted weighted average number of common shares outstanding	10,937,000	10,932,856

We have authorized 20,000,000 shares of preferred stock issuable in one or more series, none of which are issued or outstanding as of June 30, 2013.

Note 3.	Segment Information.

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

The following provides information on our segments for the three and six months ended June 30:

	Three Months Ended June 30,
	2013		2012
	Household Products	Skin and Hair Care Products	Household Products	Skin and Hair Care Products
Net sales to external customers	$1,285,700	$3,216,400	$1,212,200	$2,205,300
(Loss) income before income taxes	$(208,000)	$340,200	$(399,500)	$44,900
Identifiable assets	$3,115,500	$3,510,500	$2,307,200	$4,260,220

	Six Months Ended June 30,
	2013		2012
	Household Products	Skin and Hair Care Products	Household Products	Skin and Hair Care Products
Net sales to external customers	$2,607,100	$6,626,700	$2,549,700	$5,206,200
(Loss) income before income taxes	$(678,500)	$751,200	$(747,200)	$346,600
Identifiable assets	$3,115,500	$3,510,500	$2,307,200	$4,260,220

The following is a reconciliation of segment information to consolidated information for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales to external customers	$4,502,100	$3,717,500	$9,233,800	$7,755,900
Income (loss) before income taxes	$132,200	$(354,600)	$72,700	$(400,600)
Consolidated income (loss) before income taxes	$132,200	$(354,600)	$72,700	$(400,600)
Identifiable assets	$6,626,000	$6,567,400	$6,626,000	$6,567,400
Corporate assets	1,145,600	7,378,800	1,145,600	7,378,800
Consolidated total assets	$7,771,600	$13,946,200	$7,771,600	$13,946,200

Corporate assets noted above are comprised primarily of our cash and investments, and property and equipment not directly associated with the manufacturing, warehousing, shipping and receiving activities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Our consolidated net sales for the first six months of 2013 were $9,233,800 versus $7,755,900 for the first six months of 2012, an increase of $1,477,900 or 19.1%. We saw a 52.2% increase in net sales of the skin and hair care products that we distribute for other companies and a 7.5% decrease in net sales of our own line of skin care products. We saw a 2.3% increase in net sales of our household products. The reasons for the foregoing changes in net sales of our products are described below.

Our consolidated net sales for the second quarter of 2013 were $4,502,100 versus $3,717,500 for the second quarter of 2012, an increase of $784,600 or 21.1%. We saw a 35.6% increase in net sales of the skin and hair care products that we distribute for other companies and a 15.6% increase in net sales of our own line of skin care products. We saw a 6.1% increase in net sales of our household products. The reasons for the foregoing changes in net sales of our products are described below.

Our net income for the first six months of 2013 was $63,700 versus a net loss of $400,600 in the first six months of 2012. Our net income for the second quarter of 2013 was $123,200 versus a net loss of $354,600 in the second quarter of 2012.  The net income for the first six months of 2013 compared to the net loss for the same period in 2012 resulted primarily from: (1) increased sales; (2) changes in our trade promotions to our customers; (3) changes in costs of sales; and (4) changes in operating expenses.

Summary of Results as a Percentage of Net Sales

	Year Ended December 31,	Six Months Ended June 30,
	2012	2013	2012
Net sales
Household products	30.5%	28.2%	32.9%
Skin and hair care products	69.5%	71.8%	67.1%
Total net sales	100.0%	100%	100.0%
Cost of sales	56.6%	54.1%	55.3%
Gross profit	43.4%	45.9%	44.7%
Other revenue	1.5%	0.2%	0.8%
	44.9%	46.1%	45.5%
Operating expenses	46.2%	44.6%	49.1%
Loss on impairment of long-lived assets	1.8%	0%	0%
Loss on impairment of assets held for sale	3.6%	0%	0%
Interest expense	1.8%	0.7%	1.6%
	53.4%	45.3%	50.7%
Income (loss) before income taxes	(8.6%)	0.8%	(5.2%)

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

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Comparative Net Sales

	Six Months Ended June 30,		Percentage Increase
	2013	2012	(Decrease)
Scott’s Liquid Gold® and other household products	$2,607,100	$2,549,700	2.3%
Total household products	2,607,100	2,549,700	2.3%
Alpha Hydrox®, Diabetic cream and shampoo and other skin care products	2,011,500	2,174,800	(7.5%)
Montagne Jeunesse and Batiste Dry Shampoo	4,615,200	3,031,400	52.2%
Total skin and hair care products	6,626,700	5,206,200	27.3%
Total net sales	$9,233,800	$7,755,900	19.1%

During the first six months of 2013, net sales of skin and hair care products accounted for 71.8% of consolidated net sales compared to 67.1% for the same period in 2012. The net sales of these products for that period were $6,626,700 in 2013 compared to $5,206,200 for the same period in 2012, an increase of $1,420,500 or 27.3%.

The net sales of our Alpha Hydrox® and other manufactured skin care products were $2,011,500 in the first six months of 2013 versus $2,174,800 for the same period in 2012, a decrease of $163,300 or 7.5%. This decrease is primarily attributable to a decrease in the net sales of our Diabetic cream and shampoo during the first quarter of 2013 due primarily to: (1) a delay in orders for our Diabetic cream in March 2013 while we reduced the number of units in each case of our Diabetic cream; and (2) one of our customers returning Diabetic shampoo from certain of their stores that will no longer carry our Diabetic shampoo.

The net sales of Montagne Jeunesse and Batiste Dry Shampoo were $4,615,200 in the first six months of 2013 versus $3,031,400 for the same period in 2012, an increase of $1,583,800 or 52.2%. This increase is primarily attributable to increased distribution to new and existing customers and the improved placement of our products at existing customers. Our current distribution agreement with Church & Dwight Co. Inc. (“Church & Dwight”) relating to Batiste Dry Shampoo runs through December 31, 2014. We have already begun transition discussions with Church & Dwight in anticipation of the end of the agreement term. We are discussing with Church & Dwight the possibility of us entering into a new distribution agreement with them for certain segments of the marketplace in the United States.

Net sales of household products for the first six months of 2013 accounted for 28.2% of net sales compared to 32.9% for the same period in 2012. During the first six months of 2013, the sales of our household products were $2,607,100 as compared to $2,549,700 for the same period in 2012, an increase of $57,400 or 2.3%. The increase is attributable primarily to increased sales on certain of our wood care products due to television advertising and coupons and decreased customer returns and allowances.

We paid our customers a total of $993,200 in the first six months of 2013 versus $892,900 for the same period in 2012, an increase of $100,300 or 10.1% for trade promotions to support price features, displays and other merchandising of our products. This increase is primarily attributable to higher, but more efficient, spending on Montagne Jeunesse and Batiste Dry Shampoo to generate $1,583,800 or 52.2% more net sales in the first six months of 2013 compared to the first six months of 2012.

From time to time, our customers return products to us. For our household products, we permit returns only for a limited time. With regard to our skin and hair care products, returns are more frequent under an unwritten industry standard that permits returns for a variety of reasons. In the event a skin and hair care customer requests a return of a product, we will consider the request, and may grant such request in order to maintain or enhance our relationship with the customer, even in the absence of an enforceable right of the customer to do so. Typically, customers that return products to us take a credit on our invoice equal to the original sale price plus a handling charge ranging from 8-10% of the original sales price. Our product returns (as a percentage of net sales) were 1.4% percent for the first six months of 2013 compared to 0.9% for the same period in 2012. This increase is primarily attributable to one of our customers returning Diabetic shampoo from certain of their stores that will no longer carry our Diabetic shampoo.

On a consolidated basis, cost of sales was $4,998,000 during the first six months of 2013 compared to $4,287,100 for the same period in 2012, an increase of $710,900 or about 16.6%, on a net sales increase of 19.1%. As a percentage of consolidated net sales, cost of sales was 54.1% in the first six months of 2013 versus 55.3% for the same period in 2012.

The cost of sales for our skin and hair care products increased to 53.9% in the first six months of 2013 as compared to 50.6% for the same period in 2012. This increase reflects primarily a higher percentage of net sales of the skin and hair care products that we distribute for other companies which have a higher cost than the skin and hair care products that we manufacture.

The costs of sales for our household products decreased to 54.6% in the first six months of 2013 as compared to 64.7% for the same period in 2012. This decrease is primarily attributable to reducing the fill amount and reducing the number of colors in the graphics on our cans of Scott’s Liquid Gold® Wood Cleaner and Preservative to reduce costs as well as a decrease in our costs for certain raw materials.

Operating Expenses, Interest Expense and Other Income

	Six Months Ended June 30,		Percentage Increase
	2013	2012	(Decrease)
Operating Expenses
Advertising	$419,200	$195,400	114.5%
Selling	2,281,500	2,254,800	1.2%
General and administrative	1,418,200	1,355,900	4.6%
Total operating expenses	$4,118,900	$3,806,100	8.2%
Rental and Other Income	$21,400	$64,600	(66.9%)
Interest Expense	$65,600	$127,900	(48.7%)

Our operating expenses increased by $312,800 or 8.2% in the first six months of 2013 when compared to the same period in 2012. These expenses consist primarily of advertising, selling and general and administrative expenses, which are discussed below.

Advertising expenses for the first six months of 2013 were $419,100 compared to $195,400 for the same period in 2012, an increase of $223,700 or 114.5%, primarily related to television advertising and coupons for Scott’s Liquid Gold® Wood Cleaner and Preservative in the first three months of 2013.

Selling expenses for the first six months of 2013 were $2,281,500 compared to $2,254,800 for the same period in 2012, an increase of $26,500 or 1.2%.

General and administrative expenses for the first six months of 2013 were $1,418,200 compared to $1,355,900 for the same period of 2012, an increase of $62,600 or 4.6%. This increase is primarily related to the sale of our Facilities and the need to incur a non-cash expense for brokerage commissions relating to the leasing of office space in the Facilities that were previously capitalized on our balance sheet.

Rental and other income for the first six months of 2013 of $21,400 included $11,000 of net rental receipts and $6,900 in interest earned on our cash reserves. This compares to total rental and other income for the first six months of 2012 of $64,600 which included $63,300 of net rental receipts and $800 in interest earned on our cash reserves. The decrease in rental income is a result of the sale of our Facilities on February 1, 2013, part of which were being leased to unaffiliated tenants.

Interest expense for the first six months of 2013 was $65,600 and included $17,400 in administrative fees incurred relative to the sale of accounts receivable invoices to Summit. Interest expense for the first six months of 2012 was $127,900 and included $45,500 in collateral management and/or administrative fees paid to Summit. The decrease in interest expense is due to us paying off our mortgage as a result of the sale of our Facilities on February 1, 2103 and maintaining since that time a zero balance on our line of credit with Summit.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Comparative Net Sales

	Three Months Ended June 30,		Percentage Increase
	2013	2012	(Decrease)
Scott’s Liquid Gold® and other household products	$1,285,700	$1,212,200	6.1%
Total household products	1,285,700	1,212,200	6.1%
Alpha Hydrox®, Diabetic cream and shampoo and other skin care products	1,044,300	903,600	15.6%
Montagne Jeunesse and Batiste Dry Shampoo	2,172,100	1,601,700	35.6%
Total skin and hair care products	3,216,400	2,505,300	28.4%
Total net sales	$4,502,100	$3,717,500	21.1%

During the second quarter of 2013, net sales of our skin and hair care products accounted for 71.4% of consolidated net sales compared to 67.4% for the same period in 2012. The net sales of these products for that period were $3,216,400 in 2013 compared to $2,505,300 for the same period in 2012, an increase of $711,100 or 28.4%.

The net sales of our Alpha Hydrox® and other manufactured skin care products were $1,044,300 in the second quarter of 2013 versus $903,600 for the same period in 2012, an increase of $140,700 or 15.6%. This increase is primarily attributable to increased distribution to existing customers and the improved placement of our products at existing customers as well as increased sales directly to consumers through our Neoteric Cosmetics website.

The net sales of Montagne Jeunesse and Batiste Dry Shampoo were $2,172,100 in the second quarter of 2013 versus $1,601,700 for the same period in 2012, an increase of $570,400 or 35.6%. This increase is primarily attributable to increased distribution to new and existing customers and the improved placement of our products at existing customers.

Net sales of household products for the second quarter of 2013 accounted for 28.6% of net sales compared to 32.6% for the same period in 2012. During the second quarter of 2013, the sales of our household products were $1,285,700 as compared to $1,212,200 for the same period in 2012, an increase of $73,500 or 6.1%.  The increase is attributable primarily to increased sales on certain of our wood care products due to television advertising and coupons and decreased customer returns and allowances.

We paid our customers a total of $448,100 in the second quarter of 2013 versus $536,500 for the same period in 2012, a decrease of $88,400 or 16.5% for trade promotions to support price features, displays and other merchandising of our products. This decrease is primarily attributable to recognizing greater benefits from our trade promotion spending on Montagne Jeunesse and Batiste Dry Shampoo in the second quarter of 2013 compared to the same period in 2012.

From time to time, our customers return products to us. For our household products, we permit returns only for a limited time. With regard to our skin and hair care products, returns are more frequent under an unwritten industry standard that permits returns for a variety of reasons. In the event a skin and hair care customer requests a return of a product, we will consider the request, and may grant such request in order to maintain or enhance our relationship with the customer, even in the absence of an enforceable right of the customer to do so. Typically, customers that return products to us take a credit on our invoice equal to the original sale price plus a handling charge ranging from 8-10% of the original sales price. Our product returns (as a percentage of net sales) were 1.7% percent for the second quarter of 2013 compared to 0.9% for the same period in 2012. This increase is primarily attributable to one of our customers returning Diabetic shampoo from certain of their stores that will no longer carry our Diabetic shampoo.

On a consolidated basis, cost of sales was $2,415,500 during the second quarter of 2013 compared to $2,097,800 for the same period in 2012, an increase of $317,800 or about 13.2%, on a net sales increase of 21.1%. As a percentage of consolidated net sales, cost of sales was 53.7% in the second quarter of 2013 versus 56.4% for the same period in 2012.

The cost of sales for our skin and hair care products increased to 53.7% in the second quarter of 2013 as compared to 50.8% for the same period in 2012. This increase reflects primarily a higher percentage of net sales of the skin and hair care products that we distribute for other companies which have a higher cost than the skin and hair care products that we manufacture.

The costs of sales for our household products decreased to 53.5% in the second quarter of 2013 as compared to 68.0% for the same period in 2012. This decrease is primarily attributable to reducing the fill amount and reducing the number of colors in the graphics on our cans of Scott’s Liquid Gold® Wood Cleaner and Preservative to reduce costs as well as a decrease in our costs for certain raw materials.

Operating Expenses, Interest Expense and Other Income

	Three Months Ended June 30,		Percentage Increase
	2013	2012	(Decrease)
Operating Expenses
Advertising	$123,600	$107,800	14.7%
Selling	1,184,000	1,164,200	1.7%
General and administrative	643,800	668,600	(3.7%)
Total operating expenses	$1,951,400	$1,940,600	0.6%
Rental and Other Income	$4,000	$32,300	(93.8%)
Interest Expense	$7,000	$66,000	(94.5%)

Our operating expenses increased by $10,700 or 0.6% in the second quarter of 2013 when compared to the same period in 2012. These expenses consist primarily of advertising, selling and general and administrative expenses, which are discussed below.

Advertising expenses for the second quarter of 2013 were $123,600 compared to $107,800 for the same period in 2012, an increase of $15,700 or 14.6%. This increase is primarily due to limited television advertising for our Diabetic cream.

Selling expenses for the second quarter of 2013 were $1,184,000 compared to $1,164,200 for the same period in 2012, an increase of $19,800 or 1.7%.

General and administrative expenses for the second quarter of 2013 were $643,800 compared to $668,600 for the same period of 2012, a decrease of $24,800 or 3.7%.

Rental and other income for the second quarter of 2013 of $4,000 included $0 of net rental receipts and $4,000 in interest earned on our cash reserves. This compares to total rental and other income for the second quarter of 2012 of $32,300 which included $31,500 of net rental receipts and $800 in interest earned on our cash reserves. The decrease in rental income is a result of the sale of our Facilities on February 1, 2013, part of which were being leased to unaffiliated tenants.

Interest expense for the second quarter of 2013 was $7,000 and included $7,000 in administrative fees incurred relative to the sale of accounts receivable invoices to Summit. Interest expense for the second quarter of 2012 was $66,000 and included $24,000 in collateral management and/or administrative fees paid to Summit. The decrease in interest expense is due to us paying off our mortgage as a result of the sale of our Facilities on February 1, 2103 and maintaining since that time a zero balance on our line of credit with Summit.

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

Liquidity

At June 30, 2013, we had $3.0 million in cash and the entire $1.5 million of our credit line with Summit was available for future borrowing. Our net cash used by operating activities in the first six months of 2013 increased by $2,434,200 to $2,682,600 as compared to 2012. For the first six months of 2013, the primary components of working capital (exclusive of cash that was $2,783,100 more at June 30, 2013 compared to December 31, 2012) that significantly affected operating cash flows are the following: (1) net trade receivables were $141,600 more at June 30, 2013 than at December 31, 2012 due primarily to increased gross sales activity and the timing of receiving payment; (2) obligations collateralized by those receivables and inventory were $1,201,400 less at June 30, 2013 than at December 31, 2012 due to repaying the outstanding balance on our credit line with Summit on February 4, 2013 following the sale of our Facilities; (3) inventory at June 30, 2013 was $879,300 more than at December 31, 2012 due primarily to increased gross sales activity; and (4) accounts payable and other accrued expenses at June 30, 2013 were $614,700 less than at December 31, 2012 due primarily to paying real estate property taxes for 2012 at the closing for the sale of our Facilities and paying certain other financial obligations to suppliers and vendors in February 2013.

We anticipate that our existing cash, especially given the cash proceeds from the sale of our Facilities, and our cash from operations, together with our current borrowing arrangements with Summit and Wells Fargo, will be sufficient to meet our cash requirements for the next 12 months.

During the first six months of 2013, we made total capital expenditures of approximately $160,800 as a result of the sale of our Facilities on February 1, 2013. These capital expenditures primarily included: (1) the construction of a specially designed room and sprinkler system for the storage of certain of our aerosol products necessitated when we sold the Facilities and had to vacate the building where they were previously stored; (2) the installation of a separate security system for the parts of the Facilities that we lease; and (3) the relocation of our telecom and data systems to the parts of the Facilities that we lease. We do not have any significant capital expenditures planned for the remainder of 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2013, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the six months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 9, 2013

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