Form 10-Q
period 2013-09-30
SCOTTS LIQUID GOLD INC
filed 2013-11-13
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

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

As of November 11, 2013, the Registrant had 11,428,831 of its common stock, $0.10 par value per share, outstanding.

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) may contain “forward-looking statements” within the meaning of U.S. federal securities laws. You can typically identify forward-looking statements by the use of words, such as “may,” “could,” “should,” “assume,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “potential,” “plan,” and other similar words. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and our performance inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of each of our significant products in the marketplace; the degree of success of any new product or product line introduction by us; competitive factors; any decrease in distribution of (i.e., retail stores carrying) our significant products; continuation of our distributorship agreements for Montagne Jeunesse skin care products and Batiste Dry Shampoos; the need for effective advertising of our products; limited resources available for such advertising; new competitive products and/or technological changes; dependence upon third party vendors and upon sales to major customers; changes in the regulation of our products, including applicable environmental regulations; future losses which could affect our liquidity; the loss of any executive officer; and other matters discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 and this Report. The forward-looking statements in this Report speak as of the filing date of this Report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report.

PART I

ITEM 1.  FINANCIAL STATEMENTS.

Consolidated Statements of Operations (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$5,008,500	$3,867,700	$14,242,300	$11,623,600
Operating costs and expenses:
Cost of sales	2,639,400	2,287,500	7,637,400	6,574,600
Advertising	70,600	60,100	489,800	255,500
Selling	1,092,700	1,001,300	3,374,200	3,256,100
General and administrative	604,400	707,900	2,022,600	2,063,800
Loss on impairment of long-lived assets	0	286,900	0	286,900
Total operating costs and expenses	4,407,100	4,343,700	13,524,000	12,436,900
Income (loss) from operations	601,400	(476,000)	718,300	(813,300)
Rental and other income	8,700	32,100	30,100	96,700
Interest expense	(7,100)	(67,200)	(72,700)	(195,100)
Income (loss) before income taxes	603,000	(511,100)	675,700	(911,700)
Income tax expense	70,700	0	79,700	0
Net income (loss)	$532,300	$(511,100)	$596,000	$(911,700)
Net income (loss) per common share
Basic	$0.05	$(0.05)	$0.05	$(0.08)
Diluted	$0.05	$(0.05)	$0.05	$(0.08)
Weighted average shares outstanding:
Basic	11,285,910	10,937,000	11,200,470	10,934,253
Diluted	11,492,400	10,937,000	11,365,572	10,934,253

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

Scott’s Liquid Gold-Inc. & Subsidiaries

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,308,200	$253,900
Trade receivables, net	1,360,700	969,200
Inventories, net	2,867,600	1,975,800
Prepaid expenses	148,500	139,100
Total current assets	7,685,000	3,338,000
Property, plant and equipment, net	533,000	467,400
Assets held for sale	0	8,907,600
Other assets	66,000	82,800
Total assets	$8,284,000	$12,795,800
Liabilities and Shareholders’ Equity
Current liabilities:
Obligations collateralized by receivables and inventory	$0	$1,201,400
Accounts payable	940,400	1,371,600
Accrued payroll and benefits	442,600	509,200
Income taxes payable	57,500	0
Accrued property taxes	28,200	227,900
Other accrued expenses	0	19,700
Current maturities of long-term debt	0	352,600
Total current liabilities	1,468,700	3,682,400
Long-term debt, net of current maturities	0	3,010,700
Total liabilities	1,468,700	6,693,100
Shareholders’ equity:
Common stock; $0.10 par value, authorized 50,000,000 shares; issued and outstanding 11,316,400 shares (2013) and 10,937,000 shares (2012)	1,131,600	1,093,700
Capital in excess of par	5,581,300	5,502,600
Retained earnings (accumulated deficit)	102,400	(493,600)
Total shareholders’ equity	6,815,300	6,102,700
Total liabilities and shareholders’ equity	$8,284,000	$12,795,800

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$596,000	$(911,700)
Adjustment to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	113,800	358,100
Impairment of long-lived assets	0	286,900
Stock-based compensation	39,300	40,500
Loss on disposal of assets	7,200	0
Change in operating assets and liabilities:
Trade receivables	(391,500)	(730,900)
Inventories	(891,800)	109,900
Prepaid expenses and other assets	7,400	50,500
Net (payments) proceeds on obligations collateralized by receivables and inventory	(1,201,400)	938,900
Income taxes payable	57,500	0
Accounts payable and accrued expenses	(717,200)	281,400
Total adjustments to net income (loss)	(2,976,700)	1,335,300
Net Cash (Used) Provided by Operating Activities	(2,380,700)	423,600
Cash flow from investing activities:
Net proceeds from sale of assets held for sale	8,922,600	0
Purchase of property, plant and equipment	(201,600)	(12,000)
Net Cash Provided (Used) by Investing Activities	8,721,000	(12,000)
Cash flow from financing activities:
Principal payments on long-term debt	(3,363,300)	(254,400)
Proceeds from exercise of stock options	77,300	5,100
Net Cash Used by Financing Activities	(3,286,000)	(249,300)
Net Increase in Cash and Cash Equivalents	3,054,300	162,300
Cash and Cash Equivalents, beginning of period	253,900	575,900
Cash and Cash Equivalents, end of period	$3,308,200	$738,200
Supplemental disclosures:
Cash paid during the period for interest	$41,000	$181,900

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Notes to Consolidated Financial Statements (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

Note 1.	Organization and Summary of Significant Accounting Policies.

(a)	Company Background

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

The Consolidated Statements of Operations, Consolidated Balance Sheets, and the Consolidated Statements of Cash Flows included in this Report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2013 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the period ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

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

On November 3, 2008, effective as of October 31, 2008, we entered into a financing agreement with Summit Financial Resources, L.P. (“Summit”) for the purpose of providing working capital. The financing agreement with Summit was amended on March 12, 2009, March 16, 2011 (effective March 1, 2011) and June 29, 2012 (effective July 1, 2012). The agreement has a term that expires on January 1, 2014, but it may be renewed for additional 12 month periods unless either party elects to cancel in writing at least 60 days prior to January 1, 2014 and thereafter on the anniversary date of each 12 month period.

The agreement provides for a factoring line up to $1.5 million and is secured primarily by accounts receivables, inventory, any lease in which we are a lessor and all investment property and guarantees by our active subsidiaries. Under the agreement, Summit will make loans at our request and in its discretion based on: (i) its purchases of our receivables, with recourse against us, at an advance rate of 85% (or such other percentage determined by Summit in its discretion) and (ii) our inventory not to exceed certain amounts, including an aggregate maximum of $500,000. Prior to the amendment to the agreement on June 29, 2012, advances under the agreement had an interest rate of 1.5% over the prime rate (as published in The Wall Street Journal) for the accounts receivables portion of the advances and 4.0% over the prime rate for the inventory portion of the borrowings. The recent amendment reduced these interest rates to 1.0% over the prime rate for the accounts receivables portion and 2.5% over the prime rate for the inventory portion. Consequently, our interest cost adjusts with changes in the prime rate. At September 30, 2013, the prime rate was 3.25%.

In addition, prior to the amendment to the agreement on June 29, 2012, there was an administrative fee of 1.0% per month on the average monthly outstanding loan on the receivable portion of any advance and 1.35% per month on the average monthly outstanding loan on the inventory portion of any advance. The amendment on June 29, 2012 reduced these administrative fees to 0.85% per month on the average monthly outstanding loan on the receivable portion of any advance if the average quarterly loan in the prior quarter was less than or equal to $1,000,000, and to 0.75% if the average quarterly loan in the prior quarter was greater than $1,000,000 and to 1.0% per month on the average monthly outstanding loan on the inventory portion of any advance.

The agreement provides that neither we nor our active subsidiaries may engage in a change in control transaction without the prior written consent of Summit. Events of default include, but are not limited to, our failure to make a payment when due or a default occurring on any of our other indebtedness.

During the nine months ended September 30, 2013, we sold approximately $823,800 of our accounts receivables to Summit for approximately $700,300. As the advance rate on these accounts receivables was 85%, we retained an interest equal to 15% of those accounts receivables. On February 4, 2013, we paid $909,778 to Summit to repay the outstanding balance on our credit line and we have maintained a zero loan balance since that time. At September 30, 2013, the entire $1.5 million of this credit line was available for future factoring of accounts receivable invoices and borrowings secured by our inventory.

We report these transactions using the authoritative guidance of the Financial Accounting Standards Board (“FASB”) as a secured borrowing rather than as a sale. As a result, affected accounts receivable are reported under the “Current Assets” section within our Consolidated Balance Sheets as “Trade receivables, net.” Similarly, the net liability owing to Summit appears as “Obligations collateralized by receivables and inventory” within the “Current Liabilities” section of our Consolidated Balance Sheets. Net proceeds received on obligations collateralized by receivables and inventory appear as “net cash (used) provided by operating activities” within the “Adjustment to reconcile net income (loss) to net cash used by operating activities” section of our Consolidated Statements of Cash Flows.

On March 16, 2011, with the consent of Summit, we entered into a financing agreement with Wells Fargo Bank, National Association (“Wells Fargo”) for the purpose of further lowering the cost of borrowing associated with the financing of our accounts receivable. Pursuant to this agreement, we may sell accounts receivables from our largest customer, Wal-Mart Stores, Inc. (“Wal-Mart”), at a discount to Wells Fargo; provided, however, that Wells Fargo may reject offers to purchase such receivables in its discretion. These receivables may be purchased by Wells Fargo at a cost to us equal to LIBOR plus 1.15% per annum. The LIBOR rate used depends on the days to maturity of the receivable sold, typically ranging from 102 to 105 days. At September 30, 2013, Wells Fargo used the 104-day LIBOR rate of 0.29%.

The agreement has no fixed termination date, but continues unless terminated by either party giving 30 days prior written notice to the other party. During the nine months ended September 30, 2013, we sold approximately $3,249,900 of our relevant accounts receivable to Wells Fargo for approximately $3,236,000. The difference between the invoiced amount of the receivable and the cash that we received from Wells Fargo is a cost to us. This cost is in lieu of any cash discount our customer would have been allowed and, thus, is treated in a manner consistent with standard trade discounts granted to our customers.

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

Inventories were comprised of the following at:

	September 30, 2013	December 31, 2012
Finished goods	$1,481,200	$959,100
Raw materials	1,514,600	1,079,600
Inventory reserve for obsolescence	(128,200)	(62,900)
	$2,867,600	$1,975,800

(h)	Property, Plant and Equipment

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

The recorded amounts for cash and cash equivalents, receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. As of September 30, 2013, we had no long-term debt. Prior to February 1, 2013, our long-term debt bore interest at a fixed rate that adjusted annually to the then prime rate. The carrying value of our long-term debt approximated fair value as of December 31, 2012.

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

As of September 30, 2012, due to changes in the real estate market in Denver, Colorado, we conducted an evaluation into the fair value of our property, plant and equipment with particular attention to our land and office, warehouse and manufacturing buildings (collectively, the “Facilities”).  We found there to be an impairment of $286,900 in the carrying values of our long-lived assets. We determined the impairment amount after concluding that the low end of the range of fair value estimates at September 30, 2012 should be $9.5 million and the net book value of the Facilities at September 30, 2012 was approximately $9,786,900.

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

Taxes are reported based on tax positions that meet a more-likely-than-not standard and that are measured at the amount that is more-likely-than-not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits or expense. We classify penalty and interest expense related to income tax liabilities as an income tax expense. There are no significant interest and penalties recognized in the statement of operations or accrued on the balance sheet.

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

At September 30, 2013 and December 31, 2012 approximately $771,300 and $468,400, respectively, had been reserved as a reduction of accounts receivable, and approximately $0 and $10,000, respectively, had been reserved as current liabilities. Trade promotions to our customers and incentives such as coupons to our consumer are deducted from gross sales and totaled $1,411,900 and $1,248,700 for the nine months ended September 30, 2013 and 2012, respectively.

(m)	Advertising Costs

Advertising costs are expensed as incurred.

(n)	Stock-based Compensation

During the nine months ended September 30, 2013, we granted options to: (i) acquire 85,000 shares of our common stock to two executive officers at a price of $0.41 per share; (ii) an option to acquire 30,000 shares of our common stock to a board member at a price of $0.55 per share; (iii) an option to acquire 15,000 shares of our common stock to a regional sales manager at a price of $0.55 per share; and (iv) an option to acquire 15,000 shares of our common stock to a regional sales manager at a price of $0.49 per share. These options which vest ratably over 48 months, or upon a change in control, and which expire after five years, were granted at 120% of the market value as of the date of grant. In addition, during the nine months ended September 30, 2013, we granted options to acquire 90,000 shares of our common stock to three of our board members. These options which vested upon the date of grant, and which expire after five years, were granted at 120% of the market value as of the date of grant. During the first nine months of 2012, we granted an option to acquire 100,000 shares of our common stock to an executive officer at a price of $0.24 per share. Please see Note 2 to our Consolidated Financial Statements (Unaudited) for information regarding the 495,047 fewer stock options outstanding at September 30, 2013 than at September 30, 2012.

The weighted average fair market value of the options granted in the first nine months of 2013 and 2012 was estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

	September 30, 2013	September 30, 2012
Expected life of options (using the “simplified” method)	4.5 years	4.5 years
Average risk-free interest rate	1.4% - 1.5%	0.9%
Average expected volatility of stock	139%	144%
Expected dividend rate	None	None

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) under authoritative guidance issued by the FASB was $39,300 and $40,500 in the nine months ended September 30, 2013 and 2012, respectively. Approximately $117,000 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next 48 months. In accordance with this same authoritative guidance, there was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible. With respect to the non-cash expense associated with options granted to the non-employee directors, no tax benefit is recognized due to the existence of as yet unutilized net operating losses. At such time as these operating losses have been utilized and a tax benefit is realized from the issuance of non-qualified stock options, a corresponding tax benefit may be recognized.

(o)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out as selling expenses. Other selling expenses consist primarily of wages and benefits for sales and sales support personnel, travel, brokerage commissions and promotional costs, as well as certain other indirect costs. Shipping and handling costs totaled $1,050,700 and $1,083,700 for the nine months ended September 30, 2013 and 2012, respectively.

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

The potentially dilutive securities are comprised of outstanding stock options to acquire 870,303 and 1,365,350 of our shares at September 30, 2013 and 2012, respectively, a decrease of 495,047 or 36.3%. This decrease is due primarily to stock options being exercised as well as stock options expiring.  At September 30, 2013, options to acquire 635,303 of our shares had exercise prices that were lower than the average market price of our shares for the nine months ended September 30, 2013. At September 30, 2012, potentially dilutive securities were excluded from the computation of weighted average shares outstanding due to their anti-dilutive effect.

The following is a reconciliation of the weighted average number of common shares outstanding for the three and nine months ended September 30, 2013 and 2012:

	2013
	Three Months	Nine Months
Common shares outstanding, beginning of the period	11,271,022	10,937,000
Weighted average common shares issued	14,888	263,470
Weighted average number of common shares outstanding	11,285,910	11,200,470
Dilutive effect of common share equivalents	206,490	165,102
Diluted weighted average number of common shares outstanding	11,492,400	11,365,572

	2012
	Three Months	Nine Months
Common shares outstanding, beginning of the period	10,937,000	10,907,000
Weighted average common shares issued	0	27,253
Weighted average number of common shares outstanding	10,937,000	10,934,253
Dilutive effect of common share equivalents	0	0
Diluted weighted average number of common shares outstanding	10,937,000	10,934,253

We have authorized 20,000,000 shares of preferred stock issuable in one or more series, none of which are issued or outstanding as of September 30, 2013.

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

The following provides information on our segments for the three and nine months ended September 30:

	Three Months Ended September 30,
	2013		2012
	Household Products	Skin and Hair Care Products	Household Products	Skin and Hair Care Products
Net sales to external customers	$1,184,600	$3,823,900	$1,141,200	$2,726,500
(Loss) income before income taxes	$(158,400)	$761,400	$(347,400)	$123,200
Identifiable assets	$3,324,300	$3,745,700	$2,782,900	$4,159,200

	Nine Months Ended September 30,
	2013		2012
	Household Products	Skin and Hair Care Products	Household Products	Skin and Hair Care Products
Net sales to external customers	$3,791,700	$10,450,600	$3,690,900	$7,932,700
(Loss) income before income taxes	$(837,000)	$1,512,700	$(1,094,600)	$469,800
Identifiable assets	$3,324,300	$3,745,700	$2,782,900	$4,159,200

The following is a reconciliation of segment information to consolidated information for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales to external customers	$5,008,500	$3,867,700	$14,242,300	$11,623,600
Income (loss) before income taxes	$603,000	$(224,200)	$675,700	$(624,800)
Consolidated income (loss) before income taxes	$603,000	$(224,200)	$675,700	$(624,800)
Identifiable assets	$7,070,000	$6,942,100	$7,070,000	$6,942,100
Corporate assets	1,214,000	7,034,600	1,214,000	7,034,600
Consolidated total assets	$8,284,000	$13,976,700	$8,284,000	$13,976,700

Corporate assets noted above are comprised primarily of our cash and investments, and property and equipment not directly associated with our manufacturing, warehousing, shipping and receiving activities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Our consolidated net sales for the first nine months of 2013 were $14,242,300 versus $11,623,600 for the first nine months of 2012, an increase of $2,618,700 or 22.5%. We saw a 55.6% increase in net sales of the skin and hair care products that we distribute for other companies and a 2.8% decrease in net sales of our own line of skin care products. We saw a 2.7% increase in net sales of our household products. The reasons for the foregoing changes in net sales of our products are described below.

Our consolidated net sales for the third quarter of 2013 were $5,008,500 versus $3,867,700 for the third quarter of 2012, an increase of $1,140,800 or 29.5%. We saw a 61.8% increase in net sales of the skin and hair care products that we distribute for other companies and a 6.7% increase in net sales of our own line of skin care products. We saw a 3.8% increase in net sales of our household products. The reasons for the foregoing changes in net sales of our products are described below.

Our net income for the first nine months of 2013 was $596,000 versus a net loss of $911,700 in the first nine months of 2012. Our net income for the third quarter of 2013 was $532,300 versus a net loss of $511,100 in the third quarter of 2012.  The net income for the first nine months of 2013 compared to the net loss for the same period in 2012 resulted primarily from: (1) increased sales; (2) changes in our trade promotions to our customers; (3) changes in costs of sales; and (4) changes in operating expenses.

Summary of Results as a Percentage of Net Sales

	Year Ended December 31,	Nine Months Ended September 30,
	2012	2013	2012
Net sales
Household products	30.5%	26.6%	31.8%
Skin and hair care products	69.5%	73.4%	68.2%
Total net sales	100.0%	100.0%	100.0%
Cost of sales	56.6%	53.6%	56.6%
Gross profit	43.4%	46.4%	43.4%
Other revenue	1.5%	0.2%	0.8%
	44.9%	46.6%	44.2%
Operating expenses	46.2%	41.3%	48.0%
Loss on impairment of long-lived assets	1.8%	0%	2.4%
Loss on impairment of assets held for sale	3.6%	0%	0%
Interest expense	1.8%	0.5%	1.7%
	53.4%	41.8%	52.1%
Income (loss) before income taxes	(8.6%)	4.8%	(7.9%)

Our gross margins may not be comparable to those of other companies because some companies include all of the costs related to their distribution network in cost of sales. In contrast, we and other companies like us, exclude a portion of these costs (i.e., freight out to customers) from gross margin. Instead, we include them as part of selling expenses. See Note 1(o), “Operating Costs and Expenses Classification”, to our Consolidated Financial Statements (Unaudited) in Item 1.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Comparative Net Sales

	Nine Months Ended September 30,		Percentage Increase
	2013	2012	(Decrease)
Scott’s Liquid Gold® and other household products	$3,791,700	$3,690,900	2.7%
Total household products	3,791,700	3,690,900	2.7%
Alpha Hydrox®, Diabetic cream and shampoo and other skin care products	3,150,200	3,241,700	(2.8%)
Montagne Jeunesse and Batiste Dry Shampoo	7,300,400	4,691,000	55.6%
Total skin and hair care products	10,450,600	7,932,700	31.7%
Total net sales	$14,242,300	$11,623,600	22.5%

During the first nine months of 2013, net sales of skin and hair care products accounted for 73.4% of consolidated net sales compared to 68.2% for the same period in 2012. The net sales of these products for that period were $10,450,600 in 2013 compared to $7,932,700 for the same period in 2012, an increase of $2,517,900 or 31.7%.

The net sales of our Alpha Hydrox® and other manufactured skin care products were $3,150,200 in the first nine months of 2013 versus $3,241,700 for the same period in 2012, a decrease of $91,500 or 2.8%. This decrease is primarily attributable to a decrease in the net sales of our Diabetic shampoo due to one of our customers returning Diabetic shampoo from certain of their stores and no longer carrying the shampoo in those stores.

The net sales of Montagne Jeunesse and Batiste Dry Shampoo were $7,300,400 in the first nine months of 2013 versus $4,691,000 for the same period in 2012, an increase of $2,609,400 or 55.6%. This increase is primarily attributable to increased distribution to new and existing customers and the improved placement of our products at existing customers. Our current distribution agreement with Church & Dwight Co. Inc. (“Church & Dwight”) relating to Batiste Dry Shampoo runs through December 31, 2014. We have already begun transition discussions with Church & Dwight in anticipation of the end of the agreement term. We are discussing with Church & Dwight the possibility of us entering into a new distribution agreement with them for certain segments of the marketplace in the United States.

Net sales of household products for the first nine months of 2013 accounted for 26.6% of net sales compared to 31.8% for the same period in 2012. During the first nine months of 2013, the sales of our household products were $3,791,700 as compared to $3,690,900 for the same period in 2012, an increase of $100,800 or 2.7%. The increase is attributable primarily to increased sales on certain of our wood care products, which we believe is due to television advertising and coupons.

We paid our customers a total of $1,411,900 in the first nine months of 2013 versus $1,248,700 for the same period in 2012, an increase of $163,200 or 13.1% for trade promotions to support price features, displays and other merchandising of our products. This increase is primarily attributable to higher spending on trade promotions for Montagne Jeunesse and Batiste Dry Shampoos, which we believe was the primary reason we were able to generate $2,609,400 or 55.6% more net sales in the first nine months of 2013 compared to the first nine months of 2012.

From time to time, our customers return products to us. For our household products, we permit returns only for a limited time. With regard to our skin and hair care products, returns are more frequent under an unwritten industry standard that permits returns for a variety of reasons. In the event a skin and hair care customer requests a return of a product, we will consider the request, and may grant such request in order to maintain or enhance our relationship with the customer, even in the absence of an enforceable right of the customer to do so. Typically, customers that return products to us take a credit on our invoice equal to the original sale price plus a handling charge ranging from 8-10% of the original sales price. Our product returns (as a percentage of net sales) were 0.9% percent for the first nine months of 2013 compared to 1.5% for the same period in 2012. The decrease is primarily attributable to returns in 2012 due to reducing the fill amount and changing the graphics on our cans of Scott’s Liquid Gold® Wood Cleaner and Preservative to reduce costs.

On a consolidated basis, cost of sales was $7,637,400 during the first nine months of 2013 compared to $6,574,600 for the same period in 2012, an increase of $1,062,800 or about 16.2%, on a net sales increase of 22.5%. As a percentage of consolidated net sales, cost of sales was 53.6% in the first nine months of 2013 versus 56.6% for the same period in 2012.

The cost of sales for our skin and hair care products decreased to 52.9% in the first nine months of 2013 as compared to 53.3% for the same period in 2012. This decrease reflects primarily less spending on trade promotions as a percentage of sales and the effect of a higher contribution margin due to increased sales.

The costs of sales for our household products decreased to 55.6% in the first nine months of 2013 as compared to 63.6% for the same period in 2012. This decrease is primarily attributable to reducing the fill amount and reducing the number of colors in the graphics on our cans of Scott’s Liquid Gold® Wood Cleaner and Preservative to reduce costs, which began in the second quarter of 2012 as well as a decrease in our costs for certain raw materials.

Operating Expenses, Interest Expense and Other Income

	Nine Months Ended September 30,		Percentage Increase
	2013	2012	(Decrease)
Operating Expenses
Advertising	$489,800	$255,500	91.7%
Selling	3,374,200	3,256,100	3.6%
General and administrative	2,022,600	2,063,800	(2.0%)
Impairment of long-lived assets	0	286,900	(100.0%)
Total operating expenses	$5,886,600	$5,862,300	0.4%
Rental and Other Income	$30,100	$96,700	(68.9%)
Interest Expense	$72,700	$195,100	(62.7%)

Our operating expenses increased by $24,300 or 0.4% in the first nine months of 2013 when compared to the same period in 2012. These expenses consist primarily of advertising, selling, general and administrative expenses and an impairment of long-lived assets, which are discussed below.

Advertising expenses for the first nine months of 2013 were $489,800 compared to $255,500 for the same period in 2012, an increase of $234,300 or 91.7%, primarily related to television advertising and coupons for Scott’s Liquid Gold® Wood Cleaner and Preservative in the first quarter of 2013 and limited television advertising for our Diabetic cream in the second quarter of 2013.

Selling expenses for the first nine months of 2013 were $3,374,200 compared to $3,256,100 for the same period in 2012, an increase of $118,100 or 3.6%. This increase is primarily attributable to changes in personnel within our sales organization starting in the first quarter of 2013.

General and administrative expenses for the first nine months of 2013 were $2,022,600 compared to $2,063,800 for the same period of 2012, a decrease of $41,200 or 2.0%. This decrease is primarily attributable to a reduction in the operating and maintenance costs of our Facilities which were sold in the first quarter of 2013.

The impairment of our long-lived assets for the first nine month of 2013 was $0 compared to $286,900 for the same period in 2012. The decrease is due to an impairment to the carrying value of our Facilities which were sold in the first quarter of 2013.

Rental and other income for the first nine months of 2013 of $30,100 included $11,000 of net rental receipts and $10,900 in interest earned on our cash reserves. This compares to total rental and other income for the first nine months of 2012 of $96,700 which included $94,900 of net rental receipts and $1,800 in interest earned on our cash reserves. The decrease in rental income is a result of the sale of our Facilities on February 1, 2013, part of which were being leased to unaffiliated tenants.

Interest expense for the first nine months of 2013 was $72,700 and included $24,500 in administrative fees incurred relative to the sale of accounts receivable invoices to Summit and a one-time non-cash charge of $31,700 to expense capitalized loan fees in connection with the sale of the Facilities. Interest expense for the first nine months of 2012 was $195,100 and included $64,700 in collateral management and/or administrative fees paid to Summit. The decrease in interest expense is due to us paying off our mortgage as a result of the sale of our Facilities on February 1, 2103 and maintaining since that time a zero balance on our line of credit with Summit.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Comparative Net Sales

	Three Months Ended September 30,		Percentage Increase
	2013	2012	(Decrease)
Scott’s Liquid Gold® and other household products	$1,184,600	$1,141,200	3.8%
Total household products	1,184,600	1,141,200	3.8%
Alpha Hydrox®, Diabetic cream and shampoo and other skin care products	1,138,700	1,066,900	6.7%
Montagne Jeunesse and Batiste Dry Shampoo	2,685,200	1,659,600	61.8%
Total skin and hair care products	3,823,900	2,726,500	40.2%
Total net sales	$5,008,500	$3,867,700	29.5%

During the third quarter of 2013, net sales of our skin and hair care products accounted for 76.3% of consolidated net sales compared to 70.5% for the same period in 2012. The net sales of these products for that period were $3,823,900 in 2013 compared to $2,726,500 for the same period in 2012, an increase of $1,097,400 or 40.2%.

The net sales of our Alpha Hydrox® and other manufactured skin care products were $1,138,700 in the third quarter of 2013 versus $1,066,900 for the same period in 2012, an increase of $71,800 or 6.7%. This increase is primarily attributable to increased consumer demand.

The net sales of Montagne Jeunesse and Batiste Dry Shampoo were $2,685,200 in the third quarter of 2013 versus $1,659,600 for the same period in 2012, an increase of $1,025,600 or 61.8%. This increase is primarily attributable to increased distribution to new and existing customers and the improved placement of our products at existing customers.

Net sales of household products for the third quarter of 2013 accounted for 23.7% of net sales compared to 29.5% for the same period in 2012. During the third quarter of 2013, the sales of our household products were $1,184,600 as compared to $1,141,200 for the same period in 2012, an increase of $43,400 or 3.8%.  The increase is attributable primarily to increased sales on certain of our wood care products, which we believe is due to television advertising and coupons.

We paid our customers a total of $418,700 in the third quarter of 2013 versus $357,800 for the same period in 2012, an increase of $60,900 or 17.0% for trade promotions to support price features, displays and other merchandising of our products. This increase is primarily attributable to higher spending on Montagne Jeunesse and Batiste Dry Shampoo, which we believe was the primary reason we were able to generate $1,025,600 or 61.8% more net sales in the third quarter of 2013 compared to the third quarter of 2012.

From time to time, our customers return products to us. For our household products, we permit returns only for a limited time. With regard to our skin and hair care products, returns are more frequent under an unwritten industry standard that permits returns for a variety of reasons. In the event a skin and hair care customer requests a return of a product, we will consider the request, and may grant such request in order to maintain or enhance our relationship with the customer, even in the absence of an enforceable right of the customer to do so. Typically, customers that return products to us take a credit on our invoice equal to the original sale price plus a handling charge ranging from 8-10% of the original sales price. Our product returns (as a percentage of net sales) for the third quarter of 2013 compared to the same period in 2012 remained relatively constant.

On a consolidated basis, cost of sales was $2,639,400 during the third quarter of 2013 compared to $2,287,500 for the same period in 2012, an increase of $351,900 or about 15.4%, on a net sales increase of 29.5%. As a percentage of consolidated net sales, cost of sales was 52.7% in the third quarter of 2013 versus 59.1% for the same period in 2012.

The cost of sales for our skin and hair care products decreased to 51.2% in the third quarter of 2013 as compared to 58.4% for the same period in 2012. This decrease reflects primarily less spending on trade promotions as a percentage of sales and the effect of a higher contribution margin due to increased sales.

The costs of sales for our household products decreased to 57.4% in the third quarter of 2013 as compared to 61.0% for the same period in 2012. This decrease is primarily attributable to reducing the fill amount and reducing the number of colors in the graphics on our cans of Scott’s Liquid Gold® Wood Cleaner and Preservative to reduce costs, which began in the second quarter of 2012 as well as a decrease in our costs for certain raw materials.

Operating Expenses, Interest Expense and Other Income

	Three Months Ended September 30,		Percentage Increase
	2013	2012	(Decrease)
Operating Expenses
Advertising	$70,600	$60,100	17.5%
Selling	1,092,700	1,001,300	9.1%
General and administrative	604,400	707,900	(14.6%)
Impairment of long-lived assets	0	286,900	(100.0%)
Total operating expenses	$1,767,700	$2,056,200	(14.0%)
Rental and Other Income	$8,700	$32,100	(72.9%)
Interest Expense	$7,100	$67,200	(89.4%)

Our operating expenses decreased by $288,500 or 14.0% in the third quarter of 2013 when compared to the same period in 2012. These expenses consist primarily of advertising, selling, general and administrative expenses and an impairment of long-lived assets, which are discussed below.

Advertising expenses for the third quarter of 2013 were $70,600 compared to $60,100 for the same period in 2012, an increase of $10,500 or 17.5%.

Selling expenses for the third quarter of 2013 were $1,092,700 compared to $1,001,300 for the same period in 2012, an increase of $91,400 or 9.1%. This increase is primarily attributable to changes in personnel within our sales organization starting in the first quarter of 2013.

General and administrative expenses for the third quarter of 2013 were $604,400 compared to $707,900 for the same period of 2012, a decrease of $103,500 or 14.6%. This decrease is primarily attributable to a reduction in the operating and maintenance costs of our Facilities, which we sold in the first quarter of 2013.

The impairment of our long-lived assets for the third quarter of 2013 was $0 compared to $286,900 for the same period in 2012. The decrease is due to an impairment to the carrying value of our Facilities, which we sold in the first quarter of 2013.

Rental and other income for the third quarter of 2013 of $8,700 included $0 of net rental receipts and $4,000 in interest earned on our cash reserves. This compares to total rental and other income for the third quarter of 2012 of $32,100 which included $31,700 of net rental receipts and $400 in interest earned on our cash reserves. The decrease in rental income is a result of the sale of our Facilities on February 1, 2013, part of which were being leased to unaffiliated tenants.

Interest expense for the third quarter of 2013 was $7,100 and consisted of administrative fees incurred relative to the sale of accounts receivable invoices to Summit. Interest expense for the third quarter of 2012 was $67,200 and included $21,100 in collateral management and/or administrative fees paid to Summit. The decrease in interest expense is due to us paying off our mortgage as a result of the sale of our Facilities on February 1, 2103 and maintaining since that time a zero balance on our line of credit with Summit.

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

Liquidity

At September 30, 2013, we had $3.3 million in cash and the entire $1.5 million of our credit line with Summit was available for future borrowing. Our net cash used by operating activities in the first nine months of 2013 was $2,380,700 as compared to net cash provided by operating activities of $423,600 for the same period in 2012. For the first nine months of 2013, the primary components of working capital (exclusive of cash that was $3,054,300 more at September 30, 2013 compared to December 31, 2012) that significantly affected operating cash flows are the following: (1) net trade receivables were $391,500 more at September 30, 2013 than at December 31, 2012 due primarily to increased gross sales activity and the timing of receiving payment; (2) obligations collateralized by those receivables and inventory were $1,201,400 less at September 30, 2013 than at December 31, 2012 due to repaying the outstanding balance on our credit line with Summit on February 4, 2013 following the sale of our Facilities; (3) inventory at September 30, 2013 was $891,800 more than at December 31, 2012 due primarily to increased gross sales activity; and (4) accounts payable and other accrued expenses at September 30, 2013 were $717,200 less than at December 31, 2012 due primarily to paying real estate property taxes for 2012 at the closing for the sale of our Facilities and paying certain other financial obligations to suppliers and vendors in February 2013.

We anticipate that our existing cash, especially given the cash proceeds from the sale of our Facilities, and our cash from operations, together with our current borrowing arrangements with Summit and Wells Fargo, will be sufficient to meet our cash requirements for the next 12 months.

During the first nine months of 2013, we made total capital expenditures of approximately $160,800 as a result of the sale of our Facilities on during the first quarter of 2013. These capital expenditures primarily included: (1) the construction of a specially designed room and sprinkler system for the storage of certain of our aerosol products necessitated when we sold the Facilities and had to vacate the building where they were previously stored; (2) the installation of a separate security system for the parts of the Facilities that we lease; and (3) the relocation of our telecom and data systems to the parts of the Facilities that we lease. In addition, during the third quarter of 2013, we made total capital expenditures of approximately $30,200 to upgrade the computer hardware and software used by our employees. We expect to incur approximately $20,000 in capital expenditures in the fourth quarter of 2013 for certain renovations to our Facilities necessitated by the sale of the Facilities during the first quarter of 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of September 30, 2013, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and subsequent quarterly reports on Form 10-Q which could materially affect our business, financial condition or future results.

ITEM 6.	EXHIBITS.

Exhibit Number	Document

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1*	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished, not filed.

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
Barry J. Levine
Treasurer, Chief Financial Officer and Chief Operating Officer
(Principal Financial and Chief Accounting Officer)

Date: November 13, 2013

EXHIBIT INDEX

Exhibit Number	Document

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1*	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished, not filed.