Form 10-K
period 2013-12-31
SCOTTS LIQUID GOLD INC
filed 2014-03-28
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the issuer was $3,270,618 on June 28, 2013.

As of March 26, 2014, there were 11,446,831 shares of common stock, $0.10 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be filed within 120 days after December 31, 2013.

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of U.S. federal securities laws. All statements, other than statements of historical facts, included in this Report that address activities, events, or developments with respect to our financial condition, results of operations, or economic performance that we expect, believe, or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements. You can typically identify forward-looking statements by the use of words, such as “may,” “could,” “should,” “assume,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “potential,” “plan,” and other similar words. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and our performance inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to:

•	changing consumer preferences and the continued acceptance of each of our significant products in the marketplace;
•	the degree of success of any new product or product line introduction by us;
•	competitive factors; including any decrease in distribution of (i.e., retail stores carrying) our significant products;
•	continuation of our distributorship agreement for Montagne Jeunesse skin care products and Batiste Dry Shampoos;
•	the need for effective advertising of our products and limited resources available for such advertising;
•	new competitive products and/or technological changes;
•	dependence upon third party vendors and upon sales to major customers;
•	the availability of necessary raw materials and potential increases in the prices of these raw materials;
•	changes in the regulation of our products, including applicable environmental and U.S. Food And Drug Administration (“FDA”) regulations;
•	the continuing availability of financing on terms and conditions that are acceptable to us;
•	future losses which could affect our liquidity;
•	the loss of any executive officer; and
•	other matters discussed in this Report, including the risks described in the Risk Factors section of this Report.

We caution you that forward-looking statements are not guarantees of future performance and that actual results or performance may be materially different from those expressed or implied in the forward-looking statements. The forward-looking statements in this Report speak as of the filing date of this Report. Although we may from time to time voluntarily update our prior forward-looking statements, we undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report.

PART I

ITEM 1.	BUSINESS

General

Scott’s Liquid Gold-Inc., a Colorado corporation, was incorporated on February 15, 1954. Through our wholly-owned subsidiaries, we develop, manufacture, market and sell quality household and skin and hair care products. These products include:

•	Scott’s Liquid Gold®, our wood cleaner and preservative that has been sold in the United States for over 60 years;
•	Alpha Hydrox®, our skin care brand, which was one of the first to use alpha hydroxy acids (“AHAs”);
•	Our Neoteric Diabetic® products which were specially developed to address the skin conditions of persons living with diabetes; and
•

Montagne Jeunesse face masque sachets and Batiste Dry Shampoos, which are manufactured by other companies and distributed exclusively by us in the United States under distribution agreements with the respective manufacturers.

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
Scott’s Liquid Gold® Floor Restore
Scott’s Liquid Gold® Wood Wash
Scott’s Liquid Gold® Dust ’N Go Wipes
Touch of Scent® Air Freshener

The following table sets forth the principal products in our skin and hair care products segment.

Operating Segment	Key Products
Skin and Hair Care	Alpha Hydrox® Skin Care Products
Neoteric Diabetic® Healing Cream
Neoteric Diabetic® Shampoo and Scalp Care
Neoteric Massage Oils
Montagne Jeunesse Face Masque Sachets
Batiste Dry Shampoos

For information on our operating segments, please see Note 8 to our Consolidated Financial Statements in Item 8.

Strategy

We are focused on strategies that we believe will enhance our long-term financial health and deliver long-term shareholder value. In order to achieve these objectives, we plan to generate continued growth of our existing brands and products, as well as pursue new opportunities to develop, acquire or distribute new brands and products. For 2014, we continue to pursue the following primary goals that we established in 2012: (1) increase sales by strengthening and broadening consumer awareness of our products; (2) add additional products to the mix of products that one or more of our existing major customers already buy from us; (3) add at least one major retailer as a customer; and (4) reduce operating costs and expenses.

As discussed below, we believe that we made substantial progress on these goals by returning to profitability and increasing the value of our common stock during 2013. In addition, one of our primary goals from 2012 was to reduce the costs and expenses associated with our owned real estate assets located at 4880 Havana Street, Denver, Colorado, which consisted of approximately 10.8 acres of land improved with four buildings containing approximately 241,684 square feet of office, warehouse and manufacturing space, with associated improvements and personal property, and adjacent vacant land of approximately 5.5 acres (together, the “Property”). We sold the Property on February 1, 2013 and entered into a lease with the new owner with respect to a portion of the

Property. Please see Note 12 to our Consolidated Financial Statements in Item 8 for information on the sale of the Property and our leasing back certain of the office, warehouse and manufacturing space.

Household Products

Scott’s Liquid Gold® Wood Cleaner and Preservative has been our core product since our inception. It has been sold in the United States for over 60 years. Unlike a furniture polish, our product contains natural oils that penetrate the wood’s surface to clean, replace lost moisture, minimize the appearance of scratches and bring out the natural beauty of wood. We have also introduced an additional wood care product in a wipe form and a wood wash product. Our Dust ’N Go pre-moistened cloth wipes are quick, easy and convenient dusting wipes for wood and numerous other surfaces. Our wood wash product simply and safely cleans all types of wood surfaces. Late in the fourth quarter of 2013, we introduced our Scott’s Liquid Gold® Floor Restore product.  This product is a quick and easy way to renew and protect hardwood floors.

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

During the first quarter of 2009, we introduced “Clean Screen”, an affordable, simple and easy way for cleaning electronic screens, especially today’s new sensitive electronics. Clean Screen is a liquid formulated with a state-of-the-art water treatment technology that not only cleans away dirt, but also mineral deposits and other impurities. In 2010, we introduced Clean Screen in a wipe form and marketed the product as “Little Clean Screen”. Due to declining sales and distribution, Little Clean Screen is being discontinued during 2014. We attribute this decline primarily to generally lower actual consumer demand than anticipated for this type of product.

Since 1982, we have sold Touch of Scent® air fresheners. Our air fresheners offer a unique dispenser with aerosol refills. Touch of Scent® air fresheners are available in a wide assortment of concentrated fragrances, which are quick, easy to use and effective.

Household products accounted for 27.7% of our consolidated net sales in 2013 and 30.5% in 2012. We continually evaluate possible new household products to be developed, acquired, manufactured and/or distributed by us.

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

Our first Neoteric Diabetic® product was a healing skin cream introduced in 2001 and a subsequent product was a shampoo and scalp care product introduced in 2011. Both of these products were developed to address the skin conditions of persons living with diabetes, caused by poor blood circulation. Our healing cream is a therapeutic moisturizer that provides a clinically proven and patented treatment for dry skin by helping to increase blood circulation and helping to speed the healing of minor scrapes and cuts. Our shampoo and scalp care product helps to soothe the discomfort of dryness, flaking and itching of the scalp while gently cleaning the hair.

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

In the fourth quarter of 2009, we became the exclusive distributor in the United States for Batiste Dry Shampoo with the exception of certain warehouse stores and governmental entities. Dry shampoo is a quick and convenient way to refresh hair between washes. Batiste was one of the innovators of dry shampoo. We believe that there is a large and fast-growing market for dry shampoo. In that regard, Church & Dwight Co. Inc. (“Church & Dwight”) acquired Batiste Dry Shampoo in 2011. We continue to be the exclusive distributor for the shampoo under the terms of our distribution agreement with Church & Dwight. The initial term of our agreement with Church & Dwight runs through December 31, 2014. We have already begun transition discussions with Church & Dwight in anticipation of the end of the agreement’s term. We are discussing with Church & Dwight the possibility of entering into a new distribution agreement for certain segments of the marketplace in the United States; however, there can be no assurance that we will be able to consummate such an agreement. See “Manufacturing and Suppliers” in this Item 1 below for information on the terms of our agreement with Church & Dwight. Church & Dwight is a leading global consumer products company with such well-recognized brand names as Arm & Hammer, Oxiclean and Orajel.

Skin and hair care products accounted for 72.3% of our consolidated net sales in 2013 and 69.5% in 2012. We continually evaluate possible new skin and hair care products as well as other beauty care products to be developed, acquired, manufactured and/or distributed by us.

Marketing and Distribution

We primarily market our products through: (1) trade promotions to support price features, displays and other merchandising of our products by our retail customers; (2) consumer incentives such as coupons and rebates; and (3) consumer marketing in print, social media and television advertising.

Our products are sold nationally, both directly through our sales force and indirectly through independent brokers, to mass marketers, drugstores, supermarkets, hardware stores and other retail outlets and to wholesale distributors. In 2013 and 2012, Wal-Mart Stores, Inc. (“Wal-Mart”) accounted for approximately 36% and 32% of our sales of household products, respectively. With regard to our skin and hair care products, Wal-Mart accounted for approximately 16% and 18% of our sales in 2013 and 2012, respectively. Wal-Mart accounted for approximately 21% and 22% of our aggregate net sales on a consolidated basis in 2013 and 2012, respectively.

In 2013 and 2012, Ulta Salon, Cosmetics & Fragrance, Inc. (“Ulta”) accounted for approximately 23% and 16%, respectively, of our skin and hair care products and approximately 17% and 11% of our aggregate net sales on a consolidated basis in 2013 and 2012, respectively. In 2013 and 2012, Walgreens Co. (“Walgreens”) accounted for approximately 9% and 14%, respectively, of our sales of skin and hair care products and approximately 7% of our aggregate net sales on a consolidated basis in both 2013 and 2012.

As is typical in our industry, we do not have a long-term contract with Wal-Mart, Ulta, Walgreens or any other retail customer.

We also use our Scott’s Liquid Gold and Neoteric Cosmetics websites for sales of our products directly to consumers. Such sales were approximately 7% and 9% of total sales in 2013 and 2012, respectively.

Our household and skin and hair care products are available in limited distribution in Canada and other foreign countries. Please see Note 8 to our Consolidated Financial Statements in Item 8 for information regarding our sales in foreign countries. Currently, foreign sales are made to distributors who are responsible for the marketing of the products, and we are paid for these products in U.S. dollars.

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

Manufacturing and Suppliers

We owned all of our manufacturing facilities until February 1, 2013, when we sold the facilities and entered into a lease with the new owner for a portion of the facilities. Please see Note 12 to our Consolidated Financial Statements in Item 8 for information on the sale of our Property and our leasing back certain of the manufacturing facilities that we sold. We own and operate all of our manufacturing equipment. We manufacture all of our products with the exception of the following products: (1) those products for which we act as a distributor; (2) our Scott’s Liquid Gold® Dust ’N Go wipes; and (3) our Little Clean Screen product. For all of our products, we must maintain sufficient inventories to ship most orders as they are received.

Quality control is enforced at all stages of production, as well as upon the receipt of raw materials from suppliers. Raw materials are purchased from a number of suppliers and, at the present time, are readily available. However, we do not have long term contracts with our suppliers and any contracts we do have with suppliers may be terminated at any time. Our sole supply for the oxygenated oil used in our Neoteric Diabetic® skin care products is a French company with which we have a non-exclusive supply agreement. In addition, we have sole suppliers for two of the polymers in our Scott’s Liquid Gold® Floor Restore product. We believe that we have good relationships with all of our suppliers.

Most of our manufacturing operations, including most packaging, are highly automated, and, as a result, our manufacturing operations are not labor intensive, nor, for the most part, do they involve extensive training. We currently operate on a one-shift basis. Our manufacturing facilities are capable of producing substantially larger quantities of our products without any expansion, and, for that reason, we believe that our physical plant facilities are adequate for the foreseeable future.

In 2001, we commenced purchases of skin care sachets from Montagne Jeunesse under a distributorship agreement covering the United States. On May 4, 2005, our wholly-owned subsidiary, Neoteric Cosmetics, Inc. (“Neoteric”), entered into a new distribution agreement with Montagne Jeunesse. Pursuant to this new agreement, Neoteric is the exclusive distributor to market and sell Montagne Jeunesse’s skin care sachets in the United States. The initial term was for 18 months, but the agreement continues until it is terminated by either party providing written notice of termination no less than three or six months’ in advance, depending on the reason for termination. To date, neither party has provided such notice. In addition, the agreement may be terminated for a material breach if the breaching party has failed to remedy the breach within 30 days after receipt of notice in writing and for certain other events. Montagne Jeunesse may terminate the agreement if: (1) Neoteric changes its organization or methods of business in a way viewed by Montagne Jeunesse as less effective or (2) there is a change in control of Neoteric. As a practical matter, we believe that the continuation of the distribution agreement is dependent on maintaining our good relationship with Montagne Jeunesse.

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

The agreement provides that we will not be permitted to manufacture, distribute or sell any products that are competitive with Batiste Dry Shampoo products. The initial pricing terms for the Batiste products were negotiated with Church & Dwight, but may be increased by Church & Dwight at any time upon 90 days’ prior written notice of any price increase. While the agreement may be terminated in the case of an uncured breach, upon a change in control, or upon our violation of export control laws, the initial term of the agreement runs through December 31, 2014 and will automatically renew for successive one year terms until it is terminated by either party upon 90 days’ prior written notice. We have already begun transition discussions with Church & Dwight in anticipation of the end of the agreement’s initial three year term. We are discussing with Church & Dwight the possibility of entering into a new distribution agreement for certain segments of the marketplace in the United States; however, there can be no assurance that we will be able to consummate such an agreement.

Competition

Both the household and skin and hair care products markets are highly competitive. We compete in both markets against a range of competitors, most of which are significantly larger and have great financial resources, name recognition and product and market diversification than us. We compete in both categories primarily on the basis of quality and the distinguishing characteristics of our products.

The wood care, air freshener, and clean screen product categories are dominated by three to five companies that are significantly larger than us and each of these competitors produces several competing products. Irrespective of the foregoing, we maintain a visible position in the wood care category, but do not have sufficient information to make an accurate representation as to the market share of our products.

The skin and hair care category is also highly competitive. Several competitors are significantly larger than us and each of these competitors produces several competing products. Some of these companies also manufacture products with AHAs with which our Alpha Hydrox® products must compete. Because of the large number of varied products produced by our competitors, some of which are not direct competitors to our specialized products, we cannot make an accurate representation as to the market share of our skin and hair care products.

Regulation

We are subject to various federal, state and local laws and regulations that pertain to the types of consumer products that we manufacture and sell. Many chemicals used in consumer products, some of which are used in several of our product formulations, have come under scrutiny by various state governments and the Federal government. These chemicals are called volatile organic compounds (“VOC’s”), which arguably contribute to the formation of ground level ozone. Many states as well as the Federal government have passed regulations that limit the amount of VOC’s allowed in various categories of consumer products. All of our products currently meet the most stringent VOC regulations and may be sold throughout the United States. Any new or revised VOC regulations developed by various states or the Federal government may apply to our products and could potentially require reformulation of those products in the future. Limitation of VOC content in consumer products by both state and Federal governments will continue to be part of regulatory efforts to achieve compliance with clean air regulations. We continue to monitor all environmental regulatory activities and believe that we have done all that is necessary to satisfy the current requirements of the Federal Clean Air Act and the laws of various state governments.

Many of our skin care products, most of which contain AHAs, are considered cosmetics within the definition of the Federal Food Drug and Cosmetic Act (the “FFDCA”). The FFDCA defines cosmetics as products intended for cleansing, beautifying, promoting attractiveness or altering the appearance without affecting the body’s structure or functions. Our cosmetic products are subject to the regulations under the FFDCA and the Fair Packaging and Labeling Act. The relevant laws and regulations are enforced by the FDA. Such laws and regulations govern the ingredients and labeling of cosmetic products and set forth good manufacturing practices for companies to follow. Although FDA regulations require that the safety of a cosmetic ingredient be substantiated prior to marketing, there is no requirement that a company submit the results of any testing performed or any other data or information with respect to any ingredient to the FDA.

The FDA’s National Center for Toxicological Research has periodically been investigating the effect of long term exposure to AHAs since 2003. On December 31, 2003, the FDA published a call for data on certain ingredients in various products, including AHAs that are part of wrinkle remover products. Manufacturers were asked to submit any data supporting the reclassification of these cosmetic products as over-the-counter drugs. In January 2005, the FDA issued final guidance to the effect that products containing AHAs should alert users that those products may increase skin sensitivity to sun and possible sunburn and the steps to avoid such consequences. On October 27, 2008, the FDA published a set of Q&A’s that dealt with both long term exposure and drug/cosmetic issues.

In the 2008 Q&A’s, the FDA restated its traditional position that certain AHA products intended for therapeutic use, such as acne treatments or skin lighteners, are considered drugs. However, the FDA also confirmed that other AHA products, including those marketed by us, are considered cosmetics and therefore are not subject to more stringent regulations applicable to drugs. The Q&A also reported on the results of two studies on the issue of skin damage caused by UV rays, and the potential photocarcinogenicity of AHA products. The studies concluded that applying AHA products to the skin resulted in increasing UV sensitivity, but that the effect was completely reversible. In addition another study on potential photocarcinogenesis found that AHA products had no effect on the process. Accordingly, we believe we are appropriately marketing our products as cosmetics, and our labeling fully complies with the FDA’s guidance.

Our advertising is subject to regulation under the Federal Trade Commission Act and related regulations, which prohibit false and misleading claims in advertising. We believe that all of our labeling and promotional materials comply with these regulations.

Employees

We employ 60 persons of which 26 work in plant and production related functions and 34 work in administrative, sales and advertising functions. No contracts exist between us and any union. We monitor wage and salary rates in the Rocky Mountain area and pursue a policy of providing competitive compensation to our employees. The compensation of our executive officers is subject to annual review by the Compensation Committee of our Board of Directors. Additional benefits that we provide for our employees include medical, vision and dental plans, short-term disability, life insurance, a 401(k) plan with matching contributions for employees earning $35,000 or less per annum and an employee stock ownership (ESOP) plan. We consider our employee relations to be satisfactory with the average tenure of our employees to be approximately 15 years.

Patents and Trademarks

At present, we own one patent for our Neoteric Diabetic® Healing Cream. Additionally, we actively use our registered trademarks for Scott’s Liquid Gold®, Touch of Scent®, Alpha Hydrox® and Neoteric® in the United States and have registered trademarks in a number of additional countries. Our registered trademarks protect names and logos relating to our products as well as the design of boxes for certain of our products.

Available Information and Code of Ethics

We will make available free of charge through our website (www.scottsliquidgold.com), this annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission (the “SEC”). Information on our website is not incorporated by reference into this Report and should not be considered part of this document. We will provide upon request (see below for instructions) and at no charge electronic or paper copies of these filings with the SEC (excluding exhibits).

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

We need to continue to increase our revenues and/or further reduce our costs in order to remain profitable.

Prior to 2013, we experienced significant losses over an extended number of years. These losses resulted primarily from declining sales of our skin care products and our primary household products as well as the costs and expenses associated with our ownership of the Property. Maintaining or increasing our revenues is uncertain and involves a number of factors including consumer acceptance of our products, distribution of our products and other matters described below.

Our cash flow is dependent upon operating cash flow, available cash and available funds under our financing agreements with Summit Financial Resources, L.P. (“Summit”) and Wells Fargo Bank, National Associations (“Wells Fargo”).

Because we are dependent on our operating cash flow, any loss of a significant customer, any further decreases in the distribution of our skin and hair care or household products, new competitive products affecting sales levels of our products or any significant expense not included in our internal budget could result in the need to raise cash. Our financing agreement with Summit was amended on March 16, 2011 (effective March 1, 2011) and then again on June 29, 2012 (effective July 1, 2012). The agreement has a term that expires on January 1, 2015, but it may be renewed for additional 12 month periods unless either party elects to cancel in writing at least 60 days prior to January 1, 2015 and thereafter on the anniversary date of each 12 month period. On March 16, 2011, with the consent of Summit, we entered into an agreement that enables us to sell the receivables of our largest customer to Wells Fargo. Except for these agreements, we have no arrangements for any external financing of debt or equity, and we are not certain any such financing would be available on acceptable terms. In order to improve our operating cash flow, we need to continue to increase our revenues and/or further reduce our costs.

Unfavorable economic conditions could adversely affect demand for our products.

Unfavorable and uncertain economic conditions in recent years have adversely affected, and in the future may adversely affect, consumer demand for some of our products, resulting in reduced sales volume. Factors that can affect consumer demand include rates of unemployment, consumer confidence, health care costs, fuel and other energy costs and other economic factors affecting consumer spending behavior.

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

In both skin and hair care and household products, our competitors include some of the largest consumer products companies in the United States.

The markets in which our products compete are intensely competitive, and many of the other competitors in these markets are multi-national consumer products companies that are significantly larger than us. These large competitors have financial, technical, and other resources exceeding those available to us, and as a result, are able to regularly introduce new products and spend considerably more than we can on advertising. The distribution and sales of our products can be adversely impacted by the actions of our competitors, and we may have little or no ability to take action to prevent or mitigate these adverse impacts.

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

For more than a majority of our sales, we are dependent upon sales to a small number of major retail customers, including Wal-Mart, which is our largest customer, Ulta, which is our second largest customer and Walgreens, which is our third largest customer. The easy access of consumers to our products is dependent upon these major retail stores and other retail stores carrying our products. The willingness of these customers (i.e., retail stores) to carry any of our products depends on various factors, including the level of sales of the product at their stores. Any declines in sales of a product to consumers can result in the loss of retail stores and a corresponding decrease in the distribution of the product. It is uncertain whether the consumer base served by these stores would purchase our products at other retail stores. In the past, sales of our products have been affected by retail stores which discontinue a product or carry the product in fewer stores.

A significant part of our sales of skin and hair care products are represented by the Montagne Jeunesse sachet products and Batiste Dry Shampoo products, both of which depend upon the continuation of our distributorship agreements with the manufacturers of these products.

Our distributorship agreement with Montagne Jeunesse does not have a fixed term, but continues until it is terminated by either party giving the other party no less than three or six months’ written notice of termination, depending on the reason for termination. To date, neither party has provided such notice. As a practical matter, we believe that the continuation of our agreement with Montagne Jeunesse is dependent upon maintaining our good relationship with them. Our distribution agreement with Church & Dwight, the manufacturer of the Batiste Dry Shampoo products, has an initial term that runs through December 31, 2014 and, following this term, may be automatically renewed. We have already begun transition discussions with Church & Dwight in anticipation of the end of the agreement’s term. We are discussing with Church & Dwight the possibility of us entering into a new distribution agreement with them for certain segments of the marketplace in the United States. If our agreements with Montagne Jeunesse or Church & Dwight are terminated, we may no longer be able to distribute Montagne Jeunesse or Batiste Dry Shampoo products on an exclusive basis, or at all, and sales in our skin and hair care segment would be adversely affected.

We face the risk that raw materials for our products may not be available or that costs for these materials will increase, thereby affecting either our ability to manufacture the products or our gross margin on the products.

We obtain our raw materials from third party suppliers, three of which are sole source suppliers. We have no long term contracts with our suppliers; and, if a contract exists, it is subject to termination or cost increases. We may not have sufficient raw materials for production of products manufactured by us if there is a shortage in raw materials or one of our suppliers terminates our relationship. In addition, changing suppliers could involve delays that restrict our ability to manufacture or buy products in a timely manner to meet delivery requirements of our customers. Our suppliers of products which we distribute can also be subject to the same risk with their vendors.

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

Regulations affecting our products include requirements of the FDA for cosmetic products and environmental regulations affecting emissions from our products. In the past, the FDA has mentioned the treatment of products with AHAs as drugs, which could make our production and sale of certain Alpha Hydrox® products more expensive or prohibitive. Also, in the past, we have been required to change the formulation of our household products to comply with environmental regulations and may be required to do so again in the future if the applicable regulations are further amended.

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

Our stock is traded on the OTC Bulletin Board. The volume of trades in our stock varies from day to day but is relatively limited. As a result, any events affecting us can result in volatile movements in the price of our stock and can result in significant declines in the market price of our stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Until February 1, 2013, we owned real property, buildings and related improvements located in Denver, Colorado consisting of four connected buildings and a parking garage (approximately 241,684 square feet in total) and about 16.3 acres of land. These buildings range in age from approximately 16 to 39 years (126,600 square feet having been added in 1995 and 1996). We sold the Property on February 1, 2013 and leased the portion of the Property used by our facilities back from the purchaser. Our facilities house our corporate headquarters and all of our manufacturing and warehouse operations, which are used by both of our operating segments. Until the sale of the Property on February 1, 2013, our facilities served as collateral for a $5.2 million bank loan with a principal balance at December 31, 2012 of $3.4 million. Please see Note 12 to our Consolidated Financial Statements in Item 8 for information on the sale of our Property, the leasing back of certain of the facilities that we sold and the repayment of our bank loan. We believe that our current leased space will provide capacity for growth for the foreseeable future.

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

2013 Three Months Ended			2012 Three Months Ended
	High	Low		High	Low
March 31	$0.38	$0.26	March 31	$0.28	$0.17
June 30	$0.46	$0.24	June 30	$0.21	$0.20
September 30	$0.50	$0.38	September 30	$0.32	$0.13
December 31	$0.65	$0.41	December 31	$0.39	$0.14

Shareholders

As of March 26, 2014, based on inquiry, we had approximately 746 shareholders of record.

Dividends

We did not pay any cash dividends during the two most recent fiscal years. No decision has been made as to future dividends. Please see Note 4 to our Consolidated Financial Statements in Item 8 for information concerning restrictions on our ability to pay dividends that were in force up until February 1, 2013.

Equity Plans

The following table provides, as of December 31, 2013, information regarding our 2005 Stock Option Plan. We also have an employee stock ownership plan which invests only in our common stock, but which is not included in the table below.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	694,500	$0.35	2,305,800
Equity compensation plans not approved by security holders	0	0	0
Total	694,500	$0.35	2,305,800

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

We have identified the accounting policies summarized below as critical to our business operations and the understanding of our results of operations. These policies involve significant judgments, estimates and assumptions by us. For a detailed discussion on the application of these and other accounting policies, see Note 1 to our Consolidated Financial Statements in Item 8.

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

Income Taxes

As of December 31, 2013, we have net deferred income tax assets of approximately $4,615,600 which primarily relate to net operating loss carryforwards, expenses that are not yet deductible for tax purposes and tax credit carryforwards. These assets are offset by deferred income tax liabilities for differences in the book and tax bases of property and equipment. The net deferred tax asset is fully reserved by a valuation allowance. The valuation allowance represents our determination that, more likely than not, we will be unable to realize the value of such assets at this time due to the uncertainty of future profitability.

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

Long-Lived Assets and Assets Held for Sale

Please refer to Note 1(i) of our Consolidated Financial Statements in Item 8 for details regarding our determination that there has been no impairment in the carrying values of our long-lived assets at December 31, 2013. However, please refer to the same note as to our determination in 2012 to reclassify our long-lived assets as “held for sale”.

Recently Issued Accounting Pronouncements

We have considered recently issued accounting pronouncements and do not believe that such pronouncements are of significance or potential significance to us.

Results of Operations

Our consolidated net sales for 2013 were $19,292,200 versus $16,041,400 for 2012, an increase of $3,250,800 or 20.3%. We saw a 48.2% increase in net sales of the skin and hair care products that we distribute for other companies and an 8.8% decrease in net sales of our own line of skin care products. We saw a 9.0% increase in net sales of our household products. The reasons for the foregoing changes in net sales of our products are described below.

Our net income for 2013 was $643,900 versus a net loss $1,371,800 for 2012. The net income for 2013 compared to the net loss for 2012 resulted primarily from: (1) increased sales; (2) changes in our trade promotions to our customers; (3) changes in costs of sales; and (4) changes in operating expenses.

Summary of Results as a Percentage of Net Sales

	Year Ended December 31,
	2013	2012
Net sales
Household products	27.7%	30.5%
Skin and hair care products	72.3%	69.5%
Total net sales	100.0%	100.0%
Cost of sales	54.3%	56.6%
Gross profit	45.7%	43.4%
Other revenue	0.2%	1.5%
	45.9%	44.9%
Operating expenses	41.7%	46.2%
Loss on impairment of long-lived assets	0%	1.8%
Loss on impairment of assets held for sale	0%	3.6%
Interest expense	0.4%	1.8%
	42.1%	53.4%
Income (loss) before taxes	3.8%	(8.6%)

Our gross margins may not be comparable to those of other companies because some companies include all of the costs related to their distribution network in cost of sales. In contrast, other companies, like us, exclude a portion of these costs (i.e., freight out to customers) from gross margin. Instead, we include them as part of selling expenses. See Note 1(n) to our Consolidated Financial Statements in Item 8.

Comparative Net Sales

	Year Ended December 31,		Percentage Increase
	2013	2012	(Decrease)
Scott’s Liquid Gold® and other household products	$5,335,500	$4,895,600	9.0%
Total household products	5,335,500	4,895,600	9.0%
Alpha Hydrox® , Diabetic cream and shampoo and other skin care products	4,105,000	4,499,800	(8.8%)
Montagne Jeunesse and Batiste Dry Shampoo	9,851,700	6,646,000	48.2%
Total skin and hair care products	13,956,700	11,145,800	25.2%
Total net sales	$19,292,200	$16,041,400	20.3%

During 2013, net sales of skin and hair care products accounted for 72.3% of consolidated net sales compared to 69.5% in 2012. The net sales of these products were $13,956,700 in 2013 compared to $11,145,800 in 2012, an increase of $2,810,900 or 25.2%.

The net sales of our Alpha Hydrox®, Neoteric Diabetic® and other manufactured skin care products were $4,105,000 in 2013 versus $4,499,800 in 2012, a decrease of $394,800 or 8.8%. This decrease is primarily attributable to: (1) a decrease in the net sales of our Neoteric Diabetic® shampoo due to one of our customers returning the shampoo from certain of their stores and no longer carrying the shampoo in those stores; (2) a decrease in net sales of our Neoteric Diabetic® skin cream due to one of our customers no longer carrying the cream in their stores; and (3) increased competition for diabetic skin cream products.

The net sales of Montagne Jeunesse sachet products and Batiste Dry Shampoo were $9,851,700 in 2013 versus $6,646,000 in 2012, an increase of $3,205,700 or 48.2%. This increase is primarily attributable to increased distribution of both Montagne Jeunesse products and Batiste Dry Shampoo among new and existing customers and the improved placement of our products at existing customers. This increase would have been higher, but one of our customers for the Montagne Jeunesse face masque sachets replaced these products with their own private label brand of sachets and another customer stopped carrying the sachets in their stores.

Sales of household products for 2013 accounted for 27.7% of consolidated net sales compared to 30.5% for the same period in 2012. During 2013, the sales of our household products were $5,335,500 as compared to $4,895,600 for the same period in 2012, an increase of $439,900 or 9.0%. This increase is attributable primarily to increased sales on certain of our wood care products, which we believe is due to increased use of television advertising and a coupon program during 2013. Due to the decline in sales and distribution of Mold Control 500, this product was discontinued at the end of 2012.

We paid our customers a total of $2,036,800 in 2013 for trade promotions to support price features, displays and other merchandising of our products, versus total spending of $1,735,700 in 2012, an increase of $301,100 or 17.3%. This increase is primarily attributable to higher spending on promotion of Montagne Jeunesse sachet products and Batiste Dry Shampoo, which we believe was the primary reason we were able to generate an increase of $3,205,700 or 48.2% in net sales of these products in 2013 compared to 2012.

From time to time, our customers return products to us. For our household products, we permit returns only for a limited time. With regard to our skin and hair care products, returns are more frequent under an unwritten industry standard that permits returns for a variety of reasons. In the event a skin and hair care customer requests a return of a product, we will consider the request, and may grant such request in order to maintain or enhance our relationship with the customer, even in the absence of an enforceable right of the customer to do so. Typically, customers that return products to us take a credit on our invoice equal to the original sale price plus a handling charge ranging from 8-10% of the original sales price. Our product returns (as a percentage of net sales) were 0.79% in 2013 compared to 0.60% in 2012. This increase is primarily attributable to one of our customers returning our Diabetic shampoo from certain of their stores that will no longer carry our Diabetic shampoo.

On a consolidated basis, cost of sales was $10,469,800 for 2013 compared to $9,074,700 for 2012, an increase of $1,395,100 or 15.4%, on a net sales increase of 20.3%. As a percentage of consolidated net sales, cost of sales was 54.3% in 2013 versus 56.6% in 2012.

The cost of sales for our skin and hair care products was 54.5% in 2013 versus 53.7% in 2012. The increase reflects primarily a higher percentage of net sales of the skin and hair care products that we distribute for other companies which have a higher cost than the skin care products that we manufacture.

The costs of sales for our household products decreased to 53.7% of net sales in 2013 as compared to 63.1% in 2012. This decrease is primarily attributable to reducing the fill amount and reducing the number of colors in the graphics on our cans of Scott’s Liquid Gold® Wood Cleaner and Preservative as well as a decrease in the cost of certain of our raw materials.

Operating Expenses, Interest Expense and Other Income

	Year Ended December 31,		Percentage Increase
	2013	2012	(Decrease)
Operating Expenses
Advertising	$657,500	$320,200	105.3%
Selling	4,598,600	4,305,200	6.8%
General and administrative	2,782,200	2,792,200	(0.4%)
Impairment of long-lived assets	0	286,900	(100.0%)
Impairment on assets held for sale	0	579,800	(100.0%)
Total operating expenses	$8,038,300	$8,284,300	(3.0%)
Rental and Other Income	$34,000	$240,400	(85.9%)
Interest Expense	$80,000	$294,600	(72.8%)

Our operating expenses for 2013 were $8,038,300 compared to $8,284,300 for 2012, a decrease of $246,000 or 3.0%. These expenses consist primarily of advertising, selling, general and administrative expenses, an impairment of long-lived assets and an impairment on assets held for sale, which are discussed below.

Advertising expenses for 2013 were $657,500 compared to $320,200 for 2012, an increase of $337,300 or 105.3%. The increase relates primarily to the cost of a national television campaign for Scott’s Liquid Gold® Wood Cleaner and Preservative in the first and fourth quarters of 2013 as well as a national coupon program that was part of the marketing program in the first quarter of 2013. We did not do a similar national television campaign in 2012 although we did do a similar coupon program in 2012.

Selling expenses for 2013 were $4,598,600 compared to $4,305,200 for 2012, an increase of $293,400 or 6.8%. The increase was primarily attributable to changes in personnel within our sales organization starting in the first quarter of 2013.

General and administrative expenses for 2013 were $2,782,200 compared to $2,792,200 for 2012, a decrease of $10,000 or 0.4%. Although our general and administrative expenses remained relatively unchanged, we did have the following two material changes that in large part offset each other: (1) a decrease in 2013 due to a reduction in our operating and maintenance costs of our Property which was sold in the first quarter of 2013 and (2) an increase in 2013 due to the need as a result of the sale of our Property to incur a non-cash expense for brokerage commissions relating to the leasing of office space in our Property that were previously capitalized on our balance sheet.

The impairment of our long-lived assets for 2013 was $0 compared to $286,900 for 2012. The decrease is due to an impairment in 2012 to the carrying value of our Property as discussed in Note 1(i) of our Consolidated Financial Statements in Item 8.

The impairment of our assets held for sale for 2013 was $0 compared to $579,800 for 2012. The decrease is due to a reclassification in 2012 of our long-lived assets to assets “held for sale” as discussed in Note 1(i) of our Consolidated Financial Statements in Item 8.

Rental and other income in 2013 of $34,000 included $11,000 of net rental receipts, $14,800 in interest earned on our cash reserves and other income of $8,200. This compares to total rental and other income for 2012 of $240,400 which included $152,100 of net rental receipts, $2,500 in interest earned on our cash reserves and other income of $85,800. The decrease in rental income is a result of the sale of our Property on February 1, 2013, part of which was being leased to unaffiliated tenants.

Interest expense for 2013 was $80,000 and included $33,600 in administrative fees incurred relative to the sale of accounts receivable invoices to Summit and a one-time non-cash charge of $31,700 to expense capitalized loan fees in connection with the sale of the Property. Interest expense for 2012 was $294,600 and included $98,000 in administrative fees paid to Summit. The decrease in interest expense is due to us paying off our mortgage as a result of the sale of our Property on February 1, 2013 and maintaining since that time a zero balance on our line of credit with Summit.

During 2013 and 2012, our expenditures for research and development were insignificant.

Liquidity and Capital Resources

Citywide Loan

On June 28, 2006, we entered into a loan with a fifteen year amortization with Citywide Banks for $5,156,600 secured by the land, building and fixtures at our Denver, Colorado facilities. All outstanding principal and accrued interest on the loan was repaid in full on February 1, 2013 at the closing of the sale of our Property and all liens securing this loan were released. Please see Note 12 to our Consolidated Financial Statements in Item 8 for additional information regarding our repayment of this loan in connection with our sale of our Property.

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

Liquidity

At December 31, 2013, we had $3.1 million in cash on hand and the full $1.5 million of capacity under our credit line with Summit was available for future borrowing. Our net cash used by operating activities in 2013 was $2,587,600 as compared to net cash provided by operating activities of $17,900 in 2012. For 2013, the primary components of working capital (exclusive of cash that was $2,872,300 more at December 31, 2013 compared to December 31, 2012) that significantly affected operating cash flows are the following: (1) net trade receivables were $213,100 more at December 31, 2013 than at December 31, 2012 due primarily to increased gross sales activity and the timing of receiving payment; (2) obligations collateralized by those receivables and inventory were $1,201,400 less at December 31, 2013 than at December 31, 2012 due to repaying the outstanding balance on our line of credit with Summit on February 4, 2013 following the sale of our Property; (3) inventory at December 31, 2013 was $1,235,400 more than at December 31, 2012 due primarily to increased current and anticipated future gross sales activity; and (4) accounts payable and other accrued expenses at December 31, 2013 were $680,800 less than at December 31, 2012 due primarily to paying real estate property taxes for 2012 at the closing for the sale of our Property and paying certain other financial obligations to suppliers and vendors in February 2013.

We anticipate that our existing cash, especially given the cash proceeds from the sale of our Property, and our cash flow from operations, together with our current borrowing arrangements with Summit and Wells Fargo, will be sufficient to meet our cash requirements for the next 12 months. We do not expect to make any significant capital expenditures during 2014. Please see Note 12 to our Consolidated Financial Statements in Item 8 for information on the sale of our Property.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Scott’s Liquid Gold-Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of Scott’s Liquid Gold-Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scott’s Liquid Gold-Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ EKS&H LLLP

March 28, 2014

Denver, Colorado

Consolidated Statements of Operations

	Year Ended December 31,
	2013	2012
Net sales	$19,292,200	$16,041,400
Operating costs and expenses:
Cost of sales	10,469,800	9,074,700
Advertising	657,500	320,200
Selling	4,598,600	4,305,200
General and administrative	2,782,200	2,792,200
Loss on impairment of long-lived assets	0	286,900
Loss on impairment of assets held for sale	0	579,800
Total operating costs and expenses	18,508,100	17,359,000
Income (loss) from operations	784,100	(1,317,600)
Rental and other income	34,000	240,400
Interest expense	(80,000)	(294,600)
Income (loss) before income taxes	738,100	(1,371,800)
Income tax expense	94,200	0
Net income (loss)	$643,900	$(1,371,800)
Net income (loss) per common share :
Basic	$0.06	$(0.13)
Diluted	$0.06	$(0.13)
Weighted average shares outstanding:
Basic	11,251,637	10,934,945
Diluted	11,347,418	10,934,945

See accompanying notes to these Consolidated Financial Statements.

Consolidated Balance Sheets

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$3,126,200	$253,900
Trade receivables, net	1,182,300	969,200
Inventories, net	3,211,200	1,975,800
Prepaid expenses	269,200	139,100
Total current assets	7,788,900	3,338,000
Property, plant and equipment, net	518,200	467,400
Assets held for sale	0	8,907,600
Other assets	51,000	82,800
Total assets	$8,358,100	$12,795,800
Liabilities and Shareholders’ Equity
Current liabilities:
Obligations collateralized by receivables and inventory	$0	$1,201,400
Accounts payable	860,900	1,371,600
Accrued payroll and benefits	553,300	509,200
Accrued property taxes	33,400	227,900
Other accrued expenses	0	19,700
Current maturities of long-term debt	0	352,600
Total current liabilities	1,447,600	3,682,400
Long-term debt, net of current maturities	0	3,010,700
Total liabilities	1,447,600	6,693,100
Commitments and contingencies
Shareholders’ equity:
Common stock; $0.10 par value, authorized 50,000,000 shares; issued and outstanding 11,446,800 shares (2013) and 10,937,000 shares (2012)	1,144,700	1,093,700
Capital in excess of par	5,615,500	5,502,600
Retained earnings (accumulated deficit)	150,300	(493,600)
Total shareholders’ equity	6,910,500	6,102,700
Total liabilities and shareholders’ equity	$8,358,100	$12,795,800

See accompanying notes to these Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

	Common Stock		Capital in Excess of Par	Retained Earnings (deficit)	Total
	Shares	Amount
Balance, December 31, 2011	10,907,000	$1,090,700	$5,446,900	$878,200	$7,415,800
Stock-based compensation	0	0	53,600	0	53,600
Stock options exercised	30,000	3,000	2,100	0	5,100
Net loss	0	0	0	(1,371,800)	(1,371,800)
Balance, December 31, 2012	10,937,000	$1,093,700	$5,502,600	$(493,600)	$6,102,700
Stock-based compensation	0	0	55,300	0	55,300
Stock options exercised	509,800	51,000	57,600	0	108,600
Net income	0	0	0	643,900	643,900
Balance, December 31, 2013	11,446,800	$1,144,700	$5,615,500	$150,300	$6,910,500

See accompanying notes to these Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$643,900	$(1,371,800)
Adjustment to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	135,000	420,300
Impairment of long-lived assets	0	286,900
Impairment on assets held for sale	0	579,800
Stock-based compensation	55,300	53,600
Loss (gain) on disposal of assets	7,200	(25,800)
Change in operating assets and liabilities:
Trade receivables	(213,100)	(521,300)
Inventories	(1,235,400)	43,400
Prepaid expenses and other assets	(98,300)	(20,100)
Net (payments) proceeds on obligations collateralized by receivables and inventory	(1,201,400)	924,300
Accounts payable and accrued expenses	(680,800)	(351,400)
Total adjustments to net income (loss)	(3,231,500)	1,389,700
Net Cash (Used) Provided by Operating Activities	(2,587,600)	17,900
Cash flow from investing activities:
Net proceeds from sale of assets held for sale	8,922,600	0
Proceeds from sale of property, plant and equipment	0	26,600
Purchase of property, plant and equipment	(208,000)	(30,700)
Net Cash Provided (Used) by Investing Activities	8,714,600	(4,100)
Cash flow from financing activities:
Principal payments on long-term debt	(3,363,300)	(340,900)
Proceeds from exercise of stock options	108,600	5,100
Net Cash Used by Financing Activities	(3,254,700)	(335,800)
Net Increase (Decrease) in Cash and Cash Equivalents	2,872,300	(322,000)
Cash and Cash Equivalents, beginning of year	253,900	575,900
Cash and Cash Equivalents, end of year	$3,126,200	$253,900
Supplemental disclosures:
Cash paid during the period for interest	$48,400	$294,800

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

Prior to 2013, we experienced significant losses over an extended number of years primarily attributable to sales declines as well as the costs and expenses associated with the ownership of our real estate assets. We used a significant amount of our cash reserves during this time to fund operations and for debt service. Going forward, we are focused on strategies that we believe will enhance our long-term financial health and deliver long-term shareholder value. In order to achieve these objectives, we plan to generate continued growth of our existing brands and products, as well as pursue new opportunities to develop, acquire or distribute new brands and products. We also plan to continue to pursue the following primary goals that we established in 2012: (1) increase sales by strengthening and broadening consumer awareness of our products; (2) add additional products to the mix of products that one or more of our existing major customers already buy from us; (3) add at least one major retailer as a customer; and (4) reduce operating costs and expenses.

We anticipate that our existing cash, especially given the cash proceeds from the sale of our real estate assets on February 1, 2013, and our anticipated cash flow from operations, together with our current borrowing arrangements with Summit Financial Resources, L.P. (“Summit”) and Wells Fargo Bank, National Association (“Wells Fargo”) will be sufficient to meet our cash requirements for the next 12 months. We do not expect to make any significant capital expenditures during 2014. Please see Note 12 for information on the sale of our real estate assets.

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

On November 3, 2008, effective as of October 31, 2008, we entered into a financing agreement with Summit for the purpose of improving working capital. The financing agreement with Summit was amended on March 12, 2010, March 16, 2011 (effective March 1, 2011) and on June 29, 2012 (effective July 1, 2012). The agreement has a term that expires on January 1, 2015, but it may be renewed for additional 12 month periods unless either party elects to cancel in writing at least 60 days prior to January 1, 2015 and thereafter on the anniversary date of each 12 month period.

The agreement provides for a factoring line up to $1.5 million and is secured primarily by accounts receivable, inventory, any lease in which we are a lessor and all investment property and guarantees by our active subsidiaries. Under the agreement, Summit will make loans at our request and in its discretion based on: (i) its purchases of our receivables, with recourse against us, at an advance rate of 85% (or such other percentage determined by Summit in its discretion) and (ii) our inventory not to exceed certain amounts, including an aggregate maximum of $500,000. Prior to the amendment to the agreement on June 29, 2012, advances under the agreement had an interest rate of 1.5% over the prime rate (as published in The Wall Street Journal) for the accounts receivable portion of the advances and 4.0% over the prime rate for the inventory portion of the borrowings. The amendment on June 29, 2012 reduced these interest rates to 1.0% over the prime rate for the accounts receivable portion and 2.5% over the prime rate for the inventory portion. Consequently, our interest cost adjusts with changes in the prime rate. At December 31, 2013, the prime rate was 3.25%.

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

In 2013, we sold approximately $824,200 of our accounts receivables to Summit for approximately $700,600. As the advance rate on these accounts receivables was 85%, we retained an interest equal to 15% of those accounts receivables. On February 4, 2013, we paid $909,778 to Summit to repay the outstanding balance on our credit line and we have maintained a zero loan balance since that time. At December 31, 2013, the entire credit line of $1.5 million was available for future factoring of accounts receivable invoices.

We report these transactions using the authoritative guidance of the Financial Accounting Standards Board (“FASB”) as a secured borrowing rather than as a sale. As a result, affected accounts receivable are reported under the “Current Assets” section within our Consolidated Balance Sheets as “Trade receivables, net.” Similarly, the net liability owing to Summit appears as “Obligations collateralized by receivables and inventory” within the “Current Liabilities” section of our Consolidated Balance Sheets. Net proceeds received on obligations collateralized by receivables and inventory appear as “net cash (used) provided by operating activities” within the “Adjustment to reconcile net income (loss) to net cash used by operating activities” section of our Consolidated Statements of Cash Flow.

On March 16, 2011, with the consent of Summit, we entered into a financing agreement with Wells Fargo for the purpose of further lowering the cost of borrowing associated with the financing of our accounts receivable. Pursuant to this agreement, we may sell accounts receivables from our largest customer, Wal-Mart Stores, Inc. (“Wal-Mart”), at a discount to Wells Fargo; provided, however, that Wells Fargo may reject offers to purchase such receivables in its discretion. These receivables may be purchased by Wells Fargo at a cost to us equal to LIBOR plus 1.15% per annum. The LIBOR rate used depends on the days to maturity of the receivable sold, typically ranging from 102 to 105 days. At December 31, 2013, Wells Fargo used the 104-day LIBOR rate of 0.28%.

The agreement has no fixed termination date, but continues unless terminated by either party giving 30 days prior written notice to the other party. In 2013, we sold approximately $4,098,000 of our relevant accounts receivable to Wells Fargo for approximately $4,080,600. The difference between the invoiced amount of the receivable and the cash that we received from Wells Fargo is a cost to us. This cost is in lieu of any cash discount our customer would have been allowed and, thus, is treated in a manner consistent with standard trade discounts granted to our customers.

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

Financial instruments which potentially subject us to concentrations of credit risk include cash and cash equivalents and trade receivables. We maintain our cash balances in the form of bank demand deposits with financial institutions that we believe are creditworthy. As of the consolidated balance sheet date, and periodically throughout the year, we have maintained balances in various operating accounts in excess of federally insured limits. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. We have no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

The recorded amounts for cash and cash equivalents, receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. As of December 31, 2013, we had no long-term debt. Prior to February 1, 2013, our long-term debt bore interest at a fixed rate that adjusted annually to the then prime rate. The carrying value of our long-term debt approximated fair value as of December 31, 2012.

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

As of September 30, 2012, due to changes in the real estate market in Denver, Colorado, we conducted an evaluation into the fair value of our property, plant and equipment with particular attention to our land and office, warehouse and manufacturing buildings (collectively, the “Property”). We found there to be an impairment of $286,900 in the carrying values of our long-lived assets. We determined the impairment amount after concluding that the low end of the range of fair value estimates at September 30, 2012 should be $9.5 million and the net book value of the Property at September 30, 2012 was approximately $9,786,900.

On November 5, 2012, pursuant to FASB authoritative guidance, we classified the Property as an asset “held for sale.” Upon classification as “held for sale”, the long-lived asset was measured at the lower of its carrying value or fair value less cost to sell, depreciation was ceased and the asset was separately presented on our Consolidated Balance Sheets.

On February 1, 2013, we sold our Property for $9.5 million and received net proceeds of $8.9 million after deducting the expenses for selling the Property. Please see Note 12 for information on the sale of our Property.

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

Taxes are reported based on tax positions that meet a more-likely-than-not standard and that are measured at the amount that is more-likely-than-not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. We classify penalty and interest expense related to income tax liabilities as an income tax expense. There are no interest and penalties recognized in the statement of operations or accrued on the balance sheet.

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

At December 31, 2013 and December 31, 2012 approximately $821,700 and $468,400, respectively, had been reserved for as a reduction of accounts receivable. Trade promotions to our customers and incentives such as coupons and rebates to the consumer are deducted from gross sales and totaled $2,036,800 and $1,735,700 for the years ended December 31, 2013 and 2012, respectively.

(l)	Advertising Costs

Advertising costs are expensed as incurred.

(m)	Stock-based Compensation

During 2013, we granted: (i) options to acquire 85,000 shares of our common stock to two executive officers at a price of $0.41 per share; (ii) an option to acquire 30,000 shares of our common stock to a board member at a price of $0.55 per share; (iii) an option to acquire 15,000 shares of our common stock to a regional sales manager at a price of $0.55 per share; (iv) an option to acquire 15,000 shares of our common stock to a regional sales manager at a price of $0.49 per share; and (v) options to acquire 50,000 shares of our common stock to an executive officer at a price of $0.78 per share. These options which vest ratably over 48 months, or upon a change in control, and which expire after five years, were granted at 120% of the market value as of the date of grant. In addition, during 2013, we granted options to acquire 90,000 shares of our common stock to three of our board members. These options which vested upon the date of grant, and which expire after five years, were granted at 120% of the market value as of the date of grant. During 2012, we granted an option to acquire 100,000 shares of our common stock to an executive officer at a price of $0.24 per share. Please see Note 6 for information regarding the 692,830 fewer stock options outstanding at December 31, 2013 than at December 31, 2012.

The weighted average fair market value of the options granted in the years ended December 31, 2013 and 2012 were estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

	2013	2012
Expected life of options (using the “simplified method”)	4.5 years	4.5 years
Average risk-free interest rate	0.8%-1.5	0.8%
Average expected volatility of stock	137%-141%	143%
Expected dividend rate	None	None

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) under authoritative guidance issued by the FASB was $55,300 and $53,600 in the twelve months ended December 31, 2013 and 2012, respectively. Approximately $128,500 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next forty-eight months. In accordance with this same authoritative guidance, there was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible. With respect to the non-cash expense associated with the options granted to the non-employee directors, no tax benefit was recognized due to the existence of as yet unutilized net operating losses. At such time as these operating losses have been utilized and a tax benefit is realized from the issuance of non-qualified stock options, a corresponding tax benefit may be recognized.

(n)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out as selling expenses. Other selling expenses consist primarily of wages and benefits for sales and sales support personnel, travel, brokerage commissions and promotional costs, as well as certain other indirect costs. Shipping and handling costs totaled $1,461,700 and $1,487,300, for the years ended December 31, 2013 and 2012, respectively.

General and administrative expenses consist primarily of wages and benefits associated with management and administrative support departments, business insurance costs, professional fees, office facility rent and related expenses and other general support costs.

(o)	Recently Issued Accounting Pronouncements

We have considered recently issued accounting pronouncements and do not believe that such pronouncements are of significance or potential significance to us.

Note 2: Inventories

Inventories, consisting of materials, labor and overhead at December 31 were comprised of the following:

	2013	2012
Finished goods	$1,636,500	$959,100
Raw materials	1,621,000	1,079,600
Inventory reserve for obsolescence	(46,300)	(62,900)
	$3,211,200	$1,975,800

Note 3: Property, Plant and Equipment

Property, plant and equipment at December 31 were comprised of the following:

	2013	2012
Production equipment	$4,989,900	$5,004,900
Office furniture and equipment	794,000	1,211,800
Other	188,200	34,200
	5,972,100	6,250,900
Less accumulated depreciation	(5,453,900)	(5,783,500)
	$518,200	$467,400

Depreciation expense for the years ended December 31, 2013 and 2012 was $135,000 and $420,300, respectively. Please see Note 12 for information on the sale of our Property.

Note 4: Debt

On June 28, 2006, we entered into a loan with a fifteen year amortization with Citywide Banks (the “Bank”) for $5,156,600 secured by the land, building and fixtures at our Denver, Colorado facilities and repaid the loan in full at the closing on the sale of our real estate assets on February 1, 2013. Interest on the bank loan was at the prime rate as published in The Wall Street Journal, adjusted annually each June. The loan required 180 monthly payments of approximately $38,200 each. The loan agreement contained a number of covenants, including the requirement for us to maintain a current ratio of 1.0:1.0, and a ratio of consolidated long-term debt to consolidated net worth of not more than 1.0:1.0. These ratios were to be calculated in accordance with generally accepted accounting principles in the United States. We could not declare any dividends that would result in a violation of either of these covenants.

With regard to our current ratio, our loan agreement with the Bank was temporarily modified on August 10, 2012, to change our current ratio during the period from April 1, 2012 through November 30, 2012 to 0.9:1.0 from 1.0:1.0. We paid the Bank a one-time modification fee of $17,500. The modification was necessary because our current ratio decreased to below 1.0:1.0 during the second quarter of 2012. The modification enabled us to remain in compliance with the terms of the loan agreement with respect to the ratio through November 30, 2012 and avoid being deemed in default under the loan agreement through such date for failing to comply with the original current ratio requirement. At December 31, 2012, our current ratio was 0.9:1.0 and we were not in compliance with our current ratio covenant. However, our loan with the Bank was repaid in full at the closing of our real estate assets. Please see Note 12 for information on sale of our real estate assets on February 1, 2013.

Affirmative covenants in the loan agreement with the Bank included, among other things, compliance in all material respects with applicable laws and regulations and compliance with our agreements with other parties that materially affect our financial condition. Negative covenants in the loan agreement include, among other things, that without the consent of the Bank, we could not: (1) sell, lease or grant a security interest in our assets; (2) engage in any business activity substantially different than those in which we are presently engaged; (3) sell assets out of the ordinary course of business; or (4) purchase another entity or an interest in another entity.

Long-term debt at December 31 is presented below:

	2013	2012
Bank loan	$0	$3,363,300
Less current maturities	0	352,600
Long-term debt	$0	$3,010,700

Please see Note 1(e) for a discussion of our financing agreements with Summit and Wells Fargo. Note 1(e) also includes a discussion of the accounting treatment of the funds borrowed pursuant to these agreements.

Note 5: Income Taxes

The provision for income tax for the years ended December 31 is as follows:

	2013	2012
Current provision (benefit):
Federal	$32,800	$0
State	61,400	0
Total current provision (benefit)	94,200	0
Deferred provision (benefit):
Federal	42,600	(407,800)
State	3,800	(36,600)
Valuation allowance	(46,400)	444,400
Total deferred provision (benefit)	0	0
Provision (benefit):
Federal	32,800	0
State	61,400	0
Total provision (benefit)	$94,200	$0

Income tax expense (benefit) at the statutory tax rate is reconciled to the overall income tax expense (benefit) as follows:

	2013	2012
Federal income tax at statutory rates	$251,000	$(466,400)
State income taxes, net of federal tax effect	22,500	(41,900)
Change in unrecognized benefit	(6,300)	24,900
Trade Promotions…………………………………………………………...	(152,700)	0
Other	26,100	39,000
Total	140,600	(444,400)
Change in valuation allowance	(46,400)	444,400
Provision for income taxes	$94,200	$0

Deferred income taxes are based on estimated future tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes given the provision of enacted tax laws. The net deferred tax assets and liabilities as of December 31, 2013 and 2012 are comprised of the following:

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$3,647,400	$4,531,300
Tax credit and other carryforwards	302,500	255,200
Trade receivables	160,200	20,900
Inventories	26,900	16,600
Accrued vacation	87,800	157,100
Other	46,100	44,300
Total deferred taxes	4,270,900	5,025,400
Deferred tax liability:
Accumulated depreciation for tax purposes	(105,300)	(813,400)
Total deferred tax liabilities	(105,300)	(813,400)
Net deferred tax asset, before allowance	4,165,600	4,212,000
Valuation allowance	(4,165,600)	(4,212,000)
Net deferred tax asset	$0	$0

At December 31, 2013, we had federal net operating loss carryforwards of approximately $9,230,600 and federal tax credit carryforwards related to research and development efforts of approximately $269,800, both of which expire over a period ending in 2033. At December 31, 2013, there was approximately $32,800 of alternative minimum tax credits which have no expiration period. State tax loss carryforwards at December 31, 2013 are approximately $16,655,100 expiring over a period ending in 2033.

A valuation allowance was established due mainly to the uncertainty relating to the future utilization of net operating loss carryforwards. The valuation allowance was decreased by $46,400 for 2013 and increased by $444,400 for 2012, primarily related to uncertainty as to the realization of net operating losses and tax credits for these years. The amount of the deferred tax assets considered realizable could be adjusted in the future based upon changes in circumstances that result in a change in our assessment of our ability to realize those deferred tax assets through the generation of taxable income or other tax events.

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

As a result of this review, we identified certain uncertain tax positions that need to be adjusted. As of December 31, 2013 and December 31, 2012, we identified approximately $395,100 and $412,100 of related tax positions, respectively.

	2013	2012
Balance at January 1,	$412,100	$345,000
Additions based on tax positions related to current year	320,000	67,100
Reductions for tax positions of prior years or change in valuation	(337,000)	0
Balance at December 31,	$395,100	$412,100

Due to our net operating loss carryforward position and valuation allowance against our net deferred tax assets, the recognition of the unrecognized tax benefits detailed above would not affect our effective tax rate. We do not expect that the amount of unrecognized benefits will change significantly within the next 12 months.

Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. As a result of our net operating loss carryforward position, we have no accrued interest or penalties related to uncertain tax positions as of December 31, 2013 or December 31, 2012.

We and our subsidiaries are subject to the following material taxing jurisdictions: United States and Colorado. The tax years that remain open to examination by the Internal Revenue Service are 2010 and years thereafter. However, due to our net operating loss carryforwards from prior periods, the Internal Revenue Service could potentially review the losses back to 2000. The tax years that remain open to examination by the state of Colorado are 2009 and years thereafter.

Note 6: Shareholders’ Equity

In 1998 and 2005, stock option plans for our employees, officers and directors were adopted. The 1998 plan expired on November 27, 2008. Accordingly, no shares are available for the grant of options under the 1998 plan and no options were outstanding under that plan at December 31, 2013.

At the Annual Shareholders’ Meeting in May 2011, shareholders approved an amendment to the 2005 Plan to increase the number of shares issuable under the plan from 1,500,000 shares to a total of 3,000,000 shares. Options granted before May 2011 are granted at not less than current market price of the stock on the date of grant and are exercisable from five to ten years from the grant date. Options granted after May 2011, pursuant to the plan amendment in May, are required to be granted at not less than the higher of (1) 120% of current market price on the date of grant or (2) the average of market price over the prior 30 trading days. Further, pursuant to the amendment the number of options granted to an executive officer or director cannot exceed 200,000, except to the extent such limit had already been exceeded at the time of the amendment. Except for the grant of 90,000 options to three of our directors that vested upon the date of grant, the options granted in 2013 and 2012 are vested each month over a four-year period or upon a change in control.

	1998 Plan		2005 Plan
	Number of Shares	Average Option Price Per Share	Number of Shares	Average Option Price Per Share
Maximum number of shares under the plans	1,100,000		3,000,000
Outstanding, December 31, 2011	296,900	$0.71	1,417,650	$0.25
Granted in 2012	0	0	125,000	0.23
Exercised	0	0	(30,000)	0.17
Cancelled/Expired	(172,900)	0	(249,300)	0.42
Outstanding, December 31, 2012	124,000	$0.71	1,263,350	$0.22
Granted in 2013	0	0	285,000	0.52
Exercised	0	0	(509,830)	0.21
Cancelled/Expired	(124,000)	$0.56	(344,000)	0.21
Outstanding, December 31, 2013	0		694,520	$0.35
Available for issuance, December 31, 2013	None		2,305,480

A summary of additional information related to the options outstanding as of December 31, 2013 is as follows:

	Options Outstanding and Exercisable
	Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Price
$0.17—$0.78	694,520	3.1 years	$0.35
Total	694,520	3.1 years	$0.35

We have an Employee Stock Ownership Plan (“Plan”) to provide retirement benefits for our employees. The Plan is designed to invest primarily in our common stock and is non-contributory on the part of our employees. Contributions to the Plan are discretionary as determined by our Board of Directors. We expense the cost of contributions to the Plan. No contributions were made to the Plan in 2013 or 2012. At December 31, 2013 and 2012, a total of 860,053 and 1,169,540 shares of our common stock, respectively, have been allocated and earned by our employees.

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

The potentially dilutive securities are comprised of outstanding stock options to acquire 694,520 and 1,387,350 of our shares at December 31, 2013 and 2012, respectively, a decrease of 692,830 or 49.9%. This decrease is due primarily to stock options being exercised as well as stock options expiring. At December 31, 2013 options to acquire 106,778 of our shares had exercise prices that were lower than the average market price of our shares for the year ended December 31, 2013. At December 3, 2012, potentially dilutive securities were excluded from the computation of weighted average shares outstanding due to their anti-dilutive effect.

A reconciliation of the weighted average number of common shares outstanding for the years ended December 31 is as follows:

	2013	2012
Common shares outstanding, beginning of the year	10,937,000	10,907,000
Weighted average common shares issued	314,637	27,945
Weighted average number of common shares outstanding	11,251,637	10,934,945
Dilutive effect of common share equivalents	95,781	0
Diluted weighted average number of common shares outstanding	11,347,418	10,934,945

We have authorized 20,000,000 shares of preferred stock issuable in one or more series, none of which are issued or outstanding as of December 31, 2013.

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

The following provides information on our segments as of and for the years ended December 31:

	2013		2012
	Household Products	Skin and Hair Care Products	Household Products	Skin and Hair Care Products
Net sales to external customers	$5,335,500	$13,956,700	$4,895,600	$11,145,800
(Loss) income before income taxes	$(990,900)	$1,729,000	$(1,985,600)	$613,800
Identifiable assets	$3,514,000	$3,733,800	$2,388,200	$3,905,600

The following is a reconciliation of segment information to consolidated information:

	2013	2012
Net sales to external customers	$19,292,200	$16,041,400
Income (loss) before income taxes	$738,100	$(1,371,800)
Consolidated income (loss) before income taxes	$738,100	$(1,371,800)
Identifiable assets	$7,247,800	$6,508,800
Corporate assets	1,110,300	6,287,000
Consolidated total assets	$8,358,100	$12,795,800

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

We attribute our net sales to different geographic areas based on the location of the customer. All of our long-lived assets are located in the United States. For the year ended December 31, revenues for each geographical area are as follows:

	2013	2012
United States	$19,190,300	$15,975,800
Foreign countries	101,900	65,600
Total net sales	$19,292,200	$16,041,400

In 2013 and 2012, Wal-Mart accounted for approximately $4,130,300 and $3,577,800, respectively, of our consolidated net sales, Ulta Salon, Cosmetics & Fragrance, Inc. (“Ulta”) accounted for approximately $3,253,400 and $1,742,000, of our consolidated net sales, respectively and Walgreens Co. (“Walgreens”) accounted for approximately $1,319,800 and $1,110,500 of our consolidated net sales, respectively. We sell both household products and skin and hair care products to Wal-Mart, but we sell only skin and hair care products to Ulta and Walgreens. These customers are not related to us.

The outstanding trade receivables from Wal-Mart accounted for 13.7% and 8.7% of our total trade receivables at December 31, 2013 and 2012, respectively. The outstanding trade receivables from Ulta accounted for 20.9% and 19.4% of our total trade receivables at December 31, 2013 and 2012, respectively. The outstanding trade receivables from Walgreens accounted for 15.5% and 15.0% of our total trade receivables at December 31, 2013 and 2012, respectively. A loss of one or more of these customers could have a material adverse effect on us because it is uncertain whether our consumer base served by these customers would purchase our products at other retail outlets. No long-term contracts exist between us and these customers or any other customer.

Note 9: Retirement Plans

We have a 401(k) Profit Sharing Plan (“401(k) Plan”) covering our full-time employees who have completed four months of service as defined in the 401(k) Plan, and are age 18 or older. Participants may defer up to 75% of their compensation up to the maximum limit determined by law. We may make discretionary “matching” contributions up to a maximum of 6% of each participant’s compensation, but only for those employees earning no more than $35,000 annually. Additionally, we can make discretionary “profit sharing” contributions to eligible employees. Participants are always fully vested in their contributions, matching contributions and allocated earnings thereon. Vesting in our profit sharing contribution is based on years of service, with a participant fully vested after five years. Our Company matching contributions totaled $3,500 and $2,500, in 2013 and 2012, respectively. We have made no discretionary profit sharing contributions in 2013 and 2012.

Note 10. Commitments and Contingencies

Leases

In connection with the sale of our real estate assets on February 1, 2013, we entered into a lease with the purchaser for approximately 16,078 square feet of office space (the “Office Lease”) and approximately 113,620 square feet of manufacturing and warehouse space (the “Warehouse Lease”). Annual rental expense under the Office Lease and Warehouse Lease for 2013 was $191,600 and $338,500, respectively. These leases did not exist in 2012. Minimum annual rental payments under the Office Lease are approximately $214,800, $221,200 and $18,500 for the years ending December 31, 2014, 2015 and 2016 respectively. Minimum annual rental payments under the Warehouse Lease are approximately $379,400, $390,800 and $32,600 for the years ending December 31, 2014, 2015 and 2016 respectively. See Note 12 for information on the terms of the Office Lease and the Warehouse Lease.

We have entered into various operating lease agreements, primarily for office equipment. Annual rental expense under these leases totaled $78,500 and $77,400, in 2013 and 2012, respectively. Minimum annual rental payments under noncancellable operating leases are approximately $61,500, $23,700 and $7,000 for the years ending December 31, 2014, 2015 and 2016, respectively. Presently we have no lease commitments beyond 2016.

In connection with the sale of our real estate assets on February 1, 2013, we assigned the following leases to the purchaser. In October 2009, we entered into a five-year operating lease agreement for one floor of our five-story office building to an established subsidiary of an international company. We began to receive rent payments in November 2009 that would have continued through October 2014. These rent payments included annual rental escalations of between 3.7% and 4.2%. In September of 2012, we entered into a lease expiring December 31, 2015 for one-half of a floor of our office building. We began to receive rent payments in November 2012. In December of 2012, we entered into a lease expiring March 31, 2016 for one of our warehouse buildings. Rent payments were to start in May 2013.

Note 11.

Valuation and Qualifying Accounts

	Balance at beginning of year	Additions charged to expense	Deductions	Balance at end of year
Year ended December 31, 2012
Returns and allowances and doubtful accounts reserve	$636,500	$1,978,800	$2,146,900	$468,400
Year ended December 31, 2013
Returns and allowances and doubtful accounts reserve	$468,400	$2,039,300	$1,686,000	$821,700

Note 12. Sale of Property

On February 1, 2013, we consummated the sale of our Property located at 4880 Havana Street, Denver, Colorado, consisting of approximately 10.8 acres of land improved with four buildings containing approximately 241,684 square feet of office, warehouse, and manufacturing space, with associated improvements and personal property, and adjacent vacant land of approximately 5.5 acres. We sold the Property for a purchase price of $9,500,000 and incurred selling expenses of $579,800, including $570,000 for real estate brokerage commissions.

In connection with the sale, we entered into the Office Lease with purchaser to lease approximately 16,078 square feet of office space and entered into the Warehouse Lease to lease approximately 113,620 square feet of manufacturing and warehouse space currently used by us. Each of the Office Lease and the Warehouse Lease has an initial term of three years, with options to extend the term for two additional terms of three years each. Rent for the Office Lease is $13.00 per square foot per annum, with annual 3% increases. Rent for the Warehouse Lease is $3.25 per square foot per annum, with annual 3% increases, and we will pay an additional $1.25 per square foot per annum as our share of the purchaser’s operating expenses under the Warehouse Lease (including taxes, insurance and common area maintenance charges). If certain uncontrollable operating expenses increase by more than 5% per year, our share of operating expenses under the Warehouse Lease may be increased.

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

Disclosure Controls and Procedures

As of December 31, 2013, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2013.

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

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

On March 26, 2014, we entered into employment agreements with Mr. Goldstein, who serves as our Chief Executive Officer and President, and Chairman of our Board of Directors (the “Board”), and Mr. Levine, who serves as our Chief Operating Officer, Chief Financial Officer and a member of the Board.  The agreements are for a three-year term, but either we or the executive may terminate the agreement before that time, with or without cause.  The agreements also include terms and provisions to protect our business and confidential information, including standard non-compete, non-solicitation of clients and employees, and no-hire obligations during the term of employment.  Upon either Mr. Goldstein’s or Mr. Levine’s termination of employment by us not for “cause,” or by Mr. Goldstein or Mr. Levine for “good reason” (as each term is defined in the employment agreement), in addition to already earned salary and any earned but unpaid bonus for the prior year, Mr. Goldstein and Mr. Levine are entitled to receive certain payments and benefits, including: (1) a severance payment equal to 18 months of their then current base salary in effect on the day of termination payable over a 18 month period; and (2) reimbursement for the costs of continuing health benefits for a period of 18 months following termination. All severance payments and benefits are subject to compliance with the restrictive covenants in the employment agreement (such as the nondisclosure, non-solicitation, and non-competition provisions) for the 18 months after termination of employment, as well as the receipt of a release from the executive officer.

PART III

For Part III, the information set forth in our definitive Proxy Statement for our Annual Meeting of Shareholders to be filed within 120 days after December 31, 2013, hereby is incorporated by reference into this Report.

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

Exhibits

See Exhibit Index at page 35 of this Report

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCOTT’S LIQUID GOLD-INC., a Colorado corporation
By:	/s/ Mark E. Goldstein
Mark E. Goldstein, President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ Barry J. Levine
Barry J. Levine, Treasurer, Chief Financial Officer, Chief Operating Officer and Corporate Secretary
(Principal Financial and Chief Accounting Officer)
Date:	March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature
March 28, 2014	Mark E. Goldstein,
Director, President and Chief Executive Officer
March 28, 2014	Sharon D. Garrett, Director
March 28, 2014	Mark D. Goodman, Director	/s/ Mark E. Goldstein
March 28, 2014	Gerald J. Laber, Director	Mark E. Goldstein, for himself and as
March 28, 2014	Philip A. Neri, Director	Attorney-in-Fact for the named directors
who constitute all of the members of the
the Board of Directors and for the named officers

March 28, 2014	Barry J. Levine, Director, Treasurer, Chief Financial Officer, Chief Operating Officer and Corporate Secretary

EXHIBIT INDEX

Exhibit Number	Document
3.1	Restated Articles of Incorporation, as amended and restated through May 1, 1996, incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-KSB for the year ended December 31, 2007.
3.2	Bylaws, as amended through July 13, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on July 19, 2011.
4.1	Change in Terms Agreement with Citywide Banks, dated June 28, 2006, between us and Citywide Banks, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 30, 2006.
4.2	Business Loan Agreement, dated June 28, 2006, between us and Citywide Banks, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 30, 2006.
4.3	Addendum to Loan Documents, dated June 28, 2006, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on June 30, 2006.
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

10.3*	Form of Indemnification Agreement for executive officers and directors incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
10.4

Agreement dated as of May 3, 2005 between Montagne Jeunesse International Ltd. and Neoteric Cosmetics, Inc., incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.5*	Employment Agreement dated as of March 26, 2014 between Scott’s Liquid Gold-Inc. and Mark Goldstein.
10.6*	Employment Agreement dated as of March 26, 2014 between Scott’s Liquid Gold-Inc. and Barry Levine.
10.7*	Scott’s Liquid Gold-Inc. 1998 Stock Option Plan, incorporated by reference to Exhibit 4.3 of our Registration Statement No. 333-51710, filed with the Commission on December 12, 2000.
10.8*	2005 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 4 of our Registration Statement No. 333-156191, filed with the Commission on December 16, 2008.
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

10.22**

Distribution Agreement, dated January 1, 2012, between Church & Dwight UK Limited and Neoteric Cosmetics, Inc. incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.23

First Amendment to the Second Amended and Restated Financing Agreement, dated June 29, 2012, between Summit Financial Resources, L.P. and the Company, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the Commission on July 2, 2012.

10.24

Purchase and Sale Agreement, dated November 21, 2012, between the Company and Havana Gold, LLC. incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.25

Real Property Lease (Warehouse Lease), dated February 1, 2013, between the Company and Havana Gold, LLC. incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.26

Real Property Lease (Office Lease), dated February 1, 2013, between the Company and Havana Gold, LLC. incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.27*	Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan and Trust Agreement, Amended and Restated effective January 1, 2012.
21	List of Subsidiaries, incorporated by reference to Exhibit 21 of the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2011.
23	Consent of EKS&H LLLP.
24	Powers of Attorney.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

Exhibit Number	Document
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1***	Section 1350 Certification.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Management contract or compensatory plan or arrangement.
**	Confidential portions of this agreement have been redacted pursuant to a confidential treatment request filed separately with the Commission.
***	Furnished, not filed.