Form 10-Q
period 2014-03-31
SCOTTS LIQUID GOLD INC
filed 2014-05-14
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 12, 2014, the Registrant had 11,500,581 of its common stock, $0.10 par value per share, outstanding.

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of U.S. federal securities laws. All statements, other than statements of historical facts, included in this Report that address activities, events, or developments with respect to our financial condition, results of operations, or economic performance that we expect, believe, or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements. You can typically identify forward-looking statements by the use of words, such as “may,” “could,” “should,” “assume,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “potential,” “plan,” and other similar words. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and our performance inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to:

•	changing consumer preferences and the continued acceptance of each of our significant products in the marketplace;
•	the degree of success of any new product or product line introduction by us;
•	competitive factors, including any decrease in distribution of (i.e., retail stores carrying) our significant products;
•	continuation of our distributorship agreements for Montagne Jeunesse skin care products and Batiste Dry Shampoos;
•	the need for effective advertising of our products and limited resources available for such advertising;
•	new competitive products and/or technological changes;
•	dependence upon third party vendors and upon sales to major customers;
•	the availability of necessary raw materials and potential increases in the prices of these raw materials;
•	changes in the regulation of our products, including applicable environmental and U.S. Food And Drug Administration (“FDA”) regulations;
•	the continuing availability of financing on terms and conditions that are acceptable to us;
•	future losses which could affect our liquidity;
•	the loss of any executive officer; and
•	other matters discussed in this Report, including the risks described in the Risk Factors section of this Report.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS.

Consolidated Statements of Operations (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Three Months Ended March 31,
	2014	2013
Net sales	$5,483,800	$4,731,700
Operating costs and expenses:
Cost of sales	2,976,600	2,582,500
Advertising	199,600	295,600
Selling	1,132,500	1,097,500
General and administrative	670,500	774,400
Total operating costs and expenses	4,979,200	4,750,000
Income (loss) from operations	504,600	(18,300)
Rental and other income	8,600	17,400
Interest expense	(7,200)	(58,600)
Income (loss) before income taxes	506,000	(59,500)
Income tax expense	8,400	0
Net income (loss)	$497,600	$(59,500)
Net income (loss) per common share
Basic	$0.04	$(0.01)
Diluted	$0.04	$(0.01)
Weighted average shares outstanding:
Basic	11,446,800	11,091,550
Diluted	11,662,496	11,091,550

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

Scott’s Liquid Gold-Inc. & Subsidiaries

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,010,300	$3,126,200
Trade receivables, net	1,743,900	1,182,300
Inventories, net	3,040,700	3,211,200
Prepaid expenses	213,300	269,200
Total current assets	8,008,200	7,788,900
Property, plant and equipment, net	492,300	518,200
Other assets	51,000	51,000
Total assets	$8,551,500	$8,358,100
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	635,900	860,900
Accrued payroll and benefits	439,400	553,300
Income taxes payable	8,400	0
Accrued property taxes	42,200	33,400
Total current liabilities	1,125,900	1,447,600
Total liabilities	1,125,900	1,447,600
Shareholders’ equity:
Common stock; $0.10 par value, authorized 50,000,000 shares; issued and outstanding 11,446,800 shares (2014) and 11,446,800 shares (2013)	1,144,700	1,144,700
Capital in excess of par	5,633,000	5,615,500
Retained earnings	647,900	150,300
Total shareholders’ equity	7,425,600	6,910,500
Total liabilities and shareholders’ equity	$8,551,500	$8,358,100

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$497,600	$(59,500)
Adjustment to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	35,800	32,400
Stock-based compensation	17,500	11,600
Loss on disposal of assets	0	7,200
Change in operating assets and liabilities:
Trade receivables	(561,600)	(278,900)
Inventories	170,500	(232,100)
Prepaid expenses and other assets	55,900	(27,500)
Net payments on obligations collateralized by receivables and inventory	0	(1,201,400)
Income taxes payable	8,400	0
Accounts payable and accrued expenses	(330,100)	(639,200)
Total adjustments to net income (loss)	(603,600)	(2,327,900)
Net Cash Used by Operating Activities	(106,000)	(2,387,400)
Cash flow from investing activities:
Net proceeds from sale of assets held for sale	0	8,922,600
Purchase of property, plant and equipment	(9,900)	(120,600)
Net Cash (Used) Provided by Investing Activities	(9,900)	8,802,000
Cash flow from financing activities:
Principal payments on long-term debt	0	(3,363,300)
Proceeds from exercise of stock options	0	52,700
Net Cash Used by Financing Activities	0	(3,310,600)
Net (Decrease) Increase in Cash and Cash Equivalents	(115,900)	3,104,000
Cash and Cash Equivalents, beginning of period	3,126,200	253,900
Cash and Cash Equivalents, end of period	$3,010,300	$3,357,900
Supplemental disclosures:
Cash paid during the period for interest	$7,200	$26,900

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Notes to Consolidated Financial Statements (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

Note 1.	Organization and Summary of Significant Accounting Policies.
(a)	Company Background

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

The Consolidated Statements of Operations, Consolidated Balance Sheets, and the Consolidated Statements of Cash Flows included in this Report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2014 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the period ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

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

The agreement provides for a factoring line up to $1.5 million and is secured primarily by accounts receivables, inventory, any lease in which we are a lessor and all investment property and guarantees by our active subsidiaries. Under the agreement, Summit will make loans at our request and in its discretion based on: (i) its purchases of our receivables, with recourse against us, at an advance rate of 85% (or such other percentage determined by Summit in its discretion) and (ii) our inventory not to exceed certain amounts, including an aggregate maximum of $500,000. Advances under the agreement have an interest rate of 1.0% over the prime rate (as published in The Wall Street Journal) for the accounts receivables portion of the advances and 2.5% over the prime rate for the inventory portion of the borrowings. At March 31, 2014, the prime rate was 3.25%.

There is also an administrative fee of 0.85% per month on the average monthly outstanding loan on the receivable portion of any advance if the average quarterly loan in the prior quarter was less than or equal to $1,000,000, and 0.75% per month if the average quarterly loan in the prior quarter was greater than $1,000,000 and 1.0% per month on the average monthly outstanding loan on the inventory portion of any advance.

The agreement provides that neither we nor our active subsidiaries may engage in a change in control transaction without the prior written consent of Summit. Events of default include, but are not limited to, our failure to make a payment when due or a default occurring on any of our other indebtedness.

On February 4, 2013, we paid $909,778 to Summit to repay the outstanding balance on our credit line and we have maintained a zero loan balance since that time. At March 31, 2014, the entire credit line of $1.5 million was available for future factoring of accounts receivable invoices and borrowings secured by our inventory.

We report these transactions using the authoritative guidance of the Financial Accounting Standards Board (“FASB”) as a secured borrowing rather than as a sale. As a result, affected accounts receivable are reported under the “Current Assets” section within our Consolidated Balance Sheets as “Trade receivables, net.” Similarly, the net liability owing to Summit, if any, appears as “Obligations collateralized by receivables and inventory” within the “Current Liabilities” section of our Consolidated Balance Sheets. Net proceeds received on obligations collateralized by receivables and inventory appear as “net cash (used) provided by operating activities” within the “Adjustment to reconcile net income (loss) to net cash used by operating activities” section of our Consolidated Statements of Cash Flows.

On March 16, 2011, with the consent of Summit, we entered into a financing agreement with Wells Fargo Bank, National Association (“Wells Fargo”) for the purpose of further lowering the cost of borrowing associated with the financing of our accounts receivable. Pursuant to this agreement, we may sell accounts receivables from our largest customer, Wal-Mart Stores, Inc. (“Wal-Mart”), at a discount to Wells Fargo; provided, however, that Wells Fargo may reject offers to purchase such receivables in its discretion. These receivables may be purchased by Wells Fargo at a cost to us equal to LIBOR plus 1.15% per annum. The LIBOR rate used depends on the days to maturity of the receivable sold, typically ranging from 102 to 105 days. At March 31, 2014, Wells Fargo used the 104-day LIBOR rate of 0.27%.

The agreement has no fixed termination date, but continues unless terminated by either party giving 30 days prior written notice to the other party. During the three months ended March 31, 2014, we sold approximately $1,038,900 of our relevant accounts receivable to Wells Fargo for approximately $1,034,700. The difference between the invoiced amount of the receivable and the cash that we received from Wells Fargo is a cost to us. This cost is in lieu of any cash discount our customer would have been allowed and, thus, is treated in a manner consistent with standard trade discounts granted to our customers.

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

Inventories were comprised of the following at:

	March 31, 2014	December 31, 2013
Finished goods	$1,388,800	$1,636,500
Raw materials	1,714,000	1,621,000
Inventory reserve for obsolescence	(62,100)	(46,300)
	$3,040,700	$3,211,200

(h)	Property, Plant and Equipment

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

Financial instruments which potentially subject us to concentrations of credit risk include cash and cash equivalents and trade receivables. We maintain our cash balances in the form of bank demand deposits with financial institutions that we believe are creditworthy. As of March 31, 2014, and periodically throughout the year, we have maintained balances in various operating accounts in excess of federally insured limits. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. We have no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

The recorded amounts for cash and cash equivalents, receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. As of March 31, 2014, we had no long-term debt. Prior to February 1, 2013, our long-term debt bore interest at a fixed rate that adjusted annually to the then prime rate. The carrying value of our long-term debt approximated fair value as of December 31, 2013.

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

At March 31, 2014 and December 31, 2013 approximately $687,300 and $821,700, respectively, had been reserved as a reduction of accounts receivable. Trade promotions to our customers and incentives such as coupons to our consumer are deducted from gross sales and totaled $529,800 and $545,100 for the three months ended March 31, 2014 and 2013, respectively.

(l)	Advertising Costs

Advertising costs are expensed as incurred.

(m)	Stock-based Compensation

During the three months ended March 31, 2014, we did not grant any stock options. During the first three months of 2013 we granted options to acquire 85,000 shares of our common stock to two executive officers at a price of $0.41 per share. These options which vest ratably over 48 months, or upon a change in control, and which expire after five years, were granted at 120% of the market value as of the date of grant. Please see Note 2 to our Consolidated Financial Statements (Unaudited) for information regarding the 282,808 fewer stock options outstanding at March 31, 2014 than at March 31, 2013.

The weighted average fair market value of the options granted in the first three months of 2013 was estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

March 31, 2013
Expected life of options (using the “simplified” method)	4.5 years
Average risk-free interest rate	0.8%
Average expected volatility of stock	141%
Expected dividend rate	None

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) under authoritative guidance issued by the FASB was $17,500 and $11,600 in the three months ended March 31, 2014 and 2013, respectively. Approximately $111,000 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next 48 months. In accordance with this same authoritative guidance, there was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible. With respect to the non-cash expense associated with options granted to the non-employee directors, no tax benefit is recognized due to the existence of as yet unutilized net operating losses. At such time as these operating losses have been utilized and a tax benefit is realized from the issuance of non-qualified stock options, a corresponding tax benefit may be recognized.

(n)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out as selling expenses. Other selling expenses consist primarily of wages and benefits for sales and sales support personnel, travel, brokerage commissions and promotional costs, as well as certain other indirect costs. Shipping and handling costs totaled $354,500 and $340,100 for the three months ended March 31, 2014 and 2013, respectively.

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

The potentially dilutive securities are comprised of outstanding stock options to acquire 694,520 and 977,328 of our shares at March 31, 2014 and 2013, respectively, a decrease of 282,808 or 28.9%. This decrease is due primarily to stock options being exercised as well as stock options expiring. At March 31, 2014, options to acquire 644,519 of our shares had exercise prices that were lower than the average market price of our shares for the three months ended March 31, 2014. At March 31, 2013, all potentially dilutive securities were excluded from the computation of weighted average shares outstanding due to their anti-dilutive effect.

A reconciliation of the weighted average number of common shares outstanding for the three months ended March 31, 2014 and 2013 is as follows:

	2014	2013
Common shares outstanding, beginning of the year	11,446,800	10,937,000
Weighted average common shares issued	0	154,550
Weighted average number of common shares outstanding	11,446,800	11,091,550
Dilutive effect of common share equivalents	215,696	0
Diluted weighted average number of common shares outstanding	11,662,496	11,091,550

We have authorized 20,000,000 shares of preferred stock issuable in one or more series, none of which are issued or outstanding as of March 31, 2014.

Note 3.	Segment Information.

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

The following provides information on our segments for the three months ended March 31:

	2014		2013
	Household Products	Skin and Hair Care Products	Household Products	Skin and Hair Care Products
Net sales to external customers	$1,360,600	$4,123,200	$1,321,400	$3,410,300
(Loss) income before income taxes	$(230,400)	$736,400	$(470,500)	$411,000
Identifiable assets	$3,476,500	$3,875,400	$3,247,500	$3,221,100

The following is a reconciliation of segment information to consolidated information for the three months ended March 31:

	2014	2013
Net sales to external customers	$5,483,800	$4,731,700
Consolidated income (loss) before income taxes	$506,000	$(59,500)
Identifiable assets	$7,351,900	$6,468,600
Corporate assets	1,199,600	1,128,100
Consolidated total assets	$8,551,500	$7,596,700

Corporate assets noted above are comprised primarily of our cash and investments, and property and equipment not directly associated with our manufacturing, warehousing, shipping and receiving activities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Our consolidated net sales for the first three months of 2014 were $5,483,800 versus $4,731,700 for the first three months of 2013, an increase of $752,100 or 15.9%. We saw a 31.4% increase in net sales of the skin and hair care products that we distribute for other companies and a 5.5% decrease in net sales of our own line of skin care products. We saw a 3.0% increase in net sales of our household products. The reasons for the foregoing changes in net sales of our products are described below.

Our net income for the first three months of 2014 was $497,600 versus a net loss of $59,500 in the first three months of 2013. The net income for the first three months of 2014 compared to the net loss for the same period in 2013 resulted primarily from: (1) increased sales; (2) changes in our trade promotions to our customers; (3) changes in costs of sales; and (4) changes in operating expenses, as discussed below.

Summary of Results as a Percentage of Net Sales

	Year Ended December 31,	Three Months Ended March 31,
`	2013	2014	2013
Net sales
Household products	27.7%	24.8%	27.9%
Skin and hair care products	72.3%	75.2%	72.1%
Total net sales	100.0%	100.0%	100.0%
Cost of sales	54.3%	54.3%	54.6%
Gross profit	45.7%	45.7%	45.4%
Other revenue	0.2%	0.2%	0.4%
	45.9%	45.9%	45.8%
Operating expenses	41.7%	36.5%	45.8%
Interest expense	0.4%	0.1%	1.2%
	42.1%	36.6%	47.0%
Income (loss) before income taxes	3.8%	9.3%	(1.2%)

Our gross margins may not be comparable to those of companies who include all of the costs related to their distribution network in cost of sales because we, like some other companies, exclude a portion of these costs (i.e., freight out to customers) from gross margin. Instead, we include them as part of selling expenses. See Note 1(n), “Operating Costs and Expenses Classification”, to our Consolidated Financial Statements (Unaudited) in Item 1.

Comparative Net Sales

	Three Months Ended March 31,		Percentage Increase
	2014	2013	(Decrease)
Total household products	$1,360,600	$1,321,400	3.0%
Alpha Hydrox®, Diabetic cream and shampoo and other skin care products	914,100	967,200	(5.5%)
Montagne Jeunesse and Batiste Dry Shampoo	3,209,100	2,443,100	31.4%
Total skin and hair care products	4,123,200	3,410,300	20.9%
Total net sales	$5,483,800	$4,731,700	15.9%

During the first three months of 2014, net sales of skin and hair care products accounted for 75.2% of consolidated net sales compared to 72.1% for the same period in 2013. The net sales of these products for that period were $4,123,200 in 2014 compared to $3,410,300 for the same period in 2013, an increase of $712,900 or 20.9%, primarily as a result of an increase in net sales of Montagne Jeunesse and Batiste Dry Shampoo.

The net sales of our Alpha Hydrox® and other manufactured skin care products were $914,100 in the first three months of 2014 versus $967,200 for the same period in 2013, a decrease of $53,100 or 5.5%. This decrease is primarily attributable to a decrease in the net sales of our Alpha Hydrox products resulting from one of our customers reducing the number of our products that it carries in its stores.

The net sales of Montagne Jeunesse and Batiste Dry Shampoo were $3,209,100 in the first three months of 2014 versus $2,443,100 for the same period in 2013, an increase of $766,000 or 31.4%. This increase is primarily attributable to increased distribution of both Montagne Jeunesse and Batiste Dry Shampoo among new and existing customers and the improved placement of our products at existing customers. The initial term of our agreement with Church & Dwight runs through December 31, 2014. We have already begun transition discussions with Church & Dwight in anticipation of the end of the agreement’s term. We are discussing with Church & Dwight the possibility of entering into a new distribution agreement for certain segments of the marketplace in the United States; however, there can be no assurance that we will be able to consummate such an agreement.

Net sales of household products for the first three months of 2014 accounted for 24.8% of net sales compared to 27.9% for the same period in 2013. During the first three months of 2014, the sales of our household products were $1,360,600 as compared to $1,321,400 for the same period in 2013, an increase of $39,200 or 3.0%. The increase is attributable primarily to sales of our Scott’s Liquid Gold® Floor Restore product, which we introduced late in the fourth quarter of 2013.

We paid our customers a total of $529,800 in the first three months of 2014 for trade promotions to support price features, displays and other merchandising of our products, versus $545,100 for the same period in 2013, a decrease of $15,300 or 2.8%. This decrease is primarily attributable to more cost effective spending on trade promotions.

From time to time, our customers return products to us. For our household products, we permit returns only for a limited time. With regard to our skin and hair care products, returns are more frequent under an unwritten industry standard that permits returns for a variety of reasons. In the event a skin and hair care customer requests a return of a product, we will consider the request, and may grant such request in order to maintain or enhance our relationship with the customer, even in the absence of an enforceable right of the customer to do so. Typically, customers that return products to us take a credit on our invoice equal to the original sale price plus a handling charge ranging from 8-10% of the original sales price. Our product returns (as a percentage of net sales) were 0.3% percent for the first three months of 2014 compared to 1.1% for the same period in 2013. The decrease is primarily attributable to one of our customers returning Diabetic shampoo from certain of its stores that will no longer carry our Diabetic shampoo in the first three months of 2013, which did not occur during the same time period in 2014.

On a consolidated basis, cost of sales was $2,976,600 during the first three months of 2014 compared to $2,582,500 for the same period in 2013, an increase of $394,100 or about 15.3%, on a net sales increase of 15.9%. As a percentage of consolidated net sales, cost of sales was 54.3% in the first three months of 2014 versus 54.6% for the same period in 2013.

As a percentage of net sales of our skin and hair care products, the cost of sales for our skin and hair care products increased to 54.9% in the first three months of 2014 as compared to 54.1% for the same period in 2013. This increase reflects primarily a higher percentage of net sales of the skin and hair care products that we distribute for other companies which have a higher cost than the skin care products that we manufacture.

As a percentage of net sales of our household products, the costs of sales for our household products decreased to 52.4% in the first three months of 2014 as compared to 55.7% for the same period in 2013. This decrease is primarily attributable to a reduction in our costs for certain raw materials.

Operating Expenses, Interest Expense and Other Income

	Three Months Ended March 31,		Percentage Increase
	2014	2013	(Decrease)
Operating Expenses
Advertising	$199,600	$295,600	(32.5%)
Selling	1,132,500	1,097,500	3.2%
General and administrative	670,500	774,400	(13.4%)
Total operating expenses	$2,002,600	$2,167,500	(7.6%)
Rental and Other Income	$8,600	$17,400	(50.6%)
Interest Expense	$7,200	$58,600	(87.7%)

Our operating expenses decreased by $164,900 or 7.6% in the first three months of 2014 when compared to the same period in 2013. These expenses consist primarily of advertising, selling, and general and administrative expenses, which are discussed below.

Advertising expenses for the first three months of 2014 were $199,600 compared to $295,600 for the same period in 2013, a decrease of $96,000 or 32.5%. This decrease is primarily attributable to doing a national coupon program in the first quarter of 2013 as part of a national television campaign for our Scott’s Liquid Gold® Wood Cleaner and Preservative. Although we did a similar national television campaign in the first quarter of 2014, we did not do a national coupon program.

Selling expenses for the first three months of 2014 were $1,132,500 compared to $1,097,500 for the same period in 2013, an increase of $35,000 or 3.2%. This increase is primarily attributable to changes in personnel within our sales organization starting in the first quarter of 2013.

General and administrative expenses for the first three months of 2014 were $670,500 compared to $774,400 for the same period of 2013, a decrease of $103,900 or 13.4%. This decrease is primarily attributable to incurring expenses in the first quarter of 2013 related to the sale of our land and office, warehouse and manufacturing buildings in Denver, Colorado (collectively, the “Facilities”) on February 1, 2013 and the need to incur a non-cash expense for brokerage commissions relating to the leasing of office space in the Facilities that were previously capitalized on our balance sheet.

Rental and other income for the first three months of 2014 of $8,600 included $0 of net rental receipts and $3,500 in interest earned on our cash reserves. This compares to total rental and other income for the first three months of 2013 of $17,400 which included $11,000 of net rental receipts and $3,000 in interest earned on our cash reserves. The decrease in rental income is a result of the sale of our Facilities, part of which were being leased to unaffiliated tenants.

Interest expense for the first three months of 2014 was $7,200 in administrative fees paid to Summit. Interest expense for the first three months of 2013 was $58,600 and included $10,400 in administrative fees paid to Summit. The decrease in interest expense is due to us paying off our mortgage as a result of the sale of our Facilities and maintaining since that time a zero balance on our line of credit with Summit.

Liquidity and Capital Resources

Citywide Loan

On June 28, 2006, we entered into a loan with a fifteen year amortization with Citywide Banks for $5,156,600 secured by the Facilities. All outstanding principal and accrued interest on the loan was repaid in full on February 1, 2013 at the closing of the sale of the Facilities and all liens securing this loan were released.

Financing Agreements

Please see Note 1(f) to our Consolidated Financial Statements (Unaudited) for information on our financing agreements with Summit and Wells Fargo.

Liquidity

At March 31, 2014, we had $3.0 million in cash on hand and the full $1.5 million of capacity under our credit line with Summit was available for future borrowing. For the first three months of 2014, the primary components of working capital (exclusive of cash that was $115,900 less at March 31, 2014 compared to December 31, 2013) that significantly affected operating cash flows are the following: (1) net trade receivables were $561,600 more at March 31, 2014 than at December 31, 2013 due primarily to increased gross sales activity and the timing of receiving payment; (2) inventory at March 31, 2014 was $170,500 less than at December 31, 2013 due primarily to the timing of shipments to customers and increased gross sales activity; and (3) accounts payable at March 31, 2014 were $225,000 less than at December 31, 2013 due primarily to the timing of payments on our inventory.

We anticipate that our existing cash, especially given the cash proceeds from the sale of our Facilities, and our cash from operations, together with our current borrowing arrangements with Summit and Wells Fargo, will be sufficient to meet our cash requirements for the next 12 months.

During the first three months of 2014, we did not make any significant capital expenditures. During the first three months of 2013, we made total capital expenditures of approximately $120,600 as a result of the sale of our Facilities on February 1, 2013. These capital expenditures primarily included: (1) the construction of a specially designed room and sprinkler system for the storage of certain of our aerosol products necessitated when we sold the Facilities and had to vacate the building where they were previously stored; (2) the installation of a separate security system for the parts of the Facilities that we lease; and (3) the relocation of our telecom and data systems to the parts of the Facilities that we lease.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of March 31, 2014, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results.

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

Date: May 14, 2014

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