Form 10-Q
period 2014-06-30
SCOTTS LIQUID GOLD INC
filed 2014-08-14
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 13, 2014, the Registrant had 11,532,289 of its common stock, $0.10 par value per share, outstanding.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS.

Consolidated Statements of Operations (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$5,734,000	$4,502,100	$11,217,800	$9,233,800
Operating costs and expenses:
Cost of sales	3,290,000	2,415,500	6,266,600	4,998,000
Advertising	199,600	123,600	399,200	419,200
Selling	1,182,700	1,184,000	2,315,200	2,281,500
General and administrative	741,800	643,800	1,412,300	1,418,200
Total operating costs and expenses	5,414,100	4,366,900	10,393,300	9,116,900
Income from operations	319,900	135,200	824,500	116,900
Rental and other income	3,600	4,000	12,200	21,400
Interest expense	(7,300)	(7,000)	(14,500)	(65,600)
Income before income taxes	316,200	132,200	822,200	72,700
Income tax expense	7,400	9,000	15,800	9,000
Net income	$308,800	$123,200	$806,400	$63,700
Net income per common share
Basic	$0.03	$0.01	$0.07	$0.01
Diluted	$0.03	$0.01	$0.07	$0.01
Weighted average shares outstanding:
Basic	11,500,623	11,213,586	11,474,836	11,154,038
Diluted	11,794,328	11,377,225	11,773,086	11,329,259

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

Scott’s Liquid Gold-Inc. & Subsidiaries

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,212,100	$3,126,200
Trade receivables, net	1,664,800	1,182,300
Inventories, net	2,661,700	3,211,200
Refundable income taxes	17,200	0
Prepaid expenses	167,300	269,200
Total current assets	8,723,100	7,788,900
Property, plant and equipment, net	457,500	518,200
Other assets	51,000	51,000
Total assets	$9,231,600	$8,358,100
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	832,300	860,900
Accrued payroll and benefits	575,000	553,300
Accrued property taxes	36,000	33,400
Total current liabilities	1,443,300	1,447,600
Total liabilities	1,443,300	1,447,600
Shareholders’ equity:
Common stock; $0.10 par value, authorized 50,000,000 shares; issued and outstanding 11,532,289 shares (2014) and 11,446,800 shares (2013)	1,153,300	1,144,700
Capital in excess of par	5,678,300	5,615,500
Retained earnings	956,700	150,300
Total shareholders’ equity	7,788,300	6,910,500
Total liabilities and shareholders’ equity	$9,231,600	$8,358,100

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$806,400	$63,700
Adjustment to reconcile net income to net cash used by operating activities:
Depreciation and amortization	92,800	73,200
Stock-based compensation	35,700	24,300
Loss on disposal of assets	0	7,200
Change in operating assets and liabilities:
Trade receivables	(482,500)	(141,600)
Inventories	549,500	(879,300)
Prepaid expenses and other assets	101,900	(14,000)
Net payments on obligations collateralized by receivables and inventory	0	(1,201,400)
Refundable income taxes	(17,200)	0
Accounts payable and accrued expenses	(4,300)	(614,700)
Total adjustments to net income	275,900	(2,746,300)
Net Cash Provided (Used) by Operating Activities	1,082,300	(2,682,600)
Cash flow from investing activities:
Net proceeds from sale of assets held for sale	0	8,922,600
Purchase of property, plant and equipment	(32,100)	(160,800)
Net Cash (Used) Provided by Investing Activities	(32,100)	8,761,800
Cash flow from financing activities:
Principal payments on long-term debt	0	(3,363,300)
Proceeds from exercise of stock options	35,700	67,200
Net Cash Provided (Used) by Financing Activities	35,700	(3,296,100)
Net Increase in Cash and Cash Equivalents	1,085,900	2,783,100
Cash and Cash Equivalents, beginning of period	3,126,200	253,900
Cash and Cash Equivalents, end of period	$4,212,100	$3,037,000
Supplemental disclosures:
Cash paid during the period for interest	$14,500	$65,600

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Notes to Consolidated Financial Statements (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

Note 1.	Organization and Summary of Significant Accounting Policies.
(a)	Company Background

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

The Consolidated Statements of Operations, Consolidated Balance Sheets, and the Consolidated Statements of Cash Flows included in this Report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2014 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the period ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

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

The agreement provides for a factoring line up to $1.5 million and is secured primarily by accounts receivables, inventory, any lease in which we are a lessor and all investment property and guarantees by our active subsidiaries. Under the agreement, Summit will make loans at our request and in its discretion based on: (i) its purchases of our receivables, with recourse against us, at an advance rate of 85% (or such other percentage determined by Summit in its discretion) and (ii) our inventory not to exceed certain amounts, including an aggregate maximum of $500,000. Advances under the agreement have an interest rate of 1.0% over the prime rate (as published in The Wall Street Journal) for the accounts receivables portion of the advances and 2.5% over the prime rate for the inventory portion of the borrowings. At June 30, 2014, the prime rate was 3.25%.

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

At June 30, 2014 and 2013, the entire credit line of $1.5 million was available for future factoring of accounts receivable invoices and borrowings secured by our inventory.

We report these transactions using the authoritative guidance of the Financial Accounting Standards Board (“FASB”) as a secured borrowing rather than as a sale. As a result, affected accounts receivable are reported under the “Current Assets” section within our Consolidated Balance Sheets as “Trade receivables, net.” Similarly, the net liability owing to Summit, if any, appears as “Obligations collateralized by receivables and inventory” within the “Current Liabilities” section of our Consolidated Balance Sheets. Net proceeds received on obligations collateralized by receivables and inventory appear as “net cash (used) provided by operating activities” within the “Adjustment to reconcile net income to net cash used by operating activities” section of our Consolidated Statements of Cash Flows.

On March 16, 2011, with the consent of Summit, we entered into a financing agreement with Wells Fargo Bank, National Association (“Wells Fargo”) for the purpose of further lowering the cost of borrowing associated with the financing of our accounts receivable. Pursuant to this agreement, we may sell accounts receivables from our largest customer, Wal-Mart Stores, Inc. (“Wal-Mart”), at a discount to Wells Fargo; provided, however, that Wells Fargo may reject offers to purchase such receivables in its discretion. These receivables may be purchased by Wells Fargo at a cost to us equal to LIBOR plus 1.15% per annum. The LIBOR rate used depends on the days to maturity of the receivable sold, typically ranging from 102 to 105 days. At June 30, 2014, Wells Fargo used the 104-day LIBOR rate of 0.27%.

The agreement has no fixed termination date, but continues unless terminated by either party giving 30 days prior written notice to the other party. During the six months ended June 30, 2014 and 2013, we sold approximately $2,168,100 and $2,302,800, respectively, of our relevant accounts receivable to Wells Fargo for approximately $2,159,300 and $2,292,900, respectively. The difference between the invoiced amount of the receivable and the cash that we received from Wells Fargo is a cost to us. This cost is in lieu of any cash discount our customer would have been allowed and, thus, is treated in a manner consistent with standard trade discounts granted to our customers.

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

Inventories were comprised of the following at:

	June 30, 2014	December 31, 2013
Finished goods	$1,446,900	$1,636,500
Raw materials	1,269,700	1,621,000
Inventory reserve for obsolescence	(54,900)	(46,300)
	$2,661,700	$3,211,200

(h)	Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from three to 45 years. Production equipment and production support equipment are estimated to have useful lives of 15 to 20 years and three to 10 years, respectively. Office furniture and office machines are estimated to have useful lives of 10 to 20 years and three to five years, respectively. Carpets, drapes and company vehicles are estimated to have useful lives of five to 10 years. Maintenance and repairs are expensed as incurred. Improvements that extend the useful lives of the asset or provide improved efficiency are capitalized.

(i)	Financial Instruments

Financial instruments which potentially subject us to concentrations of credit risk include cash and cash equivalents and trade receivables. We maintain our cash balances in the form of bank demand deposits with financial institutions that we believe are creditworthy. As of June 30, 2014, and periodically throughout the year, we have maintained balances in various operating accounts in excess of federally insured limits. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. We have no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

The recorded amounts for cash and cash equivalents, receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. As of June 30, 2014 and 2013, we had no long-term debt.

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

Our reserve for customer allowances includes primarily reserves for trade promotions to support price features, displays, slotting fees and other merchandising of our products to our customers. The actual level of returns and customer allowances are influenced by several factors, including the promotional efforts of our customers, changes in mix of our customers, changes in the mix of the products we sell and the maturity of the product. We may change our estimates based on actual results and consideration of other factors that cause returns and allowances. In the event that actual results differ from our estimates, the results of future periods may be impacted.

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

At June 30, 2014 and December 31, 2013 approximately $853,800 and $821,700, respectively, had been reserved as a reduction of accounts receivable. Trade promotions to our customers and incentives such as coupons to our consumer are deducted from gross sales and totaled $1,090,200 and $993,200 for the six months ended June 30, 2014 and 2013, respectively.

(l)	Advertising Costs

Advertising costs are expensed as incurred.

(m)	Stock-based Compensation

During the six months ended June 30, 2014, we granted options to acquire 60,000 shares of our common stock to two of our board members at a price of $0.792 per share, which vest ratably over 48 months, or upon a change in control, and which expire after five years. Such options were granted at 120% of the market value as of the date of grant. We also granted options to acquire 30,000 shares of our common stock to one of our board members at a price of $0.792 per share, which vested upon the date of grant, and expire after five years. Such options were also granted at 120% of the market value as of the date of grant. During the first six months of 2013, we granted options to acquire 85,000 shares of our common stock to two executive officers at a price of $0.41 per share, an option to acquire 30,000 shares of common stock to a board member at a price of $0.55 per share and an option to acquire 15,000 shares of our common stock to a regional sales manager at a price of $0.55 per share. These options which vest ratably over 48 months, or upon a change in control, and which expire after five years, were granted at 120% of the market value as of the date of grant.

The weighted average fair market value of the options granted in the first six months of 2014 and 2013 was estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

	June 30, 2014	June 30, 2013
Expected life of options (using the “simplified” method)	4.5 years	4.5 years
Average risk-free interest rate	1.65%	0.8% - 1.0%
Average expected volatility of stock	122%	139% - 141%
Expected dividend rate	None	None
Fair value of options granted	$36,917	$42,356

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) under authoritative guidance issued by the FASB was $35,700 and $24,300 in the six months ended June 30, 2014 and 2013, respectively. Approximately $114,100 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next 48 months. In accordance with this same authoritative guidance, there was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible. With respect to the non-cash expense associated with options granted to the non-employee directors, no tax benefit is recognized due to the existence of as yet unutilized net operating losses. At such time as these operating losses have been utilized and a tax benefit is realized from the issuance of non-qualified stock options, a corresponding tax benefit may be recognized.

(n)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out as selling expenses. Other selling expenses consist primarily of wages and benefits for sales and sales support personnel, travel, brokerage commissions and promotional costs, as well as certain other indirect costs. Shipping and handling costs totaled $720,700 and $730,800 for the six months ended June 30, 2014 and 2013, respectively.

General and administrative expenses consist primarily of wages and benefits associated with management and administrative support departments, business insurance costs, professional fees, office facility related expenses, and other general support costs.

(o)	Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts and customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of the adoption. We are currently assessing the impact, if any, that the adoption of ASU 2014-09 will have on our financial statements.

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

Basic earnings per share include no dilution and are computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in our earnings. There were common stock equivalents of 110,000 and 160,000 shares outstanding at June 30, 2014 and 2013, respectively, consisting of stock options that were not included in the calculation of earnings per share because they would have been anti-dilutive.

A reconciliation of the weighted average number of common shares outstanding for the three and six months ended June 30, 2014 and 2013 is as follows:

	2014
	Three Months	Six Months
Common shares outstanding, beginning of the period	11,446,800	11,446,800
Weighted average common shares issued	53,823	28,036
Weighted average number of common shares outstanding	11,500,623	11,474,836
Dilutive effect of common share equivalents	293,705	298,250
Diluted weighted average number of common shares outstanding	11,794,328	11,773,086

	2013
	Three Months	Six Months
Common shares outstanding, beginning of the period	11,201,622	10,937,000
Weighted average common shares issued	11,964	217,038
Weighted average number of common shares outstanding	11,213,586	11,154,038
Dilutive effect of common share equivalents	163,639	175,221
Diluted weighted average number of common shares outstanding	11,377,225	11,329,259

We have authorized 20,000,000 shares of preferred stock issuable in one or more series, none of which are issued or outstanding as of June 30, 2014.

Note 3.	Segment Information.

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

The following provides information on our segments for the three and six months ended June 30:

	Three Months Ended June 30,
	2014		2013
	Household Products	Skin and Hair Care Products	Household Products	Skin and Hair Care Products
Net sales to external customers	$1,578,200	$4,155,800	$1,285,700	$3,216,400
(Loss) income before income taxes	$(149,200)	$465,400	$(208,000)	$340,200
Identifiable assets	$4,229,500	$3,565,400	$3,115,500	$3,510,500

	Six Months Ended June 30,
	2014		2013
	Household Products	Skin and Hair Care Products	Household Products	Skin and Hair Care Products
Net sales to external customers	$2,938,800	$8,279,000	$2,607,100	$6,626,700
(Loss) income before income taxes	$(379,600)	$1,201,800	$(678,500)	$751,200
Identifiable assets	$4,229,500	$3,565,400	$3,115,500	$3,510,500

The following is a reconciliation of segment information to consolidated information for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales to external customers	$5,734,000	$4,502,100	$11,217,800	$9,233,800
Consolidated income before income taxes	$316,200	$132,200	$822,200	$72,700
Identifiable assets	$7,794,900	$6,626,000	$7,794,900	$6,626,000
Corporate assets	1,436,700	1,145,600	1,436,700	1,145,600
Consolidated total assets	$9,231,600	$7,771,600	$9,231,600	$7,771,600

Corporate assets noted above are comprised primarily of our cash and investments, and property and equipment not directly associated with our manufacturing, warehousing, shipping and receiving activities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Our consolidated net sales for the first six months of 2014 were $11,217,800 versus $9,233,800 for the first six months of 2013, an increase of $1,984,000 or 21.5%. We saw a 37.4% increase in net sales of the skin and hair care products that we distribute for other companies and a 3.7% decrease in net sales of our own line of skin care products. We saw a 12.7% increase in net sales of our household products. The reasons for the foregoing changes in net sales of our products are described below.

Our consolidated net sales for the second quarter of 2014 were $5,734,000 versus $4,502,100 for the second quarter of 2013, an increase of $1,231,900 or 27.4%. We saw a 44.2% increase in net sales of the skin and hair care products that we distribute for other companies and a 2.1% decrease in net sales of our own line of skin care products. We saw a 22.8% increase in net sales of our household products. The reasons for the foregoing changes in net sales of our products are described below.

Our net income for the first six months of 2014 was $806,400 versus net income of $63,700 in the first six months of 2013. Our net income for the second quarter of 2014 was $308,800 versus net income of $123,200 in the second quarter of 2013. The net income for the first six months of 2014 compared to the net income for the same period in 2013 resulted primarily from: (1) increased sales; (2) changes in our trade promotions to our customers; (3) changes in costs of sales; and (4) changes in operating expenses, as discussed below.

Summary of Results as a Percentage of Net Sales

	Year Ended December 31,	Six Months Ended June 30,
`	2013	2014	2013
Net sales
Household products	27.7%	26.2%	28.2%
Skin and hair care products	72.3%	73.8%	71.8%
Total net sales	100.0%	100.0%	100.0%
Cost of sales	54.3%	55.9%	54.1%
Gross profit	45.7%	44.1%	45.9%
Other revenue	0.2%	0.1%	0.2%
	45.9%	44.2%	46.1%
Operating expenses	41.7%	36.8%	44.6%
Interest expense	0.4%	0.1%	0.7%
	42.1%	36.9%	45.3%
Income before income taxes	3.8%	7.3%	0.8%

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

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Comparative Net Sales

	Six Months Ended June 30,		Percentage Increase
	2014	2013	(Decrease)
Total household products	$2,938,800	$2,607,100	12.7%
Alpha Hydrox®, Diabetic cream and other skin care products	1,936,800	2,011,500	(3.7%)
Montagne Jeunesse and Batiste Dry Shampoo	6,342,200	4,615,200	37.4%
Total skin and hair care products	8,279,000	6,626,700	24.9%
Total net sales	$11,217,800	$9,233,800	21.5%

During the first six months of 2014, net sales of skin and hair care products accounted for 73.8% of consolidated net sales compared to 71.8% for the same period in 2013. The net sales of these products for that period were $8,279,000 in 2014 compared to $6,626,700 for the same period in 2013, an increase of $1,652,300 or 24.9%, primarily as a result of an increase in net sales of Batiste Dry Shampoo.

The net sales of our Alpha Hydrox® and other manufactured skin care products were $1,936,800 in the first six months of 2014 versus $2,011,500 for the same period in 2013, a decrease of $74,700 or 3.7%. This decrease is primarily attributable to a decrease in the net sales of our Alpha Hydrox products resulting from one of our customers reducing the number of our products that it carries in its stores.

The net sales of Montagne Jeunesse and Batiste Dry Shampoo were $6,342,200 in the first six months of 2014 versus $4,615,200 for the same period in 2013, an increase of $1,727,000 or 37.4%. This increase is primarily attributable to increased distribution of both Montagne Jeunesse and Batiste Dry Shampoo among new and existing customers and the improved placement of our products at existing customers. The Company currently distributes Batiste Dry Shampoo pursuant to a distribution agreement with Church & Dwight Co., Inc. (“Church & Dwight”) that expires on December 31, 2014. Following the expiration of our current distribution agreement, we will continue to distribute Batiste Dry Shampoo under a new distribution agreement with Church & Dwight that will limit our distribution to the specialty retailer channel. Please see the section below entitled “Recent Developments” for additional information on our new distribution agreement.

Net sales of household products for the first six months of 2014 accounted for 26.2% of net sales compared to 28.2% for the same period in 2013. During the first six months of 2014, the sales of our household products were $2,938,800 as compared to $2,607,100 for the same period in 2013, an increase of $331,700 or 12.7%. The increase is attributable primarily to sales of our Scott’s Liquid Gold® Floor Restore product, which we introduced late in the fourth quarter of 2013.

We paid our customers a total of $1,090,200 in the first six months of 2014 for trade promotions to support price features, displays, slotting fees and other merchandising of our products, versus $993,200 for the same period in 2013, an increase of $97,000 or 9.8%. This increase is primarily attributable to higher sales in the first six months of 2014.

From time to time, our customers return products to us. For our household products, we permit returns only for a limited time. With regard to our skin and hair care products, returns are more frequent under an unwritten industry standard that permits returns for a variety of reasons. In the event a skin and hair care customer requests a return of a product, we will consider the request, and may grant such request in order to maintain or enhance our relationship with the customer, even in the absence of an enforceable right of the customer to do so. Typically, customers that return products to us take a credit on our invoice equal to the original sale price plus a handling charge ranging from 8-10% of the original sales price. Our product returns (as a percentage of net sales) were 0.5% percent for the first six months of 2014 compared to 1.4% for the same period in 2013. The decrease is primarily attributable to one of our customers returning Diabetic shampoo from certain of its stores that will no longer carry our Diabetic shampoo in the first six months of 2013, which occurred to a lesser extent during the same time period in 2014.

On a consolidated basis, cost of sales was $6,266,600 during the first six months of 2014 compared to $4,998,000 for the same period in 2013, an increase of $1,268,600 or about 25.4%, on a net sales increase of 21.5%. As a percentage of consolidated net sales, cost of sales was 55.9% in the first six months of 2014 versus 54.1% for the same period in 2013.

As a percentage of net sales of our skin and hair care products, the cost of sales for our skin and hair care products increased to 57.5% in the first six months of 2014 as compared to 53.9% for the same period in 2013. This increase reflects primarily a higher percentage of net sales of the skin and hair care products that we distribute for other companies, which have a higher cost than the skin care products that we manufacture.

As a percentage of net sales of our household products, the costs of sales for our household products decreased to 51.3% in the first six months of 2014 as compared to 54.6% for the same period in 2013. This decrease is primarily attributable to a reduction in our costs for certain raw materials.

Operating Expenses, Interest Expense and Other Income

	Six Months Ended June 30,		Percentage Increase
	2014	2013	(Decrease)
Operating Expenses
Advertising	$399,200	$419,200	(4.8%)
Selling	2,315,200	2,281,500	1.5%
General and administrative	1,412,300	1,418,200	(0.4%)
Total operating expenses	$4,126,700	$4,118,900	0.2%
Rental and Other Income	$12,200	$21,400	(43.0%)
Interest Expense	$14,500	$65,600	(77.9%)

Our operating expenses increased by $7,800 or 0.2% in the first six months of 2014 when compared to the same period in 2013. These expenses consist primarily of advertising, selling, and general and administrative expenses, which are discussed below.

Advertising expenses for the first six months of 2014 were $399,200 compared to $419,100 for the same period in 2013, a decrease of $20,000 or 4.8%. This decrease is primarily attributable to doing a national coupon program in the first six months of 2013 as part of a national television campaign for our Scott’s Liquid Gold® Wood Cleaner and Preservative. Although we did a national television campaign in the first six months of 2014, we did not do a national coupon program.

Selling expenses for the first six months of 2014 were $2,315,200 compared to $2,281,500 for the same period in 2013, an increase of $33,700 or 1.5%. This increase is primarily attributable to changes in personnel within our sales organization starting in the first quarter of 2013 and the accrual in the second quarter of 2014 of potential performance bonus payments to personnel within our sales organization for 2014 offset, in part, by a decrease in the costs of freight out to our customers.

General and administrative expenses for the first six months of 2014 were $1,412,300 compared to $1,418,200 for the same period of 2013, a decrease of $5,900 or 0.4%. This change is primarily attributable to incurring expenses in the first quarter of 2013 related to the sale of our land and office, warehouse and manufacturing buildings in Denver, Colorado (collectively, the “Facilities”) on February 1, 2013 and the need to incur a non-cash expense for brokerage commissions relating to the leasing of office space in the Facilities that were previously capitalized on our balance sheet offset, in part, by the accrual in the second quarter of 2014 of potential performance bonus payments to our management and administrative support personnel for 2014.

Rental and other income for the first six months of 2014 of $12,200 included $0 of net rental receipts and $7,100 in interest earned on our cash reserves. This compares to total rental and other income for the first six months of 2013 of $21,400 which included $11,000 of net rental receipts and $6,900 in interest earned on our cash reserves. The decrease in rental income is a result of the sale of our Facilities, part of which were being leased to unaffiliated tenants.

Interest expense for the first six months of 2014 was $14,500 in administrative fees paid to Summit. Interest expense for the first six months of 2013 was $65,600 and included $17,400 in administrative fees paid to Summit. The decrease in interest expense is due to us paying off our mortgage as a result of the sale of our Facilities and maintaining since that time a zero balance on our line of credit with Summit.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Comparative Net Sales

	Three Months Ended June 30,		Percentage Increase
	2014	2013	(Decrease)
Total household products	$1,578,200	$1,285,700	22.8%
Alpha Hydrox®, Diabetic cream and other skin care products	1,022,700	1,044,300	(2.1%)
Montagne Jeunesse and Batiste Dry Shampoo	3,133,100	2,172,100	44.2%
Total skin and hair care products	4,155,800	3,216,400	29.2%
Total net sales	$5,734,000	$4,502,100	27.4%

During the second quarter of 2014, net sales of skin and hair care products accounted for 72.5% of consolidated net sales compared to 71.4% for the same period in 2013. The net sales of these products for that period were $4,155,800 in 2014 compared to $3,216,400 for the same period in 2013, an increase of $939,400 or 29.2%, primarily as a result of an increase in net sales of Batiste Dry Shampoo.

The net sales of our Alpha Hydrox® and other manufactured skin care products were $1,022,700 in the second quarter of 2014 versus $1,044,300 for the same period in 2013, a decrease of $21,600 or 2.1%. This decrease is primarily attributable to a decrease in the net sales of our Alpha Hydrox products resulting from one of our customers reducing the number of our products that it carries in its stores.

The net sales of Montagne Jeunesse and Batiste Dry Shampoo were $3,133,100 in the second quarter of 2014 versus $2,172,100 for the same period in 2013, an increase of $961,000 or 44.2%. This increase is primarily attributable to increased distribution of both Montagne Jeunesse and Batiste Dry Shampoo among new and existing customers and the improved placement of our products at existing customers. The Company currently distributes Batiste Dry Shampoo pursuant to a distribution agreement with Church & Dwight that expires on December 31, 2014. Following the expiration of our current distribution agreement, we will continue to distribute Batiste Dry Shampoo under a new distribution agreement with Church & Dwight that will limit our distribution to the specialty retailer channel. Please see the section below entitled “Recent Developments” for additional information on our new distribution agreement.

Net sales of household products for the second quarter of 2014 accounted for 27.5% of net sales compared to 28.6% for the same period in 2013. During the second quarter of 2014, the sales of our household products were $1,578,200 as compared to $1,285,700 for the same period in 2013, an increase of $292,500 or 22.8%. The increase is attributable primarily to sales of our Scott’s Liquid Gold® Floor Restore product, which we introduced late in the fourth quarter of 2013.

We paid our customers a total of $560,400 in the second quarter of 2014 for trade promotions to support price features, displays, slotting fees and other merchandising of our products, versus $448,100 for the same period in 2013, an increase of $112,300 or 25.1%. This increase is primarily attributable to higher sales in the second quarter of 2014.

From time to time, our customers return products to us. For our household products, we permit returns only for a limited time. With regard to our skin and hair care products, returns are more frequent under an unwritten industry standard that permits returns for a variety of reasons. In the event a skin and hair care customer requests a return of a product, we will consider the request, and may grant such request in order to maintain or enhance our relationship with the customer, even in the absence of an enforceable right of the customer to do so. Typically, customers that return products to us take a credit on our invoice equal to the original sale price plus a handling charge ranging from 8-10% of the original sales price. Our product returns (as a percentage of net sales) were 0.8% percent for the second quarter of 2014 compared to 1.7% for the same period in 2013. The decrease is primarily attributable to one of our customers returning Diabetic shampoo from certain of its stores that will no longer carry our Diabetic shampoo in the first six months of 2013, which also occurred to a lesser extent during the same time period in 2014.

On a consolidated basis, cost of sales was $3,290,000 during the second quarter of 2014 compared to $2,415,500 for the same period in 2013, an increase of $874,500 or about 36.2%, on a net sales increase of 27.4%. As a percentage of consolidated net sales, cost of sales was 57.4% in the second quarter of 2014 versus 53.7% for the same period in 2013.

As a percentage of net sales of our skin and hair care products, the cost of sales for our skin and hair care products increased to 60.0% in the second quarter of 2014 as compared to 53.7% for the same period in 2013. This increase reflects primarily a higher percentage of net sales of the skin and hair care products that we distribute for other companies, which have a higher cost than the skin care products that we manufacture.

As a percentage of net sales of our household products, the costs of sales for our household products decreased to 50.5% in the second quarter of 2014 as compared to 53.5% for the same period in 2013. This decrease is primarily attributable to a reduction in our costs for certain raw materials.

Operating Expenses, Interest Expense and Other Income

	Three Months Ended June 30,		Percentage Increase
	2014	2013	(Decrease)
Operating Expenses
Advertising	$199,600	$123,600	61.5%
Selling	1,182,700	1,184,000	(0.1%)
General and administrative	741,800	643,800	15.2%
Total operating expenses	$2,124,100	$1,951,400	8.9%
Rental and Other Income	$3,600	$4,000	(10.0%)
Interest Expense	$7,300	$7,000	4.3%

Our operating expenses increased by $172,700 or 8.9% in the second quarter of 2014 when compared to the same period in 2013. These expenses consist primarily of advertising, selling, and general and administrative expenses, which are discussed below.

Advertising expenses for the second quarter of 2014 were $199,600 compared to $123,600 for the same period in 2013, an increase of $76,000 or 61.5%. This increase is primarily attributable to a national television campaign for our Scott’s Liquid Gold® Wood Cleaner and Preservative conducted during the first and second quarters of 2014, whereas we conducted a similar television campaign only during the first quarter of 2013.

Selling expenses for the second quarter of 2014 were $1,182,700 compared to $1,184,000 for the same period in 2013, a decrease of $1,300 or 0.1%. This change is primarily attributable to changes in personnel within our sales organization starting in the first quarter of 2013 and the accrual in the second quarter of 2014 of potential performance bonus payments to personnel within our sales organization for 2014 offset, in part, by a decrease in the costs of freight out to our customers and a decrease in certain other selling expenses.

General and administrative expenses for the second quarter of 2014 were $741,800 compared to $643,800 for the same period of 2013, an increase of $98,000 or 15.2%. This increase is due primarily to the accrual in the second quarter of 2014 of potential performance bonus payments to our management and administrative support personnel for 2014 and an increase in certain professional fees.

Rental and other income for the second quarter of 2014 consisted of $3,600 in interest earned on our cash reserves. This compares to rental and other income for the second quarter of 2013, which consisted of $4,000 in interest earned on our cash reserves.

Interest expense for the second quarter of 2014 was $7,300 in administrative fees paid to Summit. Interest expense for the second quarter of 2013 was $7,000 in administrative fees paid to Summit.

Recent Developments

We have entered into a new distribution agreement with Church & Dwight (the “New Distribution Agreement”). The Company currently distributes Batiste Dry Shampoo pursuant to a distribution agreement with Church & Dwight that expires on December 31, 2014 and will continue to distribute Batiste Dry Shampoo under the terms of the existing agreement through its expiration. Following the expiration of the current distribution agreement, the New Distribution Agreement provides that the Company will be the exclusive distributor of Batiste Dry Shampoo to the specialty retailer channel in the United States, which includes primarily: beauty supply stores, such as Ulta Beauty, one of the Company’s largest customers; apparel retailers, such as Charlotte Russe and TJ Maxx; department stores; and hair salons and distributors to hair salons. Under the New Distribution Agreement, the Company will no longer sell Batiste Dry Shampoo to food, drug and mass retailers in the United States. The New Distribution Agreement has an initial term through December 31, 2016 and automatically renews for one year terms, unless terminated at the end of any such term upon 120 days prior written notice.

Liquidity and Capital Resources

Financing Agreements

Please see Note 1(f) to our Consolidated Financial Statements (Unaudited) for information on our financing agreements with Summit and Wells Fargo.

Liquidity

At June 30, 2014, we had $4.2 million in cash on hand and the full $1.5 million of capacity under our credit line with Summit was available for future borrowing. For the first six months of 2014, the primary components of working capital (exclusive of cash that was $1,085,900 more at June 30, 2014 compared to December 31, 2013) that significantly affected operating cash flows are the following: (1) net trade receivables were $482,500 more at June 30, 2014 than at December 31, 2013 due primarily to increased gross sales activity and the timing of receiving payment; (2) inventory at June 30, 2014 was $549,500 less than at December 31, 2013 due primarily to the timing of shipments to customers; and (3) accounts payable at June 30, 2014 were $28,600 less than at December 31, 2013 due primarily to the timing of payments on our inventory.

We anticipate that our existing cash, especially given the cash proceeds from the sale of our Facilities, and our cash from operations, together with our current borrowing arrangements with Summit and Wells Fargo, will be sufficient to meet our cash requirements for the next 12 months.

During the first six months of 2014, we did not make any significant capital expenditures. We do not have any significant capital expenditures planned for the remainder of 2014. During the first six months of 2013, we made total capital expenditures of approximately $160,800 as a result of the sale of our Facilities on February 1, 2013. These capital expenditures primarily included: (1) the construction of a specially designed room and sprinkler system for the storage of certain of our aerosol products necessitated when we sold the Facilities and had to vacate the building where they were previously stored; (2) the installation of a separate security system for the parts of the Facilities that we lease; and (3) the relocation of our telecom and data systems to the parts of the Facilities that we lease.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2014, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the six months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and subsequent quaterly reports on Form 10-Q, which could materially affect our business, financial condition or future results.

ITEM 6.	EXHIBITS.

Exhibit Number	Document
10.1	Customer Agreement, executed on July 16, 2014, between Church & Dwight Co., Inc. and Neoteric Cosmetics, Inc.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished, not filed.

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
Barry J. Levine
Treasurer, Chief Financial Officer and Chief Operating Officer
(Principal Financial and Chief Accounting Officer)

Date: August 14, 2014

EXHIBIT INDEX

Exhibit Number	Document
10.1	Customer Agreement, executed on July 16, 2014, between Church & Dwight Co., Inc. and Neoteric Cosmetics, Inc.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished, not filed.