Form 10-Q
period 2014-09-30
SCOTTS LIQUID GOLD INC
filed 2014-11-14
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 13, 2014, the Registrant had 11,544,789 of its common stock, $0.10 par value per share, outstanding.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS.

Consolidated Statements of Operations (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$6,211,100	$5,008,500	$17,428,900	$14,242,300
Operating costs and expenses:
Cost of sales	3,495,300	2,639,400	9,761,900	7,637,400
Advertising	61,100	70,600	460,300	489,800
Selling	1,198,100	1,092,700	3,513,300	3,374,200
General and administrative	770,200	604,400	2,182,600	2,022,600
Total operating costs and expenses	5,524,700	4,407,100	15,918,100	13,524,000
Income from operations	686,400	601,400	1,510,800	718,300
Rental and other income	31,200	8,700	43,400	30,100
Interest expense	(7,300)	(7,100)	(21,800)	(72,700)
Income before income taxes	710,300	603,000	1,532,400	675,700
Income tax expense	4,600	70,700	20,400	79,700
Net income	$705,700	$532,300	$1,512,000	$596,000
Net income per common share
Basic	$0.06	$0.05	$0.13	$0.05
Diluted	$0.06	$0.05	$0.13	$0.05
Weighted average shares outstanding:
Basic	11,537,066	11,285,910	11,495,122	11,200,470
Diluted	11,840,758	11,492,400	11,785,515	11,365,572

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

Scott’s Liquid Gold-Inc. & Subsidiaries

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,363,200	$3,126,200
Trade receivables, net	1,752,700	1,182,300
Inventories, net	3,186,100	3,211,200
Refundable income taxes	14,200	0
Prepaid expenses	222,700	269,200
Total current assets	9,538,900	7,788,900
Property, plant and equipment, net	442,300	518,200
Other assets	51,000	51,000
Total assets	$10,032,200	$8,358,100
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	792,500	860,900
Accrued payroll and benefits	692,800	553,300
Accrued property taxes	25,400	33,400
Total current liabilities	1,510,700	1,447,600
Total liabilities	1,510,700	1,447,600
Shareholders’ equity:
Common stock; $0.10 par value, authorized 50,000,000 shares; issued and outstanding 11,544,789 shares (2014) and 11,446,800 shares (2013)	1,154,500	1,144,700
Capital in excess of par	5,704,700	5,615,500
Retained earnings	1,662,300	150,300
Total shareholders’ equity	8,521,500	6,910,500
Total liabilities and shareholders’ equity	$10,032,200	$8,358,100

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$1,512,000	$596,000
Adjustment to reconcile net income to net cash used by operating activities:
Depreciation and amortization	132,900	113,800
Stock-based compensation	58,200	39,300
Loss on disposal of assets	0	7,200
Change in operating assets and liabilities:
Trade receivables	(570,400)	(391,500)
Inventories	25,100	(891,800)
Prepaid expenses and other assets	46,500	7,400
Net payments on obligations collateralized by receivables and inventory	0	(1,201,400)
Income taxes (receivable) payable	(14,200)	57,500
Accounts payable and accrued expenses	63,100	(717,200)
Total adjustments to net income	(258,800)	(2,976,700)
Net Cash Provided (Used) by Operating Activities	1,253,200	(2,380,700)
Cash flow from investing activities:
Net proceeds from sale of assets held for sale	0	8,922,600
Purchase of property, plant and equipment	(57,000)	(201,600)
Net Cash (Used) Provided by Investing Activities	(57,000)	8,721,000
Cash flow from financing activities:
Principal payments on long-term debt	0	(3,363,300)
Proceeds from exercise of stock options	40,800	77,300
Net Cash Provided (Used) by Financing Activities	40,800	(3,286,000)
Net Increase in Cash and Cash Equivalents	1,237,000	3,054,300
Cash and Cash Equivalents, beginning of period	3,126,200	253,900
Cash and Cash Equivalents, end of period	$4,363,200	$3,308,200
Supplemental disclosures:
Cash paid during the period for interest	$21,800	$41,000

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Notes to Consolidated Financial Statements (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

Note 1.	Organization and Summary of Significant Accounting Policies.
(a)	Company Background

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

The Consolidated Statements of Operations, Consolidated Balance Sheets, and the Consolidated Statements of Cash Flows included in this Report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2014 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the period ended September 30, 2014 are not necessarily indicative of the operating results for the full year.

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

The agreement provides for a factoring line up to $1.5 million and is secured primarily by accounts receivables, inventory, any lease in which we are a lessor and all investment property and guarantees by our active subsidiaries. Under the agreement, Summit will make loans at our request and in its discretion based on: (i) its purchases of our receivables, with recourse against us, at an advance rate of 85% (or such other percentage determined by Summit in its discretion) and (ii) our inventory not to exceed certain amounts, including an aggregate maximum of $500,000. Advances under the agreement have an interest rate of 1.0% over the prime rate (as published in The Wall Street Journal) for the accounts receivables portion of the advances and 2.5% over the prime rate for the inventory portion of the borrowings. At September 30, 2014, the prime rate was 3.25%.

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

At September 30, 2014 and December 31, 2013 the entire credit line of $1.5 million was available for future factoring of accounts receivable invoices and borrowings secured by our inventory.

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

On March 16, 2011, with the consent of Summit, we entered into a financing agreement with Wells Fargo Bank, National Association (“Wells Fargo”) for the purpose of further lowering the cost of borrowing associated with the financing of our accounts receivable. Pursuant to this agreement, we may sell accounts receivables from our largest customer, Wal-Mart Stores, Inc. (“Wal-Mart”), at a discount to Wells Fargo; provided, however, that Wells Fargo may reject offers to purchase such receivables in its discretion. These receivables may be purchased by Wells Fargo at a cost to us equal to LIBOR plus 1.15% per annum. The LIBOR rate used depends on the days to maturity of the receivable sold, typically ranging from 102 to 105 days. At September 30, 2014, Wells Fargo used the 104-day LIBOR rate of 0.27%.

The agreement has no fixed termination date, but continues unless terminated by either party giving 30 days prior written notice to the other party. During the nine months ended September 30, 2014 and 2013, we sold approximately $3,362,800 and $3,249,900, respectively, of our relevant accounts receivable to Wells Fargo for approximately $3,376,600 and $3,236,000, respectively. The difference between the invoiced amount of the receivable and the cash that we received from Wells Fargo is a cost to us. This cost is in lieu of any cash discount our customer would have been allowed and, thus, is treated in a manner consistent with standard trade discounts granted to our customers.

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

Inventories were comprised of the following at:

	September 30, 2014	December 31, 2013
Finished goods	$1,848,500	$1,636,500
Raw materials	1,363,900	1,621,000
Inventory reserve for obsolescence	(26,300)	(46,300)
	$3,186,100	$3,211,200

(h)	Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from three to 20 years. Production equipment and production support equipment are estimated to have useful lives of 15 to 20 years and three to 10 years, respectively. Office furniture and office machines are estimated to have useful lives of 10 to 20 years and three to five years, respectively. Carpets, drapes and company vehicles are estimated to have useful lives of five to 10 years. Maintenance and repairs are expensed as incurred. Improvements that extend the useful lives of the asset or provide improved efficiency are capitalized.

(i)	Financial Instruments

Financial instruments which potentially subject us to concentrations of credit risk include cash and cash equivalents and trade receivables. We maintain our cash balances in the form of bank demand deposits with financial institutions that we believe are creditworthy. As of September 30, 2014, and periodically throughout the year, we have maintained balances in various operating accounts in excess of federally insured limits. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. We have no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

The recorded amounts for cash and cash equivalents, receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. As of September 30, 2014 and December 31, 2013 we had no long-term debt.

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

At September 30, 2014 and December 31, 2013 approximately $856,100 and $821,700, respectively, had been reserved as a reduction of accounts receivable. Trade promotions to our customers and incentives such as coupons to our consumers are deducted from gross sales and totaled $1,706,600 and $1,411,900 for the nine months ended September 30, 2014 and 2013, respectively.

(l)	Advertising Costs

Advertising costs are expensed as incurred.

(m)	Stock-based Compensation

During the nine months ended September 30, 2014, we granted options to acquire 250,000 shares of our common stock to one of our executive officers at a price of $0.864 per share, which vest ratably over 60 months, or upon a change in control, and which expire after ten years. In addition, we granted options to acquire 35,000 shares of our common stock to our vice president of marketing at a price of $0.78 per share, options to acquire 2,500 shares of our common stock to an administrative employee at a price of $0.78 per share and options to acquire 60,000 shares of our common stock to two of our board members at a price of $0.792 per share, all of which vest ratably over 48 months, or upon a change in control, and which expire after five years. Such options were granted at 120% of the market value as of the date of grant. We also granted options to acquire 30,000 shares of our common stock to one of our board members at a price of $0.792 per share, which vested upon the date of grant, and expire after five years. Such options were also granted at 120% of the market value as of the date of grant. During the first nine months of 2013, we granted options to acquire 85,000 shares of our common stock to two executive officers at a price of $0.41 per share, an option to acquire 30,000 shares of common stock to a board member at a price of $0.55 per share, an option to acquire 15,000 shares of our common stock to a regional sales manager at a price of $0.55 per share, and an option to acquire 15,000 shares of our common stock to a regional sales manager at a price of $0.49 per share. These options which vest ratably over 48 months, or upon a change in control, and which expire after five years, were granted at 120% of the market value as of the date of grant.

The weighted average fair market value of the options granted in the first nine months of 2014 and 2013 was estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

	September 30, 2014	September 30, 2013
Expected life of options (using the “simplified” method)	4.5 - 5.5 years	4.5 years
Average risk-free interest rate	1.6% -1.7%	1.4% - 1.5%
Average expected volatility of stock	121% - 128%	139%%
Expected dividend rate	None	None
Fair value of options granted	$210,523	$58,914

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) under authoritative guidance issued by the FASB was $58,200 and $39,300 in the nine months ended September 30, 2014 and 2013, respectively. Approximately $262,300 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next 48 – 60 months, depending on the vesting provisions of the options. In accordance with this same authoritative guidance, there was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible. With respect to the non-cash expense associated with options granted to the non-employee directors, no tax benefit is recognized due to the existence of as yet unutilized net operating losses. At such time as these operating losses have been utilized and a tax benefit is realized from the issuance of non-qualified stock options, a corresponding tax benefit may be recognized.

(n)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out as selling expenses. Other selling expenses consist primarily of wages and benefits for sales and sales support personnel, travel, brokerage commissions and promotional costs, as well as certain other indirect costs. Shipping and handling costs totaled $1,090,400 and $1,050,700 for the nine months ended September 30, 2014 and 2013, respectively.

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

In August 2014, the FASB issued ASU No. 2014-015, “Presentation of Financial Statements - Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to assess, at each interim and annual reporting period, whether substantial doubt exists about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and, when necessary, provide related footnote disclosures. Management’s assessment should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. ASU 2014-15 is effective for fiscal years ending after December 15, 2016, which for the Company means the year ending December 31, 2016; however, early adoption is permitted. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows as the Company does not have any substantial doubt about the entity's ability to continue as a going concern.

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

Basic earnings per share include no dilution and are computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in our earnings. There were common stock equivalents of 397,500 and 635,303 shares outstanding at September 30, 2014 and 2013, respectively, consisting of stock options that were not included in the calculation of earnings per share because they would have been anti-dilutive.

A reconciliation of the weighted average number of common shares outstanding for the three and nine months ended September 30, 2014 and 2013 is as follows:

	2014
	Three Months	Nine Months
Common shares outstanding, beginning of the period	11,532,258	11,446,800
Weighted average common shares issued	4,808	48,322
Weighted average number of common shares outstanding	11,537,066	11,495,122
Dilutive effect of common share equivalents	303,692	290,393
Diluted weighted average number of common shares outstanding	11,840,758	11,785,515

	2013
	Three Months	Nine Months
Common shares outstanding, beginning of the period	11,271,022	10,937,000
Weighted average common shares issued	14,888	263,470
Weighted average number of common shares outstanding	11,285,910	11,200,470
Dilutive effect of common share equivalents	206,490	165,102
Diluted weighted average number of common shares outstanding	11,492,400	11,365,572

We have authorized 20,000,000 shares of preferred stock issuable in one or more series, none of which are issued or outstanding as of September 30, 2014.

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

The following provides information on our segments for the three and nine months ended September 30:

	Three Months Ended September 30,
	2014		2013
	Household Products	Skin and Hair Care Products	Household Products	Skin and Hair Care Products
Net sales to external customers	$1,427,600	$4,783,500	$1,184,600	$3,823,900
(Loss) income before income taxes	$(61,200)	$771,500	$(158,400)	$761,400
Identifiable assets	$3,997,800	$4,734,700	$3,324,300	$3,745,700

	Nine Months Ended September 30,
	2014		2013
	Household Products	Skin and Hair Care Products	Household Products	Skin and Hair Care Products
Net sales to external customers	$4,366,300	$13,062,600	$3,791,700	$10,450,600
(Loss) income before income taxes	$(441,100)	$1,973,500	$(837,000)	$1,512,700
Identifiable assets	$3,997,800	$4,734,700	$3,324,300	$3,745,700

The following is a reconciliation of segment information to consolidated information for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales to external customers	$6,211,100	$5,008,500	$17,428,900	$14,242,300
Consolidated income before income taxes	$710,300	$603,000	$1,532,400	$675,700
Identifiable assets	$8,732,500	$7,070,000	$8,732,500	$7,070,000
Corporate assets	1,299,700	1,214,000	1,299,700	1,214,000
Consolidated total assets	$10,032,200	$8,284,000	$10,032,200	$8,284,000

Corporate assets noted above are comprised primarily of our cash and investments, and property and equipment not directly associated with our manufacturing, warehousing, shipping and receiving activities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Our consolidated net sales for the first nine months of 2014 were $17,428,900 versus $14,242,300 for the first nine months of 2013, an increase of $3,186,600 or 22.4%. We saw a 43.2% increase in net sales of the skin and hair care products that we distribute for other companies and a 17.2% decrease in net sales of our own line of skin care products. We saw a 15.2% increase in net sales of our household products. The reasons for the foregoing changes in net sales of our products are described below.

Our consolidated net sales for the third quarter of 2014 were $6,211,100 versus $5,008,500 for the third quarter of 2013, an increase of $1,202,600 or 24.0%. We saw a 53.2% increase in net sales of the skin and hair care products that we distribute for other companies and a 41.1% decrease in net sales of our own line of skin care products. We saw a 20.5% increase in net sales of our household products. The reasons for the foregoing changes in net sales of our products are described below.

Our net income for the first nine months of 2014 was $1,512,000 versus net income of $596,000 in the first nine months of 2013. Our net income for the third quarter of 2014 was $705,700 versus net income of $532,300 in the third quarter of 2013. The net income for the first nine months of 2014 compared to the net income for the same period in 2013 resulted primarily from: (1) increased sales; (2) changes in our trade promotions to our customers; (3) changes in costs of sales; and (4) changes in operating expenses, as discussed below.

Summary of Results as a Percentage of Net Sales

	Year Ended December 31,	Nine Months Ended September 30,
`	2013	2014	2013
Net sales
Household products	27.7%	25.1%	26.6%
Skin and hair care products	72.3%	74.9%	73.4%
Total net sales	100.0%	100.0%	100.0%
Cost of sales	54.3%	56.0%	53.6%
Gross profit	45.7%	44.0%	46.4%
Other revenue	0.2%	0.2%	0.2%
	45.9%	44.2%	46.6%
Operating expenses	41.7%	35.3%	41.3%
Interest expense	0.4%	0.1%	0.5%
	42.1%	35.4%	41.8%
Income before income taxes	3.8%	8.8%	4.8%

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

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Comparative Net Sales

	Nine Months Ended September 30,		Percentage Increase
	2014	2013	(Decrease)
Total household products	$4,366,300	$3,791,700	15.2%
Alpha Hydrox®, Diabetic cream and other skin care products	2,607,400	3,150,200	(17.2%)
Montagne Jeunesse and Batiste Dry Shampoo	10,455,200	7,300,400	43.2%
Total skin and hair care products	13,062,600	10,450,600	25.0%
Total net sales	$17,428,900	$14,242,300	22.4%

During the first nine months of 2014, net sales of skin and hair care products accounted for 74.9% of consolidated net sales compared to 73.4% for the same period in 2013. The net sales of these products for that period were $13,062,600 in 2014 compared to $10,450,600 for the same period in 2013, an increase of $2,612,000 or 25.0%, primarily as a result of an increase in net sales of Batiste Dry Shampoo.

The net sales of our Alpha Hydrox® and other manufactured skin care products were $2,607,400 in the first nine months of 2014 versus $3,150,200 for the same period in 2013, a decrease of $542,800 or 17.2%. This decrease is primarily attributable to a decrease in the net sales of our Alpha Hydrox products resulting from one of our customers reducing the number of our products that it carries in its stores, a decrease in the sales of Alpha Hydrox products on our website, and a decrease in the number of displays of our Alpha Hydrox products sold to certain of our customers.

The net sales of Montagne Jeunesse and Batiste Dry Shampoo were $10,455,200 in the first nine months of 2014 versus $7,300,400 for the same period in 2013, an increase of $3,154,800 or 43.2%. This increase is primarily attributable to increased distribution of both Montagne Jeunesse and Batiste Dry Shampoo among new and existing customers and the improved placement of our products at existing customers.

Net sales of household products for the first nine months of 2014 accounted for 25.1% of net sales compared to 26.6% for the same period in 2013. During the first nine months of 2014, the sales of our household products were $4,366,300 as compared to $3,791,700 for the same period in 2013, an increase of $574,600 or 15.2%. The increase is attributable primarily to sales of our Scott’s Liquid Gold® Floor Restore product, which we introduced late in the fourth quarter of 2013.

We paid our customers a total of $1,706,600 in the first nine months of 2014 for trade promotions to support price features, displays, slotting fees and other merchandising of our products, versus $1,411,900 for the same period in 2013, an increase of $294,700 or 20.9%. This increase is primarily attributable to higher sales in the first nine months of 2014.

From time to time, our customers return products to us. For our household products, we permit returns only for a limited time. With regard to our skin and hair care products, returns are more frequent under an unwritten industry standard that permits returns for a variety of reasons. In the event a skin and hair care customer requests a return of a product, we will consider the request, and may grant such request in order to maintain or enhance our relationship with the customer, even in the absence of an enforceable right of the customer to do so. Typically, customers that return products to us take a credit on our invoice equal to the original sale price plus a handling charge ranging from 8-10% of the original sales price. Our product returns (as a percentage of net sales) were 0.4% percent for the first nine months of 2014 compared to 0.9% for the same period in 2013. The decrease is primarily attributable to one of our customers returning Diabetic shampoo from certain of its stores that will no longer carry our Diabetic shampoo in the first nine months of 2013, which occurred to a lesser extent during the same time period in 2014.

On a consolidated basis, cost of sales was $9,761,900 during the first nine months of 2014 compared to $7,637,400 for the same period in 2013, an increase of $2,124,500 or about 27.8%, on a net sales increase of 22.4%. As a percentage of consolidated net sales, cost of sales was 56.0% in the first nine months of 2014 versus 53.6% for the same period in 2013.

As a percentage of net sales of our skin and hair care products, the cost of sales for our skin and hair care products increased to 57.1% in the first nine months of 2014 as compared to 52.9% for the same period in 2013. This increase reflects primarily a higher percentage of net sales of the skin and hair care products that we distribute for other companies, which have a higher cost than the skin care products that we manufacture.

As a percentage of net sales of our household products, the costs of sales for our household products decreased to 52.7% in the first nine months of 2014 as compared to 55.6% for the same period in 2013. This decrease is primarily attributable to a reduction in our costs for certain raw materials.

Operating Expenses, Interest Expense and Other Income

	Nine Months Ended September 30,		Percentage Increase
	2014	2013	(Decrease)
Operating Expenses
Advertising	$460,300	$489,800	(6.0%)
Selling	3,513,300	3,374,200	4.1%
General and administrative	2,182,600	2,022,600	7.9%
Total operating expenses	$6,156,200	$5,886,600	4.6%
Rental and Other Income	$43,400	$30,100	44.2%
Interest Expense	$21,800	$72,700	(70.0%)

Our operating expenses increased by $269,600 or 4.6% in the first nine months of 2014 when compared to the same period in 2013. These expenses consist primarily of advertising, selling, and general and administrative expenses, which are discussed below.

Advertising expenses for the first nine months of 2014 were $460,300 compared to $489,800 for the same period in 2013, a decrease of $29,500 or 6.0%. This decrease is primarily attributable to doing a national coupon program in the first nine months of 2013 as part of a national television campaign for our Scott’s Liquid Gold® Wood Cleaner and Preservative. Although we did a national television campaign in the first nine months of 2014, we did not do a national coupon program.

Selling expenses for the first nine months of 2014 were $3,513,300 compared to $3,374,200 for the same period in 2013, an increase of $139,100 or 4.1%. This increase is primarily attributable to changes in personnel within our sales organization starting in the second quarter of 2013 and the accrual in the second and third quarters of 2014 of potential performance bonus payments to personnel within our sales organization for 2014 offset, in part, by a decrease in the costs of freight out to our customers.

General and administrative expenses for the first nine months of 2014 were $2,182,600 compared to $2,022,600 for the same period of 2013, an increase of $160,000 or 7.9%. This change is primarily attributable to the accrual in the second and third quarters of 2014 of potential performance bonus payments to our management and administrative support personnel for 2014 offset, in part, by incurring expenses in the first quarter of 2013 related to the sale of our land and office, warehouse and manufacturing buildings in Denver, Colorado (collectively, the “Facilities”) on February 1, 2013 and the need to incur a non-cash expense for brokerage commissions relating to the leasing of office space in the Facilities that were previously capitalized on our balance sheet.

Rental and other income for the first nine months of 2014 of $43,400 included a $27,600 refund of an old and previously written off deposit, $0 of net rental receipts and $10,700 in interest earned on our cash reserves. This compares to total rental and other income for the first nine months of 2013 of $30,100 which included $11,000 of net rental receipts and $10,900 in interest earned on our cash reserves. The decrease in rental income is a result of the sale of our Facilities, part of which were being leased to unaffiliated tenants.

Interest expense for the first nine months of 2014 was $21,800 in administrative fees paid to Summit. Interest expense for the first nine months of 2013 was $72,700 and included $24,500 in administrative fees paid to Summit and a one-time non-cash charge of $31,700 to expense capitalized loan fees in connection with the sale of the Facilities. The decrease in interest expense is due to us paying off our mortgage as a result of the sale of our Facilities and maintaining since that time a zero balance on our line of credit with Summit.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Comparative Net Sales

	Three Months Ended September 30,		Percentage Increase
	2014	2013	(Decrease)
Total household products	$1,427,600	$1,184,600	20.5%
Alpha Hydrox®, Diabetic cream and other skin care products	670,600	1,138,700	(41.1%)
Montagne Jeunesse and Batiste Dry Shampoo	4,112,900	2,685,200	53.2%
Total skin and hair care products	4,783,500	3,823,900	25.1%
Total net sales	$6,211,100	$5,008,500	24.0%

During the third quarter of 2014, net sales of skin and hair care products accounted for 77.0% of consolidated net sales compared to 76.3% for the same period in 2013. The net sales of these products for that period were $4,783,500 in 2014 compared to $3,823,900 for the same period in 2013, an increase of $959,600 or 25.1%, primarily as a result of an increase in net sales of Batiste Dry Shampoo.

The net sales of our Alpha Hydrox® and other manufactured skin care products were $670,600 in the third quarter of 2014 versus $1,138,700 for the same period in 2013, a decrease of $468,100 or 41.1%. This decrease is primarily attributable to a decrease in the net sales of our Alpha Hydrox products resulting from one of our customers reducing the number of our products that it carries in its stores, a decrease in the sales of Alpha Hydrox products on our website, and a decrease in the number of displays of our Alpha Hydrox products sold to certain of our customers.

The net sales of Montagne Jeunesse and Batiste Dry Shampoo were $4,112,900 in the third quarter of 2014 versus $2,685,200 for the same period in 2013, an increase of $1,427,700 or 53.2%. This increase is primarily attributable to increased distribution of both Montagne Jeunesse and Batiste Dry Shampoo among new and existing customers and the improved placement of our products at existing customers.

Net sales of household products for the third quarter of 2014 accounted for 23.0% of net sales compared to 23.7% for the same period in 2013. During the third quarter of 2014, the sales of our household products were $1,427,600 as compared to $1,184,600 for the same period in 2013, an increase of $243,000 or 20.5%. The increase is attributable primarily to sales of our Scott’s Liquid Gold® Floor Restore product, which we introduced late in the fourth quarter of 2013.

We paid our customers a total of $616,400 in the third quarter of 2014 for trade promotions to support price features, displays, slotting fees and other merchandising of our products, versus $418,700 for the same period in 2013, an increase of $197,700 or 47.2%. This increase is primarily attributable to higher sales in the third quarter of 2014.

From time to time, our customers return products to us. For our household products, we permit returns only for a limited time. With regard to our skin and hair care products, returns are more frequent under an unwritten industry standard that permits returns for a variety of reasons. In the event a skin and hair care customer requests a return of a product, we will consider the request, and may grant such request in order to maintain or enhance our relationship with the customer, even in the absence of an enforceable right of the customer to do so. Typically, customers that return products to us take a credit on our invoice equal to the original sale price plus a handling charge ranging from 8-10% of the original sales price. Our product returns (as a percentage of net sales) were 0.1% percent for the third quarter of 2014 compared to 0.9% for the same period in 2013. The decrease is primarily attributable to one of our customers returning Diabetic shampoo from certain of its stores that will no longer carry our Diabetic shampoo in the first nine months of 2013, which also occurred to a lesser extent during the same time period in 2014.

On a consolidated basis, cost of sales was $3,495,300 during the third quarter of 2014 compared to $2,639,400 for the same period in 2013, an increase of $855,900 or about 32.4%, on a net sales increase of 24.0%. As a percentage of consolidated net sales, cost of sales was 56.3% in the third quarter of 2014 versus 52.7% for the same period in 2013.

As a percentage of net sales of our skin and hair care products, the cost of sales for our skin and hair care products increased to 56.5% in the third quarter of 2014 as compared to 51.2% for the same period in 2013. This increase reflects primarily a higher percentage of net sales of the skin and hair care products that we distribute for other companies, which have a higher cost than the skin care products that we manufacture.

As a percentage of net sales of our household products, the costs of sales for our household products decreased to 55.5% in the third quarter of 2014 as compared to 57.4% for the same period in 2013. This decrease is primarily attributable to a reduction in our costs for certain raw materials.

Operating Expenses, Interest Expense and Other Income

	Three Months Ended September 30,		Percentage Increase
	2014	2013	(Decrease)
Operating Expenses
Advertising	$61,100	$70,600	(13.5%)
Selling	1,198,100	1,092,700	9.6%
General and administrative	770,200	604,400	27.4%
Total operating expenses	$2,029,400	$1,767,700	14.8%
Rental and Other Income	$31,200	$8,700	258.6%
Interest Expense	$7,300	$7,100	2.8%

Our operating expenses increased by $261,700 or 14.8% in the third quarter of 2014 when compared to the same period in 2013. These expenses consist primarily of advertising, selling, and general and administrative expenses, which are discussed below.

Advertising expenses for the third quarter of 2014 were $61,100 compared to $70,600 for the same period in 2013, a decrease of $9,500 or 13.5%.

Selling expenses for the third quarter of 2014 were $1,198,100 compared to $1,092,700 for the same period in 2013, an increase of $105,400 or 9.6%. This change is primarily attributable to changes in personnel within our sales organization starting in the second quarter of 2013 and the accrual in the third quarter of 2014 of potential performance bonus payments to personnel within our sales organization for 2014 offset, in part, by a decrease in the costs of freight out to our customers and a decrease in certain other selling expenses.

General and administrative expenses for the third quarter of 2014 were $770,200 compared to $604,400 for the same period of 2013, an increase of $165,800 or 27.4%. This increase is due primarily to the accrual in the third quarter of 2014 of potential performance bonus payments to our management and administrative support personnel for 2014 and an increase in certain professional fees.

Rental and other income for the third quarter of 2014 of $31,200 included a $27,600 refund of an old and previously written off deposit and $3,600 in interest earned on our cash reserves. This compares to rental and other income for the third quarter of 2013 of $8,700, which consisted of $4,000 in interest earned on our cash reserves.

Interest expense for the third quarter of 2014 was $7,300 in administrative fees paid to Summit. Interest expense for the third quarter of 2013 was $7,100 in administrative fees paid to Summit.

Liquidity and Capital Resources

Financing Agreements

Please see Note 1(f) to our Consolidated Financial Statements (Unaudited) for information on our financing agreements with Summit and Wells Fargo.

Liquidity

At September 30, 2014, we had $4.4 million in cash on hand and the full $1.5 million of capacity under our credit line with Summit was available for future borrowing. For the first nine months of 2014, the primary components of working capital (exclusive of cash that was $1,237,000 more at September 30, 2014 compared to December 31, 2013) that significantly affected operating cash flows are the following: (1) net trade receivables were $570,400 more at September 30, 2014 than at December 31, 2013 due primarily to increased gross sales activity and the timing of receiving payment; (2) inventory at September 30, 2014 was $25,100 less than at December 31, 2013 due primarily to the timing of shipments to customers; and (3) accounts payable at September 30, 2014 were $68,400 less than at December 31, 2013 due primarily to the timing of payments on our inventory.

We anticipate that our existing cash and our cash from operations, together with our current financing arrangements with Summit and Wells Fargo, will be sufficient to meet our cash requirements for the next 12 months.

During the first nine months of 2014, we did not make any significant capital expenditures. We do not have any significant capital expenditures planned for the remainder of 2014. During the first nine months of 2013, we made total capital expenditures of approximately $160,800 as a result of the sale of our Facilities on February 1, 2013. These capital expenditures primarily included: (1) the construction of a specially designed room and sprinkler system for the storage of certain of our aerosol products necessitated when we sold the Facilities and had to vacate the building where they were previously stored; (2) the installation of a separate security system for the parts of the Facilities that we lease; and (3) the relocation of our telecom and data systems to the parts of the Facilities that we lease.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of September 30, 2014, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the nine months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and subsequent quarterly reports on Form 10-Q, which could materially affect our business, financial condition or future results.

ITEM 6.	EXHIBITS.

Exhibit Number	Document
10.1	Exclusive Distribution Agreement, executed on September 10, 2014, between Montagne Jeunesse International Limited and Neoteric Cosmetics, Inc.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished, not filed.

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
Barry J. Levine
Treasurer, Chief Financial Officer and Chief Operating Officer
(Principal Financial and Chief Accounting Officer)

Date: November 14, 2014

EXHIBIT INDEX

Exhibit Number	Document
10.1	Exclusive Distribution Agreement, executed on September 10, 2014, between Montagne Jeunesse International Limited and Neoteric Cosmetics, Inc.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished, not filed.