Form 10-K
period 2014-12-31
SCOTTS LIQUID GOLD INC
filed 2015-03-30
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the issuer was $3,270,618 on June 30, 2014.

As of March 30, 2015, there were 11,576,539 shares of common stock, $0.10 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be filed within 120 days after December 31, 2014.

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of U.S. federal securities laws. All statements, other than statements of historical facts, included in this Report that address activities, events, or developments with respect to our financial condition, results of operations, or economic performance that we expect, believe, or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements. You can typically identify forward-looking statements by the use of words, such as “may,” “could,” “should,” “assume,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “potential,” “plan,” and other similar words. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and our performance inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to:

•	changing consumer preferences and the continued acceptance of each of our significant products in the marketplace;
•	the degree of success of any new product or product line introduction by us;
•	competitive factors, including any decrease in distribution of (i.e., retail stores carrying) our significant products;
•	continuation of our distributorship agreement for Montagne Jeunesse skin care products and Batiste Dry Shampoos;
•	the need for effective advertising and marketing of our products and limited resources available for such advertising and marketing;
•	new competitive products and/or technological changes;
•	dependence upon third party vendors and upon sales to major customers;
•	the availability of necessary raw materials and potential increases in the prices of these raw materials;
•	changes in the regulation of our products, including applicable environmental and U.S. Food And Drug Administration (“FDA”) regulations;
•	the continuing availability of financing on terms and conditions that are acceptable to us;
•	future losses which could affect our liquidity;
•	the loss of any executive officer; and
•	other matters discussed in this Report, including the risks described in the Risk Factors section of this Report.

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

General

Scott’s Liquid Gold-Inc., a Colorado corporation, was incorporated on February 15, 1954. Through our wholly-owned subsidiaries, we develop, manufacture, market and sell quality household and skin and hair care products. These products include:

•	Scott’s Liquid Gold®, our wood cleaner and preservative that has been sold in the United States for over 60 years;
•	Alpha Hydrox®, our skin care brand, which was one of the first to use alpha hydroxy acids (“AHAs”);
•	Our Neoteric Diabetic® products which were specially developed to address the skin conditions of persons living with diabetes;
•	Montagne Jeunesse face masque sachets, which are manufactured by another company and distributed exclusively by us in the United States under a distribution agreement with the manufacturer; and
•

Batiste Dry Shampoo, which is manufactured by another company and distributed exclusively by us to the specialty retailer channel in the United States under a distribution agreement with the manufacturer.

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

Strategy

We are focused on strategies that we believe will enhance our long-term financial health and deliver long-term shareholder value. In order to achieve these objectives, we plan to generate continued growth of our existing brands and products, as well as pursue new opportunities to develop, acquire or distribute new brands and products. We believe that we made substantial progress on increasing our profitability and increasing the value of our common stock during 2014.

For 2015, we plan to pursue the following primary goals: (1) continue to increase sales by strengthening and broadening consumer awareness of our products; (2) continue to add additional products to the mix of products that one or more of our existing major customers already buy from us; and (3) continue to obtain new distribution of our products at retailers that currently do not buy products from us. In order to achieve these goals, we have made a strategic decision to, among other things, increase our advertising and marketing spending in 2015 compared to 2014.  We believe it is necessary and in our long-term best interests for us to make a significant investment in 2015 in the brands and products that we own. As part of this investment, during 2015, we plan to reposition our Alpha Hydrox® and Neoteric Diabetic® skin care products in the marketplace and make certain packaging changes to our Scott’s Liquid Gold® Wood Cleaner and Preservative products. We do not expect to recognize in 2015 the full benefits of the investments that we are making in 2015. Instead, we anticipate to see the positive benefits to occur over future periods.

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

Household products accounted for 24.2% of our consolidated net sales in 2014 and 27.7% in 2013. We continually evaluate potential new household products to be developed, acquired, manufactured and/or distributed by us.

Skin and Hair Care Products

In 1992, we began to develop, manufacture, market and sell skin care products under the trade name of Alpha Hydrox®. These products include facial care products, a body lotion, a body wash and a foot cream. Our Alpha Hydrox® skin care brand was one of the first to use AHAs. Products containing AHAs gently slough off dead skin cells to promote a healthier, more youthful appearance and help to diminish fine lines and wrinkles.

Our first Neoteric Diabetic® product was a healing skin cream introduced in 2001 and a subsequent product was a shampoo and scalp care product introduced in 2011. Both of these products were developed to address the skin conditions of persons living with diabetes, caused by poor blood circulation. Our healing cream is a therapeutic moisturizer that provides a clinically proven and patented treatment for dry skin by helping to increase blood circulation and speed the healing of minor scrapes and cuts. Our shampoo and scalp care product helps to soothe the discomfort of dryness, flaking and itching of the scalp while gently cleaning the hair.

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

In the fourth quarter of 2009, we became the exclusive distributor in the United States for Batiste Dry Shampoo with the exception of certain warehouse stores and governmental entities. Our new distribution agreement with the manufacturer of Batiste Dry Shampoo, Church & Dwight Co. Inc. (“Church & Dwight”), went into effect on January 1, 2015. Under the new distribution agreement we continue as an exclusive distributor in the United States of Batiste Dry Shampoo, but are limited to the specialty retailer channel.  The specialty retailer channel includes primarily beauty supply stores, such as Ulta Salon, Cosmetics & Fragrance, Inc. (“Ulta”), our largest customer, apparel retailers, department stores, hair salons and distributors to hair salons. Dry shampoo is a quick and convenient way to refresh hair between washes. Batiste was one of the innovators of dry shampoo. We believe that there is a large and fast-growing market for dry shampoo. See “Manufacturing and Suppliers” in this Item 1 below for information on the terms of our agreement with Church & Dwight.

Skin and hair care products accounted for 75.8% of our consolidated net sales in 2014 and 72.3% in 2013. We continually evaluate potential new skin and hair care products as well as other beauty care products to be developed, acquired, manufactured and/or distributed by us.

Marketing and Distribution

We primarily market our products through: (1) trade promotions to support price features, displays, slotting fees and other merchandising of our products by our retail customers; (2) consumer incentives such as coupons and rebates; and (3) consumer marketing in print, social and digital media and television advertising.

Our products are sold nationally, both directly through our sales force and indirectly through independent brokers and manufacturers’ representatives, to mass marketers, drugstores, supermarkets, hardware stores and other retail outlets and to wholesale distributors.

In 2014 and 2013, Ulta accounted for approximately 26% and 23%, respectively, of our skin and hair care products and approximately 20% and 17% of our aggregate net sales on a consolidated basis in 2014 and 2013, respectively. In both 2014 and 2013, Wal-Mart Stores, Inc. (“Wal-Mart”) accounted for approximately 36% of our sales of household products. With regard to our skin and hair care products, Wal-Mart accounted for approximately 12% and 16% of our sales in 2014 and 2013, respectively. Wal-Mart accounted for approximately 18% and 21% of our aggregate net sales on a consolidated basis in 2014 and 2013, respectively.

As is typical in our industry, we do not have a long-term contract with Wal-Mart, Ulta or any other retail customer.

We also use our Scott’s Liquid Gold and Neoteric Cosmetics websites for sales of our products directly to consumers. Such sales accounted for approximately 5% and 7% of total sales in 2014 and 2013, respectively.

Our household and skin and hair care products are available in limited distribution in Canada and other foreign countries. Please see Note 8 to our Consolidated Financial Statements in Item 8 for information regarding our sales in foreign countries. Currently, foreign sales are made to distributors who are responsible for the marketing of the products, and we are paid for these products in United States dollars.

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

Manufacturing and Suppliers

We owned all of our manufacturing facilities until February 1, 2013, when we sold the facilities and entered into a lease with the new owner for a portion of the facilities. Please see Note 12 to our Consolidated Financial Statements in Item 8 for information on the sale of our facilities and our leasing back certain of the manufacturing facilities that we sold. We own and operate all of our manufacturing equipment. We manufacture all of our products with the exception of the following products: (1) those products for which we act as a distributor; and (2) our Scott’s Liquid Gold® Dust ’N Go wipes. For all of our products, we must maintain sufficient inventories to ship most orders as they are received.

Quality control is enforced at all stages of production, as well as upon the receipt of raw materials from suppliers. Raw materials are purchased from a number of suppliers and, at the present time, are readily available. However, we do not have long term contracts with our suppliers and any contracts we do have with suppliers may be terminated at any time. Our sole supplier for the oxygenated oil used in our Neoteric Diabetic® skin care products is a French company with which we have a non-exclusive supply agreement. In addition, we have sole suppliers for two of the polymers used in our Scott’s Liquid Gold® Floor Restore product. We believe that we have good relationships with all of our suppliers.

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

In 2001, our wholly-owned subsidiary, Neoteric Cosmetics, Inc. (“Neoteric”), commenced purchases of skin care sachets from Montagne Jeunesse under a distributorship agreement covering the United States. Pursuant to our new distribution agreement with Montagne Jeunesse that became effective on September 15, 2014, we continue as the exclusive distributor to market and sell Montagne Jeunesse’s skin care sachets in the United States. The initial term of the new agreement expires on September 15, 2017 and automatically renews for two year terms, unless terminated at the end of any such term upon six months prior notice.

Under the terms of the agreement, Neoteric agreed, among other things: (1) not to distribute during the duration of the agreement any goods of the same description as and which compete with the Montagne Jeunesse products; (2) to use our commercially reasonable endeavors to develop, promote and sell the products in the United States and to expand the sale of the products to all potential purchasers by all reasonable and proper means; (3) to purchase certain core products; and (4) to maintain an inventory of the products for our own account for sale of these products throughout the United States. Montagne Jeunesse agreed to use commercially reasonable efforts to meet all of our orders for the products. The initial pricing terms for the products were negotiated with Montagne Jeunesse. Any changes to the prices must be mutually agreed to by both parties and must be agreed to at least six months in advance. Neoteric may not assign or transfer any rights or obligations under the agreement or subcontract the performance of any obligation.

Under our new distribution agreement with Church & Dwight that became effective on January 1, 2015, we are the exclusive distributor of Batiste Dry Shampoo products in the specialty retailer channel in the United States. The specialty retailer channel includes primarily beauty supply stores, such as Ulta, our largest customer, apparel retailers, department stores, hair salons and distributors to hair salons. Church & Dwight retained the rights to sell Batiste products to the remainder of the market in the United States.

The agreement provides that we will not be permitted to manufacture, distribute or sell any products that are competitive with Batiste Dry Shampoo products. The initial pricing terms for the Batiste products were negotiated with Church & Dwight, but may be increased by Church & Dwight at any time upon 90 days’ prior written notice of any price increase. The initial term of the agreement runs through December 31, 2016 and will automatically renew for successive one year terms until it is terminated by either party upon 120 days’ prior written notice.

Competition

Both the household and skin and hair care products markets are highly competitive. We compete in both markets against a range of competitors, most of which are significantly larger and have greater financial resources, name recognition and product and market diversification than us. We compete in both categories primarily on the basis of quality and the distinguishing characteristics of our products. The wood care and air freshener product categories are dominated by three to five companies that are significantly larger than us and each of these competitors produces several competing products. In the skin and hair care category, several of our competitors are significantly larger than us and each of these competitors produces several competing products. Some of these companies also manufacture products with AHAs with which our Alpha Hydrox® products must compete.

Regulation

We are subject to various federal, state and local laws and regulations that pertain to the types of consumer products that we manufacture and sell. Many chemicals used in consumer products, some of which are used in several of our product formulations, have come under scrutiny by various state governments and the Federal government. These chemicals are called volatile organic compounds (“VOCs”), which arguably contribute to the formation of ground level ozone. Many states as well as the Federal government have passed regulations that limit the amount of VOCs allowed in various categories of consumer products. All of our products currently meet the most stringent VOC regulations and may be sold throughout the United States. Any new or revised VOC regulations developed by various states or the Federal government may apply to our products and could potentially require reformulation of those products in the future. Limitation of VOC content in consumer products by both state and Federal governments will continue to be part of regulatory efforts to achieve compliance with clean air regulations. We continue to monitor all environmental regulatory activities and believe that we have done all that is necessary to satisfy the current requirements of the Federal Clean Air Act and the laws of various state governments.

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

The FDA’s National Center for Toxicological Research has periodically been investigating the effect of long term exposure to AHAs since 2003. On December 31, 2003, the FDA published a call for data on certain ingredients in various products, including AHAs that are part of wrinkle remover products. Manufacturers were asked to submit any data supporting the reclassification of these cosmetic products as over-the-counter drugs. In January 2005, the FDA issued final guidance to the effect that products containing AHAs should alert users that those products may increase skin sensitivity to sun and possible sunburn and the steps to avoid such consequences. On March 20, 2014, the FDA published a set of Q&As that dealt with both long term exposure and drug/cosmetic issues.

In the 2014 Q&As, the FDA restated its traditional position that certain AHA products intended for therapeutic use, such as acne treatments or skin lighteners, are considered drugs. However, the FDA also confirmed that other AHA products, including those marketed by us, are considered cosmetics and therefore are not subject to more stringent regulations applicable to drugs. The Q&A also reported on the results of two studies on the issue of skin damage caused by UV rays, and the potential photocarcinogenicity of AHA products. The studies concluded that applying AHA products to the skin resulted in increasing UV sensitivity, but that the effect was completely reversible. In addition another study on potential photocarcinogenesis found that AHA products had no effect on the process. Accordingly, we believe we are appropriately marketing our products as cosmetics, and our labeling fully complies with the FDA’s guidance.

Our advertising is subject to regulation under the Federal Trade Commission Act and related regulations, which prohibit false and misleading claims in advertising. We believe that all of our labeling and promotional materials comply with these regulations.

Employees

We employ 65 people of which 25 full-time and two part-time work in plant and production related functions and 38 work in administrative, sales and advertising functions. No contracts exist between us and any union. We monitor wage and salary rates in the Rocky Mountain area and pursue a policy of providing competitive compensation to our employees. The compensation of our executive officers is subject to annual review by the Compensation Committee of our Board of Directors. Additional benefits that we provide for our employees include medical, vision and dental plans, short-term disability, life insurance, a 401(k) plan with matching contributions for employees earning $35,000 or less per annum and an employee stock ownership (ESOP) plan. We consider our employee relations to be satisfactory.

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

During 2014 and 2013, our expenditures for research and development were insignificant.

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

Prior to 2013, we experienced significant losses over an extended number of years. These losses resulted primarily from declining sales of our skin care products and our primary household products as well as the costs and expenses associated with our ownership of our facilities. Maintaining or increasing our revenues is uncertain and involves a number of factors, including consumer acceptance of our products, distribution of our products and other matters described below. Due to our new distribution agreement with Church & Dwight for Batiste Dry Shampoo products that became effective January 1, 2015, our sales and profitability of these products in 2015 and 2016 could be significantly less than in 2014.

Our cash flow is dependent upon operating cash flow, available cash and available funds under our financing agreements with Summit Financial Resources, L.P. (“Summit”) and Wells Fargo Bank, National Associations (“Wells Fargo”).

Because we are dependent on our operating cash flow, any loss of a significant customer, any further decreases in the distribution of our skin and hair care or household products, new competitive products affecting sales levels of our products or any significant expense not included in our internal budget could result in the need to raise cash. Our agreement with Summit has a term that expires on January 1, 2016, but it may be renewed for additional 12 month periods unless either party elects to cancel in writing at least 60 days prior to January 1, 2016 and thereafter on the anniversary date of each 12 month period. On March 16, 2011, with the consent of Summit, we entered into an agreement that enables us to sell the receivables of one of our largest customers, Wal-Mart, to Wells Fargo. Except for these agreements, we have no arrangements for any external financing of debt or equity, and any such financing may not be available on acceptable terms. In order to improve our operating cash flow, we need to continue to increase our revenues and/or further reduce our costs.

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

We have limited resources to promote our products with effective advertising and marketing.

We believe the growth of our net sales is substantially dependent upon our ability to introduce our products to current and new consumers through advertising and marketing. At present, we have limited resources compared to many of our competitors to spend on advertising and marketing. Advertising and marketing can be important in reaching consumers, although the effectiveness of any particular advertisement and marketing cannot be predicted. Additionally, we may not be able to obtain optimal effectiveness at our current advertising and marketing budget even though we made a strategic decision to increase our advertising and marketing spending in 2015 compared to 2014.  Our limited resources to promote our products through advertising and marketing may adversely affect our net sales and operating performance.

Maintaining or increasing our revenues is dependent, in part, on the introduction of new products that are successful in the marketplace.

If we are not successful in making ongoing sales of our newer products to retail stores or these products are not well received by consumers, our revenues could be materially and adversely affected. In particular, our operating results for 2015 could be significantly affected by the performance of our Scott’s Liquid Gold® Floor Restore product that we introduced late in the fourth quarter of 2013.  It is too early to judge the success of this product in the marketplace.

A loss of one or more of our major customers could have a material adverse effect on our product sales.

For more than a majority of our sales, we are dependent upon sales to a small number of major retail customers, including Ulta, which is our largest customer and Wal-Mart, which is our second largest customer. The easy access of consumers to our products is dependent upon these major retail stores and other retail stores carrying our products. The willingness of these customers (i.e., retail stores) to carry any of our products depends on various factors, including the level of sales of the product at their stores. Any declines in sales of a product to consumers can result in the loss of retail stores and a corresponding decrease in the distribution of the product. It is uncertain whether the consumer base served by these stores would purchase our products at other retail stores. In the past, sales of our products have been affected by retail stores which discontinue a product or carry the product in fewer stores.

A significant part of our sales of skin and hair care products are represented by the Montagne Jeunesse sachet products and Batiste Dry Shampoo products, both of which depend upon the continuation of our distributorship agreements with the manufacturers of these products.

If our agreements with Montagne Jeunesse or Church & Dwight are terminated, we will no longer be able to distribute Montagne Jeunesse or Batiste Dry Shampoo products and sales in our skin and hair care segment would be adversely affected. Please see “Manufacturing and Suppliers” in Item 1 for information on the terms of our agreements with Montagne Jeunesse and Church & Dwight.

We face the risk that raw materials for our products may not be available or that costs for these materials will increase, thereby affecting either our ability to manufacture the products or our gross margin on the products.

We obtain our raw materials from third party suppliers, three of which are sole source suppliers. We have no long term contracts with our suppliers, and, if a contract exists, it is subject to termination or cost increases. We may not have sufficient raw materials for production of products manufactured by us if there is a shortage in raw materials or one of our suppliers terminates our relationship. In addition, changing suppliers could involve delays that restrict our ability to manufacture or buy products in a timely manner to meet delivery requirements of our customers. Our suppliers of products which we distribute can also be subject to the same risk with their vendors.

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

Until February 1, 2013, we owned real property, buildings and related improvements located in Denver, Colorado consisting of four connected buildings and a parking garage (approximately 241,684 square feet in total) and about 16.3 acres of land (the “Property”). These buildings range in age from approximately 16 to 39 years (126,600 square feet having been added in 1995 and 1996). We sold the Property on February 1, 2013 and leased the portion of the Property used by our facilities back from the purchaser. Our facilities house our corporate headquarters and all of our manufacturing and warehouse operations, which are used by both of our operating segments. Until the sale of the Property on February 1, 2013, it served as collateral for a $5.2 million bank loan. Please see Note 12 to our Consolidated Financial Statements in Item 8 for information on the sale of our Property, the leasing back of certain of the facilities that we sold and the repayment of our bank loan. We believe that our current leased space will provide capacity for growth for the foreseeable future.

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

2014 Three Months Ended			2013 Three Months Ended
	High	Low		High	Low
March 31	$0.80	$0.55	March 31	$0.38	$0.26
June 30	$0.73	$0.52	June 30	$0.46	$0.24
September 30	$0.79	$0.64	September 30	$0.50	$0.38
December 31	$0.96	$0.70	December 31	$0.65	$0.41

Shareholders

As of March 30, 2015, based on inquiry, we had approximately 730 shareholders of record.

Dividends

We did not pay any cash dividends during the two most recent fiscal years. No decision has been made as to future dividends.

Equity Plans

The following table provides, as of December 31, 2014, information regarding our 2005 Stock Option Plan. We also have an employee stock ownership plan which invests only in our common stock, but which is not included in the table below.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	918,969	$0.53	2,081,031
Equity compensation plans not approved by security holders	0	0	0
Total	918,969	$0.53	2,081,031

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our reserve for customer allowances includes primarily reserves for trade promotions to support price features, displays, slotting fees and other merchandising of our products to our customers. The actual level of returns and customer allowances are influenced by several factors, including the promotional efforts of our customers, changes in the mix of our customers, changes in the mix of the products we sell and the maturity of the product. We may change our estimates based on actual results and consideration of other factors that cause returns and allowances. In the event that actual results differ from our estimates, the results of future periods may be impacted.

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

Income Taxes

As of December 31, 2014, we have net deferred income tax assets of approximately $3,379,100 which primarily relate to net operating loss carryforwards, expenses that are not yet deductible for tax purposes and tax credit carryforwards. These assets are offset by deferred income tax liabilities for differences in the book and tax bases of property and equipment. The net deferred tax asset is fully reserved by a valuation allowance. The valuation allowance represents our determination that, more likely than not, we will be unable to realize the value of such assets at this time due to the uncertainty of future profitability.

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

Recently Adopted Accounting Standards

In August 2014, the FASB issued ASU No. 2014-015, “Presentation of Financial Statements - Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to assess, at each interim and annual reporting period, whether substantial doubt exists about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and, when necessary, provide related footnote disclosures. Management’s assessment should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. ASU 2014-15 is effective for fiscal years ending after December 15, 2016, which for the Company means the year ending December 31, 2016; however, early adoption is permitted. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows as the Company does not have any substantial doubt about its ability to continue as a going concern.

Results of Operations

Our consolidated net sales for 2014 were $24,343,600 compared to $19,292,200 for 2013, an increase of $5,051,400 or 26.2%. We saw a 56.8% increase in net sales of the skin and hair care products that we distribute for other companies and a 26.8% decrease in net sales of our own line of skin care products. We saw a 10.4% increase in net sales of our household products. The reasons for the foregoing changes in net sales of our products are described below.

Our net income for 2014 was $2,093,400 compared to a net income of $643,900 for 2013, an increase of $1,449,500 or 225.1%. The increase in net income for 2014 compared to the net income for 2013 resulted primarily from: (1) increased sales; (2) changes in our trade promotions to our customers; (3) changes in costs of sales; and (4) changes in operating expenses, as discussed below.

Summary of Results as a Percentage of Net Sales

	Year Ended December 31,
	2014	2013
Net sales
Household products	24.2%	27.7%
Skin and hair care products	75.8%	72.3%
Total net sales	100.0%	100.0%
Cost of sales	56.2%	54.3%
Gross profit	43.8%	45.7%
Other revenue	0.2%	0.2%
	44.0%	45.9%
Operating expenses	35.1%	41.7%
Interest expense	0.1%	0.4%
	35.2%	42.1%
Income before taxes	8.8%	3.8%

Our gross margins may not be comparable to those of other companies that include all of the costs related to their distribution network in cost of sales because we, like some other companies, exclude a portion of these costs (i.e., freight out to customers) from gross margin. Instead, we include them as part of selling expenses. See Note 1(n) to our Consolidated Financial Statements in Item 8.

Comparative Net Sales

	Year Ended December 31,		Percentage Increase
	2014	2013	(Decrease)
Scott’s Liquid Gold® and other household products	$5,890,200	$5,335,500	10.4%
Total household products	5,890,200	5,335,500	10.4%
Alpha Hydrox® , Diabetic cream and shampoo and other skin care products	3,005,400	4,105,000	(26.8%)
Montagne Jeunesse and Batiste Dry Shampoo	15,448,000	9,851,700	56.8%
Total skin and hair care products	18,453,400	13,956,700	32.2%
Total net sales	$24,343,600	$19,292,200	26.2%

During 2014, net sales of skin and hair care products accounted for 75.8% of consolidated net sales compared to 72.3% in 2013. The net sales of these products were $18,453,400 in 2014 compared to $13,956,700 in 2013, an increase of $4,496,700 or 32.2%.

The net sales of our Alpha Hydrox®, Neoteric Diabetic® and other manufactured skin care products were $3,005,400 in 2014 compared to $4,105,000 in 2013, a decrease of $1,099,600 or 26.8%. This decrease is primarily attributable to: (1) a decrease in net sales of our Alpha Hydrox products resulting from one of our customers reducing the number of products that it carries in its stores; (2) a decrease in the sale of Alpha Hydrox sales on our website; (3) a decrease in the number of displays of our Alpha Hydrox products sold to certain of our customers; (4) a decrease in net sales of our Neoteric Diabetic® skin cream due to one of our customers returning the skin cream from certain of its stores and no longer carrying the skin cream in those stores; and (5) increased competition for diabetic skin care products.

The net sales of Montagne Jeunesse sachet products and Batiste Dry Shampoo were $15,448,000 in 2014 compared to $9,851,700 in 2013, an increase of $5,596,300 or 56.8%. This increase is primarily attributable to increased sales of Batiste Dry Shampoo among new and existing customers. Due to our new distribution agreement with Church & Dwight for Batiste Dry Shampoo products that became effective January 1, 2015, our sales and profitability of these products in 2015 and 2016 could be significantly less than in 2014. However, we believe that our plans in 2015 for the brands and products that we own may, in part, offset any negative affect due to our new agreement with Church & Dwight.  Please see “Strategy” in Item 1 for our plans for 2015.

Sales of household products for 2014 accounted for 24.2% of consolidated net sales compared to 27.7% for the same period in 2013. During 2014, the sales of our household products were $5,890,200 as compared to $5,335,500 for the same period in 2013, an increase of $554,700 or 10.4%. This increase is attributable primarily to sales of our Scott’s Liquid Gold® Floor Restore product, which we introduced late in the fourth quarter of 2013.

We paid our customers a total of $2,056,300 in 2014 for trade promotions to support price features, displays, slotting fees and other merchandising of our products, compared to total spending of $2,036,800 in 2013, an increase of $19,500 or 1.0%. The modest increase notwithstanding a significant increase in sales is due primarily to more efficient and effective use of our trade promotion spending.

From time to time, our customers return products to us. For our household products, we permit returns only for a limited time. With regard to our skin and hair care products, returns are more frequent under an unwritten industry standard that permits returns for a variety of reasons. In the event a skin and hair care customer requests a return of a product, we will consider the request, and may grant such request in order to maintain or enhance our relationship with the customer, even in the absence of an enforceable right of the customer to do so. Typically, customers that return products to us take a credit on our invoice equal to the original sale price plus a handling charge ranging from 8-10% of the original sales price. Our product returns (as a percentage of net sales) were 0.31% in 2014 compared to 0.79% in 2013. This decrease is primarily attributable to one of our customers returning our Diabetic shampoo from certain of their stores that will no longer carry our Diabetic shampoo in 2013, which occurred to a lesser extent in 2014.

On a consolidated basis, cost of sales was $13,691,700 for 2014 compared to $10,469,800 for 2013, an increase of $3,221,900 or 30.8%, on a net sales increase of 26.2%. As a percentage of consolidated net sales, cost of sales was 56.2% in 2014 compared to 54.3% in 2013.

As a percentage of net sales of our skin and hair care products, the cost of sales for our skin and hair care products increased to 57.3% in 2014 compared to 54.5% in 2013. The increase reflects primarily a higher percentage of net sales of the skin and hair care products that we distribute for other companies, which have a higher cost than the skin care products that we manufacture.

As a percentage of net sales of our household products, the costs of sales for our household products decreased to 53.0% of net sales in 2014 compared to 53.7% in 2013. This decrease is primarily attributable to a reduction in our costs of certain raw materials.

Operating Expenses, Interest Expense and Other Income

	Year Ended December 31,		Percentage Increase
	2014	2013	(Decrease)
Operating Expenses
Advertising	$812,700	$657,500	23.6%
Selling	4,848,900	4,598,600	5.4%
General and administrative	2,876,000	2,782,200	3.4%
Total operating expenses	$8,537,600	$8,038,300	6.2%
Rental and Other Income	$52,200	$34,000	53.5%
Interest Expense	$29,200	$80,000	(63.5%)

Our operating expenses for 2014 were $8,537,600 compared to $8,038,300 for 2013, an increase of $499,300 or 6.2%. These expenses consisted primarily of advertising, selling, and general and administrative expenses, which are discussed below.

Advertising expenses for 2014 were $812,700 compared to $657,500 for 2013, an increase of $155,200 or 23.6%. The increase is primarily attributable to the cost of shooting commercials for Scott’s Liquid Gold® Floor Restore and the initial cost of repositioning our Alpha Hydrox® skin care products in the marketplace. These costs were offset, in part, by doing a national coupon program in 2013 as part of a national television campaign for Scott’s Liquid Gold® Wood Cleaner and Preservative. Although we did a national television campaign in 2014, we did not do a national coupon program.

Selling expenses for 2014 were $4,848,900 compared to $4,598,600 for 2013, an increase of $250,300 or 5.4%. The increase is primarily attributable to changes in personnel within our sales organization starting in the second quarter of 2013 and an increase in salaries, payroll taxes and health benefits for our sales organization.

General and administrative expenses for 2014 were $2,876,000 compared to $2,782,200 for 2013, an increase of $93,800 or 3.4%. The increase is primarily attributable to an increase in salaries, payroll taxes and health benefits for our executive and administrative staff offset, in part, by a decrease in our spending on third party professional fees and incurring expenses in 2013 related to the sale of our Property on February 1, 2013 and the need to incur a non-cash expense for brokerage commissions relating to the leasing of office space in our Property that were previously capitalized on our balance sheet.

Rental and other income in 2014 of $52,200 included a $27,600 refund of an old and previously written off deposit, $0 of net rental receipts and $14,400 in interest earned on our cash reserves. This compares to total rental and other income for 2013 of $34,000 which included $11,000 of net rental receipts, $14,800 in interest earned on our cash reserves and other income of $8,200. The decrease in rental income is a result of the sale of our Property on February 1, 2013, part of which was being leased to unaffiliated tenants.

Interest expense for 2014 was $29,200 in administrative fees paid to Summit. Interest expense for 2013 was $80,000 and included $33,600 in administrative fees paid to Summit and a one-time non-cash charge of $31,700 to expense capitalized loan fees in connection with the sale of our Property. The decrease in interest expense is due to us paying off our mortgage as a result of the sale of our Property and maintaining since that time a zero balance on our line of credit with Summit.

During 2014 and 2013, our expenditures for research and development were insignificant.

Liquidity and Capital Resources

Financing Agreements

Please see Note 1(e) to our Consolidated Financial Statements in Item 8 for information on our financing agreements with Summit and Wells Fargo. Note 1(e) also includes a discussion of the accounting treatment of the funds borrowed pursuant to these agreements.

Liquidity

At December 31, 2014, we had $5.9 million in cash on hand and the full $1.5 million of capacity under our credit line with Summit was available for future borrowing. For 2014, the primary components of working capital (exclusive of cash that was $2,770,400 more at December 31, 2014 compared to December 31, 2013) that significantly affected operating cash flows are the following: (1) net trade receivables were $141,200 less at December 31, 2014 than at December 31, 2013 due primarily to the timing of receiving payment; (2) inventory at December 31, 2014 was $521,500 less than at December 31, 2013 due primarily to a delay in receiving certain inventory that was expected to arrive by year end; (3) accounts payable and other accrued expenses at December 31, 2014 were $131,200 less than at December 31, 2013 due primarily to the timing of payments on our inventory.

We believe that our cash on hand at any time during 2015 could be significantly less than at December 31, 2014 due primarily to the following: (1) the timing of receiving and paying for the significant amounts of Batiste Dry Shampoo that we purchase every month from Church & Dwight; (2) paying in the first quarter of 2015 of performance bonuses for 2014 to our management, sales, administrative support and operations personnel that where accrued for in 2014; and (3) making a significant investment in 2015 in the brands and products that we own.

We anticipate that our existing cash and our cash flow from operations, together with our current borrowing arrangements with Summit and Wells Fargo, will be sufficient to meet our cash requirements for the next 12 months. We expect to make approximately $175,000 in capital expenditures in 2015 to purchase production equipment that will improve our manufacturing capabilities and efficiencies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Scott’s Liquid Gold-Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of Scott’s Liquid Gold-Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scott’s Liquid Gold-Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ EKS&H LLLP

March 30, 2015

Denver, Colorado

Consolidated Statements of Operations

	Year Ended December 31,
	2014	2013
Net sales	$24,343,600	$19,292,200
Operating costs and expenses:
Cost of sales	13,691,700	10,469,800
Advertising	812,700	657,500
Selling	4,848,900	4,598,600
General and administrative	2,876,000	2,782,200
Total operating costs and expenses	22,229,300	18,508,100
Income from operations	2,114,300	784,100
Rental and other income	52,200	34,000
Interest expense	(29,200)	(80,000)
Income before income taxes	2,137,300	738,100
Income tax expense	43,900	94,200
Net income	$2,093,400	$643,900
Net income per common share :
Basic	$0.18	$0.06
Diluted	$0.18	$0.06
Weighted average shares outstanding:
Basic	11,507,944	11,251,637
Diluted	11,781,839	11,347,418

See accompanying notes to these Consolidated Financial Statements.

Consolidated Balance Sheets

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$5,896,600	$3,126,200
Trade receivables, net	1,041,100	1,182,300
Inventories, net	2,689,700	3,211,200
Income taxes receivable	3,700	0
Prepaid expenses	346,000	269,200
Total current assets	9,977,100	7,788,900
Property, plant and equipment, net	400,800	518,200
Other assets	51,000	51,000
Total assets	$10,428,900	$8,358,100
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$616,300	$860,900
Accrued payroll and benefits	665,900	553,300
Accrued property taxes	34,200	33,400
Total current liabilities	1,316,400	1,447,600
Total liabilities	1,316,400	1,447,600
Commitments and contingencies
Shareholders’ equity:
Common stock; $0.10 par value, authorized 50,000,000 shares; issued and outstanding 11,549,789 shares (2014) and 11,446,800 shares (2013)	1,155,000	1,144,700
Capital in excess of par	5,713,800	5,615,500
Retained earnings	2,243,700	150,300
Total shareholders’ equity	9,112,500	6,910,500
Total liabilities and shareholders’ equity	$10,428,900	$8,358,100

See accompanying notes to these Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

	Common Stock		Capital in Excess of Par	Retained Earnings (deficit)	Total
	Shares	Amount
Balance, December 31, 2012	10,937,000	$1,093,700	$5,502,600	$(493,600)	$6,102,700
Stock-based compensation	0	0	55,300	0	55,300
Stock options exercised	509,800	51,000	57,600	0	108,600
Net income	0	0	0	643,900	643,900
Balance, December 31, 2013	11,446,800	$1,144,700	$5,615,500	$150,300	$6,910,500
Stock-based compensation	0	0	66,700	0	66,700
Stock options exercised	102,989	10,300	31,600	0	41,900
Net income	0	0	0	2,093,400	2,093,400
Balance, December 31, 2014	11,549,789	1,155,000	5,713,800	2,243,700	9,112,500

See accompanying notes to these Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$2,093,400	$643,900
Adjustment to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	173,600	135,000
Stock-based compensation	66,700	55,300
Loss on disposal of assets	800	7,200
Change in operating assets and liabilities:
Trade receivables	141,200	(213,100)
Inventories	521,500	(1,235,400)
Prepaid expenses and other assets	(76,800)	(98,300)
Net payments on obligations collateralized by receivables and inventory	0	(1,201,400)
Income taxes receivable	(3,700)	0
Accounts payable and accrued expenses	(131,200)	(680,800)
Total adjustments to net income	692,100	(3,231,500)
Net Cash Provided (Used) by Operating Activities	2,785,500	(2,587,600)
Cash flows from investing activities:
Proceeds from sale of assets held for sale	0	8,922,600
Purchase of property, plant and equipment	(57,000)	(208,000)
Net Cash (Used) Provided by Investing Activities	(57,000)	8,714,600
Cash flows from financing activities:
Principal payments on long-term debt	0	(3,363,300)
Proceeds from exercise of stock options	41,900	108,600
Net Cash Provided (Used) by Financing Activities	41,900	(3,254,700)
Net Increase in Cash and Cash Equivalents	2,770,400	2,872,300
Cash and Cash Equivalents, beginning of year	3,126,200	253,900
Cash and Cash Equivalents, end of year	$5,896,600	$3,126,200
Supplemental disclosures:
Cash paid during the period for interest	$29,200	$48,400

See accompanying notes to these Consolidated Financial Statements.

Note 1. Organization and Summary of Significant Accounting Policies

(a)	Company Background and Management’s Plans

Scott’s Liquid Gold-Inc. (a Colorado corporation) was incorporated on February 15, 1954. Scott’s Liquid Gold-Inc. and its wholly-owned subsidiaries (collectively, the “Company”, “we”, “our”, or “us”) develop, manufacture, market and sell quality household and skin and hair care products. We are also a distributor in the United States of Montagne Jeunesse skin sachets and Batiste Dry Shampoo manufactured by two other companies. Our business is comprised of two segments, household products and skin and hair care products.

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

On November 3, 2008, effective as of October 31, 2008, we entered into a financing agreement with Summit for the purpose of providing working capital. The financing agreement with Summit was amended on March 12, 2009, March 16, 2011 (effective March 1, 2011) and on June 29, 2012 (effective July 1, 2012). The agreement has a term that expires on January 1, 2016, but it may be renewed for additional 12 month periods unless either party elects to cancel in writing at least 60 days prior to January 1, 2016 and thereafter on the anniversary date of each 12 month period.

The agreement provides for a factoring line up to $1.5 million and is secured primarily by accounts receivables, inventory, any lease in which we are a lessor and all investment property and guarantees by our active subsidiaries. Under the agreement, Summit will make loans at our request and in its discretion based on: (i) its purchases of our receivables, with recourse against us, at an advance rate of 85% (or such other percentage determined by Summit in its discretion) and (ii) our inventory not to exceed certain amounts, including an aggregate maximum of $500,000. Advances under the agreement have an interest rate of 1.0% over the prime rate (as published in The Wall Street Journal) for the accounts receivables portion of the advances and 2.5% over the prime rate for the inventory portion of the borrowings. At December 31, 2014, the prime rate was 3.25%.

There is also an administrative fee of 0.85% per month on the average monthly outstanding loan on the receivable portion of any advance if the average quarterly loan in the prior quarter was less than or equal to $1,000,000, and 0.75% per month if the average quarterly loan in the prior quarter was greater than $1,000,000 and of 1.0% per month on the average monthly outstanding loan on the inventory portion of any advance.

The agreement provides that neither we nor our active subsidiaries may engage in a change in control transaction without the prior written consent of Summit. Events of default include, but are not limited to, our failure to make a payment when due or a default occurring on any of our other indebtedness.

In 2014, we did not sell any of our accounts receivables to Summit. In 2013, we sold approximately $824,200 of our accounts receivables to Summit for approximately $700,600. As the advance rate on these accounts receivables was 85%, we retained an interest equal to 15% of those accounts receivables. On February 4, 2013, we paid $909,778 to Summit to repay the outstanding balance on our credit line and we have maintained a zero loan balance since that time. At December 31, 2014 and December 31, 2013, the entire credit line of $1.5 million was available for future factoring of accounts receivables invoices and borrowing secured by our inventory.

We report these transactions using the authoritative guidance of the FASB as a secured borrowing rather than as a sale. As a result, affected accounts receivables are reported under the “Current Assets” section within our Consolidated Balance Sheets as “Trade receivables, net.” Similarly, the net liability owing to Summit, if any, appears as “Obligations collateralized by receivables and inventory” within the “Current Liabilities” section of our Consolidated Balance Sheets. Net proceeds received on obligations collateralized by receivables and inventory appear as “net cash (used) provided by operating activities” within the “Adjustment to reconcile net income to net cash used by operating activities” section of our Consolidated Statements of Cash Flow.

On March 16, 2011, with the consent of Summit, we entered into a financing agreement with Wells Fargo for the purpose of further lowering the cost of borrowing associated with the financing of our accounts receivables. Pursuant to this agreement, we may sell accounts receivables from one of our largest customers, Wal-Mart, at a discount to Wells Fargo; provided, however, that Wells Fargo may reject offers to purchase such receivables in its discretion. These receivables may be purchased by Wells Fargo at a cost to us equal to LIBOR plus 1.15% per annum. The LIBOR rate used depends on the days to maturity of the receivables sold, typically ranging from 102 to 105 days. At December 31, 2014, Wells Fargo used the 104-day LIBOR rate of 0.28%.

The agreement has no fixed termination date, but continues unless terminated by either party giving 30 days prior written notice to the other party. In 2014, we sold approximately $4,516,100 of our relevant accounts receivables to Wells Fargo for approximately $4,497,700. In 2013, we sold approximately $4,098,000 of our relevant accounts receivables to Wells Fargo for approximately $4,080,600. The difference between the invoiced amount of the receivables and the cash that we received from Wells Fargo is a cost to us. This cost is in lieu of any cash discount our customer would have been allowed and, thus, is treated in a manner consistent with standard trade discounts granted to our customers.

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

Financial instruments which potentially subject us to concentrations of credit risk include cash and cash equivalents and trade receivables. We maintain our cash balances in the form of bank demand deposits with financial institutions that we believe are creditworthy. As of December 31, 2014, and periodically throughout the year, we have maintained balances in various operating accounts in excess of federally insured limits. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. We have no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

The recorded amounts for cash and cash equivalents, receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. As of December 31, 2014 and December 31, 2013, we had no long-term debt.

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

Taxes are reported based on tax positions that meet a more-likely-than-not standard and that are measured at the amount that is more-likely-than-not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. We classify penalty and interest expense related to income tax liabilities as an income tax expense. There are no significant interest and penalties recognized in the statement of operations or accrued on the balance sheet. The Company’s information returns for tax years subject to examination by tax authorities include 2011 and 2012 through the current period for state and federal tax reporting purposes, respectively.

(k)Revenue Recognition

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

Our reserve for customer allowances includes primarily reserves for trade promotions to support price features, displays, slotting fees and other merchandising of our products to our customers. The actual level of returns and customer allowances are influenced by several factors, including the promotional efforts of our customers, changes in the mix of our customers, changes in the mix of the products we sell and the maturity of the product. We may change our estimates based on actual results and consideration of other factors that cause returns and allowances. In the event that actual results differ from our estimates, the results of future periods may be impacted.

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

At December 31, 2014 and December 31, 2013 approximately $795,300 and $821,700, respectively, had been reserved for as a reduction of accounts receivables. Trade promotions to our customers and incentives such as coupons and rebates to the consumer are deducted from gross sales and totaled $2,056,300 and $2,036,800 for the years ended December 31, 2014 and 2013, respectively.

(l)	Advertising Costs

Advertising costs are expensed as incurred.

(m)	Stock-based Compensation

During 2014, we granted options to acquire 250,000 shares of our common stock to one of our executive officers at a price of $0.86 per share, which vest ratably over 60 months, or upon a change in control, and which expire after ten years. In addition, we granted options to acquire 35,000 shares of our common stock to our vice president of marketing at a price of $0.78 per share, options to acquire 2,500 shares of our common stock to an administrative employee at a price of $0.78 per share and options to acquire 60,000 shares of our common stock to two of our non-employee directors at a price of $0.79 per share, all of which vest ratably over 48 months, or upon a change in control, and which expire after five years. Such options were granted at 120% of the market value as of the date of grant. We also granted options to acquire 30,000 shares of our common stock to one of our non-employee directors at a price of $0.79 per share, which vested upon the date of grant, and expire after five years. Such options were also granted at 120% of the market value as of the date of grant. The options granted in 2014 had a weighted average fair market value on the date of grant of $0.56 per share. The weighted average fair market value of the options granted in 2014 were estimated on the date of grant, using a Black-Scholes option pricing model with the assumptions set forth below.

During 2013, we granted: (i) options to acquire 85,000 shares of our common stock to two of our executive officers at a price of $0.41 per share; (ii) an option to acquire 30,000 shares of our common stock to one of our board members at a price of $0.55 per share; (iii) an option to acquire 15,000 shares of our common stock to a regional sales manager at a price of $0.55 per share; (iv) an option to acquire 15,000 shares of our common stock to a regional sales manager at a price of $0.49 per share; and (v) an option to acquire 50,000 shares of our common stock to an executive officer at a price of $0.78 per share. These options which vest ratably over 48 months, or upon a change in control, and which expire after five years, were granted at 120% of the market value as of the date of grant. In addition, during 2013, we granted options to acquire 90,000 shares of our common stock to three of our non-employee directors. These options which vested upon the date of grant, and which expire after five years, were granted at 120% of the market value as of the date of grant.  The options granted in 2013 had a weighted average fair market value on the date of grant of $0.30 per share. The weighted average fair market value of the options granted in 2013 were estimated on the date of grant, using a Black-Scholes option pricing model with the assumptions set forth below.

The weighted average fair market value of the options granted in the years ended December 31, 2014 and 2013 were estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

	2014		2013
Expected life of options (using the “simplified method”)	4.5 – 5.5 years		4.5 years
Average risk-free interest rate	1.6%-1.7%		0.8%- 1.5%
Average expected volatility of stock	121%-128%	%	137%-141%
Expected dividend rate	None		None

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) under authoritative guidance issued by the FASB was $66,700 and $55,300 for the years ended December 31, 2014 and 2013, respectively. Approximately $242,500 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next 48-60 months, depending on the vesting provisions of the options. In accordance with this same authoritative guidance, there was no tax benefit from recording the non-cash expense as it relates to the options granted to our employees, as these were qualified stock options which are not normally tax deductible. With respect to the non-cash expense associated with the options granted to our non-employee directors, no tax benefit was recognized due to the existence of as yet unutilized net operating losses. At such time as these operating losses have been utilized and a tax benefit is realized from the issuance of non-qualified stock options, a corresponding tax benefit may be recognized.

(n)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out as selling expenses. Other selling expenses consist primarily of wages and benefits for sales and sales support personnel, travel, brokerage commissions and promotional costs, as well as certain other indirect costs. Shipping and handling costs totaled $1,517,500 and $1,461,700, for the years ended December 31, 2014 and 2013, respectively.

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

(p)Recently Adopted Accounting Standards

In August 2014, the FASB issued ASU No. 2014-015, “Presentation of Financial Statements - Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to assess, at each interim and annual reporting period, whether substantial doubt exists about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and, when necessary, provide related footnote disclosures. Management’s assessment should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. ASU 2014-15 is effective for fiscal years ending after December 15, 2016, which for the Company means the year ending December 31, 2016; however, early adoption is permitted. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows as the Company does not have any substantial doubt about its ability to continue as a going concern.

Note 2: Inventories

Inventories, consisting of materials, labor and overhead at December 31 were comprised of the following:

	2014	2013
Finished goods	$1,626,300	$1,636,500
Raw materials	1,117,800	1,621,000
Inventory reserve for obsolescence	(54,400)	(46,300)
	$2,689,700	$3,211,200

Note 3: Property, Plant and Equipment

Property, plant and equipment at December 31 were comprised of the following:

	2014	2013
Production equipment	$5,039,900	$4,989,900
Office furniture and equipment	778,700	794,000
Other	188,200	188,200
	6,006,800	5,972,100
Less accumulated depreciation	(5,606,000)	(5,453,900)
	$400,800	$518,200

Depreciation expense for the years ended December 31, 2014 and 2013 was $173,600 and $135,000, respectively. Please see Note 12 for information on the sale of our Property.

Note 4: Debt

On June 28, 2006, we entered into a loan with a fifteen year amortization with Citywide Banks (the “Bank”) for $5,156,600 secured by the land, building and fixtures at our Denver, Colorado facilities and repaid the loan in full at the closing on the sale of our Property on February 1, 2013.

Please see Note 1(e) for information on our financing agreements with Summit and Wells Fargo. Note 1(e) also includes a discussion of the accounting treatment of the funds borrowed pursuant to these agreements.

Note 5: Income Taxes

The provision for income tax for the years ended December 31 is as follows:

	2014	2013
Current provision (benefit):
Federal	$33,900	$32,800
State	10,000	61,400
Total current provision (benefit)	43,900	94,200
Deferred provision (benefit):
Federal	724,700	42,600
State	61,800	3,800
Valuation allowance	(786,500)	(46,400)
Total deferred provision (benefit)	0	0
Provision (benefit):
Federal	33,900	32,800
State	10,000	61,400
Total provision (benefit)	$43,900	$94,200

Income tax expense (benefit) at the statutory tax rate is reconciled to the overall income tax expense (benefit) as follows:

	2014	2013
Federal income tax at statutory rates	$726,700	$251,000
State income taxes, net of federal tax effect	61,900	22,500
Change in unrecognized benefit	(17,600)	(6,300)
Trade Promotions	0	(152,700)
Other	59,400	26,100
Total	830,400	140,600
Change in valuation allowance	(786,500)	(46,400)
Provision for income taxes	$43,900	$94,200

Deferred income taxes are based on estimated future tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes given the provision of enacted tax laws. The net deferred tax assets and liabilities as of December 31, 2014 and 2013 are comprised of the following:

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$2,840,800	$3,647,400
Tax credit and other carryforwards	344,800	302,500
Trade receivables	178,000	160,200
Inventories	28,200	26,900
Accrued vacation	35,400	87,800
Other	10,300	46,100
Total deferred taxes	3,437,500	4,270,900
Deferred tax liability:
Accumulated depreciation for tax purposes	(58,400)	(105,300)
Total deferred tax liabilities	(58,400)	(105,300)
Net deferred tax asset, before allowance	3,379,100	4,165,600
Valuation allowance	(3,379,100)	(4,165,600)
Net deferred tax asset	$0	$0

At December 31, 2014, we had federal net operating loss carryforwards of approximately $7,043,000 and federal tax credit carryforwards related to research and development efforts of approximately $278,200, both of which expire over a period ending in 2033. At December 31, 2014, there was approximately $66,600 of alternative minimum tax credits which have no expiration period. State tax loss carryforwards at December 31, 2014 are approximately $14,998,600 expiring over a period ending in 2033.

A valuation allowance was established due mainly to the uncertainty relating to the future utilization of net operating loss carryforwards. The valuation allowance was decreased by $786,500 for 2014 and decreased by $46,400 for 2013, primarily related to utilization of net operating losses and tax credits for these years. The amount of the deferred tax assets considered realizable could be adjusted in the future based upon changes in circumstances that result in a change in our assessment of our ability to realize those deferred tax assets through the generation of taxable income or other tax events.

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

As a result of this review, we identified certain uncertain tax positions that need to be adjusted. As of December 31, 2014 and December 31, 2013, we identified approximately $0 and $395,100 of related tax positions, respectively.

	2014	2013
Balance at January 1,	$395,100	$412,100
Additions based on tax positions related to current year	0	320,000
Reductions for tax positions of prior years or change in valuation	(395,100)	(337,000)
Balance at December 31,	$0	$395,100

Due to our net operating loss carryforward position and valuation allowance against our net deferred tax assets, the recognition of the unrecognized tax benefits detailed above would not affect our effective tax rate. We do not expect that the amount of unrecognized benefits will change significantly within the next 12 months.

Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. As a result of our net operating loss carryforward position, we have no accrued interest or penalties related to uncertain tax positions as of December 31, 2014 or December 31, 2013.

We and our subsidiaries are subject to the following material taxing jurisdictions: United States and Colorado. The tax years that remain open to examination by the Internal Revenue Service are 2011 and years thereafter. However, due to our net operating loss carryforwards from prior periods, the Internal Revenue Service could potentially review the losses back to 2000. The tax years that remain open to examination by the State of Colorado are 2010 and years thereafter.

Note 6: Shareholders’ Equity

In 2005, we adopted a stock option plan for our employees, officers and directors (the “2005 Plan”). At the Annual Shareholders’ Meeting in May 2011, shareholders approved an amendment to the 2005 Plan to increase the number of shares issuable under the plan from 1,500,000 shares to a total of 3,000,000 shares. Options granted before May 2011 are granted at not less than current market price of the stock on the date of grant and are exercisable from five to ten years from the grant date. Options granted after May 2011, pursuant to the plan amendment in May 2011, are required to be granted at not less than the higher of (1) 120% of current market price on the date of grant or (2) the average of market price over the prior 30 trading days. Except for the grant of 30,000 options to one of our board members in 2014 and the grant of 90,000 options to three of our board members in 2013 that vested upon the date of grant, the options granted in 2014 and 2013 vest each month over 48-60 months or upon a change in control.

Stock option activity under the 2005 Plan is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Maximum number of shares under the plan	3,000,000
Outstanding, December 31, 2012	1,263,350	$0.22	2.1 years	$73,600
Granted in 2013	285,000	0.52
Exercised in 2013	(509,830)	0.21
Cancelled/Expired in 2013	(344,000)	0.21
Outstanding, December 31, 2013	694,520	$0.35	3.1 years	$211,100
Granted in 2014	377,500	0.84
Exercised in 2014	(102,958)	0.41
Cancelled/Expired in 2014	(50,093)	0.51
Outstanding, December 31, 2014	918,969	$0.53	4.4 years	$374,600
Exercisable, December 31, 2014	442,414	$0.33	2.0 years	$269,800
Available for issuance, December 31, 2014	2,081,031

A summary of the status of non-vested shares underlying the options outstanding as of December 31, 2014 under the 2005 Plan is as follows:

	Number of Options	Weighted Average Exercise Price
Non-vested, December 31, 2012	445,192	$0.22
Granted in 2013	285,000	0.52
Vested in 2013	(304,844)	0.21
Cancelled/Expired in 2013	(110,663)	0.21
Non-vested, December 31, 2013	314,685	$0.35
Granted in 2014	377,500	0.84
Vested in 2014	(194,214)	0.41
Cancelled/Expired in 2014	(21,416)	0.51
Non-vested, December 31, 2014	476,555	$0.53

A summary of additional information related to the options outstanding as of December 31, 2014 under the 2005 Plan is as follows:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.17-$0.39	353,525	1.2 years 1.2 years	$0.23
$0.40-$0.62	167,944	3.4 years	$0.45
$0.63-$0.86	397,500	7.7 years	$0.83
Total	918,969	4.4 years	$0.53

We have an Employee Stock Ownership Plan (“Plan”) to provide retirement benefits for our employees. The Plan is designed to invest primarily in our common stock and is non-contributory on the part of our employees. Contributions to the Plan are discretionary as determined by our Board of Directors. We expense the cost of contributions to the Plan. No contributions were made to the Plan in 2014 or 2013. At December 31, 2014 and 2013, a total of 830,682 and 860,053 shares of our common stock, respectively, have been allocated and earned by our employees.

Note 7: Earnings per Share

We present basic and diluted earnings per share in accordance with authoritative guidance which establishes standards for computing and presenting basic and diluted earnings per share. Per share data is determined by using the weighted average number of common shares outstanding. Common equivalent shares are considered only for diluted earnings per share, unless considered anti-dilutive. Common equivalent shares, determined using the treasury stock method, result from stock options with exercise prices that are below the average market price of the common stock.

Basic earnings per share include no dilution and are computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in our earnings. There were common stock equivalents of 427,500 and 106,778 shares outstanding at December 31, 2014 and 2013, respectively, consisting of stock options that were not included in the calculation of earnings per share because they would have been anti-dilutive.

A reconciliation of the weighted average number of common shares outstanding for the years ended December 31 is as follows:

	2014	2013
Common shares outstanding, beginning of the year	11,446,800	10,937,000
Weighted average common shares issued	61,144	314,637
Weighted average number of common shares outstanding	11,507,944	11,251,637
Dilutive effect of common share equivalents	273,895	95,781
Diluted weighted average number of common shares outstanding	11,781,839	11,347,418

We have authorized 20,000,000 shares of preferred stock issuable in one or more series, none of which are issued or outstanding as of December 31, 2014.

Note 8: Segment Information

We operate in two different segments: household products and skin and hair care products. Our products are sold nationally and internationally (primarily Canada), directly through our sales force and indirectly through independent brokers and manufacturer’s representatives, to mass merchandisers, drugstores, supermarkets, hardware stores and other retail outlets and to wholesale distributors. Management has chosen to organize our business around these segments based on differences in the products sold.

Accounting policies for our segments are the same as those described in Note 1. We evaluate segment performance based on segment income or loss before income taxes.

The following provides information on our segments as of and for the years ended December 31:

	2014		2013
	Household Products	Skin and Hair Care Products	Household Products	Skin and Hair Care Products
Net sales to external customers	$5,890,200	$18,453,400	$5,335,500	$13,956,700
(Loss) income before income taxes	$(666,200)	$2,803,500	$(990,900)	$1,729,000
Identifiable assets	$4,119,400	$3,471,800	$3,514,000	$3,733,800

The following is a reconciliation of segment information to consolidated information:

	2014	2013
Net sales to external customers	$24,343,600	$19,292,200
Income before income taxes	$2,137,300	$738,100
Consolidated income before income taxes	$2,137,300	$738,100
Identifiable assets	$7,591,200	$7,247,800
Corporate assets	2,837,700	1,110,300
Consolidated total assets	$10,428,900	$8,358,100

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

We attribute our net sales to different geographic areas based on the location of the customer. All of our long-lived assets are located in the United States. For the year ended December 31, revenues for each geographical area are as follows:

	2014	2013
United States	$24,236,000	$19,190,300
Foreign countries	107,600	101,900
Total net sales	$24,343,600	$19,292,200

In 2014 and 2013, Ulta accounted for approximately $4,741,400 and $3,253,400, respectively, of our consolidated net sales and Wal-Mart accounted for approximately $4,409,600 and $4,130,300, respectively, of our consolidated net sales. We sell both household products and skin and hair care products to Wal-Mart, but we sell only skin and hair care products to Ulta. These customers are not related to us.

The outstanding trade receivables from Ulta accounted for 19.5% and 20.9% of our total trade receivables at December 31, 2014 and 2013, respectively. The outstanding trade receivables from Wal-Mart accounted for 14.0% and 13.7% of our total trade receivables at December 31, 2014 and 2013, respectively.  A loss of one or both of these customers could have a material adverse effect on us because it is uncertain whether our consumer base served by these customers would purchase our products at other retail outlets. No long-term contracts exist between us and these customers or any other customer.

Note 9: Retirement Plans

We have a 401(k) Profit Sharing Plan (“401(k) Plan”) covering our full-time employees who have completed four months of service as defined in the 401(k) Plan, and are age 18 or older. Participants may defer up to 75% of their compensation up to the maximum limit determined by law. We may make discretionary “matching” contributions up to a maximum of 6% of each participant’s compensation, but only for those employees earning no more than $35,000 annually. Additionally, we can make discretionary “profit sharing” contributions to eligible employees. Participants are always fully vested in their contributions, matching contributions and allocated earnings thereon. Vesting in our profit sharing contribution is based on years of service, with a participant fully vested after five years. Our Company matching contributions totaled $4,300 and $3,500, in 2014 and 2013, respectively. We made no discretionary profit sharing contributions in 2014 or 2013.

Note 10. Commitments and Contingencies

Leases

In connection with the sale of our Property on February 1, 2013, we entered into a lease with the purchaser for approximately 16,078 square feet of office space (the “Office Lease”) and approximately 113,620 square feet of manufacturing and warehouse space (the “Warehouse Lease”). Annual rental expense under the Office Lease and Warehouse Lease for 2014 was $214,800 and $379,400, respectively. Annual rental expense under the Office Lease and Warehouse Lease for 2013 was $191,600 and $338,500, respectively.  Minimum annual rental payments under the Office Lease are approximately $221,200 and $18,500 for the years ending December 31, 2015 and 2016, respectively. Minimum annual rental payments under the Warehouse Lease are approximately $390,800 and $32,600 for the years ending December 31, 2015, and 2016 respectively. See Note 12 for information on the terms of the Office Lease and the Warehouse Lease.

We have entered into various operating lease agreements, primarily for office equipment. Annual rental expense under these leases totaled $50,300 and $78,500 in 2014 and 2013, respectively. Minimum annual rental payments under noncancellable operating leases are approximately $46,700, $33,700 and $19,900 for the years ending December 31, 2015, 2016 and 2017, respectively. Presently we have no lease commitments beyond 2017.

In connection with the sale of our Property on February 1, 2013, we assigned the following leases to the purchaser. In October 2009, we entered into a five-year operating lease agreement for one floor of our five-story office building to an established subsidiary of an international company. We began to receive rent payments in November 2009 that would have continued through October 2014. In September of 2012, we entered into a lease expiring December 31, 2015 for one-half of a floor of our office building. We began to receive rent payments in November 2012. In December of 2012, we entered into a lease expiring March 31, 2016 for one of our warehouse buildings. Rent payments started in May 2013.

Note 11. Valuation and Qualifying Accounts

	Balance at beginning of year	Additions charged to expense	Deductions	Balance at end of year
Year ended December 31, 2013
Returns and allowances and doubtful accounts reserve	$468,400	$2,039,300	$1,686,000	$821,700
Year ended December 31, 2014
Returns and allowances and doubtful accounts reserve	$821,700	$2,056,300	$2,082,700	$795,300

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

In connection with the sale, we entered into the Office Lease with the purchaser to lease approximately 16,078 square feet of office space and entered into the Warehouse Lease to lease approximately 113,620 square feet of manufacturing and warehouse space currently used by us. Each of the Office Lease and the Warehouse Lease has an initial term of three years, with options to extend the term for two additional terms of three years each. Rent for the Office Lease is $13.00 per square foot per annum, with annual 3% increases. Rent for the Warehouse Lease is $3.25 per square foot per annum, with annual 3% increases, and we will pay an additional $1.25 per square foot per annum as our share of the purchaser’s operating expenses under the Warehouse Lease (including taxes, insurance and common area maintenance charges). If certain uncontrollable operating expenses increase by more than 5% per year, our share of operating expenses under the Warehouse Lease may be increased.

As of the date of the closing, the principal and interest balance on our long-term debt secured by the Property with the Bank was $3,373,961. This debt was repaid in full at closing. We also paid approximately $202,000 at closing for real estate property taxes for 2012. In addition, on February 4, 2013, we paid $909,778 to Summit to repay the outstanding balance on our credit line with Summit and we have maintained a zero loan balance since that time. We made this payment to reduce our interest costs. Please see Note 1(e) for information on our financing agreement with Summit. Also, in February 2013, we paid certain other financial obligations to suppliers and vendors in the amount of approximately $960,000 and we incurred approximately $150,000 in capital expenditures as a result of the sale of our Property.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of December 31, 2014, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2014.

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

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION.

None.

PART III

For Part III, the information set forth in our definitive Proxy Statement for our Annual Meeting of Shareholders to be filed within 120 days after December 31, 2014, hereby is incorporated by reference into this Report.

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

Exhibits

See Exhibit Index at page 35 of this Report

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2014 and 2013

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCOTT’S LIQUID GOLD-INC., a Colorado corporation
By:	/s/ Mark E. Goldstein
Mark E. Goldstein, President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ Barry J. Levine
Barry J. Levine, Treasurer, Chief Financial Officer, Chief Operating Officer and Corporate Secretary
(Principal Financial and Chief Accounting Officer)
Date:	March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature
March 30, 2015	Mark E. Goldstein,
	Director, President and Chief Executive Officer	/s/ Mark E. Goldstein
March 30, 2015	Sharon D. Garrett, Director	Mark E. Goldstein, for himself and as
March 30, 2015	Gerald J. Laber, Director	Attorney-in-Fact for the named directors
March 30, 2015	Philip A. Neri, Director	who constitute all of the members of the
the Board of Directors and for the named officers

March 30, 2015	Barry J. Levine, Director, Treasurer, Chief Financial Officer, Chief Operating Officer and Corporate Secretary

EXHIBIT INDEX

Exhibit Number	Document
3.1	Restated Articles of Incorporation, as amended and restated through May 1, 1996, incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-KSB for the year ended December 31, 2007.
3.2	Bylaws, as amended through July 13, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on July 19, 2011.
4.1	Change in Terms Agreement with Citywide Banks, dated June 28, 2006, between us and Citywide Banks, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 30, 2006.
4.2	Business Loan Agreement, dated June 28, 2006, between us and Citywide Banks, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 30, 2006.
4.3	Addendum to Loan Documents, dated June 28, 2006, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on June 30, 2006.
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
10.4

Exclusive Distribution Agreement, effective September 15, 2014, between Montagne Jeunesse International Limited and Neoteric Cosmetics, Inc. incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2014.

10.5*

Employment Agreement dated as of March 26, 2014 between Scott’s Liquid Gold-Inc. and Mark Goldstein incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K, filed with the Commission on March 28, 2014. .

10.6*

Employment Agreement dated as of March 26, 2014 between Scott’s Liquid Gold-Inc. and Barry Levine incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K, filed with the Commission on March 28, 2014. .

10.7*	2005 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 4 of our Registration Statement No. 333-156191, filed with the Commission on December 16, 2008.
10.8*	Amendment to the 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Commission on September 8, 2014.
10.9	Form of 2005 Stock Option Plan Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.
10.10	Form of 2005 Stock Incentive Plan Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

Exhibit Number	Document
10.11

Financing Agreement and Addendum to Financing Agreement, both dated October 31, 2008, between Summit Financial Resources, L.P. and the Company, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 4, 2008.

10.12

Guarantees, dated October 31, 2008, by SLG Plastics, Inc. Advertising Promotions Incorporated, Colorado Product Concepts, Inc., Neoteric Cosmetics, Inc., and SLG Chemicals, Inc., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 4, 2008.

10.13

First Amendment to Financing Agreement dated March 12, 2009 between Summit Financial Resources, L.P. and the Company, incorporated by reference to Exhibit 10.18 of our Annual Report on Form 10-K for the year ended December 31, 2008.

10.14

Second Amended and Restated Financing Agreement and Addendum to dated March 16, 2011 between Summit Financial Resources, L.P. and the Company, incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2011.

10.15

First Amendment to the Second Amended and Restated Financing Agreement, dated June 29, 2012, between Summit Financial Resources, L.P. and the Company, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the Commission on July 2, 2012.

10.16

Receivables Purchase Agreement dated March 16, 2011 between Wells Fargo Bank, National Association and Scott’s Liquid Gold, Inc., incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2011.

10.17

Receivables Purchase Agreement dated March 16, 2011 between Wells Fargo Bank, National Association and Neoteric Cosmetics, Inc., incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2011.

10.18

Customer Agreement, dated July 15, 2014, between Church & Dwight Co. Inc. and Neoteric Cosmetics, Inc. incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2014.

10.19

Purchase and Sale Agreement, dated November 21, 2012, between the Company and Havana Gold, LLC. incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.20

Real Property Lease (Warehouse Lease), dated February 1, 2013, between the Company and Havana Gold, LLC. incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.21

Real Property Lease (Office Lease), dated February 1, 2013, between the Company and Havana Gold, LLC. incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.22*

Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan and Trust Agreement, Amended and Restated effective January 1, 2012 incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K, filed with the Commission on March 28, 2014..

21	List of Subsidiaries.
23	Consent of EKS&H LLLP.
24	Powers of Attorney.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1**	Section 1350 Certification.

Exhibit Number	Document

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement.
**	Furnished, not filed.