Form 10-Q
period 2015-03-31
SCOTTS LIQUID GOLD INC
filed 2015-05-14
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 14, 2015, the Registrant had 11,635,039 of its common stock, $0.10 par value per share, outstanding.

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of U.S. federal securities laws. All statements, other than statements of historical fact, included in this Report that address activities, events, or developments with respect to our financial condition, results of operations, or economic performance that we expect, believe, or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements. You can typically identify forward-looking statements by the use of words, such as “may,” “could,” “should,” “assume,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “potential,” “plan,” and other similar words. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and our performance inherently involve risk and uncertainty that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to:

•	changing consumer preferences and the continued acceptance of each of our significant products in the marketplace;
•	the degree of success of any new product or product line introduction by us, including our Scott’s Liquid Gold® Floor Restore product, which we introduced late in the fourth quarter of 2013;
•	competitive factors, including any decrease in distribution of (i.e., retail stores carrying) our significant products;
•	continuation of our distributorship agreements for Montagne Jeunesse skin care products and Batiste Dry Shampoos;
•	the need for effective advertising of our products and limited resources available for such advertising;
•	new competitive products and/or technological changes;
•	dependence upon third party vendors and upon sales to major customers;
•	the availability of necessary raw materials and potential increases in the prices of these raw materials;
•	changes in the regulation of our products, including applicable environmental and U.S. Food and Drug Administration (“FDA”) regulations;
•	the continuing availability of financing on terms and conditions that are acceptable to us;
•	future losses which could affect our liquidity;
•	the loss of any executive officer; and
•	other matters discussed in this Report, including the risks described in the Risk Factors section of this Report.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS.

Consolidated Statements of Operations (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Three Months Ended March 31,
	2015	2014
Net sales	$6,948,200	$5,483,800
Operating costs and expenses:
Cost of sales	3,739,400	2,976,600
Advertising	247,200	199,600
Selling	1,353,200	1,132,500
General and administrative	909,200	670,500
Total operating costs and expenses	6,249,000	4,979,200
Income from operations	699,200	504,600
Other income	4,100	8,600
Interest expense	(7,300)	(7,200)
Income before income taxes	696,000	506,000
Income tax expense	12,400	8,400
Net income	$683,600	$497,600
Net income per common share
Basic	$0.06	$0.04
Diluted	$0.06	$0.04
Weighted average shares outstanding:
Basic	11,557,281	11,446,800
Diluted	11,874,589	11,662,496

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

Scott’s Liquid Gold-Inc. & Subsidiaries

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,045,600	$5,896,600
Trade receivables, net	2,028,900	1,041,100
Inventories, net	2,946,100	2,689,700
Income taxes receivable	0	3,700
Prepaid expenses	342,900	346,000
Total current assets	11,363,500	9,977,100
Property, plant and equipment, net	368,700	400,800
Other assets	51,000	51,000
Total assets	$11,783,200	$10,428,900
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	1,210,200	616,300
Accrued payroll and benefits	729,500	665,900
Income taxes payable	2,900	0
Accrued property taxes	20,400	34,200
Total current liabilities	1,963,000	1,316,400
Total liabilities	1,963,000	1,316,400
Shareholders’ equity:
Common stock; $0.10 par value, authorized 50,000,000 shares; issued and outstanding 11,576,539 shares (2015) and 11,549,789 shares (2014)	1,157,700	1,155,000
Capital in excess of par	5,735,200	5,713,800
Retained earnings	2,927,300	2,243,700
Total shareholders’ equity	9,820,200	9,112,500
Total liabilities and shareholders’ equity	$11,783,200	$10,428,900

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$683,600	$497,600
Adjustment to reconcile net income to net cash used by operating activities:
Depreciation and amortization	39,500	35,800
Stock-based compensation	17,200	17,500
Change in operating assets and liabilities:
Trade receivables	(987,800)	(561,600)
Inventories	(256,400)	170,500
Prepaid expenses and other assets	3,100	55,900
Income taxes (receivable) payable	6,600	8,400
Accounts payable and accrued expenses	643,700	(330,100)
Total adjustments to net income	(534,100)	(603,600)
Net Cash Provided (Used) by Operating Activities	149,500	(106,000)
Cash flow from investing activities:
Purchase of property, plant and equipment	(7,400)	(9,900)
Net Cash Used by Investing Activities	(7,400)	(9,900)
Cash flow from financing activities:
Proceeds from exercise of stock options	6,900	0
Net Cash Provided by Financing Activities	6,900	0
Net Increase (Decrease) in Cash and Cash Equivalents	149,000	(115,900)
Cash and Cash Equivalents, beginning of period	5,896,600	3,126,200
Cash and Cash Equivalents, end of period	$6,045,600	$3,010,300
Supplemental disclosures:
Cash paid during the period for interest	$7,300	$7,200

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Notes to Consolidated Financial Statements (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

Note 1.	Organization and Summary of Significant Accounting Policies.
(a)	Company Background

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

The Consolidated Statements of Operations, Consolidated Balance Sheets, and the Consolidated Statements of Cash Flows included in this Report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2015 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the period ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

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

The agreement provides for a factoring line up to $1.5 million and is secured primarily by accounts receivables, inventory, any lease in which we are a lessor and all investment property and guarantees by our active subsidiaries. Under the agreement, Summit will make loans at our request and in its discretion based on: (i) its purchases of our receivables, with recourse against us, at an advance rate of 85% (or such other percentage determined by Summit in its discretion) and (ii) our inventory not to exceed certain amounts, including an aggregate maximum of $500,000. Advances under the agreement have an interest rate of 1.0% over the prime rate (as published in The Wall Street Journal) for the accounts receivables portion of the advances and 2.5% over the prime rate for the inventory portion of the borrowings. At March 31, 2015, the prime rate was 3.25%.

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

In 2015 and 2014, we did not sell any of our accounts receivables to Summit. At March 31, 2015 and December 31, 2014 the entire credit line of $1.5 million was available for future factoring of accounts receivable invoices and borrowings secured by our inventory.

We report these transactions using the authoritative guidance of the Financial Accounting Standards Board (“FASB”) as a secured borrowing rather than as a sale. As a result, affected accounts receivable are reported under the “Current Assets” section within our Consolidated Balance Sheets as “Trade receivables, net.” Similarly, the net liability owing to Summit, if any, appears as “Obligations collateralized by receivables and inventory” within the “Current Liabilities” section of our Consolidated Balance Sheets. Net proceeds received on obligations collateralized by receivables and inventory appear as “net cash provided (used) by operating activities” within the “Adjustment to reconcile net income to net cash used by operating activities” section of our Consolidated Statements of Cash Flows.

On March 16, 2011, with the consent of Summit, we entered into a financing agreement with Wells Fargo Bank, National Association (“Wells Fargo”) for the purpose of further lowering the cost of borrowing associated with the financing of our accounts receivable. Pursuant to this agreement, we may sell accounts receivables from one of our largest customers, Wal-Mart Stores, Inc. (“Wal-Mart”), at a discount to Wells Fargo; provided, however, that Wells Fargo may reject offers to purchase such receivables in its discretion. These receivables may be purchased by Wells Fargo at a cost to us equal to LIBOR plus 1.15% per annum. The LIBOR rate used depends on the days to maturity of the receivable sold, typically ranging from 102 to 105 days. At March 31, 2015, Wells Fargo used the 104-day LIBOR rate of 0.32%.

The agreement has no fixed termination date, but continues unless terminated by either party giving 30 days prior written notice to the other party. During the three months ended March 31, 2015 and 2014, we sold approximately $1,055,000 and $1,038,900, respectively, of our relevant accounts receivable to Wells Fargo for approximately $1,050,600 and $1,034,700, respectively. The difference between the invoiced amount of the receivable and the cash that we received from Wells Fargo is a cost to us. This cost is in lieu of any cash discount our customer would have been allowed and, thus, is treated in a manner consistent with standard trade discounts granted to our customers.

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

Inventories were comprised of the following at:

	March 31, 2015	December 31,2014
Finished goods	$1,948,800	$1,626,300
Raw materials	1,051,700	1,117,800
Inventory reserve for obsolescence	(54,400)	(54,400)
	$2,946,100	$2,689,700
(h)	Property, Plant and Equipment

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

Financial instruments which potentially subject us to concentrations of credit risk include cash and cash equivalents and trade receivables. We maintain our cash balances in the form of bank demand deposits with financial institutions that we believe are creditworthy. As of March 31, 2015, and periodically throughout the year, we have maintained balances in various operating accounts in excess of federally insured limits. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. We have no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

The recorded amounts for cash and cash equivalents, receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. As of March 31, 2015 and December 31, 2014 we had no long-term debt.

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

Our reserve for customer allowances includes primarily reserves for trade promotions to support price features, displays, slotting fees and other merchandising of our products to our customers. The actual level of returns and customer allowances is influenced by several factors, including the promotional efforts of our customers, changes in mix of our customers, changes in the mix of the products we sell and the maturity of the product. We may change our estimates based on actual results and consideration of other factors that cause returns and allowances. In the event that actual results differ from our estimates, the results of future periods may be impacted.

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

At March 31, 2015 and December 31, 2014 approximately $599,300 and $795,300, respectively, had been reserved as a reduction of accounts receivable. Trade promotions to our customers and incentives such as coupons to our consumers are deducted from gross sales and totaled $510,100 and $529,800 for the three months ended March 31, 2015 and 2014, respectively.

(l)	Advertising Costs

Advertising costs are expensed as incurred.

(m)	Stock-based Compensation

During the three months ended March 31, 2015 and 2014, we did not grant any stock options.

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) under authoritative guidance issued by the FASB was $17,200 and $17,500 in the three months ended March 31, 2015 and 2014, respectively. Approximately $225,300 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next 48 – 60 months, depending on the vesting provisions of the options. In accordance with this same authoritative guidance, there was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible. With respect to the non-cash expense associated with options granted to the non-employee directors, no tax benefit is recognized due to the existence of as yet unutilized net operating losses. At such time as these operating losses have been utilized and a tax benefit is realized from the issuance of non-qualified stock options, a corresponding tax benefit may be recognized.

(n)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out as selling expenses. Other selling expenses consist primarily of wages and benefits for sales and sales support personnel, travel, brokerage commissions and promotional costs, as well as certain other indirect costs. Shipping and handling costs totaled $344,000 and $354,500 for the three months ended March 31, 2015 and 2014, respectively.

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

Basic earnings per share include no dilution and are computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in our earnings. There were common stock equivalents of 397,500 and 110,000 shares outstanding at March 31, 2015 and 2014, respectively, consisting of stock options that were not included in the calculation of earnings per share because they would have been anti-dilutive.

A reconciliation of the weighted average number of common shares outstanding for the three months ended March 31, 2015 and 2014 is as follows:

	2015	2014
Common shares outstanding, beginning of the year	11,549,789	11,446,800
Weighted average common shares issued	7,492	0
Weighted average number of common shares outstanding	11,557,281	11,446,800
Dilutive effect of common share equivalents	317,308	215,696
Diluted weighted average number of common shares outstanding	11,874,589	11,662,496

 We have authorized 20,000,000 shares of preferred stock issuable in one or more series, none of which is issued or outstanding as of March 31, 2015.

Note 3.	Segment Information.

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

The following provides information on our segments for the three months ended March 31:

	2015		2014
	Household Products	Skin and Hair Care Products	Household Products	Skin and Hair Care Products
Net sales to external customers	$1,613,300	$5,334,900	$1,360,600	$4,123,200

Cost of sales	759,800	2,979,600	712,300	2,264,300
Advertising expenses	101,200	146,000	181,100	18,500
Selling expenses	439,300	913,900	381,900	750,600
General and administrative expenses	405,100	504,100	320,000	350,500
Total operating costs and expenses	1,705,400	4,543,600	1,595,300	3,383,900
(Loss) income from operations	(92,100)	791,300	(234,700)	739,300
Other income	1,000	3,100	6,100	2,500
Interest expense	(1,800)	(5,500)	(1,800)	(5,400)
(Loss) income before income taxes	$(92,900)	$788,900	$(230,400)	$736,400
Identifiable assets	$6,126,700	$4,413,100	$3,476,500	$3,875,400

The following is a reconciliation of segment information to consolidated information for the three months ended March 31:

	2015	2014
Net sales to external customers	$6,948,200	$5,483,800
Consolidated income before income taxes	$696,000	$506,000
Identifiable assets	$10,539,800	$7,351,900
Corporate assets	1,243,400	1,199,600
Consolidated total assets	$11,783,200	$8,551,500

Corporate assets noted above are comprised primarily of our cash and investments, and property and equipment not directly associated with our manufacturing, warehousing, shipping and receiving activities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Our consolidated net sales for the first three months of 2015 were $6,948,200 compared to $5,483,800 for the first three months of 2014, an increase of $1,464,400 or 26.7%. We saw a 40.3% increase in net sales of the skin and hair care products that we distribute for other companies and an 8.9% decrease in net sales of our own line of skin care products. We saw an 18.6% increase in net sales of our household products. The reasons for the foregoing changes in net sales of our products are described below.

Our net income for the first three months of 2015 was $683,600 compared to net income of $497,600 in the first three months of 2014, an increase of $186,000 or 37.4%. The increase in net income for the first three months of 2015 compared to the net income for the same period in 2014 resulted primarily from: (1) increased sales; (2) changes in our trade promotions to our customers; (3) changes in costs of sales; and (4) changes in operating expenses, as discussed below.

Summary of Results as a Percentage of Net Sales

	Year Ended December 31,	Three Months Ended March 31,
`	2014	2015	2014
Net sales
Household products	24.2%	23.2%	24.8%
Skin and hair care products	75.8%	76.8%	75.2%
Total net sales	100.0%	100.0%	100.0%
Cost of sales	56.2%	53.8%	54.3%
Gross profit	43.8%	46.2%	45.7%
Other revenue	0.2%	0.1%	0.2%
	44.0%	46.3%	45.9%
Operating expenses	35.1%	36.1%	36.5%
Interest expense	0.1%	0.1%	0.1%
	35.2%	36.2%	36.6%
Income before income taxes	8.8%	10.1%	9.3%

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

Comparative Net Sales

	Three Months Ended March 31,		Percentage Increase
	2015	2014	(Decrease)
Total household products	$1,613,300	$1,360,600	18.6%
Alpha Hydrox®, Diabetic cream and other skin care products	832,300	914,100	(8.9%)
Montagne Jeunesse and Batiste Dry Shampoo	4,502,600	3,209,100	40.3%
Total skin and hair care products	5,334,900	4,123,200	29.4%
Total net sales	$6,948,200	$5,483,800	26.7%

During the first quarter of 2015, net sales of skin and hair care products accounted for 76.8% of consolidated net sales compared to 75.2% for the same period in 2014. The net sales of these products for that period were $5,334,900 in 2015 compared to $4,123,200 for the same period in 2014, an increase of $1,211,700 or 29.4%, primarily as a result of an increase in net sales of Batiste Dry Shampoo.

The net sales of our Alpha Hydrox® and other manufactured skin care products were $832,300 in the first quarter of 2015 compared to $914,100 for the same period in 2014, a decrease of $81,800 or 8.9%. This decrease is primarily attributable to: (1) a decrease in net sales of our Alpha Hydrox products resulting from one of our customers reducing the number of products that it carries in its stores; (2) a decrease in net sales of our Neoteric Diabetic® skin cream due to one of our customers returning the skin cream from certain of its stores and no longer carrying the skin cream in those stores; and (3) increased competition for diabetic skin care products. As we previously publicly disclosed, we plan to make significant investments in 2015 to reposition our Alpha Hydrox® and Neoteric Diabetic® skin care products in the marketplace. We do not expect to recognize in 2015 the full benefits of the investments that we are making in 2015. Instead, we anticipate seeing the positive benefits over future periods.

The net sales of Montagne Jeunesse and Batiste Dry Shampoo were $4,502,600 in the first quarter of 2015 compared to $3,209,100 for the same period in 2014, an increase of $1,239,500 or 40.3%. This increase is primarily attributable to increased sales of Batiste Dry Shampoo to our existing customers.

Net sales of household products for the first quarter of 2015 accounted for 23.2% of net sales compared to 24.8% for the same period in 2014. During the first quarter of 2015, the sales of our household products were $1,613,300 as compared to $1,360,600 for the same period in 2014, an increase of $252,700 or 18.6%. The increase is attributable primarily to sales of our Scott’s Liquid Gold® Floor Restore product, which we introduced late in the fourth quarter of 2013.

We paid our customers a total of $510,100 in the first quarter of 2015 for trade promotions to support price features, displays, slotting fees and other merchandising of our products compared to $529,800 for the same period in 2014, a decrease of $19,700 or 3.7%. This decrease is due primarily to more efficient and effective use of our trade promotion spending and shifting some of our trade promotion spending to spending more on advertising directly to our consumers.

From time to time, our customers return products to us. For our household products, we permit returns only for a limited time. With regard to our skin and hair care products, returns are more frequent under an unwritten industry standard that permits returns for a variety of reasons. In the event a skin and hair care customer requests a return of a product, we will consider the request, and may grant such request in order to maintain or enhance our relationship with the customer, even in the absence of an enforceable right of the customer to do so. Typically, customers that return products to us take a credit on our invoice equal to the original sale price plus a handling charge ranging from 8-10% of the original sales price. Our product returns (as a percentage of net sales) were 0.9% percent for the first quarter of 2015 compared to 0.3% for the same period in 2014. This increase is primarily attributable to a few of our customers returning various products to us that they will no longer carry in certain of their stores.

On a consolidated basis, cost of sales was $3,739,400 during the first quarter of 2015 compared to $2,976,600 for the same period in 2014, an increase of $762,800 or 25.6%, on a net sales increase of 26.7%. As a percentage of consolidated net sales, cost of sales was 53.8% in the first quarter of 2015 compared to 54.3% for the same period in 2014.

As a percentage of net sales of our skin and hair care products, the cost of sales for our skin and hair care products increased to 55.9% in the first quarter of 2015 compared to 54.9% for the same period in 2014. This increase reflects primarily a higher percentage of net sales of the skin and hair care products that we distribute for other companies, which have a higher cost than the skin care products that we manufacture.

As a percentage of net sales of our household products, the costs of sales for our household products decreased to 47.1% in the first quarter of 2015 compared to 52.4% for the same period in 2014. This decrease is primarily attributable to a reduction in our costs for certain raw materials.

Operating Expenses, Interest Expense and Other Income

	Three Months Ended March 31,		Percentage Increase
	2015	2014	(Decrease)
Operating Expenses
Advertising	$247,200	$199,600	23.8%
Selling	1,353,200	1,132,500	19.5%
General and administrative	909,200	670,500	35.6%
Total operating expenses	$2,509,600	$2,002,600	25.3%
Rental and Other Income	$4,100	$8,600	(52.3%)
Interest Expense	$7,300	$7,200	1.4%

Our operating expenses for the first quarter of 2015 were $2,509,600 compared to $2,002,600 for the same period in 2014, an increase of $507,000 or 25.3%. These expenses consist primarily of advertising, selling, and general and administrative expenses, which are discussed below.

Advertising expenses for the first quarter of 2015 were $247,200 compared to $199,600 for the same period in 2014, an increase of $47,600 or 23.8%. This increase is primarily due to the investment we are making in 2015 to reposition our Alpha Hydrox® skin care products in the marketplace offset, in part, by a lower cost and more targeted digital advertising campaign for our household products in the first quarter of 2015 compared to a national television campaign in the first quarter of 2014.

Selling expenses for the first quarter of 2015 were $1,353,200 compared to $1,132,500 for the same period in 2014, an increase of $220,700 or 19.5%. This increase is primarily attributable to: (1) an increase in the commissions that we paid our sales brokers in the first quarter of 2015 compared to the same period in 2014 due to higher sales in 2015; (2) adding personnel within our marketing organization starting in the third quarter of 2014; (3) the accrual in the first quarter of 2015 of potential performance bonus payments to personnel within our sales and marketing organizations for 2015 compared to no accrual in the first quarter of 2014; and (4) an increase in salaries, payroll taxes and health benefits for our sales and marketing organizations starting in the third quarter of 2014.

General and administrative expenses for the first quarter of 2015 were $909,200 compared to $670,500 for the same period of 2014, an increase of $238,700 or 35.6%. This increase is due primarily to the accrual in the first quarter of 2015 of potential performance bonus payments to our management and administrative support personnel for 2015 compared to no accrual in the first quarter of 2014 and an increase in salaries, payroll taxes and health benefits for our management and administrative support personnel starting in the third quarter of 2014.

Rental and other income for the first quarter of 2015 of $4,100 was from interest earned on our cash reserves. This compares to rental and other income for the first quarter of 2014 of $8,600 that included $3,500 in interest earned on our cash reserves.

Interest expense for the first quarter of 2015 was $7,300 in administrative fees paid to Summit. Interest expense for the first quarter of 2014 was $7,200 in administrative fees paid to Summit.

Liquidity and Capital Resources

Financing Agreements

Please see Note 1(f) to our Consolidated Financial Statements (Unaudited) for information on our financing agreements with Summit and Wells Fargo.

Liquidity

At March 31, 2015, we had approximately $6.0 million in cash on hand and the full $1.5 million of capacity under our credit line with Summit was available for future borrowing. For the first three months of 2015, the primary components of working capital (exclusive of cash that was $149,000 more at March 31, 2015 compared to December 31, 2014) that significantly affected operating cash flows are the following: (1) net trade receivables were $987,800 more at March 31, 2015 than at December 31, 2014 due primarily to increased gross sales activity and the timing of receiving payment; (2) inventory at March 31, 2015 was $256,400 more than at December 31, 2014 due primarily to increased gross sales activity and the timing of receiving certain inventory from our vendors and shipping our products to our customers; and (3) accounts payable and other accrued expenses at March 31, 2015 were $643,700 more than at December 31, 2014 due primarily to increased inventory and the timing of payments on our inventory.

We believe that our cash on hand at any time during 2015 could be significantly less than at March 31, 2015 due primarily to the following: (1) the timing of receiving and paying for the significant amounts of Batiste Dry Shampoo that we purchase every month from Church & Dwight; and (2) making a significant investment in 2015 in the brands and products that we own.

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

Disclosure Controls and Procedures

As of March 31, 2015, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results.

ITEM 6.	EXHIBITS.

Exhibit Number	Document
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Furnished, not filed.

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
Barry J. Levine
Treasurer, Chief Financial Officer and Chief Operating Officer
(Principal Financial and Chief Accounting Officer)

Date: May 14, 2015

EXHIBIT INDEX

Exhibit Number	Document
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Furnished, not filed.