Form 10-Q
period 2015-06-30
SCOTTS LIQUID GOLD INC
filed 2015-08-14
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 14, 2015, the Registrant had 11,665,220 of its common stock, $0.10 par value per share, outstanding.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS.

Consolidated Statements of Operations (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$7,259,400	$5,734,000	$14,207,600	$11,217,800
Operating costs and expenses:
Cost of sales	4,018,600	3,290,000	7,758,000	6,266,600
Advertising	312,100	199,600	559,300	399,200
Selling	1,353,800	1,182,700	2,707,000	2,315,200
General and administrative	791,500	741,800	1,700,700	1,412,300
Total operating costs and expenses	6,476,000	5,414,100	12,725,000	10,393,300
Income from operations	783,400	319,900	1,482,600	824,500
Other income	5,200	3,600	9,300	12,200
Interest expense	(7,300)	(7,300)	(14,600)	(14,500)
Income before income taxes	781,300	316,200	1,477,300	822,200
Income tax benefit (expense)	2,581,400	(7,400)	2,569,000	(15,800)
Net income	$3,362,700	$308,800	$4,046,300	$806,400
Net income per common share
Basic	$0.29	$0.03	$0.35	$0.07
Diluted	$0.28	$0.03	$0.34	$0.07
Weighted average shares outstanding:
Basic	11,628,749	11,500,623	11,593,212	11,474,836
Diluted	11,917,643	11,794,328	11,898,589	11,773,086

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

Scott’s Liquid Gold-Inc. & Subsidiaries

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,854,100	$5,896,600
Trade receivables, net	1,672,000	1,041,100
Inventories, net	3,534,600	2,689,700
Income taxes receivable	0	3,700
Deferred tax asset	182,300	0
Prepaid expenses	286,000	346,000
Total current assets	12,529,000	9,977,100
Property and equipment, net	408,600	400,800
Deferred tax asset	2,420,900	0
Other assets	51,000	51,000
Total assets	$15,409,500	$10,428,900
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	1,362,100	616,300
Accrued payroll and benefits	791,400	665,900
Income taxes payable	2,600	0
Accrued property taxes	28,500	34,200
Total current liabilities	2,184,600	1,316,400
Total liabilities	2,184,600	1,316,400
Shareholders’ equity:
Common stock; $0.10 par value, authorized 50,000,000 shares; issued and outstanding 11,665,220 shares (2015) and 11,549,789 shares (2014)	1,166,500	1,155,000
Capital in excess of par	5,768,400	5,713,800
Retained earnings	6,290,000	2,243,700
Total shareholders’ equity	13,224,900	9,112,500
Total liabilities and shareholders’ equity	$15,409,500	$10,428,900

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$4,046,300	$806,400
Adjustment to reconcile net income to net cash used by operating activities:
Depreciation and amortization	79,400	92,800
Stock-based compensation	34,400	35,700
Deferred income taxes	(2,603,200)	0
Change in operating assets and liabilities:
Trade receivables	(630,900)	(482,500)
Inventories	(844,900)	549,500
Prepaid expenses and other assets	60,000	101,900
Income taxes payable (receivable)	6,300	(17,200)
Accounts payable and accrued expenses	865,600	(4,300)
Total adjustments to net income	(3,033,300)	275,900
Net Cash Provided by Operating Activities	1,013,000	1,082,300
Cash flow from investing activities:
Purchase of property and equipment	(87,200)	(32,100)
Net Cash Used by Investing Activities	(87,200)	(32,100)
Cash flow from financing activities:
Proceeds from exercise of stock options	31,700	35,700
Net Cash Provided by Financing Activities	31,700	35,700
Net Increase in Cash and Cash Equivalents	957,500	1,085,900
Cash and Cash Equivalents, beginning of period	5,896,600	3,126,200
Cash and Cash Equivalents, end of period	$6,854,100	$4,212,100
Supplemental disclosures:
Cash paid during the period for interest	$14,600	$14,500

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Notes to Consolidated Financial Statements (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

Note 1.	Organization and Summary of Significant Accounting Policies.
(a)	Company Background

Scott’s Liquid Gold-Inc. (a Colorado corporation) was incorporated on February 15, 1954. Scott’s Liquid Gold-Inc. and its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our,” or “us”) develop, manufacture, market and sell quality household and skin and hair care products. We are also a distributor in the United States of Montagne Jeunesse skin sachets and Batiste Dry Shampoo manufactured by two other companies. Our business is comprised of two segments, household products and skin and hair care products.

(b)	Principles of Consolidation

Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

(c)	Basis of Presentation

The Consolidated Statements of Operations, Consolidated Balance Sheets, and the Consolidated Statements of Cash Flows included in this Report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2015 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the period ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

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

The agreement provides for a factoring line up to $1.5 million and is secured primarily by accounts receivables, inventory, any lease in which we are a lessor and all investment property and guarantees by our active subsidiaries. Under the agreement, Summit will make loans at our request and in its discretion based on: (i) its purchases of our receivables, with recourse against us, at an advance rate of 85% (or such other percentage determined by Summit in its discretion) and (ii) our inventory not to exceed certain amounts, including an aggregate maximum of $500,000. Advances under the agreement have an interest rate of 1.0% over the prime rate (as published in The Wall Street Journal) for the accounts receivables portion of the advances and 2.5% over the prime rate for the inventory portion of the borrowings. At June 30, 2015, the prime rate was 3.25%.

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

In 2015 and 2014, we did not sell any of our accounts receivables to Summit. At June 30, 2015 and December 31, 2014 the entire credit line of $1.5 million was available for future factoring of accounts receivable invoices and borrowings secured by our inventory.

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

On March 16, 2011, with the consent of Summit, we entered into a financing agreement with Wells Fargo Bank, National Association (“Wells Fargo”) for the purpose of further lowering the cost of borrowing associated with the financing of our accounts receivable. Pursuant to this agreement, we may sell accounts receivables from one of our largest customers, Wal-Mart Stores, Inc. (“Wal-Mart”), at a discount to Wells Fargo; provided, however, that Wells Fargo may reject offers to purchase such receivables in its discretion. These receivables may be purchased by Wells Fargo at a cost to us equal to LIBOR plus 1.15% per annum. The LIBOR rate used depends on the days to maturity of the receivable sold, typically ranging from 102 to 105 days. At June 30, 2015, Wells Fargo used the 105-day LIBOR rate of 0.34%.

The agreement has no fixed termination date, but continues unless terminated by either party giving 30 days prior written notice to the other party. During the six months ended June 30, 2015 and 2014, we sold approximately $2,282,200 and $2,168,100, respectively, of our relevant accounts receivable to Wells Fargo for approximately $2,272,600 and $2,159,300, respectively. The difference between the invoiced amount of the receivable and the cash that we received from Wells Fargo is a cost to us. This cost is in lieu of any cash discount our customer would have been allowed and, thus, is treated in a manner consistent with standard trade discounts granted to our customers.

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

Inventories were comprised of the following at:

	June 30, 2015	December 31,2014
Finished goods	$1,876,100	$1,626,300
Raw materials	1,712,900	1,117,800
Inventory reserve for obsolescence	(54,400)	(54,400)
	$3,534,600	$2,689,700

(h)	Property and Equipment

Property and equipment are recorded at historical cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from three to 20 years. Production equipment and production support equipment are estimated to have useful lives of 15 to 20 years and three to 10 years, respectively. Office furniture and office machines are estimated to have useful lives of 10 to 20 years and three to five years, respectively. Carpets, drapes and company vehicles are estimated to have useful lives of five to 10 years. Maintenance and repairs are expensed as incurred. Improvements that extend the useful lives of the asset or provide improved efficiency are capitalized.

(i)	Financial Instruments

Financial instruments which potentially subject us to concentrations of credit risk include cash and cash equivalents and trade receivables. We maintain our cash balances in the form of bank demand deposits with financial institutions that we believe are creditworthy. As of June 30, 2015, and periodically throughout the year, we have maintained balances in various operating accounts in excess of federally insured limits. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. We have no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

The recorded amounts for cash and cash equivalents, receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. As of June 30, 2015 and December 31, 2014 we had no long-term debt.

(j)	Income Taxes

We follow FASB authoritative guidance for the accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective income tax bases. A valuation allowance is provided when it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which related temporary differences become deductible. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

The effective tax rate for the six months ended June 30, 2015, was (173.9%), which differs from the statutory income tax rate due to permanent book to tax differences and the net decrease in valuation allowance.

As of December 31, 2014, the Company had a deferred tax asset of $0, net of a valuation allowance of $3,379,100. As of that date and until the second quarter of 2015, a full valuation allowance had been provided against deferred tax assets, as it was more-likely-than-not that the Company’s net deferred tax asset would not be realized in the foreseeable future due to the Company’s cumulative book loss. Consequently, the Company was unable to recognize any income tax benefit in such prior periods. However, the Company has, as of June 30, 2015, reported positive income for nine consecutive quarters and the 36 month cumulative income before income taxes was approximately $3.4 million. Accordingly, the Company released a portion of the valuation allowance related to the deferred tax asset of approximately $3.1 million. The analysis of the partial valuation allowance release was in accordance with accounting standards for interim period reporting. The remaining $239,400 in valuation allowance is expected to be released during the third and fourth quarters of 2015.

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

At June 30, 2015 and December 31, 2014 approximately $647,500 and $795,300, respectively, had been reserved as a reduction of accounts receivable. Trade promotions to our customers and incentives such as coupons to our consumers are deducted from gross sales and totaled $1,122,900 and $1,090,200 for the six months ended June 30, 2015 and 2014, respectively.

(l)	Advertising Costs

Advertising costs are expensed as incurred.

(m)	Stock-based Compensation

During the six months ended June 30, 2015, we did not grant any stock options.

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

The weighted average fair market value of the options granted in the first six months of 2014 was estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

June 30, 2014
Expected life of options (using the “simplified” method)	4.5 years
Average risk-free interest rate	1.65%
Average expected volatility of stock	122%
Expected dividend rate	None
Fair value of options granted	$36,917

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) under authoritative guidance issued by the FASB was $34,400 and $35,700 in the six months ended June 30, 2015 and 2014, respectively. Approximately $208,000 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next 48 – 60 months, depending on the vesting provisions of the options. In accordance with this same authoritative guidance, there was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible. With respect to the non-cash expense associated with options granted to the non-employee directors, no tax benefit is recognized due to the existence of as yet unutilized net operating losses. At such time as these operating losses have been utilized and a tax benefit is realized from the issuance of non-qualified stock options, a corresponding tax benefit may be recognized.

(n)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out as selling expenses. Other selling expenses consist primarily of wages and benefits for sales and sales support personnel, travel, brokerage commissions and promotional costs, as well as certain other indirect costs. Shipping and handling costs totaled $729,100 and $720,700 for the six months ended June 30, 2015 and 2014, respectively.

General and administrative expenses consist primarily of wages and benefits associated with management and administrative support departments, business insurance costs, professional fees, office facility related expenses, and other general support costs.

(o)	Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts and customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2017, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of the adoption. We are currently assessing the impact, if any, that the adoption of ASU 2014-09 will have on our financial statements.

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

Basic earnings per share include no dilution and are computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in our earnings. There were common stock equivalents of 397,500 and 110,000 shares outstanding at June 30, 2015 and 2014, respectively, consisting of stock options that were not included in the calculation of earnings per share because they would have been anti-dilutive.

A reconciliation of the weighted average number of common shares outstanding for the three and six months ended June 30, 2015 and 2014 is as follows:

	2015
	Three Months	Six Months
Common shares outstanding, beginning of the period	11,576,539	11,549,789
Weighted average common shares issued	52,210	43,423
Weighted average number of common shares outstanding	11,628,749	11,593,212
Dilutive effect of common share equivalents	288,894	305,377
Diluted weighted average number of common shares outstanding	11,917,643	11,898,589

	2014
	Three Months	Six Months
Common shares outstanding, beginning of the period	11,446,800	11,446,800
Weighted average common shares issued	53,823	28,036
Weighted average number of common shares outstanding	11,500,623	11,474,836
Dilutive effect of common share equivalents	293,705	298,250
Diluted weighted average number of common shares outstanding	11,794,328	11,773,086

We have authorized 20,000,000 shares of preferred stock issuable in one or more series, none of which is issued or outstanding as of June 30, 2015.

Note 3.	Segment Information.

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

The following provides information on our segments for the three and six months ended June 30:

	Three Months Ended June 30,
	2015		2014
	Household Products	Skin and Hair Care Products	Household Products	Skin and Hair Care Products
Net sales to external customers	$1,563,100	$5,696,300	$1,578,200	$4,155,800

Cost of sales	757,100	3,261,500	796,300	2,493,700
Advertising expenses	158,900	153,200	189,300	10,300
Selling expenses	409,500	944,300	404,800	778,000
General and administrative expenses	360,300	431,200	335,900	405,800
Total operating costs and expenses	1,685,800	4,790,200	1,726,300	3,687,800
(Loss) income from operations	(122,700)	906,100	(148,100)	468,000
Other income	1,200	4,000	1,000	2,600
Interest expense	(1,600)	(5,700)	(2,100)	(5,200)
(Loss) income before income taxes	$(123,100)	$904,400	$(149,200)	$465,400
Identifiable assets	$6,931,600	$4,659,800	$4,229,500	$3,565,400

	Six Months Ended June 30,
	2015		2014
	Household Products	Skin and Hair Care Products	Household Products	Skin and Hair Care Products
Net sales to external customers	$3,176,400	$11,031,200	$2,938,800	$8,279,000

Cost of sales	1,516,900	6,241,100	1,508,600	4,758,000
Advertising expenses	260,100	299,200	370,400	28,800
Selling expenses	848,800	1,858,200	786,700	1,528,500
General and administrative expenses	765,400	935,300	655,900	756,500
Total operating costs and expenses	3,391,200	9,333,800	3,321,600	7,071,800
(Loss) income from operations	(214,800)	1,697,400	(382,800)	1,207,200
Other income	2,200	7,100	7,100	5,200
Interest expense	(3,400)	(11,200)	(3,900)	(10,600)
(Loss) income before income taxes	$(216,000)	$1,693,300	$(379,600)	$1,201,800
Identifiable assets	$6,931,600	$4,659,800	$4,229,500	$3,565,400

The following is a reconciliation of segment information to consolidated information for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales to external customers	$7,259,400	$5,734,000	$14,207,600	$11,217,800
Consolidated income before income taxes	$781,300	$316,200	$1,477,300	$822,200
Identifiable assets	$11,591,400	$7,794,900	$11,591,400	$7,794,900
Corporate assets	3,818,100	1,436,700	3,818,100	1,436,700
Consolidated total assets	$15,409,500	$9,231,600	$15,409,500	$9,231,600

Corporate assets noted above are comprised primarily of our cash and investments, and property and equipment not directly associated with our manufacturing, warehousing, shipping and receiving activities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Our consolidated net sales for the first six months of 2015 were $14,207,600 versus $11,217,800 for the first six months of 2014, an increase of $2,989,800 or 26.7%. We saw a 44.2% increase in net sales of the skin and hair care products that we distribute for other companies and a 2.7% decrease in net sales of our own line of skin care products. We saw an 8.1% increase in net sales of our household products. The reasons for the foregoing changes in net sales of our products are described below.

Our consolidated net sales for the second quarter of 2015 were $7,259,400 versus $5,734,000 for the second quarter of 2014, an increase of $1,525,400 or 26.6%. We saw a 48.2% increase in net sales of the skin and hair care products that we distribute for other companies and a 2.9% increase in net sales of our own line of skin care products. We saw a 1.0% decrease in net sales of our household products. The reasons for the foregoing changes in net sales of our products are described below.

Our net income for the first six months of 2015 was $4,046,300 versus net income of $806,400 in the first six months of 2014. Our net income for the second quarter of 2015 was $3,362,700 versus net income of $308,800 in the second quarter of 2014. The increase in net income for the first six months of 2015 compared to the net income for the same period in 2014 resulted primarily from: (1) increased sales; (2) changes in our trade promotions to our customers; (3) changes in costs of sales; and (4) changes in operating expenses, as discussed below. In addition, the increase in net income was due to the release of our deferred tax asset valuation in the second quarter of 2015. See Note 1(j), “Income Taxes,” to our Consolidated Financial Statements (Unaudited) in Item 1.

Summary of Results as a Percentage of Net Sales

	Year Ended December 31,	Six Months Ended June 30,
	2014	2015	2014
Net sales
Household products	24.2%	22.4%	26.2%
Skin and hair care products	75.8%	77.6%	73.8%
Total net sales	100.0%	100.0%	100.0%
Cost of sales	56.2%	54.6%	55.9%
Gross profit	43.8%	45.4%	44.1%
Other revenue	0.2%	0.1%	0.1%
	44.0%	45.5%	44.2%
Operating expenses	35.1%	35.0%	36.8%
Interest expense	0.1%	0.1%	0.1%
	35.2%	35.1%	36.9%
Income before income taxes	8.8%	10.4%	7.3%

Our gross margins may not be comparable to those of companies who include all of the costs related to their distribution network in cost of sales because we, like some other companies, exclude a portion of these costs (i.e., freight out to customers) from gross margin. Instead, we include them as part of selling expenses. See Note 1(n), “Operating Costs and Expenses Classification,” to our Consolidated Financial Statements (Unaudited) in Item 1.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Comparative Net Sales

	Six Months Ended June 30,		Percentage Increase
	2015	2014	(Decrease)
Total household products	$3,176,400	$2,938,800	8.1%
Alpha Hydrox®, Diabetic cream and other skin care products	1,884,300	1,936,800	(2.7%)
Montagne Jeunesse and Batiste Dry Shampoo	9,146,900	6,342,200	44.2%
Total skin and hair care products	11,031,200	8,279,000	33.2%
Total net sales	$14,207,600	$11,217,800	26.7%

During the first six months of 2015, net sales of skin and hair care products accounted for 77.6% of consolidated net sales compared to 73.8% for the same period in 2014. The net sales of these products for that period were $11,031,200 in 2015 compared to $8,279,000 for the same period in 2014, an increase of $2,752,200 or 33.2%, primarily as a result of an increase in net sales of Batiste Dry Shampoo.

The net sales of our Alpha Hydrox® and other manufactured skin care products were $1,884,300 in the first six months of 2015 compared to $1,936,800 for the same period in 2014, a decrease of $52,500 or 2.7%. This decrease is primarily attributable to: (1) a decrease in net sales of our Neoteric Diabetic® skin cream due to one of our customers returning the skin cream from certain of its stores and no longer carrying the skin cream in those stores; and (2) increased competition for diabetic skin care products.

The net sales of Montagne Jeunesse and Batiste Dry Shampoo were $9,146,900 in the first six months of 2015 compared to $6,342,200 for the same period in 2014, an increase of $2,804,700 or 44.2%. This increase is primarily attributable to increased sales of Batiste Dry Shampoo to our existing customers.

Net sales of household products for the first six months of 2015 accounted for 22.4% of net sales compared to 26.2% for the same period in 2014. During the first six months of 2015, the sales of our household products were $3,176,400 as compared to $2,938,800 for the same period in 2014, an increase of $237,600 or 8.1%. The increase is attributable primarily to sales of our Scott’s Liquid Gold® Floor Restore product, which we introduced late in the fourth quarter of 2013.

We paid our customers a total of $1,122,900 in the first six months of 2015 for trade promotions to support price features, displays, slotting fees and other merchandising of our products compared to $1,090,200 for the same period in 2014, an increase of $32,700 or 3.0%. This increase is primarily attributable to more trade promotions to support new distribution of our household products offset, in part, by lower cost and more efficient trade promotion programs for our skin and hair care products.

From time to time, our customers return products to us. For our household products, we permit returns only for a limited time. With regard to our skin and hair care products, returns are more frequent under an unwritten industry standard that permits returns for a variety of reasons. In the event a skin and hair care customer requests a return of a product, we will consider the request, and may grant such request in order to maintain or enhance our relationship with the customer, even in the absence of an enforceable right of the customer to do so. Typically, customers that return products to us take a credit on our invoice equal to the original sale price plus a handling charge ranging from 8-10% of the original sales price. Our product returns (as a percentage of net sales) were 0.5% percent for both the first six months of 2015 and 2014.

On a consolidated basis, cost of sales was $7,758,000 during the first six months of 2015 compared to $6,266,600 for the same period in 2014, an increase of $1,491,400 or 23.8%, on a net sales increase of 26.7%. As a percentage of consolidated net sales, cost of sales was 54.6% in the first six months of 2015 compared to 55.9% for the same period in 2014.

As a percentage of net sales of our skin and hair care products, the cost of sales for our skin and hair care products decreased to 56.6% in the first six months of 2015 compared to 57.5% for the same period in 2014. This decrease is primarily attributable to a reduction in our costs for certain raw materials used in the skin care products that we manufacture.

As a percentage of net sales of our household products, the costs of sales for our household products decreased to 47.8% in the first six months of 2015 compared to 51.3% for the same period in 2014. This decrease is primarily attributable to a reduction in our costs for certain raw materials.

Operating Expenses, Interest Expense and Other Income

	Six Months Ended June 30,		Percentage Increase
	2015	2014	(Decrease)
Operating Expenses
Advertising	$559,300	$399,200	40.1%
Selling	2,707,000	2,315,200	16.9%
General and administrative	1,700,700	1,412,300	20.4%
Total operating expenses	$4,967,000	$4,126,700	20.4%
Other Income	$9,300	$12,200	(23.8%)
Interest Expense	$14,600	$14,500	0.7%

Our operating expenses for the first six months of 2015 were $4,967,000 compared to $4,126,700 for the same period in 2014, an increase of $840,300 or 20.4%. These expenses consist primarily of advertising, selling, and general and administrative expenses, which are discussed below.

Advertising expenses for the first six months of 2015 were $559,300 compared to $399,200 for the same period in 2014, an increase of $160,100 or 40.1%. This increase is primarily due to the investment we are making in 2015 to reposition our Alpha Hydrox® skin care products in the marketplace offset, in part, by a lower cost and more targeted digital advertising campaign for our household products in the first six months of 2015 compared to a national television campaign in the first six months of 2014. As we previously publicly disclosed, we plan to make significant investments in 2015 to reposition our Alpha Hydrox® and Neoteric Diabetic® skin care products in the marketplace. We do not expect to recognize in 2015 the full benefits of the investments that we are making in 2015. Instead, we anticipate seeing the positive benefits over future periods.

Selling expenses for the first six months of 2015 were $2,707,000 compared to $2,315,200 for the same period in 2014, an increase of $391,800 or 16.9%. This increase is primarily attributable to: (1) an increase in the commissions that we paid our sales brokers in the first months of 2015 compared to the same period in 2014 due to higher sales in 2015; (2) adding personnel within our marketing organization starting in the third quarter of 2014; (3) the accrual in the first six months of 2015 of potential performance bonus payments to personnel within our sales and marketing organizations for 2015 compared to a smaller accrual in the first six months of 2014; and (4) an increase in salaries, payroll taxes and health benefits for our sales and marketing organizations starting in the third quarter of 2014.

General and administrative expenses for the first six months of 2015 were $1,700,700 compared to $1,412,300 for the same period of 2014, an increase of $288,400 or 20.4%. This increase is due primarily to the accrual in the first six months of 2015 of potential performance bonus payments to our management and administrative support personnel for 2015 compared to a smaller accrual in the first six months of 2014 and an increase in salaries, payroll taxes and health benefits for our management and administrative support personnel starting in the third quarter of 2014.

Other income for the first six months of 2015 of $9,300 was from interest earned on our cash reserves. This compares to other income for the first six months of 2014 of $12,200 that included $7,300 in interest earned on our cash reserves.

Interest expense for the first six months of 2015 and 2014 for administrative fees paid to Summit was $14,600 and $14,500, respectively.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Comparative Net Sales

	Three Months Ended June 30,		Percentage Increase
	2015	2014	(Decrease)
Total household products	$1,563,100	$1,578,200	(1.0%)
Alpha Hydrox®, Diabetic cream and other skin care products	1,052,000	1,022,700	2.9%
Montagne Jeunesse and Batiste Dry Shampoo	4,644,300	3,133,100	48.2%
Total skin and hair care products	5,696,300	4,155,800	37.1%
Total net sales	$7,259,400	$5,734,000	26.6%

During the second quarter of 2015, net sales of skin and hair care products accounted for 78.5% of consolidated net sales compared to 72.5% for the same period in 2014. The net sales of these products for that period were $5,696,300 in 2015 compared to $4,155,800 for the same period in 2014, an increase of $1,540,500 or 37.1%, primarily as a result of an increase in net sales of Batiste Dry Shampoo.

The net sales of our Alpha Hydrox® and other manufactured skin care products were $1,052,000 in the second quarter of 2015 compared to $1,022,700 for the same period in 2014, an increase of $29,300 or 2.9%. This increase is primarily attributable to an increase in net sales of our Alpha Hydrox products on our website and to certain other online retailers.

The net sales of Montagne Jeunesse and Batiste Dry Shampoo were $4,644,300 in the second quarter of 2015 compared to $3,133,100 for the same period in 2014, an increase of $1,511,200 or 48.2%. This increase is primarily attributable to increased sales of Batiste Dry Shampoo to our existing customers.

Net sales of household products for the second quarter of 2015 accounted for 21.5% of net sales compared to 27.5% for the same period in 2014. During the second quarter of 2015, the sales of our household products were $1,563,100 as compared to $1,578,200 for the same period in 2014, a decrease of $15,100 or 1.0%. This decrease is attributable primarily to an increase in trade promotions to support new distribution of our household products offset, in part, by an increase in net sales of our Scott’s Liquid Gold® Floor Restore product, which we introduced late in the fourth quarter of 2013.

We paid our customers a total of $612,800 in the second quarter of 2015 for trade promotions to support price features, displays, slotting fees and other merchandising of our products compared to $560,400 for the same period in 2014, an increase of $52,400 or 9.4%. This increase is primarily attributable to more trade promotions to support new distribution of our household products offset, in part, by lower cost and more efficient trade promotion programs for our skin and hair care products.

From time to time, our customers return products to us. For our household products, we permit returns only for a limited time. With regard to our skin and hair care products, returns are more frequent under an unwritten industry standard that permits returns for a variety of reasons. In the event a skin and hair care customer requests a return of a product, we will consider the request, and may grant such request in order to maintain or enhance our relationship with the customer, even in the absence of an enforceable right of the customer to do so. Typically, customers that return products to us take a credit on our invoice equal to the original sale price plus a handling charge ranging from 8-10% of the original sales price. Our product returns (as a percentage of net sales) were 0.1% percent for the second quarter of 2015 compared to 0.8% for the same period in 2014. This decrease is primarily attributable to a few of our customers returning various products in the second quarter of 2014 to us that they will no longer carry in certain of their stores.

On a consolidated basis, cost of sales was $4,018,600 during the second quarter of 2015 compared to $3,290,000 for the same period in 2014, an increase of $728,600 or 22.1%, on a net sales increase of 26.6%. As a percentage of consolidated net sales, cost of sales was 55.4% in the second quarter of 2015 compared to 57.4% for the same period in 2014.

As a percentage of net sales of our skin and hair care products, the cost of sales for our skin and hair care products decreased to 57.3% in the second quarter of 2015 compared to 60.0% for the same period in 2014. This decrease is primarily attributable to a reduction in our costs for certain raw materials used in the skin care products that we manufacture.

As a percentage of net sales of our household products, the costs of sales for our household products decreased to 48.4% in the second quarter of 2015 compared to 50.5% for the same period in 2014. This decrease is primarily attributable to a reduction in our costs for certain raw materials.

Operating Expenses, Interest Expense and Other Income

	Three Months Ended June 30,		Percentage Increase
	2015	2014	(Decrease)
Operating Expenses
Advertising	$312,100	$199,600	56.4%
Selling	1,353,800	1,182,700	14.5%
General and administrative	791,500	741,800	6.7%
Total operating expenses	$2,457,400	$2,124,100	15.7%
Other Income	$5,200	$3,600	44.4%
Interest Expense	$7,300	$7,300	0%

Our operating expenses for the second quarter of 2015 were $2,457,400 compared to $2,124,100 for the same period in 2014, an increase of $333,300 or 15.7%. These expenses consist primarily of advertising, selling, and general and administrative expenses, which are discussed below.

Advertising expenses for the second quarter of 2015 were $312,100 compared to $199,600 for the same period in 2014, an increase of $112,500 or 56.4%.  This increase is primarily due to the investment we are making in 2015 to reposition our Alpha Hydrox® skin care products in the marketplace offset, in part, by a lower cost and more targeted digital advertising campaign for our household products in the first and second quarters of 2015 compared to a national television campaign in the first and second quarters of 2014.

Selling expenses for the second quarter of 2015 were $1,353,800 compared to $1,182,700 for the same period in 2014, an increase of $171,100 or 14.5%. This increase is primarily attributable to: (1) an increase in the commissions that we paid our sales brokers in the second quarter of 2015 compared to the same period in 2014 due to higher sales in 2015; (2) adding personnel within our marketing organization starting in the third quarter of 2014; and (3) an increase in salaries, payroll taxes and health benefits for our sales and marketing organizations starting in the third quarter of 2014.

General and administrative expenses for the second quarter of 2015 were $791,500 compared to $741,800 for the same period of 2014, an increase of $49,700 or 6.7%. This increase is due primarily to the accrual in the second quarter of 2015 of potential performance bonus payments to our management and administrative support personnel for 2015 compared to a smaller accrual in the second quarter months of 2014 and an increase in salaries, payroll taxes and health benefits for our management and administrative support personnel starting in the third quarter of 2014.

Other income for the second quarter of 2015 and 2014 from interest earned on our cash reserves was $5,200 and $3,600, respectively.

Interest expense for the second quarter of 2015 and 2014 for administrative fees paid to Summit was $7,300 for both quarters.

Liquidity and Capital Resources

Financing Agreements

Please see Note 1(f) to our Consolidated Financial Statements (Unaudited) for information on our financing agreements with Summit and Wells Fargo.

Liquidity

At June 30, 2015, we had approximately $6.9 million in cash on hand and the full $1.5 million of capacity under our credit line with Summit was available for future borrowing. For the first six months of 2015, the primary components of working capital (exclusive of cash that was $957,500 more at June 30, 2015 compared to December 31, 2014) that significantly affected operating cash flows are the following: (1) net trade receivables were $630,900 more at June 30, 2015 than at December 31, 2014 due primarily to increased gross sales activity and the timing of receiving payment; (2) inventory at June 30, 2015 was $844,900 more than at

December 31, 2014 due primarily to increased gross sales activity and the timing of receiving certain inventory from our vendors and shipping our products to our customers; and (3) accounts payable and other accrued expenses at June 30, 2015 were $865,600 more than at December 31, 2014 due primarily to increased inventory and the timing of payments on our inventory.

We believe that our cash on hand at any time during 2015 could be significantly less than at June 30, 2015 due primarily to the following: (1) the timing of receiving and paying for the significant amounts of Batiste Dry Shampoo that we purchase every month from Church & Dwight; and (2) making a significant investment in 2015 in the brands and products that we own.

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

Disclosure Controls and Procedures

As of June 30, 2015, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the six months ended June, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and subsequent quarterly reports on Form 10-Q, which could materially affect our business, financial condition or future results.

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

Date: August 14, 2015

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