Form 10-Q
period 2015-09-30
SCOTTS LIQUID GOLD INC
filed 2015-11-13
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 13, 2015, the Registrant had 11,667,345 of its common stock, $0.10 par value per share, outstanding.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS.

Consolidated Statements of Operations (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$7,548,100	$6,211,100	$21,755,700	$17,428,900
Operating costs and expenses:
Cost of sales	4,284,600	3,495,300	12,042,600	9,761,900
Advertising	528,600	61,100	1,087,900	460,300
Selling	1,336,600	1,198,100	4,043,600	3,513,300
General and administrative	733,200	770,200	2,433,900	2,182,600
Total operating costs and expenses	6,883,000	5,524,700	19,608,000	15,918,100
Income from operations	665,100	686,400	2,147,700	1,510,800
Other income	6,800	31,200	16,100	43,400
Interest expense	(7,400)	(7,300)	(22,000)	(21,800)
Income before income taxes	664,500	710,300	2,141,800	1,532,400
Income tax (expense) benefit	(191,500)	(4,600)	2,377,500	(20,400)
Net income	$473,000	$705,700	$4,519,300	$1,512,000
Net income per common share
Basic	$0.04	$0.06	$0.39	$0.13
Diluted	$0.04	$0.06	$0.38	$0.13
Weighted average shares outstanding:
Basic	11,665,461	11,537,066	11,617,562	11,495,122
Diluted	11,927,877	11,840,758	11,907,486	11,785,515

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

Scott’s Liquid Gold-Inc. & Subsidiaries

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,122,300	$5,896,600
Trade receivables, net	1,635,600	1,041,100
Inventories, net	4,612,300	2,689,700
Income taxes receivable	1,500	3,700
Deferred tax asset	169,400	0
Prepaid expenses	190,100	346,000
Total current assets	13,731,200	9,977,100
Property and equipment, net	425,100	400,800
Deferred tax asset	2,249,900	0
Other assets	51,000	51,000
Total assets	$16,457,200	$10,428,900
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	1,941,400	616,300
Accrued payroll and benefits	721,400	665,900
Accrued property taxes	33,300	34,200
Total current liabilities	2,696,100	1,316,400
Total liabilities	2,696,100	1,316,400
Shareholders’ equity:
Common stock; $0.10 par value, authorized 50,000,000 shares; issued and outstanding 11,668,845 shares (2015) and 11,549,789 shares (2014)	1,166,900	1,155,000
Capital in excess of par	5,831,200	5,713,800
Retained earnings	6,763,000	2,243,700
Total shareholders’ equity	13,761,100	9,112,500
Total liabilities and shareholders’ equity	$16,457,200	$10,428,900

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$4,519,300	$1,512,000
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,800	132,900
Stock-based compensation	96,900	58,200
Deferred income taxes	(2,419,300)	0
Change in operating assets and liabilities:
Trade receivables	(594,500)	(570,400)
Inventories	(1,922,600)	25,100
Prepaid expenses and other assets	155,900	46,500
Income taxes payable (receivable)	2,200	(14,200)
Accounts payable and accrued expenses	1,379,700	63,100
Total adjustments to net income	(3,182,900)	(258,800)
Net Cash Provided by Operating Activities	1,336,400	1,253,200
Cash flow from investing activities:
Purchase of property and equipment	(143,100)	(57,000)
Net Cash Used by Investing Activities	(143,100)	(57,000)
Cash flow from financing activities:
Proceeds from exercise of stock options	32,400	40,800
Net Cash Provided by Financing Activities	32,400	40,800
Net Increase in Cash and Cash Equivalents	1,225,700	1,237,000
Cash and Cash Equivalents, beginning of period	5,896,600	3,126,200
Cash and Cash Equivalents, end of period	$7,122,300	$4,363,200
Supplemental disclosures:
Cash paid during the period for interest	$22,000	$21,800

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Notes to Consolidated Financial Statements (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

Note 1.	Organization and Summary of Significant Accounting Policies.
(a)	Company Background

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

The Consolidated Statements of Operations, Consolidated Balance Sheets, and the Consolidated Statements of Cash Flows included in this Report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2015 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the period ended September 30, 2015 are not necessarily indicative of the operating results for the full year.

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

The agreement provides for a factoring line up to $1.5 million and is secured primarily by accounts receivables, inventory, any lease in which we are a lessor and all investment property and guarantees by our active subsidiaries. Under the agreement, Summit will make loans at our request and in its discretion based on: (i) its purchases of our receivables, with recourse against us, at an advance rate of 85% (or such other percentage determined by Summit in its discretion) and (ii) our inventory not to exceed certain amounts, including an aggregate maximum of $500,000. Advances under the agreement have an interest rate of 1.0% over the prime rate (as published in The Wall Street Journal) for the accounts receivables portion of the advances and 2.5% over the prime rate for the inventory portion of the borrowings. At September 30, 2015, the prime rate was 3.25%.

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

In 2015 and 2014, we did not sell any of our accounts receivables to Summit. At September 30, 2015 and December 31, 2014 the entire credit line of $1.5 million was available for future factoring of accounts receivable invoices and borrowings secured by our inventory.

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

On March 16, 2011, with the consent of Summit, we entered into a financing agreement with Wells Fargo Bank, National Association (“Wells Fargo”) for the purpose of further lowering the cost of borrowing associated with the financing of our accounts receivable. Pursuant to this agreement, we may sell accounts receivables from one of our largest customers, Wal-Mart Stores, Inc. (“Wal-Mart”), at a discount to Wells Fargo; provided, however, that Wells Fargo may reject offers to purchase such receivables in its discretion. These receivables may be purchased by Wells Fargo at a cost to us equal to LIBOR plus 1.15% per annum. The LIBOR rate used depends on the days to maturity of the receivable sold, typically ranging from 102 to 105 days. At September 30, 2015, Wells Fargo used the 105-day LIBOR rate of 0.39%.

The agreement has no fixed termination date, but continues unless terminated by either party giving 30 days prior written notice to the other party. During the nine months ended September 30, 2015 and 2014, we sold approximately $3,219,600 and $3,376,600, respectively, of our relevant accounts receivable to Wells Fargo for approximately $3,205,900 and $3,362,800, respectively. The difference between the invoiced amount of the receivable and the cash that we received from Wells Fargo is a cost to us. This cost is in lieu of any cash discount our customer would have been allowed and, thus, is treated in a manner consistent with standard trade discounts granted to our customers.

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

Inventories were comprised of the following at:

	September 30, 2015	December 31, 2014
Finished goods	$2,209,600	$1,626,300
Raw materials	2,457,100	1,117,800
Inventory reserve for obsolescence	(54,400)	(54,400)
	$4,612,300	$2,689,700

(h)	Property and Equipment

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

Financial instruments which potentially subject us to concentrations of credit risk include cash and cash equivalents and trade receivables. We maintain our cash balances in the form of bank demand deposits with financial institutions that we believe are creditworthy. As of September 30, 2015, and periodically throughout the year, we have maintained balances in various operating accounts in excess of federally insured limits. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. We have no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

The recorded amounts for cash and cash equivalents, receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. As of September 30, 2015 and December 31, 2014 we had no long-term debt.

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

The effective tax rate for the nine months ended September 30, 2015, was (111.0%), which differs from the statutory income tax rate due to permanent book to tax differences and the net decrease in valuation allowance.

As of December 31, 2014, the Company had a deferred tax asset of $0, net of a valuation allowance of $3,379,100. As of that date and until the second quarter of 2015, a full valuation allowance had been provided against deferred tax assets, as it was more-likely-than-not that the Company’s net deferred tax asset would not be realized in the foreseeable future due to the Company’s cumulative book loss. Consequently, the Company was unable to recognize any income tax benefit in such prior periods. However, the Company has, as of June 30, 2015, reported positive income for nine consecutive quarters and the 36 month cumulative income before income taxes was approximately $3.4 million. Accordingly, the Company as of June 30, 2015 released a portion of the valuation allowance related to the deferred tax asset of approximately $3.1 million as well as an additional $70,200 in the third quarter ended September 30, 2015. The analysis of the partial valuation allowance release was in accordance with accounting standards for interim period reporting. The remaining $169,200 in valuation allowance is expected to be released during the fourth quarter of 2015.

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

At September 30, 2015 and December 31, 2014 approximately $841,900 and $795,300, respectively, had been reserved as a reduction of accounts receivable. Trade promotions to our customers and incentives such as coupons to our consumers are deducted from gross sales and totaled $1,661,100 and $1,706,600 for the nine months ended September 30, 2015 and 2014, respectively.

(l)	Advertising Costs

Advertising costs are expensed as incurred.

(m)	Stock-based Compensation

During the nine months ended September 30, 2015, we granted options to acquire: (1) 326,500 shares of our commons stock to 40 of our management and administrative personnel at a price of $1.25 per share, which vest ratably over 48 months, or upon a change in control under certain circumstances, and which expire after 10 years; (2) 200,000 shares of our common stock to one of our executive officers at a price of $1.25 per share, which vest ratably over 60 months, or upon a change in control under certain circumstances, and which expire after 10 years; and (3) 90,000 shares of our common stock to our three non-employee board members at a price of $1.25 per share, half of which vested on the date of grant and the other half of which will vest on the first anniversary of the date of grant, or upon a change in control under certain circumstances, and which expire after five years. All of the foregoing options were granted at the market value as of the date of grant. We also granted options to acquire 100,000 shares of our common stock to one of our executive officers at a price of $1.375 per share, which vest ratably over 48 months, or upon a change in control under certain circumstances, and which expire after five years. Such options were granted at 110% of the market value as of the date of grant.

During the nine months ended September 30, 2014, we granted options to acquire: (1) 250,000 shares of our common stock to one of our executive officers at a price of $0.864 per share, which vest ratably over 60 months, or upon a change in control, and which expire after 10 years; (2) 35,000 shares of our common stock to our vice president of marketing at a price of $0.78 per share, which vest ratably over 48 months, or upon a change in control, and which expire after five years; (3) 2,500 shares of our common stock to an administrative employee at a price of $0.78 per share, which vest ratably over 48 months, or upon a change in control, and which expire after five years; and (4) 60,000 shares of our common stock to two of our board members at a price of $0.792 per share, which vest ratably over 48 months, or upon a change in control, and which expire after five years. Such options were granted at 120% of the market value as of the date of grant. We also granted options to acquire 30,000 shares of our common stock to one of our board members at a price of $0.792 per share, which vested upon the date of grant, and expire after five years. Such options were also granted at 120% of the market value as of the date of grant.

The weighted average fair market value of the options granted in the first nine months of 2015 and 2014 was estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

	September 30, 2015	September 30, 2014
Expected life of options (using the “simplified” method)	5.3 years	4.5 - 5.5 years
Average risk-free interest rate	1.4%	1.6% -1.7%
Average expected volatility of stock	133%	121% - 128%
Expected dividend rate	None	None
Fair value of options granted	$755,105	$210,523

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) under authoritative guidance issued by the FASB was $96,900 and $58,200 in the nine months ended September 30, 2015 and 2014, respectively. Approximately $900,700 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next 12 – 60 months, depending on the vesting provisions of the options. In accordance with this same authoritative guidance, there was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible. With respect to the non-cash expense associated with options granted to the non-employee directors, no tax benefit is recognized due to the existence of as yet unutilized net operating losses. At such time as these operating losses have been utilized and a tax benefit is realized from the issuance of non-qualified stock options, a corresponding tax benefit may be recognized.

(n)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out as selling expenses. Other selling expenses consist primarily of wages and benefits for sales and sales support personnel, travel, brokerage commissions and promotional costs, as well as certain other indirect costs. Shipping and handling costs totaled $1,081,400 and $1,090,400 for the nine months ended September 30, 2015 and 2014, respectively.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which is intended to simplify the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. Application of the standard, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact the new standard will have on its condensed consolidated financial statements.

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

Basic earnings per share include no dilution and are computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in our earnings. There were common stock equivalents of 1,114,000 and 397,500 shares outstanding at September 30, 2015 and 2014, respectively, consisting of stock options that were not included in the calculation of earnings per share because they would have been anti-dilutive.

A reconciliation of the weighted average number of common shares outstanding for the three and nine months ended September 30, 2015 and 2014 is as follows:

	2015
	Three Months	Nine Months
Common shares outstanding, beginning of the period	11,665,220	11,549,789
Weighted average common shares issued	241	67,773
Weighted average number of common shares outstanding	11,665,461	11,617,562
Dilutive effect of common share equivalents	262,416	289,924
Diluted weighted average number of common shares outstanding	11,927,877	11,907,486

	2014
	Three Months	Nine Months
Common shares outstanding, beginning of the period	11,532,258	11,446,800
Weighted average common shares issued	4,808	48,322
Weighted average number of common shares outstanding	11,537,066	11,495,122
Dilutive effect of common share equivalents	303,692	290,393
Diluted weighted average number of common shares outstanding	11,840,758	11,785,515

We have authorized 20,000,000 shares of preferred stock issuable in one or more series, none of which is issued or outstanding as of September 30, 2015.

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

The following provides information on our segments for the three and nine months ended September 30:

	Three Months Ended September 30,
	2015		2014
	Household Products	Skin and Hair Care Products	Household Products	Skin and Hair Care Products
Net sales to external customers	$1,485,300	$6,062,800	$1,427,600	$4,783,500

Cost of sales	679,400	3,605,200	793,000	2,702,300
Advertising expenses	401,000	127,600	47,100	14,000
Selling expenses	412,700	923,900	360,100	838,000
General and administrative expenses	318,200	415,000	315,600	454,600
Total operating costs and expenses	1,811,300	5,071,700	1,515,800	4,008,900
(Loss) income from operations	(326,000)	991,100	(88,200)	774,600
Other income	1,700	5,100	28,100	3,100
Interest expense	(1,700)	(5,700)	(1,100)	(6,200)
(Loss) income before income taxes	$(326,000)	$990,500	$(61,200)	$771,500
Identifiable assets	$7,414,900	$5,676,000	$3,997,800	$4,734,700

	Nine Months Ended September 30,
	2015		2014
	Household Products	Skin and Hair Care Products	Household Products	Skin and Hair Care Products
Net sales to external customers	$4,661,700	$17,094,000	$4,366,300	$13,062,600

Cost of sales	2,196,300	9,846,300	2,301,600	7,460,300
Advertising expenses	661,000	426,900	417,500	42,800
Selling expenses	1,261,800	2,781,800	1,146,800	2,366,500
General and administrative expenses	1,083,500	1,350,400	971,500	1,211,100
Total operating costs and expenses	5,202,600	14,405,400	4,837,400	11,080,700
(Loss) income from operations	(540,900)	2,688,600	(471,100)	1,981,900
Other income	3,900	12,200	35,100	8,300
Interest expense	(5,100)	(16,900)	(5,000)	(16,800)
(Loss) income before income taxes	$(542,100)	$2,683,900	$(441,000)	$1,973,400
Identifiable assets	$7,414,900	$5,676,000	$3,997,800	$4,734,700

The following is a reconciliation of segment information to consolidated information for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales to external customers	$7,548,100	$6,211,100	$21,755,700	$17,428,900
Consolidated income before income taxes	$664,500	$710,300	$2,141,800	$1,532,400
Identifiable assets	$13,090,900	$8,732,500	$13,090,900	$8,732,500
Corporate assets	3,366,300	1,299,700	3,366,300	1,299,700
Consolidated total assets	$16,457,200	$10,032,200	$16,457,200	$10,032,200

Corporate assets noted above are comprised primarily of our cash and investments, and property and equipment not directly associated with our manufacturing, warehousing, shipping and receiving activities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Our consolidated net sales for the first nine months of 2015 were $21,755,700 versus $17,428,900 for the first nine months of 2014, an increase of $4,326,800 or 24.8%. We saw a 35.0% increase in net sales of the skin and hair care products that we distribute for other companies and a 14.2% increase in net sales of our own line of skin care products. We saw a 6.8% increase in net sales of our household products. The reasons for the foregoing changes in net sales of our products are described below.

Our consolidated net sales for the third quarter of 2015 were $7,548,100 versus $6,211,100 for the third quarter of 2014, an increase of $1,337,000 or 21.5%. We saw a 20.8% increase in net sales of the skin and hair care products that we distribute for other companies and a 63.2% increase in net sales of our own line of skin care products. We saw a 4% increase in net sales of our household products. The reasons for the foregoing changes in net sales of our products are described below.

Our net income for the first nine months of 2015 was $4,519,300 versus net income of $1,512,000 in the first nine months of 2014. Our net income for the third quarter of 2015 was $473,000 versus net income of $705,700 in the third quarter of 2014. The increase in net income for the first nine months of 2015 compared to the net income for the same period in 2014 resulted primarily from: (1) increased sales; (2) changes in our trade promotions to our customers; (3) changes in costs of sales; (4) changes in operating expenses; and (5) to the release of our deferred tax asset valuation in the second and third quarters of 2015, as discussed below. See Note 1(j), “Income Taxes,” to our Consolidated Financial Statements (Unaudited) in Item 1. The decrease in net income for the third quarter of 2015 compared to the same period in 2014 resulted primarily from an income tax expense in the third quarter of 2015 of $191,500.

Summary of Results as a Percentage of Net Sales

	Year Ended December 31,	Nine Months Ended September 30,
	2014	2015	2014
Net sales
Household products	24.2%	21.4%	25.1%
Skin and hair care products	75.8%	78.6%	74.9%
Total net sales	100.0%	100.0%	100.0%
Cost of sales	56.2%	55.4%	56.0%
Gross profit	43.8%	44.6%	44.0%
Other revenue	0.2%	0.1%	0.2%
	44.0%	44.7%	44.2%
Operating expenses	35.1%	34.8%	35.3%
Interest expense	0.1%	0.1%	0.1%
	35.2%	34.9%	35.4%
Income before income taxes	8.8%	9.8%	8.8%

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

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Comparative Net Sales

	Nine Months Ended September 30,		Percentage Increase
	2015	2014	(Decrease)
Total household products	$4,661,700	$4,366,300	6.8%
Alpha Hydrox®, Diabetic cream and other skin care products	2,978,700	2,607,400	14.2%
Montagne Jeunesse and Batiste Dry Shampoo	14,115,300	10,455,200	35.0%
Total skin and hair care products	17,094,000	13,062,600	30.9%
Total net sales	$21,755,700	$17,428,900	24.8%

During the first nine months of 2015, net sales of skin and hair care products accounted for 78.6% of consolidated net sales compared to 74.9% for the same period in 2014. The net sales of these products for that period were $17,094,000 in 2015 compared to $13,062,600 for the same period in 2014, an increase of $4,031,400 or 30.9%, primarily as a result of an increase in net sales of Batiste Dry Shampoo.

The net sales of our Alpha Hydrox® and other manufactured skin care products were $2,978,700 in the first nine months of 2015 compared to $2,607,400 for the same period in 2014, an increase of $371,300 or 14.2%. This increase is primarily attributable to an increase in net sales of our Alpha Hydrox products on our website and to certain other online retailers.

The net sales of Montagne Jeunesse and Batiste Dry Shampoo were $14,115,300 in the first nine months of 2015 compared to $10,455,200 for the same period in 2014, an increase of $3,660,100 or 30.9%. This increase is primarily attributable to increased sales of Batiste Dry Shampoo to our existing customers.

Net sales of household products for the first nine months of 2015 accounted for 21.4% of net sales compared to 25.1% for the same period in 2014. During the first nine months of 2015, the sales of our household products were $4,661,700 as compared to $4,366,300 for the same period in 2014, an increase of $295,400 or 6.8%. The increase is attributable primarily to sales of our Scott’s Liquid Gold® Floor Restore product, which we introduced late in the fourth quarter of 2013.

We paid our customers a total of $1,661,100 in the first nine months of 2015 for trade promotions to support price features, displays, slotting fees and other merchandising of our products compared to $1,706,600 for the same period in 2014, a decrease of $45,500 or 2.7%. This decrease is primarily attributable to lower cost and more efficient trade promotion programs for our skin and hair care products offset, in part, by more trade promotions to support new distribution of our household products.

From time to time, our customers return products to us. For our household products, we permit returns only for a limited time. With regard to our skin and hair care products, returns are more frequent under an unwritten industry standard that permits returns for a variety of reasons. In the event a skin and hair care customer requests a return of a product, we will consider the request, and may grant such request in order to maintain or enhance our relationship with the customer, even in the absence of an enforceable right of the customer to do so. Typically, customers that return products to us take a credit on our invoice equal to the original sale price plus a handling charge ranging from 8-10% of the original sale price. Our product returns (as a percentage of net sales) were 0.4% percent for both the first nine months of 2015 and 2014.

On a consolidated basis, cost of sales was $12,042,600 during the first nine months of 2015 compared to $9,761,900 for the same period in 2014, an increase of $2,280,700 or 23.4%, on a net sales increase of 24.8%. As a percentage of consolidated net sales, cost of sales was 55.4% in the first nine months of 2015 compared to 56.0% for the same period in 2014.

As a percentage of net sales of our skin and hair care products, the cost of sales for our skin and hair care products increased to 57.6% in the first nine months of 2015 compared to 57.1% for the same period in 2014. This increase is primarily attributable to a higher percentage of net sales of the skin and hair care products that we distribute for other companies, which have a higher cost than the skin care products that we manufacture.

As a percentage of net sales of our household products, the costs of sales for our household products decreased to 47.1% in the first nine months of 2015 compared to 52.7% for the same period in 2014. This decrease is primarily attributable to a reduction in our costs for certain raw materials.

Operating Expenses, Interest Expense and Other Income

	Nine Months Ended September 30,		Percentage Increase
	2015	2014	(Decrease)
Operating Expenses
Advertising	$1,087,900	$460,300	136.3%
Selling	4,043,600	3,513,300	15.1%
General and administrative	2,433,900	2,182,600	11.5%
Total operating expenses	$7,565,400	$6,156,200	22.9%
Other Income	$16,100	$43,400	(62.9%)
Interest Expense	$22,000	$21,800	0.9%

Our operating expenses for the first nine months of 2015 were $7,565,400 compared to $6,156,200 for the same period in 2014, an increase of $1,409,200 or 22.9%. These expenses consist primarily of advertising, selling, and general and administrative expenses, which are discussed below.

Advertising expenses for the first nine months of 2015 were $1,087,900 compared to $460,300 for the same period in 2014, an increase of $627,600 or 136.3%. This increase is primarily due to the investment we are making in 2015 to reposition our Alpha Hydrox® skin care products and our Scott’s Liquid Gold® Wood Cleaner and Preservative in the marketplace. As we previously publicly disclosed, we planned to make significant investments in 2015 to reposition these products in the marketplace. We do not expect to recognize in 2015 the full benefits of the investments that we are making in 2015. Instead, we anticipate seeing the positive benefits over future periods.

Selling expenses for the first nine months of 2015 were $4,043,600 compared to $3,513,300 for the same period in 2014, an increase of $530,300 or 15.1%. This increase is primarily attributable to: (1) an increase in the commissions that we paid our sales brokers in the first nine months of 2015 compared to the same period in 2014 due to higher sales in 2015; (2) adding personnel within our marketing organization starting in the third quarter of 2014; (3) the accrual in the first nine months of 2015 of potential performance bonus payments to personnel within our sales and marketing organizations for 2015 compared to a smaller accrual in the first nine months of 2014; and (4) an increase in salaries, payroll taxes and health benefits for our sales and marketing organizations starting in the third quarter of 2014.

General and administrative expenses for the first nine months of 2015 were $2,433,900 compared to $2,182,600 for the same period of 2014, an increase of $251,300 or 11.5%. This increase is due primarily to the accrual in the first nine months of 2015 of potential performance bonus payments to our management and administrative support personnel for 2015 compared to a smaller accrual in the first nine months of 2014 and an increase in salaries, payroll taxes and health benefits for our management and administrative support personnel starting in the third quarter of 2014.

Other income for the first nine months of 2015 of $16,100 was from interest earned on our cash reserves. This compares to other income for the first nine months of 2014 of $43,400 that included a $27,600 refund on an old and previously written off deposit and $10,700 in interest earned on our cash reserves.

Interest expense for the first nine months of 2015 and 2014 for administrative fees paid to Summit was $22,000 and $21,800, respectively.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Comparative Net Sales

	Three Months Ended September 30,		Percentage Increase
	2015	2014	(Decrease)
Total household products	$1,485,300	$1,427,600	4.0%
Alpha Hydrox®, Diabetic cream and other skin care products	1,094,400	670,600	63.2%
Montagne Jeunesse and Batiste Dry Shampoo	4,968,400	4,112,900	20.8%
Total skin and hair care products	6,062,800	4,783,500	26.7%
Total net sales	$7,548,100	$6,211,100	21.5%

During the third quarter of 2015, net sales of skin and hair care products accounted for 80.3% of consolidated net sales compared to 77.0% for the same period in 2014. The net sales of these products for that period were $6,062,800 in 2015 compared to $4,783,500 for the same period in 2014, an increase of $1,279,300 or 26.7%, primarily as a result of an increase in net sales of Batiste Dry Shampoo.

The net sales of our Alpha Hydrox® and other manufactured skin care products were $1,094,400 in the third quarter of 2015 compared to $670,600 for the same period in 2014, an increase of $423,800 or 63.2%. This increase is primarily attributable to an increase in net sales of our Alpha Hydrox products on our website and to certain other online retailers.

The net sales of Montagne Jeunesse and Batiste Dry Shampoo were $4,968,400 in the third quarter of 2015 compared to $4,112,900 for the same period in 2014, an increase of $855,500 or 20.8%. This increase is primarily attributable to increased sales of Batiste Dry Shampoo to our existing customers.

Net sales of household products for the third quarter of 2015 accounted for 19.7% of net sales compared to 23.0% for the same period in 2014. During the third quarter of 2015, the sales of our household products were $1,485,300 as compared to $1,427,600 for the same period in 2014, an increase of $57,700 or 4.0%. The increase is attributable primarily to sales of our Scott’s Liquid Gold® Floor Restore product, which we introduced late in the fourth quarter of 2013.

We paid our customers a total of $538,200 in the third quarter of 2015 for trade promotions to support price features, displays, slotting fees and other merchandising of our products compared to $616,400 for the same period in 2014, a decrease of $78,200 or 12.7%. This decrease is primarily attributable to lower cost and more efficient trade promotion programs for our skin and hair care products offset, in part, by more trade promotions to support new distribution of our household products.

From time to time, our customers return products to us. For our household products, we permit returns only for a limited time. With regard to our skin and hair care products, returns are more frequent under an unwritten industry standard that permits returns for a variety of reasons. In the event a skin and hair care customer requests a return of a product, we will consider the request, and may grant such request in order to maintain or enhance our relationship with the customer, even in the absence of an enforceable right of the customer to do so. Typically, customers that return products to us take a credit on our invoice equal to the original sale price plus a handling charge ranging from 8-10% of the original sale price. Our product returns (as a percentage of net sales) were 0.1% percent for both the third quarters of 2015 and 2014.

On a consolidated basis, cost of sales was $4,284,600 during the third quarter of 2015 compared to $3,495,300 for the same period in 2014, an increase of $789,300 or 22.6%, on a net sales increase of 21.5%. As a percentage of consolidated net sales, cost of sales was 56.8% in the third quarter of 2015 compared to 56.3% for the same period in 2014.

As a percentage of net sales of our skin and hair care products, the cost of sales for our skin and hair care products increased to 59.5% in the third quarter of 2015 compared to 56.5% for the same period in 2014. This increase is primarily attributable to a higher percentage of net sales of the skin and hair care products that we distribute for other companies, which have a higher cost than the skin care products that we manufacture.

As a percentage of net sales of our household products, the costs of sales for our household products decreased to 45.7% in the third quarter of 2015 compared to 55.5% for the same period in 2014. This decrease is primarily attributable to a reduction in our costs for certain raw materials.

Operating Expenses, Interest Expense and Other Income

	Three Months Ended September 30,		Percentage Increase
	2015	2014	(Decrease)
Operating Expenses
Advertising	$528,600	$61,100	765.1%
Selling	1,336,600	1,198,100	11.6%
General and administrative	733,200	770,200	(4.8%)
Total operating expenses	$2,598,400	$2,029,400	28.0%
Other Income	$6,800	$31,200	(78.2%)
Interest Expense	$7,400	$7,300	1.4%

Our operating expenses for the third quarter of 2015 were $2,598,400 compared to $2,029,400 for the same period in 2014, an increase of $569,000 or 28.0%. These expenses consist primarily of advertising, selling, and general and administrative expenses, which are discussed below.

Advertising expenses for the third quarter of 2015 were $528,600 compared to $61,100 for the same period in 2014, an increase of $467,500 or 765.1%.  This increase is primarily due to the investment we are making in 2015 to reposition our Alpha Hydrox® skin care products and our Scott’s Liquid Gold® Wood Cleaner and Preservative in the marketplace. As we previously publicly disclosed, we planned to make significant investments in 2015 to reposition these products in the marketplace. We do not expect to recognize in 2015 the full benefits of the investments that we are making in 2015. Instead, we anticipate seeing the positive benefits over future periods.

Selling expenses for the third quarter of 2015 were $1,336,600 compared to $1,198,100 for the same period in 2014, an increase of $138,500 or 11.6%. This increase is primarily attributable to: (1) an increase in the commissions that we paid our sales brokers in the third quarter of 2015 compared to the same period in 2014 due to higher sales in 2015; (2) adding personnel within our marketing organization starting in the third quarter of 2014; and (3) an increase in salaries, payroll taxes and health benefits for our sales and marketing organizations starting in the third quarter of 2015.

General and administrative expenses for the third quarter of 2015 were $733,200 compared to $770,200 for the same period of 2014, a decrease of $37,000 or 4.8%. This decrease is due primarily to a smaller accrual in the third quarter of 2015 of potential performance bonus payments to our management and administrative support personnel for 2015 compared to the accrual in the third quarter of 2014 offset, in part, by an increase in salaries, payroll taxes and health benefits for our management and administrative support personnel starting in the third quarter of 2015.

Other income for the third quarter of 2015 of $6,800 was from interest earned on our cash reserves. This compares to other income for the third quarter of 2014 that included a $27,600 refund on an old and previously written off deposit and $3,600 in interest earned on our cash reserves.

Interest expense for the third quarter of 2015 and 2014 for administrative fees paid to Summit was $7,400 and $7,300, respectively.

Liquidity and Capital Resources

Financing Agreements

Please see Note 1(f) to our Consolidated Financial Statements (Unaudited) for information on our financing agreements with Summit and Wells Fargo.

Liquidity

At September 30, 2015, we had approximately $7.1 million in cash on hand and the full $1.5 million of capacity under our credit line with Summit was available for future borrowing. For the first nine months of 2015, the primary components of working capital (exclusive of cash that was $1,225,700 more at September 30, 2015 compared to December 31, 2014) that significantly affected operating cash flows are the following: (1) net trade receivables were $594,500 more at September 30, 2015 than at December 31, 2014 due primarily to increased gross sales activity and the timing of receiving payment; (2) inventory at September 30, 2015 was $1,922,600 more than at December 31, 2014 due primarily to increased gross sales activity and the timing of receiving certain inventory from our vendors and shipping our products to our customers; and (3) accounts payable and other accrued expenses at September 30, 2015 were $1,379,700 more than at December 31, 2014 due primarily to increased inventory and the timing of payments on our inventory.

We believe that our cash on hand at any time during 2015 could be significantly less than at September 30, 2015 due primarily to the following: (1) the timing of receiving and paying for the significant amounts of Batiste Dry Shampoo that we purchase every month from Church & Dwight; and (2) making a significant investment in 2015 in the brands and products that we own.

We anticipate that our existing cash and our cash from operations, together with our current financing arrangements with Summit and Wells Fargo, will be sufficient to meet our cash requirements for the next 12 months. We expect to make approximately $175,000 in capital expenditures in the fourth quarter of 2015 to purchase production equipment that will improve our manufacturing capabilities and efficiencies. During the first nine months of 2014, we did not make any significant capital expenditures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of September 30, 2015, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the nine months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 13, 2015

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