Form 10-K
period 2015-12-31
SCOTTS LIQUID GOLD INC
filed 2016-03-30
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the issuer was $3,359,303 on June 30, 2015.

As of March 29, 2016, there were 11,710,745 shares of common stock, $0.10 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be filed within 120 days after December 31, 2015.

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of U.S. federal securities laws. All statements, other than statements of historical facts, included in this Report that address activities, events, or developments with respect to our financial condition, results of operations, or economic performance that we expect, believe, or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements. You can typically identify forward-looking statements by the use of words, such as “may,” “could,” “should,” “assume,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “potential,” “plan,” and other similar words. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and our performance inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to:

•	changing consumer preferences and the continued acceptance of each of our significant products in the marketplace;
•	the degree of success of any new product or product line introduction by us including our Scott’s Liquid Gold® Floor Restore product, which we introduced late in the fourth quarter of 2013;
•	competitive factors, including any decrease in distribution of (i.e., retail stores carrying) our significant products;
•	continuation of our distributorship agreement for Montagne Jeunesse skin care products and Batiste Dry Shampoos;
•	the need for effective advertising of our products and limited resources available for such advertising;
•	new competitive products and/or technological changes;
•	dependence upon third party vendors and upon sales to major customers;
•	the availability of necessary raw materials and potential increases in the prices of these raw materials;
•	changes in the regulation of our products, including applicable environmental and U.S. Food And Drug Administration (“FDA”) regulations;
•	the continuing availability of financing on terms and conditions that are acceptable to us;
•	future losses which could affect our liquidity;
•	the loss of any executive officer; and
•	other matters discussed in this Report, including the risks described in the Risk Factors section of this Report.

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

General

Scott’s Liquid Gold-Inc., a Colorado corporation, was incorporated on February 15, 1954. Through our wholly-owned subsidiaries, we develop, manufacture, market and sell quality household and skin and hair care products. These products include:

•	Scott’s Liquid Gold®, our wood cleaner and preservative that has been sold in the United States for over 60 years;
•	Alpha Hydrox®, our skin care brand, which was one of the first to use alpha hydroxy acids (“AHAs”);
•	Our Neoteric Diabetic® product which was specially developed to address the skin conditions of persons living with diabetes;
•	Montagne Jeunesse face masque sachets, which are manufactured by another company and distributed exclusively by us in the United States under a distribution agreement with the manufacturer; and
•

Batiste Dry Shampoo, which is manufactured by another company and distributed exclusively by us to the specialty retailer channel in the United States under a distribution agreement with the manufacturer.

In this Report the terms “we”, “us” or “our” refer to Scott’s Liquid Gold-Inc. and our subsidiaries, collectively. Our business is divided into two operating segments, household products and skin and hair care products.

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

Strategy

We are focused on strategies that we believe will enhance our long-term financial health and deliver long-term shareholder value. In order to achieve these objectives, we plan to generate continued growth of our existing brands and products, as well as pursue new opportunities to develop, acquire or distribute new brands and products. We believe that we made substantial progress on increasing our profitability and increasing the value of our common stock during 2015.

For 2016, we plan to pursue the following primary goals: (1) continue to increase sales by strengthening and broadening consumer awareness of our products; (2) continue to add additional products to the mix of products that one or more of our existing major customers already buy from us; (3) continue to obtain new distribution of our products at retailers that currently do not buy products from us; and (4) continue to evaluate potential products to be developed, acquired, manufactured and/or distributed by us.

In order to achieve these goals, we made a strategic decision to, among other things, increase our advertising and marketing spending in 2015 and 2016 compared to the prior several years.  We believe it is necessary and in our long-term best interests for us to make significant investments in 2016 in the brands and products that we own. In 2015 we invested in consumer research, creative development and production of advertising and marketing assets for our new Alpha ™ Skin Care line of products (formerly our Alpha Hydrox® Skin Care line of products) and our existing Scott’s Liquid Gold® line of products.  In 2016 our investments will be in the advertising and marketing of these products to consumers using the benefits of our investments in 2015. We do not expect to recognize in 2016 the full benefits of the investments that we are making in 2016. Instead, we anticipate seeing the positive benefits over future periods.

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

Household products accounted for 21.8% of our consolidated net sales in 2015 and 24.2% in 2014. We continually evaluate potential new household products to be developed, acquired, manufactured and/or distributed by us.

Skin and Hair Care Products

In 1992, we began to develop, manufacture, market and sell skin care products under the trade name of Alpha Hydrox®. These products include facial care products, a body lotion, a body wash and a foot cream. Our Alpha Hydrox® skin care brand was one of the first to use AHAs. Products containing AHAs gently slough off dead skin cells to promote a healthier, more youthful appearance and help to diminish fine lines and wrinkles. Starting in 2016, our Alpha Hydrox® Skin Care line of products will be marketed and sold under the trade name of Alpha ™ Skin Care.  There were several reasons for the change in names, including the desire to reflect that our line of skin care products is broader than just products containing AHAs.

Our Neoteric Diabetic® Healing Cream product was introduced in 2001. This product was developed to address the skin conditions of persons living with diabetes, caused by poor blood circulation. Our healing cream is a therapeutic moisturizer that provides a clinically proven and patented treatment for dry skin by helping to increase blood circulation and speed the healing of minor scrapes and cuts.

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

Skin and hair care products accounted for 78.2% of our consolidated net sales in 2015 and 75.8% in 2014. We continually evaluate potential new skin and hair care products as well as other beauty care products to be developed, acquired, manufactured and/or distributed by us.

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

In 2015 and 2014, Ulta accounted for approximately 31% and 26%, respectively, of our skin and hair care products and approximately 24% and 20% of our aggregate net sales on a consolidated basis in 2015 and 2014, respectively. In 2015 and 2014, Wal-Mart Stores, Inc. (“Wal-Mart”) accounted for approximately 34% and 36%, respectively, of our net sales of household products. With regard to our skin and hair care products, Wal-Mart accounted for approximately 10% and 12% of our net sales in 2015 and 2014, respectively. Wal-Mart accounted for approximately 15% and 18% of our aggregate net sales on a consolidated basis in 2015 and 2014, respectively. In 2015 and 2014, TJ Maxx accounted for approximately 21% and 5%, respectively, of our skin and hair care products and approximately 16% and 4% of our aggregate net sales on a consolidated basis in 2015 and 2014, respectively.

As is typical in our industry, we do not have a long-term contract with Wal-Mart, TJ Maxx, Ulta or any other retail customer.

We also use our Scott’s Liquid Gold and Neoteric Cosmetics websites for sales of our products directly to consumers. Such sales accounted for approximately 8% and 5% of total net sales in 2015 and 2014, respectively.

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

Manufacturing and Suppliers

We owned all of our manufacturing facilities until February 1, 2013, when we sold the facilities and entered into a lease with the new owner for a portion of the facilities. Please see Note 10 to our Consolidated Financial Statements in Item 8 for information on our leasing back certain of the manufacturing facilities that we sold. We own and operate all of our manufacturing equipment. We manufacture all of our products with the exception of the following products: (1) those products for which we act as a distributor; and (2) our Scott’s Liquid Gold® Dust ’N Go wipes. For all of our products, we must maintain sufficient inventories to ship most orders as they are received.

Quality control is enforced at all stages of production, as well as upon the receipt of raw materials from suppliers. Raw materials are purchased from a number of suppliers and, at the present time, are readily available. However, we do not have long term contracts with our suppliers and any contracts we do have with suppliers may be terminated at any time. Our sole supplier for the oxygenated oil used in our Neoteric Diabetic® Healing Cream product is a French company with which we have a non-exclusive supply agreement. In addition, we have sole suppliers for two of the polymers used in our Scott’s Liquid Gold® Floor Restore product. We believe that we have good relationships with all of our suppliers.

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

In 2001, our wholly-owned subsidiary, Neoteric Cosmetics, Inc. (“Neoteric”), commenced purchases of skin care sachets from Montagne Jeunesse under a distributorship agreement covering the United States. Pursuant to our distribution agreement with Montagne Jeunesse that became effective on September 15, 2014, we continue as the exclusive distributor to market and sell Montagne Jeunesse’s skin care sachets in the United States. The initial term of the distribution agreement with Montagne Jeunesse expires on September 15, 2017 and automatically renews for two year terms, unless terminated at the end of any such term upon six months prior notice.

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

Employees

We employ 67 people of which 25 full-time and two part-time work in plant and production related functions and 38 work in administrative, sales and advertising functions. No contracts exist between us and any union. We monitor wage and salary rates in the Rocky Mountain area and pursue a policy of providing competitive compensation to our employees. The compensation of our executive officers is subject to annual review by the Compensation Committee of our Board of Directors. Additional benefits that we provide for our employees include medical, vision and dental plans, short-term disability, life insurance, a 401(k) plan with matching contributions for employees earning $50,000 or less per annum and an employee stock ownership (ESOP) plan. We consider our employee relations to be satisfactory.

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

During 2015 and 2014, our expenditures for research and development were insignificant.

Available Information and Code of Ethics

We will make available free of charge through our website (www.slginc.com), this annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission (the “SEC”). Information on our website is not incorporated by reference into this Report and should not be considered part of this document. We will provide upon request (see below for instructions) and at no charge electronic or paper copies of these filings with the SEC (excluding exhibits).

We will also provide to any person without charge, upon request (see below for instructions), a copy of our Code of Business Conduct and Ethics Policy.

A request for our reports filed with the SEC or our Code of Business Conduct and Ethics Policy may be made to: Corporate Secretary, Scott’s Liquid Gold-Inc., 4880 Havana Street, Suite 400, Denver, Colorado 80239.

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

Prior to 2013, we experienced significant losses over an extended number of years. These losses resulted primarily from declining sales of our skin care products and our primary household products as well as the costs and expenses associated with the ownership of our facilities. Maintaining or increasing our revenues is uncertain and involves a number of factors, including consumer acceptance of our products, distribution of our products and other matters described below.

Our cash flow is dependent upon operating cash flow, available cash and available funds under our financing agreement with Summit Financial Resources, L.P. (“Summit”).

Because we are dependent on our operating cash flow, any loss of a significant customer, any further decreases in the distribution of our skin and hair care or household products, new competitive products affecting sales levels of our products or any significant expense not included in our internal budget could result in the need to raise cash. Our agreement with Summit has a term that expires on January 1, 2017, but it may be renewed for additional 12 month periods unless either party elects to cancel in writing at least 60 days prior to January 1, 2017 and thereafter on the anniversary date of each 12 month period. We have no other arrangements for any external financing of debt or equity, and any such financing may not be available on acceptable terms. In order to improve our operating cash flow, we need to continue to increase our revenues and/or further reduce our costs.

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

We believe the growth of our net sales is substantially dependent upon our ability to introduce our products to current and new consumers through advertising and marketing. At present, we have limited resources compared to many of our competitors to spend on advertising and marketing. Advertising and marketing can be important in reaching consumers, although the effectiveness of any particular advertisement and marketing cannot be predicted. Additionally, we may not be able to obtain optimal effectiveness at our current advertising and marketing budget even though we made a strategic decision to increase our advertising and marketing spending in 2015 and 2016 compared to the prior several years. Our limited resources to promote our products through advertising and marketing may adversely affect our net sales and operating performance.

Maintaining or increasing our revenues is dependent, in part, on the introduction of new products that are successful in the marketplace.

If we are not successful in making ongoing sales of our newer products to retail stores or these products are not well received by consumers, our revenues could be materially and adversely affected. In particular, our operating results for 2016 could be significantly affected by the performance of our Scott’s Liquid Gold® Floor Restore product that we introduced late in the fourth quarter of 2013.  It is too early to judge the success of this product in the marketplace.

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

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, which could adversely affect our future financial results and stock price.

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

Until February 1, 2013, we owned real property, buildings and related improvements located in Denver, Colorado consisting of four connected buildings and a parking garage (approximately 241,684 square feet in total) and about 16.3 acres of land (the “Property”). These buildings range in age from approximately 16 to 39 years (126,600 square feet having been added in 1995 and 1996). We sold the Property on February 1, 2013 and leased the portion of the Property used by our facilities back from the purchaser. Our facilities house our corporate headquarters and all of our manufacturing and warehouse operations, which are used by both of our operating segments. Please see Note 10 to our Consolidated Financial Statements in Item 8 for information on our leasing back of certain of the facilities that we sold. We believe that our current leased space will provide capacity for growth for the foreseeable future.

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

2015 Three Months Ended			2014 Three Months Ended
	High	Low		High	Low
March 31	$0.99	$0.82	March 31	$0.80	$0.55
June 30	$1.45	$0.84	June 30	$0.73	$0.52
September 30	$1.66	$0.96	September 30	$0.79	$0.64
December 31	$1.54	$1.30	December 31	$0.96	$0.70

Shareholders

As of March 29, 2016, based on inquiry, we had approximately 708 shareholders of record.

Dividends

We did not pay any cash dividends during the two most recent fiscal years. No decision has been made as to future dividends.

Equity Plans

The following table provides, as of December 31, 2015, information regarding our 2005 and 2015 Stock Option Plans. We also have an employee stock ownership plan which invests only in our common stock, but which is not included in the table below.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,393,013	$0.96	3,606,987
Equity compensation plans not approved by security holders	0	0	0
Total	1,393,013	$0.96	3,606,987

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Income Taxes

Income taxes reflect the tax effects of transactions reported in the financial statements and consist of taxes currently payable plus deferred income taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred income tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when assets are recovered or settled. Deferred income taxes are also recognized for tax credits that are available to offset future income taxes. Deferred income taxes are measured by applying current tax rates to the differences between financial statement and income tax reporting. In assessing the need for a valuation allowance on our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon whether future book income is sufficient to reverse existing temporary differences that give rise to deferred tax assets, as well as whether future taxable income is sufficient to utilize net operating loss and credit carryforwards. Assessing the need for, or the sufficiency of, a valuation allowance requires the evaluation of all available evidence, both negative and positive. For additional discussion, see Note 5, “Income Taxes,” to our Consolidated Financial Statements in Item 8.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” (“ASU 2015-11”), which is intended to simplify the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. Application of the standard, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2016. Early adoption is permitted. We are currently assessing the impact, if any, that the adoption of ASU 2015-11 will have on our financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which requires that all deferred tax liabilities and assets be classified as noncurrent amounts on the balance sheet. ASU 2015-

17 will be effective for interim and annual periods beginning after December 15, 2016 (January 1, 2017 for the Company) and may be applied prospectively or retrospectively. Early adoption of the standard is permitted. The Company early adopted this standard retrospectively on December 31, 2015. The adoption of this standard had no effect on the Company’s results of operations, financial condition or cash flows.

Results of Operations

Our consolidated net sales for 2015 were $29,188,400 compared to $24,343,600 for 2014, an increase of $4,844,800 or 19.9%. We saw a 24.2% increase in net sales of the skin and hair care products that we distribute for other companies and a 21.7% increase in net sales of our own line of skin care products. We saw an 8.0% increase in net sales of our household products. The reasons for the foregoing changes in net sales of our products are described below.

Our net income for 2015 was $4,779,900 compared to a net income of $2,093,400 for 2014, an increase of $2,686,500 or 128.3%. The increase in net income for 2015 compared to the net income for 2014 resulted primarily from: (1) increased sales; (2) changes in our trade promotions to our customers; (3) changes in costs of sales; (4) changes in operating expenses; and (5) the release of our deferred tax asset valuation allowance. See Note 5, “Income Taxes,” to our Consolidated Financial Statements in Item 8.

Summary of Results as a Percentage of Net Sales

	Year Ended December 31,
	2015	2014
Net sales
Household products	21.8%	24.2%
Skin and hair care products	78.2%	75.8%
Total net sales	100.0%	100.0%
Cost of sales	57.6%	56.2%
Gross profit	42.4%	43.8%
Other revenue	0.1%	0.2%
	42.5%	44.0%
Operating expenses	34.6%	35.1%
Interest expense	0.1%	0.1%
	34.7%	35.2%
Income before taxes	7.8%	8.8%

Our gross margins may not be comparable to those of other companies that include all of the costs related to their distribution network in cost of sales because we, like some other companies, exclude a portion of these costs (i.e., freight out to customers) from gross margin. Instead, we include them as part of selling expenses. See Note 1(m) to our Consolidated Financial Statements in Item 8.

Comparative Net Sales

	Year Ended December 31,		Percentage Increase
	2015	2014	(Decrease)
Scott’s Liquid Gold® and other household products	$6,359,100	$5,890,200	8.0%
Total household products	6,359,100	5,890,200	8.0%
Alpha Hydrox®, Diabetic cream and other skin care products	4,668,600	3,836,800	21.7%
Montagne Jeunesse and Batiste Dry Shampoo	18,160,700	14,616,600	24.2%
Total skin and hair care products	22,829,300	18,453,400	23.7%
Total net sales	$29,188,400	$24,343,600	19.9%

Sales of household products for 2015 accounted for 21.8% of consolidated net sales compared to 24.2% for the same period in 2014. During 2015, the sales of our household products were $6,359,100 as compared to $5,890,200 for the same period in 2014, an increase of $468,900 or 8.0%. This increase is attributable primarily to sales of our Scott’s Liquid Gold® Floor Restore product, which we introduced late in the fourth quarter of 2013.

During 2015, net sales of skin and hair care products accounted for 78.2% of consolidated net sales compared to 75.8% in 2014. The net sales of these products were $22,829,300 in 2015 compared to $18,453,400 in 2014, an increase of $4,375,900 or 23.7%.

The net sales of our Alpha Hydrox®, Neoteric Diabetic® and other manufactured skin care products were $4,668,600 in 2015 compared to $3,836,800 in 2014, an increase of $831,800 or 21.7%. This increase is primarily attributable to increased sales through our website and to other e-commerce customers.

The net sales of Montagne Jeunesse sachet products and Batiste Dry Shampoo were $18,160,700 in 2015 compared to $14,616,600 in 2014, an increase of $3,544,100 or 24.2%. This increase is primarily attributable to increased sales of Batiste Dry Shampoo among new and existing customers.

We paid our customers a total of $2,517,500 in 2015 for trade promotions to support price features, displays, slotting fees and other merchandising of our products, compared to total spending of $2,056,300 in 2014, an increase of $461,200 or 22.4%. The increase is due primarily to more trade promotions to obtain and support new distribution of our household products and more trade promotions related to higher sales of Batiste Dry Shampoo.

Typically, customers that return products to us take a credit on our invoice equal to the original sale price plus a handling charge ranging from 8-10% of the original sales price. Our product returns (as a percentage of net sales) were 0.33% in 2015 compared to 0.31% in 2014.

On a consolidated basis, cost of sales was $16,808,600 for 2015 compared to $13,691,700 for 2014, an increase of $3,116,900 or 22.8%, on a net sales increase of 19.9%. As a percentage of consolidated net sales, cost of sales was 57.6% in 2015 compared to 56.2% in 2014.

As a percentage of net sales of our household products, the costs of sales for our household products decreased to 47.0% of net sales in 2015 compared to 53.0% in 2014. This decrease is primarily attributable to a reduction in our costs of certain raw materials.

As a percentage of net sales of our skin and hair care products, the cost of sales for our skin and hair care products increased to 60.5% in 2015 compared to 57.3% in 2014. The increase reflects primarily a higher percentage of net sales of the skin and hair care products that we distribute for other companies, which have a higher cost than the skin care products that we manufacture.

Operating Expenses, Interest Expense and Other Income

	Year Ended December 31,		Percentage Increase
	2015	2014	(Decrease)
Operating Expenses
Advertising	$1,532,600	$812,700	88.6%
Selling	5,311,200	4,848,900	9.5%
General and administrative	3,258,200	2,876,000	13.3%
Total operating expenses	$10,102,000	$8,537,600	18.3%
Other Income	$26,900	$52,200	(48.5%)
Interest Expense	$29,300	$29,200	0.3%

Our operating expenses for 2015 were $10,102,000 compared to $8,537,600 for 2014, an increase of $1,564,400 or 18.3%. These expenses consisted primarily of advertising, selling, and general and administrative expenses, which are discussed below.

Advertising expenses for 2015 were $1,532,600 compared to $812,700 for 2014, an increase of $719,900 or 88.6%. This increase is primarily due to the investment we made in 2015 to reposition and grow our Alpha Hydrox® skin care products and Scott’s Liquid Gold® household products in the marketplace.  In 2015 we invested in consumer research, creative development and production of advertising and marketing assets for our new Alpha ™ Skin Care line of products (formerly our Alpha Hydrox® Skin Care line of products) and for our Scott’s Liquid Gold® line of products.  In 2016 our investments will be in the advertising and marketing of these products to consumers using the benefits of our investments in 2015. We do not expect to recognize in 2016 the full benefits of the investments that we are making in 2016. Instead, we anticipate seeing the positive benefits over future periods.

Selling expenses for 2015 were $5,311,200 compared to $4,848,900 for 2014, an increase of $462,300 or 9.5%. The increase is primarily attributable to: (1) an increase in the commissions that we paid our sales brokers in 2015 compared to 2014 due to higher sales in 2015; (2) adding personnel within our marketing organization starting in the third quarter of 2014; and (3) an increase in salaries, payroll taxes and health benefits for our sales organization.

General and administrative expenses for 2015 were $3,258,200 compared to $2,876,000 for 2014, an increase of $382,200 or 13.3%. The increase is primarily attributable to an increase in salaries, payroll taxes and health benefits for our executive and administrative staff as well as stock option compensation expense.

Other income in 2015 of $26,900 included $22,500 in interest earned on our cash reserves. This compares to other income in 2014 of $52,200 which included a $27,600 refund of an old and previously written off deposit and $14,400 in interest earned on our cash reserves.

Interest expense for 2015 was $29,300 for administrative fees paid to Summit. Interest expense for 2014 was $29,200 for administrative fees paid to Summit.

Income tax benefit (expense) was $2,504,500 and ($43,900) in 2015 and 2014, respectively. As discussed in Note 5 “Income Taxes,” to our Consolidated Financial Statements in Item 8, as of December 31, 2014, we had a full valuation allowance against our net deferred tax assets. During the year ended December 31, 2015, we concluded that it was appropriate to reverse the valuation allowance. As a result of the release of our valuation allowance, our effective tax rate for the year ended December 31, 2015 differed significantly from the statutory federal income tax rate.

During 2015 and 2014, our expenditures for research and development were insignificant.

Liquidity and Capital Resources

Financing Agreements

Please see Note 1(e) to our Consolidated Financial Statements in Item 8 for information on our financing agreements with Summit and Wells Fargo Bank, National Association (“Wells Fargo”). Note 1(e) also includes a discussion of the accounting treatment of the funds borrowed pursuant to these agreements.

Liquidity

At December 31, 2015, we had approximately $7.2 million in cash on hand and the full $1.5 million of capacity under our credit line with Summit was available for future borrowing. For 2015, the primary components of working capital (exclusive of cash that was $1,268,500 more at December 31, 2015 compared to December 31, 2014) that significantly affected operating cash flows are the following: (1) net trade receivables were $26,400 less at December 31, 2015 than at December 31, 2014 due primarily to the timing of receiving payment; (2) inventory at December 31, 2015 was $2,008,900 more than at December 31, 2014 due primarily to increased gross sales activity and the timing of receiving certain inventory from our vendors and shipping our products to our customers; and (3) accounts payable and other accrued expenses at December 31, 2015 were $725,300 more than at December 31, 2014 due primarily to increased inventory and the timing of payments on our inventory.

We believe that our cash on hand at any time during 2016 could be significantly less than at December 31, 2015 due primarily to the following: (1) the timing of receiving and paying for the significant amounts of Batiste Dry Shampoo that we purchase every month from Church & Dwight; (2) the payment of performance bonuses in the first quarter of 2016 to our management, sales, administrative support and operations personnel that where accrued for in 2015; and (3) our significant investments in 2016 for advertising and marketing the brands and products that we own.

We anticipate that our existing cash and our cash flow from operations, together with our current borrowing arrangement with Summit, will be sufficient to meet our cash requirements for the next 12 months. We expect to make approximately $100,000 in capital expenditures in 2016 to purchase production equipment that will improve our manufacturing capabilities and efficiencies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Scott’s Liquid Gold-Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of Scott’s Liquid Gold-Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scott’s Liquid Gold-Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ EKS&H LLLP

March 30, 2016

Denver, Colorado

Consolidated Statements of Operations

	Year Ended December 31,
	2015	2014
Net sales	$29,188,400	$24,343,600
Operating costs and expenses:
Cost of sales	16,808,600	13,691,700
Advertising	1,532,600	812,700
Selling	5,311,200	4,848,900
General and administrative	3,258,200	2,876,000
Total operating costs and expenses	26,910,600	22,229,300
Income from operations	2,277,800	2,114,300
Other income	26,900	52,200
Interest expense	(29,300)	(29,200)
Income before income taxes	2,275,400	2,137,300
Income tax benefit (expense)	2,504,500	(43,900)
Net income	$4,779,900	$2,093,400
Net income per common share :
Basic	$0.41	$0.18
Diluted	$0.40	$0.18
Weighted average shares outstanding:
Basic	11,634,515	11,507,944
Diluted	11,916,038	11,781,839

See accompanying notes to these Consolidated Financial Statements.

Consolidated Balance Sheets

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$7,165,100	$5,896,600
Trade receivables, net	1,014,700	1,041,100
Inventories, net	4,698,600	2,689,700
Income taxes receivable	0	3,700
Prepaid expenses	227,200	346,000
Total current assets	13,105,600	9,977,100
Property, plant and equipment, net	430,000	400,800
Deferred tax asset	2,556,200	0
Other assets	51,000	51,000
Total assets	$16,142,800	$10,428,900
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,238,000	$616,300
Accrued payroll and benefits	780,300	665,900
Income taxes payable	5,300	0
Accrued property taxes	23,400	34,200
Total current liabilities	2,047,000	1,316,400
Total liabilities	2,047,000	1,316,400
Shareholders’ equity:
Common stock; $0.10 par value, authorized 50,000,000 shares; issued and outstanding 11,710,745 shares (2015) and 11,549,789 shares (2014)	1,171,100	1,155,000
Capital in excess of par	5,901,100	5,713,800
Retained earnings	7,023,600	2,243,700
Total shareholders’ equity	14,095,800	9,112,500
Total liabilities and shareholders’ equity	$16,142,800	$10,428,900

See accompanying notes to these Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

	Common Stock		Capital in Excess of Par	Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2013	11,446,800	$1,144,700	$5,615,500	$150,300	$6,910,500
Stock-based compensation	0	0	66,700	0	66,700
Stock options exercised	102,989	10,300	31,600	0	41,900
Net income	0	0	0	2,093,400	2,093,400
Balance, December 31, 2014	11,549,789	1,155,000	5,713,800	2,243,700	9,112,500
Stock-based compensation	0	0	162,200	0	162,200
Stock options exercised	160,956	16,100	25,100	0	41,200
Net income	0	0	0	4,779,900	4,779,900
Balance, December 31, 2015	11,710,745	1,171,100	5,901,100	7,023,600	14,095,800

See accompanying notes to these Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$4,779,900	$2,093,400
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160,800	173,600
Stock-based compensation	162,200	66,700
Loss on disposal of assets	0	800
Deferred income taxes	(2,556,200)	0
Change in operating assets and liabilities:
Trade receivables	26,400	141,200
Inventories	(2,008,900)	521,500
Prepaid expenses and other assets	118,800	(76,800)
Income taxes payable (receivable)	9,000	(3,700)
Accounts payable and accrued expenses	725,300	(131,200)
Total adjustments to net income	(3,362,600)	692,100
Net Cash Provided by Operating Activities	1,417,300	2,785,500
Cash flows from investing activities:
Purchase of property, plant and equipment	(190,000)	(57,000)
Net Cash Used by Investing Activities	(190,000)	(57,000)
Cash flows from financing activities:
Proceeds from exercise of stock options	41,200	41,900
Net Cash Provided by Financing Activities	41,200	41,900
Net Increase in Cash and Cash Equivalents	1,268,500	2,770,400
Cash and Cash Equivalents, beginning of year	5,896,600	3,126,200
Cash and Cash Equivalents, end of year	$7,165,100	$5,896,600
Supplemental disclosures:
Cash paid during the period for interest	$29,300	$29,200

See accompanying notes to these Consolidated Financial Statements.

Note 1. Organization and Summary of Significant Accounting Policies

(a)	Company Background

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

On November 3, 2008, effective as of October 31, 2008, we entered into a financing agreement with Summit for the purpose of providing working capital. The financing agreement with Summit was amended on March 12, 2009, March 16, 2011 (effective March 1, 2011) and on June 29, 2012 (effective July 1, 2012). The agreement has a term that expires on January 1, 2017, but it may be renewed for additional 12 month periods unless either party elects to cancel in writing at least 60 days prior to January 1, 2017 and thereafter on the anniversary date of each 12 month period.

The agreement provides for a factoring line up to $1.5 million and is secured primarily by accounts receivables, inventory, any lease in which we are a lessor and all investment property and guarantees by our active subsidiaries. Under the agreement, Summit will make loans at our request and in its discretion based on: (i) its purchases of our receivables, with recourse against us, at an advance rate of 85% (or such other percentage determined by Summit in its discretion) and (ii) our inventory not to exceed certain amounts, including an aggregate maximum of $500,000. Advances under the agreement have an interest rate of 1.0% over the prime rate (as published in The Wall Street Journal) for the accounts receivables portion of the advances and 2.5% over the prime rate for the inventory portion of the borrowings. At December 31, 2015, the prime rate was 3.5%.

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

In 2015 and 2014, we did not sell any of our accounts receivables to Summit. At December 31, 2015 and December 31, 2014 the entire credit line of $1.5 million was available for future factoring of accounts receivable invoices and borrowings secured by our inventory.

We report these transactions as a secured borrowing rather than as a sale. As a result, affected accounts receivables, if any, are reported under the “Current Assets” section within our Consolidated Balance Sheets as “Trade receivables, net.” Similarly, the net liability owing to Summit, if any, appears as “Obligations collateralized by receivables and inventory” within the “Current Liabilities” section of our Consolidated Balance Sheets. Net proceeds received on obligations collateralized by receivables and inventory, if any, appear as “net cash (used) provided by operating activities” within the “Adjustment to reconcile net income to net cash used by operating activities” section of our Consolidated Statements of Cash Flow.

On March 16, 2011, with the consent of Summit, we entered into a financing agreement with Wells Fargo for the purpose of further lowering the cost of borrowing associated with the financing of our accounts receivables and on January 29, 2016 we terminated our agreement with Wells Fargo due to Walmart changing its accounts payable policy. Pursuant to this agreement, we were able to sell accounts receivables to Wal-Mart at a discount to Wells Fargo; provided, however, that Wells Fargo could reject offers to purchase such receivables in its discretion. These receivables could be purchased by Wells Fargo at a cost to us equal to LIBOR plus 1.15% per annum. The LIBOR rate used depends on the days to maturity of the receivables sold, typically ranging from 102 to 105 days. At December 31, 2015, Wells Fargo used the 105-day LIBOR rate of 0.69%.

In 2015, we sold approximately $4,672,888 of our relevant accounts receivables to Wells Fargo for approximately $4,652,359. In 2014, we sold approximately $4,516,100 of our relevant accounts receivables to Wells Fargo for approximately $4,497,700. The difference between the invoiced amount of the receivables and the cash that we received from Wells Fargo was a cost to us. This cost was in lieu of any cash discount our customer would have been allowed and, thus, is treated in a manner consistent with standard trade discounts granted to our customers.

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

Financial instruments which potentially subject us to concentrations of credit risk include cash and cash equivalents and trade receivables. We maintain our cash balances in the form of bank demand deposits with financial institutions that we believe are creditworthy. As of December 31, 2015, and periodically throughout the year, we have maintained balances in various operating accounts in excess of federally insured limits. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. We have no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

The recorded amounts for cash and cash equivalents, receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. As of December 31, 2015 and December 31, 2014, we had no long-term debt.

(i)	Income Taxes

Deferred income tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which related temporary differences become deductible. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

(j)Revenue Recognition

Our revenue recognition policy is significant because the amount and timing of revenue is a key component of our results of operations. Certain criteria are required to be met in order to recognize revenue. If these criteria are not met, then the associated revenue is deferred until it is met. In our case, the criteria generally are met when we have an arrangement to sell a product, we have delivered the product in accordance with that arrangement, the sales price of the product is determinable and we believe that we will be paid for the sale.

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

At December 31, 2015 and December 31, 2014 approximately $1,179,700 and $795,300, respectively, had been reserved for as a reduction of accounts receivables. Trade promotions to our customers and incentives such as coupons and rebates to the consumer are deducted from gross sales and totaled $2,517,500 and $2,056,300 for the years ended December 31, 2015 and 2014, respectively.

(k)	Advertising Costs

Advertising costs are expensed as incurred.

(l)	Stock-based Compensation

During 2015, we granted options to acquire: (1) 326,500 shares of our common stock to 40 of our management and administrative personnel at a price of $1.25 per share, which vest ratably over 48 months, or upon a change in control under certain circumstances, and which expire after 10 years; (2) 200,000 shares of our common stock to one of our executive officers at a price of $1.25 per share, which vest ratably over 60 months, or upon a change in control under certain circumstances, and which expire after 10 years; and (3) 90,000 shares of our common stock to our three non-employee board members at a price of $1.25 per share, half of which vested on the date of grant and the other half of which will vest on the first anniversary of the date of grant, or upon a change in control under certain circumstances, and which expire after five years. All of the foregoing options were granted at the market value as of the date of grant. We also granted options to acquire 100,000 shares of our common stock to one of our executive officers at a price of $1.375 per share, which vest ratably over 48 months, or upon a change in control under certain circumstances, and which expire after five years. Such options were granted at 110% of the market value as of the date of grant.

During 2014, we granted options to acquire: (1) 250,000 shares of our common stock to one of our executive officers at a price of $0.864 per share, which vest ratably over 60 months, or upon a change in control, and which expire after 10 years; (2) 35,000 shares of our common stock to our vice president of marketing at a price of $0.78 per share, which vest ratably over 48 months, or upon a change in control, and which expire after five years; (3) 2,500 shares of our common stock to an administrative employee at a price of $0.78 per share, which vest ratably over 48 months, or upon a change in control, and which expire after five years; and (4) 60,000 shares of our common stock to two of our non-employee board members at a price of $0.792 per share, which vest ratably over 48 months, or upon a change in control, and which expire after five years. Such options were granted at 120% of the market value as of the date of grant. We also granted options to acquire 30,000 shares of our common stock to one of our non-employee board members at a price of $0.792 per share, which vested upon the date of grant, and expire after five years. Such options were also granted at 120% of the market value as of the date of grant.

The weighted average fair market value of the options granted in the years ended December 31, 2015 and 2014 were estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

	2015	2014
Expected life of options (using the “simplified method”)	5.3 years	4.5 – 5.5years
Average risk-free interest rate	1.4%	1.6%- 1.7%
Average expected volatility of stock	133%	121%-128%
Expected dividend rate	None	None
Fair value of options granted	$ 755,105	$ 210,527

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) was $162,200 and $66,700 for the years ended December 31, 2015 and 2014, respectively. Approximately $835,500 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next 12-60 months, depending on the vesting provisions of the options. There was no tax benefit from recording the non-cash expense as it relates to the options granted to our employees, as these were qualified stock options which are not normally tax deductible. With respect to the non-cash expense associated with the options granted to our non-employee directors, no tax benefit was recognized due to the existence of as yet unutilized net operating losses. At such time as these operating losses have been utilized and a tax benefit is realized from the issuance of non-qualified stock options, a corresponding tax benefit may be recognized.

(m)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out as selling expenses. Other selling expenses consist primarily of wages and benefits for sales and sales support personnel, travel, brokerage commissions and promotional costs, as well as certain other indirect costs. Shipping and handling costs totaled $1,462,600 and $1,517,500, for the years ended December 31, 2015 and 2014, respectively.

General and administrative expenses consist primarily of wages and benefits associated with management and administrative support departments, business insurance costs, professional fees, office facility rent and related expenses and other general support costs.

(n)	Recently Issued Accounting Standards

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” (“ASU 2015-11”), which is intended to simplify the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. Application of the standard, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2016. Early adoption is permitted. We are currently assessing the impact, if any, that the adoption of ASU 2015-11 will have on our financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which requires that all deferred tax liabilities and assets be classified as noncurrent amounts on the balance sheet. ASU 2015-

17 will be effective for interim and annual periods beginning after December 15, 2016 (January 1, 2017 for the Company) and may be applied prospectively or retrospectively. Early adoption of the standard is permitted. The Company early adopted this standard retrospectively on December 31, 2015. The adoption of this standard had no effect on the Company’s results of operations, financial condition or cash flows.

Note 2: Inventories

Inventories, consisting of materials, labor and overhead at December 31 were comprised of the following:

	2015	2014
Finished goods	$2,101,300	$1,626,300
Raw materials	2,717,300	1,117,800
Inventory reserve for obsolescence	(120,000)	(54,400)
	$4,698,600	$2,689,700

Note 3: Property, Plant and Equipment

Property, plant and equipment at December 31 were comprised of the following:

	2015	2014
Production equipment	$4,726,200	$5,039,900
Office furniture and equipment	674,600	778,700
Other	188,200	188,200
	5,589,000	6,006,800
Less accumulated depreciation	(5,159,000)	(5,606,000)
	$430,000	$400,800

Depreciation expense for the years ended December 31, 2015 and 2014 was $160,800 and $173,600, respectively.

Note 4: Debt

Please see Note 1(e) for information on our financing agreements with Summit and Wells Fargo. Note 1(e) also includes a discussion of the accounting treatment of the funds borrowed pursuant to these agreements.

Note 5: Income Taxes

The provision for income tax for the years ended December 31 is as follows:

	2015	2014
Current provision (benefit):
Federal	$60,300	$33,900
State	(8,600)	10,000
Total current provision (benefit)	51,700	43,900
Deferred provision (benefit):
Federal	741,700	724,700
State	81,200	61,800
Valuation allowance	(3,379,100)	(786,500)
Total deferred provision (benefit)	(2,556,200)	0
Provision (benefit):
Federal	(2,115,700)	33,900
State	(388,800)	10,000
Total provision (benefit)	$(2,504,500)	$43,900

Income tax expense (benefit) at the statutory tax rate is reconciled to the overall income tax expense (benefit) as follows:

	2015	2014
Federal income tax at statutory rates	$773,700	$726,700
State income taxes, net of federal tax effect	69,300	61,900
Change in unrecognized benefit	0	(17,600)
Permanent differences	54,800	34,800
Other	(23,200)	24,600
Total	874,600	830,400
Change in valuation allowance	(3,379,100)	(786,500)
Provision (benefit) for income taxes	$(2,504,500)	$43,900

Deferred income taxes are based on estimated future tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes given the provision of enacted tax laws. The net deferred tax assets and liabilities as of December 31, 2015 and 2014 are comprised of the following:

	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$1,833,100	$2,840,800
Tax credit and other carryforwards	413,800	344,800
Trade receivables	205,200	178,000
Inventories	70,600	28,200
Accrued vacation	38,800	35,400
Other	20,800	10,300
Total deferred taxes	2,582,300	3,437,500
Deferred tax liability:
Accumulated depreciation for tax purposes	(26,100)	(58,400)
Total deferred tax liabilities	(26,100)	(58,400)
Net deferred tax asset, before allowance	2,556,200	3,379,100
Valuation allowance	0	(3,379,100)
Net deferred tax asset	$2,556,200	$0

At December 31, 2015, we had federal net operating loss carryforwards of approximately $4,377,900 for federal income tax purposes and approximately $4,348,400 for financial reporting purposes. The difference between the federal income tax net operating loss carryforwards of $29,500 relates to tax deductions for compensation expense for financial reporting purposes for which the benefit will not be recognized until the related deductions reduce income taxes payable. The Company also had federal tax credit carryforwards related to research and development efforts of approximately $286,700. The net operating loss carryforwards and the research and development credits will expire over a period ending in 2032 and 2035 respectively. At December 31, 2015, there was approximately $127,000 of alternative minimum tax credits which have no expiration period. State tax loss carryforwards at December 31, 2015 are approximately $11,640,000 expiring over a period ending in 2032.

As of December 31, 2014 the Company placed a full valuation allowance against deferred income tax assets.  During the year ended December 31, 2015, the Company has determined in its judgement, based upon all available evidence (both positive and negative), that it is more likely than not that the net deferred tax assets will be realized.  Hence, all deferred tax benefits will be recognized and the full valuation allowance removed as part of the effective tax rate.

We adhere to the authoritative guidance with respect to accounting for uncertainty in income taxes. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It requires that we recognize in our consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. Each year we perform a comprehensive review of our material tax positions.

In prior years, as a result of this review, we identified certain deferred tax assets that need to be adjusted.  As of December 31, 2014 following the acceptance of an accounting method change by the IRS, the Company has removed any liabilities associated with previously identified tax positions and no longer identifies any income tax positions that are not "more-likely-than-not" to be sustained.

	2015	2014
Balance at January 1,	$0	$395,100
Additions based on tax positions related to current year	0	0
Reductions for tax positions of prior years or change in valuation	0	(395,100)
Balance at December 31,	$0	$0

Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. As there are currently no uncertain tax benefits, we have no accrued interest or penalties related to uncertain tax positions as of December 31, 2015.  As a result of our net operating loss carryforward position, we have no accrued interest or penalties related to uncertain tax positions for the year ended December 31, 2014.

We and our subsidiaries are subject to the following material taxing jurisdictions: United States and Colorado. The tax years that remain open to examination by the Internal Revenue Service are 2012 and years thereafter. However, due to our net operating loss carryforwards from prior periods, the Internal Revenue Service could potentially review the losses back to 2000. The tax years that remain open to examination by the State of Colorado are 2011 and years thereafter.

Note 6: Shareholders’ Equity

In 2005, we adopted a stock option plan for our employees, officers and directors (the “2005 Plan”). At the Annual Shareholders’ Meeting in May 2011, shareholders approved an amendment to the 2005 Plan to increase the number of shares issuable under the plan from 1,500,000 shares to a total of 3,000,000 shares. Options granted before May 2011 are granted at not less than current market price of the stock on the date of grant and are exercisable from five to ten years from the grant date. Options granted after May 2011, pursuant to the plan amendment in May 2011, are required to be granted at not less than the higher of (1) 120% of current market price on the date of grant or (2) the average of market price over the prior 30 trading days. Except for the grant of 30,000 options to one of our board members in 2014 and the grant of 90,000 options to three of our board members in 2013 that vested upon the date of grant, the options granted in 2015 and 2014 vest each month over 48-60 months or upon a change in control.

In 2015, we adopted a stock option plan for our employees, officers and directors (the “2015 Plan”) to replace the 2005 Plan, which expired on March 31, 2015. At the Annual Shareholders’ Meeting in June 2015, shareholders approved the adoption of the 2015 Plan.

Stock option activity under the 2005 and 2015 Plans are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
2005 Plan
Maximum number of shares under the plan	3,000,000
Outstanding, December 31, 2013	694,520	$0.35	3.1 years	$211,100
Granted in 2014	377,500	0.84
Exercised in 2014	(102,958)	0.41
Cancelled/Expired in 2014	(50,093)	0.51
Outstanding, December 31, 2014	918,969	$0.53	4.4 years	$374,600
Granted in 2015	0	0.00
Exercised in 2015	(160,956)	0.26
Cancelled/Expired in 2015	(81,500)	0.24
Outstanding, December 31, 2015	676,513	$0.63	4.7 years	$525,300
Exercisable, December 31, 2015	351,832	$0.51	3.3 years	$317,000
Available for issuance, December 31, 2015	0

2015 Plan
Maximum number of shares under the plan	2,000,000
Outstanding, December 31, 2014	0	$0.00
Granted in 2015	716,500	1.27
Exercised in 2015	0	0.00
Cancelled/Expired in 2015	0	0.00
Outstanding, December 31, 2015	716,500	$1.27	8.4 years	$102,140
Exercisable, December 31, 2015	93,972	$1.26	6.8 years	$13,994
Available for issuance, December 31, 2015	1,283,500

A summary of additional information related to the options outstanding as of December 31, 2015 under the 2005 and 2015 Plans are as follows:

2005 Plan Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.17-$0.39	126,875	1.3 years 1.2 years	$0.23
$0.40-$0.62	152,138	2.4 years	$0.45
$0.63-$0.86	397,500	6.7 years	$0.83
Total	676,513	4.7 years	$0.63

2015 Plan Range of Exercise Prices
$1.25	616,500	8.9 years	$1.25
$1.38	100,000	4.7 years	$1.38
Total	716,500	8.3 years	$1.27

We have an Employee Stock Ownership Plan (“Plan”) to provide retirement benefits for our employees. The Plan is designed to invest primarily in our common stock and is non-contributory on the part of our employees. Contributions to the Plan are discretionary as determined by our Board of Directors. We expense the cost of contributions to the Plan. No contributions were made to the Plan in 2015 or 2014. At December 31, 2015 and 2014, a total of 670,675 and 830,682 shares of our common stock, respectively, have been allocated and earned by our employees.

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

Basic earnings per share include no dilution and are computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in our earnings. There were common stock equivalents of 1,064,000 and 427,500 shares outstanding at December 31, 2015 and 2014, respectively, consisting of stock options that were not included in the calculation of earnings per share because they would have been anti-dilutive.

A reconciliation of the weighted average number of common shares outstanding for the years ended December 31 is as follows:

	2015	2014
Common shares outstanding, beginning of the year	11,549,789	11,446,800
Weighted average common shares issued	84,726	61,144
Weighted average number of common shares outstanding	11,634,515	11,507,944
Dilutive effect of common share equivalents	281,523	273,895
Diluted weighted average number of common shares outstanding	11,916,038	11,781,839

We have authorized 20,000,000 shares of preferred stock issuable in one or more series, none of which are issued or outstanding as of December 31, 2015.

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

The following provides information on our segments as of and for the years ended December 31:

	2015		2014
	Household Products	Skin and Hair Care Products	Household Products	Skin and Hair Care Products
Net sales to external customers	$6,359,100	$22,829,300	$5,890,200	$18,453,400

Cost of Sales	2,988,500	13,820,100	3,119,600	10,572,100
Advertising expenses	1,004,300	528,300	678,100	134,600
Selling expenses	1,650,000	3,661,200	1,509,500	3,339,400
General and administrative expenses	1,435,400	1,822,800	1,278,500	1,597,500
Total operating expenses	7,078,200	19,832,400	6,585,700	15,643,600
(Loss) income from operations	(719,100)	2,996,900	(695,500)	2,809,800
Other income	5,000	21,900	36,100	16,100
Interest expense	(6,400)	(22,900)	(6,800)	(22,400)
(Loss) income before income taxes	$(720,500)	2,995,900	$(666,200)	$2,803,500
Identifiable assets	$7,585,800	5,073,200	$4,119,400	$3,471,800

The following is a reconciliation of segment information to consolidated information:

	2015	2014
Net sales to external customers	$29,188,400	$24,343,600
Consolidated income before income taxes	$2,275,400	$2,137,300
Identifiable assets	$12,659,000	$7,591,200
Corporate assets	3,483,800	2,837,700
Consolidated total assets	$16,142,800	$10,428,900

Corporate assets noted above are comprised primarily of our cash and property and equipment not directly associated with manufacturing, warehousing, shipping and receiving activities.

In 2015 and 2014, Ulta accounted for approximately $6,956,500 and $4,741,400, respectively, of our consolidated net sales, Wal-Mart accounted for approximately $4,494,800 and $4,409,600, respectively, of our consolidated net sales and TJ Maxx accounted for approximately $4,769,000 and $930,600, respectively, of our consolidated net sales. We sell both household products and skin and hair care products to Wal-Mart, but we sell only skin and hair care products to Ulta and TJ Maxx. These customers are not related to us.

The outstanding trade receivables from Ulta accounted for 1.8% and 19.5% of our total trade receivables at December 31, 2015 and 2014, respectively. The outstanding trade receivables from Wal-Mart accounted for 9.8% and 14.0% of our total trade receivables at December 31, 2015 and 2014, respectively.  The outstanding trade receivables from TJ Maxx accounted for 30.5% and 19.0% of our total trade receivables at December 31, 2015 and 2014, respectively.  The outstanding trade receivables from Marshals accounted for 39.8% and 10.9% of our total trade receivables at December 31, 2015 and 2014 respectively. A loss of one or any of these customers could have a material adverse effect on us because it is uncertain whether our consumer base served by these customers would purchase our products at other retail outlets. No long-term contracts exist between us and these customers or any other customer.

Note 9: Retirement Plans

We have a 401(k) Profit Sharing Plan (“401(k) Plan”) covering our full-time employees who have completed four months of service as defined in the 401(k) Plan, and are age 18 or older. Participants may defer up to 75% of their compensation up to the maximum limit determined by law. We may make discretionary “matching” contributions up to a maximum of 6% of each participant’s compensation, but only for those employees earning no more than $50,000 annually. Additionally, we can make discretionary “profit sharing” contributions to eligible employees. Participants are always fully vested in their contributions, matching contributions and allocated earnings thereon. Vesting in our profit sharing contribution is based on years of service, with a participant fully vested after five years. Our Company matching contributions totaled $3,700 and $4,300, in 2015 and 2014, respectively. We made no discretionary profit sharing contributions in 2015 or 2014.

Note 10. Commitments and Contingencies

Leases

On February 1, 2013, we entered into a lease with an unrelated third party for approximately 16,078 square feet of office space (the “Office Lease”) and approximately 113,620 square feet of manufacturing and warehouse space (the “Warehouse Lease”). Each of the Office Lease and the Warehouse Lease has an initial term of three years, with options to extend the term for two additional terms of three years each. Effective February 1, 2016, we exercised our first option to extend the term of the Office Lease and Warehouse Lease for three years. The initial rent for the Office Lease was $13.00 per square foot per annum, with annual 3% increases. The initial rent for the Warehouse Lease was $3.25 per square foot per annum, with annual 3% increases, and we will pay an additional $1.25 per square foot per annum as our share of the purchaser’s operating expenses under the Warehouse Lease (including taxes, insurance and common area maintenance charges). If certain uncontrollable operating expenses increase by more than 5% per year, our share of operating expenses under the Warehouse Lease may be increased. On March 25, 2016, we entered into a lease with an unrelated third party for approximately 53,440 square feet of warehouse space that connects to our current warehouse space (the “Expansion Lease”). The initial rent for Expansion Lease is $4.90 per square foot per annum, with annual increases ranging from 7% in the second year of the lease to 3% in the last two years of the lease.  The term of the Expansion Lease will be co-terminous with the Warehouse Lease and will be subject to all of the terms and conditions for the Warehouse Lease.

Annual rental expense under the Office Lease and Warehouse Lease for 2015 was $221,200 and $390,800, respectively. Annual rental expense under the Office Lease and Warehouse Lease for 2014 was $214,800 and $379,400, respectively.  Minimum annual rental payments under the Office Lease are approximately $227,800, $234,700, $241,700 and $20,200 for the years ending December 31, 2016, 2017, 2018 and 2019, respectively. Minimum annual rental payments under the Warehouse Lease are approximately $598,900, $693,600 , $719,800 and $60,200 for the years ending December 31, 2016, 2017, 2018, and 2019, respectively.

We have entered into various operating lease agreements, primarily for office equipment. Annual rental expense under these leases totaled $47,200 and $50,300 in 2015 and 2014, respectively. Minimum annual rental payments under noncancellable operating leases are approximately $34,900 and $14,500 for the years ending December 31, 2016 and 2017, respectively. Presently we have no lease commitments beyond 2018.

Contingencies

We are subject to lawsuits from time to time in the ordinary course of business. While we expect those lawsuits not to have a material effect on us, an adverse development in any such lawsuit or the insurance coverage for a lawsuit could materially and adversely affect our financial condition and cash flow. We regularly review all pending litigation matters in which we might be involved and establish accruals deemed appropriate by us for these litigation matters when a probable loss estimate can be made. As of December 31, 2015 there were no pending litigation matters that required an accrual.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of December 31, 2015, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2015.

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

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION.

None.

PART III

For Part III, the information set forth in our definitive Proxy Statement for our Annual Meeting of Shareholders to be filed within 120 days after December 31, 2015, hereby is incorporated by reference into this Report.

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

Exhibits

See Exhibit Index at page 36 of this Report

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2015 and 2014

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCOTT’S LIQUID GOLD-INC., a Colorado corporation
By:	/s/ Mark E. Goldstein
Mark E. Goldstein, President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ Barry J. Levine
Barry J. Levine, Treasurer, Chief Financial Officer, Chief Operating Officer and Corporate Secretary
(Principal Financial and Chief Accounting Officer)
Date:	March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature
March 30, 2016	Mark E. Goldstein,
	Director, President and Chief Executive Officer	/s/ Mark E. Goldstein
March 30, 2016	Sharon D. Garrett, Director	Mark E. Goldstein, for himself and as
March 30, 2016	Gerald J. Laber, Director	Attorney-in-Fact for the named directors
March 30, 2016	Philip A. Neri, Director	who constitute all of the members of the
the Board of Directors and for the named officers

March 30, 2016	Barry J. Levine, Director, Treasurer, Chief Financial Officer, Chief Operating Officer and Corporate Secretary

EXHIBIT INDEX

Exhibit Number	Document
3.1	Restated Articles of Incorporation, as amended and restated through May 1, 1996, incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-KSB for the year ended December 31, 2007.
3.2	Bylaws, as amended through July 13, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on July 19, 2011.
4.1

Shareholder Rights Agreement, dated February 21, 2001 incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 22, 2001.

4.2

Amendment to Shareholder Rights Agreement, dated February 15, 2011 incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2011.

4.3

Second Amendment to Shareholder Rights Agreement, dated January 6, 2012incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2012.

4.4

Third Amendment to Shareholder Rights Agreement, dated as of February 19, 2016, between the Company and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2016.

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

10.7*	2005 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 4 of our Registration Statement No. 333-156191, filed with the Commission on December 16, 2008.
10.8*	Amendment to the 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Commission on September 8, 2014.
10.9*	Form of 2005 Stock Option Plan Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.
10.10*	Form of 2005 Stock Incentive Plan Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.
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

10.23*

Scott’s Liquid Gold-Inc. 2015 Equity and Incentive Plan incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its annual meeting of shareholders held on June 4, 2015 filed with the Securities and Exchange Commission on April 27, 2015.

10.24*	Form of 2015 Equity and Incentive Plan Incentive Stock Option Agreement.
10.25*	Form of 2015 Equity and Incentive Plan Non-Qualified Stock Option Agreement.
10.26	First Amendment to Real Property Lease (Warehouse Lease), dated March 25, 2016, between the Company and Havana Gold, LLC.
10.27	First Amendment to Real Property Lease (Office Lease), dated March 25, 2016, between the Company and Havana Gold, LLC.
21	List of Subsidiaries incorporated by reference to Exhibit 21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
23	Consent of EKS&H LLLP.
24	Powers of Attorney.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1**	Section 1350 Certification.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement.
**	Furnished, not filed.