Form 10-Q
period 2016-03-31
SCOTTS LIQUID GOLD INC
filed 2016-05-16
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 13, 2016, the Registrant had 11,737,478 of its common stock, $0.10 par value per share, outstanding.

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of U.S. federal securities laws. All statements, other than statements of historical fact, included in this Report that address activities, events, or developments with respect to our financial condition, results of operations, or economic performance that we expect, believe, or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements. You can typically identify forward-looking statements by the use of words, such as “may,” “could,” “should,” “assume,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “potential,” “plan,” and other similar words. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and our performance inherently involve risk and uncertainty that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to:

•	changing consumer preferences and the continued acceptance of each of our significant products in the marketplace;
•	the degree of success of any new product or product line introduction by us;
•	competitive factors, including any decrease in distribution of (i.e., retail stores carrying) our significant products;
•	continuation of our distributorship agreements for Montagne Jeunesse skin care products and Batiste Dry Shampoos;
•	the need for effective advertising of our products and limited resources available for such advertising;
•	new competitive products and/or technological changes;
•	dependence upon third party vendors and upon sales to major customers;
•	the availability of necessary raw materials and potential increases in the prices of these raw materials;
•	changes in the regulation of our products, including applicable environmental and U.S. Food and Drug Administration (“FDA”) regulations;
•	the continuing availability of financing on terms and conditions that are acceptable to us;
•	the degree of success of the integration of product lines or businesses we may acquire;
•	future losses which could affect our liquidity;
•	the loss of any executive officer; and
•	other matters discussed in this Report, including the risks described in the Risk Factors section of this Report.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS.

Consolidated Statements of Operations (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Three Months Ended March 31,
	2016	2015
Net sales	$7,855,900	$6,948,200
Operating costs and expenses:
Cost of sales	3,857,100	3,739,400
Advertising	486,100	247,200
Selling	1,249,800	1,353,200
General and administrative	953,100	909,200
Total operating costs and expenses	6,546,100	6,249,000
Income from operations	1,309,800	699,200
Other income	6,200	4,100
Interest expense	(7,400)	(7,300)
Income before income taxes	1,308,600	696,000
Income tax expense	(552,100)	(12,400)
Net income	$756,500	$683,600
Net income per common share
Basic	$0.06	$0.06
Diluted	$0.06	$0.06
Weighted average shares outstanding:
Basic	11,710,745	11,557,281
Diluted	11,927,124	11,874,589

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

Scott’s Liquid Gold-Inc. & Subsidiaries

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,947,200	$7,165,100
Trade receivables, net	2,812,800	1,014,700
Inventories, net	5,190,600	4,698,600
Prepaid expenses	359,100	227,200
Total current assets	14,309,700	13,105,600
Property and equipment, net	552,800	430,000
Deferred tax asset	2,038,300	2,556,200
Other assets	51,000	51,000
Total assets	$16,951,800	$16,142,800
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	1,712,600	1,238,000
Accrued payroll and benefits	260,700	780,300
Income taxes payable	30,300	5,300
Accrued property taxes	31,400	23,400
Total current liabilities	2,035,000	2,047,000
Total liabilities	2,035,000	2,047,000
Shareholders’ equity:
Common stock; $0.10 par value, authorized 50,000,000 shares; issued and outstanding 11,710,745 shares (2016) and 11,710,745 shares (2015)	1,171,100	1,171,100
Capital in excess of par	5,965,600	5,901,100
Retained earnings	7,780,100	7,023,600
Total shareholders’ equity	14,916,800	14,095,800
Total liabilities and shareholders’ equity	$16,951,800	$16,142,800

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$756,500	$683,600
Adjustment to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	45,300	39,500
Stock-based compensation	64,500	17,200
Deferred income taxes	517,900	0
Change in operating assets and liabilities:
Trade receivables	(1,798,100)	(987,800)
Inventories	(492,000)	(256,400)
Prepaid expenses and other assets	(131,900)	3,100
Income taxes payable (receivable)	25,000	6,600
Accounts payable and accrued expenses	(37,000)	643,700
Total adjustments to net income	(1,806,300)	(534,100)
Net Cash (Used) Provided by Operating Activities	(1,049,800)	149,500
Cash flow from investing activities:
Purchase of property and equipment	(168,100)	(7,400)
Net Cash Used by Investing Activities	(168,100)	(7,400)
Cash flow from financing activities:
Proceeds from exercise of stock options	0	6,900
Net Cash Provided by Financing Activities	0	6,900
Net (Decrease) Increase in Cash and Cash Equivalents	(1,217,900)	149,000
Cash and Cash Equivalents, beginning of period	7,165,100	5,896,600
Cash and Cash Equivalents, end of period	$5,947,200	$6,045,600
Supplemental disclosures:
Cash paid during the period for interest	$7,400	$7,300

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Notes to Consolidated Financial Statements (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

Note 1.	Organization and Summary of Significant Accounting Policies.
(a)	Company Background

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

The Consolidated Statements of Operations, Consolidated Balance Sheets, and the Consolidated Statements of Cash Flows included in this Report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2016 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the period ended March 31, 2016 are not necessarily indicative of the operating results for the full year.

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

The agreement provides for a factoring line up to $1.5 million and is secured primarily by accounts receivables, inventory, any lease in which we are a lessor and all investment property and guarantees by our active subsidiaries. Under the agreement, Summit will make loans at our request and in its discretion based on: (i) its purchases of our receivables, with recourse against us, at an advance rate of 85% (or such other percentage determined by Summit in its discretion) and (ii) our inventory not to exceed certain amounts, including an aggregate maximum of $500,000. Advances under the agreement have an interest rate of 1.0% over the prime rate (as published in The Wall Street Journal) for the accounts receivables portion of the advances and 2.5% over the prime rate for the inventory portion of the borrowings. At March 31, 2016, the prime rate was 3.50%.

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

In 2016 and 2015, we did not sell any of our accounts receivables to Summit. At March 31, 2016 and December 31, 2015 the entire credit line of $1.5 million was available for future factoring of accounts receivable invoices and borrowings secured by our inventory.

We report these transactions as a secured borrowing rather than as a sale. As a result, affected accounts receivable, if any, are reported under the “Current Assets” section within our Consolidated Balance Sheets as “Trade receivables, net.” Similarly, the net liability owing to Summit, if any, appears as “Obligations collateralized by receivables and inventory” within the “Current Liabilities” section of our Consolidated Balance Sheets. Net proceeds received on obligations collateralized by receivables and inventory appear as “net cash provided (used) by operating activities” within the “Adjustment to reconcile net income to net cash used by operating activities” section of our Consolidated Statements of Cash Flows.

On March 16, 2011, with the consent of Summit, we entered into a financing agreement with Wells Fargo Bank, National Association (“Wells Fargo”) for the purpose of further lowering the cost of borrowing associated with the financing of our accounts receivable and on January 29, 2016 we terminated our agreement with Wells Fargo due to Wal-Mart Stores, Inc. (“Wal-Mart”), changing its accounts payable policy. Pursuant to this agreement, we were able to sell accounts receivables from Wal-Mart at a discount to Wells Fargo; provided, however, that Wells Fargo could reject offers to purchase such receivables in its discretion. These receivables could be purchased by Wells Fargo at a cost to us equal to LIBOR plus 1.15% per annum. The LIBOR rate used depends on the days to maturity of the receivable sold, typically ranging from 102 to 105 days. At January 29, 2016, Wells Fargo used the 105-day LIBOR rate of 0.70%.

During the three months ended March 31, 2016 and 2015, we sold approximately $306,800 and $1,055,000, respectively, of our relevant accounts receivable to Wells Fargo for approximately $305,200 and $1,050,600, respectively. The difference between the invoiced amount of the receivable and the cash that we received from Wells Fargo is a cost to us. This cost is in lieu of any cash discount our customer would have been allowed and, thus, is treated in a manner consistent with standard trade discounts granted to our customers.

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

Inventories were comprised of the following at:

	March 31, 2016	December 31, 2015
Finished goods	$2,248,300	$2,101,300
Raw materials	3,062,300	2,717,300
Inventory reserve for obsolescence	(120,000)	(120,000)
	$5,190,600	$4,698,600

(h)	Property and Equipment

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

Financial instruments which potentially subject us to concentrations of credit risk include cash and cash equivalents and trade receivables. We maintain our cash balances in the form of bank demand deposits with financial institutions that we believe are creditworthy. During the three months end March 31, 2016, we maintained balances in various operating accounts in excess of federally insured limits. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. We have no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

The recorded amounts for cash and cash equivalents, receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. As of March 31, 2016 and December 31, 2015 we had no long-term debt.

(j)	Income Taxes

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

The effective tax rate for the three months ended March 31, 2016, was 42.2%, which differs from the statutory income tax rate due to permanent book to tax differences.

As of December 31, 2014, the Company had a deferred tax asset of $0, net of a valuation allowance of $3,379,100. As of that date and until the second quarter of 2015, a full valuation allowance had been provided against deferred tax assets, as it was more-likely-than-not that the Company’s net deferred tax asset would not be realized in the foreseeable future due to the Company’s cumulative book loss. Consequently, the Company was unable to recognize any income tax benefit in such prior periods. However, the Company had, as of June 30, 2015, reported positive income for nine consecutive quarters and the 36 month cumulative income before income taxes was approximately $3.4 million. Accordingly, the Company as of June 30, 2015 released a portion of the valuation allowance related to the deferred tax asset of approximately $3.1 million as well as an additional $70,200 in the third quarter ended September 30, 2015. The analysis of the partial valuation allowance release was in accordance with accounting standards for interim period reporting. The remaining $169,200 in valuation allowance was released during the fourth quarter of 2015.

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

At March 31, 2016 and December 31, 2015 approximately $745,800 and $1,179,700, respectively, had been reserved as a reduction of accounts receivable. Trade promotions to our customers and incentives such as coupons to our consumers are deducted from gross sales and totaled $451,600 and $510,100 for the three months ended March 31, 2016 and 2015, respectively.

(l)	Advertising Costs

Advertising costs are expensed as incurred.

(m)	Stock-based Compensation

During the three months ended March 31, 2016, we granted options to acquire 3,000 shares of our common stock to one of our production personnel at a price of $1.20 per share, which vest ratably over 48 months, or upon a change in control under certain circumstances, and which expire after 10 years. During the three months ended March 31, 2015, we did not grant any stock options.

The weighted average fair market value of the options granted in the first three months of 2016 was estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

March 31, 2016
Expected life of options (using the “simplified” method)	10 years
Average risk-free interest rate	1.5%
Average expected volatility of stock	134%
Expected dividend rate	None
Fair value of options granted	$3,488

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) was $64,500 and $17,200 in the three months ended March 31, 2016 and 2015, respectively. Approximately $774,400 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next 12 – 60 months, depending on the vesting provisions of the options. There was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible. With respect to the non-cash expense associated with options granted to the non-employee directors, no tax benefit is recognized for the excess of the tax deduction over the book expense previously recognized due to the existence of as yet unutilized net operating losses. At such time as these operating losses have been utilized and a tax benefit is realized from the exercise of non-qualified stock options, a corresponding tax benefit may be recognized.

(n)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out as selling expenses. Other selling expenses consist primarily of wages and benefits for sales and sales support personnel, travel, brokerage commissions and promotional costs, as well as certain other indirect costs. Shipping and handling costs totaled $346,800 and $344,000 for the three months ended March 31, 2016 and 2015, respectively.

General and administrative expenses consist primarily of wages and benefits associated with management and administrative support departments, business insurance costs, professional fees, office facility related expenses, and other general support costs.

(o)	Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently assessing the impact, if any, that the adoption of ASU 2016-02 will have on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation- Improvements to Employee

Share-Based Payment Accounting,” (“ASU 2016-09”), which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, however early adoption is permitted. We are currently assessing the impact, if any, that the adoption of ASU 2016-09 will have on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts and customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2017, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of the adoption. We are currently assessing the impact, if any, that the adoption of ASU 2014-09 will have on our financial statements

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” (“ASU 2015-11”), which is intended to simplify the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. Application of the standard, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2016. Early adoption is permitted. We are currently assessing the impact, if any, that the adoption of ASU 2015-11 will have on our financial statements.

Note 2.	Earnings per Share.

Per share data is determined by using the weighted average number of common shares outstanding. Common equivalent shares are considered only for diluted earnings per share, unless considered anti-dilutive. Common equivalent shares, determined using the treasury stock method, result from stock options with exercise prices that are below the average market price of the common stock.

Basic earnings per share include no dilution and are computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in our earnings. There were common stock equivalents of 969,500 and 397,500 shares outstanding at March 31, 2016 and 2015, respectively, consisting of stock options that were not included in the calculation of earnings per share because they would have been anti-dilutive.

A reconciliation of the weighted average number of common shares outstanding for the three months end March 31, 2016 and 2015 is as follows:

	2016	2015
Common shares outstanding, beginning of the year	11,710,745	11,549,789
Weighted average common shares issued	0	7,492
Weighted average number of common shares outstanding	11,710,745	11,557,281
Dilutive effect of common share equivalents	216,379	317,308
Diluted weighted average number of common shares outstanding	11,927,124	11,874,589

We have authorized 20,000,000 shares of preferred stock issuable in one or more series, none of which are issued or outstanding as of March 31, 2016.

Note 3.	Segment Information.

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

The following provides information on our segments for the three months ended March 31:

	2016		2015
	Household Products	Skin and Hair Care Products	Household Products	Skin and Hair Care Products
Net sales	$1,592,900	$6,263,000	$1,613,300	$5,334,900

Cost of sales	674,700	3,182,400	759,800	2,979,600
Advertising expenses	289,300	196,800	101,200	146,000
Selling expenses	373,000	876,800	439,300	913,900
General and administrative expenses	422,500	530,600	405,100	504,100
Total operating costs and expenses	1,759,500	4,786,600	1,705,400	4,543,600
(Loss) income from operations	(166,600)	1,476,400	(92,100)	791,300
Other income	1,300	4,900	1,000	3,100
Interest expense	(1,600)	(5,800)	(1,800)	(5,500)
(Loss) income before income taxes	$(166,900)	$1,475,500	$(92,900)	$788,900
Identifiable assets	$6,844,500	$7,118,000	$6,126,700	$4,413,100

The following is a reconciliation of segment information to consolidated information for the three months ended March 31:

	2016	2015
Net sales to external customers	$7,855,900	$6,948,200
Consolidated income before income taxes	$1,308,600	$696,000
Identifiable assets	$13,962,500	$10,539,800
Corporate assets	2,989,300	1,243,400
Consolidated total assets	$16,951,800	$11,783,200

Corporate assets noted above are comprised primarily of our cash, and property and equipment not directly associated with our manufacturing, warehousing, shipping and receiving activities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Our consolidated net sales for the first three months of 2016 were $7,855,900 versus $6,948,200 for the first three months of 2015, an increase of $907,700 or 13.1%. We saw a 12.2% increase in net sales of the skin and hair care products that we distribute for other companies and a 38.8% increase in net sales of our own line of skin care products. We saw a 1.3% decrease in net sales of our household products. The reasons for the foregoing changes in net sales of our products are described below.

While our net income for the first three months of 2016 was $756,500 versus net income of $683,600 in the first three months of 2015, an increase of $72,900 or 10.7%, our income before income taxes for the first three months of 2016 was $1,308,600 versus income before income taxes of $696,000 in the first three months of 2015, an increase of $612,600 or 88.0%. This increase resulted primarily from: (1) increased sales; (2) changes in our trade promotions to our customers; (3) changes in costs of sales; and (4) changes in operating expenses.

Our income tax expense for the first three months of 2016 was $552,100 versus income tax expense of $12,400 in the first three months of 2015, an increase of $539,700.  During the second half of 2015, we released our valuation allowance related to the deferred tax asset. See Note 1(j), “Income Taxes,” to our Consolidated Financial Statements (Unaudited) in Item 1.

Summary of Results as a Percentage of Net Sales

	Year Ended December 31,	Three Months Ended March 31,
	2015	2016	2015
Net sales
Household products	21.8%	20.3%	23.2%
Skin and hair care products	78.2%	79.7%	76.8%
Total net sales	100.0%	100.0%	100.0%
Cost of sales	57.6%	49.1%	53.8%
Gross profit	42.4%	50.9%	46.2%
Other revenue	0.1%	0.1%	0.1%
	42.5%	51.0%	46.3%
Operating expenses	34.6%	34.2%	36.1%
Interest expense	0.1%	0.1%	0.1%
	34.7%	34.3%	36.2%
Income before income taxes	7.8%	16.7%	10.1%

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

Comparative Net Sales

	Three Months Ended March 31,		Percentage Increase
	2016	2015	(Decrease)
Total household products	$1,592,900	$1,613,300	(1.3%)
Alpha® Skin Care, Diabetic cream and other skin care products	1,436,700	1,035,200	38.8%
Montagne Jeunesse and Batiste Dry Shampoo	4,826,300	4,299,700	12.2%
Total skin and hair care products	6,263,000	5,334,900	17.4%
Total net sales	$7,855,900	$6,948,200	13.1%

Sales of household products for the first three months of 2016 accounted for 20.3% of consolidated net sales compared to 23.2% for the same period in 2015. During the first three months of 2016, the sales of our household products were $1,592,900 as compared to $1,613,300 for the same period in 2015, a decrease of $20,400 or 1.3%. The decrease is attributable primarily to lower sales of our Scott’s Liquid Gold® Wood Wash and Touch of Scent® Air Freshener products, which were discontinued at one of our customers. These products account for a small percentage of the sales of our total household products.

Sales of skin and hair care products for the first three months of 2016, accounted for 79.7% of consolidated net sales compared to 76.8% for the same period in 2015. The net sales of these products were $6,263,000 in 2016 compared to $5,334,900 for the same period in 2015, an increase of $928,100 or 17.4%, primarily as a result of an increase in net sales of our Alpha™ Skin Care products (formerly our Alpha Hydrox® Skin Care products) and Montagne Jeunesse face masque sachets.

The net sales of our Alpha™ Skin Care products and other manufactured skin care products were $1,436,700 in the first three months of 2016 compared to $1,035,200 for the same period in 2015, an increase of $401,500 or 38.8%. This increase is primarily attributable to the introduction of the our new Alpha™ Skin Care products in the first three months of 2016 and an increase in net sales of these products on our website and to certain other online retailers.

The net sales of Montagne Jeunesse and Batiste Dry Shampoo were $4,826,300 in the first three months of 2016 compared to $4,299,700 for the same period in 2015, an increase of $526,600 or 12.2%. This increase is primarily attributable to increased sales of Montagne Jeunesse face masque sachets to our existing customers.

We paid our customers a total of $451,600 in the first three months of 2016 for trade promotions to support price features, displays, slotting fees and other merchandising of our products compared to $510,100 for the same period in 2015, a decrease of $58,500 or 11.5%. This decrease is primarily attributable to lower cost and more efficient trade promotion programs for both our skin and hair care products and our household products.

From time to time, our customers return products to us. For our household products, we permit returns only for a limited time. With regard to our skin and hair care products, returns are more frequent under an unwritten industry standard that permits returns for a variety of reasons. In the event a skin and hair care customer requests a return of a product, we will consider the request, and may grant such request in order to maintain or enhance our relationship with the customer, even in the absence of an enforceable right of the customer to do so. Typically, customers that return products to us take a credit on our invoice equal to the original sale price plus a handling charge ranging from 8-10% of the original sale price. Our product returns (as a percentage of net sales) were less than 0.1% percent in the first three months of 2016 compared to 0.9% for the same period in 2015.  This decrease is primarily attributable to a few of our customers in the first quarter of 2015 returning various products to us that they no longer carry in certain of their stores.

On a consolidated basis, cost of sales was $3,857,100 during the first three months of 2016 compared to $3,739,400 for the same period in 2015, an increase of $117,700 or 3.1%, on a net sales increase of 13.1%. As a percentage of consolidated net sales, cost of sales was 49.1% in the first three months of 2016 compared to 53.8% for the same period in 2015.

As a percentage of net sales of our skin and hair care products, the cost of sales for our skin and hair care products decreased to 50.8% in the first three months of 2016 compared to 55.9% for the same period in 2015. This decrease is primarily attributable to a higher percentage of net sales of our own line of skin care products, which have a lower cost than the skin and hair care products that we distribute for other companies.

As a percentage of net sales of our household products, the costs of sales for our household products decreased to 42.4% in the first three months of 2016 compared to 47.1% for the same period in 2015. This decrease is primarily attributable to a reduction in our costs for certain raw materials.

Operating Expenses, Interest Expense and Other Income

	Three Months Ended March 31,		Percentage Increase
	2016	2015	(Decrease)
Operating Expenses
Advertising	$486,100	$247,200	96.6%
Selling	1,249,800	1,353,200	(7.6%)
General and administrative	953,100	909,200	4.8%
Total operating expenses	$2,689,000	$2,509,600	7.1%
Other Income	$6,200	$4,100	51.2%
Interest Expense	$7,400	$7,300	1.4%

Our operating expenses for the first three months of 2016 were $2,689,000 compared to $2,509,600 for the same period in 2015, an increase of $179,400 or 7.1%. These expenses consist primarily of advertising, selling, and general and administrative expenses, which are discussed below.

Advertising expenses for the first three months of 2016 were $486,100 compared to $247,200 for the same period in 2015, an increase of $238,900 or 96.6%. This increase is primarily due to the investments we are making to reposition and grow our new Alpha™ Skin Care products and Scott’s Liquid Gold® household products in the marketplace.

Selling expenses for the first three months of 2016 were $1,249,800 compared to $1,353,200 for the same period in 2015, a decrease of $103,400 or 7.6%. This decrease is primarily attributable to the accrual in the first three months of 2015 of potential performance bonus payments to personnel within our sales and marketing organizations for 2015, while we did not have such an accrual in the first three months of 2016.  During the second quarter of 2016 we expect to adopt specific performance goals for our 2016 bonus plan and will accrue expenses as appropriate.

General and administrative expenses for the first three months of 2016 were $953,100 compared to $909,200 for the same period of 2015, an increase of $43,900 or 4.8%. This increase is due primarily to an increase in professional fees related to the extension in the first three months of 2016 of our Shareholders’ Rights plan and our evaluation of potential transactions offset, in part, by the accrual in the first three months of 2015 of potential performance bonus payments to our management and administrative support personnel, while we did not have such an accrual in the first three months of 2016.  During the second quarter of 2016 we expect to adopt specific performance goals for our 2016 bonus plan and will accrue expenses as appropriate.

Other income from interest earned on our cash reserves for the first three months of 2016 and 2015 was $6,200 and $4,100, respectively.

Interest expense for the first three months of 2016 and 2015 for administrative fees paid to Summit was $7,400 and $7,300, respectively.

Liquidity and Capital Resources

Financing Agreements

Please see Note 1(f) to our Consolidated Financial Statements (Unaudited) for information on our financing agreements with Summit and Wells Fargo.

Liquidity

At March 31, 2016, we had approximately $5.9 million in cash on hand and the full $1.5 million of capacity under our credit line with Summit was available for future borrowing. For the first three months of 2016, the primary components of working capital (exclusive of cash that was $1,217,900 less at March 31, 2016 compared to December 31, 2015) that significantly affected operating cash flows are the following: (1) net trade receivables were $1,798,100 more at March 31, 2016 than at December 31, 2015 due primarily to increased gross sales activity and the timing of receiving payment; (2) inventory at March 31, 2016 was $492,000 more than at December 31, 2015 due primarily to increased gross sales activity and the timing of receiving certain inventory from our vendors and shipping our products to our customers; and (3) accounts payable and other accrued expenses at March 31, 2016 were $37,000 less than at December 31, 2015 due primarily to payment of accrued performance bonuses in the first three months of 2016.

We believe that our cash on hand at any time during 2016 could be significantly less than at March 31, 2016 due primarily to the following: (1) the timing of receiving and paying for the significant amounts of Batiste Dry Shampoo that we purchase every month from Church & Dwight; and (2) making a significant investment in 2016 in the brands and products that we own.

We anticipate that our existing cash and our cash from operations, together with our current financing arrangements with Summit, will be sufficient to meet our cash requirements for the next 12 months. During the first three months of 2016 we spent $168,100 to purchase production equipment to improve our manufacturing capabilities and efficiencies. We expect to purchase approximately $50,000 in additional production equipment in 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of March 31, 2016, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results.

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

Date: May 16, 2016

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