Form 10-Q
period 2016-06-30
SCOTTS LIQUID GOLD INC
filed 2016-08-22
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 19, 2016, the Registrant had 11,748,329 of its common stock, $0.10 par value per share, outstanding.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS.

Consolidated Statements of Operations (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$6,482,000	$7,259,400	$14,337,900	$14,207,600
Operating costs and expenses:
Cost of sales	3,766,900	4,018,600	7,624,000	7,758,000
Advertising	848,800	312,100	1,334,900	559,300
Selling	1,217,200	1,353,800	2,467,000	2,707,000
General and administrative	1,261,100	791,500	2,214,200	1,700,700
Total operating costs and expenses	7,094,000	6,476,000	13,640,100	12,725,000
(Loss) income from operations	(612,000)	783,400	697,800	1,482,600
Other income	5,400	5,200	11,600	9,300
Interest expense	(9,700)	(7,300)	(17,100)	(14,600)
(Loss) income before income taxes	(616,300)	781,300	692,300	1,477,300
Income tax benefit (expense)	269,700	2,581,400	(282,400)	2,569,000
Net (loss) income	$(346,600)	$3,362,700	$409,900	$4,046,300
Net (loss) income per common share
Basic	$(0.03)	$0.29	$0.03	$0.35
Diluted	$(0.03)	$0.28	$0.03	$0.34
Weighted average shares outstanding:
Basic	11,733,734	11,628,749	11,722,240	11,593,212
Diluted	11,733,734	11,917,643	11,943,842	11,898,589

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

Scott’s Liquid Gold-Inc. & Subsidiaries

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,944,600	$7,165,100
Accounts receivable, net	2,089,700	1,014,700
Inventories, net	6,046,800	4,698,600
Income taxes receivable	17,100	0
Prepaid expenses	135,100	227,200
Total current assets	11,233,300	13,105,600
Property and equipment, net	530,600	430,000
Deferred tax asset	2,290,600	2,556,200
Goodwill	1,520,600	0
Intangible assets, net	7,079,400	0
Other assets	51,000	51,000
Total assets	$22,705,500	$16,142,800
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	1,513,600	1,238,000
Accrued expenses	512,100	803,700
Income taxes payable	0	5,300
Current maturities of long-term debt	800,000	0
Total current liabilities	2,825,700	2,047,000
Line-of-credit	3,694,200	0
Long-term debt, net of current maturities and debt issuance costs	1,524,800	0
Total liabilities	8,044,700	2,047,000
Shareholders’ equity:
Common stock; $0.10 par value, authorized 50,000,000 shares; issued and outstanding 11,742,329 shares (2016) and 11,710,745 shares (2015)	1,174,200	1,171,100
Capital in excess of par	6,053,100	5,901,100
Retained earnings	7,433,500	7,023,600
Total shareholders’ equity	14,660,800	14,095,800
Total liabilities and shareholders’ equity	$22,705,500	$16,142,800

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$409,900	$4,046,300
Adjustment to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	75,100	79,400
Stock-based compensation	127,900	34,400
Deferred income taxes	265,600	(2,603,200)
Change in operating assets and liabilities:
Accounts receivables	(1,075,000)	(630,900)
Inventories	(855,200)	(844,900)
Prepaid expenses and other assets	92,100	60,000
Income taxes payable (receivable)	(22,400)	6,300
Accounts payable and accrued expenses	(16,000)	865,600
Total adjustments to net income	(1,407,900)	(3,033,300)
Net Cash (Used) Provided by Operating Activities	(998,000)	1,013,000
Cash flow from investing activities:
Cash paid for Acquisition	(9,093,000)	0
Purchase of property and equipment	(175,700)	(87,200)
Net Cash Used by Investing Activities	(9,268,700)	(87,200)
Cash flow from financing activities:
Borrowing under line-of-credit	3,694,200	0
Proceeds from issuance of long-term debt	2,400,000	0
Debt issuance costs	(75,200)	0
Proceeds from exercise of stock options	27,200	31,700
Net Cash Provided by Financing Activities	6,046,200	31,700
Net (Decrease) Increase in Cash and Cash Equivalents	(4,220,500)	957,500
Cash and Cash Equivalents, beginning of period	7,165,100	5,896,600
Cash and Cash Equivalents, end of period	$2,944,600	$6,854,100
Supplemental disclosures:
Cash paid during the period for interest	$17,100	$14,600

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Supplemental disclosure of non-cash activity:

In connection with the Company’s Acquisition during the six months ended June 30, 2016, the Company acquired $493,000 of inventory, intangible assets of $7,079,400, and goodwill of $1,520,600.  The Company netted these amounts against the aggregate purchase price of the Acquisition (See Note 4).

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

The Consolidated Statements of Operations, Consolidated Balance Sheets, and the Consolidated Statements of Cash Flows included in this Report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2016 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the period ended June 30, 2016 are not necessarily indicative of the operating results for the full year.

(d)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts in our financial statements of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, the realization of deferred tax assets, reserves for slow moving and obsolete inventory, customer returns and allowances, stock-based compensation, and purchase price allocation. Actual results could differ from our estimates.

(e)	Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.

(f)	Sale of Accounts Receivable

On November 3, 2008, effective as of October 31, 2008, we entered into a financing agreement with Summit Financial Resources, L.P. (“Summit”) for the purpose of providing working capital. The financing agreement with Summit was amended on March 12, 2009, March 16, 2011 (effective March 1, 2011) and June 29, 2012 (effective July 1, 2012) and terminated on June 30, 2016.

The agreement provided for a factoring line up to $1.5 million and was secured primarily by accounts receivable, inventory, any lease in which we are a lessor and all investment property and guarantees by our active subsidiaries. Under the agreement, Summit will make loans at our request and in its discretion based on: (i) its purchases of our receivables, with recourse against us, at an advance rate of 85% (or such other percentage determined by Summit in its discretion) and (ii) our inventory not to exceed certain amounts, including an aggregate maximum of $500,000. Advances under the agreement had an interest rate of 1.0% over the prime rate (as published in The Wall Street Journal) for the accounts receivable portion of the advances and 2.5% over the prime rate for the inventory portion of the borrowings. At June 30, 2016, the prime rate was 3.5%.

There was also an administrative fee of 0.85% per month on the average monthly outstanding loan on the receivable portion of any advance if the average quarterly loan in the prior quarter was less than or equal to $1,000,000, and 0.75% per month if the average quarterly loan in the prior quarter was greater than $1,000,000 and of 1.0% per month on the average monthly outstanding loan on the inventory portion of any advance.

In 2016 and 2015, we did not sell any of our accounts receivable to Summit.

On March 16, 2011, with the consent of Summit, we entered into a financing agreement with Wells Fargo Bank, National Association (“Wells Fargo”) for the purpose of further lowering the cost of borrowing associated with the financing of our accounts receivable and on January 29, 2016 we terminated our agreement with Wells Fargo due to Wal-Mart Stores, Inc. (“Wal-Mart”) changing its accounts payable policy. Pursuant to this agreement, we were able to sell accounts receivable from Wal-Mart at a discount to Wells Fargo; provided, however, that Wells Fargo could reject offers to purchase such receivables in its discretion. These receivables could be purchased by Wells Fargo at a cost to us equal to LIBOR plus 1.15% per annum. The LIBOR rate used depends on the days to maturity of the receivable sold, typically ranging from 102 to 105 days. At January 29, 2016, Wells Fargo used the 105-day LIBOR rate of 0.7%.

During the six months ended June 30, 2016 and 2015, we sold approximately $306,800 and $2,282,200, respectively, of our relevant accounts receivable to Wells Fargo for approximately $305,200 and $2,272,600, respectively. The difference between the invoiced amount of the receivable and the cash that we received from Wells Fargo is a cost to us. This cost is in lieu of any cash discount our customer would have been allowed and, thus, is treated in a manner consistent with standard trade discounts granted to our customers.

The reporting of the sale of accounts receivable to Wells Fargo is treated as a sale rather than as a secured borrowing. As a result, affected accounts receivable are relieved from the Company’s financial statements upon receipt of the cash proceeds.

(g)	Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost (first-in, first-out method) or market. We record a reserve for slow moving and obsolete products and raw materials. We estimate this reserve based upon historical and anticipated sales.

Inventories were comprised of the following at:

	June 30, 2016	December 31, 2015
Finished goods	$3,226,200	$2,101,300
Raw materials	3,034,000	2,717,300
Inventory reserve for obsolescence	(213,400)	(120,000)
	$6,046,800	$4,698,600

(h)	Property and Equipment

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

(i)	Intangible Assets

Intangible assets consist of customer relationships, trade names, formulas and batching processes and a non-compete agreement.  The fair value of the intangible assets is amortized over their estimated useful lives and range from a period of five to 15 years.

(j)	Goodwill

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the Acquisition discussed in Note 4.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests, and in certain circumstances these assets are written down to fair value if impaired.

(k)	Financial Instruments

Financial instruments which potentially subject us to concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain our cash balances in the form of bank demand deposits with financial institutions that we believe are creditworthy. During the six months ended June 30, 2016, we have maintained balances in various operating accounts in excess of federally insured limits. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. We have no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

The recorded amounts for cash and cash equivalents, receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. At December 31, 2015 we had no long-term debt or outstanding balance on a line-of-credit. At June 30, 2016 we had long-term debt of $2,324,800 and a $3,694,200 outstanding balance on our line-of-credit.

(l)	Income Taxes

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

The effective tax rate for the six months ended June 30, 2016 and 2015 was 40.7% and (173.9%) respectively, which differs from the statutory income tax rate due to permanent book to tax differences.

As of December 31, 2014, the Company had a deferred tax asset of $0, net of a valuation allowance of $3,379,100. As of that date and until the second quarter of 2015, a full valuation allowance had been provided against deferred tax assets, as it was more-likely-than-not that the Company’s net deferred tax asset would not be realized in the foreseeable future due to the Company’s cumulative book loss. Consequently, the Company was unable to recognize any income tax benefit in such prior periods. However, the Company had, as of June 30, 2015, reported positive income for nine consecutive quarters and the 36 month cumulative income before income taxes was approximately $3.4 million. Accordingly, the Company as of June 30, 2015 released a portion of the valuation allowance related to the deferred tax asset of approximately $3.1 million as well as an additional $70,200 in the third quarter which ended September 30, 2015. The analysis of the partial valuation allowance release was in accordance with accounting standards for interim period reporting. The remaining $169,200 in valuation allowance was released during the fourth quarter of 2015.

(m)	Revenue Recognition

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

At June 30, 2016 and December 31, 2015 approximately $828,800 and $1,179,700, respectively, had been reserved as a reduction of accounts receivable. Trade promotions to our customers and incentives such as coupons to our consumers are deducted from gross sales and totaled $968,200 and $1,122,900 for the six months ended June 30, 2016 and 2015, respectively.

(n)	Advertising Costs

Advertising costs are expensed as incurred.

(o)	Stock-based Compensation

During the six months ended June 30, 2016, we granted options to acquire 3,000 shares of our common stock to one of our production personnel at a price of $1.20 per share, which vest ratably over 48 months, or upon a change in control under certain circumstances, and which expire after 10 years. During the six months ended June 30, 2015, we did not grant any stock options.

The weighted average fair market value of the options granted in the first six months of 2016 was estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

June 30, 2016
Expected life of options (using the “simplified” method)	7 years
Average risk-free interest rate	1.5%
Average expected volatility of stock	134%
Expected dividend rate	None
Fair value of options granted	$3,488

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) was $127,900 and $34,400 in the six months ended June 30, 2016 and 2015, respectively. Approximately $710,900 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next 12 – 60 months, depending on the vesting provisions of the options. There was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible. With respect to the non-cash expense associated with options granted to the non-employee directors, no tax benefit is recognized for the excess of the tax deduction over the book expense previously recognized due to the existence of as yet unutilized net operating losses. At such time as these operating losses have been utilized and a tax benefit is realized from the issuance of non-qualified stock options, a corresponding tax benefit may be recognized.

(p)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out as selling expenses. Other selling expenses consist primarily of wages and benefits for sales and sales support personnel, travel, brokerage commissions and promotional costs, as well as certain other indirect costs. Shipping and handling costs totaled $710,600 and $729,100 for the six months ended June 30, 2016 and 2015, respectively.

General and administrative expenses consist primarily of wages and benefits associated with management and administrative support departments, business insurance costs, professional fees, office facility related expenses, and other general support costs.

(q)	Recently Issued Accounting Standards

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation- Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, however early adoption is permitted. We are currently assessing the impact, if any, that the adoption of ASU 2016-09 will have on our financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which provides guidance on simplifying the presentation of debt issuance costs, requiring that debt issuance costs related to a recognized debt liability be presented in the consolidated balance sheets as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No, 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” (“ASU 2015-15”), which further clarifies ASU 2015-03 as it relates to presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 allows an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Both ASU 2015-03 and ASU 2015-15 require retrospective adoption and are effective for financial statement periods beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2015-03 and ASU 2015-15 as of January 1, 2016. The adoption did not have a material effect on our consolidated financial statements.

In September 2015, FASB issued ASU No. 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments” (ASU 2015-16”), which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard will be effective for us in the first quarter of our fiscal year 2017, although early adoption is permitted. The Company adopted ASU 2015-16 as of June 30, 2016, and the adoption of this standard did not have a material effect on our consolidated financial statements.

In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”).  Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). We are currently assessing the impact, if any, that the adoption of ASU 2016-13 will have on our financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”), which is intended to simplify the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. Application of the standard, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2016. Early adoption is permitted. We are currently assessing the impact, if any, that the adoption of ASU 2015-11 will have on our financial statements.

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

Basic earnings per share include no dilution and are computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in our earnings. There were common stock equivalents of 659,000 and 397,500 shares outstanding at June 30, 2016 and 2015, respectively, consisting of stock options that were not included in the calculation of earnings per share because they would have been anti-dilutive.

A reconciliation of the weighted average number of common shares outstanding for the three and six months ended June 30, 2016 and 2015 is as follows:

	2016
	Three Months	Six Months
Common shares outstanding, beginning of the period	11,710,745	11,710,745
Weighted average common shares issued	22,989	11,495
Weighted average number of common shares outstanding	11,733,734	11,722,240
Dilutive effect of common share equivalents	0	221,602
Diluted weighted average number of common shares outstanding	11,733,734	11,943,842

	2015
	Three Months	Six Months
Common shares outstanding, beginning of the period	11,576,539	11,549,789
Weighted average common shares issued	52,210	43,423
Weighted average number of common shares outstanding	11,628,749	11,593,212
Dilutive effect of common share equivalents	288,894	305,377
Diluted weighted average number of common shares outstanding	11,917,643	11,898,589

We have authorized 20,000,000 shares of preferred stock issuable in one or more series, none of which is issued or outstanding as of June 30, 2016.

Note 3.	Segment Information.

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

The following provides information on our segments for the three and six months ended June 30:

	Three Months Ended June 30,
	2016		2015
	Household Products	Skin and Hair Care Products	Household Products	Skin and Hair Care Products
Net sales	$1,444,200	$5,037,800	$1,563,100	$5,696,300

Cost of sales	783,800	2,983,100	757,100	3,261,500
Advertising expenses	589,500	259,300	158,900	153,200
Selling expenses	468,600	748,600	409,500	944,300
General and administrative expenses	385,500	875,600	360,300	431,200
Total operating costs and expenses	2,227,400	4,866,600	1,685,800	4,790,200
(Loss) income from operations	(783,200)	171,200	(122,700)	906,100
Other income	2,100	3,300	1,200	4,000
Interest expense	(3,400)	(6,300)	(1,600)	(5,700)
(Loss) income before income taxes	$(784,500)	$168,200	$(123,100)	$904,400

	Six Months Ended June 30,
	2016		2015
	Household Products	Skin and Hair Care Products	Household Products	Skin and Hair Care Products
Net sales	$3,036,900	$11,301,000	$3,176,400	$11,031,200

Cost of sales	1,458,500	6,165,500	1,516,900	6,241,100
Advertising expenses	878,800	456,100	260,100	299,200
Selling expenses	841,600	1,625,400	848,800	1,858,200
General and administrative expenses	808,000	1,406,200	765,400	935,300
Total operating costs and expenses	3,986,900	9,653,200	3,391,200	9,333,800
(Loss) income from operations	(950,000)	1,647,800	(214,800)	1,697,400
Other income	3,400	8,200	2,200	7,100
Interest expense	(5,000)	(12,100)	(3,400)	(11,200)
(Loss) income before income taxes	$(951,600)	$1,643,900	$(216,000)	$1,693,300

The following is a reconciliation of segment information to consolidated information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$6,482,000	$7,259,400	$14,337,900	$14,207,600
Consolidated (loss) income before income taxes	$(616,300)	$781,300	$692,300	$1,477,300

	June 30, 2016	December 31, 2015
Assets:
Household Products	$3,157,500	$7,585,800
Skin and Haircare Products	16,043,400	5,073,200
Corporate	3,504,600	3,483,800
Consolidated	$22,705,500	$16,142,800

Corporate assets noted above are comprised primarily of our cash and investments, and property and equipment not directly associated with our manufacturing, warehousing, shipping and receiving activities.

Note 4.	Acquisition

On June 30, 2016, Neoteric Cosmetics, Inc. (“Neoteric”), a wholly-owned subsidiary of the Company,  entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Ultimark Products, Inc. (“Ultimark”) and consummated the transaction contemplated thereby, pursuant to which Neoteric purchased from Ultimark all intellectual property assets and certain related assets owned by Ultimark as well as inventory of finished goods owned by Ultimark and used in connection with the manufacture, sale and distribution of the Prell®, Denorex® and Zincon® brands of hair and scalp care products (the “Brands”). The total consideration Neoteric paid for the Brands was approximately $9.1 million, plus or minus any inventory adjustment based on the value of the inventory of finished goods as of the closing compared to the target inventory of $493,034, plus the assumption by Neoteric of certain specific liabilities of Ultimark related to the performance of certain purchase orders and contracts following June 30, 2016 (the “Acquisition”).

The Company incurred $548,100 of transaction costs related to the Acquisition for the six months ended June 30, 2016. These expenses were recorded in general and administrative expense in the consolidated statement of operations.

(a)	Purchase Price Allocation

The purchase price allocations for the Acquisition are preliminary and subject to further adjustment. The following summarizes the aggregate fair values of the assets acquired during 2016 as of the acquisition date:

Inventories	$493,000
Intangible assets	7,079,400
Goodwill	1,520,600
Total assets acquired	$9,093,000

Intangible assets in the table above consist of customer relationships of $4,022,100, trade names of $2,362,400, formulas and batching processes of $668,600, and a non-compete agreement of $26,300, and will be amortized over their estimated useful lives of approximately 10 years, 15 years, 12 years and five years, respectively.

The estimates of the fair value of the assets acquired assumed at the date of the Acquisition are subject to adjustment during the measurement period (up to one year from the particular acquisition date). The primary areas of the accounting for the Acquisition that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired, residual goodwill and any related tax impact. The fair value of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While the Company believes that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired, it evaluates any necessary information prior to finalization of the fair value. During the measurement period, the Company will adjust assets if new information is obtained about facts and circumstances that existed as of the Acquisition date that, if known, would have resulted in the revised estimated values of those assets or liabilities as of that date. The impact of all changes that do not qualify as measurement period adjustments are included in current period earnings. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could be subject to a possible impairment of the intangible assets or goodwill, or require acceleration of the amortization expense of intangible assets in subsequent periods.

Goodwill recorded in connection with the Acquisition represents, among other things, future economic benefits expected to be recognized from the Company’s expansion of the products it offers to the skin and haircare segment, as well as expected future synergies and operating efficiencies from combining the acquired products to the brands we manufacture and distribute. All of the recorded goodwill is tax-deductible. At the time the financial statements were issued, initial accounting for the business combination related to tax matters were preliminary and may be adjusted during the measurement period.

(b)	Pro Forma Results of Operations (Unaudited)

The following table summarizes selected unaudited pro forma condensed consolidated statements of operations data for the three and six months ended June 30, 2016 and 2015 as if the Acquisition had been completed on January 1, 2015.

	Pro Forma for the Three Months Ended		Pro Forma for the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Net sales…….…………………………………..	$8,283,300	$9,072,800	$17,742,000	$17,640,600
Net (loss) income………………………………	$(340,500)	$3,309,000	$326,400	$3,808,700

This selected unaudited pro forma condensed consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the Acquisition had been completed on that date. Moreover, this information does not indicate what our future operating results will be. The information for 2015 and 2016 prior to the Acquisition from Ultimark is included based on prior accounting records maintained by Ultimark. In some cases, Ultimark’s accounting policies may differ materially from accounting policies adopted by the Company following the Acquisition. As the Acquisition was completed on June 30, 2016, there are no operating results for the Acquisition included in our consolidated statements of operations for any periods presented.

The pro forma amounts included in the table above reflect the application of accounting policies and adjustment of the results of the Acquisition to reflect: (1) the additional amortization that would have been charged to the acquired intangible assets; (2) additional interest expense relating to the borrowings on the term loan and line-of credit, including amortization of debt issuance costs; and (3) the tax impacts.

Note 5.	Goodwill and Intangible Assets

Intangible assets which remain subject to adjustment upon receipt of final valuation information consisted of the following:

	As of June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets:
Customer relationships	$4,022,100	$0	$4,022,100
Trade names	2,362,400	0	2,362,400
Formulas and batching processes	668,600	0	668,600
Non-compete agreement	26,300	0	26,300
	7,079,400	0	7,079,400
Goodwill			1,520,600
Total intangible assets			$8,600,000

There was no amortization expense for the three and six months ended June 30, 2016.

Estimated amortization expense for 2016 and subsequent years is as follows:

2016	$310,300
2017	620,700
2018	620,700
2019	620,700
2020	620,700
Thereafter	4,286,300
Total	$7,079,400

Note 6.	Long-Term Debt and Line-of-Credit

On June 30, 2016, Neoteric and the Company, as borrowers, entered into the Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”), as lender, pursuant to which Chase provided a term loan and a revolving credit facility that was used to finance a portion of the Acquisition and for the Company’s general corporate purposes and working capital. The term loan amount is $2.4 million with quarterly payments fully amortized over three years and interest of (i) the LIBO Rate + 3.75% or (ii) the Prime Rate + 1.00%, with a floor of the one month LIBO Rate + 2.5%. At June 30, 2016, our rate was 4.21%. The revolving credit facility amount is $4 million with interest of (i) the LIBO Rate + 3.00% or (ii) the Prime Rate + 0.25%, with a floor of the one month LIBO Rate + 2.5%. At June 30, 2016, our rate was 3.46%. The revolving credit facility will terminate on June 30, 2019 or any earlier date on which the revolving commitment is otherwise terminated pursuant to the Credit Agreement. Under the Credit Agreement we are obligated to pay quarterly an unused commitment fee equal to 0.5% per annum on the daily amount of undrawn portion of the revolving line-of-credit. The loans are secured by all of the assets of the Company and all of its subsidiaries.

The Credit Agreement requires, among other things, that beginning on December 31, 2016, the Company maintain a Debt Service Coverage Ratio of no less than 1.25 to 1.0 and a Funded Indebtedness to Adjusted EBITDA Ratio of no greater than 3.0 to 1.0.  The Credit Agreement also contains covenants typical of transactions of this type, including among others, limitations on the Company’s ability to: create, incur or assume any indebtedness or lien on our assets; pay dividends or make other distributions; redeem, retire or acquire the Company’s outstanding common stock, options, warrants or other rights; make fundamental changes to its corporate structure or business; make investments or asset sales; or engage in certain other activities as set forth in the Credit Agreement. Capitalized terms used but not defined shall have the meanings provided in the Credit Agreement.

Maturities of long-term debt and line-of-credit are as follows as of June 30, 2016:

2016	$400,000
2017	800,000
2018	800,000
2019	4,094,200
6,094,200
Less unamortized debt issuance costs	(75,200)
Total	$6,019,000

As of June 30, 2016, the Company recognized unamortized debt issuance costs of $75,200. Debt issuance costs are amortized using the effective interest method.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Our consolidated net sales for the first six months of 2016 were $14,337,900 versus $14,207,600 for the first six months of 2015, an increase of $130,300 or 0.9%. We saw a 0.1% decrease in net sales of the skin and hair care products that we distribute for other companies and an 11.4% increase in net sales of our own line of skin care products. We saw a 4.4% decrease in net sales of our household products. The reasons for the foregoing changes in net sales are described below.

Our consolidated net sales for the second quarter of 2016 were $6,482,000 versus $7,259,400 for the second quarter of 2015, a decrease of $777,400 or 10.7%. We saw a 14.0% decrease in net sales of the skin and hair care products that we distribute for other companies and a 3.6% decrease in net sales of our own line of skin care products. We saw a 7.6% decrease in net sales of our household products. The reasons for the foregoing changes in net sales are described below.

Our net income for the first six months of 2016 was $409,900 versus net income of $4,046,300 in the first six months of 2015. Our net loss for the second quarter of 2016 was $346,600 versus net income of $3,362,700 in the second quarter of 2015. The decrease in net income for the first six months of 2016 compared to the net income for the same period in 2015 resulted primarily from: (1) changes in income tax expense; (2) changes in sales; (3) changes in our trade promotions to our customers; (4) changes in costs of sales; and (5) changes in operating expenses.

Our income tax expense for the first six months of 2016 was $282,400 versus income tax benefit of $2,569,000 in the first six months of 2015. Our income tax benefit for the second quarter of 2016 was $269,700 versus income tax benefit of $2,581,400 in the second quarter of 2015. During the second half of 2015, we released our valuation allowance related to a deferred tax asset. See Note 1(l), “Income Taxes,” to our Consolidated Financial Statements (Unaudited) in Item 1.

Summary of Results as a Percentage of Net Sales

	Year Ended December 31,	Six Months Ended June 30,
	2015	2016	2015
Net sales
Household products	21.8%	21.2%	22.4%
Skin and hair care products	78.2%	78.8%	77.6%
Total net sales	100.0%	100.0%	100.0%
Cost of sales	57.6%	53.2%	54.6%
Gross profit	42.4%	46.8%	45.4%
Other revenue	0.1%	0.1%	0.1%
	42.5%	46.9%	45.5%
Operating expenses	34.6%	42.0%	35.0%
Interest expense	0.1%	0.1%	0.1%
	34.7%	42.1%	35.1%
Income before income taxes	7.8%	4.8%	10.4%

Our gross margins may not be comparable to those of companies who include all of the costs related to their distribution network in cost of sales because we, like some other companies, exclude a portion of these costs (i.e., freight out to customers) from gross margin. Instead, we include them as part of selling expenses. See Note 1(p), “Operating Costs and Expenses Classification,” to our Consolidated Financial Statements (Unaudited) in Item 1.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Comparative Net Sales

	Six Months Ended June 30,		Percentage Increase
	2016	2015	(Decrease)
Total household products	$3,036,900	$3,176,400	(4.4%)
Alpha® Skin Care, Diabetic cream and other skin care products	2,642,900	2,371,400	11.4%
Montagne Jeunesse and Batiste Dry Shampoo	8,658,100	8,659,800	(0.1%)
Total skin and hair care products	11,301,000	11,031,200	2.4%
Total net sales	$14,337,900	$14,207,600	0.9%

Sales of household products for the first six months of 2016 accounted for 21.2% of consolidated net sales compared to 22.4% for the same period in 2015. During the first six months of 2016, the sales of our household products were $3,036,900 as compared to $3,176,400 for the same period in 2015, a decrease of $139,500 or 4.4%. This decrease is attributable primarily to: (1) lower sales of our Scott’s Liquid Gold® Floor Restore product during the second quarter of 2016 due to it being discontinued at one of our customers and (2) lower sales of our Scott’s Liquid Gold® Wood Wash and Touch of Scent® Air Freshener products, which were discontinued at one of our customers. Our Scott’s Liquid Gold® Wood Wash and Touch of Scent® Air Freshener products account for a small percentage of the sales of our total household products.

Sales of skin and hair care products for the first six months of 2016 accounted for 78.8% of consolidated net sales compared to 77.6% for the same period in 2015. The net sales of these products for that period were $11,301,000 in 2016 compared to $11,031,200 for the same period in 2015, an increase of $269,800 or 2.4%, primarily as a result of an increase in net sales of our Alpha® Skin Care products (formerly our Alpha Hydrox® products) and Montagne Jeunesse face masque sachets.

The net sales of our Alpha® Skin Care products and other manufactured skin care products were $2,642,900 in the first six months of 2016 compared to $2,371,400 for the same period in 2015, an increase of $271,500 or 11.4%. This increase is primarily attributable to the introduction of our new Alpha® Skin Care products in the first three months of 2016 and an increase in net sales of these products on our website and to certain other online retailers.

The net sales of Montagne Jeunesse and Batiste Dry Shampoo were $8,658,100 in the first six months of 2016 compared to $8,659,800 for the same period in 2015, a decrease of $1,700 or 0.1%.

We paid our customers a total of $968,200 in the first six months of 2016 for trade promotions to support price features, displays, slotting fees and other merchandising of our products compared to $1,122,900 for the same period in 2015, a decrease of $154,700 or 13.8%. This decrease is primarily attributable to lower cost and more efficient trade promotion programs for our skin and hair care products.

From time to time, our customers return products to us. For our household products, we permit returns only for a limited time. With regard to our skin and hair care products, returns are more frequent under an unwritten industry standard that permits returns for a variety of reasons. In the event a skin and hair care customer requests a return of a product, we will consider the request, and may grant such request in order to maintain or enhance our relationship with the customer, even in the absence of an enforceable right of the customer to do so. Typically, customers that return products to us take a credit on our invoice equal to the original sale price plus a handling charge ranging from 8-10% of the original sales price. Our product returns (as a percentage of net sales) were less than 0.1% percent for first six months of 2016 compared to 0.5% for the same period in 2015. This decrease is primarily attributable to a few of our customers in the first quarter of 2015 returning various products to us that they no longer carry in certain stores.

On a consolidated basis, cost of sales was $7,624,000 during the first six months of 2016 compared to $7,758,000 for the same period in 2015, a decrease of $134,000 or 1.7%, on a net sales increase of 0.9%. As a percentage of consolidated net sales, cost of sales was 53.2% in the first six months of 2016 compared to 54.6% for the same period in 2015.

As a percentage of net sales of our skin and hair care products, the cost of sales for our skin and hair care products decreased to 54.6% in the first six months of 2016 compared to 56.6% for the same period in 2015. This decrease is primarily attributable to a higher percentage of net sales of our own line of skin care products, which have a lower cost than the skin and hair care products that we distribute for other companies.

As a percentage of net sales of our household products, the costs of sales for our household products increased to 48.0% in the first six months of 2016 compared to 47.8% for the same period in 2015.

Operating Expenses, Interest Expense and Other Income

	Six Months Ended June 30,		Percentage Increase
	2016	2015	(Decrease)
Operating Expenses
Advertising	$1,334,900	$559,300	138.7%
Selling	2,467,000	2,707,000	(8.9%)
General and administrative	2,214,200	1,700,700	30.2%
Total operating expenses	$6,016,100	$4,967,000	21.1%
Other Income	$11,600	$9,300	24.7%
Interest Expense	$17,100	$14,600	17.1%

Our operating expenses for the first six months of 2016 were $6,016,100 compared to $4,967,000 for the same period in 2015, an increase of $1,049,100 or 21.1%. These expenses consist primarily of advertising, selling, and general and administrative expenses.

Advertising expenses for the first six months of 2016 were $1,334,900 compared to $559,300 for the same period in 2015, an increase of $775,600 or 138.7%.  This increase is primarily due to a national television campaign during the second quarter of 2016 for our Scott’s Liquid Gold® Wood Care product and the investments we are making to reposition and grow our Alpha® Skin Care products and Scott’s Liquid Gold® household products in the marketplace.

Selling expenses for the first six months of 2016 were $2,467,000 compared to $2,707,000 for the same period in 2015, a decrease of $240,000 or 8.9%. This decrease is primarily attributable to: (1) a decrease in the commissions that we paid our sales brokers and a decrease in our costs of freight-out to our customers due to lower sales to customers that incur expenditures related to these costs; and (2) a decrease in the accrual for potential performance bonus payments to our sales and marketing personnel compared to the same period in 2015.

General and administrative expenses for the first six months of 2016 were $2,214,200 compared to $1,700,700 for the same period of 2015, an increase of $513,500 or 30.2%. This increase is due primarily to an increase in professional fees related to the Acquisition. See “Recent Developments” below for additional information about the Acquisition. This increase in expenses was offset, in part, by a decrease in the accrual for potential performance bonus payments to our general and administrative personnel compared to the same period in 2015.

Other income from interest earned on our cash reserves for the first six months of 2016 and 2015 was $11,600 and $9,300, respectively.

Interest expense for the first six months of 2016 and 2015 for administrative fees paid to Summit was $17,100 and $14,600, respectively.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Comparative Net Sales

	Three Months Ended June 30,		Percentage Increase
	2016	2015	(Decrease)
Total household products	$1,444,200	$1,563,100	(7.6%)
Alpha® Skin Care, Diabetic cream and other skin care products	1,288,700	1,336,300	(3.6%)
Montagne Jeunesse and Batiste Dry Shampoo	3,749,100	4,360,000	(14.0%)
Total skin and hair care products	5,037,800	5,696,300	(11.6%)
Total net sales	$6,482,000	$7,259,400	(10.7%)

Sales of household products for the second quarter of 2016 accounted for 22.3% of consolidated net sales compared to 21.5% for the same period in 2015. During the second quarter of 2016, the sales of our household products were $1,444,200 as compared to $1,563,100 for the same period in 2015, a decrease of $118,900 or 7.6%. This decrease is attributable primarily to: (1) lower sales of our Scott’s Liquid Gold® Floor Restore product during the second quarter of 2016 due to it being discontinued at one of our customers and (2) lower sales of our Scott’s Liquid Gold® Wood Wash and Touch of Scent® Air Freshener products, which were discontinued at one of our customers. Our Scott’s Liquid Gold® Wood Wash and Touch of Scent® Air Freshener products account for a small percentage of the sales of our total household products.

Sales of skin and hair care products for the second quarter of 2016 accounted for 77.7% of consolidated net sales compared to 78.5% for the same period in 2015. The net sales of these products for that period were $5,037,800 in 2016 compared to $5,696,300 for the same period in 2015, a decrease of $658,500 or 11.6%, primarily as a result of a decrease in net sales of our Alpha® Skin Care products (formerly our Alpha Hydrox® products) and Batiste Dry Shampoo.

The net sales of our Alpha® Skin Care and other manufactured skin care products were $1,288,700 in the second quarter of 2016 compared to $1,336,300 for the same period in 2015, a decrease of $47,600 or 3.6%. This decrease is primarily attributable to the transition during the first quarter of 2016 from our Alpha Hydrox® products to our new Alpha® Skin Care products.

The net sales of Montagne Jeunesse and Batiste Dry Shampoo were $3,749,100 in the second quarter of 2016 compared to $4,360,000 for the same period in 2015, a decrease of $610,900 or 14.0%. This decrease is primarily attributable to lower sales of Batiste Dry Shampoo to one of our customers who buys regularly from us, but quantities and timing vary throughout the year.

We paid our customers a total of $516,600 in the second quarter of 2016 for trade promotions to support price features, displays, slotting fees and other merchandising of our products compared to $612,800 for the same period in 2015, a decrease of $96,200 or 15.7%. This decrease is primarily attributable to lower cost and more efficient trade promotion programs for our skin and hair care products.

From time to time, our customers return products to us. For our household products, we permit returns only for a limited time. With regard to our skin and hair care products, returns are more frequent under an unwritten industry standard that permits returns for a variety of reasons. In the event a skin and hair care customer requests a return of a product, we will consider the request, and may grant such request in order to maintain or enhance our relationship with the customer, even in the absence of an enforceable right of the customer to do so. Typically, customers that return products to us take a credit on our invoice equal to the original sale price plus a handling charge ranging from 8-10% of the original sales price. Our product returns (as a percentage of net sales) were less than 0.1% percent for the second quarter of 2016 compared to 0.1% for the same period in 2015.

On a consolidated basis, cost of sales was $3,766,900 during the second quarter of 2016 compared to $4,018,600 for the same period in 2015, a decrease of $251,700 or 6.3%, on a net sales decrease of 10.7%. As a percentage of consolidated net sales, cost of sales was 58.1% in the second quarter of 2016 compared to 55.4% for the same period in 2015.

As a percentage of net sales of our skin and hair care products, the cost of sales for our skin and hair care products increased to 59.2% in the second quarter of 2016 compared to 57.3% for the same period in 2015. This increase is primarily attributable to a higher percentage of net sales of the skin and hair care products that we distribute for other companies, which have a higher cost than our own line of skin care products.

As a percentage of net sales of our household products, the costs of sales for our household products increased to 54.3% in the second quarter of 2016 compared to 48.4% for the same period in 2015. This increase is primarily attributable a decrease in net sales due to an increase in trade promotion spending.

Operating Expenses, Interest Expense and Other Income

	Three Months Ended June 30,		Percentage Increase
	2016	2015	(Decrease)
Operating Expenses
Advertising	$848,800	$312,100	172.0%
Selling	1,217,200	1,353,800	(10.1%)
General and administrative	1,261,100	791,500	59.3%
Total operating expenses	$3,327,100	$2,457,400	35.4%
Other Income	$5,400	$5,200	3.8%
Interest Expense	$9,700	$7,300	32.9%

Our operating expenses for the second quarter of 2016 were $3,327,100 compared to $2,457,400 for the same period in 2015, an increase of $869,700 or 35.4%. These expenses consist primarily of advertising, selling, and general and administrative expenses.

Advertising expenses for the second quarter of 2016 were $848,800 compared to $312,100 for the same period in 2015, an increase of $536,700 or 172.0%.  This increase is primarily due to a national television campaign during the second quarter of 2016 for our Scott’s Liquid Gold® Wood Care product and the investments we are making to reposition and grow our Alpha® Skin Care products and Scott’s Liquid Gold® household products in the marketplace.

Selling expenses for the second quarter of 2016 were $1,217,200 compared to $1,353,800 for the same period in 2015, a decrease of $136,600 or 10.1%. This decrease is primarily attributable to: (1) a decrease in the commissions that we paid our sales brokers and a decrease in our costs of freight-out to our customers due to lower sales to customers that incur expenditures related to these costs; and (2) reduction in personnel within our sales and marketing organization starting in third quarter 2015.

General and administrative expenses for the second quarter of 2016 were $1,261,100 compared to $791,500 for the same period of 2015, an increase of $469,600 or 59.3%. This increase is due primarily to an increase in professional fees related to the Acquisition.

Other income from interest earned on our cash reserves for the second quarter of 2016 and 2015 was $5,400 and $5,200, respectively.

Interest expense for the second quarter of 2016 and 2015 for administrative fees paid to Summit was $9,700 and $7,300, respectively.

Liquidity and Capital Resources

Financing Agreements

Please see Note 1(f) to our Consolidated Financial Statements (Unaudited) for information on our financing agreements with Summit and Wells Fargo.

Please see Note 6 to our Consolidated Financial Statements (Unaudited) for information on our financing agreements with Chase.

Liquidity

At June 30, 2016, we had approximately $2.9 million in cash on hand. For the first six months of 2016, the primary components of working capital (exclusive of cash that was $4,220,500 less at June 30, 2016 compared to December 31, 2015 primarily due to using cash for the Acquisition) that significantly affected operating cash flows are the following: (1) net accounts receivable were $1,075,000 more at June 30, 2016 than at December 31, 2015 due primarily the timing of receiving payment; (2) inventory at June 30, 2016 was $1,348,200 more than at December 31, 2015 due primarily to the Acquisition and the timing of receiving certain inventory from our vendors and shipping our products to our customers; and (3) accounts payable and accrued expenses at June 30, 2016 were $16,000 more than at December 31, 2015 due primarily to increased inventory and the timing of payments on our inventory.

We believe that our cash on hand at any time during 2016 could be significantly less than at June 30, 2016 due primarily to the following: (1) the repayment of a portion of our revolving credit facility with Chase; (2) costs related to the integration of the Acquisition; (3) the timing of receiving and paying for the significant amounts of Batiste Dry Shampoo that we purchase every month from Church & Dwight; and (4) making a significant investment in 2016 in the brands and products that we own.

We anticipate that our existing cash and our cash from operations, together with our current financing arrangement with Chase, will be sufficient to meet our cash requirements for the next 12 months. During the first six months of 2016 we spent $175,700 to purchase production and warehouse equipment to improve our manufacturing capabilities and efficiencies. We expect to spend approximately $175,000 on additional production and warehouse equipment that is primarily related to the Acquisition in 2016.

Recent Developments

On June 30, 2016, Neoteric entered into the Purchase Agreement with Ultimark and consummated the transaction contemplated thereby, pursuant to which Neoteric purchased from Ultimark all intellectual property assets and certain related assets owned by Ultimark as well as inventory of finished goods owned by Ultimark and used in connection with the manufacture, sale and distribution of the Brands. The total consideration Neoteric paid for the Brands was $9,093,034, plus or minus any inventory adjustment based on the value of the inventory of finished goods as of the closing compared to the target inventory of $493,034, plus the assumption by Neoteric of certain specific liabilities of Ultimark related to the performance of certain purchase orders and contracts following June 30, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2016, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the six months ended June, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and subsequent quarterly reports on Form 10-Q, which could materially affect our business, financial condition or future results.

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

Date: August 22, 2016

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