Form 10-Q
period 2016-09-30
SCOTTS LIQUID GOLD INC
filed 2016-11-14
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 11, 2016, the Registrant had 11,748,329 of its common stock, $0.10 par value per share, outstanding.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS.

Consolidated Statements of Operations (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$9,936,900	$7,548,100	$24,274,800	$21,755,700
Operating costs and expenses:
Cost of sales	5,830,600	4,284,600	13,454,600	12,042,600
Advertising	91,700	528,600	1,426,600	1,087,900
Selling	1,717,300	1,336,600	4,184,300	4,043,600
General and administrative	1,218,800	733,200	3,433,000	2,433,900
Total operating costs and expenses	8,858,400	6,883,000	22,498,500	19,608,000
Income from operations	1,078,500	665,100	1,776,300	2,147,700
Other income	1,000	6,800	12,600	16,100
Interest expense	(60,400)	(7,400)	(77,500)	(22,000)
Income before income taxes	1,019,100	664,500	1,711,400	2,141,800
Income tax (expense) benefit	(415,500)	(191,500)	(697,900)	2,377,500
Net income	$603,600	$473,000	$1,013,500	$4,519,300
Net income per common share
Basic	$0.05	$0.04	$0.09	$0.39
Diluted	$0.05	$0.04	$0.08	$0.38
Weighted average shares outstanding:
Basic	11,747,612	11,665,461	11,730,759	11,617,562
Diluted	12,027,956	11,927,877	11,969,167	11,907,486

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

Scott’s Liquid Gold-Inc. & Subsidiaries

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,872,800	$7,165,100
Accounts receivable, net	3,789,400	1,014,700
Inventories, net	5,404,100	4,698,600
Income taxes receivable	8,100	0
Prepaid expenses	281,400	227,200
Total current assets	11,355,800	13,105,600
Property and equipment, net	550,100	430,000
Deferred tax asset	1,906,600	2,556,200
Goodwill	1,520,600	0
Intangible assets, net	6,924,200	0
Other assets	51,000	51,000
Total assets	$22,308,300	$16,142,800
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	2,342,300	1,238,000
Accrued expenses	605,700	803,700
Income taxes payable	0	5,300
Current maturities of long-term debt	800,000	0
Total current liabilities	3,748,000	2,047,000
Line-of-credit	1,900,000	0
Long-term debt, net of current maturities and debt issuance costs	1,331,000	0
Total liabilities	6,979,000	2,047,000
Shareholders’ equity:
Common stock; $0.10 par value, authorized 50,000,000 shares; issued and outstanding 11,748,329 shares (2016) and 11,710,745 shares (2015)	1,174,800	1,171,100
Capital in excess of par	6,117,400	5,901,100
Retained earnings	8,037,100	7,023,600
Total shareholders’ equity	15,329,300	14,095,800
Total liabilities and shareholders’ equity	$22,308,300	$16,142,800

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$1,013,500	$4,519,300
Adjustment to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	264,900	118,800
Stock-based compensation	189,500	96,900
Deferred income taxes	649,600	(2,419,300)
Change in operating assets and liabilities:
Accounts receivables	(2,774,700)	(594,500)
Inventories	(305,500)	(1,922,600)
Prepaid expenses and other assets	(54,200)	155,900
Income taxes payable (receivable)	(13,400)	2,200
Accounts payable and accrued expenses	906,300	1,379,700
Total adjustments to net income	(1,137,500)	(3,182,900)
Net Cash (Used) Provided by Operating Activities	(124,000)	1,336,400
Cash flow from investing activities:
Cash paid for Acquisition	(9,000,000)	0
Purchase of property and equipment	(223,600)	(143,100)
Net Cash Used by Investing Activities	(9,223,600)	(143,100)
Cash flow from financing activities:
Borrowing under line-of-credit	3,694,100	0
Repayments under line-of-credit	(1,794,100)	0
Proceeds from issuance of long-term debt	2,400,000	0
Repayments of long-term debt	(200,000)	0
Debt issuance costs	(75,200)	0
Proceeds from exercise of stock options	30,500	32,400
Net Cash Provided by Financing Activities	4,055,300	32,400
Net (Decrease) Increase in Cash and Cash Equivalents	(5,292,300)	1,225,700
Cash and Cash Equivalents, beginning of period	7,165,100	5,896,600
Cash and Cash Equivalents, end of period	$1,872,800	$7,122,300
Supplemental disclosures:
Cash paid during the period for interest	$77,500	$22,000

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Supplemental disclosure of non-cash activity:

In connection with the Company’s Acquisition (defined in Note 4) during the nine months ended September 30, 2016, the Company acquired $400,000 of inventory, intangible assets of $7,079,400, and goodwill of $1,520,600 for a total of $9,000,000.

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

The Consolidated Statements of Operations, Consolidated Balance Sheets, and the Consolidated Statements of Cash Flows included in this Report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2016 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the period ended September 30, 2016 are not necessarily indicative of the operating results for the full year.

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

During the nine months ended September 30, 2016 and 2015, we sold approximately $306,800 and $3,219,600, respectively, of our relevant accounts receivable to Wells Fargo for approximately $305,200 and $3,205,900, respectively. The difference between the invoiced amount of the receivable and the cash that we received from Wells Fargo is a cost to us. This cost is in lieu of any cash discount our customer would have been allowed and, thus, is treated in a manner consistent with standard trade discounts granted to our customers.

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

Inventories were comprised of the following at:

	September 30, 2016	December 31, 2015
Finished goods	$3,509,500	$2,101,300
Raw materials	2,014,600	2,717,300
Inventory reserve for obsolescence	(120,000)	(120,000)
	$5,404,100	$4,698,600

(h)	Property and Equipment

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

Financial instruments which potentially subject us to concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain our cash balances in the form of bank demand deposits with financial institutions that we believe are creditworthy. During the nine months ended September 30, 2016, we have maintained balances in various operating accounts in excess of federally insured limits. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. We have no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

The recorded amounts for cash and cash equivalents, receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. At December 31, 2015 we had no long-term debt or outstanding balance on a line-of-credit. At September 30, 2016 we had long-term debt of $2,131,000 and a $1,900,000 outstanding balance on our line-of-credit.

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

The effective tax rate for the nine months ended September 30, 2016 and 2015 was 40.8% and (111.0%) respectively, which differs from the statutory income tax rate due to permanent book to tax differences and the release of the valuation allowance in 2015.

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

At September 30, 2016 and December 31, 2015 approximately $1,030,400 and $1,179,700, respectively, had been reserved as a reduction of accounts receivable. Trade promotions to our customers and incentives such as coupons to our consumers are deducted from gross sales and totaled $1,584,500 and $1,661,100 for the nine months ended September 30, 2016 and 2015, respectively.

(n)	Advertising Costs

Advertising costs are expensed as incurred.

(o)	Stock-based Compensation

During the nine months ended September 30, 2016, we granted options to acquire 3,000 shares of our common stock to one of our production personnel at a price of $1.20 per share, which vest ratably over 48 months, or upon a change in control under certain circumstances, and which expire after 10 years.

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

The weighted average fair market value of the options granted in the first nine months of 2016 and 2015 was estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

	September 30, 2016	September 30, 2015
Expected life of options (using the “simplified” method)	7 years	5.3 years
Average risk-free interest rate	1.5%	1.4%
Average expected volatility of stock	134%	133%
Expected dividend rate	None	None
Fair value of options granted	$3,488	$755,105

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) was $189,500 and $96,900 in the nine months ended September 30, 2016 and 2015, respectively. Approximately $649,300 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next 12 – 60 months, depending on the vesting provisions of the options. There was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible. With respect to the non-cash expense associated with options granted to the non-employee directors, no tax benefit is recognized for the excess of the tax deduction over the book expense previously recognized due to the existence of as yet unutilized net operating losses. At such time as these operating losses have been utilized and a tax benefit is realized from the issuance of non-qualified stock options, a corresponding tax benefit may be recognized.

(p)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out as selling expenses. Other selling expenses consist primarily of wages and benefits for sales and sales support personnel, travel, brokerage commissions and promotional costs, as well as certain other indirect costs. Shipping and handling costs totaled $1,149,600 and $1,081,400 for the nine months ended September 30, 2016 and 2015, respectively.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Payments” (“ASU 2016-15”), which provides guidance on eight specific cash flow issues with the objective of reducing diversity in practice. Application of the standard, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2017. Early adoption is permitted. We are currently assessing the impact, if any, that the adoption of ASU 2016-15 will have on our financial statements.

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

Basic earnings per share include no dilution and are computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in our earnings. There were common stock equivalents of 579,500 and 1,114,000 shares outstanding at September 30, 2016 and 2015, respectively, consisting of stock options that were not included in the calculation of earnings per share because they would have been anti-dilutive.

A reconciliation of the weighted average number of common shares outstanding for the three and nine months ended September 30, 2016 and 2015 is as follows:

	2016
	Three Months	Nine Months
Common shares outstanding, beginning of the period	11,742,329	11,710,745
Weighted average common shares issued	5,283	20,014
Weighted average number of common shares outstanding	11,747,612	11,730,759
Dilutive effect of common share equivalents	280,344	238,408
Diluted weighted average number of common shares outstanding	12,027,956	11,969,167

	2015
	Three Months	Nine Months
Common shares outstanding, beginning of the period	11,665,220	11,549,789
Weighted average common shares issued	241	67,773
Weighted average number of common shares outstanding	11,665,461	11,617,562
Dilutive effect of common share equivalents	262,416	289,924
Diluted weighted average number of common shares outstanding	11,927,877	11,907,486

We have authorized 20,000,000 shares of preferred stock issuable in one or more series, none of which is issued or outstanding as of September 30, 2016.

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

Information on our segments for the three and nine months ended September 30, 2016 and 2015 is set forth on the next page:

	Three Months Ended September 30,
	2016		2015
	Household Products	Skin and Hair Care Products	Household Products	Skin and Hair Care Products
Net sales	$1,453,400	$8,483,500	$1,485,300	6,062,800

Cost of sales	690,000	5,140,600	679,400	3,605,200
Advertising expenses	10,300	81,400	401,000	127,600
Selling expenses	276,800	1,440,500	412,700	923,900
General and administrative expenses	328,900	889,900	318,200	415,000
Total operating costs and expenses	1,306,000	7,552,400	1,811,300	5,071,700
Income (loss) from operations	147,400	932,100	(326,000)	991,100
Other (expense) income	(1,100)	2,100	1,700	5,100
Interest expense	0	(60,400)	(1,700)	(5,700)
Income (loss) before income taxes	$146,300	$872,800	$(326,000)	$990,500

	Nine Months Ended September 30,
	2016		2015
	Household Products	Skin and Hair Care Products	Household Products	Skin and Hair Care Products
Net sales	$4,490,300	19,784,500	$4,661,700	17,094,000

Cost of sales	2,148,500	11,306,100	2,196,300	9,846,300
Advertising expenses	889,100	537,500	661,000	426,900
Selling expenses	1,118,400	3,065,900	1,261,800	2,781,800
General and administrative expenses	1,136,900	2,296,100	1,083,500	1,350,400
Total operating costs and expenses	5,292,900	17,205,600	5,202,600	14,405,400
(Loss) income from operations	(802,600)	2,578,900	(540,900)	2,688,600
Other income	2,300	10,300	3,900	12,200
Interest expense	(3,500)	(74,000)	(5,100)	(16,900)
(Loss) income before income taxes	$(803,800)	$2,515,200	$(542,100)	$2,683,900

The following is a reconciliation of segment information to consolidated information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$9,936,900	$7,548,100	$24,274,800	$21,755,700
Consolidated income before income taxes	$1,019,100	$664,500	$1,711,400	$2,141,800

	September 30, 2016	December 31, 2015
Assets:
Household Products	$1,759,100	$7,585,800
Skin and Haircare Products	18,444,900	5,073,200
Corporate	2,104,300	3,483,800
Consolidated	$22,308,300	$16,142,800

Corporate assets noted above are comprised primarily of our cash and investments, and property and equipment not directly associated with our manufacturing, warehousing, shipping and receiving activities.

Note 4.	Acquisition

On June 30, 2016, Neoteric Cosmetics, Inc. (“Neoteric”), a wholly-owned subsidiary of the Company,  entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Ultimark Products, Inc. (“Ultimark”) and consummated the transaction contemplated thereby, pursuant to which Neoteric purchased from Ultimark all intellectual property assets and certain related assets owned by Ultimark as well as inventory of finished goods owned by Ultimark and used in connection with the manufacture, sale and distribution of the Prell®, Denorex® and Zincon® brands of hair and scalp care products (the “Brands”). The total consideration Neoteric paid for the Brands was approximately $9.1 million, plus or minus any inventory adjustment based on the value of the inventory of finished goods as of the closing compared to the target inventory of $493,034, plus the assumption by Neoteric of certain specific liabilities of Ultimark related to the performance of certain purchase orders and contracts following June 30, 2016 (the “Acquisition”). Subsequently, the inventory adjustment of $93,000 reduced the total consideration paid by Neoteric to approximately $9.0 million.

The Company incurred $721,600 of transaction costs related to the Acquisition for the nine months ended September 30, 2016. These expenses were recorded in general and administrative expense in the consolidated statement of operations.

(a)	Purchase Price Allocation

The purchase price allocations for the Acquisition are preliminary and subject to further adjustment. The following summarizes the aggregate fair values of the assets acquired during 2016 as of the acquisition date:

Inventories	$400,000
Intangible assets	7,079,400
Goodwill	1,520,600
Total assets acquired	$9,000,000

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

The following table summarizes selected unaudited pro forma condensed consolidated statements of operations data for the three and nine months ended September 30, 2016 and 2015 as if the Acquisition had been completed on January 1, 2015.

	Pro Forma for the Three Months Ended		Pro Forma for the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Net sales	$9,936,900	$9,386,800	$27,678,900	$27,027,400
Net income	$603,600	$373,300	$1,026,800	$4,289,600

This selected unaudited pro forma condensed consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the Acquisition had been completed on that date. Moreover, this information does not indicate what our future operating results will be. The information for 2015 and 2016 prior to the Acquisition from Ultimark is included based on prior accounting records maintained by Ultimark. In some cases, Ultimark’s accounting policies may differ materially from accounting policies adopted by the Company following the Acquisition. For 2016, this information includes actual operating results recorded in the financial statements for the period subsequent to the date of the Acquisition on June

30, 2016. The Company’s consolidated statements of operations for the nine months ended September 30, 2016 includes net sales and net income of $1,780,100 and $781,600, respectively, attributable to the Acquisition.

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

Note 5.	Goodwill and Intangible Assets

Intangible assets consisted of the following:

	As of September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets:
Customer relationships	$4,022,100	$100,600	$3,921,500
Trade names	2,362,400	39,400	2,323,000
Formulas and batching processes	668,600	13,900	654,700
Non-compete agreement	26,300	1,300	25,000
	7,079,400	155,200	6,924,200
Goodwill			1,520,600
Total intangible assets			$8,444,800

The amortization expense for the three and nine months ended September 30, 2016 was $155,200. There was no amortization expense for the three and nine months ended September 30, 2015.

Estimated amortization expense for 2016 and subsequent years is as follows:

2016	$155,100
2017	620,700
2018	620,700
2019	620,700
2020	620,700
Thereafter	4,286,300
Total	$6,924,200

Note 6.	Long-Term Debt and Line-of-Credit

On June 30, 2016, Neoteric and the Company, as borrowers, entered into the Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”), as lender, pursuant to which Chase provided a term loan and a revolving credit facility that was used to finance a portion of the Acquisition and for the Company’s general corporate purposes and working capital. The term loan amount is $2.4 million with quarterly payments fully amortized over three years and interest of (i) the LIBO Rate + 3.75% or (ii) the Prime Rate + 1.00%, with a floor of the one month LIBO Rate + 2.5%. At September 30, 2016, our rate was 4.28%. The revolving credit facility amount is $4 million with interest of (i) the LIBO Rate + 3.00% or (ii) the Prime Rate + 0.25%, with a floor of the one month LIBO Rate + 2.5%. At September 30, 2016, our rate was 3.53%. The revolving credit facility will terminate on June 30, 2019 or any earlier date on which the revolving commitment is otherwise terminated pursuant to the Credit Agreement. Under the Credit Agreement we are obligated to pay quarterly an unused commitment fee equal to 0.5% per annum on the daily amount of the undrawn portion of the revolving line-of-credit. The loans are secured by all of the assets of the Company and all of its subsidiaries.

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

Maturities of long-term debt and line-of-credit are as follows as of September 30, 2016:

2016	$200,000
2017	800,000
2018	800,000
2019	2,300,000
4,100,000
Less unamortized debt issuance costs	(69,000)
Total	$4,031,000

We recognized $6,200 as a component of interest expense for the three and nine months ended September 30, 2016. As of September 30, 2016, the Company recognized unamortized debt issuance costs of $69,000. Debt issuance costs are amortized using the effective interest method.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Our consolidated net sales for the first nine months of 2016 were $24,274,800 versus $21,755,700 for the first nine months of 2015, an increase of $2,519,100 or 11.6%. We saw a 7.8% increase in net sales of the skin and hair care products that we distribute for other companies and a 43.4% increase in net sales of our own skin and hair care products. We saw a 3.7% decrease in net sales of our household products. The reasons for the foregoing changes in net sales are described below.

Our consolidated net sales for the third quarter of 2016 were $9,936,900 versus $7,548,100 for the third quarter of 2015, an increase of $2,388,800 or 31.6%. We saw a 22.4% increase in net sales of the skin and hair care products that we distribute for other companies and a 95.3% increase in net sales of our own skin and hair care products. We saw a 2.1% decrease in net sales of our household products. The reasons for the foregoing changes in net sales are described below.

Our net income for the first nine months of 2016 was $1,013,500 versus net income of $4,519,300 in the first nine months of 2015. Our net income for the third quarter of 2016 was $603,600 versus net income of $473,000 in the third quarter of 2015. The decrease in net income for the first nine months of 2016 compared to the net income for the same period in 2015 resulted primarily from: (1) changes in income tax expense; and (2) the incurrence of the transaction costs related to the Acquisition and the amortization of the acquired intangible assets.

Our income tax expense for the first nine months of 2016 was $697,900 versus income tax benefit of $2,377,500 in the first nine months of 2015. During the first nine months of 2015, we released our valuation allowance related to a deferred tax asset. See Note 1(l), “Income Taxes,” to our Consolidated Financial Statements (Unaudited) in Item 1.

Summary of Results as a Percentage of Net Sales

	Year Ended December 31,	Nine Months Ended September 30,
	2015	2016	2015
Net sales
Household products	21.8%	18.5%	21.4%
Skin and hair care products	78.2%	81.5%	78.6%
Total net sales	100.0%	100.0%	100.0%
Cost of sales	57.6%	55.4%	55.4%
Gross profit	42.4%	44.6%	44.6%
Other revenue	0.1%	0.1%	0.1%
	42.5%	44.7%	44.7%
Operating expenses	34.6%	37.3%	34.8%
Interest expense	0.1%	0.3%	0.1%
	34.7%	37.6%	34.9%
Income before income taxes	7.8%	7.1%	9.8%

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

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Comparative Net Sales

	Nine Months Ended September 30,		Percentage Increase
	2016	2015	(Decrease)
Total household products	$4,490,300	$4,661,700	(3.7%)
Total skin and hair care products	19,784,500	17,094,000	15.7%
Total net sales	$24,274,800	$21,755,700	11.6%

Sales of household products for the first nine months of 2016 accounted for 18.5% of consolidated net sales compared to 21.4% for the same period in 2015. During the first nine months of 2016, the sales of our household products were $4,490,300 as compared to $4,661,700 for the same period in 2015, a decrease of $171,400 or 3.7%. This decrease is attributable primarily to: (1) lower sales of our Scott’s Liquid Gold® Floor Restore product during the second and third quarters of 2016 due to it being discontinued at one of our customers during the second quarter of 2016 and (2) lower sales of our Scott’s Liquid Gold® Wood Wash and Touch of Scent® Air Freshener products, which were discontinued at one of our customers. Our Scott’s Liquid Gold® Wood Wash and Touch of Scent® Air Freshener products account for a small percentage of the sales of our total household products.

Sales of skin and hair care products for the first nine months of 2016 accounted for 81.5% of consolidated net sales compared to 78.6% for the same period in 2015. The net sales of these products for that period were $19,784,500 in 2016 compared to $17,094,000 for the same period in 2015, an increase of $2,690,500 or 15.7%, primarily as a result of the addition of the net sales of Prell®, Denorex®, and Zincon®, which we acquired in the Acquisition on June 30, 2016 and an increase in net sales of the Montagne Jeunesse face masque sachets.

The net sales of our own skin and hair products were $5,492,800 in the first nine months of 2016 compared to $3,830,500 for the same period in 2015, an increase of $1,662,300 or 43.4%. This increase is primarily attributable to the addition of the net sales of Prell®, Denorex®, and Zincon® offset by a small decrease in the sales of our manufactured skin care products. The net sales of Prell®, Denorex®, and Zincon® were $1,780,100 in the third quarter of 2016.

The net sales of Montagne Jeunesse and Batiste Dry Shampoo were $14,291,700 in the first nine months of 2016 compared to $13,263,500 for the same period in 2015, an increase of $1,028,200 or 7.8%. This increase is primarily attributable to increased sales of Montagne Jeunesse.

We paid our customers a total of $1,584,500 in the first nine months of 2016 for trade promotions to support price features, displays, slotting fees and other merchandising of our products compared to $1,661,100 for the same period in 2015, a decrease of $76,600 or 4.6%. This decrease is primarily attributable to lower cost and more efficient trade promotion programs for our skin and hair care products.

From time to time, our customers return products to us. For our household products, we permit returns only for a limited time. With regard to our skin and hair care products, returns are more frequent under an unwritten industry standard that permits returns for a variety of reasons. In the event a skin and hair care customer requests a return of a product, we will consider the request, and may grant such request in order to maintain or enhance our relationship with the customer, even in the absence of an enforceable right of the customer to do so. Typically, customers that return products to us take a credit on our invoice equal to the original sale price plus a handling charge ranging from 8-10% of the original sales price. Our product returns (as a percentage of net sales) were 0.1% percent for first nine months of 2016 compared to 0.4% for the same period in 2015. This decrease is primarily attributable to a few of our customers in the first quarter of 2015 returning various products to us that they no longer carry in certain stores.

On a consolidated basis, cost of sales was $13,454,600 during the first nine months of 2016 compared to $12,042,600 for the same period in 2015, an increase of $1,412,000 or 11.7%, on a net sales increase of 11.6%. As a percentage of consolidated net sales, cost of sales was 55.4% in both the first nine months of 2016 and 2015.

As a percentage of net sales of our skin and hair care products, the cost of sales for our skin and hair care products decreased to 57.1% in the first nine months of 2016 compared to 57.6% for the same period in 2015. This decrease is primarily attributable to a higher percentage of net sales of our own skin and hair products, which have a lower cost than the skin and hair care products that we distribute for other companies.

As a percentage of net sales of our household products, the costs of sales for our household products increased to 47.8% in the first nine months of 2016 compared to 47.1% for the same period in 2015. This increase is primarily attributable to an increase in our costs for certain raw materials.

Operating Expenses, Interest Expense and Other Income

	Nine Months Ended September 30,		Percentage Increase
	2016	2015	(Decrease)
Operating Expenses
Advertising	$1,426,600	$1,087,900	31.1%
Selling	4,184,300	4,043,600	3.5%
General and administrative	3,433,000	2,433,900	41.0%
Total operating expenses	$9,043,900	$7,565,400	19.5%
Other Income	$12,600	$16,100	(21.7%)
Interest Expense	$77,500	$22,000	252.3%

Our operating expenses for the first nine months of 2016 were $9,043,900 compared to $7,565,400 for the same period in 2015, an increase of $1,478,500 or 19.5%. These expenses consist primarily of advertising, selling, and general and administrative expenses.

Advertising expenses for the first nine months of 2016 were $1,426,600 compared to $1,087,900 for the same period in 2015, an increase of $338,700 or 31.1%.  This increase is primarily due to a national television campaign during the second quarter of 2016 for our Scott’s Liquid Gold® Wood Care product and the investments we are making to reposition and grow our Alpha® Skin Care products and Scott’s Liquid Gold® household products in the marketplace.

Selling expenses for the first nine months of 2016 were $4,184,300 compared to $4,043,600 for the same period in 2015, an increase of $140,700 or 3.5%. This increase is primarily attributable to an increase in the commissions that we paid our sales brokers and an increase in our costs of freight-out to our customers due to higher sales volume.

General and administrative expenses for the first nine months of 2016 were $3,433,000 compared to $2,433,900 for the same period of 2015, an increase of $999,100 or 41.0%. This increase is due primarily to an increase in professional fees related to the Acquisition and the amortization of the acquired intangible assets.

Other income from interest earned on our cash reserves for the first nine months of 2016 and 2015 was $12,600 and $16,100, respectively.

Interest expense for the first nine months of 2016 and 2015 was $77,500 and $22,000, respectively. The increase is due to borrowings under the Credit Agreement on June 30, 2016.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Comparative Net Sales

	Three Months Ended September 30,		Percentage Increase
	2016	2015	(Decrease)
Total household products	$1,453,400	$1,485,300	(2.1%)
Total skin and hair care products	8,483,500	6,062,800	39.9%
Total net sales	$9,936,900	$7,548,100	31.6%

Sales of household products for the third quarter of 2016 accounted for 14.6% of consolidated net sales compared to 19.7% for the same period in 2015. During the third quarter of 2016, the sales of our household products were $1,453,400 as compared to $1,485,300 for the same period in 2015, a decrease of $31,900 or 2.1%. This decrease is attributable primarily to lower sales of our Scott’s Liquid Gold® Floor Restore product during the third quarter of 2016 due to it being discontinued at one of our customers during the second quarter of 2016.

Sales of skin and hair care products for the third quarter of 2016 accounted for 85.4% of consolidated net sales compared to 80.3% for the same period in 2015. The net sales of these products for that period were $8,483,500 in 2016 compared to $6,062,800 for the same period in 2015, an increase of $2,420,700 or 39.9%, primarily as a result of the addition of the net sales of Prell®, Denorex®, and Zincon®, which we acquired in the Acquisition on June 30, 2016, an increase in the sales of Montagne Jeunesse face masque sachets and an increase in the sales of Batiste Dry Shampoo offset by a decrease in sales of our manufactured skin care products.

The net sales of our own skin and hair care products were $2,849,900 in the third quarter of 2016 compared to $1,459,100 for the same period in 2015, an increase of $1,390,800 or 95.3%. This increase is primarily attributable to the addition of the net sales of Prell®, Denorex®, and Zincon® offset by a decrease in the sales of our manufactured skin care products. The net sales of Prell®, Denorex®, and Zincon® were $1,780,100 in the third quarter of 2016.

The net sales of Montagne Jeunesse and Batiste Dry Shampoo were $5,633,600 in the third quarter of 2016 compared to $4,603,700 for the same period in 2015, an increase of $1,029,900 or 22.4%. This increase is primarily attributable to increased sales of both products.

We paid our customers a total of $616,300 in the third quarter of 2016 for trade promotions to support price features, displays, slotting fees and other merchandising of our products compared to $538,200 for the same period in 2015, an increase of $78,100 or 14.5%. This increase is primarily attributable to the addition of the net sales of Prell®, Denorex®, and Zincon®.

From time to time, our customers return products to us. For our household products, we permit returns only for a limited time. With regard to our skin and hair care products, returns are more frequent under an unwritten industry standard that permits returns for a variety of reasons. In the event a skin and hair care customer requests a return of a product, we will consider the request, and may grant such request in order to maintain or enhance our relationship with the customer, even in the absence of an enforceable right of the customer to do so. Typically, customers that return products to us take a credit on our invoice equal to the original sale price plus a handling charge ranging from 8-10% of the original sales price. Our product returns (as a percentage of net sales) were 0.1% percent for the third quarter of 2016 compared to 0.1% for the same period in 2015.

On a consolidated basis, cost of sales was $5,830,600 during the third quarter of 2016 compared to $4,284,600 for the same period in 2015, an increase of $1,546,000 or 36.1%, on a net sales increase of 31.6%. As a percentage of consolidated net sales, cost of sales was 58.7% in the third quarter of 2016 compared to 56.8% for the same period in 2015.

As a percentage of net sales of our skin and hair care products, the cost of sales for our skin and hair care products increased to 60.6% in the third quarter of 2016 compared to 59.5% for the same period in 2015. This increase is primarily attributable to a higher percentage of net sales of the skin and hair care products that we distribute for other companies, which have a higher cost than our own skin and hair care products.

As a percentage of net sales of our household products, the costs of sales for our household products increased to 47.5% in the third quarter of 2016 compared to 45.7% for the same period in 2015. This increase is primarily attributable to an increase in our costs for certain raw materials.

Operating Expenses, Interest Expense and Other Income

	Three Months Ended September 30,		Percentage Increase
	2016	2015	(Decrease)
Operating Expenses
Advertising	$91,700	$528,600	(82.7%)
Selling	1,717,300	1,336,600	28.5%
General and administrative	1,218,800	733,200	66.2%
Total operating expenses	$3,027,800	$2,598,400	16.5%
Other Income	$1,000	$6,800	(85.3%)
Interest Expense	$60,400	$7,400	716.2%

Our operating expenses for the third quarter of 2016 were $3,027,800 compared to $2,598,400 for the same period in 2015, an increase of $429,400 or 16.5%. These expenses consist primarily of advertising, selling, and general and administrative expenses.

Advertising expenses for the third quarter of 2016 were $91,700 compared to $528,600 for the same period in 2015, a decrease of $436,900 or 82.7%.  This decrease is primarily due to the one-time expense we incurred during the third quarter of 2015 relating to the repositioning of our Alpha® Skin Care products and Scott’s Liquid Gold® household products in the marketplace, which was not repeated in 2016.

Selling expenses for the third quarter of 2016 were $1,717,300 compared to $1,336,600 for the same period in 2015, an increase of $380,700 or 28.5%. This increase is primarily attributable to: (1) an increase in the commissions that we paid our sales brokers and an increase in our costs of freight-out to our customers due to higher sales to customers; and (2) the accrual of potential bonus payments to personnel within our sales and marketing organization compared to the same period in 2015.

General and administrative expenses for the third quarter of 2016 were $1,218,800 compared to $733,200 for the same period of 2015, an increase of $485,600 or 66.2%. This increase is due primarily to (1) an increase in professional fees related to the Acquisition and the amortization of the acquired intangible assets; and (2) the accrual of potential bonus payments to our management and administrative personnel compared to the same period in 2015.

Other income from interest earned on our cash reserves for the third quarter of 2016 and 2015 was $1,000 and $6,800, respectively.

Interest expense for the third quarter of 2016 and 2015 was $60,400 and $7,400, respectively. The increase is due to borrowings under the Credit Agreement on June 30, 2016.

Liquidity and Capital Resources

Financing Agreements

Please see Note 1(f) to our Consolidated Financial Statements (Unaudited) for information on our financing agreements with Summit and Wells Fargo.

Please see Note 6 to our Consolidated Financial Statements (Unaudited) for information on our financing agreements with Chase.

Liquidity

At September 30, 2016, we had approximately $1.9 million in cash on hand. For the first nine months of 2016, the primary components of working capital (exclusive of cash that was $5,592,300 less at September 30, 2016 compared to December 31, 2015 primarily due to using cash for the Acquisition) that significantly affected operating cash flows are the following: (1) net accounts receivable were $2,774,700 more at September 30, 2016 than at December 31, 2015 due primarily to receivables related to the products acquired in the Acquisition and the timing of receiving payment; (2) inventory at September 30, 2016 was $705,500 more than at December 31, 2015 due primarily to the Acquisition and the timing of receiving certain inventory from our vendors and shipping our products to our customers; and (3) accounts payable and accrued expenses at September 30, 2016 were $906,300 more than at December 31, 2015 due primarily to increased inventory and the timing of payments on our inventory.

We believe that our cash on hand at any time during 2016 could be significantly less than at September 30, 2016 due primarily to the following: (1) the repayment of a portion of our revolving credit facility with Chase; (2) costs related to the integration of the Acquisition; (3) the timing of receiving and paying for the significant amounts of Batiste Dry Shampoo that we purchase every month from Church & Dwight; and (4) making a significant investment in 2016 in the brands and products that we own.

We anticipate that our existing cash and our cash from operations, together with our current financing arrangement with Chase, will be sufficient to meet our cash requirements for the next 12 months. During the first nine months of 2016 we spent $223,600 to purchase production and warehouse equipment to improve our manufacturing capabilities and efficiencies. We expect to spend approximately $175,000 on additional production and warehouse equipment that is primarily related to the Acquisition in 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of September 30, 2016, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the nine months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2016

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