Form 10-K
period 2016-12-31
SCOTTS LIQUID GOLD INC
filed 2017-03-31
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the issuer was $4,358,654 on June 30, 2016.

As of March 30, 2017, there were 11,857,026 shares of common stock, $0.10 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be filed within 120 days after December 31, 2016.

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

General

Scott’s Liquid Gold-Inc., a Colorado corporation, was incorporated on February 15, 1954. Through our wholly-owned subsidiaries, we develop, manufacture, market and sell quality household and skin and hair care products. These products include:

•	Scott’s Liquid Gold®, our product for wood care that has been sold in the United States for over 60 years;
•	Alpha® Skin Care, our skin care brand, which was one of the first to use alpha hydroxy acids (“AHAs”);
•	Prell® Shampoo, an iconic brand since 1947, is a classic clean shampoo for healthy hair;
•	Denorex® and Zincon® Shampoos and Conditioners are dermatologist-recommended medicated dandruff shampoos and conditioners;
•	Our Neoteric Diabetic® product which was specially developed to address the skin conditions of persons living with diabetes;
•

7th Heaven by Montagne Jeunesse face and other skin care masque sachets, which are manufactured by another company and distributed exclusively by us in the United States under a distribution agreement with the manufacturer; and

•

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

The following table sets forth the principal products in our household products segment.

Operating Segment	Key Products
Household	Scott’s Liquid Gold® Wood Care
Scott’s Liquid Gold® Floor Restore
Scott’s Liquid Gold® Wood Wash
Scott’s Liquid Gold® Dust ’N Go Wipes
Touch of Scent® Air Freshener

The following table sets forth the principal products in our skin and hair care products segment.

Operating Segment	Key Products
Skin and Hair Care	Alpha® Skin Care Products
Prell® Shampoo
Denorex® and Zincon® Shampoos and Conditioners
Neoteric Diabetic® Healing Cream
7th Heaven by Montagne Jeunesse Face and Other Skin Care Masque Sachets
Batiste Dry Shampoos

For information on our operating segments, please see Note 10 to our Consolidated Financial Statements in Item 8.

Strategy

We are focused on strategies that we believe will enhance our long-term financial health and deliver long-term shareholder value. In order to achieve these objectives, we plan to generate continued growth of our existing brands and products, as well as pursue new opportunities to develop, acquire or distribute new brands and products.

On June 30, 2016, Neoteric Cosmetics, Inc., (“Neoteric”), a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Ultimark Products, Inc. (“Ultimark”) and consummated the transaction contemplated thereby (the “Acquisition”), pursuant to which Neoteric purchased from Ultimark all intellectual property assets and certain related assets owned by Ultimark as well as inventory of finished goods owned by Ultimark and used in connection with the manufacture, sale and distribution of the Prell®, Denorex® and Zincon® brands of hair and scalp care products (collectively, the “Brands”). The total consideration Neoteric paid for the Brands was approximately $9 million, plus the assumption by Neoteric of certain specific liabilities of Ultimark related to the performance of certain purchase orders and contracts following June 30, 2016.

On June 30, 2016, the Company and Neoteric, as borrowers, entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”), as lender, pursuant to which Chase provided a term loan and a revolving credit facility that was used by us to finance a portion of the Acquisition and for the Company’s general corporate purposes and working capital.

For 2017, we plan to pursue the following primary goals: (1) continue to increase sales by strengthening and broadening consumer awareness of our products; (2) continue to add additional products to the mix of products that one or more of our existing major customers already buy from us; (3) continue to obtain new distribution of our products at retailers that currently do not buy products from us; and (4) continue to evaluate potential products to be developed, acquired, manufactured and/or distributed by us.

Household Products

Scott’s Liquid Gold® Wood Care has been our core product since our inception. It has been sold in the United States for over 60 years. Unlike a furniture polish, our product contains natural oils that penetrate the wood’s surface to clean, replace lost moisture, minimize the appearance of scratches and bring out the natural beauty of wood. We have also introduced an additional wood care product in a wipe form, a wood wash product, and a floor restore product. Our Dust ’N Go pre-moistened cloth wipes are quick, easy and convenient dusting wipes for wood and numerous other surfaces, our wood wash product simply and safely cleans all types of wood surfaces and our Scott’s Liquid Gold® Floor Restore product is a quick and easy way to renew and protect hardwood floors.

Since 1982, we have sold Touch of Scent® air fresheners. Our air fresheners offer a unique dispenser with aerosol refills. Touch of Scent® air fresheners are available in a wide assortment of concentrated fragrances, which are quick, easy to use and effective.

Household products accounted for 17.0% of our consolidated net sales in 2016 and 21.8% in 2015. We continually evaluate potential new household products to be developed, acquired, manufactured and/or distributed by us.

Skin and Hair Care Products

In 1992, we began to develop, manufacture, market and sell skin care products under the trade name of Alpha Hydrox®. These products include facial care products, a body lotion, a body wash and a foot cream. Our Alpha Hydrox® skin care brand was one of the first to use AHAs. Products containing AHAs gently slough off dead skin cells to promote a healthier, more youthful appearance and help to diminish fine lines and wrinkles. Starting in January 2016, we began marketing and selling our Alpha Hydrox® Skin Care line of products under the trade name of Alpha® Skin Care.  There were several reasons for the change in names, including the desire to reflect that our line of skin care products is broader than just products containing AHAs.

In 2016, we acquired the Prell®, Denorex® and Zincon® brands of hair and scalp care products. Prell® Shampoo, an iconic brand since 1947, is a classic clean shampoo for healthy hair. Our Denorex® products are dermatologist-recommended medicated shampoos and conditioners to control the symptoms of dandruff, seborrheic dermatitis and psoriasis. Our Zincon® product is a medicated anti-dandruff shampoo.

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

Since 2001, we have been the exclusive distributor in the United States for face and other skin care masque sachets manufactured by Montagne Jeunesse International Ltd. (“Montagne Jeunesse”). These masque sachets are currently sold under the trade name 7th Heaven. Montagne Jeunesse is based in the United Kingdom. Their sachet products are currently sold in over 70 countries. These masques are sold for single use in unique and attractive packages in a wide assortment of types and fragrances. A significant portion of our business consists of the sale of these sachet products. See “Manufacturing and Suppliers” in this Item 1 below for information on the terms of our agreement with Montagne Jeunesse.

We have been a distributor in the United States for Batiste Dry Shampoo since 2009. Under our current distribution agreement with the manufacturer of Batiste Dry Shampoo, Church & Dwight Co. Inc. (“Church & Dwight”), we are the exclusive distributor in the United States of Batiste Dry Shampoo in the specialty retailer channel.  The specialty retailer channel includes primarily beauty supply stores, such as Ulta Salon, Cosmetics & Fragrance, Inc. (“Ulta”), our largest customer, apparel retailers, and department stores. Dry shampoo is a quick and convenient way to refresh hair between washes. Batiste was one of the innovators of dry shampoo. We believe that there is a large and fast-growing market for dry shampoo. See “Manufacturing and Suppliers” in this Item 1 below for information on the terms of our agreement with Church & Dwight.

Skin and hair care products accounted for 83.0% of our consolidated net sales in 2016 and 78.2% in 2015. We continually evaluate potential new skin and hair care products as well as other beauty care products to be developed, acquired, manufactured and/or distributed by us.

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

In 2016 and 2015, Ulta accounted for approximately 29% and 31%, respectively, of our skin and hair care products and approximately 24% of our aggregate net sales on a consolidated basis. In 2016 and 2015, Wal-Mart Stores, Inc. (“Wal-Mart”) accounted for approximately 32% and 34%, respectively, of our net sales of household products. For our skin and hair care products, Wal-Mart accounted for approximately 18% and 10% of our net sales in 2016 and 2015, respectively. Wal-Mart accounted for approximately 21% and 15% of our aggregate net sales on a consolidated basis in 2016 and 2015, respectively. In 2016 and 2015, TJ Maxx and Marshalls (collectively, “TJ Maxx”) together accounted for approximately 14% and 21%, respectively, of our skin and hair care products and approximately 12% and 16% of our aggregate net sales on a consolidated basis in 2016 and 2015, respectively. As is typical in our industry, we do not have a long-term contract with Wal-Mart, TJ Maxx, Ulta or any other retail customer.

We also use our Scott’s Liquid Gold and Neoteric Cosmetics websites for sales of our products directly to consumers. Such sales accounted for approximately 6% and 8% of total net sales in 2016 and 2015, respectively.

Our household and skin and hair care products are available in limited distribution in Canada and other foreign countries. Currently, foreign sales are made to distributors who are responsible for the marketing of the products, and we are paid for these products in United States dollars or in the case of sales to our Canadian distributor, in Canadian dollars.

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

Manufacturing and Suppliers

We owned all of our manufacturing facilities until February 1, 2013, when we sold the facilities and entered into a lease with the new owner for a portion of the facilities. Please see Note 12 to our Consolidated Financial Statements in Item 8 for information on our leasing back certain of the manufacturing facilities that we sold. We own and operate all of our manufacturing equipment. We manufacture all of our products with the exception of the following products: (1) those products for which we act as a distributor; (2) the products that we acquired in the Acquisition; and (3) our Scott’s Liquid Gold® Dust ’N Go wipes. We plan to start manufacturing the products that we acquired in the Acquisition during the second half of 2017. We maintain sufficient inventories of all of our products to ship most orders as they are received.

Quality control is enforced at all stages of production, as well as upon the receipt of raw materials from suppliers. We purchase our raw materials from a number of suppliers and, at the present time, all of our raw materials are readily available. However, we do not have long term contracts with our suppliers and any contracts we do have with suppliers may be terminated at any time. Our sole supplier for the oxygenated oil used in our Neoteric Diabetic® Healing Cream product is a French company with which we have a non-exclusive supply agreement. In addition, we have sole suppliers for two of the polymers used in our Scott’s Liquid Gold® Floor Restore product. We believe that we have good relationships with all of our suppliers.

Most of our manufacturing operations, including most packaging, are highly automated, and, as a result, our manufacturing operations are not labor intensive, nor, for the most part, do they involve extensive training. We currently operate on a one-shift basis. Our manufacturing facilities can produce substantially larger quantities of our products without any expansion, including the products that we acquired in the Acquisition and, for that reason, we believe that our physical plant facilities are adequate for the foreseeable future.

In 2001, Neoteric commenced purchases of face and other skin care sachets from Montagne Jeunesse under a distributorship agreement covering the United States. Pursuant to our distribution agreement with Montagne Jeunesse that became effective on September 15, 2014, we continue as the exclusive distributor to market and sell Montagne Jeunesse’s face and other skin care sachets in the United States. The initial term of the distribution agreement with Montagne Jeunesse expires on September 15, 2017 and automatically renews for two year terms, unless terminated at the end of any such term upon six months prior notice.

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

Under our distribution agreement with Church & Dwight that became effective on January 1, 2015, as amended effective July 1, 2016, we are the exclusive distributor of Batiste Dry Shampoo products in the specialty retailer channel in the United States. The specialty retailer channel includes primarily beauty supply stores, such as Ulta, our largest customer, apparel retailers and department stores. Church & Dwight retained the rights to sell Batiste products to the remainder of the market in the United States.

The agreement provides that we will not be permitted to manufacture, distribute or sell any products that are competitive with Batiste Dry Shampoo products. The initial pricing terms for the Batiste products were negotiated with Church & Dwight, but may be increased by Church & Dwight at any time upon 90 days’ prior written notice of any price increase. The term of the agreement runs through December 31, 2017 and will automatically renew for successive one year terms until it is terminated by either party upon 180 days’ prior written notice.

Competition

Both the household and skin and hair care products markets are highly competitive. We compete in both markets against a range of competitors, most of which are significantly larger and have greater financial resources, name recognition and product and market diversification than us. We compete in both categories primarily on the basis of quality and the distinguishing characteristics of our products. The wood care and air freshener product categories are dominated by three to five companies that are significantly larger than us and each of these competitors produces several competing products. In the skin and hair care category, several of our competitors are significantly larger than us and each of these competitors produces several competing products. Some of these companies also manufacture products with AHAs with which our Alpha® Skin Care products must compete.

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

Many of our skin care products, several of which contain AHAs, are considered cosmetics within the definition of the Federal Food Drug and Cosmetic Act (the “FFDCA”). The FFDCA defines cosmetics as products intended for cleansing, beautifying, promoting attractiveness or altering the appearance without affecting the body’s structure or functions. Our cosmetic products are subject to the regulations under the FFDCA and the Fair Packaging and Labeling Act. The relevant laws and regulations are enforced by the FDA. Such laws and regulations govern the ingredients and labeling of cosmetic products and set forth good manufacturing practices for companies to follow. Although FDA regulations require that the safety of a cosmetic ingredient be substantiated prior to marketing, there is no requirement that a company submit the results of any testing performed or any other data or information with respect to any ingredient to the FDA.

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

Employees

We employ 61 people of which 27 full-time and 1 part-time work in plant and production related functions and 33 work in administrative, sales and advertising functions. No contracts exist between us and any union. We monitor wage and salary rates in the Rocky Mountain area and pursue a policy of providing competitive compensation to our employees. The compensation of our executive officers is subject to annual review by the Compensation Committee of our Board of Directors. Additional benefits that we provide for our employees include medical, vision and dental plans, short-term disability, life insurance, a 401(k) plan with matching contributions for employees earning $50,000 or less per annum and an employee stock ownership (ESOP) plan. We consider our employee relations to be satisfactory.

Patents and Trademarks

At present, we own one patent for our Neoteric Diabetic® Healing Cream. Additionally, we actively use our registered trademarks for Scott’s Liquid Gold®, Alpha® Skin Care, Prell®, Denorex®, Zincon®, Neoteric® and Touch of Scent® in the United States and have registered trademarks in a number of additional countries. Our registered trademarks protect names and logos relating to our products as well as the design of boxes for certain of our products.

During 2016 and 2015, our expenditures for research and development were insignificant.

Available Information and Code of Ethics

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). We will make available free of charge through our website (www.slginc.com), this annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after we electronically file or furnish such material with the SEC. Information on our website is not incorporated by reference into this Report and should not be considered part of this document. We will provide upon request (see below for instructions) and at no charge electronic or paper copies of these filings with the SEC (excluding exhibits).

You may access and read our filings without charge through the SEC’s website, at www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information regarding the operation of its public reference room. We will also provide to any person without charge, upon request (see below for instructions), a copy of our Code of Business Conduct and Ethics Policy.

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

Our cash flow is dependent upon operating cash flow, available cash and available funds under our financing agreement with Chase.

Because we are dependent on our operating cash flow, any loss of a significant customer, any further decreases in the distribution of our skin and hair care or household products, new competitive products affecting sales levels of our products or any significant expense not included in our internal budget could result in the need to raise cash. Our agreement with Chase has a term that expires on June 30, 2019. We have no other arrangements for any external financing of debt or equity, and any such financing may not be available on acceptable terms. In order to improve our operating cash flow, we need to continue to increase our revenues and/or further reduce our costs.

Unfavorable economic conditions could adversely affect demand for our products.

Unfavorable and uncertain economic conditions in the past have adversely affected, and in the future may adversely affect, consumer demand for some of our products, resulting in reduced sales volume. Factors that can affect consumer demand include rates of unemployment, consumer confidence, health care costs, fuel and other energy costs and other economic factors affecting consumer spending behavior.

Sales of our existing products are affected by changing consumer preferences.

Our primary market is retail stores in the United States which sell to consumers or end users in the mass market. Consumer preferences can change rapidly and are affected by new competitive products. This situation is true for both skin and hair care and household products and has affected our products. For example, we believe that our Alpha® Skin Care products with AHAs are effective in helping to diminish fine lines and wrinkles, but consumers may change permanently or temporarily to other products using other technologies or otherwise viewed as “new.” Any changes in consumer preferences can materially affect the sales and distribution of our products and thereby our revenues and results of operations.

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

We believe the growth of our net sales is substantially dependent upon our ability to introduce our products to current and new consumers through advertising and marketing. At present, we have limited resources compared to many of our competitors to spend on advertising and marketing. Advertising and marketing can be important in reaching consumers, although the effectiveness of any particular advertisement and marketing cannot be predicted. Additionally, we may not be able to obtain optimal effectiveness at our current advertising and marketing budget even though we made a strategic decision to increase our advertising and marketing spending in 2016 and 2015 compared to the prior several years. Our limited resources to promote our products through advertising and marketing may adversely affect our net sales and operating performance.

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

Until we start to manufacture the products that we acquired in the Acquisition we face the risk that these products may not be available to us or that costs for these products will increase, thereby affecting either our ability to sell the products or our gross margin on the products.

We obtain the products that we acquired in the Acquisition from third party contract manufacturers. We have no long term contracts with these manufacturers. We may not have sufficient inventory of these products if there is a delay in receiving products from one of these third party contract manufacturers or one of them terminates our relationship.

Our sales are affected adversely by returns.

In our industry, our customers may be given authorization by us to return products. These returns result in refunds, a reduction of our revenues and usually the need to dispose of the resulting inventory at discounted prices. Accordingly, the level of returns can significantly impact our revenues and cash flow. See information about returns in “Results of Operations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Changes in the regulation of our products, including environmental regulations, could have an adverse effect on the distribution, cost or function of our products.

Regulations affecting our products include requirements of the FDA for cosmetic products and environmental regulations affecting emissions from our products. In the past, the FDA has mentioned the treatment of products with AHAs as drugs, which could make our production and sale of certain Alpha® Skin Care products more expensive or prohibitive. Also, in the past, we have been required to change the formulation of our household products to comply with environmental regulations and may be required to do so again in the future if the applicable regulations are further amended.

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

Until February 1, 2013, we owned real property, buildings and related improvements located in Denver, Colorado consisting of four connected buildings and a parking garage (approximately 241,684 square feet in total) and about 16.3 acres of land (the “Property”). These buildings range in age from approximately 16 to 39 years (126,600 square feet having been added in 1995 and 1996). We sold the Property on February 1, 2013 and leased the portion of the Property used by our facilities back from the purchaser. Our facilities house our corporate headquarters and all of our manufacturing and warehouse operations, which are used by both of our operating segments. Please see Note 12 to our Consolidated Financial Statements in Item 8 for information on our leasing back of certain of the facilities that we sold. We believe that our current leased space will provide capacity for growth for the foreseeable future.

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

Market Information

Our $0.10 par value common stock is traded on the OTC Bulletin Board (a regulated quotation service) under the ticker symbol “SLGD.” Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The high and low prices of our common stock as traded on the OTC Bulletin Board were as follows.

2016 Three Months Ended			2015 Three Months Ended
	High	Low		High	Low
March 31	$1.35	$1.15	March 31	$0.99	$0.82
June 30	$1.47	$1.17	June 30	$1.45	$0.84
September 30	$1.79	$1.19	September 30	$1.66	$0.96
December 31	$1.44	$1.05	December 31	$1.54	$1.30

Shareholders

As of March 30, 2017, based on inquiry, we had approximately 693 shareholders of record.

Dividends

We did not pay any cash dividends during the two most recent fiscal years. No decision has been made as to future dividends.

Equity Plans

The following table provides, as of December 31, 2016, information regarding our 2005 and 2015 Stock Option Plans. We also have an employee stock ownership plan which invests only in our common stock, but which is not included in the table below.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,415,928	$0.98	1,212,385
Equity compensation plans not approved by security holders	0	0	0
Total	1,415,928	$0.98	1,212,385

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Intangible Assets

Intangible assets consist of customer relationships, trade names, formulas and batching processes and a non-compete agreement.  The fair value of the intangible assets is amortized over their estimated useful lives and range from a period of five to 15 years and are reviewed for impairment when changes in market circumstances occur and written down to fair value if impaired.

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the Acquisition discussed in Notes 4 and 5.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests, and in certain circumstances these assets are written down to fair value if impaired.

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

Taxes are reported based on tax positions that meet a more-likely-than-not standard and that are measured at the amount that is more-likely-than-not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits or expense. We classify penalty and interest expense related to income tax liabilities as an income tax expense. There are no significant interest and penalties recognized in the statement of operations or accrued on the balance sheet. For additional discussion, see Note 7, “Income Taxes,” to our Consolidated Financial Statements in Item 8.

Inventories Valuation and Reserves

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

Recently Issued Accounting Standards

For information on recently issued accounting standards, see Note 1(p), “Recently Issued Accounting Standards,” to our Consolidated Financial Statements in Item 8.

Recently Adopted Accounting Standards

For information on recently adopted accounting standards, see Note 1(q), “Recently Adopted Accounting Standards,” to our Consolidated Financial Statements in Item 8.

Results of Operations

Our consolidated net sales for 2016 were $35,228,400 compared to $29,188,400 for 2015, an increase of $6,040,000 or 20.7%. We saw an 83.4% increase in net sales of our own line of skin and hair care products and a 13.8% increase in net sales of the skin and hair care products that we distribute for other companies. We saw a 5.8% decrease in net sales of our household products. The reasons for the foregoing changes in net sales of our products are described below.

Our net income for 2016 was $1,854,500 compared to a net income of $4,779,900 for 2015, a decrease of $2,925,400 or 61.2%. The decrease in net income for 2016 compared to the net income for 2015 resulted primarily from: (1) changes in income tax expense; and (2) the incurrence of transaction costs related to the Acquisition and the amortization of the acquired intangible assets.

Our income tax expense for 2016 was $1,248,100 versus an income tax benefit of $2,504,500 for 2015. During 2015 we released our valuation allowance related to a deferred tax asset which resulted in the forgoing tax benefit.  See Note 1(k), “Income Taxes,” and Note 7, “Income Taxes,” to our Consolidated Financial Statements in Item 8.

Summary of Results as a Percentage of Net Sales

	Year Ended December 31,
	2016	2015
Net sales
Household products	17.0%	21.8%
Skin and hair care products	83.0%	78.2%
Total net sales	100.0%	100.0%
Cost of sales	56.9%	57.6%
Gross profit	43.1%	42.4%
Other revenue	0%	0.1%
	43.1%	42.5%
Operating expenses	34.0%	34.6%
Interest expense	0.4%	0.1%
	33.6%	34.7%
Income before taxes	8.7%	7.8%

Our gross margins may not be comparable to those of other companies who include all of the costs related to their distribution network in cost of sales because we, like some other companies, exclude a portion of these costs (i.e., freight out to customers) from gross margin. Instead, we include them as part of selling expenses. See Note 1(o), “Operating Costs and Expenses Classification,” to our Consolidated Financial Statements in Item 8.

Comparative Net Sales

	Year Ended December 31,		Percentage Increase
	2016	2015	(Decrease)
Total household products	$5,992,600	$6,359,100	(5.8%)
Total skin and hair care products	29,235,800	22,829,300	28.1%
Total net sales	$35,228,400	$29,188,400	20.7%

Sales of household products for 2016 accounted for 17.0% of consolidated net sales compared to 21.8% for the same period in 2015. During 2016, the sales of our household products were $5,992,600 as compared to $6,359,100 for the same period in 2015, a decrease of $366,500 or 5.8%. This decrease is attributable primarily to: (1) lower sales of our Scott’s Liquid Gold® Floor Restore product during the last three quarters of 2016 due to it being discontinued at one of our customers during the second quarter of 2016 and (2) lower sales of our Scott’s Liquid Gold® Wood Wash and Touch of Scent® Air Freshener products, which were discontinued at one of our customers. Our Scott’s Liquid Gold® Wood Wash and Touch of Scent® Air Freshener products account for a small percentage of the sales of our total household products.

Sales of skin and hair care products for 2016 accounted for 83.0% of consolidated net sales compared to 78.2% in 2015. The net sales of these products were $29,235,800 in 2016 compared to $22,829,300 in 2015, an increase of $6,406,500 or 28.1%, primarily as a result of the addition of the net sales of Prell®, Denorex® and Zincon®, which we acquired in the Acquisition on June 30, 2016 and an increase in net sales of the Montagne Jeunesse face masque sachets.

The net sales of our own skin and hair care products were $8,561,700 in 2016 compared to $4,668,600 in 2015, an increase of $3,893,100 or 83.4%. This increase is primarily attributable to the addition of the net sales of Prell®, Denorex® and Zincon®, but also included a 10.3% increase in our other skin care products that we make. The net sales of Prell®, Denorex® and Zincon® were $3,412,700 in the third and fourth quarters of 2016.

The net sales of Montagne Jeunesse sachet products and Batiste Dry Shampoo were $20,674,100 in 2016 compared to $18,160,700 in 2015, an increase of $2,513,400 or 13.8%. This increase is primarily attributable to increased sales of Montagne Jeunesse.

We paid our customers a total of $2,574,800 in 2016 for trade promotions to support price features, displays, slotting fees and other merchandising of our products, compared to total spending of $2,517,500 in 2015, an increase of $57,300 or 2.3%. This increase is primarily attributable to trade promotions related to the sales of Prell®, Denorex® and Zincon® offset in part by more efficient trade promotion programs for our skin and hair care products.

Typically, customers that return products to us take a credit on our invoice equal to the original sale price plus a handling charge ranging from 8-10% of the original sales price. Our product returns (as a percentage of net sales) were 0.04% in 2016 compared to 0.33% in 2015. This decrease is primarily attributable to a few of our customers in the first quarter of 2015 returning various products to us that they no longer carry in certain stores.

On a consolidated basis, cost of sales was $20,036,700 for 2016 compared to $16,808,600 for 2015, an increase of $3,228,100 or 19.2%, on a net sales increase of 20.7%. As a percentage of consolidated net sales, cost of sales was 56.9% in 2016 compared to 57.6% in 2015.

As a percentage of net sales of our household products, the costs of sales for our household products increased to 50.0% of net sales in 2016 compared to 47.0% in 2015. This increase is primarily attributable to an increase in our costs for certain raw materials, additional depreciation expense on certain production and warehouse equipment that was purchased in 2016 and an increase in compensation expense during the second half of 2016 for our production and warehouse personnel.

As a percentage of net sales of our skin and hair care products, the cost of sales for our skin and hair care products decreased to 58.3% in 2016 compared to 60.5% in 2015. This decrease is primarily attributable to a higher percentage of net sales of our own skin and hair products, which have a lower cost than the skin and hair care products that we distribute for other companies.

Operating Expenses, Interest Expense and Other Income

	Year Ended December 31,		Percentage Increase
	2016	2015	(Decrease)
Operating Expenses
Advertising	$1,567,200	$1,532,600	2.3%
Selling	5,838,000	5,311,200	9.9%
General and administrative	4,571,700	3,258,200	40.3%
Total operating expenses	$11,976,900	$10,102,000	18.6%
Other Income	$12,600	$26,900	(53.2%)
Interest Expense	$124,800	$29,300	325.9%

Our operating expenses for 2016 were $11,976,900 compared to $10,102,000 for 2015, an increase of $1,874,900 or 18.6%. These expenses consisted primarily of advertising, selling, and general and administrative expenses.

Advertising expenses for 2016 were $1,576,200 compared to $1,532,600 for 2015, an increase of $34,600 or 2.3%.

Selling expenses for 2016 were $5,838,000 compared to $5,311,200 for 2015, an increase of $526,800 or 9.9%. This increase is primarily attributable to an increase in the commissions that we paid our sales brokers and an increase in our costs of freight-out to our customers due to higher sales volume.

General and administrative expenses for 2016 were $4,571,700 compared to $3,258,200 for 2015, an increase of $1,313,500 or 40.3%. This increase is due primarily to an increase in professional fees and bonuses to certain employees related to the Acquisition and the amortization of the acquired intangible assets.

Other income from interest earned on our cash reserves for 2016 and 2015 was $12,600 and $26,900, respectively.

Interest expense for 2016 and 2015 was $124,800 and $29,300, respectively. The increase is due to borrowings under the Credit Agreement on June 30, 2016 to help fund the Acquisition.

During 2016 and 2015, our expenditures for research and development were insignificant.

Liquidity and Capital Resources

Financing Agreements

Please see Note 6 to our Consolidated Financial Statements in Item 8 for information on our financing agreements with Chase. Please see Note 1(e) to our Consolidated Financial Statements in Item 8 for information on our financing agreements with Summit Financial Resources, L.P. (“Summit”) and Wells Fargo Bank, National Association (“Wells Fargo”), which were terminated during 2016.

Liquidity

At December 31, 2016, we had approximately $2.1 million in cash on hand. For 2016, the primary components of working capital (exclusive of cash that was $5,067,800 less at December 31, 2016 compared to December 31, 2015 primarily due to using cash for the Acquisition) that significantly affected operating cash flows are the following: (1) net accounts receivable were $2,441,700 more at December 31, 2016 than at December 31, 2015 due primarily to receivables related to the products acquired in the Acquisition and the timing of receiving payment; (2) inventory at December 31, 2016 was $942,700 more than at December 31, 2015 due primarily to the Acquisition and the timing of receiving certain inventory from our vendors and shipping our products to our customers; and (3) accounts payable and accrued expenses at December 31, 2016 were $862,500 more than at December 31, 2015 due primarily to increased inventory and the timing of payments on our inventory.

We believe that our cash on hand at any time during 2017 could be significantly less than at December 31, 2016 due primarily to the following: (1) the repayment of a portion of our revolving credit facility with Chase; (2) costs and capital expenditures related to the integration of the Acquisition; (3) the payment of performance bonuses in the first quarter of 2017 to our management, sales, administrative support and operations personnel that where accrued for in 2016; and (4) the timing of receiving and paying for the significant amounts of Batiste Dry Shampoo that we purchase every month from Church & Dwight.

We anticipate that our existing cash and our cash flow from operations, together with our current borrowing arrangement with Chase, will be sufficient to meet our cash requirements for the next 12 months. During 2016, we spent $283,600 to purchase production and warehouse equipment to improve our manufacturing capabilities and efficiencies and on additional production and warehouse equipment that is primarily related to the Acquisition. We expect to make approximately $500,000 in capital expenditures in 2017 on additional production and warehouse equipment that is primarily related to the Acquisition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Scott’s Liquid Gold-Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of Scott’s Liquid Gold-Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scott’s Liquid Gold-Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ EKS&H LLLP

March 31, 2017

Denver, Colorado

Consolidated Statements of Operations

	Year Ended December 31,
	2016	2015
Net sales	$35,228,400	$29,188,400
Operating costs and expenses:
Cost of sales	20,036,700	16,808,600
Advertising	1,567,200	1,532,600
Selling	5,838,000	5,311,200
General and administrative	4,571,700	3,258,200
Total operating costs and expenses	32,013,600	26,910,600
Income from operations	3,214,800	2,277,800
Other income	12,600	26,900
Interest expense	(124,800)	(29,300)
Income before income taxes	3,102,600	2,275,400
Income tax (expense) benefit	(1,248,100)	2,504,500
Net income	$1,854,500	$4,779,900
Net income per common share:
Basic	$0.16	$0.41
Diluted	$0.15	$0.40
Weighted average shares outstanding:
Basic	11,735,202	11,634,515
Diluted	11,971,249	11,916,038

See accompanying notes to these Consolidated Financial Statements.

Consolidated Balance Sheets

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$2,097,300	$7,165,100
Accounts receivable, net	3,456,400	1,014,700
Inventories, net	5,641,300	4,698,600
Income taxes receivable	7,000	0
Prepaid expenses	319,600	227,200
Total current assets	11,521,600	13,105,600
Property, plant and equipment, net	578,400	430,000
Deferred tax asset	1,392,600	2,556,200
Goodwill	1,520,600	0
Intangible assets, net	6,769,100	0
Other assets	51,000	51,000
Total assets	$21,833,300	$16,142,800
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,939,400	$1,238,000
Accrued expenses	964,800	803,700
Income taxes payable	0	5,300
Current maturities of long-term debt	800,000	0
Total current liabilities	3,704,200	2,047,000
Line-of-credit	750,000	0
Long-term debt, net of current maturities and debt issuance costs	1,137,300	0
Total liabilities	5,591,500	2,047,000
Shareholders’ equity:
Common stock; $0.10 par value, authorized 50,000,000 shares; issued and outstanding 11,749,589 shares (2016) and 11,710,745 shares (2015)	1,175,000	1,171,100
Capital in excess of par	6,177,800	5,901,100
Retained earnings	8,889,000	7,023,600
Total shareholders’ equity	16,241,800	14,095,800
Total liabilities and shareholders’ equity	$21,833,300	$16,142,800

See accompanying notes to these Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

	Common Stock		Capital in Excess of Par	Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2014	11,549,789	$1,155,000	$5,713,800	$2,243,700	$9,112,500
Stock-based compensation	0	0	162,200	0	162,200
Stock options exercised	160,956	16,100	25,100	0	41,200
Net income	0	0	0	4,779,900	4,779,900
Balance, December 31, 2015	11,710,745	1,171,100	5,901,100	7,023,600	14,095,800
Excess tax benefit	0	0	0	10,900	10,900
Stock-based compensation	0	0	248,600	0	248,600
Stock options exercised	38,844	3,900	28,100	0	32,000
Net income	0	0	0	1,854,500	1,854,500
Balance, December 31, 2016	11,749,589	$1,175,000	$6,177,800	$8,889,000	$16,241,800

See accompanying notes to these Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income	$1,854,500	$4,779,900
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	458,000	160,800
Stock-based compensation	248,600	162,200
Excess tax benefit	10,900	0
Deferred income taxes	1,163,600	(2,556,200)
Change in operating assets and liabilities:
Accounts receivables	(2,441,700)	26,400
Inventories	(542,700)	(2,008,900)
Prepaid expenses and other assets	(92,400)	118,800
Income taxes (receivable) payable	(12,300)	9,000
Accounts payable and accrued expenses	862,500	725,300
Total adjustments to net income	(345,500)	(3,362,600)
Net Cash Provided by Operating Activities	1,509,000	1,417,300
Cash flows from investing activities:
Cash paid for Acquisition	(9,000,000)	0
Purchase of property, plant and equipment	(283,600)	(190,000)
Net Cash Used by Investing Activities	(9,283,600)	(190,000)
Cash flows from financing activities:
Borrowing under line-of-credit	3,694,100	0
Repayments under line-of-credit	(2,944,100)	0
Proceeds from issuance of long-term debt	2,400,000	0
Repayments of long-term debt	(400,000)	0
Debt issuance costs	(75,200)	0
Proceeds from exercise of stock options	32,000	41,200
Net Cash Provided by Financing Activities	2,706,800	41,200
Net (Decrease) Increase in Cash and Cash Equivalents	(5,067,800)	1,268,500
Cash and Cash Equivalents, beginning of year	7,165,100	5,896,600
Cash and Cash Equivalents, end of year	$2,097,300	$7,165,100
Supplemental disclosures:
Cash paid during the period for interest	$112,300	$29,300

See accompanying notes to these Consolidated Financial Statements.

Supplemental disclosure of non-cash activity:

In connection with the Acquisition (defined in Note 4) during the year ended December 31, 2016, the Company acquired $400,000 of inventory, intangible assets of $7,079,400 and goodwill of $1,520,600 for a total of $9,000,000.

Note 1. Organization and Summary of Significant Accounting Policies

(a)	Company Background

Scott’s Liquid Gold-Inc. (a Colorado corporation) was incorporated on February 15, 1954. Scott’s Liquid Gold-Inc. and its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our” or “us”) develop, manufacture, market and sell quality household and skin and hair care products. We are also a distributor in the United States of Montagne Jeunesse skin sachets and Batiste Dry Shampoo manufactured by two other companies. Our business is comprised of two segments, household products and skin and hair care products.

(b)	Principles of Consolidation

Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

(c)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts in our financial statements of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, the realization of deferred tax assets, reserves for slow moving and obsolete inventory, customer returns and allowances, stock-based compensation and purchase price allocation. Actual results could differ from our estimates.

(d)	Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.

(e)	Sale of Accounts Receivable

On November 3, 2008, effective as of October 31, 2008, we entered into a financing agreement with Summit Financial Resources, L.P. (“Summit”) for the purpose of providing working capital. The financing agreement with Summit was amended on March 12, 2009, March 16, 2011 (effective March 1, 2011) and on June 29, 2012 (effective July 1, 2012) and terminated on June 30, 2016.  The financing agreement with Summit provided for a factoring line up to $1.5 million and was secured primarily by accounts receivables, inventory, any lease in which we are a lessor and all investment property and guarantees by our active subsidiaries. There was also an administrative fee of 0.85% per month on the average monthly outstanding loan on the receivable portion of any advance if the average quarterly loan in the prior quarter was less than or equal to $1,000,000, and 0.75% per month if the average quarterly loan in the prior quarter was greater than $1,000,000 and of 1.0% per month on the average monthly outstanding loan on the inventory portion of any advance. In 2016 and 2015, we did not sell any of our accounts receivable to Summit.

On March 16, 2011, with the consent of Summit, we entered into a financing agreement with Wells Fargo Bank, National Association (“Wells Fargo”) for the purpose of further lowering the cost of borrowing associated with the financing of our accounts receivable and on January 29, 2016 we terminated our agreement with Wells Fargo due to Walmart changing its accounts payable policy. Pursuant to this agreement with Wells Fargo, we were able to sell accounts receivable from Wal-Mart at a discount to Wells Fargo; provided, however, that Wells Fargo could reject offers to purchase such receivables in its discretion. These receivables could be purchased by Wells Fargo at a cost to us equal to LIBOR plus 1.15% per annum. The LIBOR rate used depends on the days to maturity of the receivables sold, typically ranging from 102 to 105 days.

In 2016 and 2015, we sold approximately $306,800 and $4,672,888, respectively, of our relevant accounts receivables to Wells Fargo for approximately $305,200 and $4,652,359, respectively. The difference between the invoiced amount of the receivable and the cash that we received from Wells Fargo was a cost to us. This cost was in lieu of any cash discount our customer would have been allowed and, thus, was treated in a manner consistent with standard trade discounts granted to our customers.

The reporting of the sale of accounts receivable to Wells Fargo was treated as a sale rather than as a secured borrowing. As a result, affected accounts receivables were relieved from the Company’s financial statements upon receipt of the cash proceeds.

(f)	Inventories Valuation and Reserves

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

(h)	Intangible Assets

Intangible assets consist of customer relationships, trade names, formulas and batching processes and a non-compete agreement.  The fair value of the intangible assets is amortized over their estimated useful lives and range from a period of five to 15 years and are reviewed for impairment when changes in market circumstances occur and written down to fair value if impaired.

(i)	Goodwill

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the Acquisition discussed in Notes 4 and 5.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests, and in certain circumstances these assets are written down to fair value if impaired.

(j)	Financial Instruments

Financial instruments which potentially subject us to concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain our cash balances in the form of bank demand deposits with financial institutions that we believe are creditworthy. As of December 31, 2016, and periodically throughout the year, we have maintained balances in various operating accounts in excess of federally insured limits. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. We have no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

The recorded amounts for cash and cash equivalents, receivables, other current assets, accounts payable, accrued expenses, long-term debt and line-of-credit approximate fair value due to the short-term nature of these financial instruments. At December 31, 2016 we had long-term debt of $2,000,000 and a $750,000 outstanding balance on our line-of-credit. At December 31, 2015 we had no long-term debt nor an outstanding balance on a line-of-credit.

(k)	Income Taxes

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

At December 31, 2016 and December 31, 2015 approximately $1,184,700 and $1,179,700, respectively, had been reserved for as a reduction of accounts receivable. Trade promotions to our customers and incentives such as coupons and rebates to the consumer are deducted from gross sales and totaled $2,574,800 and $2,517,500 for the years ended December 31, 2016 and 2015, respectively.

(m)	Advertising Costs

Advertising costs are expensed as incurred.

(n)	Stock-based Compensation

During 2016, we granted options to acquire: (1) 3,000 shares of our common stock to one of our production personnel at a price of $1.20 per share, which vest ratably over 48 months, or upon a change in control under certain circumstances, and which expire after 10 years; (2) 42,576 shares of our common stock to two of our management and administrative personnel at a price of $1.26 per share, which vest ratably over 48 months, or upon a change in control under certain circumstances, and which expire after 10 years; and (3) 90,072 shares of our common stock to our three non-employee board members at a price of $1.26 per share, which vest ratably over 36 months, or upon a change in control under certain circumstances, and which expire after five years. All of the foregoing options were granted at the market value as of the date of grant. The fair value of options is determined at the grant date and the related expense is recognized over the period in which the options vest. The Company recognizes the forfeitures of options as they occur.

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

The weighted average fair market value of the options granted in the years ended December 31, 2016 and 2015 were estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

	2016	2015
Expected life of options (using the “simplified method”)	4.3 years	5.3 years
Average risk-free interest rate	1.1%	1.4%
Average expected volatility of stock	87%	133%
Expected dividend rate	None	None
Fair value of options granted	$ 104,935	$ 755,105

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) was $248,600 and $162,200 for the years ended December 31, 2016 and 2015, respectively. Approximately $690,300 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next 12-60 months, depending on the vesting provisions of the options. There was no tax benefit from recording the non-cash expense as it relates to the options granted to our employees, as these were qualified stock options which are not normally tax deductible.

(o)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out as selling expenses. Other selling expenses consist primarily of wages and benefits for sales and sales support personnel, travel, brokerage commissions and promotional costs, as well as certain other indirect costs. Shipping and handling costs totaled $1,799,900 and $1,462,600, for the years ended December 31, 2016 and 2015, respectively.

General and administrative expenses consist primarily of wages and benefits associated with management and administrative support departments, business insurance costs, professional fees, office facility rent and related expenses and other general support costs.

(p)	Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”)  issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We anticipate that most of our operating leases will result in recognition of additional assets and the corresponding liabilities on the Consolidated Balance Sheets. We have not determined the amount of these transactions or the final impact to our earnings as the actual impact will depend on the Company’s lease portfolio at the time of adoption.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts and customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2017, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of the adoption. The guidance is not expected to have a material impact on our financial statements and we are currently assessing the need for expanded financial disclosures, if any.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”), which is intended to simplify the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. Application of the standard, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The guidance will not have a material impact on our financial statements.

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

(q)	Recently Adopted Accounting Standards

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation- Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, however early adoption is permitted which was elected by the Company. The adoption of this guidance using the modified retrospective method resulted in a $10,900 increase to beginning retained earnings with a corresponding increase in deferred tax assets representing the excess tax benefits generated in years prior to adoption of ASU 2016-09.  Prior to the adoption of ASU 2016-09, the Company was precluded from recording this increase in deferred tax assets due to having a cumulative net operating loss carryforward for Federal income taxes.

Note 2: Inventories

Inventories, consisting of materials, labor and overhead at December 31 were comprised of the following:

	2016	2015
Finished goods	$2,668,700	$2,101,300
Raw materials	3,035,000	2,717,300
Inventory reserve for obsolescence	(62,400)	(120,000)
	$5,641,300	$4,698,600

Note 3: Property, Plant and Equipment

Property, plant and equipment at December 31 were comprised of the following:

	2016	2015
Production equipment	$4,995,600	$4,726,200
Office furniture and equipment	674,600	674,600
Other	202,400	188,200
	5,872,600	5,589,000
Less accumulated depreciation	(5,294,200)	(5,159,000)
	$578,400	$430,000

Depreciation expense for the years ended December 31, 2016 and 2015 was $135,200 and $160,800, respectively.

Note 4. Acquisition

On June 30, 2016, Neoteric Cosmetics, Inc. (“Neoteric”), a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Ultimark Products, Inc. (“Ultimark”) and consummated the transaction contemplated thereby (the “Acquisition”), pursuant to which Neoteric purchased from Ultimark all intellectual property assets and certain related assets owned by Ultimark as well as inventory of finished goods owned by Ultimark and used in connection with the manufacture, sale and distribution of the Prell®, Denorex® and Zincon® brands of hair and scalp care products (collectively, the “Brands”). The total consideration Neoteric paid for the Brands was approximately $9.1 million, plus or minus any inventory adjustment based on the value of the inventory of finished goods as of the closing compared to the target inventory of $493,034, plus the assumption by Neoteric of certain specific liabilities of Ultimark related to the performance of certain purchase orders and contracts following June 30, 2016. Subsequently, the inventory adjustment of $93,000 reduced the total consideration paid by Neoteric to approximately $9.0 million.

The Company incurred $721,600 of transaction costs related to the Acquisition for the year ended December 31, 2016. These expenses were recorded in general and administrative expense in the consolidated statement of operations.

(a)	Purchase Price Allocation

The following summarizes the aggregate fair values of the assets acquired during 2016 as of the date of the Acquisition:

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

Goodwill recorded in connection with the Acquisition represents, among other things, future economic benefits expected to be recognized from the Company’s expansion of the products it offers to the skin and hair care segment, as well as expected future synergies and operating efficiencies from combining the acquired products to the brands we manufacture and distribute. All of the recorded goodwill is tax-deductible.

(b)	Pro Forma Results of Operations (Unaudited)

The following table summarizes selected unaudited pro forma condensed consolidated statements of operations data for the years ended December 31, 2016 and 2015 as if the Acquisition had been completed on January 1, 2015.

	Pro Forma for the Year Ended December 31,
	2016	2015

Net sales	$38,632,500	$36,446,200
Net income	$1,867,800	$4,838,400

This selected unaudited pro forma condensed consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the Acquisition had been completed on that date. Moreover, this information does not indicate what our future operating results will be. The information for 2015 and 2016 prior to the Acquisition from Ultimark is included based on prior accounting records maintained by Ultimark. In some cases, Ultimark’s accounting policies may differ materially from accounting policies adopted by the Company following the Acquisition. For 2016, this information includes actual operating results recorded in the financial statements for the period subsequent to the date of the Acquisition on June 30, 2016. The Company’s consolidated statements of operations for the year ended December 31, 2016 includes net sales and net income of $3,412,700 and $482,800, respectively, attributable to the Acquisition.

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

Note 5. Goodwill and Intangible Assets

Intangible assets consisted of the following:

	As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets:
Customer relationships	$4,022,100	$201,100	$3,821,000
Trade names	2,362,400	78,700	2,283,700
Formulas and batching processes	668,600	27,900	640,700
Non-compete agreement	26,300	2,600	23,700
	7,079,400	310,300	6,769,100
Goodwill			1,520,600
Total intangible assets			$8,289,700

The amortization expense for the year ended December 31, 2016 was $310,300. There was no amortization expense for the year ended December 31, 2015.

Estimated amortization expense for 2017 and subsequent years is as follows:

2017	$620,700
2018	620,700
2019	620,700
2020	620,700
2021	617,600
Thereafter	3,668,700
Total	$6,769,100

Note 6: Long-Term Debt and Line-of- Credit

On June 30, 2016, Neoteric and the Company, as borrowers, entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”), as lender, pursuant to which Chase provided a term loan and a revolving credit facility that was used to finance a portion of the Acquisition and for the Company’s general corporate purposes and working capital. The term loan amount is $2.4 million with quarterly payments fully amortized over three years and interest of (i) the LIBO Rate + 3.75% or (ii) the Prime Rate + 1.00%, with a floor of the one month LIBO Rate + 2.5%. At December 31, 2016, our rate was 4.51%. The revolving credit facility amount is $4 million with interest of (i) the LIBO Rate + 3.00% or (ii) the Prime Rate + 0.25%, with a floor of the one month LIBO Rate + 2.5%. At December 31, 2016, our rate was 3.76%. The revolving credit facility will terminate on June 30, 2019 or any earlier date on which the revolving commitment is otherwise terminated pursuant to the Credit Agreement. Under the Credit Agreement we are obligated to pay quarterly an unused commitment fee equal to 0.5% per annum on the daily amount of the undrawn portion of the revolving line-of-credit. The loans are secured by all of the assets of the Company and all of its subsidiaries.

The Credit Agreement requires, among other things, that beginning on December 31, 2016, the Company maintain a Debt Service Coverage Ratio of no less than 1.25 to 1.0 and a Funded Indebtedness to Adjusted EBITDA Ratio of no greater than 3.0 to 1.0.  The Credit Agreement also contains covenants typical of transactions of this type, including among others, limitations on the Company’s ability to: create, incur or assume any indebtedness or lien on our assets; pay dividends or make other distributions; redeem, retire or acquire the Company’s outstanding common stock, options, warrants or other rights; make fundamental changes to its corporate structure or business; make investments or asset sales; or engage in certain other activities as set forth in the Credit Agreement. The Company was in compliance with the covenants in the Credit Agreement as of December 31, 2016. Capitalized terms used but not defined shall have the meanings provided in the Credit Agreement.

Maturities of long-term debt and line-of-credit are as follows as of December 31, 2016:

2017	$800,000
2018	800,000
2019	1,150,000
2,750,000
Less unamortized debt issuance costs	(62,700)
Total	$2,687,300

We recognized $12,500 as a component of interest expense for the year ended December 31, 2016. As of December 31, 2016, the Company had unamortized debt issuance costs of $62,700. Debt issuance costs are amortized using the effective interest method.

Note 7: Income Taxes

The provision for income tax for the years ended December 31 is as follows:

	2016	2015
Current provision (benefit):
Federal	$71,100	$60,300
State	2,400	(8,600)
Total current provision (benefit)	73,500	51,700
Deferred provision (benefit):
Federal	1,071,300	741,700
State	103,300	81,200
Valuation allowance	0	(3,379,100)
Total deferred provision (benefit)	1,174,600	(2,556,200)
Provision (benefit):
Federal	1,142,400	(2,115,700)
State	105,700	(388,800)
Total provision (benefit)	$1,248,100	$(2,504,500)

Income tax expense (benefit) at the statutory tax rate is reconciled to the overall income tax expense (benefit) as follows:

	2016	2015
Federal income tax at statutory rates	$1,054,900	$773,700
State income taxes, net of federal tax effect	94,800	69,300
Permanent differences	12,900	13,400
Nondeductible stock-based compensation	81,800	41,400
Other	3,700	(23,200)
Total	1,248,100	874,600
Change in valuation allowance	0	(3,379,100)
Provision (benefit) for income taxes	$1,248,100	$(2,504,500)

Deferred income taxes are based on estimated future tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes given the provision of enacted tax laws. The net deferred tax assets and liabilities as of December 31, 2016 and 2015 are comprised of the following:

	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$611,800	$1,833,100
Tax credit and other carryforwards	491,700	413,800
Trade receivables	80,000	205,200
Inventories	60,800	70,600
Accrued vacation	32,600	38,800
Intangibles and Goodwill	113,800	0
Other	23,500	20,800
Total deferred taxes	1,414,200	2,582,300
Deferred tax liability:
Accumulated depreciation for tax purposes	(21,600)	(26,100)
Total deferred tax liabilities	(21,600)	(26,100)
Net deferred tax asset, before allowance	1,392,600	2,556,200
Valuation allowance	0	0
Net deferred tax asset	$1,392,600	$2,556,200

The Company has early adopted ASU 2016-9 relating to stock compensation and appropriately recorded the cumulative effect adjustment to retained earnings. At December 31, 2016, the Company had net operating loss carryforwards of approximately $1,050,000 for federal income tax purposes. The Company also had federal tax credit carryforwards related to research and development efforts of approximately $298,000. The net operating loss carryforwards and the research and development credits will expire over a period ending in 2032 and 2036 respectively. At December 31, 2016, there was approximately $193,000 of alternative minimum tax credits which have no expiration period. State tax loss carryforwards at December 31, 2016 are approximately $8,310,000 expiring over a period ending in 2032.

As of December 31, 2014 the Company had a full valuation allowance against deferred income tax assets. During the year ended December 31, 2015, the Company determined in its judgement, based upon all available evidence (both positive and negative), that it is more-likely-than-not that the net deferred tax assets will be realized. Hence, all deferred tax benefits were recognized and the full valuation allowance was removed as part of the effective tax rate.

Accounting for uncertainty in income taxes is based on a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We recognize in our consolidated financial statements only those tax positions that are more-likely-than-not of being sustained as of the adoption date, based on the technical merits of the position. Each year we perform a comprehensive review of our material tax positions.

Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. As we had no uncertain tax benefits during 2016 and 2015, we had no accrued interest or penalties related to uncertain tax positions in either year.

We and our subsidiaries are subject to the following material taxing jurisdictions: United States and Colorado. The tax years that remain open to examination by the Internal Revenue Service are 2013 and years thereafter. However, due to our net operating loss carryforwards from prior periods, the Internal Revenue Service could potentially review the losses back to 2000. The tax years that remain open to examination by the State of Colorado are 2012 and years thereafter.

Note 8: Shareholders’ Equity

In 2005, we adopted a stock option plan for our employees, officers and directors (the “2005 Plan”). At the Annual Shareholders’ Meeting in May 2011, shareholders approved an amendment to the 2005 Plan to increase the number of shares issuable under the plan from 1,500,000 shares to a total of 3,000,000 shares. Options granted before May 2011 were granted at not less than current market price of the stock on the date of grant and were exercisable from five to ten years from the grant date. Options granted after May 2011, pursuant to the plan amendment in May 2011, were required to be granted at not less than the higher of (1) 120% of current market price on the date of grant or (2) the average of market price over the prior 30 trading days.

In 2015, we adopted a stock option plan for our employees, officers and directors (the “2015 Plan”) to replace the 2005 Plan, which expired on March 31, 2015. At the Annual Shareholders’ Meeting in June 2015, shareholders approved the adoption of the 2015 Plan.

Stock option activity under the 2005 and 2015 Plans are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
2005 Plan
Maximum number of shares under the plan	3,000,000
Outstanding, December 31, 2014	918,969	$0.53	4.4 years	$374,600
Granted in 2015	0	0.00
Exercised in 2015	(160,956)	0.26
Cancelled/Expired in 2015	(81,500)	0.24
Outstanding, December 31, 2015	676,513	$0.63	4.7 years	$525,300
Exercisable, December 31, 2015	351,832	$0.51	3.3 years	$317,000
Available for issuance, December 31, 2015	0
Granted in 2016	0	0.00
Exercised in 2016	(27,051)	0.64
Cancelled/Expired in 2016	(21,149)	0.78
Outstanding, December 31, 2016	628,313	$0.63	3.8 years	$510,000
Exercisable, December 31, 2016	445,818	$0.55	2.8 years	$398,200
Available for issuance, December 31, 2016	0

2015 Plan
Maximum number of shares under the plan	2,000,000
Outstanding, December 31, 2014	0	$0.00
Granted in 2015	716,500	1.27
Exercised in 2015	0	0.00
Cancelled/Expired in 2015	0	0.00
Outstanding, December 31, 2015	716,500	$1.27	8.4 years	$102,100
Exercisable, December 31, 2015	93,972	$1.26	6.8 years	$14,000
Available for issuance, December 31, 2015	1,283,500
Granted in 2016	135,648	1.26
Exercised in 2016	(11,793)	1.25
Cancelled/Expired in 2016	(52,740)	1.25
Outstanding, December 31, 2016	787,615	$1.27	7.2 years	$136,000
Exercisable, December 31, 2016	261,293	$1.27	6.5 years	$45,500
Available for issuance, December 31, 2016	1,212,385

A summary of additional information related to the options outstanding as of December 31, 2016 under the 2005 and 2015 Plans are as follows:

2005 Plan Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.17-$0.39	125,000	0.3 years 1.2 years	$0.23
$0.40-$0.62	140,813	1.4 years	$0.44
$0.63-$0.86	362,500	6.0 years	$0.84
Total	628,313	3.8 years	$0.63

2015 Plan Range of Exercise Prices
$1.20	3,000	9.1 years	$1.20
$1.25	551,967	8.0 years	$1.25
$1.26-1.38	232,648	5.3 years	$1.31
Total	787,615	7.2 years	$1.27

We have an Employee Stock Ownership Plan (“Plan”) to provide retirement benefits for our employees. The Plan is designed to invest primarily in our common stock and is non-contributory on the part of our employees. Contributions to the Plan are discretionary as determined by our Board of Directors. We expense the cost of contributions to the Plan. No contributions were made to the Plan in 2016 or 2015. At December 31, 2016 and 2015, a total of 633,426 and 670,675 shares of our common stock, respectively, have been allocated and earned by our employees.

Note 9: Earnings per Share

Per share data is determined by using the weighted average number of common shares outstanding. Common equivalent shares are considered only for diluted earnings per share, unless considered anti-dilutive. Common equivalent shares, determined using the treasury stock method, result from stock options with exercise prices that are below the average market price of the common stock.

Basic earnings per share include no dilution and are computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in our earnings. There were common stock equivalents of 787,615 and 1,064,000 shares outstanding at December 31, 2016 and 2015, respectively, consisting of stock options that were not included in the calculation of earnings per share because they would have been anti-dilutive.

A reconciliation of the weighted average number of common shares outstanding for the years ended December 31 is as follows:

	2016	2015
Common shares outstanding, beginning of the year	11,710,745	11,549,789
Weighted average common shares issued	24,457	84,726
Weighted average number of common shares outstanding	11,735,202	11,634,515
Dilutive effect of common share equivalents	236,047	281,523
Diluted weighted average number of common shares outstanding	11,971,249	11,916,038

We have authorized 20,000,000 shares of preferred stock issuable in one or more series, none of which were issued or outstanding as of December 31, 2016 and 2015.

Note 10: Segment Information

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

The following provides information on our segments as of and for the years ended December 31:

	2016		2015
	Household Products	Skin and Hair Care Products	Household Products	Skin and Hair Care Products
Net sales	$5,992,600	$29,235,800	$6,359,100	$22,829,300

Cost of Sales	2,993,700	17,043,000	2,988,500	13,820,100
Advertising expenses	961,100	606,100	1,004,300	528,300
Selling expenses	1,520,800	4,317,200	1,650,000	3,661,200
General and administrative expenses	1,559,100	3,012,600	1,435,400	1,822,800
Total operating costs and expenses	7,034,700	24,978,900	7,078,200	19,832,400
(Loss) income from operations	(1,042,100)	4,256,900	(719,100)	2,996,900
Other (expense) income	2,800	9,800	5,000	21,900
Interest expense	(4,000)	(120,800)	(6,400)	(22,900)
(Loss) income before income taxes	$(1,043,300)	4,145,900	$(720,500)	$2,995,900

The following is a reconciliation of segment information to consolidated information:

	2016	2015
Net sales	$35,228,400	$29,188,400
Consolidated income before income taxes	$3,102,600	$2,275,400

Assets:	2016	2015
Household Products	$1,850,000	$7,585,800
Skin and Hair Care Products	18,371,500	5,073,200
Corporate	1,611,800	3,483,800
Consolidated Total Assets	$21,833,300	$16,142,800

Corporate assets noted above are comprised primarily of our cash and investments, and property and equipment not directly associated with manufacturing, warehousing, shipping and receiving activities.

In 2016 and 2015, Ulta accounted for approximately $8,479,800 and $6,956,500, respectively, of our consolidated net sales, Wal-Mart accounted for approximately $7,221,400 and $4,494,800, respectively, of our consolidated net sales and TJ Maxx and Marshalls (collectively, “TJ Maxx”) together accounted for approximately $4,137,200 and $4,769,000, respectively, of our consolidated net sales. We sell both household products and skin and hair care products to Wal-Mart, but we sell only skin and hair care products to Ulta and TJ Maxx. These customers are not related to us.

The outstanding accounts receivable from Ulta accounted for 9.7% and 1.8% of our total accounts receivable at December 31, 2016 and 2015, respectively. The outstanding accounts receivable from Wal-Mart accounted for 48.9% and 9.8% of our total accounts receivable at December 31, 2016 and 2015, respectively.  The outstanding accounts receivable from TJ Maxx accounted for 16.3% and 70.3% of our total accounts receivable at December 31, 2016 and 2015, respectively.   A loss of one or any of these customers could have a material adverse effect on us because it is uncertain whether our consumer base served by these customers would purchase our products at other retail outlets. No long-term contracts exist between us and these customers or any other customer.

Note 11: Retirement Plans

We have a 401(k) Profit Sharing Plan (“401(k) Plan”) covering our full-time employees who have completed four months of service as defined in the 401(k) Plan, and are age 18 or older. Participants may defer up to 75% of their compensation up to the maximum limit determined by law. We may make discretionary “matching” contributions up to a maximum of 6% of each participant’s compensation, but only for those employees earning no more than $50,000 annually. Additionally, we can make discretionary “profit sharing” contributions to eligible employees. Participants are always fully vested in their contributions, matching contributions and allocated earnings thereon. Vesting in our profit sharing contribution is based on years of service, with a participant fully vested after five years. Our Company matching contributions totaled $7,000 and $3,700, in 2016 and 2015, respectively. We made no discretionary profit sharing contributions in 2016 or 2015.

Note 12. Commitments and Contingencies

Leases

On February 1, 2013, we entered into a lease with an unrelated third party for approximately 16,078 square feet of office space (the “Office Lease”) and approximately 113,620 square feet of manufacturing and warehouse space (the “Warehouse Lease”). Each of the Office Lease and the Warehouse Lease had an initial term of three years, with options to extend the term for two additional terms of three years each. Effective February 1, 2016, we exercised our first option to extend the term of the Office Lease and Warehouse Lease for three years. The initial rent for the Office Lease was $13.00 per square foot per annum, with annual 3% increases. The initial rent for the Warehouse Lease was $3.25 per square foot per annum, with annual 3% increases, and we will pay an additional $1.25 per square foot per annum as our share of the purchaser’s operating expenses under the Warehouse Lease (including taxes, insurance and common area maintenance charges). If certain uncontrollable operating expenses increase by more than 5% per year, our share of operating expenses under the Warehouse Lease may be increased. On March 25, 2016, we entered into a lease with an unrelated third party for approximately 53,440 square feet of warehouse space that connects to our current warehouse space (the “Expansion Lease”). The initial rent for Expansion Lease is $4.90 per square foot per annum, with annual increases ranging from 7% in the second year of the lease to 3% in the last two years of the lease.  The term of the Expansion Lease will be co-terminous with the Warehouse Lease and will be subject to all of the terms and conditions for the Warehouse Lease.

Annual rental expense under the Office Lease and Warehouse Lease for 2016 was $227,900 and $555,300, respectively. Annual rental expense under the Office Lease and Warehouse Lease for 2015 was $221,200 and $390,800, respectively.  Minimum annual rental payments under the Office Lease are approximately $234,700, $241,700, and $20,200 for the years ending December 31, 2017, 2018, and 2019, respectively. Minimum annual rental payments under the Warehouse Lease are approximately $693,600, $719,800 , and $60,200 for the years ending December 31, 2017, 2018, and 2019, respectively.

We have entered into various operating lease agreements, primarily for office equipment. Annual rental expense under these leases totaled $42,300 and $47,200 in 2016 and 2015, respectively. Minimum annual rental payments under noncancellable operating leases are approximately $37,100, $20,900, $6,900 and for the years ending December 31, 2017, 2018, and 2019 respectively.

Contingencies

We are subject to lawsuits from time to time in the ordinary course of business. While we expect those lawsuits not to have a material effect on us, an adverse development in any such lawsuit or the insurance coverage for a lawsuit could materially and adversely affect our financial condition and cash flow. We regularly review all pending litigation matters in which we might be involved and establish accruals deemed appropriate by us for these litigation matters when a probable loss estimate can be made. As of December 31, 2016 there were no pending litigation matters that required an accrual.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of December 31, 2016, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2016.

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

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

For Part III, the information set forth in our definitive Proxy Statement for our Annual Meeting of Shareholders to be filed within 120 days after December 31, 2016, hereby is incorporated by reference into this Report.

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

Exhibits

See Exhibit Index at page 41 of this Report

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2016 and 2015

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

ITEM 16.	Form 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCOTT’S LIQUID GOLD-INC., a Colorado corporation

By:	/s/ Mark E. Goldstein
Mark E. Goldstein, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Barry J. Levine
Barry J. Levine, Treasurer, Chief Financial Officer, Chief Operating Officer and Corporate Secretary
(Principal Financial and Chief Accounting Officer)

Date:	March 31, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature
March 31, 2017	Mark E. Goldstein,
	Director, President and Chief Executive Officer	/s/ Mark E. Goldstein
March 31, 2017	Gerald J. Laber, Director	Mark E. Goldstein, for himself and as
March 31, 2017	Philip A. Neri, Director	Attorney-in-Fact for the named directors
who constitute all of the members of the
the Board of Directors and for the named officers

March 31, 2017	Barry J. Levine, Director, Treasurer, Chief Financial Officer, Chief Operating Officer and Corporate Secretary

EXHIBIT INDEX

Exhibit Number	Document
3.1	Restated Articles of Incorporation, as amended and restated through May 1, 1996, incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-KSB for the year ended December 31, 2007.
3.2	Bylaws, as amended through July 13, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on July 19, 2011.
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

4.3

Second Amendment to Shareholder Rights Agreement, dated January 6, 2012 incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2012.

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

10.2*

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
10.4*

Employment Agreement, dated as of March 26, 2014, between Scott’s Liquid Gold-Inc. and Mark Goldstein incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K, filed with the Commission on March 28, 2014.

10.5*

Employment Agreement, dated as of March 26, 2014, between Scott’s Liquid Gold-Inc. and Barry Levine incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K, filed with the Commission on March 28, 2014.

10.6*	2005 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 4 of our Registration Statement No. 333-156191, filed with the Commission on December 16, 2008.
10.7*	Amendment to the 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Commission on September 8, 2014.
10.8*	Form of 2005 Stock Option Plan Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.
10.9*	Form of 2005 Stock Incentive Plan Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.
10.10*

Scott’s Liquid Gold-Inc. 2015 Equity and Incentive Plan incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its annual meeting of shareholders held on June 4, 2015 filed with the Securities and Exchange Commission on April 27, 2015.

10.11*

Form of 2015 Equity and Incentive Plan Incentive Stock Option Agreement incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K, filed with the Commission on March 30, 2016.

10.12*

Form of 2015 Equity and Incentive Plan Non-Qualified Stock Option Agreement incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K, filed with the Commission on March 30, 2016.

10.13*

Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan and Trust Agreement, Amended and Restated effective January 1, 2012 incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K, filed with the Commission on March 28, 2014.

10.14

Asset Purchase Agreement, dated as of June 30, 2016, between Neoteric Cosmetics, Inc. and Ultimark Products, Inc. incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 7, 2016.

10.15

Credit Agreement, dated as of June 30, 2016, between the Company, Neoteric Cosmetics, Inc. and the other Loan parties thereto and JPMorgan Chase Bank, N.A. incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed with the Commission on July 7, 2016.

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

10.22

Receivables Purchase Agreement dated March 16, 2011 between Wells Fargo Bank, National Association and Neoteric Cosmetics, Inc., incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2011.

10.23

Exclusive Distribution Agreement, effective September 15, 2014, between Montagne Jeunesse International Limited and Neoteric Cosmetics, Inc. incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2014.

10.24

Customer Agreement, dated July 15, 2014, between Church & Dwight Co. Inc. and Neoteric Cosmetics, Inc. incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2014.

10.25

Amendment to Customer Agreement, dated as of July 1, 2016, between Church & Dwight Co. Inc. and Neoteric Cosmetics, Inc. incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 23, 2016.

10.26

Purchase and Sale Agreement, dated November 21, 2012, between the Company and Havana Gold, LLC. incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.27

Real Property Lease (Warehouse Lease), dated February 1, 2013, between the Company and Havana Gold, LLC. incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.28

Real Property Lease (Office Lease), dated February 1, 2013, between the Company and Havana Gold, LLC. incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.29

First Amendment to Real Property Lease (Warehouse Lease), dated March 25, 2016, between the Company and Havana Gold, LLC incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K, filed with the Commission on March 30, 2016.

10.30

First Amendment to Real Property Lease (Office Lease), dated March 25, 2016, between the Company and Havana Gold, LLC incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K, filed with the Commission on March 30, 2016.

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