Form 10-Q
period 2017-03-31
SCOTTS LIQUID GOLD INC
filed 2017-05-15
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

As of May 12, 2017, the Registrant had 11,857,026 of its common stock, $0.10 par value per share, outstanding.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS.

Consolidated Statements of Income (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Three Months Ended March 31,
	2017	2016
Net sales	$10,442,600	$7,855,900
Operating costs and expenses:
Cost of sales	5,622,200	3,857,100
Advertising	282,600	486,100
Selling	1,615,900	1,249,800
General and administrative	1,080,300	953,100
Total operating costs and expenses	8,601,000	6,546,100
Income from operations	1,841,600	1,309,800
Other income	0	6,200
Interest expense	(41,900)	(7,400)
Income before income taxes	1,799,700	1,308,600
Income tax expense	(718,600)	(552,100)
Net income	$1,081,100	$756,500
Net income per common share
Basic	$0.09	$0.06
Diluted	$0.09	$0.06
Weighted average shares outstanding:
Basic	11,775,897	11,710,745
Diluted	12,082,292	11,927,124

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

Scott’s Liquid Gold-Inc. & Subsidiaries

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,723,500	$2,097,300
Accounts receivable, net	4,097,500	3,456,400
Inventories, net	5,461,100	5,641,300
Income taxes receivable	0	7,000
Prepaid expenses	496,400	319,600
Total current assets	11,778,500	11,521,600

Property and equipment, net	592,700	578,400
Deferred tax asset	925,600	1,392,600
Goodwill	1,520,600	1,520,600
Intangible assets, net	6,613,900	6,769,100
Other assets	49,100	51,000
Total assets	$21,480,400	$21,833,300

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,427,000	$1,939,400
Accrued expenses	536,100	964,800
Income taxes payable	244,600	0
Deferred revenue	114,700	0
Current maturities of long-term debt	800,000	800,000
Total current liabilities	3,122,400	3,704,200

Line-of-credit	0	750,000
Long-term debt, net of current maturities and debt issuance costs	943,600	1,137,300
Total liabilities	4,066,000	5,591,500

Shareholders’ equity:
Preferred stock, no par value, authorized 20,000,000 shares; no shares issued and outstanding	0	0
Common stock; $0.10 par value, authorized 50,000,000 shares; issued and outstanding 11,857,026 shares (2017) and 11,749,589 shares (2016)	1,185,700	1,175,000
Capital in excess of par	6,258,600	6,177,800
Retained earnings	9,970,100	8,889,000
Total shareholders’ equity	17,414,400	16,241,800
Total liabilities and shareholders’ equity	$21,480,400	$21,833,300

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$1,081,100	$756,500
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	191,600	45,300
Stock-based compensation	63,400	64,500
Deferred income taxes	467,000	517,900
Change in operating assets and liabilities:
Accounts receivables	(641,100)	(1,798,100)
Inventories	180,200	(492,000)
Prepaid expenses and other assets	(174,900)	(131,900)
Income taxes payable	251,600	25,000
Accounts payable and accrued expenses	(941,100)	(37,000)
Deferred revenue	114,700	0
Total adjustments to net income	(488,600)	(1,806,300)
Net cash provided (used) by operating activities	592,500	(1,049,800)
Cash flows from investing activities:
Purchase of property and equipment	(44,400)	(168,100)
Net cash used by investing activities	(44,400)	(168,100)
Cash flows from financing activities:
Repayments under line-of-credit	(750,000)	0
Repayments of long-term debt	(200,000)	0
Proceeds from exercise of stock options	28,100	0
Net cash used by financing activities	(921,900)	0
Net decrease in cash and cash equivalents	(373,800)	(1,217,900)
Cash and cash equivalents, beginning of period	2,097,300	7,165,100
Cash and cash equivalents, end of period	$1,723,500	$5,947,200
Supplemental disclosures:
Cash paid during the period for interest	$41,900	$7,400

See accompanying notes to these Consolidated Financial Statements (Unaudited).

Notes to Consolidated Financial Statements (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

Note 1.	Organization and Summary of Significant Accounting Policies.
(a)	Company Background

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

The Consolidated Statements of Income, Consolidated Balance Sheets, and the Consolidated Statements of Cash Flows included in this Report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2017 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the period ended March 31, 2017 are not necessarily indicative of the operating results for the full year.

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

On March 16, 2011, we entered into a financing agreement with Wells Fargo Bank, National Association (“Wells Fargo”) for the purpose of lowering the cost of borrowing associated with the financing of our accounts receivable. Pursuant to this agreement, we were able to sell accounts receivable from Wal-Mart Stores, Inc. (“Wal-Mart”) at a discount to Wells Fargo. On January 29, 2016 we terminated our agreement with Wells Fargo due to Wal-Mart changing its accounts payable policy.

During the three months ended March 31, 2017 and 2016, we sold approximately $0 and $306,800, respectively, of our relevant accounts receivable to Wells Fargo for approximately $0 and $305,200, respectively. The difference between the invoiced amount of the receivable and the cash that we received from Wells Fargo is a cost to us. This cost is in lieu of any cash discount our customer would have been allowed and, thus, is treated in a manner consistent with standard trade discounts granted to our customers.

The reporting of the sale of accounts receivable to Wells Fargo is treated as a sale rather than as a secured borrowing. As a result, affected accounts receivable are relieved from the Company’s financial statements upon receipt of the cash proceeds.

(g)	Inventories Valuation and Reserves

Inventories consist of raw materials and finished goods and are stated at the lower of cost (first-in, first-out method) or market. We record a reserve for slow moving and obsolete products and raw materials. We estimate this reserve based upon historical and anticipated sales.

Inventories were comprised of the following at:

	March 31, 2017	December 31, 2016
Finished goods	$3,574,600	$2,668,700
Raw materials	1,929,500	3,035,000
Inventory reserve for obsolescence	(43,000)	(62,400)
	$5,461,100	$5,641,300

(h)	Property and Equipment

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

Financial instruments which potentially subject us to concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain our cash balances in the form of bank demand deposits with financial institutions that we believe are creditworthy. During the three months ended March 31, 2017, we have maintained balances in various operating accounts in excess of federally insured limits. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. We have no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

The recorded amounts for cash and cash equivalents, receivables, other current assets, accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. At March 31, 2017, we had long-term debt of $1,800,000 and no outstanding balance on our line-of-credit. At December 31, 2016 we had long-term debt of $2,000,000 and a $750,000 outstanding balance on our line-of-credit.

(l)	Income Taxes

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

Taxes are reported based on tax positions that meet a more-likely-than-not standard and that are measured at the amount that is more-likely-than-not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits or expense. We classify penalty and interest expense related to income tax liabilities as an income tax expense. There are no significant interest and penalties recognized in the consolidated statements of income or accrued on the consolidated balance sheets.

The effective tax rate for the three months ended March 31, 2017 and 2016 was 39.9% and 42.2% respectively, which differs from the statutory income tax rate due to permanent book to tax differences.

(m)	Revenue Recognition

Our revenue recognition policy is significant because the amount and timing of revenue is a key component of our results of operations. Certain criteria are required to be met in order to recognize revenue. If these criteria are not met, then the associated revenue is deferred until it is met. In our case, the criteria generally are met when: (i) we have an arrangement to sell a product; (ii) we have delivered the product in accordance with that arrangement; (iii) the sales price of the product is determinable; and (iv) we believe that we will be paid for the sale.

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

At March 31, 2017 and December 31, 2016 approximately $972,800 and $1,184,700, respectively, had been reserved as a reduction of accounts receivable. Trade promotions to our customers and incentives such as coupons to our consumers are deducted from gross sales and totaled $619,700 and $451,600 for the three months ended March 31, 2017 and 2016, respectively.

(n)	Advertising Costs

Advertising costs are expensed as incurred.

(o)	Stock-based Compensation

During the three months ended March 31, 2017, we did not grant any stock options. During the three months ended March 31, 2016, we granted options to acquire 3,000 shares of our common stock to one of our production personnel at a price of $1.20 per share, which vest ratably over 48 months, or upon a change in control under certain circumstances, and which expire after 10 years.

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

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) was $63,400 and $64,500 in the three months ended March 31, 2017 and 2016, respectively. Approximately $566,400 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next 12 – 60 months, depending on the vesting provisions of the options. There was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible.

(p)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out as selling expenses. Other selling expenses consist primarily of wages and benefits for sales and sales support personnel, travel, brokerage commissions and promotional costs, as well as certain other indirect costs. Shipping and handling costs totaled $631,600 and $346,800 for the three months ended March 31, 2017 and 2016, respectively.

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

In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”).  Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). The ASU is not expected to have a material impact on our financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Payments” (“ASU 2016-15”), which provides guidance on eight specific cash flow issues with the objective of reducing diversity in practice. Application of the standard, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The ASU is not expected to have a material impact on our financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), which provides a more defined framework to use in determining when a set of assets and activities is a business. ASU 2017-01 also provides greater consistency in applying the guidance, making the definition of a business more operable. ASU 2017-01 is effective for public companies for annual periods, including interim periods, beginning after December 15, 2017. The ASU is not expected to have a material impact on our financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). This ASU simplifies the accounting for goodwill impairment by elimination of the Step 2 requirement to calculate the implied fair value of goodwill. Instead, if a reporting unit’s carrying amount exceeds its fair value, an impairment charge will be recorded based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The ASU will be applied prospectively and is effective for impairment tests performed after December 15, 2019, with early adoption permitted. The ASU is not expected to have a material impact on our financial statements.

(r)	Recently Adopted Accounting Standards

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”), which is intended to simplify the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. Application of the standard, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2016. The adoption of this standard did not have a material impact on our financial statements.

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

Basic earnings per share include no dilution and are computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in our earnings. There were common stock equivalents of 678,100 and 969,500 shares outstanding at March 31, 2017 and 2016, respectively, consisting of stock options that were not included in the calculation of earnings per share because they would have been anti-dilutive.

A reconciliation of the weighted average number of common shares outstanding is as follows:

	Three Months Ended March 31,
	2017	2016
Common shares outstanding, beginning of the period	11,749,589	11,710,745
Weighted average common shares issued	26,308	0
Weighted average number of common shares outstanding	11,775,897	11,710,745
Dilutive effect of common share equivalents	306,395	216,379
Diluted weighted average number of common shares outstanding	12,082,292	11,927,124

Note 3.	Segment Information.

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

The following provides information on our segments for the three months ended March 31:

	2017		2016
	Household Products	Skin and Hair Care Products	Household Products	Skin and Hair Care Products
Net sales	$1,449,600	$8,993,000	$1,592,900	6,263,000

Cost of sales	657,500	4,964,700	674,700	3,182,400
Advertising expenses	214,100	68,500	289,300	196,800
Selling expenses	308,500	1,307,400	373,000	876,800
General and administrative expenses	348,400	731,900	422,500	530,600
Total operating costs and expenses	1,528,500	7,072,500	1,759,500	4,786,600
(Loss) income from operations	(78,900)	1,920,500	(166,600)	1,476,400
Other income	0	0	1,300	4,900
Interest expense	0	(41,900)	(1,600)	(5,800)
(Loss) income before income taxes	$(78,900)	$1,878,600	$(166,900)	1,475,500

The following is a reconciliation of segment information to consolidated information:

	Three Months Ended March 31,
	2017	2016
Net sales	$10,442,600	$7,855,900
Consolidated income before income taxes	$1,799,700	$1,308,600

	March 31, 2017	December 31, 2016
Assets:
Household Products	$1,971,500	$1,850,000
Skin and Haircare Products	18,488,700	18,371,500
Corporate	1,020,200	1,611,800
Consolidated	$21,480,400	$21,833,300

Corporate assets noted above are comprised primarily of our deferred tax assets and property and equipment not directly associated with our manufacturing, warehousing, shipping and receiving activities.

Note 4.	Acquisition

On June 30, 2016, Neoteric Cosmetics, Inc. (“Neoteric”), a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Ultimark Products, Inc. (“Ultimark”) and consummated the transaction contemplated thereby (the “Acquisition”), pursuant to which Neoteric purchased from Ultimark all intellectual property assets and certain related assets owned by Ultimark as well as inventory of finished goods owned by Ultimark and used in connection with the manufacture, sale and distribution of the Prell®, Denorex® and Zincon® brands of hair and scalp care products (collectively, the “Brands”). The total consideration Neoteric paid for the Brands was approximately $9.0 million, plus the assumption by Neoteric of certain specific liabilities of Ultimark related to the performance of certain purchase orders and contracts following June 30, 2016 (the “Acquisition”).

Note 5.	Goodwill and Intangible Assets

Intangible assets consisted of the following:

	As of March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets:
Customer relationships	$4,022,100	$301,700	$3,720,400
Trade names	2,362,400	118,000	2,244,400
Formulas and batching processes	668,600	41,900	626,700
Non-compete agreement	26,300	3,900	22,400
	7,079,400	465,500	6,613,900
Goodwill			1,520,600
Total intangible assets			$8,134,500

The amortization expense for the three months ended March 31, 2017 was $155,200. There was no amortization expense for the three months ended March 31, 2016.

Estimated amortization expense for 2017 and subsequent years is as follows:

2017 (remaining)	$465,500
2018	620,700
2019	620,700
2020	620,700
2021	617,600
Thereafter	3,668,700
Total	$6,613,900

Note 6.	Long-Term Debt and Line-of-Credit

On June 30, 2016, Neoteric and the Company, as borrowers, entered into the Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”), as lender, pursuant to which Chase provided a term loan and a revolving credit facility that was used to finance a portion of the Acquisition and for the Company’s general corporate purposes and working capital. The term loan amount is $2.4 million with quarterly payments fully amortized over three years and interest of (i) the LIBO Rate + 3.75% or (ii) the Prime Rate + 1.00%, with a floor of the one month LIBO Rate + 2.5%. At March 31, 2017, our rate was 4.53%. The revolving credit facility amount is $4 million with interest of (i) the LIBO Rate + 3.00% or (ii) the Prime Rate + 0.25%, with a floor of the one month LIBO Rate + 2.5%. At March 31, 2017, our rate was 3.78%. The revolving credit facility will terminate on June 30, 2019 or any earlier date on which the revolving commitment is otherwise terminated pursuant to the Credit Agreement. Under the Credit Agreement we are obligated to pay quarterly an unused commitment fee equal to 0.5% per annum on the daily amount of the undrawn portion of the revolving line-of-credit. The loans are secured by all of the assets of the Company and all of its subsidiaries.

The Credit Agreement requires, among other things, that beginning on December 31, 2016 and subsequently on a quarterly basis, the Company maintain a Debt Service Coverage Ratio of no less than 1.25 to 1.0 and a Funded Indebtedness to Adjusted EBITDA Ratio of no greater than 3.0 to 1.0.  The Credit Agreement also contains covenants typical of transactions of this type, including among others, limitations on the Company’s ability to: create, incur or assume any indebtedness or lien on Company assets; pay dividends or make other distributions; redeem, retire or acquire the Company’s outstanding common stock, options, warrants or other rights; make fundamental changes to the Company’s corporate structure or business; make investments or asset sales; or engage in certain other activities as set forth in the Credit Agreement. The Company was in compliance with the covenants in the Credit Agreement as of March 31, 2017 and December 31, 2016. Capitalized terms used but not defined shall have the meanings provided in the Credit Agreement.

Maturities of long-term debt and line-of-credit are as follows as of March 31, 2017:

2017 (remaining)	$600,000
2018	800,000
2019	400,000
1,800,000
Less unamortized debt issuance costs	(56,400)
Total	$1,743,600

We recognized $6,300 as a component of interest expense for the three months ended March 31, 2017. Debt issuance costs are amortized using the effective interest method.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Our consolidated net sales for the first quarter of 2017 were $10,442,600 versus $7,855,900 for the first quarter of 2016, an increase of $2,586,700 or 32.9%. We saw a 113.3% increase in net sales of our own lines of skin and hair care products and a 25.5% increase in net sales of the skin and hair care products that we distribute for other companies. We saw a 9.0% decrease in net sales of our household products. The reasons for the foregoing changes in net sales of our products are described below.

Our net income for the first quarter of 2017 was $1,081,100 versus net income of $756,500 in the first quarter of 2016. The increase in net income for the first three months of 2017 compared to the net income for the same period in 2016 resulted primarily from: (1) increased sales as a result of the Acquisition and further growth of the skin and hair care products that we distribute; and (2) the incurrence of professional fees in the first quarter of 2016 related to the Acquisition. These increases were offset in part by an increase in income tax expense and the amortization of the acquired intangible assets. Our income tax expense for the first quarter of 2017 was $718,600 versus income tax expense of $552,100 in the first quarter of 2016.

Summary of Results as a Percentage of Net Sales

	Year Ended December 31,	Three Months Ended March 31,
	2016	2017	2016
Net sales
Household products	17.0%	13.9%	20.3%
Skin and hair care products	83.0%	86.1%	79.7%
Total net sales	100.0%	100.0%	100.0%
Cost of sales	56.9%	53.8%	49.1%
Gross profit	43.1%	46.2%	50.9%
Other revenue	0.0%	0.0%	0.1%
	43.1%	46.2%	51.0%
Operating expenses	34.0%	28.5%	34.2%
Interest expense	0.4%	0.4%	0.1%
	34.4%	28.9%	34.3%
Income before income taxes	8.7%	17.3%	16.7%

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

Comparative Net Sales

	Three Months Ended March 31,		Percentage Increase
	2017	2016	(Decrease)
Total household products	$1,449,600	$1,592,900	(9.0%)
Total skin and hair care products	8,993,000	6,263,000	43.6%
Total net sales	$10,442,600	$7,855,900	32.9%

Sales of household products for the first quarter of 2017 accounted for 13.9% of consolidated net sales compared to 20.3% for the same period in 2016. The net sales of these products were $1,449,600 in the first quarter of 2017 compared to $1,592,900 for the same period in 2016, a decrease of $143,300 or 9.0%. This decrease is attributable primarily to lower sales of our Scott’s Liquid Gold® Floor Restore product due to the first quarter of 2016 including sales at one of our customers before that customer discontinued the product in the second quarter of 2016.

Sales of skin and hair care products for the first quarter of 2017 accounted for 86.1% of consolidated net sales compared to 79.7% for the same period in 2016. The net sales of these products were $8,993,000 in the first quarter of 2017 compared to $6,263,000 for the same period in 2016, an increase of $2,730,000 or 43.6%, primarily as a result of the addition of the net sales of Prell®, Denorex®, and Zincon®, which we acquired in the Acquisition on June 30, 2016, and increases in the sales of Montagne Jeunesse face masque sachets and Batiste Dry Shampoo.

The net sales of our own skin and hair care products were $2,758,000 in the first quarter of 2017 compared to $1,292,900 for the same period in 2016, an increase of $1,465,100 or 113.3%. This increase is primarily attributable to the addition of the net sales of Prell®, Denorex®, and Zincon®, but also included a 2.7% increase in our other skin care products that we make. The net sales of Prell®, Denorex®, and Zincon® were $1,430,000 in the first quarter of 2017.

The net sales of Montagne Jeunesse and Batiste Dry Shampoo were $6,235,000 in the first quarter of 2017 compared to $4,970,100 for the same period in 2016, an increase of $1,264,900 or 25.5%. This increase is attributable to increased sales of both products.

We paid our customers a total of $619,700 in the first quarter of 2017 for trade promotions to support price features, displays, slotting fees and other merchandising of our products compared to $451,600 for the same period in 2016, an increase of $168,100 or 37.2%. This increase is primarily attributable to the addition of the net sales of Prell®, Denorex®, and Zincon®.

From time to time, our customers return products to us. For our household products, we permit returns only for a limited time. With regard to our skin and hair care products, returns are more frequent under an unwritten industry standard that permits returns for a variety of reasons. In the event a skin and hair care customer requests a return of a product, we will consider the request, and may grant such request in order to maintain or enhance our relationship with the customer, even in the absence of an enforceable right of the customer to do so. Typically, customers that return products to us take a credit on our invoice equal to the original sale price plus a handling charge ranging from 8-10% of the original sales price. Our product returns (as a percentage of net sales) were 0.16% for the first quarter of 2017 and less than 0.1% for the first quarter of 2016.

On a consolidated basis, cost of sales was $5,622,200 during the first quarter of 2017 compared to $3,857,100 for the same period in 2016, an increase of $1,765,100 or 45.8%, on a net sales increase of 32.9%. As a percentage of consolidated net sales, cost of sales was 53.8% in the first quarter of 2017 compared to 49.1% for the same period in 2016.

As a percentage of net sales of our household products, the costs of sales for our household products increased to 45.4% in the first quarter of 2017 compared to 42.4% for the same period in 2016. This increase is primarily attributable higher warehousing costs incurred from leasing additional space starting in the second quarter of 2016 in anticipation of closing the Acquisition.

As a percentage of net sales of our skin and hair care products, the cost of sales for our skin and hair care products increased to 55.2% in the first quarter of 2017 compared to 50.8% for the same period in 2016. This increase is primarily attributable to: (1) the addition of Prell®, Denorex®, and Zincon®, which have a higher cost than our own line of skin care products, and an increase in net sales of the skin and hair care products that we distribute for other companies, which have a higher cost than our own line of skin care products; (2) more spending on trade promotions in the first quarter of 2017 as compared to the same period in 2016; and (3) an increase in certain overhead costs including the costs incurred from leasing additional warehouse space starting in the second quarter of 2016.

Operating Expenses, Interest Expense and Other Income

	Three Months Ended March 31,		Percentage Increase
	2017	2016	(Decrease)
Operating Expenses
Advertising	$282,600	$486,100	(41.9%)
Selling	1,615,900	1,249,800	29.3%
General and administrative	1,080,300	953,100	13.3%
Total operating expenses	$2,978,800	$2,689,000	10.8%
Other Income	$0	$6,200	(100%)
Interest Expense	$41,900	$7,400	466.2%

Our operating expenses for the first quarter of 2017 were $2,978,800 compared to $2,689,000 for the same period in 2016, an increase of $289,800 or 10.8%. These expenses consist primarily of advertising, selling, and general and administrative expenses.

Advertising expenses for the first quarter of 2017 were $282,600 compared to $486,100 for the same period in 2016, a decrease of $203,500 or 41.9%.  This decrease is primarily due to the one-time expenses we incurred during the first quarter of 2016 relating to the repositioning of our Alpha® Skin Care products and Scott’s Liquid Gold® household products in the marketplace, which was not repeated in 2017.

Selling expenses for the first quarter of 2017 were $1,615,900 compared to $1,249,800 for the same period in 2016, an increase of $366,100 or 29.3%. This increase is primarily attributable to: (1) an increase in the commissions that we paid our sales brokers and an increase in our costs of freight-out to our customers due to higher sales volume; and (2) the accrual of potential bonus payments to personnel within our sales and marketing organization, while we did not have such an accrual in the first quarter of 2016.

General and administrative expenses for the first quarter of 2017 were $1,080,300 compared to $953,100 for the same period of 2016, an increase of $127,200 or 13.3%. This increase is due primarily to: (1) the accrual of potential bonus payments to our management and administrative personnel, while we did not have such an accrual in the first quarter of 2016; and (2) amortization of the acquired intangible assets. These increases were offset in part by a decrease in professional fees in the first quarter of 2017 compared to higher fees in the same period of 2016 related to the Acquisition.

Other income from interest earned on our cash reserves for the first quarter of 2017 and 2016 was $0 and $6,200, respectively.

Interest expense for the first quarter of 2017 and 2016 was $41,900 and $7,400, respectively. The increase is due to borrowings under the Credit Agreement on June 30, 2016 to help fund the Acquisition.

Liquidity and Capital Resources

Financing Agreements

Please see Note 6 to our Consolidated Financial Statements (Unaudited) for information on our Credit Agreement with Chase.  Please see Note 1(f) to our Consolidated Financial Statements for information on our financing agreement with Wells Fargo, which was terminated during 2016.

Liquidity

At March 31, 2017, we had approximately $1.7 million in cash on hand, which was $373,800 less compared to December 31, 2016, primarily due to our use of cash to reduce the outstanding balance on the line-of-credit to zero and the payment of performance bonuses in the first quarter of 2017 to our management, sales, administrative support and operations personnel that were accrued for in 2016. For the first three months of 2017, the primary components of working capital that significantly affected operating cash flows were the following: (1) net accounts receivable were $641,100 more at March 31, 2017 than at December 31, 2016 due primarily to receivables related to the timing of receiving payment; (2) inventory at March 31, 2017 was $180,200 less than at December 31, 2016 due primarily to the timing of receiving certain inventory from our vendors and shipping our products to our customers; and (3) accounts payable and accrued expenses at March 31, 2017 were $941,100 less than at December 31, 2016 due primarily to bonuses paid to certain employees and the timing of payments on our inventory.

We believe that our cash on hand at any time during 2017 could be significantly less than at December 31, 2016 due primarily to the following: (1) costs and capital expenditures related to the integration of the Acquisition; and (2) the timing of receiving and paying for the significant amounts of Batiste Dry Shampoo that we purchase every month from Church & Dwight.

We anticipate that our existing cash and our cash flow from operations, together with our current Credit Agreement with Chase, will be sufficient to meet our cash requirements for the next 12 months. During first three months of 2017, we spent $44,400 to purchase production and warehouse equipment to improve our manufacturing capabilities and efficiencies and on additional production and warehouse equipment that is primarily related to the Acquisition, and paid an additional $115,000 in deposits for future production and warehouse equipment to be received and placed in service in 2017. We expect to make additional capital expenditures of approximately $225,000 in 2017 on additional production and warehouse equipment that is primarily related to the Acquisition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of March 31, 2017, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and subsequent quarterly reports on Form 10-Q, which could materially affect our business, financial condition or future results.

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

Date: May 15, 2017

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