Form 10-Q
period 2017-06-30
SCOTTS LIQUID GOLD INC
filed 2017-08-14
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Registrant’s telephone number, including area code: (303) 373-4860

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

As of August 11, 2017, the Registrant had 11,885,839 of its common stock, $0.10 par value per share, outstanding.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS.

Condensed Consolidated Statements of Income (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	9,873,800	$6,482,000	$20,316,400	$14,337,900
Operating costs and expenses:
Cost of sales	5,606,800	3,766,900	11,229,000	7,624,000
Advertising	138,700	848,800	421,300	1,334,900
Selling	1,679,300	1,217,200	3,295,200	2,467,000
General and administrative	1,023,300	1,261,100	2,103,600	2,214,200
Total operating costs and expenses	8,448,100	7,094,000	17,049,100	13,640,100
Income (loss) from operations	1,425,700	(612,000)	3,267,300	697,800
Other income	-	5,400	-	11,600
Interest expense	(33,200)	(9,700)	(75,100)	(17,100)
Income (loss) before income taxes	1,392,500	(616,300)	3,192,200	692,300
Income tax (expense) benefit	(517,200)	269,700	(1,235,800)	(282,400)
Net income (loss)	$875,300	$(346,600)	$1,956,400	$409,900

Net income (loss) per common share
Basic	$0.07	$(0.03)	$0.17	$0.03
Diluted	$0.07	$(0.03)	$0.16	$0.03
Weighted average shares outstanding:
Basic	11,859,927	11,733,734	11,818,143	11,722,240
Diluted	12,286,256	11,733,734	12,158,117	11,943,842

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Balance Sheets

Scott’s Liquid Gold-Inc. & Subsidiaries

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,638,000	$2,097,300
Accounts receivable, net	3,498,200	3,456,400
Inventories, net	6,435,900	5,641,300
Income taxes receivable	-	7,000
Prepaid expenses	549,900	319,600
Total current assets	13,122,000	11,521,600

Property and equipment, net	637,500	578,400
Deferred tax asset	815,900	1,392,600
Goodwill	1,520,600	1,520,600
Intangible assets, net	6,458,700	6,769,100
Other assets	49,100	51,000
Total assets	$22,603,800	$21,833,300

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,238,600	$1,939,400
Accrued expenses	865,800	964,800
Income taxes payable	604,600	-
Current maturities of long-term debt	800,000	800,000
Total current liabilities	3,509,000	3,704,200

Line-of-credit	-	750,000
Long-term debt, net of current maturities and debt issuance costs	749,800	1,137,300
Total liabilities	4,258,800	5,591,500

Shareholders’ equity:
Preferred stock, no par value, authorized 20,000,000 shares; no shares issued and outstanding	-	-
Common stock; $0.10 par value, authorized 50,000,000 shares; issued and outstanding 11,885,839 shares (2017) and 11,749,589 shares (2016)	1,188,600	1,175,000
Capital in excess of par	6,311,000	6,177,800
Retained earnings	10,845,400	8,889,000
Total shareholders’ equity	18,345,000	16,241,800
Total liabilities and shareholders’ equity	$22,603,800	$21,833,300

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$1,956,400	$409,900
Adjustment to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	388,500	75,100
Stock-based compensation	112,000	127,900
Deferred income taxes	576,700	265,600
Change in operating assets and liabilities:
Accounts receivables	(41,800)	(1,075,000)
Inventories	(794,600)	(948,200)
Prepaid expenses and other assets	(228,400)	92,100
Income taxes payable (receivable)	611,600	(22,400)
Accounts payable and accrued expenses	(799,800)	(16,000)
Total adjustments to net income	(175,800)	(1,500,900)
Net cash provided (used) by operating activities	1,780,600	(1,091,000)

Cash flows from investing activities:
Cash paid for Acquisition	-	(9,000,000)
Purchase of property and equipment	(124,700)	(175,700)
Net cash used by investing activities:	(124,700)	(9,175,700)

Cash flow from financing activities:
Borrowing under line-of-credit	-	3,694,200
Repayments under line-of-credit	(750,000)	-
Proceeds from issuance of long-term debt	-	2,400,000
Repayments of long-term debt	(400,000)	-
Debt issuance costs	-	(75,200)
Proceeds from exercise of stock options	34,800	27,200
Net cash (used) provided by financing activities:	(1,115,200)	6,046,200

Net increase (decrease) in cash and cash equivalents	540,700	(4,220,500)

Cash and cash equivalents, beginning of period	2,097,300	7,165,100
Cash and cash equivalents, end of period	$2,638,000	$2,944,600

Supplemental disclosures:
Cash paid during the period for interest	$75,100	$17,100

Supplemental disclosure of non-cash activity:

In connection with the Company’s Acquisition (defined in Note 5) during the six months ended June 30, 2016, the Company acquired $400,000 of inventory, intangible assets of $7,079,400, and goodwill of $1,520,600 for a total of $9,000,000.

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Our condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

(c)	Basis of Presentation

The Condensed Consolidated Statements of Income, Condensed Consolidated Balance Sheets, and the Condensed Consolidated Statements of Cash Flows included in this Report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2017 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the period ended June 30, 2017 are not necessarily indicative of the operating results for the full year.

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

During the six months ended June 30, 2017 and 2016, we sold approximately $0 and $306,800, respectively, of our relevant accounts receivable to Wells Fargo for approximately $0 and $305,200, respectively. The difference between the invoiced amount of the receivable and the cash that we received from Wells Fargo is a cost to us. This cost is in lieu of any cash discount our customer would have been allowed and, thus, is treated in a manner consistent with standard trade discounts granted to our customers.

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

Inventories were comprised of the following at:

	June 30, 2017	December 31, 2016
Finished goods	$4,996,900	$2,668,700
Raw materials	1,482,000	3,035,000
Inventory reserve for obsolescence	(43,000)	(62,400)
	$6,435,900	$5,641,300
(h)	Property and Equipment

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

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the Acquisition discussed in Notes 5 and 6. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests, and in certain circumstances these assets are written down to fair value if impaired.

(k)	Financial Instruments

Financial instruments which potentially subject us to concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain our cash balances in the form of bank demand deposits with financial institutions that we believe are creditworthy. During the six months ended June 30, 2017, we have maintained balances in various operating accounts in excess of federally insured limits. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. We have no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

The recorded amounts for cash and cash equivalents, receivables, other current assets, accounts payable, accrued expenses, and current maturities of long-term debt approximate fair value due to the short-term nature of these financial instruments. The recorded amount of long-term debt approximates fair value and is estimated primarily based on current market rates for debt with similar terms and remaining maturities. At June 30, 2017, we had long-term debt of $1,600,000 and no outstanding balance on our line-of-credit. At December 31, 2016 we had long-term debt of $2,000,000 and a $750,000 outstanding balance on our line-of-credit.

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

Taxes are reported based on tax positions that meet a more-likely-than-not standard and that are measured at the amount that is more-likely-than-not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits or expense. We classify penalty and interest expense related to income tax liabilities as an income tax expense. There are no significant interest and penalties recognized in the condensed consolidated statements of income or accrued on the condensed consolidated balance sheets.

The effective tax rate for the six months ended June 30, 2017 and 2016 was 38.7% and 40.7% respectively, which differs from the statutory income tax rate due to permanent book to tax differences.

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

At June 30, 2017 and December 31, 2016 approximately $1,042,200 and $1,184,700, respectively, had been reserved as a reduction of accounts receivable. Trade promotions to our customers and incentives such as coupons to our consumers are deducted from gross sales and totaled $1,331,800 and $968,200 for the six months ended June 30, 2017 and 2016, respectively.

(n)	Advertising Costs

Advertising costs are expensed as incurred.

(o)	Stock-based Compensation

The Company accounts for share based payments by recognizing compensation expense based upon the estimated fair value of the awards on the date of grant. The Company determines the estimated grant-date fair value of stock options using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding the components of the model, including the estimated fair value of underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. The Company recognizes compensation costs ratably over the vesting period using the straight-line method.

(p)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out as selling expenses. Other selling expenses consist primarily of wages and benefits for sales and sales support personnel, travel, brokerage commissions and promotional costs, as well as certain other indirect costs. Shipping and handling costs totaled $1,253,200 and $710,600 for the six months ended June 30, 2017 and 2016, respectively.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. ASU 2017-09 is effective for public companies for annual periods, including interim periods, beginning after December 15, 2017, with early adoption permitted. The ASU is not expected to have a material impact on our financial statements.

Note 2.	Stock-Based Compensation

During the six months ended June 30, 2017, we granted options to acquire 7,536 shares of our common stock to an employee at a price of $1.80 per share. During the six months ended June 30, 2016, we granted options to acquire 3,000 shares of our common stock to an employee at a price of $1.20 per share.

The weighted average fair market value of the options granted in the six months ended June 30, 2017 and 2016 was estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

	June 30, 2017	June 30, 2016
Expected life of options (using the “simplified” method)	6 years	6 years
Average risk-free interest rate	1.82%	1.50%
Average expected volatility of stock	107%	134%
Expected dividend rate	None	None
Fair value of options granted	$11,100	$3,488

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) was $112,000 and $127,900 in the six months ended June 30, 2017 and 2016, respectively. Approximately $522,600 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next 12 – 60 months, depending on the vesting provisions of the options. There was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible.

In 2005, we adopted a stock option plan for our employees, officers and directors (the “2005 Plan”). In 2015, we adopted a stock option plan for our employees, officers and directors (the “2015 Plan”) to replace the 2005 Plan, which expired on March 31, 2015. At the Annual Shareholders’ Meeting in June 2015, shareholders approved the adoption of the 2015 Plan.

Activity under our two stock option plans is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
2005 Plan
Outstanding, December 31, 2016	628,313	$0.63	3.8 years	$510,000
Granted	-
Exercised	(136,250)
Cancelled/Expired	-
Outstanding, June 30, 2017	492,063	$0.73	4.3 years	$963,700
Exercisable, June 30, 2017	357,690	$0.69	3.5 years	$716,400

2015 Plan
Outstanding, December 31, 2016	787,615	$1.27	7.2 years	$136,000
Granted	7,536
Exercised	-
Cancelled/Expired	(49,491)
Outstanding, June 30, 2017	745,660	$1.27	6.9 years	$1,056,200
Exercisable, June 30, 2017	323,422	$1.27	6.4 years	$459,800

Note 3.	Earnings per Share

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

A reconciliation of the weighted average number of common shares outstanding is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Common shares outstanding, beginning of the period	11,857,026	11,710,745	11,749,589	11,710,745
Weighted average common shares issued	2,901	22,989	68,554	11,495
Weighted average number of common shares outstanding	11,859,927	11,733,734	11,818,143	11,722,240
Dilutive effect of common share equivalents	426,329	-	339,974	221,602
Diluted weighted average number of common shares outstanding	12,286,256	11,733,734	12,158,117	11,943,842

Common stock equivalents that have been excluded from the calculation of earnings per share because they would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	7,500	659,000	525,600	909,000

Note 4.	Segment Information

We operate in two different segments: household products and skin and hair care products. Our products are sold nationally and internationally (primarily Canada), directly through our sales force and indirectly through independent brokers and manufacturer’s representatives, to mass merchandisers, drugstores, supermarkets, hardware stores, e-commerce retailers, and other retail outlets and to wholesale distributors. We have chosen to organize our business around these segments based on differences in the products sold.

Accounting policies for our segments are the same as those described in Note 1. We evaluate segment performance based on segment income or loss before income taxes.

The following provides information on our segments for the three and six months ended June 30:

	Three Months Ended June 30,
	2017		2016
	Household Products	Skin and Hair Care Products	Household Products	Skin and Hair Care Products
Net sales	$1,330,700	$8,543,100	$1,444,200	$5,037,800
Operating costs and expenses:
Cost of sales	691,600	4,915,200	783,800	2,983,100
Advertising expenses	102,200	36,500	589,500	259,300
Selling expenses	336,500	1,342,800	468,600	748,600
General and administrative expenses	330,700	692,600	385,500	875,600
Total operating costs and expenses	1,461,000	6,987,100	2,227,400	4,866,600
(Loss) income from operations	(130,300)	1,556,000	(783,200)	171,200
Other income	-	-	2,100	3,300
Interest expense	-	(33,200)	(3,400)	(6,300)
(Loss) income before income taxes	$(130,300)	$1,522,800	$(784,500)	$168,200

	Six Months Ended June 30,
	2017		2016
	Household Products	Skin and Hair Care Products	Household Products	Skin and Hair Care Products
Net sales	$2,780,300	$17,536,100	$3,036,900	$11,301,000
Operating costs and expenses:
Cost of sales	1,349,100	9,879,900	1,458,500	6,165,500
Advertising expenses	316,300	105,000	878,800	456,100
Selling expenses	645,000	2,650,200	841,600	1,625,400
General and administrative expenses	679,100	1,424,500	808,000	1,406,200
Total operating costs and expenses	2,989,500	14,059,600	3,986,900	9,653,200
(Loss) income from operations	(209,200)	3,476,500	(950,000)	1,647,800
Other income	-	-	3,400	8,200
Interest expense	-	(75,100)	(5,000)	(12,100)
(Loss) income before income taxes	$(209,200)	$3,401,400	$(951,600)	$1,643,900

The following is a reconciliation of segment information to consolidated information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$9,873,800	$6,482,000	$20,316,400	$14,337,900
Consolidated income (loss) before income taxes	$1,392,500	$(616,300)	$3,192,200	$692,300

	June 30, 2017	December 31, 2016
Assets:
Household Products	$2,218,500	$1,850,000
Skin and Haircare Products	19,446,200	18,371,500
Corporate	939,100	1,611,800
Consolidated	$22,603,800	$21,833,300

Corporate assets noted above are comprised primarily of our deferred tax assets and property and equipment not directly associated with our manufacturing, warehousing, shipping and receiving activities.

Note 5.	Acquisition

On June 30, 2016, Neoteric Cosmetics, Inc. (“Neoteric”), a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Ultimark Products, Inc. (“Ultimark”) and consummated the transaction contemplated thereby, pursuant to which Neoteric purchased from Ultimark all intellectual property assets and certain related assets owned by Ultimark as well as inventory of finished goods owned by Ultimark and used in connection with the manufacture, sale and distribution of the Prell®, Denorex®, and Zincon® brands of hair and scalp care products (collectively, the “Brands”). The total consideration Neoteric paid for the Brands was approximately $9.0 million, plus the assumption by Neoteric of certain specific liabilities of Ultimark related to the performance of certain purchase orders and contracts following June 30, 2016 (the “Acquisition”).

Note 6.	Goodwill and Intangible Assets

Intangible assets consisted of the following:

	As of June 30, 2017			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets:
Customer relationships	$4,022,100	$402,200	$3,619,900	$4,022,100	$201,100	$3,821,000
Trade names	2,362,400	157,400	2,205,000	2,362,400	78,700	2,283,700
Formulas and batching processes	668,600	55,800	612,800	668,600	27,900	640,700
Non-compete agreement	26,300	5,300	21,000	26,300	2,600	23,700
	7,079,400	620,700	6,458,700	7,079,400	310,300	6,769,100
Goodwill			1,520,600			1,520,600
Total intangible assets			$7,979,300			$8,289,700

The amortization expense for the three and six months ended June 30, 2017 was $155,200 and $310,400, respectively. There was no amortization expense for the three and six months ended June 30, 2016.

Estimated amortization expense for 2017 and subsequent years is as follows:

2017 (remaining)	$310,300
2018	620,700
2019	620,700
2020	620,700
2021	617,600
Thereafter	3,668,700
Total	$6,458,700

Note 7.	Long-Term Debt and Line-of-Credit

On June 30, 2016, Neoteric and the Company, as borrowers, entered into the Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”), as lender, pursuant to which Chase provided a term loan and a revolving credit facility that was used to finance a portion of the Acquisition and for the Company’s general corporate purposes and working capital. The term loan amount is $2.4 million with quarterly payments fully amortized over three years and interest of (i) the LIBO Rate + 3.75% or (ii) the Prime Rate + 1.00%, with a floor of the one month LIBO Rate + 2.5%. At June 30, 2017, our rate was 4.79%. The revolving credit facility amount is $4 million with interest of (i) the LIBO Rate + 3.00% or (ii) the Prime Rate + 0.25%, with a floor of the one month LIBO Rate + 2.5%. At June 30, 2017, our rate was 4.04%. The revolving credit facility will terminate on June 30, 2019 or any earlier date on which the revolving commitment is otherwise terminated pursuant to the Credit Agreement. Under the Credit Agreement we are obligated to pay quarterly an unused commitment fee equal to 0.5% per annum on the daily amount of the undrawn portion of the revolving line-of-credit. The loans are secured by all of the assets of the Company and all of its subsidiaries.

The Credit Agreement requires, among other things, that beginning on December 31, 2016 and subsequently on a quarterly basis, the Company maintain a Debt Service Coverage Ratio of no less than 1.25 to 1.0 and a Funded Indebtedness to Adjusted EBITDA Ratio of no greater than 3.0 to 1.0. The Credit Agreement also contains covenants typical of transactions of this type, including among others, limitations on the Company’s ability to: create, incur or assume any indebtedness or lien on Company assets; pay dividends or make other distributions; redeem, retire or acquire the Company’s outstanding common stock, options, warrants or other rights; make fundamental changes to the Company’s corporate structure or business; make investments or asset sales; or engage in certain other activities as set forth in the Credit Agreement. The Company was in compliance with the covenants in the Credit Agreement as of June 30, 2017 and December 31, 2016. Capitalized terms used but not defined shall have the meanings provided in the Credit Agreement.

Maturities of long-term debt are as follows as of June 30, 2017:

2017 (remaining)	$400,000
2018	800,000
2019	400,000
1,600,000
Less unamortized debt issuance costs	(50,200)
Total	$1,549,800

We recognized $6,200 and $12,500 of debt issuance costs as a component of interest expense for the three and six months ended June 30, 2017, respectively. Debt issuance costs are amortized using the effective interest method over the term of the loan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Our consolidated net sales for the first six months ended June 30, 2017 were $20,316,400 versus $14,337,900 for the first six months ended June 30, 2016, an increase of $5,978,500 or 41.7%. We saw a 118.5% increase in net sales of our own lines of skin and hair care products and a 35.8% increase in net sales of the skin and hair care products that we distribute for other companies. We saw an 8.4% decrease in net sales of our household products. The reasons for the foregoing changes in net sales are described below.

Our consolidated net sales for the three months ended June 30, 2017 were $9,873,800 versus $6,482,000 for the three months ended June 30, 2016, an increase of $3,391,800 or 52.3%. We saw a 133.3% increase in net sales of our own line of skin care products and a 47.7% increase in net sales of the skin and hair care products that we distribute for other companies. We saw a 7.9% decrease in net sales of our household products. The reasons for the foregoing changes in net sales are described below.

Our net income for the first six months ended June 30, 2017 was $1,956,400 versus net income of $409,900 in the first six months ended June 30, 2016. Our net income for the second quarter of 2017 was $875,300 versus a net loss of $346,600 in the second quarter of 2016. The increase in net income for the first six months ended June 30, 2017 compared to the net income for the same period in 2016 resulted primarily from: (1) increased sales as a result of the Acquisition and further growth of the skin and hair care products that we distribute; and (2) the incurrence of professional fees in the first six months of 2016 related to the Acquisition. These increases were offset in part by an increase in income tax expense and the amortization of the acquired intangible assets. Our income tax expense for the first six months ended June 30, 2017 was $1,235,800 versus an income tax expense of $282,400 in the first six months ended June 30, 2016. Our income tax expense in the second quarter of 2017 was $517,200 versus an income tax benefit of $269,700 in the second quarter of 2016.

Summary of Results as a Percentage of Net Sales

	Year Ended December 31,	Six Months Ended June 30,
	2016	2017	2016
Net sales
Household products	17.0%	13.7%	21.2%
Skin and hair care products	83.0%	86.3%	78.8%
Total net sales	100.0%	100.0%	100.0%
Cost of sales	56.9%	55.3%	53.2%
Gross profit	43.1%	44.7%	46.8%
Other revenue	0.0%	0.0%	0.1%
	43.1%	44.7%	46.9%
Operating expenses	34.0%	28.6%	42.0%
Interest expense	0.4%	0.4%	0.1%
	34.4%	29.0%	42.1%
Income before income taxes	8.7%	15.7%	4.8%

Our gross margins may not be comparable to those of companies who include all of the costs related to their distribution network in cost of sales because we, like some other companies, exclude a portion of these costs (i.e., freight out to customers) from gross margin. Instead, we include them as part of selling expenses. See Note 1(p), “Operating Costs and Expenses Classification,” to our Condensed Consolidated Financial Statements (Unaudited) in Item 1.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Comparative Net Sales

	Six Months Ended June 30,		Percentage Increase
	2017	2016	(Decrease)
Total household products	$2,780,300	$3,036,900	(8.4%)
Total skin and hair care products	17,536,100	11,301,000	55.2%
Total net sales	$20,316,400	$14,337,900	41.7%

Sales of household products for the first six months of 2017 accounted for 13.7% of consolidated net sales compared to 21.2% for the same period in 2016. The net sales of these products were $2,780,300 in the first six months of 2017 compared to $3,036,900 for the same period in 2016, a decrease of $256,600 or 8.4%. This decrease is primarily attributable to: (1) lower sales of our Scott’s Liquid Gold® Floor Restore product due to the first six months of 2016 including sales at one of our customers who discontinued the product in the second quarter of 2016; and (2) lower sales of our other household products.

Sales of skin and hair care products for the first six months of 2017 accounted for 86.3% of consolidated net sales compared to 78.8% for the same period in 2016. The net sales of these products were $17,536,100 in the first six months ended June 30, 2017 compared to $11,301,000 for the same period in 2016, an increase of $6,235,100 or 55.2%, primarily as a result of the addition of the net sales of Prell®, Denorex®, and Zincon®, which we acquired in the Acquisition on June 30, 2016, and increases in the sales of Montagne Jeunesse face masque sachets and Batiste Dry Shampoo.

The net sales of our own skin and hair care products were $5,774,900 in the first six months of 2017 compared to $2,642,900 for the same period in 2016, an increase of $3,132,000 or 118.5%. This increase is primarily attributable to the addition of the net sales of Prell®, Denorex®, and Zincon®. The net sales of Prell®, Denorex®, and Zincon® were $3,089,900 in the first six months ended June 30, 2017.

The net sales of Montagne Jeunesse and Batiste Dry Shampoo were $11,761,200 in the first six months of 2017 compared to $8,658,100 for the same period in 2016, an increase of $3,103,100 or 35.8%. This increase is attributable to increased sales of both products.

We paid our customers a total of $1,331,800 in the first six months of 2017 for trade promotions to support price features, displays, slotting fees and other merchandising of our products compared to $968,200 for the same period in 2016, an increase of $363,600 or 37.6%. This increase is primarily attributable to the addition of the sales of Prell®, Denorex®, and Zincon® as well as increased sales of Montagne Jeunesse face masque sachets and Batiste Dry Shampoo.

From time to time, our customers return products to us. For our household products, we permit returns only for a limited time. With regard to our skin and hair care products, returns are more frequent under an unwritten industry standard that permits returns for a variety of reasons. In the event a skin and hair care customer requests a return of a product, we will consider the request, and may grant such request in order to maintain or enhance our relationship with the customer, even in the absence of an enforceable right of the customer to do so. Typically, customers that return products to us take a credit on our invoice equal to the original sale price plus a handling charge ranging from 8-10% of the original sales price. Our product returns (as a percentage of net sales) were 0.12% for the first six months of 2017 and less than 0.1% for the same period in 2016.

On a consolidated basis, cost of sales was $11,229,000 during the first six months of 2017 compared to $7,624,000 for the same period in 2016, an increase of $3,605,000 or 47.3%, on a net sales increase of 41.7%. As a percentage of consolidated net sales, cost of sales was 55.3% in the first six months of 2017 compared to 53.2% for the same period in 2016.

As a percentage of net sales of our household products, the costs of sales for our household products increased to 48.5% in the first six months of 2017 compared to 48.0% for the same period in 2016.

As a percentage of net sales of our skin and hair care products, the cost of sales for our skin and hair care products increased to 56.3% in the first six months of 2017 compared to 54.6% for the same period in 2016. This change varies from period to period based on product mix and trade promotions of the products we make versus the products we distribute for other companies, which have higher costs and higher trade promotions. The underlying costs of the products did not significantly change in the first six months of 2017 compared to the same period in 2016, except for an increase in certain overhead costs incurred from leasing additional warehouse space starting in the second quarter of 2016.

Operating Expenses, Interest Expense and Other Income

	Six Months Ended June 30,		Percentage Increase
	2017	2016	(Decrease)
Operating expenses
Advertising	$421,300	$1,334,900	(68.4%)
Selling	3,295,200	2,467,000	33.6%
General and administrative	2,103,600	2,214,200	(5.0%)
Total operating expenses	$5,820,100	$6,016,100	(3.3%)
Other income	$-	$11,600	(100.0%)
Interest expense	$75,100	$17,100	339.2%

Our operating expenses for the first six months of 2017 were $5,820,100 compared to $6,016,100 for the same period in 2016, a decrease of $196,000 or 3.3%. These expenses consist primarily of advertising, selling, and general and administrative expenses.

Advertising expenses for the first six months of 2017 were $421,300 compared to $1,334,900 for the same period in 2016, a decrease of $913,600 or 68.4%. This decrease is primarily due to: (1) the one-time expenses we incurred during the first six months of 2016 relating to the repositioning of our Alpha® Skin Care products and Scott’s Liquid Gold® household products in the marketplace, which were not repeated in 2017, and (2) spending less on a national television campaign in the first six months of 2017 compared to the same period in 2016 on our Scott’s Liquid Gold® Wood Care product.

Selling expenses for the first six months of 2017 were $3,295,200 compared to $2,467,000 for the same period in 2016, an increase of $828,200 or 33.6%. This increase is primarily attributable to: (1) an increase in the commissions that we paid our sales brokers and an increase in our costs of freight-out to our customers due to higher sales volume; and (2) an increase in the accrual of probable bonus payments to personnel within our sales and marketing organization compared to the first six months of 2016.

General and administrative expenses for the first six months of 2017 were $2,103,600 compared to $2,214,200 for the same period of 2016, a decrease of $110,600 or 5.0%. This decrease is due primarily to a decrease in professional fees in the first six months of 2017 compared to higher fees in the same period of 2016 related to the Acquisition. This decrease was offset primarily by: (1) an increase in the accrual of probable bonus payments to our management and administrative personnel, compared to the first six months of 2016; and (2) amortization of the acquired intangible assets.

Other income from interest earned on our cash reserves for the first six months of June 30, 2017 and 2016 was $0 and $11,600, respectively.

Interest expense for the first six months of June 30, 2017 and 2016 was $75,100 and $17,100, respectively. The increase is due to borrowings under the Credit Agreement on June 30, 2016 to help fund the Acquisition.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Comparative Net Sales

	Three Months Ended June 30,		Percentage Increase
	2017	2016	(Decrease)
Total household products	$1,330,700	$1,444,200	(7.9%)
Total skin and hair care products	8,543,100	5,037,800	69.6%
Total net sales	$9,873,800	$6,482,000	52.3%

Sales of household products for the second quarter of 2017 accounted for 13.7% of consolidated net sales compared to 22.3% for the same period in 2016. The net sales of these products were $1,330,700 in the second quarter of 2017 compared to $1,444,200 for the same period in 2016, a decrease of $113,500 or 7.9%. This decrease is primarily attributable to: (1) lower sales of our Scott’s Liquid Gold® Floor Restore product due to the second quarter of 2016 including sales at one of our customers who discontinued the product in the second quarter of 2016; and (2) lower sales of our other household products.

Sales of skin and hair care products for the second quarter of 2017 accounted for 86.5% of consolidated net sales compared to 77.7% for the same period in 2016. The net sales of these products were $8,543,100 in the second quarter of 2017 compared to $5,037,800 for the same period in 2016, an increase of $3,505,300 or 69.6%, primarily as a result of the addition of the net sales of Prell®, Denorex®, and Zincon®, which we acquired in the Acquisition on June 30, 2016, and increases in the sales of Montagne Jeunesse face masque sachets and Batiste Dry Shampoo.

The net sales of our own skin and hair care products were $3,007,000 in the second quarter of 2017 compared to $1,288,700 for the same period in 2016, an increase of $1,718,300 or 133.3%. This increase is primarily attributable to the addition of the net sales of Prell®, Denorex®, and Zincon®. The net sales of Prell®, Denorex®, and Zincon® were $1,654,200 in the second quarter of 2017.

The net sales of Montagne Jeunesse and Batiste Dry Shampoo were $5,536,100 in the second quarter of 2017 compared to $3,749,100 for the same period in 2016, an increase of $1,787,000 or 47.7%. This increase is attributable to increased sales of both products.

We paid our customers a total of $712,100 in the second quarter of 2017 for trade promotions to support price features, displays, slotting fees and other merchandising of our products compared to $516,600 for the same period in 2016, an increase of $195,500 or 37.8%. This increase is primarily attributable to the addition of the net sales of Prell®, Denorex®, and Zincon® as well as increased sales of Alpha® Skin Care products, Montagne Jeunesse face masque sachets, and Batiste Dry Shampoo.

From time to time, our customers return products to us. For our household products, we permit returns only for a limited time. With regard to our skin and hair care products, returns are more frequent under an unwritten industry standard that permits returns for a variety of reasons. In the event a skin and hair care customer requests a return of a product, we will consider the request, and may grant such request in order to maintain or enhance our relationship with the customer, even in the absence of an enforceable right of the customer to do so. Typically, customers that return products to us take a credit on our invoice equal to the original sale price plus a handling charge ranging from 8-10% of the original sales price. Our product returns (as a percentage of net sales) were less than 0.1% for the second quarter of 2017 and 2016.

On a consolidated basis, cost of sales was $5,606,800 during the second quarter of 2017 compared to $3,766,900 for the same period in 2016, an increase of $1,839,900 or 48.8%, on a net sales increase of 52.3%. As a percentage of consolidated net sales, cost of sales was 56.8% in the second quarter of 2017 compared to 58.1% for the same period in 2016.

As a percentage of net sales of our household products, the costs of sales for our household products decreased to 52.0% in the second quarter of 2017 compared to 54.3% for the same period in 2016.

As a percentage of net sales of our skin and hair care products, the cost of sales for our skin and hair care products decreased to 57.5% in the second quarter of 2017 compared to 59.2% for the same period in 2016. This change varies from period to period based on product mix and trade promotions of the products we make versus the products we distribute for other companies, which have higher costs and higher trade promotions. The underlying costs of the products did not significantly change in the second quarter of 2017 compared to the same period in 2016, except for an increase in certain overhead costs incurred from leasing additional warehouse space starting in the second quarter of 2016.

Operating Expenses, Interest Expense and Other Income

	Three Months Ended June 30,		Percentage Increase
	2017	2016	(Decrease)
Operating expenses
Advertising	$138,700	$848,800	(83.7%)
Selling	1,679,300	1,217,200	38.0%
General and administrative	1,023,300	1,261,100	(18.9%)
Total operating expenses	$2,841,300	$3,327,100	(14.6%)
Other income	$-	$5,400	(100.0%)
Interest expense	$33,200	$9,700	242.3%

Our operating expenses for the second quarter of 2017 were $2,841,300 compared to $3,327,100 for the same period in 2016, a decrease of $485,800 or 14.6%. These expenses consist primarily of advertising, selling, and general and administrative expenses.

Advertising expenses for the second quarter of 2017 were $138,700 compared to $848,800 for the same period in 2016, a decrease of $710,100 or 83.7%. This decrease is primarily due to: (1) the one-time expenses we incurred during the second quarter of 2016 relating to the repositioning of our Alpha® Skin Care products and Scott’s Liquid Gold® household products in the marketplace, which were not repeated in 2017, and (2) spending less on a national television campaign in the second quarter of 2017 compared to the same period in 2016 on our Scott’s Liquid Gold® Wood Care product.

Selling expenses for the second quarter of 2017 were $1,679,300 compared to $1,217,200 for the same period in 2016, an increase of $462,100 or 38.0%. This increase is primarily attributable to: (1) an increase in the commissions that we paid our sales brokers and an increase in our costs of freight-out to our customers due to higher sales volume; and (2) an increase in the accrual of probable bonus payments to personnel within our sales and marketing organization compared to the second quarter of 2016.

General and administrative expenses for the second quarter of 2017 were $1,023,300 compared to $1,261,100 for the same period of 2016, a decrease of $237,800 or 18.9%. This decrease is due primarily to a decrease in professional fees in the second quarter of 2017 compared to higher fees in the same period of 2016 related to the Acquisition. This decrease was offset primarily by: (1) an increase in the accrual of probable bonus payments to our management and administrative personnel, compared to the second quarter of 2016; and (2) amortization of the acquired intangible assets.

Other income from interest earned on our cash reserves for the second quarter of 2017 and 2016 was $0 and $5,400, respectively.

Interest expense for the second quarter of 2017 and 2016 was $33,200 and $9,700, respectively. The increase is due to borrowings under the Credit Agreement on June 30, 2016 to help fund the Acquisition.

Liquidity and Capital Resources

Financing Agreements

Please see Note 7 to our Condensed Consolidated Financial Statements (Unaudited) for information on our Credit Agreement with Chase. Please see Note 1(f) to our Condensed Consolidated Financial Statements for information on our financing agreement with Wells Fargo, which was terminated during 2016.

Liquidity

At June 30, 2017, we had approximately $2.6 million in cash on hand, which was $540,700 more compared to December 31, 2016, primarily due to cash provided by operating activities, and offset by: (1) our use of cash to reduce the outstanding balance on our line-of-credit to zero; (2) repayments of long-term debt; and (3) the payment of performance bonuses in the first six months of 2017 to our management, sales, administrative support and operations personnel that were accrued for in 2016. For the first six months ended June 30, 2017, the primary components of working capital that significantly affected operating cash flows were the following: (1) net accounts receivable were $41,800 more at June 30, 2017 than at December 31, 2016 due primarily to receivables related to the timing of receiving payment; (2) inventory at June 30, 2017 was $794,600 more than at December 31, 2016 due primarily to the timing of receiving certain inventory from our vendors and shipping our products to our customers; and (3) accounts payable and accrued expenses at June 30, 2017 were $799,800 less than at December 31, 2016 due primarily to bonuses paid to certain employees and the timing of payments on our inventory.

We believe that our cash on hand at any time during 2017 could be significantly less than at December 31, 2016 due primarily to the following: (1) costs and capital expenditures related to the integration of the Acquisition; and (2) the timing of receiving and paying for the significant amounts of Batiste Dry Shampoo that we purchase every month from Church & Dwight.

We anticipate that our existing cash and our cash flow from operations, together with our current Credit Agreement with Chase, will be sufficient to meet our cash requirements for the next 12 months from the filing date of this Report. During the first six months of 2017, we spent $124,700 to purchase production and warehouse equipment to improve our manufacturing capabilities and efficiencies and on additional production and warehouse equipment that is primarily related to the Acquisition, and paid an additional $200,000 in deposits for future production and warehouse equipment to be received and placed in service in 2017. We expect to make additional capital expenditures of approximately $130,000 in 2017 on additional production and warehouse equipment that is primarily related to the Acquisition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2017, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and subsequent quarterly reports on Form 10-Q, which could materially affect our business, financial condition or future results.

ITEM 6.	EXHIBITS

Exhibit Number	Document
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Furnished, not filed.

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

Date: August 14, 2017

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