Form 10-Q
period 2017-09-30
SCOTTS LIQUID GOLD INC
filed 2017-11-14
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 13, 2017, the Registrant had 11,885,839 of its common stock, $0.10 par value per share, outstanding.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS.

Condensed Consolidated Statements of Income (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$10,340,600	$9,936,900	$30,657,000	$24,274,800
Operating costs and expenses:
Cost of sales	5,420,000	5,830,600	16,649,000	13,454,600
Advertising	109,800	91,700	531,100	1,426,600
Selling	1,583,400	1,717,300	4,878,600	4,184,300
General and administrative	1,062,700	1,218,800	3,166,300	3,433,000
Total operating costs and expenses	8,175,900	8,858,400	25,225,000	22,498,500
Income from operations	2,164,700	1,078,500	5,432,000	1,776,300
Other income	-	1,000	-	12,600
Interest expense	(26,400)	(60,400)	(101,500)	(77,500)
Income before income taxes	2,138,300	1,019,100	5,330,500	1,711,400
Income tax expense	(663,500)	(415,500)	(1,899,300)	(697,900)
Net income	$1,474,800	$603,600	$3,431,200	$1,013,500

Net income per common share
Basic	$0.12	$0.05	$0.29	$0.09
Diluted	$0.12	$0.05	$0.28	$0.08
Weighted average shares outstanding:
Basic	11,885,839	11,747,612	11,840,957	11,730,759
Diluted	12,360,079	12,027,956	12,217,890	11,969,167

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Balance Sheets

Scott’s Liquid Gold-Inc. & Subsidiaries

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,389,000	$2,097,300
Accounts receivable, net	3,152,200	3,456,400
Inventories, net	9,483,900	5,641,300
Income taxes receivable	-	7,000
Prepaid expenses	396,800	319,600
Total current assets	15,421,900	11,521,600

Property and equipment, net	823,900	578,400
Deferred tax asset	563,400	1,392,600
Goodwill	1,520,600	1,520,600
Intangible assets, net	6,303,600	6,769,100
Other assets	49,100	51,000
Total assets	$24,682,500	$21,833,300

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,376,900	$1,939,400
Accrued expenses	860,900	964,800
Income taxes payable	197,300	-
Current maturities of long-term debt	800,000	800,000
Total current liabilities	4,235,100	3,704,200

Line-of-credit	-	750,000
Long-term debt, net of current maturities and debt issuance costs	556,100	1,137,300
Total liabilities	4,791,200	5,591,500

Shareholders’ equity:
Preferred stock, no par value, authorized 20,000,000 shares; no shares issued and outstanding	-	-
Common stock; $0.10 par value, authorized 50,000,000 shares; issued and outstanding 11,885,839 shares (2017) and 11,749,589 shares (2016)	1,188,600	1,175,000
Capital in excess of par	6,382,500	6,177,800
Retained earnings	12,320,200	8,889,000
Total shareholders’ equity	19,891,300	16,241,800
Total liabilities and shareholders’ equity	$24,682,500	$21,833,300

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$3,431,200	$1,013,500
Adjustment to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	591,400	264,900
Stock-based compensation	183,500	189,500
Deferred income taxes	829,200	649,600
Change in operating assets and liabilities:
Accounts receivable	304,200	(2,774,700)
Inventories	(3,842,600)	(305,500)
Prepaid expenses and other assets	(75,300)	(54,200)
Income taxes payable (receivable)	204,300	(13,400)
Accounts payable and accrued expenses	333,600	906,300
Total adjustments to net income	(1,471,700)	(1,137,500)
Net cash provided (used) by operating activities	1,959,500	(124,000)

Cash flows from investing activities:
Cash paid for Acquisition	-	(9,000,000)
Purchase of property and equipment	(352,600)	(223,600)
Net cash used by investing activities:	(352,600)	(9,223,600)

Cash flows from financing activities:
Borrowing under line-of-credit	-	3,694,100
Repayments under line-of-credit	(750,000)	(1,794,100)
Proceeds from issuance of long-term debt	-	2,400,000
Repayments of long-term debt	(600,000)	(200,000)
Debt issuance costs	-	(75,200)
Proceeds from exercise of stock options	34,800	30,500
Net cash (used) provided by financing activities:	(1,315,200)	4,055,300

Net increase (decrease) in cash and cash equivalents	291,700	(5,292,300)

Cash and cash equivalents, beginning of period	2,097,300	7,165,100
Cash and cash equivalents, end of period	$2,389,000	$1,872,800

Supplemental disclosures:
Cash paid during the period for interest	$101,500	$77,500
Cash paid during the period for income taxes	$865,700	$-

Supplemental disclosure of non-cash activity:

In connection with the Company’s Acquisition (defined in Note 5) during the nine months ended September 30, 2016, the Company acquired $400,000 of inventory, intangible assets of $7,079,400, and goodwill of $1,520,600 for a total of $9,000,000.

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

Our Condensed Consolidated Financial Statements (Unaudited) include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

(c)	Basis of Presentation

The Condensed Consolidated Statements of Income, Condensed Consolidated Balance Sheets, and the Condensed Consolidated Statements of Cash Flows included in this Report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2017 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the period ended September 30, 2017 are not necessarily indicative of the operating results for the full year.

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

During the nine months ended September 30, 2017 and 2016, we sold approximately $0 and $306,800, respectively, of our relevant accounts receivable to Wells Fargo for approximately $0 and $305,200, respectively. The difference between the invoiced amount of the receivable and the cash that we received from Wells Fargo is a cost to us. This cost is in lieu of any cash discount our customer would have been allowed and, thus, is treated in a manner consistent with standard trade discounts granted to our customers.

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

Inventories were comprised of the following at:

	September 30, 2017	December 31, 2016
Finished goods	$7,364,900	$2,668,700
Raw materials	2,133,600	3,035,000
Inventory reserve for obsolescence	(14,600)	(62,400)
	$9,483,900	$5,641,300
(h)	Property and Equipment

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

Financial instruments which potentially subject us to concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain our cash balances in the form of bank demand deposits with financial institutions that we believe are creditworthy. During the nine months ended September 30, 2017, we have maintained balances in various operating accounts in excess of federally insured limits. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. We have no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

The recorded amounts for cash and cash equivalents, receivables, other current assets, accounts payable, accrued expenses, and current maturities of long-term debt approximate fair value due to the short-term nature of these financial instruments. The recorded amount of long-term debt approximates fair value and is estimated primarily based on current market rates for debt with similar terms and remaining maturities. At September 30, 2017, we had long-term debt of $1,400,000 and no outstanding balance on our line-of-credit. At December 31, 2016 we had long-term debt of $2,000,000 and a $750,000 outstanding balance on our line-of-credit.

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

The effective tax rate for the nine months ended September 30, 2017 and 2016 was 35.6% and 40.8% respectively, which differs from the statutory income tax rate due to permanent book to tax differences.

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

At September 30, 2017 and December 31, 2016 approximately $831,400 and $1,184,700, respectively, had been reserved as a reduction of accounts receivable. Trade promotions to our customers and incentives such as coupons to our consumers are deducted from gross sales and totaled $1,854,100 and $1,584,500 for the nine months ended September 30, 2017 and 2016, respectively, and totaled $522,300 and $616,300 for the three months ended September 30, 2017 and 2016, respectively.

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

(p)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out as selling expenses. Other selling expenses consist primarily of wages and benefits for sales and sales support personnel, travel, brokerage commissions and promotional costs, as well as certain other indirect costs. Shipping and handling costs totaled $1,864,400 and $1,149,600 for the nine months ended September 30, 2017 and 2016, respectively, and totaled $611,200 and $439,000 for the three months ended September 30, 2017 and 2016, respectively.

General and administrative expenses consist primarily of wages and benefits associated with management and administrative support departments, business insurance costs, professional fees, office facility related expenses, and other general support costs.

(q)	Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). This guidance, as amended by subsequent ASUs on the topic, outlines a comprehensive model for determining revenue recognition for contracts with customers, which replaces numerous industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. This guidance implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The new guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts and customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The new guidance is effective for reporting periods beginning after December 15, 2017, and early adoption is permitted. Entities can transition to the new guidance either retrospectively or as a cumulative-effect adjustment as of the date of the adoption. We have substantially completed our assessment of the new guidance and continue to make progress on its implementation. We plan to adopt the new guidance on January 1, 2018, on a “full retrospective” basis. Currently, we believe that the new guidance is not expected to have a material impact on our financial statements and we are currently assessing the need for expanded financial disclosures, if any.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Payments” (“ASU 2016-15”), which provides guidance on eight specific cash flow issues with the objective of reducing diversity in practice. Application of ASU 2016-15, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2017. Early adoption is permitted. ASU 2016-15 is not expected to have a material impact on our financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), which provides a more defined framework to use in determining when a set of assets and activities is a business. ASU 2017-01 also provides greater consistency in applying the guidance, making the definition of a business more operable. ASU 2017-01 is effective for public companies for annual periods, including interim periods, beginning after December 15, 2017. ASU 2017-01 is not expected to have a material impact on our financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. ASU 2017-09 is effective for public companies for annual periods, including interim periods, beginning after December 15, 2017, with early adoption permitted. ASU 2017-09 is not expected to have a material impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We anticipate that most of our operating leases will result in recognition of additional assets and the corresponding liabilities on the Consolidated Balance Sheets. We have not determined the amount of these transactions or the final impact to our earnings as the actual impact will depend on the Company’s lease portfolio at the time of adoption.

In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). ASU 2016-13 is not expected to have a material impact on our financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by elimination of the Step 2 requirement to calculate the implied fair value of goodwill. Instead, if a reporting unit’s carrying amount exceeds its fair value, an impairment charge will be recorded based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. ASU 2017-04 will be applied prospectively and is effective for impairment tests performed after December 15, 2019, with early adoption permitted. ASU 2017-04 is not expected to have a material impact on our financial statements.

Note 2.	Stock-Based Compensation

During the nine months ended September 30, 2017, we granted: (i) options to acquire 16,560 shares of our common stock to employees at prices ranging between $1.80 and $2.25 per share; and (ii) options to acquire 30,000 shares of our common stock to a non-employee board member at a price of $2.25 per share. During the nine months ended September 30, 2016, we granted options to acquire 3,000 shares of our common stock to an employee at a price of $1.20 per share.

The weighted average fair market value of the options granted in the nine months ended September 30, 2017 and 2016 was estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

	September 30, 2017	September 30, 2016
Expected life of options (using the “simplified” method)	4 years	6 years
Average risk-free interest rate	1.44%	1.50%
Average expected volatility of stock	78%	134%
Expected dividend rate	None	None
Fair value of options granted	$55,100	$3,488

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) totaled $183,500 and $189,500 in the nine months ended September 30, 2017 and 2016, respectively, and totaled $71,500 and $61,600 in the three months ended September 30, 2017 and 2016, respectively. Approximately $495,000 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next 12-60 months, depending on the vesting provisions of the options. There was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible.

In 2005, we adopted a stock option plan for our employees, officers and directors (the “2005 Plan”). In 2015, we adopted a stock option plan for our employees, officers and directors (the “2015 Plan”) to replace the 2005 Plan, which expired on March 31, 2015.

Activity under our two stock option plans is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
2005 Plan
Outstanding, December 31, 2016	628,313	$0.63	3.8 years	$510,000
Granted	-
Exercised	(136,250)
Cancelled/Expired	-
Outstanding, September 30, 2017	492,063	$0.73	4.0 years	$865,300
Exercisable, September 30, 2017	378,158	$0.69	3.3 years	$679,000

2015 Plan
Outstanding, December 31, 2016	787,615	$1.27	7.2 years	$136,000
Granted	46,560
Exercised	-
Cancelled/Expired	(49,491)
Outstanding, September 30, 2017	784,684	$1.32	6.6 years	$916,500
Exercisable, September 30, 2017	380,205	$1.31	6.2 years	$449,200

Note 3.	Earnings per Share

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

A reconciliation of the weighted average number of common shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Common shares outstanding, beginning of the period	11,885,839	11,742,329	11,749,589	11,710,745
Weighted average common shares issued	-	5,283	91,368	20,014
Weighted average number of common shares outstanding	11,885,839	11,747,612	11,840,957	11,730,759
Dilutive effect of common share equivalents	474,240	280,344	376,933	238,408
Diluted weighted average number of common shares outstanding	12,360,079	12,027,956	12,217,890	11,969,167

Common stock equivalents that have been excluded from the calculation of earnings per share because they would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	46,600	579,500	89,100	659,000

Note 4.	Segment Information

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

The following provides information on our segments for the three and nine months ended September 30:

	Three Months Ended September 30,
	2017		2016
	Household Products	Skin and Hair Care Products	Household Products	Skin and Hair Care Products
Net sales	$1,409,000	$8,931,600	$1,453,400	$8,483,500
Operating costs and expenses:
Cost of sales	661,600	4,758,400	690,000	5,140,600
Advertising expenses	37,700	72,100	10,300	81,400
Selling expenses	332,000	1,251,400	276,800	1,440,500
General and administrative expenses	367,200	695,500	328,900	889,900
Total operating costs and expenses	1,398,500	6,777,400	1,306,000	7,552,400
Income from operations	10,500	2,154,200	147,400	931,100
Other (expense) income	-	-	(1,100)	2,100
Interest expense	-	(26,400)	-	(60,400)
Income before income taxes	$10,500	$2,127,800	$146,300	$872,800

	Nine Months Ended September 30,
	2017		2016
	Household Products	Skin and Hair Care Products	Household Products	Skin and Hair Care Products
Net sales	$4,189,400	$26,467,600	$4,490,300	$19,784,500
Operating costs and expenses:
Cost of sales	2,010,600	14,638,400	2,148,500	11,306,100
Advertising expenses	353,900	177,200	889,100	537,500
Selling expenses	977,000	3,901,600	1,118,400	3,065,900
General and administrative expenses	1,046,400	2,119,900	1,136,900	2,296,100
Total operating costs and expenses	4,387,900	20,837,100	5,292,900	17,205,600
(Loss) income from operations	(198,500)	5,630,500	(802,600)	2,578,900
Other income	-	-	2,300	10,300
Interest expense	-	(101,500)	(3,500)	(74,000)
(Loss) income before income taxes	$(198,500)	$5,529,000	$(803,800)	$2,515,200

The following is a reconciliation of segment information to consolidated information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$10,340,600	$9,936,900	$30,657,000	$24,274,800
Consolidated income before income taxes	$2,138,300	$1,019,100	$5,330,500	$1,711,400

	September 30, 2017	December 31, 2016
Assets:
Household Products	$2,133,600	$1,850,000
Skin and Haircare Products	21,883,700	18,371,500
Corporate	665,200	1,611,800
Consolidated	$24,682,500	$21,833,300

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

Note 6.	Goodwill and Intangible Assets

Intangible assets consisted of the following:

	As of September 30, 2017			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets:
Customer relationships	$4,022,100	$502,800	$3,519,300	$4,022,100	$201,100	$3,821,000
Trade names	2,362,400	196,800	2,165,600	2,362,400	78,700	2,283,700
Formulas and batching processes	668,600	69,800	598,800	668,600	27,900	640,700
Non-compete agreement	26,300	6,400	19,900	26,300	2,600	23,700
	7,079,400	775,800	6,303,600	7,079,400	310,300	6,769,100
Goodwill			1,520,600			1,520,600
Total intangible assets			$7,824,200			$8,289,700

The amortization expense for the three and nine months ended September 30, 2017 was $155,100 and $465,500, respectively. Amortization expense for the three and nine months ended September 30, 2016 was $155,200.

Estimated amortization expense for 2017 and subsequent years is as follows:

2017 (remaining)	$155,200
2018	620,700
2019	620,700
2020	620,700
2021	617,600
Thereafter	3,668,700
Total	$6,303,600

Note 7.	Long-Term Debt and Line-of-Credit

On June 30, 2016, Neoteric and the Company, as borrowers, entered into the Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”), as lender, pursuant to which Chase provided a term loan and a revolving credit facility that was used to finance a portion of the Acquisition and for the Company’s general corporate purposes and working capital. The term loan amount is $2.4 million with quarterly payments fully amortized over three years and interest of: (i) the LIBO Rate + 3.75%; or (ii) the Prime Rate + 1.00%, with a floor of the one month LIBO Rate + 2.5%. At September 30, 2017, our rate was 4.98%. The revolving credit facility amount is $4 million with interest of: (i) the LIBO Rate + 3.00%; or (ii) the Prime Rate + 0.25%, with a floor of the one month LIBO Rate + 2.5%. At September 30, 2017, our rate was 4.23%. The revolving credit facility will terminate on June 30, 2019 or any earlier date on which the revolving commitment is otherwise terminated pursuant to the Credit Agreement. Under the Credit Agreement we are obligated to pay quarterly an unused commitment fee equal to 0.5% per annum on the daily amount of the undrawn portion of the revolving line-of-credit. The loans are collateralized by all of the assets of the Company and all of its subsidiaries.

The Credit Agreement requires, among other things, that beginning on December 31, 2016 and subsequently on a quarterly basis, the Company maintain a Debt Service Coverage Ratio of no less than 1.25 to 1.0 and a Funded Indebtedness to Adjusted EBITDA Ratio of no greater than 3.0 to 1.0. The Credit Agreement also contains covenants typical of transactions of this type, including among others, limitations on the Company’s ability to: create, incur or assume any indebtedness or lien on Company assets; pay dividends or make other distributions; redeem, retire or acquire the Company’s outstanding common stock, options, warrants or other rights; make fundamental changes to the Company’s corporate structure or business; make investments or asset sales; or engage in certain other activities as set forth in the Credit Agreement. The Company was in compliance with the covenants in the Credit Agreement as of September 30, 2017 and December 31, 2016. Capitalized terms used but not defined shall have the meanings provided in the Credit Agreement.

Maturities of long-term debt are as follows as of September 30, 2017:

2017 (remaining)	$200,000
2018	800,000
2019	400,000
1,400,000
Less unamortized debt issuance costs	(43,900)
Total	$1,356,100

Debt issuance costs recognized as a component of interest expense for the three and nine months ended September 30, 2017 were $6,300 and $18,800, respectively. Debt issuance costs recognized as a component of interest expense for the three and nine months ended September 30, 2016 were $6,200. These costs are amortized using the effective interest method over the term of the loan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Our consolidated net sales for the first nine months ended September 30, 2017 were $30,657,000 versus $24,274,800 for the first nine months ended September 30, 2016, an increase of $6,382,200 or 26.3%. We saw a 76.5% increase in net sales of our own lines of skin and hair care products and a 17.4% increase in net sales of the skin and hair care products that we distribute for other companies. We saw a 6.7% decrease in net sales of our household products. The reasons for the foregoing changes in net sales are described below.

Our consolidated net sales for the three months ended September 30, 2017 were $10,340,600 versus $9,936,900 for the three months ended September 30, 2016, an increase of $403,700 or 4.1%. We saw a 37.5% increase in net sales of our own line of skin care products and an 11.0% decrease in net sales of the skin and hair care products that we distribute for other companies. We saw a 3.1% decrease in net sales of our household products. The reasons for the foregoing changes in net sales are described below.

Our net income for the first nine months ended September 30, 2017 was $3,431,200 versus net income of $1,013,500 in the first nine months ended September 30, 2016. Our net income for the third quarter of 2017 was $1,474,800 versus net income of $603,600 in the third quarter of 2016. The increase in net income for the first nine months ended September 30, 2017 compared to the net income for the same period in 2016 resulted primarily from: (1) increased sales as a result of the Acquisition and further growth of the skin and hair care products that we distribute; (2) an increase in the sales of Alpha® Skin Care products; and (3) the incurrence of professional fees in the first nine months of 2016 related to the Acquisition. These increases were offset in part by an increase in income tax expense and the amortization of the acquired intangible assets. Our income tax expense for the first nine months ended September 30, 2017 was $1,899,300 versus an income tax expense of $697,900 in the first nine months ended September 30, 2016. Our income tax expense in the third quarter of 2017 was $663,500 versus an income tax expense of $415,500 in the third quarter of 2016.

Summary of Results as a Percentage of Net Sales

	Year Ended December 31,	Nine Months Ended September 30,
	2016	2017	2016
Net sales
Household products	17.0%	13.7%	18.5%
Skin and hair care products	83.0%	86.3%	81.5%
Total net sales	100.0%	100.0%	100.0%
Cost of sales	56.9%	54.3%	55.4%
Gross profit	43.1%	45.7%	44.6%
Other revenue	0.0%	0.0%	0.1%
	43.1%	45.7%	44.7%
Operating expenses	34.0%	28.0%	37.3%
Interest expense	0.4%	0.3%	0.3%
	34.4%	28.3%	37.6%
Income before income taxes	8.7%	17.4%	7.1%

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

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Comparative Net Sales

	Nine Months Ended September 30,		Percentage Increase
	2017	2016	(Decrease)
Total household products	$4,189,400	$4,490,300	(6.7%)
Total skin and hair care products	26,467,600	19,784,500	33.8%
Total net sales	$30,657,000	$24,274,800	26.3%

Sales of household products for the first nine months of 2017 accounted for 13.7% of consolidated net sales compared to 18.5% for the same period in 2016. The net sales of these products were $4,189,400 in the first nine months of 2017 compared to $4,490,300 for the same period in 2016, a decrease of $300,900 or 6.7%. This decrease is primarily attributable to: (1) lower sales of our Scott’s Liquid Gold® Floor Restore product due to the first nine months of 2016 including sales at one of our customers who discontinued the product in the second quarter of 2016; and (2) lower sales of our other household products.

Sales of skin and hair care products for the first nine months of 2017 accounted for 86.3% of consolidated net sales compared to 81.5% for the same period in 2016. The net sales of these products were $26,467,600 in the first nine months ended September 30, 2017 compared to $19,784,500 for the same period in 2016, an increase of $6,683,100 or 33.8%, primarily as a result of the addition of the net sales of Prell®, Denorex®, and Zincon®, which we acquired in the Acquisition on June 30, 2016, and increases in the sales of Alpha® Skin Care products and Montagne Jeunesse face masque sachets, and offset by a decrease in the sales of Batiste Dry Shampoo due to changes in our distribution agreement with Church & Dwight Co., Inc. (“Church & Dwight”), as previously disclosed in two Form 8-K filings dated July 17, 2017 and September 7, 2016.

The net sales of our own skin and hair care products were $9,694,800 in the first nine months of 2017 compared to $5,492,800 for the same period in 2016, an increase of $4,202,000 or 76.5%. This increase is primarily attributable to: (1) an increase in the sales of Alpha® Skin Care products; and (2) the addition of the net sales of Prell®, Denorex®, and Zincon®. The net sales of Prell®, Denorex®, and Zincon® were $4,709,800 in the first nine months ended September 30, 2017.

The net sales of Montagne Jeunesse and Batiste Dry Shampoo were $16,772,800 in the first nine months of 2017 compared to $14,291,700 for the same period in 2016, an increase of $2,481,100 or 17.4%. This increase is primarily attributable to increased sales of Montagne Jeunesse face masque sachets.

We paid our customers a total of $1,854,100 in the first nine months of 2017 for trade promotions to support price features, displays, slotting fees and other merchandising of our products compared to $1,584,500 for the same period in 2016, an increase of $269,600 or 17.0%. This increase is primarily attributable to the addition of the sales of Prell®, Denorex®, and Zincon® as well as increased sales of Montagne Jeunesse face masque sachets.

From time to time, our customers return products to us. For our household products, we permit returns only for a limited time. With regard to our skin and hair care products, returns are more frequent under an unwritten industry standard that permits returns for a variety of reasons. In the event a skin and hair care customer requests a return of a product, we will consider the request, and may grant such request in order to maintain or enhance our relationship with the customer, even in the absence of an enforceable right of the customer to do so. Typically, customers that return products to us take a credit on our invoice equal to the original sales price plus a handling charge ranging from 8-10% of the original sales price. Our product returns (as a percentage of net sales) were 0.2% for the first nine months of 2017 and 0.1% for the same period in 2016.

On a consolidated basis, cost of sales was $16,649,000 during the first nine months of 2017 compared to $13,454,600 for the same period in 2016, an increase of $3,194,400 or 23.7%, on a net sales increase of 26.3%. As a percentage of consolidated net sales, cost of sales was 54.3% in the first nine months of 2017 compared to 55.4% for the same period in 2016.

As a percentage of net sales of our household products, the costs of sales for our household products increased to 48.0% in the first nine months of 2017 compared to 47.8% for the same period in 2016.

As a percentage of net sales of our skin and hair care products, the cost of sales for our skin and hair care products decreased to 55.3% in the first nine months of 2017 compared to 57.1% for the same period in 2016. This change varies from period to period based on product mix and trade promotions of the products we make versus the products we distribute for other companies, which have higher costs and higher trade promotions. The underlying costs of the products did not significantly change in the first nine months of 2017 compared to the same period in 2016, except for an increase in certain overhead costs incurred from leasing additional warehouse space starting in the second quarter of 2016.

Operating Expenses, Interest Expense and Other Income

	Nine Months Ended September 30,		Percentage Increase
	2017	2016	(Decrease)
Operating expenses
Advertising	$531,100	$1,426,600	(62.8%)
Selling	4,878,600	4,184,300	16.6%
General and administrative	3,166,300	3,433,000	(7.8%)
Total operating expenses	$8,576,000	$9,043,900	(5.2%)
Other income	$-	$12,600	(100.0%)
Interest expense	$101,500	$77,500	31.0%

Our operating expenses for the first nine months of 2017 were $8,576,000 compared to $9,043,900 for the same period in 2016, a decrease of $467,900 or 5.2%. These expenses consist primarily of advertising, selling, and general and administrative expenses.

Advertising expenses for the first nine months of 2017 were $531,100 compared to $1,426,600 for the same period in 2016, a decrease of $895,500 or 62.8%. This decrease is primarily due to: (1) the one-time expenses we incurred during the first nine months of 2016 relating to the repositioning of our Alpha® Skin Care products and Scott’s Liquid Gold® household products in the marketplace, which were not repeated in 2017; and (2) spending less on a national television campaign in the first nine months of 2017 compared to the same period in 2016 on our Scott’s Liquid Gold® Wood Care product.

Selling expenses for the first nine months of 2017 were $4,878,600 compared to $4,184,300 for the same period in 2016, an increase of $694,300 or 16.6%. This increase is primarily attributable to: (1) an increase in the commissions that we paid our sales brokers and an increase in our costs of freight-out to our customers due to higher sales volume; and (2) an increase in the accrual of probable bonus payments to personnel within our sales and marketing organization compared to the first nine months of 2016. This increase was offset primarily by a reduction in certain marketing and promotional activities compared to the first nine months of 2016.

General and administrative expenses for the first nine months of 2017 were $3,166,300 compared to $3,433,000 for the same period of 2016, a decrease of $266,700 or 7.8%. This decrease is due primarily to a decrease in professional fees in the first nine months of 2017 compared to higher fees in the same period of 2016 related to the Acquisition. This decrease was offset primarily by: (1) an increase in the accrual of probable bonus payments to our management and administrative personnel, compared to the first nine months of 2016; and (2) amortization of the acquired intangible assets.

Other income from interest earned on our cash reserves for the first nine months ended September 30, 2017 and 2016 was $0 and $12,600, respectively.

Interest expense for the first nine months of 2017 was $101,500 compared to $77,500 for the same period in 2016, an increase of $24,000 or 31.0%. The increase is due to borrowings under the Credit Agreement entered into on June 30, 2016 to help fund the Acquisition.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Comparative Net Sales

	Three Months Ended September 30,		Percentage Increase
	2017	2016	(Decrease)
Total household products	$1,409,000	$1,453,400	(3.1%)
Total skin and hair care products	8,931,600	8,483,500	5.3%
Total net sales	$10,340,600	$9,936,900	4.1%

Sales of household products for the third quarter of 2017 accounted for 13.6% of consolidated net sales compared to 14.6% for the same period in 2016. The net sales of these products were $1,409,000 in the third quarter of 2017 compared to $1,453,400 for the same period in 2016, a decrease of $44,400 or 3.1%. This decrease is primarily attributable to lower sales of certain household products, which were partially offset by a slight increase in sales of our Scott’s Liquid Gold® Wood Care product.

Sales of skin and hair care products for the third quarter of 2017 accounted for 86.4% of consolidated net sales compared to 85.4% for the same period in 2016. The net sales of these products were $8,931,600 in the third quarter of 2017 compared to $8,483,500 for the same period in 2016, an increase of $448,100 or 5.3%, primarily as a result of increases in the sales of Alpha® Skin Care products and Montagne Jeunesse face masque sachets, and offset by a decrease in the sales of Batiste Dry Shampoo due to changes in our distribution agreement with Church & Dwight.

The net sales of our own skin and hair care products were $3,919,800 in the third quarter of 2017 compared to $2,849,900 for the same period in 2016, an increase of $1,069,900 or 37.5%. This increase is primarily attributable to an increase in the sales of Alpha® Skin Care products.

The net sales of Montagne Jeunesse and Batiste Dry Shampoo were $5,011,800 in the third quarter of 2017 compared to $5,633,600 for the same period in 2016, a decrease of $621,800 or 11.0%. This decrease is primarily attributable to changes in our distribution agreement with Church & Dwight for Batiste Dry Shampoo, and was partially offset by an increase in sales of Montagne Jeunesse face masque sachets.

We paid our customers a total of $522,300 in the third quarter of 2017 for trade promotions to support price features, displays, slotting fees and other merchandising of our products compared to $616,300 for the same period in 2016, a decrease of $94,000 or 15.3%. This decrease is primarily attributable to: (1) changes in our distribution agreement with Church & Dwight; and (2) a reduction in trade promotions related to Batiste Dry Shampoo.

From time to time, our customers return products to us. For our household products, we permit returns only for a limited time. With regard to our skin and hair care products, returns are more frequent under an unwritten industry standard that permits returns for a variety of reasons. In the event a skin and hair care customer requests a return of a product, we will consider the request, and may grant such request in order to maintain or enhance our relationship with the customer, even in the absence of an enforceable right of the customer to do so. Typically, customers that return products to us take a credit on our invoice equal to the original sales price plus a handling charge ranging from 8-10% of the original sales price. Our product returns (as a percentage of net sales) were 0.3% for the third quarter of 2017 and 0.1% for the same period in 2016.

On a consolidated basis, cost of sales was $5,420,000 during the third quarter of 2017 compared to $5,830,600 for the same period in 2016, a decrease of $410,600 or 7.0%, on a net sales increase of 4.1%. As a percentage of consolidated net sales, cost of sales was 52.4% in the third quarter of 2017 compared to 58.7% for the same period in 2016.

As a percentage of net sales of our household products, the costs of sales for our household products decreased to 47.0% in the third quarter of 2017 compared to 47.5% for the same period in 2016.

As a percentage of net sales of our skin and hair care products, the cost of sales for our skin and hair care products decreased to 53.3% in the third quarter of 2017 compared to 60.6% for the same period in 2016. This change varies from period to period based on product mix and trade promotions of the products we make versus the products we distribute for other companies, which have higher costs and higher trade promotions. The underlying costs of the products did not significantly change in the third quarter of 2017 compared to the same period in 2016.

Operating Expenses, Interest Expense and Other Income

	Three Months Ended September 30,		Percentage Increase
	2017	2016	(Decrease)
Operating expenses
Advertising	$109,800	$91,700	19.7%
Selling	1,583,400	1,717,300	(7.8%)
General and administrative	1,062,700	1,218,800	(12.8%)
Total operating expenses	$2,755,900	$3,027,800	(9.0%)
Other income	$-	$1,000	(100.0%)
Interest expense	$26,400	$60,400	(56.3%)

Our operating expenses for the third quarter of 2017 were $2,755,900 compared to $3,027,800 for the same period in 2016, a decrease of $271,900 or 9.0%. These expenses consist primarily of advertising, selling, and general and administrative expenses.

Advertising expenses for the third quarter of 2017 were $109,800 compared to $91,700 for the same period in 2016, an increase of $18,100 or 19.7%.

Selling expenses for the third quarter of 2017 were $1,583,400 compared to $1,717,300 for the same period in 2016, a decrease of $133,900 or 7.8%. This decrease is primarily attributable to: (1) a reduction in certain marketing and promotional activities; and (2) a decrease in the accrual of probable bonus payments to personnel within our sales and marketing organization compared to the third quarter of 2016. This decrease was offset primarily by an increase in our costs of freight-out to our customers due to higher sales volume.

General and administrative expenses for the third quarter of 2017 were $1,062,700 compared to $1,218,800 for the same period of 2016, a decrease of $156,100 or 12.8%. This decrease is due primarily to: (1) a decrease in professional fees in the third quarter of 2017 compared to higher fees in the same period of 2016 related to the Acquisition; and (2) a decrease in the accrual of probable bonus payments to our management and administrative personnel compared to the third quarter of 2016.

Other income from interest earned on our cash reserves for the third quarter of 2017 and 2016 was $0 and $1,000, respectively.

Interest expense for the third quarter of 2017 was $26,400 compared to $60,400 for the same period in 2016, a decrease of $34,000 or 56.3%. The decrease is due to a lower balance on the term loan and no outstanding balance on the line-of-credit as of September 30, 2017. Both borrowings under the Credit Agreement had higher balances as of September 30, 2016 to help fund the Acquisition.

Liquidity and Capital Resources

Financing Agreements

Please see Note 7 to our Condensed Consolidated Financial Statements (Unaudited) for information on our Credit Agreement with Chase. Please see Note 1(f) to our Condensed Consolidated Financial Statements (Unaudited) for information on our financing agreement with Wells Fargo, which was terminated during 2016.

Liquidity

At September 30, 2017, we had approximately $2.4 million in cash on hand, which was $291,700 more compared to December 31, 2016, primarily due to cash provided by operating activities, and offset by: (1) our use of cash to reduce the outstanding balance on our line-of-credit to zero; (2) repayments of long-term debt; (3) payment of income taxes; and (4) the payment of performance bonuses in the first nine months of 2017 to our management, sales, administrative support and operations personnel that were accrued for in 2016. For the first nine months ended September 30, 2017, the primary components of working capital that significantly affected operating cash flows were the following: (1) net accounts receivable were $304,200 less at September 30, 2017 than at December 31, 2016 due primarily to receivables related to the timing of receiving payment; (2) inventory at September 30, 2017 was $3,842,600 more than at December 31, 2016 due primarily to higher sales volume and the timing of receiving certain inventory from our vendors and shipping our products to our customers; and (3) accounts payable and accrued expenses at September 30, 2017 were $333,600 more than at December 31, 2016 due primarily to bonuses paid to certain employees and the timing of payments on our inventory.

We anticipate that our existing cash and our cash flow from operations, together with our current Credit Agreement with Chase, will be sufficient to meet our cash requirements for the 12 months following the filing date of this Report. During the first nine months of 2017, we spent $352,600 to purchase production and warehouse equipment to improve our manufacturing capabilities and efficiencies and on additional production and warehouse equipment that is primarily related to the Acquisition, and paid an additional $100,000 in deposits for future production and warehouse equipment to be received and placed in service in 2017. We expect to make additional capital expenditures of approximately $90,000 in 2017 on additional production and warehouse equipment that is primarily related to the Acquisition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2017, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the nine months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and subsequent quarterly reports on Form 10-Q, which could materially affect our business, financial condition or future results.

ITEM 6.	EXHIBITS

Exhibit Number	Document
10.1	Amendment to the Exclusive Distribution Agreement, dated April 1, 2015, between Montagne Jeunesse International Limited and Neoteric Cosmetics, Inc.
10.2	Second Amendment to the Exclusive Distribution Agreement, dated September 5, 2017, between Montagne Jeunesse International Limited and Neoteric Cosmetics, Inc.
10.3

Second Amendment to the Customer Agreement, dated as of July 17, 2017, between Church & Dwight Co., Inc. and Neoteric Cosmetics, Inc. incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2017.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certification.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Furnished, not filed.

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

Date: November 14, 2017