Form 10-K
period 2017-12-31
SCOTTS LIQUID GOLD INC
filed 2018-04-02
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-13458

SCOTT’S LIQUID GOLD-INC.

(Exact name of Registrant as specified in its Charter)

Colorado	84-0920811
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4880 Havana Street, Suite 400, Denver, CO	80239
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 373-4860

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.10 Par Value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2017, was $23,165,002.

The number of shares of Registrant’s Common Stock outstanding as of March 30, 2018 was 12,023,716.

Certain information required by Part III is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be filed within 120 days after December 31, 2017.

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of U.S. federal securities laws. All statements, other than statements of historical facts, included in this Report that address activities, events, or developments with respect to our financial condition, results of operations, or economic performance that we expect, believe, or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements. You can typically identify forward-looking statements by the use of words, such as “may,” “could,” “should,” “assume,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “potential,” “plan,” and other similar words. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and our performance inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to:

•	changing consumer preferences and the continued acceptance of each of our significant products in the marketplace;
•	the degree of success of any new product or product line introduction by us;
•	competitive factors, including any decrease in distribution of (i.e., retail stores carrying) our significant products;
•	continuation of our distributorship agreement for Montagne Jeunesse skin care products and Batiste Dry Shampoos;
•	the need for effective advertising of our products and limited resources available for such advertising;
•	new competitive products and/or technological changes;
•	dependence upon third party vendors and upon sales to major customers;
•	the availability of necessary raw materials and potential increases in the prices of these raw materials;
•	changes in the regulation of our products, including applicable environmental and U.S. Food and Drug Administration (“FDA”) regulations;
•	the continuing availability of financing on terms and conditions that are acceptable to us;
•	the degree of success of the integration of product lines or businesses we may acquire;
•	future losses which could affect our liquidity;
•	the loss of any executive officer;
•	dependence on the efforts of our exclusive distributor in the People’s Republic of China (“PRC”) to market and sell certain of our products there; and
•	other matters discussed in this Report, including the risks described in the Risk Factors section of this Report.

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

General

Scott’s Liquid Gold-Inc., a Colorado corporation, was incorporated on February 15, 1954. Through our wholly-owned subsidiaries, we develop, manufacture, market and sell quality household and skin and hair care products. These products include:

•	Scott’s Liquid Gold® Wood Care, a product that has been sold in the United States for over 60 years;
•	Alpha® Skin Care, our skin care brand, which was one of the first to use alpha hydroxy acids (“AHAs”);
•	Prell® Shampoo, an iconic brand since 1947, is a classic clean shampoo for healthy hair;
•	Denorex® and Zincon® Shampoos and Conditioners are dermatologist-recommended medicated dandruff shampoos and conditioners;
•	Our Neoteric Diabetic® product which was specially developed to address the skin conditions of persons living with diabetes;
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
Scott’s Liquid Gold® Dust ’N Go Wipes

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

For 2018, we plan to pursue the following primary goals: (1) continue to increase sales by strengthening and broadening consumer awareness of our products; (2) continue to add additional products to the mix of products that one or more of our existing major customers already buy from us; (3) continue to obtain new distribution of our products at retailers that currently do not buy products from us; and (4) continue to evaluate potential products to be developed, acquired, manufactured and/or distributed by us.

Household Products

Scott’s Liquid Gold® Wood Care has been our core product since our inception. It has been sold in the United States for over 60 years. Unlike a furniture polish, our product contains natural oils that penetrate the wood’s surface to clean, replace lost moisture, minimize the appearance of scratches and bring out the natural beauty of wood. We have also introduced an additional wood care product in a wipe form, and a floor restore product. Our Dust ’N Go pre-moistened cloth wipes are quick, easy and convenient dusting wipes for wood and numerous other surfaces, and our Scott’s Liquid Gold® Floor Restore product is a quick and easy way to renew and protect hardwood floors.

Household products accounted for 13.4% of our consolidated net sales in 2017 and 17.0% in 2016. We continually evaluate potential new household products to be developed, acquired, manufactured and/or distributed by us.

Skin and Hair Care Products

In 1992, we began to develop, manufacture, market and sell skin care products under the trade name of Alpha Hydrox®. These products include facial care products, a body lotion, and a body wash. Our Alpha Hydrox® skin care brand was one of the first to use AHAs. Products containing AHAs gently slough off dead skin cells to promote a healthier, more youthful appearance and help to diminish fine lines and wrinkles. Starting in January 2016, we began marketing and selling our Alpha Hydrox® Skin Care line of products under the trade name of Alpha® Skin Care.  There were several reasons for the change in names, including the desire to reflect that our line of skin care products is broader than just products containing AHAs.

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

Since 2001, we have been the exclusive distributor in the United States for face and other skin care masque sachets manufactured by Montagne Jeunesse International Ltd. (“Montagne Jeunesse”). These masque sachets are currently sold under the trade name 7th Heaven. Montagne Jeunesse is based in the United Kingdom. Their sachet products are currently sold worldwide. These masques are sold for single use in unique and attractive packages in a wide assortment of types and fragrances. A significant portion of our business consists of the sale of these sachet products. See “Manufacturing and Suppliers” in this Item 1 below for information on the terms of our agreement with Montagne Jeunesse.

We have been a distributor in the United States for Batiste Dry Shampoo since 2009. Under our distribution agreement with the manufacturer of Batiste Dry Shampoo, Church & Dwight Co. Inc. (“Church & Dwight”), we are the exclusive distributor in the United States of Batiste Dry Shampoo in the specialty retailer channel.  The specialty retailer channel includes primarily beauty supply stores, such as Ulta Salon, Cosmetics & Fragrance, Inc. (“Ulta”), our second largest customer, apparel retailers, and department stores. Dry shampoo is a quick and convenient way to refresh hair between washes. Batiste was one of the innovators of dry shampoo that we believe is currently one of the top selling brands of dry shampoo in the United States. See “Manufacturing and Suppliers” in this Item 1 below for information on the terms of our agreement with Church & Dwight.

Skin and hair care products accounted for 86.6% of our consolidated net sales in 2017 and 83.0% in 2016. We continually evaluate potential new skin and hair care products as well as other beauty care products to be developed, acquired, manufactured and/or distributed by us.

Marketing and Distribution

We primarily market our products through: (1) trade promotions to support price features, displays, slotting fees and other merchandising of our products by our retail customers; (2) consumer incentives such as coupons and rebates; and (3) consumer marketing in print, social and digital media and television advertising.

Our products are sold nationally and internationally (primarily Canada and China), directly through our sales force and indirectly through independent brokers and manufacturer’s representatives, to mass merchandisers, drugstores, supermarkets, hardware stores, e-commerce retailers, and other retail outlets and to wholesale distributors.

In 2017 and 2016, Wal-Mart Stores, Inc. (“Wal-Mart”) accounted for approximately 33% and 32%, respectively, of our net sales of household products. For our skin and hair care products, Wal-Mart accounted for approximately 25% and 18% of our net sales in 2017 and 2016, respectively. Wal-Mart accounted for approximately 26% and 21% of our aggregate net sales on a consolidated basis in 2017 and 2016, respectively. In 2017 and 2016, Ulta accounted for approximately 25% and 29%, respectively, of our skin and hair care products and approximately 22% and 24% of our aggregate net sales on a consolidated basis in 2017 and 2016, respectively. In 2017 and 2016, TJ Maxx and Marshalls (collectively, “TJ Maxx”) together accounted for approximately 9% and 14%, respectively, of our skin and hair care products and approximately 8% and 12% of our aggregate net sales on a consolidated basis in 2017 and 2016, respectively. As is typical in our industry, we do not have a long-term contract with Wal-Mart, Ulta, TJ Maxx or any other retail customer.

We also use our Scott’s Liquid Gold and Neoteric Cosmetics websites for sales of our products directly to consumers. Such sales accounted for approximately 7% and 6% of total net sales in 2017 and 2016, respectively.

Our household and skin and hair care products are available in China, Canada, and certain other foreign countries. Currently, foreign sales are made to distributors who are responsible for the selling and marketing of the products, and we are paid for these products in United States dollars or in the case of sales to our Canadian distributor, in Canadian dollars.

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

Manufacturing and Suppliers

We owned all of our manufacturing facilities until February 1, 2013, when we sold the facilities and entered into a lease with the new owner for a portion of the facilities. Please see Note 12 to our Consolidated Financial Statements in Item 8 for information on our leasing back certain of the manufacturing facilities that we sold. We own and operate all of our manufacturing equipment. We manufacture all of our products with the exception of the following products: (1) those products for which we act as a distributor; (2) Denorex® and Zincon®, which were acquired in the Acquisition; and (3) our Scott’s Liquid Gold® Dust ’N Go wipes. We plan to start manufacturing Denorex® and Zincon® during 2018. We maintain sufficient inventories of all of our products to ship most orders as they are received.

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

In 2001, Neoteric commenced purchases of face and other skin care sachets from Montagne Jeunesse under a distributorship agreement covering the United States. Pursuant to our distribution agreement with Montagne Jeunesse that became effective on September 15, 2014, we continue as the exclusive distributor to market and sell Montagne Jeunesse’s face and other skin care sachets in the United States. The current term of our distribution agreement with Montagne Jeunesse expires on September 15, 2019. Our distribution agreement with Montagne Jeunesse automatically renews for two year terms, unless terminated at the end of any such term upon six months prior notice.

Under the terms of the distribution agreement with Montagne Jeunesse, Neoteric agreed, among other things: (1) not to distribute during the duration of the distribution agreement any goods of the same description as and which compete with the Montagne Jeunesse products; (2) to use our commercially reasonable endeavors to develop, promote and sell the products in the United States and to expand the sale of the Montagne Jeunesse products to all potential purchasers by all reasonable and proper means; (3) to purchase certain core products from Montagne Jeunesse; and (4) to maintain an inventory of the Montagne Jeunesse products for our own account for sale of these products throughout the United States. Further, under the terms of our distribution agreement, Montagne Jeunesse agreed to use commercially reasonable efforts to meet all of our orders for the Montagne Jeunesse products. The initial pricing terms for the products were negotiated with Montagne Jeunesse. Any changes to the prices must be mutually agreed to by both parties and must be agreed to at least six months in advance. Neoteric may not assign or transfer any rights or obligations under the distribution agreement with Montagne Jeunesse or subcontract the performance of any obligation.

Under our distribution agreement with Church & Dwight that became effective on January 1, 2015, as amended effective July 1, 2016 and July 17, 2017, respectively, we are the exclusive distributor of Batiste Dry Shampoo products in the specialty retailer channel in the United States. The specialty retailer channel includes primarily beauty supply stores, such as Ulta, our second largest customer, apparel retailers and department stores. Church & Dwight retained the rights to sell Batiste products to the remainder of the market in the United States.

The distribution agreement with Church & Dwight provides that we will not be permitted to manufacture, distribute or sell any products that are competitive with Batiste Dry Shampoo products. The initial pricing terms for the Batiste products were negotiated with Church & Dwight, but may be increased by Church & Dwight at any time upon 90 days’ prior written notice of any price increase. The term of the distribution agreement with Church & Dwight runs through December 31, 2018 and will automatically renew for successive one year terms until it is terminated by either party upon 30 days’ prior written notice.

Competition

Both the household and skin and hair care products markets are highly competitive. We compete in both markets against a range of competitors, most of which are significantly larger and have greater financial resources, name recognition and product and market diversification than us. We compete in both categories primarily on the basis of quality and the distinguishing characteristics of our products. The wood care product category is dominated by three to five companies that are significantly larger than us and each of these competitors produces several competing products. In the skin and hair care category, several of our competitors are significantly larger than us and each of these competitors produces several competing products. Some of these companies also manufacture products with AHAs with which our Alpha® Skin Care products must compete.

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

Our production facility is also subject to Federal, state, and local regulations governing water quality, air quality, and waste related to stationary sources. We have obtained the necessary permits from the state of Colorado, which implements the delegated Federal programs. These programs regulate the emissions, discharges, and waste generated in the production of our products.  Like the Federal standards for our products, we continue to monitor the standards and take measures to comply with them.

Many of our skin care products, several of which contain AHAs, are considered cosmetics within the definition of the Federal Food Drug and Cosmetic Act (the “FFDCA”). The FFDCA defines cosmetics as products intended for cleansing, beautifying, promoting attractiveness or altering the appearance without affecting the body’s structure or functions. Our cosmetic products are subject to the regulations under the FFDCA and the Fair Packaging and Labeling Act. The relevant laws and regulations are enforced by the FDA. Such laws and regulations govern the ingredients and labeling of cosmetic products and set forth good manufacturing practices for companies to follow. Although FDA regulations require that the safety of a cosmetic ingredient be substantiated prior to marketing, there is no requirement that a company submit the results of any testing performed or any other data or information with respect to any ingredient to the FDA. As to our products containing AHAs, based on guidance and Q&A’s published by the FDA, we believe we are appropriately marketing our products as cosmetics and our labeling fully complies with the FDA’s guidance.

Our advertising is subject to regulation under the Federal Trade Commission Act and related regulations, which prohibit false and misleading claims in advertising. We believe that all of our labeling and promotional materials comply with these regulations.

Employees

As of March 30, 2018, we employ 66 people of which 37 full-time and 1 part-time work in plant and production related functions and 28 work in administrative, sales and advertising functions. No contracts exist between us and any union. We monitor wage and salary rates in the Rocky Mountain area and pursue a policy of providing competitive compensation to our employees. The compensation of our executive officers is subject to annual review by the Compensation Committee of our Board of Directors. Additional benefits that we provide for our employees include medical, vision and dental plans, short-term disability, life insurance, a 401(k) plan with matching contributions for employees earning $50,000 or less per annum and an employee stock ownership (ESOP) plan. We consider our employee relations to be satisfactory.

Patents and Trademarks

At present, we own one patent for our Neoteric Diabetic® Healing Cream. Additionally, we actively use our registered trademarks for Scott’s Liquid Gold®, Alpha® Skin Care, Prell®, Denorex®, Zincon®, and Neoteric® in the United States and have registered trademarks in a number of additional countries. Our registered trademarks protect names and logos relating to our products as well as the design of boxes for certain of our products.

During 2017 and 2016, our expenditures for research and development were insignificant.

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

We believe the growth of our net sales is substantially dependent upon our ability to introduce our products to current and new consumers through advertising and marketing. At present, we have limited resources compared to many of our competitors to spend on advertising and marketing. Advertising and marketing can be important in reaching consumers, although the effectiveness of any particular advertisement and marketing cannot be predicted. Additionally, we may not be able to obtain optimal effectiveness at our current advertising and marketing budget. Our limited resources to promote our products through advertising and marketing may adversely affect our net sales and operating performance.

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

For more than a majority of our sales, we are dependent upon sales to a small number of major retail customers, including Wal-Mart, which is our largest customer and Ulta, which is our second largest customer. The easy access of consumers to our products is dependent upon these major retail stores and other retail stores carrying our products. The willingness of these customers (i.e., retail stores) to carry any of our products depends on various factors, including the level of sales of the product at their stores. Any declines in sales of a product to consumers can result in the loss of retail stores and a corresponding decrease in the distribution of the product. It is uncertain whether the consumer base served by these stores would purchase our products at other retail stores. In the past, sales of our products have been affected by retail stores which discontinue a product or carry the product in fewer stores.

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

Until we start to manufacture the Denorex® and Zincon® products that we acquired in the Acquisition we face the risk that there may be issues starting the manufacturing or that costs for these products will increase, thereby affecting either our ability to sell the products or our gross margin on the products.

We previously obtained these products in the Acquisition from a third party contract manufacturer. We have terminated our relationship with this third party contract manufacturer after purchasing enough inventory of these products to last us until we start manufacturing Denorex® and Zincon® products ourselves during 2018. We may not have sufficient inventory of these products if there is a delay in our starting the manufacturing of them.

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

Regulations affecting our products include requirements of the FDA for cosmetic products and environmental regulations affecting emissions from the manufacture of our products. In the past, the FDA has mentioned the treatment of products with AHAs as drugs, which could make our production and sale of certain Alpha® Skin Care products more expensive or prohibitive. Also, in the past, we have been required to change the formulation of our household products to comply with environmental regulations and may be required to do so again in the future if the applicable regulations are further amended.

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

Our international operations in China expose us to a number of risks.

We have little experience with international distribution of our products in China.  There is both cost and risk associated with establishing, developing, and maintaining international sales operations, and promoting our brand internationally. Effective January 1, 2018, we entered into a distribution agreement where we appointed HK NFS Limited (“HK NFS”), a Hong Kong limited company to act as the exclusive distributor of Alpha® Skin Care products in the territory of the PRC. The PRC’s economic, political, and social conditions, and its government policies, could adversely affect our business. We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We rely on trademark, copyright, and trade secret laws, which may not be sufficient to protect our intellectual property.

We rely on a combination of laws, such as copyright, trademark and trade secret laws, and contractual restrictions, such as confidentiality provisions and limited licenses, to establish and protect our intellectual property. We have registered U.S. and foreign country trademarks, and HK NFS has contractually agreed to undertake steps to prevent counterfeiting of our products and to otherwise protect our trademarks in the PRC. These forms of intellectual property protection are critically important to our ability to establish and maintain our competitive position. However, it is possible that laws, contractual restrictions, and other efforts may not be sufficient to prevent misappropriation of our property or to deter others from developing similar intellectual property.

Our goodwill and other assets may to be subject to impairment in the future.

We are required, at least annually, to test goodwill and indefinite intangible assets to determine if any impairment has occurred. Impairment may result from various factors, including adverse changes in assumptions used for valuation purposes, such as actual or projected revenue growth rates, profitability or discount or interest rates. If the testing indicates that an impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or indefinite intangible assets and the implied fair value of the goodwill or the fair value of indefinite intangible assets.

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

ITEM 3.LEGAL PROCEEDINGS.

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

Three Months Ended	2017		2016
	High	Low	High	Low
March 31	$1.70	$1.32	$1.35	$1.15
June 30	2.95	1.61	1.47	1.17
September 30	2.69	2.07	1.79	1.19
December 31	2.90	2.11	1.44	1.05

Shareholders

As of March 30, 2018, based on inquiry, we had approximately 678 shareholders of record.

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

Our reserve for customer allowances primarily includes reserves for trade promotions to support price features, displays, slotting fees and other merchandising of our products to our customers. The actual level of returns and customer allowances are influenced by several factors, including the promotional efforts of our customers, changes in the mix of our customers, changes in the mix of the products we sell and the maturity of the product. We may change our estimates based on actual results and consideration of other factors that cause returns and allowances. In the event that actual results differ from our estimates, the results of future periods may be impacted.

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

Inventories Valuation and Reserves

Inventories consist of raw materials and finished goods and are stated at the lower of cost (first-in, first-out method) or net realizable value, which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We estimate an inventory reserve for slow moving and obsolete products and raw materials based upon, among other things, an assessment of historical and anticipated sales of our products. In the event that actual results differ from our estimates, the results of future periods may be impacted. We record a reserve for slow moving and obsolete products and raw materials. We estimate this reserve based upon historical and anticipated sales. Amounts are stated in Note 2, “Inventories,” to our Consolidated Financial Statements in Item 8.

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

Results of Operations

Our consolidated net sales for 2017 were $42,186,200 compared to $35,228,400 for 2016, an increase of $6,957,800 or 19.8%. We saw a 67.2% increase in net sales of our own line of skin and hair care products and a 7.4% increase in net sales of the skin and hair care products that we distribute for other companies. We saw a 5.4% decrease in net sales of our household products. The reasons for the foregoing changes in net sales of our products are described below.

Our net income for 2017 was $4,662,400 compared to a net income of $1,854,500 for 2016, an increase of $2,807,900 or 151.4%. The increase in net income for 2017 compared to the net income for 2016 resulted primarily from: (1) increased sales as a result of the Acquisition and further growth of the skin and hair care products that we distribute; (2) an increase in the sales of Alpha® Skin Care products; and (3) the incurrence of professional fees in 2016 related to the Acquisition. The increase in net income was offset in part by additional income tax expense and additional amortization of the acquired intangible assets. Our income tax expense for 2017 was $2,827,100 versus expense of $1,248,100 for 2016. See Note 1(k), “Income Taxes,” and Note 7, “Income Taxes,” to our Consolidated Financial Statements in Item 8.

Summary of Results as a Percentage of Net Sales

	Year Ended December 31,
	2017	2016
Net sales
Household products	13.4%	17.0%
Skin and hair care products	86.6%	83.0%
Total net sales	100.0%	100.0%
Cost of sales	54.1%	56.9%
Gross profit	45.9%	43.1%
Expenses
Operating expenses	27.8%	34.0%
Interest expense	0.3%	0.4%
Total expenses	28.1%	34.4%
Income before income taxes	17.8%	8.7%

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

Comparative Net Sales

	Year Ended December 31,		Percentage Increase
	2017	2016	(Decrease)
Total household products	$5,668,100	$5,992,600	(5.4%)
Total skin and hair care products	36,518,100	29,235,800	24.9%
Total net sales	$42,186,200	$35,228,400	19.8%

Sales of household products for 2017 accounted for 13.4% of consolidated net sales compared to 17.0% for the same period in 2016. During 2017, the sales of our household products were $5,668,100 as compared to $5,992,600 for the same period in 2016, a decrease of $324,500 or 5.4%. This decrease is attributable primarily to: (1) lower sales of our Scott’s Liquid Gold® Floor Restore product because one of our customers discontinued the product in the second quarter of 2016; and (2) lower sales of our other household products.

Sales of skin and hair care products for 2017 accounted for 86.6% of consolidated net sales compared to 83.0% in 2016. The net sales of these products were $36,518,100 in 2017 compared to $29,235,800 in 2016, an increase of $7,282,300 or 24.9%, primarily as a result of the addition of the net sales of Prell®, Denorex®, and Zincon®, which we acquired in the Acquisition on June 30, 2016, and increases in the sales of Alpha® Skin Care products primarily to exporters to China and to Amazon.com, Inc., and Montagne Jeunesse face masque sachets to existing customers, and offset by a decrease in the sales of Batiste Dry Shampoo due to changes in our distribution agreement with Church & Dwight, as previously disclosed in two Form 8-K filings dated July 17, 2017 and September 7, 2016.

The net sales of our own skin and hair care products were $14,314,100 in 2017 compared to $8,561,700 in 2016, an increase of $5,752,400 or 67.2%. This increase is primarily attributable to: (1) an increase in the sales of Alpha® Skin Care products; and (2) the addition of the net sales of Prell®, Denorex®, and Zincon®. The net sales of Prell®, Denorex®, and Zincon® were $6,411,400 in 2017 and $3,412,700 in the second half of 2016 when we owned the Brands.

The net sales of Montagne Jeunesse sachet products and Batiste Dry Shampoo were $22,204,000 in 2017 compared to $20,674,100 in 2016, an increase of $1,529,900 or 7.4%. This increase is primarily attributable to increased sales of Montagne Jeunesse face masque sachets and was offset by a decrease in sales of Batiste Dry Shampoo primarily related to the loss of our ability under our July 17, 2017 amendment to our distribution agreement with Church & Dwight to continue to sell Batiste Dry Shampoo to TJ Maxx.

We paid our customers a total of $3,409,500 in 2017 for trade promotions to support price features, displays, slotting fees and other merchandising of our products, compared to total spending of $2,574,800 in 2016, an increase of $834,700 or 32.4%. This increase is primarily attributable to the addition of the sales and trade promotions of Prell®, Denorex®, and Zincon® as well as increased sales of Montagne Jeunesse face masque sachets.

From time to time, our customers return products to us. For our household products, we permit returns only for a limited time. With regard to our skin and hair care products, returns are more frequent under an unwritten industry standard that permits returns for a variety of reasons. In the event a skin and hair care customer requests a return of a product, we will consider the request, and may grant such request in order to maintain or enhance our relationship with the customer, even in the absence of an enforceable right of the customer to do so. Typically, customers that return products to us take a credit on our invoice equal to the original sales price plus a handling charge ranging from 8-10% of the original sales price. Our product returns (as a percentage of net sales) were 0.13% in 2017 and less than 0.1% in 2016.

On a consolidated basis, cost of sales was $22,820,100 for 2017 compared to $20,036,700 for 2016, an increase of $2,783,400 or 13.9%, on a net sales increase of 19.8%. As a percentage of consolidated net sales, cost of sales was 54.1% in 2017 compared to 56.9% in 2016.

As a percentage of net sales of our household products, the costs of sales for our household products decreased to 49.5% of net sales in 2017 compared to 50.0% in 2016.

As a percentage of net sales of our skin and hair care products, the cost of sales for our skin and hair care products decreased to 54.8% in 2017 compared to 58.3% in 2016. This change varies from period to period based on product mix and trade promotions of the products we make versus the products we distribute for other companies, which have higher costs and higher trade promotions. The underlying costs of the products did not significantly change in 2017 compared to 2016, except for an increase in certain overhead costs incurred from leasing additional warehouse space starting in the second quarter of 2016.

Operating Expenses, Interest Expense and Other Income

	Year Ended December 31,		Percentage Increase
	2017	2016	(Decrease)
Operating expenses
Advertising	$883,500	$1,567,200	(43.6%)
Selling	6,543,100	5,838,000	12.1%
General and administrative	4,314,100	4,571,700	(5.6%)
Total operating expenses	$11,740,700	$11,976,900	(2.0%)
Other income	$-	$12,600	(100.0%)
Interest expense	$135,900	$124,800	8.9%

Our operating expenses for 2017 were $11,740,700 compared to $11,976,900 for 2016, a decrease of $236,200 or 2.0%. These expenses consisted primarily of advertising, selling, and general and administrative expenses.

Advertising expenses for 2017 were $883,500 compared to $1,567,200 for 2016, a decrease of $683,700 or 43.6%. This decrease is primarily due to: (1) the one-time expenses we incurred during 2016 relating to the repositioning of our Alpha® Skin Care products and Scott’s Liquid Gold® household products in the marketplace, which were not repeated in 2017; and (2) spending less on a national television campaign in 2017 compared to 2016 on our Scott’s Liquid Gold® Wood Care product. This decrease was partially offset by a national television campaign for Prell® during the fourth quarter of 2017.

Selling expenses for 2017 were $6,543,100 compared to $5,838,000 for 2016, an increase of $705,100 or 12.1%. This increase is primarily attributable to an increase in the commissions that we paid our sales brokers and an increase in our costs of freight-out to our customers due to higher sales volume. This increase was offset primarily by a reduction in certain marketing and promotional activities compared to 2016.

General and administrative expenses for 2017 were $4,314,100 compared to $4,571,700 for 2016, a decrease of $257,600 or 5.6%. This decrease is due primarily to a decrease in professional fees in 2017 compared to higher fees in 2016 related to the Acquisition and was partially offset by amortization of the acquired intangible assets.

Other income from interest earned on our cash reserves for 2017 and 2016 was $0 and $12,600, respectively.

Interest expense for 2017 was $135,900 compared to $124,800 for 2016, an increase of $11,100 or 8.9%. The increase is due to borrowings under the Credit Agreement entered into on June 30, 2016 to help fund the Acquisition.

During 2017 and 2016, our expenditures for research and development were insignificant.

Liquidity and Capital Resources

Financing Agreements

Please see Note 6 to our Consolidated Financial Statements in Item 8 for information on our Credit Agreement with Chase. Please see Note 1(e) to our Consolidated Financial Statements in Item 8 for information on our financing agreement with Wells Fargo Bank, National Association (“Wells Fargo”), which was terminated during 2016.

Liquidity

At December 31, 2017, we had approximately $4.1 million in cash on hand, which was $2,016,500 more compared to December 31, 2016, primarily due to cash provided by operating activities, and offset by: (1) our use of cash to reduce the outstanding balance on our line-of-credit to zero; (2) repayments of long-term debt; (3) payment of income taxes; and (4) the payment of performance bonuses in 2017 to our management, sales, administrative support and operations personnel that were accrued for in 2016. For 2017, the primary components of working capital that significantly affected operating cash flows were the following: (1) net accounts receivable were $352,200 less at December 31, 2017 than at December 31, 2016 due primarily to the timing of receiving payments; (2) inventory at December 31, 2017 was $3,145,400 more than at December 31, 2016 due primarily to higher sales volume and the timing of receiving certain inventory from our vendors and shipping our products to our customers; and (3) accounts payable and accrued expenses at December 31, 2017 were $312,900 less than at December 31, 2016 due primarily to the timing of payments on our inventory.

We anticipate that our existing cash and our cash flow from operations, together with our current Credit Agreement with Chase, will be sufficient to meet our cash requirements for the next 12 months. During 2017, we spent $484,500 to purchase production and warehouse equipment to improve our manufacturing capabilities and efficiencies and on additional production and warehouse equipment that is primarily related to the Acquisition. We expect to make approximately $200,000 in capital expenditures in 2018 for the same purposes as in 2017.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Scott's Liquid Gold – Inc.

Denver, Colorado

OPINION ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Scott's Liquid Gold – Inc. (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of income, stockholders' equity, and cash flows, for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EKS&H LLLP

April 2, 2018

Denver, Colorado

We have served as the Company's auditor since 2003.

Consolidated Statements of Income

	Year Ended
	December 31,
	2017	2016
Net sales	$42,186,200	$35,228,400
Operating costs and expenses:
Cost of sales	22,820,100	20,036,700
Advertising	883,500	1,567,200
Selling	6,543,100	5,838,000
General and administrative	4,314,100	4,571,700
Total operating costs and expenses	34,560,800	32,013,600
Income from operations	7,625,400	3,214,800
Other income	-	12,600
Interest expense	(135,900)	(124,800)
Income before income taxes	7,489,500	3,102,600
Income tax expense	(2,827,100)	(1,248,100)
Net income	$4,662,400	$1,854,500

Net income per common share
Basic	$0.39	$0.16
Diluted	$0.38	$0.15
Weighted average shares outstanding
Basic	11,852,271	11,735,202
Diluted	12,267,240	11,971,249

See accompanying notes to these Consolidated Financial Statements.

Consolidated Balance Sheets

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$4,113,800	$2,097,300
Accounts receivable, net	3,104,200	3,456,400
Inventories, net	8,786,700	5,641,300
Income taxes receivable	-	7,000
Prepaid expenses	285,100	319,600
Total current assets	16,289,800	11,521,600

Property and equipment, net	908,800	578,400
Deferred tax asset	384,200	1,392,600
Goodwill	1,520,600	1,520,600
Intangible assets, net	6,148,400	6,769,100
Other assets	49,100	51,000
Total assets	$25,300,900	$21,833,300

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,655,900	$1,939,400
Accrued expenses	935,400	964,800
Income taxes payable	365,900	-
Current maturities of long-term debt	800,000	800,000
Total current liabilities	3,757,200	3,704,200

Line-of-credit	-	750,000
Long-term debt, net of current maturities and debt issuance costs	362,400	1,137,300
Total liabilities	4,119,600	5,591,500

Shareholders’ equity:
Preferred stock, no par value, authorized 20,000,000 shares; no shares issued and outstanding	-	-
Common stock; $0.10 par value, authorized 50,000,000 shares; issued and outstanding 11,885,839 shares (2017) and 11,749,589 shares (2016)	1,188,600	1,175,000
Capital in excess of par	6,441,300	6,177,800
Retained earnings	13,551,400	8,889,000
Total shareholders’ equity	21,181,300	16,241,800
Total liabilities and shareholders’ equity	$25,300,900	$21,833,300

See accompanying notes to these Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

	Common Stock
	Shares	Amount	Capital in Excess of Par	Retained Earnings	Total
Balance, December 31, 2015	11,710,745	$1,171,100	$5,901,100	$7,023,600	$14,095,800
Excess tax benefit	-	-	-	10,900	10,900
Stock-based compensation	-	-	248,600	-	248,600
Stock options exercised	38,844	3,900	28,100	-	32,000
Net income	-	-	-	1,854,500	1,854,500
Balance, December 31, 2016	11,749,589	1,175,000	6,177,800	8,889,000	16,241,800
Stock-based compensation	-	-	242,300	-	242,300
Stock options exercised	136,250	13,600	21,200	-	34,800
Net income	-	-	-	4,662,400	4,662,400
Balance, December 31, 2017	11,885,839	$1,188,600	$6,441,300	$13,551,400	$21,181,300

See accompanying notes to these Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2017	2016
Cash flows from operating activities:
Net income	$4,662,400	$1,854,500
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	799,900	458,000
Stock-based compensation	242,300	248,600
Excess tax benefit	-	10,900
Deferred income taxes	1,008,400	1,163,600
Change in operating assets and liabilities:
Accounts receivable	352,200	(2,441,700)
Inventories	(3,145,400)	(542,700)
Prepaid expenses and other assets	36,400	(92,400)
Income taxes payable (receivable)	372,900	(12,300)
Accounts payable and accrued expenses	(312,900)	862,500
Total adjustments to net income	(646,200)	(345,500)
Net cash provided by operating activities	4,016,200	1,509,000

Cash flows from investing activities:
Cash paid for Acquisition	-	(9,000,000)
Purchase of property and equipment	(484,500)	(283,600)
Net cash used by investing activities	(484,500)	(9,283,600)

Cash flows from financing activities:
Borrowing under line-of-credit	-	3,694,100
Repayments under line-of-credit	(750,000)	(2,944,100)
Proceeds from issuance of long-term debt	-	2,400,000
Repayments of long-term debt	(800,000)	(400,000)
Debt issuance costs	-	(75,200)
Proceeds from exercise of stock options	34,800	32,000
Net cash (used) provided by financing activities	(1,515,200)	2,706,800

Net increase (decrease) in cash and cash equivalents	2,016,500	(5,067,800)

Cash and cash equivalents, beginning of period	2,097,300	7,165,100
Cash and cash equivalents, end of period	$4,113,800	$2,097,300

Supplemental disclosures:
Cash paid during the period for interest	$110,800	$112,300
Cash paid during the period for income taxes	$1,445,700	$-

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts in our financial statements of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, the realization of deferred tax assets, reserves for slow moving and obsolete inventory, customer returns and allowances, intangible asset useful lives and amortization method, and stock-based compensation. Actual results could differ from our estimates.

(d)	Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.

(e)	Sale of Accounts Receivable

On March 16, 2011, we entered into a financing agreement with Wells Fargo Bank, National Association (“Wells Fargo”) for the purpose of further lowering the cost of borrowing associated with the financing of our accounts receivable. Pursuant to this agreement, we were able to sell accounts receivable from Wal-Mart at a discount to Wells Fargo. On January 29, 2016 we terminated our agreement with Wells Fargo due to Wal-Mart changing its accounts payable policy.

In 2017 and 2016, we sold approximately $0 and $306,800, respectively, of our relevant accounts receivable to Wells Fargo for approximately $0 and $305,200, respectively. The difference between the invoiced amount of the receivable and the cash that we received from Wells Fargo was a cost to us. This cost was in lieu of any cash discount our customer would have been allowed and, thus, was treated in a manner consistent with standard trade discounts granted to our customers.

The reporting of the sale of accounts receivable to Wells Fargo was treated as a sale rather than as a secured borrowing. As a result, affected accounts receivable were relieved from the Company’s financial statements upon receipt of the cash proceeds.

(f)	Inventories Valuation and Reserves

Inventories consist of raw materials and finished goods and are stated at the lower of cost (first-in, first-out method) or net realizable value, which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We estimate an inventory reserve for slow moving and obsolete products and raw materials based upon, among other things, an assessment of historical and anticipated sales of our products. In the event that actual results differ from our estimates, the results of future periods may be impacted.

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

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the Acquisition discussed in Notes 4 and 5.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests at the reporting unit level, which include the review of factors to determine if it is more-likely-than-not that the fair values of its reporting units were below carrying value. In certain circumstances, these assets are written down to fair value if impaired.

(j)	Financial Instruments

Financial instruments which potentially subject us to concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain our cash balances in the form of bank demand deposits with financial institutions that we believe are creditworthy. As of December 31, 2017, and periodically throughout the year, we have maintained balances in various operating accounts in excess of federally insured limits. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. We have no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

The recorded amounts for cash and cash equivalents, receivables, other current assets, accounts payable, accrued expenses, and current maturities of long-term debt approximate fair value due to the short-term nature of these financial instruments. The recorded amount of long-term debt approximates fair value and is estimated primarily based on current market rates for debt with similar terms and remaining maturities. At December 31, 2017 we had long-term debt of $1,200,000 and no outstanding balance on our line-of-credit. At December 31, 2016 we had long-term debt of $2,000,000 and a $750,000 outstanding balance on our line-of-credit.

(k)	Income Taxes

Income taxes reflect the tax effects of transactions reported in the Consolidated Financial Statements and consist of taxes currently payable plus deferred income taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred income tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. A valuation allowance is provided when it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which related temporary differences become deductible. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

At December 31, 2017 and December 31, 2016 approximately $1,069,700 and $1,184,700, respectively, had been reserved for as a reduction of accounts receivable. Trade promotions to our customers and incentives such as coupons and rebates to the consumer are deducted from gross sales and totaled $3,409,500 and $2,574,800 for the years ended December 31, 2017 and 2016, respectively.

(m)	Advertising Costs

We expense advertising costs as incurred.

(n)	Stock-Based Compensation

We account for share based payments by recognizing compensation expense based upon the estimated fair value of the awards on the date of grant. We determine the estimated grant-date fair value of stock options using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding the components of the model, including the estimated fair value of underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. The Company recognizes compensation costs ratably over the vesting period using the straight-line method, which approximates the service period.

(o)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out as selling expenses. Other selling expenses consist primarily of wages and benefits for sales and sales support personnel, travel, brokerage commissions and promotional costs, as well as certain other indirect costs. Shipping and handling costs totaled $2,614,300 and $1,799,900, for the years ended December 31, 2017 and 2016, respectively.

General and administrative expenses consist primarily of wages and benefits associated with management and administrative support departments, business insurance costs, professional fees, amortization of intangible assets, office facility rent and related expenses and other general support costs.

(p)	Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). This guidance, as amended by subsequent ASUs on the topic, outlines a comprehensive model for determining revenue recognition for contracts with customers, which replaces numerous industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. This guidance implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The new guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts and customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The new guidance is effective for reporting periods beginning after December 15, 2017, and early adoption is permitted. Entities can transition to the new guidance either retrospectively or as a cumulative-effect adjustment as of the date of the adoption. Effective January 1, 2018, we adopted the new guidance on a “full retrospective” basis, which did not have a material impact on our financial statements. We do not expect the new guidance will have a material impact on future periods of our financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Payments” (“ASU 2016-15”), which provides guidance on eight specific cash flow issues with the objective of reducing diversity in practice. Application of ASU 2016-15, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2017. Effective January 1, 2018, we adopted ASU 2016-15. The adoption of this standard did not have a material impact on our financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), which provides a more defined framework to use in determining when a set of assets and activities is a business. ASU 2017-01 also provides greater consistency in applying the guidance, making the definition of a business more operable. ASU 2017-01 is effective for public companies for annual periods, including interim periods, beginning after December 15, 2017. Effective January 1, 2018, we adopted ASU 2017-01. The adoption of this standard did not have a material impact on our financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. ASU 2017-09 is effective for public companies for annual periods, including interim periods, beginning after December 15, 2017. Effective January 1, 2018, we adopted ASU 2017-09. The adoption of this standard did not have a material impact on our financial statements.

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

In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-13 is not expected to have a material impact on our financial statements.

(q)	Recently Adopted Accounting Standards

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by elimination of the Step 2 requirement to calculate the implied fair value of goodwill. Instead, if a reporting unit’s carrying amount exceeds its fair value, an impairment charge will be recorded based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. ASU 2017-04 will be applied prospectively and is effective for impairment tests performed after December 15, 2019, with early adoption permitted. Effective January 1, 2018, we adopted ASU 2017-04. The adoption of this standard did not have a material impact on our financial statements.

Note 2. Inventories

Inventories, consisting of materials, labor and overhead at December 31 were comprised of the following:

	2017	2016
Finished goods	$6,983,600	$2,668,700
Raw materials	1,811,200	3,035,000
Inventory reserve for obsolescence	(8,100)	(62,400)
	$8,786,700	$5,641,300

Note 3. Property, Plant and Equipment

Property, plant and equipment at December 31 were comprised of the following:

	2017	2016
Production equipment	$5,397,200	$4,995,600
Office furniture and equipment	706,200	674,600
Other	217,900	202,400
	6,321,300	5,872,600
Less accumulated depreciation	(5,412,500)	(5,294,200)
	$908,800	$578,400

Depreciation expense for the years ended December 31, 2017 and 2016 was $154,100 and $135,200, respectively.

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

Note 5. Goodwill and Intangible Assets

Intangible assets consisted of the following:

	As of December 31, 2017			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets:
Customer relationships	$4,022,100	$603,300	$3,418,800	$4,022,100	$201,100	$3,821,000
Trade names	2,362,400	236,100	2,126,300	2,362,400	78,700	2,283,700
Formulas and batching processes	668,600	83,700	584,900	668,600	27,900	640,700
Non-compete agreement	26,300	7,900	18,400	26,300	2,600	23,700
	7,079,400	931,000	6,148,400	7,079,400	310,300	6,769,100
Goodwill			1,520,600			1,520,600
Total intangible assets			$7,669,000			$8,289,700

The amortization expense for the years ended December 31, 2017 and 2016 was $620,700 and $310,300, respectively.

Estimated amortization expense for 2018 and subsequent years is as follows:

2018	$620,700
2019	620,700
2020	620,700
2021	617,600
2022	615,400
Thereafter	3,053,300
Total	$6,148,400

Note 6. Long-Term Debt and Line-of- Credit

On June 30, 2016, Neoteric and the Company, as borrowers, entered into a Credit Agreement, as amended (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”), as lender, pursuant to which Chase provided a term loan and a revolving credit facility that was used to finance a portion of the Acquisition and for the Company’s general corporate purposes and working capital. The term loan amount is $2.4 million with quarterly payments fully amortized over three years and interest of (i) the LIBO Rate + 3.75% or (ii) the Prime Rate + 1.00%, with a floor of the one month LIBO Rate + 2.5%. At December 31, 2017, our rate was 5.10%. The revolving credit facility amount is $4 million with interest of (i) the LIBO Rate + 3.00% or (ii) the Prime Rate + 0.25%, with a floor of the one month LIBO Rate + 2.5%. At December 31, 2017, our rate was 4.35%. The revolving credit facility will terminate on June 30, 2019 or any earlier date on which the revolving commitment is otherwise terminated pursuant to the Credit Agreement. Under the Credit Agreement we are obligated to pay quarterly an unused commitment fee equal to 0.5% per annum on the daily amount of the undrawn portion of the revolving line-of-credit. The loans are secured by all of the assets of the Company and all of its subsidiaries.

On January 10, 2018, the Company entered into the First Amendment to the Credit Agreement (the “First Amendment”) which lowered interest rates for the term loan and the revolving credit facility. The term loan bears interest of: (i) the LIBO Rate + 2.5%; or (ii) the Prime Rate, with a floor of the one month LIBO Rate + 2.5%. The revolving credit facility bears interest of (i) the LIBO Rate + 2.5% or (ii) the Prime Rate, with a floor of the one month LIBO Rate + 2.5%. There were no changes to any other key terms of the Credit Agreement.

The Credit Agreement requires, among other things, that beginning on December 31, 2016, the Company maintain a Debt Service Coverage Ratio of no less than 1.25 to 1.0 and a Funded Indebtedness to Adjusted EBITDA Ratio of no greater than 3.0 to 1.0.  The Credit Agreement also contains covenants typical of transactions of this type, including among others, limitations on the Company’s ability to: create, incur or assume any indebtedness or lien on our assets; pay dividends or make other distributions; redeem, retire or acquire the Company’s outstanding common stock, options, warrants or other rights; make fundamental changes to its corporate structure or business; make investments or asset sales; or engage in certain other activities as set forth in the Credit Agreement. The Company was in compliance with the covenants in the Credit Agreement as of December 31, 2017. Capitalized terms used but not defined shall have the meanings provided in the Credit Agreement.

Maturities of long-term debt and line-of-credit are as follows as of December 31, 2017:

2018	$800,000
2019	400,000
1,200,000
Less unamortized debt issuance costs	(37,600)
Total	$1,162,400

Debt issuance costs recognized as a component of interest expense for the years ended December 31, 2017 and 2016 were $25,100 and $12,500, respectively. These costs are amortized using the effective interest method over the term of the Credit Agreement.

Note 7. Income Taxes

The provision for income tax for the years ended December 31 is as follows:

	2017	2016
Current provision:
Federal	$1,806,900	$71,100
State	11,800	2,400
Total current provision	1,818,700	73,500
Deferred provision:
Federal	858,800	1,071,300
State	149,600	103,300
Total deferred provision	1,008,400	1,174,600
Provision:
Federal	2,665,700	1,142,400
State	161,400	105,700
Total provision	$2,827,100	$1,248,100

Income tax expense at the statutory tax rate is reconciled to the overall income tax expense for the years ended December 31 as follows:

	2017	2016
Federal income tax at statutory rates	$2,546,400	$1,054,900
State income taxes, net of federal tax effect	228,900	94,800
Permanent differences	11,400	12,900
Nondeductible stock-based compensation	87,900	81,800
Benefit from domestic manufacturing deduction	(229,300)	-
Impact of change in U.S. corporate income tax rate	193,200	-
Other	(11,400)	3,700
Provision for income taxes	$2,827,100	$1,248,100

Deferred income taxes are based on estimated future tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes given the provision of enacted tax laws. On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted which, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, and resulted in a one-time adjustment to deferred tax assets and liabilities. The TCJA also repealed the domestic manufacturing deduction beginning in 2018. In 2017, we realized a one-time benefit from the domestic manufacturing deduction in the amount disclosed above. The net deferred tax assets and liabilities as of December 31, 2017 and 2016 are comprised of the following:

	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$-	$611,800
Tax credit and other carryforwards	-	491,700
Accounts receivable	196,200	80,000
Inventories	114,400	60,800
Accrued vacation and bonus	24,500	32,600
Intangibles and Goodwill	82,600	113,800
Other	15,200	23,500
Total deferred tax assets	432,900	1,414,200
Deferred tax liabilities:
Accumulated depreciation for tax purposes	(48,700)	(21,600)
Total deferred tax liabilities	(48,700)	(21,600)
Net deferred tax asset	$384,200	$1,392,600

As of December 31, 2017, the Company has utilized all federal and state net operating loss carryovers of approximately $960,000 and $8,220,000, respectively.  As of December 31, 2017, the Company also has utilized all federal tax credit carryforwards related to research and development efforts of approximately $300,000, and all alternative minimum tax credits of approximately $189,000.

During the year ended December 31, 2016, the Company has early adopted ASU 2016-09 relating to stock compensation and appropriately recorded the cumulative effect adjustment to retained earnings.

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

Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. As we had no uncertain tax benefits during 2017 and 2016, we had no accrued interest or penalties related to uncertain tax positions in either year.

We and our subsidiaries are subject to the following material taxing jurisdictions: United States and Colorado. The tax years that remain open to examination by the Internal Revenue Service are 2014 and years thereafter. The tax years that remain open to examination by the State of Colorado are 2013 and years thereafter.

Note 8. Shareholders’ Equity

During 2017, we granted: (i) options to acquire 16,560 shares of our common stock to employees at prices ranging between $1.80 and $2.25 per share; and (ii) options to acquire 30,000 shares of our common stock to a non-employee board member at a price of $2.25 per share.

During 2016, we granted: (i) options to acquire 45,576 shares of our common stock to employees at prices ranging between $1.20 and $1.26 per share; and (ii) options to acquire 90,072 shares of our common stock to non-employee board members at a price of $1.26 per share.

The weighted average fair market value of the options granted during the years ended December 31 were estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

	2017	2016
Expected life of options (using the “simplified” method)	4 years	4 years
Average risk-free interest rate	1.44%	1.10%
Average expected volatility of stock	78%	87%
Expected dividend rate	None	None
Fair value of options granted	$55,100	$104,935

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) totaled $242,300 and $248,600 for the years ended December 31, 2017 and 2016, respectively. Approximately $436,200 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next four years, depending on the vesting provisions of the options. There was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible.

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

Stock option activity under the 2005 and 2015 Plans are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
2005 Plan
Maximum number of shares under the plan	3,000,000
Outstanding, December 31, 2015	676,513	$0.63	4.7 years	$525,300
Granted	-	$-
Exercised	(27,051)	$0.64
Cancelled/Expired	(21,149)	$0.78
Outstanding, December 31, 2016	628,313	$0.63	3.8 years	$510,000
Exercisable, December 31, 2016	445,818	$0.55	2.8 years	$398,200
Available for issuance, December 31, 2016	-
Granted	-	$-
Exercised	(136,250)	$0.26
Cancelled/Expired	-	$-
Outstanding, December 31, 2017	492,063	$0.73	3.8 years	$1,067,000
Exercisable, December 31, 2017	396,646	$0.70	3.1 years	$872,100
Available for issuance, December 31, 2017	-

2015 Plan
Maximum number of shares under the plan	2,000,000
Outstanding, December 31, 2015	716,500	$1.27	8.4 years	$102,100
Granted	135,648	$1.26
Exercised	(11,793)	$1.25
Cancelled/Expired	(52,740)	$1.25
Outstanding, December 31, 2016	787,615	$1.27	7.2 years	$136,000
Exercisable, December 31, 2016	261,293	$1.27	6.5 years	$45,500
Available for issuance, December 31, 2016	1,212,385
Granted	46,560	$2.18
Exercised	-	$-
Cancelled/Expired	(49,491)	$1.26
Outstanding, December 31, 2017	784,684	$1.32	6.4 years	$1,238,200
Exercisable, December 31, 2017	422,335	$1.31	6.0 years	$672,900
Available for issuance, December 31, 2017	1,215,316

A summary of additional information related to the options outstanding as of December 31, 2017 under the 2005 and 2015 Plans are as follows:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
2005 Plan
$0.41-$0.62	131,563	0.4 years	$0.43
$0.63-$0.86	360,500	5.0 years	$0.84
Total	492,063	3.8 years	$0.73

2015 Plan
$1.20-$1.25	535,500	7.1 years	$1.25
$1.26-$1.38	202,624	4.3 years	$1.32
$1.80-$2.25	46,560	6.4 years	$2.18
Total	784,684	6.4 years	$1.32

We have an Employee Stock Ownership Plan (“Plan”) to provide retirement benefits for our employees. The Plan is designed to invest primarily in our common stock and is non-contributory on the part of our employees. Contributions to the Plan are discretionary as determined by our Board of Directors. We expense the cost of contributions to the Plan. No contributions were made to the Plan in 2017 and 2016. At December 31, 2017 and 2016, a total of 617,624 and 633,426 shares of our common stock, respectively, have been allocated and earned by our employees.

Note 9. Earnings per Share

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

A reconciliation of the weighted average number of common shares outstanding for the years ended December 31 is as follows:

	2017	2016
Common shares outstanding, beginning of the year	11,749,589	11,710,745
Weighted average common shares issued	102,682	24,457
Weighted average number of common shares outstanding	11,852,271	11,735,202
Dilutive effect of common share equivalents	414,969	236,047
Diluted weighted average number of common shares outstanding	12,267,240	11,971,249

Common stock equivalents that have been excluded from the calculation of earnings per share as of December 31 because they would have been anti-dilutive are as follows:

	2017	2016
Stock options	89,136	787,615

Note 10. Segment Information

We operate in two different segments: household products and skin and hair care products. Our products are sold nationally and internationally (primarily Canada and China), directly through our sales force and indirectly through independent brokers and manufacturer’s representatives, to mass merchandisers, drugstores, supermarkets, hardware stores, e-commerce retailers, and other retail outlets and to wholesale distributors. We have chosen to organize our business around these segments based on differences in the products sold.

Accounting policies for our segments are the same as those described in Note 1. We evaluate segment performance based on segment income or loss before income taxes.

The following provides information on our segments as of and for the years ended December 31:

	2017
	Household Products	Skin and Hair Care Products	Corporate	Total
Net sales	$5,668,100	$36,518,100	$-	$42,186,200
Operating (loss) income	(327,800)	7,953,200	-	7,625,400
Identifiable assets	2,195,500	22,721,200	384,200	25,300,900
Capital and intangible asset expenditures	190,400	294,100	-	484,500
Depreciation and amortization	126,400	673,500	-	799,900

	2016
	Household Products	Skin and Hair Care Products	Corporate	Total
Net sales	$5,992,600	$29,235,800	$-	$35,228,400
Operating (loss) income	(1,042,100)	4,256,900	-	3,214,800
Identifiable assets	1,957,900	18,479,400	1,396,000	21,833,300
Capital and intangible asset expenditures	273,400	8,610,200	-	8,883,600
Depreciation and amortization	66,600	391,400	-	458,000

Corporate assets noted above are comprised of our deferred tax assets.

In 2017 and 2016, Wal-Mart accounted for approximately $10,983,400 and $7,221,400, respectively, of our consolidated net sales, Ulta accounted for approximately $9,164,300 and $8,479,800, respectively, of our consolidated net sales, and TJ Maxx and Marshalls (collectively, “TJ Maxx”) together accounted for approximately $3,168,100 and $4,137,200, respectively, of our consolidated net sales. We sell both household products and skin and hair care products to Wal-Mart, but we sell only skin and hair care products to Ulta and TJ Maxx. These customers are not related to us.

The outstanding accounts receivable from Wal-Mart accounted for 53.8% and 48.9% of our total accounts receivable at December 31, 2017 and 2016, respectively. The outstanding accounts receivable from Ulta accounted for 17.5% and 9.7% of our total accounts receivable at December 31, 2017 and 2016, respectively. The outstanding accounts receivable from TJ Maxx accounted for 0.0% and 16.3% of our total accounts receivable at December 31, 2017 and 2016, respectively. On July 17, 2017, our distribution agreement with Church & Dwight was amended such that, effective September 1, 2017, TJ Maxx was eliminated from the authorized specialty retailers to whom we distribute. A loss of Wal-Mart or Ulta could have a material adverse effect on us because it is uncertain whether our consumer base served by these customers would purchase our products at other retail outlets. No long-term contracts exist between us and these customers.

Note 11. Retirement Plans

We have a 401(k) Profit Sharing Plan (“401(k) Plan”) covering our full-time employees who have completed four months of service as defined in the 401(k) Plan and are age 18 or older. Participants may defer up to 75% of their compensation up to the maximum limit determined by law. We may make discretionary “matching” contributions up to a maximum of 6% of each participant’s compensation, but only for those employees earning no more than $50,000 annually. Additionally, we can make discretionary “profit sharing” contributions to eligible employees. Participants are always fully vested in their contributions, matching contributions and allocated earnings thereon. Vesting in our profit sharing contribution is based on years of service, with a participant fully vested after five years. Our Company matching contributions totaled $7,000 in 2017 and 2016, respectively. We made no discretionary profit sharing contributions in 2017 and 2016.

Note 12. Commitments and Contingencies

Operating Leases

On February 1, 2013, we entered into a lease with an unrelated third party for approximately 16,078 square feet of office space (the “Office Lease”) and approximately 113,620 square feet of manufacturing and warehouse space (the “Warehouse Lease”). Each of the Office Lease and the Warehouse Lease had an initial term of three years, with options to extend the term for two additional terms of three years each. Effective February 1, 2016, we exercised our first option to extend the term of the Office Lease and Warehouse Lease for three years. The initial rent for the Office Lease was $13.00 per square foot per annum, with annual 3% increases. The initial rent for the Warehouse Lease was $3.25 per square foot per annum, with annual 3% increases, and we will pay an additional $1.25 per square foot per annum as our share of the purchaser’s operating expenses under the Warehouse Lease (including taxes, insurance and common area maintenance charges). If certain uncontrollable operating expenses increase by more than 5% per year, our share of operating expenses under the Warehouse Lease may be increased. On March 25, 2016, we entered into a lease with an unrelated third party for approximately 53,440 square feet of warehouse space that connects to our current warehouse space (the “Expansion Lease”). The initial rent for Expansion Lease is $4.90 per square foot per annum, with annual increases ranging from 7% in the second year of the lease to 3% in the last two years of the lease.  The term of the Expansion Lease will be coterminous with the Warehouse Lease and will be subject to all of the terms and conditions for the Warehouse Lease. The Office Lease and Warehouse Lease are subject to escalation clauses for rent, which have been straight-lined over the life of the respective lease agreements.

Annual rental expense under the Office Lease and Warehouse Lease for 2017 was $216,700 and $912,800, respectively. Annual rental expense under the Office Lease and Warehouse Lease for 2016 was $227,900 and $555,300, respectively.

We have entered into various operating lease agreements, primarily for office equipment. Annual rental expense under these leases totaled $47,800 and $42,300 in 2017 and 2016, respectively.

Future minimum annual lease payments are as follows:

2018	$992,800
2019	90,800
$1,083,600

Contingencies

We are subject to lawsuits from time to time in the ordinary course of business. While we expect those lawsuits not to have a material effect on us, an adverse development in any such lawsuit or the insurance coverage for a lawsuit could materially and adversely affect our financial condition and cash flow. We regularly review all pending litigation matters in which we might be involved and establish accruals deemed appropriate by us for these litigation matters when a probable loss estimate can be made. As of December 31, 2017 there were no pending litigation matters that required an accrual.

Note 13. Subsequent Events

Exclusive Distribution Agreement

Effective January 1, 2018, we entered into a distribution agreement with HK NFS Limited (“HK NFS”), a Hong Kong limited company, where we appointed HK NFS to act as the exclusive distributor of Alpha® Skin Care products in the territory of the People’s Republic of China. The distribution agreement is effective for a one-year term and automatically renews for additional successive one-year terms unless and until either party provides notice of nonrenewal at least 90 days before the end of the then-current term. HK NFS will also undertake commercially reasonable efforts to protect the products covered under the agreement from being counterfeited in the territory.

First Amendment to Credit Agreement

On January 10, 2018, the Company entered into the First Amendment which lowered interest rates for the term loan and the revolving credit facility. See Note 6 for further discussion.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of December 31, 2017, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2017.

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

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria for effective internal control described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

For Part III, the information set forth in our definitive Proxy Statement for our Annual Meeting of Shareholders to be filed within 120 days after December 31, 2017, hereby is incorporated by reference into this Report.

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

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the years ended December 31, 2017 and 2016

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

Exhibits

Exhibit Number	Document
3.1	Restated Articles of Incorporation, as amended and restated through May 1, 1996, incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-KSB for the year ended December 31, 2007.
3.2	Bylaws, as amended through July 13, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on July 19, 2011.
4.1	Shareholder Rights Agreement, dated February 21, 2001 incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed on February 22, 2001.
4.2	Amendment to Shareholder Rights Agreement, dated February 15, 2011 incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 22, 2011.
4.3	Second Amendment to Shareholder Rights Agreement, dated January 6, 2012 incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 10, 2012.
4.4

Third Amendment to Shareholder Rights Agreement, dated as of February 19, 2016, between the Company and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on February 23, 2016.

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

Exhibit Number	Document
10.3*	Form of Indemnification Agreement for executive officers and directors incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
10.4*

Employment Agreement, dated as of March 26, 2014, between Scott’s Liquid Gold-Inc. and Mark Goldstein incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K, filed on March 28, 2014.

10.5*

Employment Agreement, dated as of March 26, 2014, between Scott’s Liquid Gold-Inc. and Barry Levine incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K, filed on March 28, 2014.

10.6*	2005 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 4 of our Registration Statement No. 333-156191, filed on December 16, 2008.
10.7*	Amendment to the 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on September 8, 2014.
10.8*	Form of 2005 Stock Option Plan Incentive Stock Option Agreement, incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.
10.9*	Form of 2005 Stock Incentive Plan Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.
10.10*

Scott’s Liquid Gold-Inc. 2015 Equity and Incentive Plan incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its annual meeting of shareholders held on June 4, 2015 filed on April 27, 2015.

10.11*	Form of 2015 Equity and Incentive Plan Incentive Stock Option Agreement incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K, filed on March 30, 2016.
10.12*	Form of 2015 Equity and Incentive Plan Non-Qualified Stock Option Agreement incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K, filed on March 30, 2016.
10.13*

Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan and Trust Agreement, Amended and Restated effective January 1, 2012 incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K, filed on March 28, 2014.

10.14

Asset Purchase Agreement, dated as of June 30, 2016, between Neoteric Cosmetics, Inc. and Ultimark Products, Inc. incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 7, 2016.

10.15

Credit Agreement, dated as of June 30, 2016, between the Company, Neoteric Cosmetics, Inc. and the other Loan parties thereto and JPMorgan Chase Bank, N.A. incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on July 7, 2016.

10.16	Amendment to Credit Agreement, dated as of January 10, 2018, between Company, Neoteric Cosmetics, Inc. and the other Loan parties thereto and JPMorgan Chase Bank, N.A.
10.17

Receivables Purchase Agreement dated March 16, 2011 between Wells Fargo Bank, National Association and Scott’s Liquid Gold, Inc., incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K filed on March 29, 2011.

10.18

Receivables Purchase Agreement dated March 16, 2011 between Wells Fargo Bank, National Association and Neoteric Cosmetics, Inc., incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K filed on March 29, 2011.

10.19

Exclusive Distribution Agreement, effective September 15, 2014, between Montagne Jeunesse International Limited and Neoteric Cosmetics, Inc. incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2014.

10.20

Amendment to the Exclusive Distribution Agreement, dated April 1, 2015, between Montagne Jeunesse International Limited and Neoteric Cosmetics, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2017.

10.21

Second Amendment to the Exclusive Distribution Agreement, dated September 5, 2017, between Montagne Jeunesse International Limited and Neoteric Cosmetics, Inc., incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2017.

Exhibit Number	Document
10.22

Customer Agreement, dated July 15, 2014, between Church & Dwight Co. Inc. and Neoteric Cosmetics, Inc. incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on August 14, 2014.

10.23

Amendment to Customer Agreement, dated as of July 1, 2016, between Church & Dwight Co. Inc. and Neoteric Cosmetics, Inc. incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 23, 2016.

10.24

Second Amendment to the Customer Agreement, dated as of July 17, 2017, between Church & Dwight Co., Inc. and Neoteric Cosmetics, Inc. incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2017.

10.25	Distribution Agreement, effective January 1, 2018, between Neoteric Cosmetics, Inc. and HK NFS Limited.
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

10.29

First Amendment to Real Property Lease (Warehouse Lease), dated March 25, 2016, between the Company and Havana Gold, LLC incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K, filed on March 30, 2016.

10.30

First Amendment to Real Property Lease (Office Lease), dated March 25, 2016, between the Company and Havana Gold, LLC incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K, filed on March 30, 2016.

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

**Furnished, not filed.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCOTT’S LIQUID GOLD-INC., a Colorado corporation

By:	/s/ Mark E. Goldstein
Mark E. Goldstein, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Barry J. Levine
Barry J. Levine, Treasurer, Chief Financial Officer, Chief Operating Officer and Corporate Secretary
(Principal Financial and Chief Accounting Officer)

Date:	April 2, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature
April 2, 2018	Mark E. Goldstein,
	Director, President and Chief Executive Officer	/s/ Mark E. Goldstein
April 2, 2018	Gerald J. Laber, Director	Mark E. Goldstein, for himself and as
April 2, 2018	Philip A. Neri, Director	Attorney-in-Fact for the named directors
April 2, 2018	Leah S. Bailey, Director	who constitute all of the members of the
the Board of Directors and for the named officers

April 2, 2018	Barry J. Levine, Director, Treasurer, Chief Financial Officer, Chief Operating Officer and Corporate Secretary