Form 10-Q
period 2018-03-31
SCOTTS LIQUID GOLD INC
filed 2018-05-15
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 14, 2018, the Registrant had 12,023,716 of its common stock, $0.10 par value per share, outstanding.

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of U.S. federal securities laws. All statements, other than statements of historical fact, included in this Report that address activities, events, or developments with respect to our financial condition, results of operations, or economic performance that we expect, believe, or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements. You can typically identify forward-looking statements by the use of words, such as “may,” “could,” “should,” “assume,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “potential,” “plan,” and other similar words. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and our performance inherently involve risk and uncertainty that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to:

•	changing consumer preferences and the continued acceptance of each of our significant products in the marketplace;
•	the degree of success of any new product or product line introduction by us;
•	competitive factors, including any decrease in distribution of (i.e., retail stores carrying) our significant products;
•	continuation of our distributorship agreements for 7th Heaven (previously known as Montagne Jeunesse) skin care products and Batiste Dry Shampoos;
•	the need for effective advertising of our products and limited resources available for such advertising;
•	new competitive products and/or technological changes;
•	dependence upon third party vendors and upon sales to major customers;
•	the availability of necessary raw materials and potential increases in the prices of these raw materials;
•	changes in the regulation of our products, including applicable environmental and U.S. Food and Drug Administration (“FDA”) regulations;
•	the continuing availability of financing on terms and conditions that are acceptable to us;
•	the degree of success of the integration of product lines or businesses we may acquire;
•	future losses which could affect our liquidity;
•	the loss of any executive officer;
•	dependence on the efforts of our exclusive distributor in the People’s Republic of China (“PRC”) to market and sell certain of our products there; and
•	other matters discussed in this Report, including the risks described in the Risk Factors section of this Report.

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

Condensed Consolidated Statements of Income (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Three Months Ended
	March 31,
	2018	2017
Net sales	$7,428,000	$10,442,600
Operating costs and expenses:
Cost of sales	4,407,500	5,622,200
Advertising	537,200	282,600
Selling	1,631,700	1,615,900
General and administrative	1,093,200	1,080,300
Total operating costs and expenses	7,669,600	8,601,000
(Loss) income from operations	(241,600)	1,841,600
Interest expense	(24,100)	(41,900)
(Loss) income before income taxes	(265,700)	1,799,700
Income tax benefit (expense)	69,400	(718,600)
Net (loss) income	$(196,300)	$1,081,100

Net (loss) income per common share
Basic	$(0.02)	$0.09
Diluted	$(0.02)	$0.09
Weighted average shares outstanding
Basic	11,929,062	11,775,897
Diluted	11,929,062	12,082,292

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Balance Sheets

Scott’s Liquid Gold-Inc. & Subsidiaries

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,896,500	$4,113,800
Accounts receivable, net	2,898,300	3,104,200
Inventories, net	8,434,500	8,786,700
Prepaid expenses	327,100	285,100
Total current assets	15,556,400	16,289,800

Property and equipment, net	863,800	908,800
Deferred tax asset	453,600	384,200
Goodwill	1,520,600	1,520,600
Intangible assets, net	5,993,200	6,148,400
Other assets	49,100	49,100
Total assets	$24,436,700	$25,300,900

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,741,800	$1,655,900
Accrued expenses	227,300	935,400
Income taxes payable	365,900	365,900
Current maturities of long-term debt	800,000	800,000
Total current liabilities	3,135,000	3,757,200

Long-term debt, net of current maturities and debt issuance costs	168,700	362,400
Total liabilities	3,303,700	4,119,600

Shareholders’ equity:
Preferred stock, no par value, authorized 20,000,000 shares; no shares issued and outstanding	-	-
Common stock; $0.10 par value, authorized 50,000,000 shares; issued and outstanding 12,023,716 shares (2018) and 11,885,839 shares (2017)	1,202,400	1,188,600
Capital in excess of par	6,575,500	6,441,300
Retained earnings	13,355,100	13,551,400
Total shareholders’ equity	21,133,000	21,181,300
Total liabilities and shareholders’ equity	$24,436,700	$25,300,900

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(196,300)	$1,081,100
Adjustment to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	206,500	191,600
Stock-based compensation	59,600	63,400
Deferred income taxes	(69,400)	467,000
Change in operating assets and liabilities:
Accounts receivable	205,900	(641,100)
Inventories	352,200	180,200
Prepaid expenses and other assets	(42,000)	(174,900)
Income taxes payable	-	251,600
Accounts payable and accrued expenses	(622,200)	(941,100)
Deferred revenue	-	114,700
Total adjustments to net income	90,600	(488,600)
Net cash (used) provided by operating activities	(105,700)	592,500

Cash flows from investing activities:
Purchase of property and equipment	-	(44,400)
Net cash used by investing activities	-	(44,400)

Cash flows from financing activities:
Repayments under line-of-credit	-	(750,000)
Repayments of long-term debt	(200,000)	(200,000)
Proceeds from exercise of stock options	88,400	28,100
Net cash used by financing activities	(111,600)	(921,900)

Net decrease in cash and cash equivalents	(217,300)	(373,800)

Cash and cash equivalents, beginning of period	4,113,800	2,097,300
Cash and cash equivalents, end of period	$3,896,500	$1,723,500

Supplemental disclosures:
Cash paid during the period for interest	$17,800	$41,900

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

Note 1.	Organization and Summary of Significant Accounting Policies
(a)	Company Background

Scott’s Liquid Gold-Inc. (a Colorado corporation) was incorporated on February 15, 1954. Scott’s Liquid Gold-Inc. and its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our,” or “us”) develop, manufacture, market and sell quality household and skin and hair care products. We are also a distributor in the United States of 7th Heaven face masque sachets and Batiste Dry Shampoo manufactured by two other companies. Our business is comprised of two segments, household products and skin and hair care products.

(b)	Principles of Consolidation

Our Condensed Consolidated Financial Statements (Unaudited) include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

(c)	Basis of Presentation

The Condensed Consolidated Statements of Income, Condensed Consolidated Balance Sheets, and the Condensed Consolidated Statements of Cash Flows included in this Report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2018 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the period ended March 31, 2018 are not necessarily indicative of the operating results for the full year.

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

(f)Inventories Valuation and Reserves

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

Inventories were comprised of the following at:

	March 31, 2018	December 31, 2017
Finished goods	$6,325,800	$6,983,600
Raw materials	2,125,000	1,811,200
Inventory reserve for obsolescence	(16,300)	(8,100)
	$8,434,500	$8,786,700
(g)	Property and Equipment

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

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests at the reporting unit level, which include the review of factors to determine if it is more-likely-than-not that the fair value of its reporting units were below carrying value. In certain circumstances these assets are written down to fair value if impaired.

(j)	Financial Instruments

Financial instruments which potentially subject us to concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain our cash balances in the form of bank demand deposits with financial institutions that we believe are creditworthy. During the three months ended March 31, 2018, we have maintained balances in various operating accounts in excess of federally insured limits. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. We have no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

The recorded amounts for cash and cash equivalents, receivables, other current assets, accounts payable, accrued expenses, and current maturities of long-term debt approximate fair value due to the short-term nature of these financial instruments. The recorded amount of long-term debt approximates fair value and is estimated primarily based on current market rates for debt with similar terms and remaining maturities. At March 31, 2018, we had long-term debt of $1,000,000 and no outstanding balance on our line-of-credit. At December 31, 2017, we had long-term debt of $1,200,000 and no outstanding balance on our line-of-credit.

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

The effective tax rate for the three months ended March 31, 2018 and 2017 was 26.1% and 39.9% respectively, which differs from the statutory income tax rate due to permanent book to tax differences. The decrease in the effective tax rate is a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017 which, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018.

(l)	Revenue Recognition

Our revenue recognition policy is significant because the amount and timing of revenue is a key component of our results of operations. Certain criteria are required to be met in order to recognize revenue. If these criteria are not met, then the associated revenue is deferred until it is met. Our revenue contracts are identified when purchase orders are received and accepted from customers, and represent a single performance obligation to sell our products to a customer.

Net sales reflect the transaction prices for contracts, which include products shipped at selling list prices reduced by variable consideration. Variable consideration includes estimates for expected customer allowances, promotional programs for consumers, and sales returns. Customer allowances primarily include reserves for trade promotions to support price features, displays, slotting fees, and other merchandising of our products to our customers. Promotional programs for consumers primarily include coupons, rebates, and certain other promotional programs. The costs of customer allowances and promotional programs for consumers are estimated using either the expected value or most likely amount approach, depending on the nature of the allowance, using all reasonably available information, including our historical experience and current expectations. Customer allowances and promotional programs for consumers are reflected in the transaction price when sales are recorded. We may adjust our estimates based on actual results and consideration of other factors that cause allowances. In the event that actual results differ from our estimates, the results of future periods may be impacted. Adjustments to the costs of customer allowances and promotional programs for consumers in subsequent periods are generally not material, as our promotions are typically of short duration, thereby reducing the uncertainty inherent in such estimates.

Estimates for sales returns are based on, among other things, an assessment of historical trends, information from customers, and anticipated returns related to current sales activity. These estimates are established in the period of sale and reduce our revenue in that period. Sales returns are generally not material to our financial statements.

Sales are recorded at the time that control of the products is transferred to customers. In evaluating the timing of the transfer of control of products to customers, we consider several indicators, including significant risks and rewards of products, our right to payment, and the legal title of the products. Based on the assessment of control indicators, sales are generally recognized when products are delivered to customers.

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

At March 31, 2018 and December 31, 2017 approximately $936,500 and $1,069,700, respectively, had been reserved as a reduction of accounts receivable. Trade promotions to our customers and incentives such as coupons to our consumers are deducted from gross sales and totaled $600,400 and $619,700 for the three months ended March 31, 2018 and 2017, respectively.

(m)	Advertising Costs

We expense advertising costs as incurred.

(n)	Stock-based Compensation

We account for share based payments by recognizing compensation expense based upon the estimated fair value of the awards on the date of grant. We determine the estimated grant-date fair value of stock options using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding the components of the model, including the estimated fair value of underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. We recognize compensation costs ratably over the vesting period using the straight-line method.

(o)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out as selling expenses. Other selling expenses consist primarily of wages and benefits for sales and sales support personnel, travel, brokerage commissions and promotional costs, as well as certain other indirect costs. Shipping and handling costs totaled $621,400 and $631,600 for the three months ended March 31, 2018 and 2017, respectively.

General and administrative expenses consist primarily of wages and benefits associated with management and administrative support departments, business insurance costs, professional fees, office facility related expenses, and other general support costs.

(p)	Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with such classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We anticipate that most of our operating leases will result in recognition of additional assets and the corresponding liabilities on the Consolidated Balance Sheets. We have not determined the amount of these transactions or the final impact to our earnings as the actual impact will depend on the Company’s lease portfolio at the time of adoption.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. ASU 2016-13 is not expected to have a material impact on our financial statements.

(q)Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). This guidance, as amended by subsequent ASUs on the topic, outlines a comprehensive model for determining revenue recognition for contracts with customers, which replaces numerous industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. This guidance implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The new guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts and customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The new guidance is effective for reporting periods beginning after December 15, 2017, and early adoption is permitted. Entities can transition to the new guidance either retrospectively or as a cumulative-effect adjustment as of the date of the adoption. Effective January 1, 2018, we adopted the new guidance on a “full retrospective” basis, which did not have a material impact on our financial statements. As such, prior period financial statements were not recast.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Payments” (“ASU 2016-15”), which provides guidance on eight specific cash flow issues with the objective of reducing diversity in practice. Application of ASU 2016-15, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2017. Effective January 1, 2018, we adopted ASU 2016-15. The adoption of this standard did not have a material impact on our financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), which provides a more defined framework to use in determining when a set of assets and activities is a business. ASU 2017-01 also provides greater consistency in applying the guidance, making the definition of a business more operable. ASU 2017-01 is effective for public companies for annual periods, including interim periods, beginning after December 15, 2017. Effective January 1, 2018, we adopted ASU 2017-01. The adoption of this standard did not have a material impact on our financial statements.

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

In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”), which amends its guidance to address the initial accounting for the income tax effects of the Tax Cuts and Jobs Act, which was enacted on December 22, 2017 and became effective for the Company on January 1, 2018. This new guidance allows reasonable estimates of income tax effects to be reported as provisional amounts during the measurement period, which is one year from the enactment date, when the necessary information is not available, prepared, or analyzed in sufficient detail to complete the accounting. The amendments also added specific disclosure requirements. The Company has adopted this new guidance and the adoption of this standard did not have a material impact on our financial statements.

Note 2.	Stock-Based Compensation

During the three months ended March 31, 2018, we granted: (i) options to acquire 15,024 shares of our common stock to an employee at a price of $3.15 per share. During the three months ended March 31, 2017, we did not grant any options.

The weighted average fair market value of the options granted in the three months ended March 31, 2018 was estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

March 31, 2018
Expected life of options (using the “simplified” method)	6 years
Average risk-free interest rate	2.18%
Average expected volatility of stock	92%
Expected dividend rate	None
Fair value of options granted	$35,900

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) totaled $59,600 and $63,400 in the three months ended March 31, 2018 and 2017, respectively. Approximately $412,500 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next four years, depending on the vesting provisions of the options. There was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible.

In 2005, we adopted a stock option plan for our employees, officers and directors (the “2005 Plan”). In 2015, we adopted a stock option plan for our employees, officers and directors (the “2015 Plan”) to replace the 2005 Plan, which expired on March 31, 2015.

Activity under our two stock option plans is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
2005 Plan
Outstanding, December 31, 2017	492,063	$0.73	3.8 years	$1,067,000
Granted	-	$-
Exercised	(101,563)	$0.42
Cancelled/Expired	-	$-
Outstanding, March 31, 2018	390,500	$0.81	4.4 years	$1,030,300
Exercisable, March 31, 2018	311,490	$0.80	4.0 years	$825,700

2015 Plan
Outstanding, December 31, 2017	784,684	$1.32	6.4 years	$1,238,200
Granted	15,024	$3.15
Exercised	(36,314)	$1.25
Cancelled/Expired	-	$-
Outstanding, March 31, 2018	763,394	$1.36	6.1 years	$1,594,400
Exercisable, March 31, 2018	428,778	$1.31	5.7 years	$916,500

Note 3.	Earnings per Share

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

A reconciliation of the weighted average number of common shares outstanding is as follows:

	Three Months Ended March 31,
	2018	2017
Common shares outstanding, beginning of the period	11,885,839	11,749,589
Weighted average common shares issued	43,223	26,308
Weighted average number of common shares outstanding	11,929,062	11,775,897
Dilutive effect of common share equivalents	-	306,395
Diluted weighted average number of common shares outstanding	11,929,062	12,082,292

Common stock equivalents that have been excluded from the calculation of earnings per share because they would have been anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Stock options	1,153,894	678,100

Note 4.	Segment Information

We operate in two different segments: household products and skin and hair care products. Our products are sold nationally and internationally (primarily China and Canada), directly through our sales force (or pursuant to an exclusive distribution agreement in the case of sales to China) and indirectly through independent brokers and manufacturer’s representatives, to mass merchandisers, drugstores, supermarkets, hardware stores, e-commerce retailers, and other retail outlets and to wholesale distributors. We have chosen to organize our business around these segments based on differences in the products sold.

Accounting policies for our segments are the same as those described in Note 1. We evaluate segment performance based on segment income or loss before income taxes.

The following provides information on our segments for the three months ended March 31:

	Three Months Ended March 31, 2018
	Household Products	Skin and Hair Care Products	Total
Net sales	$1,351,100	$6,076,900	$7,428,000
Operating (loss) income	(445,400)	203,800	(241,600)
Depreciation and amortization	36,700	169,800	206,500

	Three Months Ended March 31, 2017
	Household Products	Skin and Hair Care Products	Total
Net sales	$1,449,600	$8,993,000	$10,442,600
Operating (loss) income	(78,900)	1,920,500	1,841,600
Capital and intangible asset expenditures	44,400	-	44,400
Depreciation and amortization	23,900	167,700	191,600

Note 5.	Goodwill and Intangible Assets

Intangible assets consisted of the following:

	As of March 31, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets:
Customer relationships	$4,022,100	$703,900	$3,318,200	$4,022,100	$603,300	$3,418,800
Trade names	2,362,400	275,500	2,086,900	2,362,400	236,100	2,126,300
Formulas and batching processes	668,600	97,700	570,900	668,600	83,700	584,900
Non-compete agreement	26,300	9,100	17,200	26,300	7,900	18,400
	7,079,400	1,086,200	5,993,200	7,079,400	931,000	6,148,400
Goodwill			1,520,600			1,520,600
Total intangible assets			$7,513,800			$7,669,000

The amortization expense for the three months ended March 31, 2018 and 2017 was $155,200, respectively.

Estimated amortization expense for 2018 and subsequent years is as follows:

2018 (remaining)	$465,500
2019	620,700
2020	620,700
2021	617,600
2022	615,400
Thereafter	3,053,300
Total	$5,993,200

Note 6.	Long-Term Debt and Line-of-Credit

On June 30, 2016, Neoteric Cosmetics, Inc., a wholly-owned subsidiary of the Company, and the Company, as borrowers, entered into a credit agreement, as amended (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”), as lender, pursuant to which Chase provided a term loan and a revolving credit facility that was used to finance a portion of an acquisition and for the Company’s general corporate purposes and working capital. On January 10, 2018, the Company entered into the First Amendment to the Credit Agreement which lowered interest rates for the term loan and the revolving credit facility. The term loan amount is $2.4 million with quarterly payments fully amortized over three years and interest of: (i) the LIBO Rate + 2.5%; or (ii) the Prime Rate, with a floor of the one month LIBO Rate + 2.5%. At March 31, 2018, our rate was 4.15%. The revolving credit facility amount is $4 million with interest of: (i) the LIBO Rate + 2.5%; or (ii) the Prime Rate, with a floor of the one month LIBO Rate + 2.5%. At March 31, 2018, our rate was 4.15%. The revolving credit facility will terminate on June 30, 2019 or any earlier date on which the revolving commitment is otherwise terminated pursuant to the Credit Agreement. Under the Credit Agreement we are obligated to pay quarterly an unused commitment fee equal to 0.5% per annum on the daily amount of the undrawn portion of the revolving line-of-credit. The loans are collateralized by all of the assets of the Company and its subsidiaries.

The Credit Agreement requires, among other things, that beginning on December 31, 2016 and subsequently on a quarterly basis, the Company maintain a Debt Service Coverage Ratio of no less than 1.25 to 1.0 and a Funded Indebtedness to Adjusted EBITDA Ratio of no greater than 3.0 to 1.0. The Credit Agreement also contains covenants typical of transactions of this type, including among others, limitations on the Company’s ability to: create, incur or assume any indebtedness or lien on Company assets; pay dividends or make other distributions; redeem, retire or acquire the Company’s outstanding common stock, options, warrants or other rights; make fundamental changes to the Company’s corporate structure or business; make investments or asset sales; or engage in certain other activities as set forth in the Credit Agreement. The Company was in compliance with the covenants in the Credit Agreement as of March 31, 2018 and December 31, 2017. Capitalized terms used but not defined shall have the meanings provided in the Credit Agreement.

Maturities of long-term debt are as follows as of March 31, 2018:

2018 (remaining)	$600,000
2019	400,000
1,000,000
Less unamortized debt issuance costs	(31,300)
Total	$968,700

Debt issuance costs recognized as a component of interest expense for the three months ended March 31, 2018 and 2017 were $6,300, respectively. These costs are amortized using the effective interest method over the term of the Credit Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Our consolidated net sales for the first quarter of 2018 were $7,428,000 versus $10,442,600 for the first quarter of 2017, a decrease of $3,014,600 or 28.9%. We saw a 0.8% decrease in net sales of our own lines of skin and hair care products and a 47.1% decrease in net sales of the skin and hair care products that we distribute for other companies. We saw a 6.8% decrease in net sales of our household products. The reasons for the foregoing changes in net sales are described below.

Our net loss for the first quarter of 2018 was $196,300 versus net income of $1,081,100 in the first quarter of 2017. The reasons for the net loss for the first quarter of 2018 compared to the net income for the same period in 2017 are described below. These changes were offset in part by a decrease in income tax expense. Our income tax benefit for the first quarter of 2018 was $69,400 versus an income tax expense of $718,600 in the first quarter of 2017.

Summary of Results as a Percentage of Net Sales

	Year Ended December 31,	Three Months Ended March 31,
	2017	2018	2017
Net sales
Household products	13.4%	18.2%	13.9%
Skin and hair care products	86.6%	81.8%	86.1%
Total net sales	100.0%	100.0%	100.0%
Cost of sales	54.1%	59.3%	53.8%
Gross profit	45.9%	40.7%	46.2%
Expenses
Operating expenses	27.8%	43.9%	28.5%
Interest expense	0.3%	0.3%	0.4%
Total expenses	28.1%	44.2%	28.9%
Income (loss) before income taxes	17.8%	(3.5%)	17.3%

Our gross margins may not be comparable to those of companies who include all of the costs related to their distribution network in cost of sales because we, like some other companies, exclude a portion of these costs (i.e., freight out to customers) from gross margin. Instead, we include them as part of selling expenses. See Note 1(o), “Operating Costs and Expenses Classification,” to our Condensed Consolidated Financial Statements (Unaudited) in Item 1.

Comparative Net Sales

	Three Months Ended March 31,		Percentage Increase
	2018	2017	(Decrease)
Total household products	$1,351,100	$1,449,600	(6.8%)
Total skin and hair care products	6,076,900	8,993,000	(32.4%)
Total net sales	$7,428,000	$10,442,600	(28.9%)

Sales of household products for the first quarter of 2018 accounted for 18.2% of consolidated net sales compared to 13.9% for the same period in 2017. The net sales of these products were $1,351,100 in the first quarter of 2018 compared to $1,449,600 for the same period in 2017, a decrease of $98,500 or 6.8%. This decrease is primarily attributable to higher spending on trade promotions in order to invest in our household products.

Sales of skin and hair care products for the first quarter of 2018 accounted for 81.8% of consolidated net sales compared to 86.1% for the same period in 2017. The net sales of these products were $6,076,900 in the first quarter of 2018 compared to $8,993,000 for the same period in 2017, a decrease of $2,916,100 or 32.4%, primarily as a result of decreases in the sales of 7th Heaven face masque sachets and Batiste Dry Shampoo.

The net sales of our own skin and hair care products were $2,779,300 in the first quarter of 2018 compared to $2,758,000 for the same period in 2017, an increase of $21,300 or 0.8%.

The net sales of 7th Heaven and Batiste Dry Shampoo were $3,297,600 in the first quarter of 2018 compared to $6,235,000 for the same period in 2017, a decrease of $2,937,400 or 47.1%. The decrease in net sales of 7th Heaven face masque sachets is due primarily to a substantial increase in competitive products. Starting in the second quarter of 2018, Wal-Mart Stores, Inc. is featuring one of our high-performing 7th Heaven products at checkout locations throughout various stores for up to the next 12 months. The decrease in net sales of Batiste Dry Shampoo is due to: (1) changes in our distribution arrangement with Church & Dwight, which eliminated TJ Maxx from among our authorized specialty retailers in September 2017; and (2) what we believe to be are changes in the timing of purchases by certain of our customers in the first quarter of 2018 compared to the same period in 2017.

We paid our customers a total of $600,400 in the first quarter of 2018 for trade promotions to support price features, displays, slotting fees and other merchandising of our products compared to $619,700 for the same period in 2017, a decrease of $19,300 or 3.1%. This decrease is primarily attributable to decreases in sales to our customers and offset by trade promotions related to Batiste Dry Shampoo remaining consistent for the first quarter of 2018 compared to the same period in 2017.

From time to time, our customers return products to us. For our household products, we permit returns only for a limited time. With regard to our skin and hair care products, returns are more frequent under an unwritten industry standard that permits returns for a variety of reasons. In the event a skin and hair care customer requests a return of a product, we will consider the request, and may grant such request in order to maintain or enhance our relationship with the customer, even in the absence of an enforceable right of the customer to do so. Typically, customers that return products to us take a credit on our invoice equal to the original sales price plus a handling charge ranging from 8-10% of the original sales price. Our product returns (as a percentage of net sales) were 0.11% for the first quarter of 2018 and 0.16% for the same period in 2017.

On a consolidated basis, cost of sales was $4,407,500 during the first quarter of 2018 compared to $5,622,200 for the same period in 2017, a decrease of $1,214,700 or 21.6%, on a net sales decrease of 28.9%. As a percentage of consolidated net sales, cost of sales was 59.3% in the first quarter of 2018 compared to 53.8% for the same period in 2017.

As a percentage of net sales of our household products, the costs of sales for our household products increased to 49.8% in the first quarter of 2018 compared to 45.4% for the same period in 2017, on a net sales decrease of 6.8%. This change varies from period to period based on trade promotions of the products. The underlying costs of the products did not significantly change in the first quarter of 2018 compared to the same period in 2017.

As a percentage of net sales of our skin and hair care products, the cost of sales for our skin and hair care products increased to 61.5% in the first quarter of 2018 compared to 55.2% for the same period in 2017, on a net sales decrease of 32.4%. The increase is primarily attributable to: (1) trade promotions related to Batiste Dry Shampoo remaining consistent on lower sales for the first quarter of 2018 compared to the same period in 2017 and; (2) an increase in the underlying costs of Prell® Shampoo, which we began manufacturing during the fourth quarter of 2017.

Operating Expenses, Interest Expense and Other Income

	Three Months Ended March 31,		Percentage Increase
	2018	2017	(Decrease)
Operating expenses
Advertising	$537,200	$282,600	90.1%
Selling	1,631,700	1,615,900	1.0%
General and administrative	1,093,200	1,080,300	1.2%
Total operating expenses	$3,262,100	$2,978,800	9.5%
Interest expense	$24,100	$41,900	(42.5%)

Our operating expenses for the first quarter of 2018 were $3,262,100 compared to $2,978,800 for the same period in 2017, an increase of $283,300 or 9.5%. These expenses consist primarily of advertising, selling, and general and administrative expenses.

Advertising expenses for the first quarter of 2018 were $537,200 compared to $282,600 for the same period in 2017, an increase of $254,600 or 90.1%. This increase is primarily due to investments in: (1) producing and airing a national television campaign for Scott’s Liquid Gold® Wood Care products; and (2) airing a national television campaign for Prell® Shampoo during the first quarter of 2018.

Selling expenses for the first quarter of 2018 were $1,631,700 compared to $1,615,900 for the same period in 2017, an increase of $15,800 or 1.0%. Selling expenses typically fluctuate based on changes to net sales. Brokerage commissions remained consistent on a dollar-for-dollar basis between the first quarter of 2018 compared to the same period in 2017 due to sales mix to our customers, which have varying commission rates. Freight out to customers remained consistent on a dollar-for-dollar basis between the first quarter of 2018 compared to the same period in 2017 due to the elimination of TJ Maxx from among our authorized specialty retailers, on which we did not pay freight-out for sales.

General and administrative expenses for the first quarter of 2018 were $1,093,200 compared to $1,080,300 for the same period in 2017, an increase of $12,900 or 1.2%.

Interest expense for the first quarter of 2018 was $24,100 compared to $41,900 for the same period in 2017, a decrease of $17,800 or 42.5%. The decrease is due to a lower balance on the term loan and no outstanding balance on the line-of-credit during the first quarter of 2018. Both borrowings under the Credit Agreement had higher balances during the first quarter of 2017 to help fund our acquisition during 2016.

Liquidity and Capital Resources

Financing Agreements

Please see Note 6 to our Condensed Consolidated Financial Statements (Unaudited) for information on our Credit Agreement with Chase.

Liquidity

At March 31, 2018, we had approximately $3.9 million in cash on hand, which was $217,300 less compared to December 31, 2017, primarily due to a decline in cash provided by operating activities, further reduced by: (1) repayments of long-term debt; (2) payment on advertising for Prell® Shampoo and Scott’s Liquid Gold® Wood Care products; and (3) the payment of performance bonuses in the first three months of 2018 to our management, sales, administrative support and operations personnel that were accrued for in 2017. For the first three months ended March 31, 2018, the primary components of working capital that significantly affected operating cash flows were the following: (1) net accounts receivable were $205,900 less at March 31, 2018 than at December 31, 2017 due primarily to receivables related to the timing of receiving payment; (2) inventory at March 31, 2018 was $352,200 less than at December 31, 2017 due primarily to the timing of receiving certain inventory from our vendors and shipping our products to our customers; and (3) accounts payable and accrued expenses at March 31, 2018 were $622,200 less than at December 31, 2017 due primarily to bonuses paid to certain employees and the timing of payments on our inventory.

We anticipate that our existing cash and our cash flow from operations, together with our current Credit Agreement with Chase, will be sufficient to meet our cash requirements for the 12 months following the filing date of this Report. During the first quarter of 2018, we paid $60,000 in deposits for future production and warehouse equipment to be received and placed in service in 2018. We expect to make capital expenditures of approximately $140,000 in 2018 to improve our manufacturing capabilities and efficiencies and on production and warehouse equipment that is primarily related to our acquisition during 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2018, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and subsequent quarterly reports on Form 10-Q, which could materially affect our business, financial condition or future results.

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

Date: May 15, 2018