Form 10-Q
period 2018-06-30
SCOTTS LIQUID GOLD INC
filed 2018-08-13
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 10, 2018, the Registrant had 12,054,350 of its common stock, $0.10 par value per share, outstanding.

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of U.S. federal securities laws. All statements, other than statements of historical fact, included in this Report that address activities, events, or developments with respect to our financial condition, results of operations, or economic performance that we expect, believe, or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements. You can typically identify forward-looking statements by the use of words, such as “may,” “could,” “should,” “assume,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “potential,” “plan,” and other similar words. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and our performance inherently involve risk and uncertainty that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to:

•	changing consumer preferences and the continued acceptance of each of our significant products in the marketplace;
•	the degree of success of any new product or product line introduction by us;
•	competitive factors, including any decrease in distribution of (i.e., retail stores carrying) our significant products;
•	continuation of our distributorship agreements for 7th Heaven (previously known as Montagne Jeunesse) skin care products and Batiste Dry Shampoos;
•	the need for effective advertising of our products and limited resources available for such advertising;
•	new competitive products and/or technological changes;
•	dependence upon third party vendors and upon sales to major customers;
•	the availability of necessary raw materials and potential increases in the prices of these raw materials;
•	changes in the regulation of our products, including applicable environmental and U.S. Food and Drug Administration (“FDA”) regulations;
•	the degree of success of the integration of product lines or businesses we may acquire;
•	future losses which could affect our liquidity;
•	the loss of any executive officer;
•	dependence on the efforts of our exclusive distributor in the People’s Republic of China (“China”) to market and sell certain of our products there; and
•	other matters discussed in this Report, including the risks described in the Risk Factors section of this Report.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS.

Condensed Consolidated Statements of Income (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	$10,806,600	$9,873,800	$18,234,600	$20,316,400
Operating costs and expenses:
Cost of sales	5,429,000	5,606,800	9,836,500	11,229,000
Advertising	344,700	138,700	881,900	421,300
Selling	1,841,400	1,679,300	3,473,100	3,295,200
General and administrative	1,431,200	1,023,300	2,524,500	2,103,600
Total operating costs and expenses	9,046,300	8,448,100	16,716,000	17,049,100
Income from operations	1,760,300	1,425,700	1,518,600	3,267,300
Interest expense	(47,700)	(33,200)	(71,800)	(75,100)
Income before income taxes	1,712,600	1,392,500	1,446,800	3,192,200
Income tax expense	(428,700)	(517,200)	(359,300)	(1,235,800)
Net income	$1,283,900	$875,300	$1,087,500	$1,956,400

Net income per common share
Basic	$0.11	$0.07	$0.09	$0.17
Diluted	$0.10	$0.07	$0.09	$0.16
Weighted average shares outstanding
Basic	12,023,935	11,859,927	11,976,761	11,818,143
Diluted	12,548,947	12,286,256	12,577,916	12,158,117

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Balance Sheets (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$5,004,400	$4,113,800
Accounts receivable, net	4,012,100	3,104,200
Inventories, net	7,730,900	8,786,700
Income taxes receivable	203,400	-
Prepaid expenses	365,400	285,100
Total current assets	17,316,200	16,289,800

Property and equipment, net	863,900	908,800
Deferred tax asset	499,100	384,200
Goodwill	1,520,600	1,520,600
Intangible assets, net	5,838,000	6,148,400
Other assets	49,100	49,100
Total assets	$26,086,900	$25,300,900

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,537,300	$1,655,900
Accrued expenses	811,900	935,400
Income taxes payable	-	365,900
Contract liability	259,300	-
Current maturities of long-term debt	-	800,000
Total current liabilities	3,608,500	3,757,200

Long-term debt, net of current maturities and debt issuance costs	-	362,400
Total liabilities	3,608,500	4,119,600

Shareholders’ equity:
Preferred stock, no par value, authorized 20,000,000 shares; no shares issued and outstanding	-	-
Common stock; $0.10 par value, authorized 50,000,000 shares; issued and outstanding 12,023,965 shares (2018) and 11,885,839 shares (2017)	1,202,400	1,188,600
Capital in excess of par	6,637,100	6,441,300
Retained earnings	14,638,900	13,551,400
Total shareholders’ equity	22,478,400	21,181,300
Total liabilities and shareholders’ equity	$26,086,900	$25,300,900

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

Condensed Consolidated Statements of Cash Flows (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$1,087,500	$1,956,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	433,200	388,500
Stock-based compensation	120,800	112,000
Deferred income taxes	(114,900)	576,700
Change in operating assets and liabilities:
Accounts receivable	(907,900)	(41,800)
Inventories	1,055,800	(794,600)
Prepaid expenses and other assets	(80,300)	(228,400)
Income taxes (receivable) payable	(569,300)	611,600
Accounts payable and accrued expenses	757,900	(799,800)
Contract liability	259,300	-
Total adjustments to net income	954,600	(175,800)
Net cash provided by operating activities	2,042,100	1,780,600

Cash flows from investing activities:
Purchase of property and equipment	(40,300)	(124,700)
Net cash used by investing activities	(40,300)	(124,700)

Cash flows from financing activities:
Repayments under line-of-credit	-	(750,000)
Repayments of long-term debt	(1,200,000)	(400,000)
Proceeds from exercise of stock options	88,800	34,800
Net cash used by financing activities	(1,111,200)	(1,115,200)

Net increase in cash and cash equivalents	890,600	540,700

Cash and cash equivalents, beginning of period	4,113,800	2,097,300
Cash and cash equivalents, end of period	$5,004,400	$2,638,000

Supplemental disclosures:
Cash paid during the period for interest	$34,200	$75,100
Cash paid during the period for income taxes	$1,043,500	$-

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)

Scott’s Liquid Gold-Inc. & Subsidiaries

Note 1.	Organization and Summary of Significant Accounting Policies
(a)	Company Background

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

The Condensed Consolidated Statements of Income, Condensed Consolidated Balance Sheets, and the Condensed Consolidated Statements of Cash Flows included in this Report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2018 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the period ended June 30, 2018 are not necessarily indicative of the operating results for the full year.

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

Inventories were comprised of the following at:

	June 30, 2018	December 31, 2017
Finished goods	$5,504,300	$6,983,600
Raw materials	2,242,900	1,811,200
Inventory reserve for obsolescence	(16,300)	(8,100)
	$7,730,900	$8,786,700
(g)	Property and Equipment

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

Financial instruments which potentially subject us to concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain our cash balances in the form of bank demand deposits with financial institutions that we believe are creditworthy. During the six months ended June 30, 2018, we have maintained balances in various operating accounts in excess of federally insured limits. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. We have no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

The recorded amounts for cash and cash equivalents, receivables, other current assets, accounts payable, accrued expenses, and current maturities of long-term debt approximate fair value due to the short-term nature of these financial instruments. The recorded amount of long-term debt approximates fair value and is estimated primarily based on current market rates for debt with similar terms and remaining maturities. At June 30, 2018, we had no outstanding balances on our long-term debt or on our line-of-credit. At December 31, 2017, we had long-term debt of $1,200,000 and no outstanding balance on our line-of-credit.

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

The effective tax rate for the six months ended June 30, 2018 and 2017 was 24.8% and 38.7% respectively, which differs from the statutory income tax rate due to permanent book to tax differences. The decrease in the effective tax rate is a result of the enactment of the Tax Cuts and Jobs Act (“TCJA”) on December 22, 2017 which, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018.

(l)	Revenue Recognition

Our revenue recognition policy is significant because the amount and timing of revenue is a key component of our results of operations. Certain criteria are required to be met in order to recognize revenue. If these criteria are not met, then the associated revenue is deferred until it is met. When consideration is received in advance of the delivery of goods or services, a contract liability is recorded. Our revenue contracts are identified when purchase orders are received and accepted from customers and represent a single performance obligation to sell our products to a customer.

Net sales reflect the transaction prices for contracts, which include products shipped at selling list prices reduced by variable consideration. Variable consideration includes estimates for expected customer allowances, promotional programs for consumers, and sales returns.

Variable consideration is primarily comprised of customer allowances. Customer allowances primarily include reserves for trade promotions to support price features, displays, slotting fees, and other merchandising of our products to our customers. Promotional programs for consumers primarily include coupons, rebates, and certain other promotional programs, and do not represent a significant portion of variable consideration. The costs of customer allowances and promotional programs for consumers are estimated using either the expected value or most likely amount approach, depending on the nature of the allowance, using all reasonably available information, including our historical experience and current expectations. Customer allowances and promotional programs for consumers are reflected in the transaction price when sales are recorded. We may adjust our estimates based on actual results and consideration of other factors that cause allowances. In the event that actual results differ from our estimates, the results of future periods may be impacted. Adjustments to the costs of customer allowances and promotional programs for consumers in subsequent periods are generally not material, as our promotions are typically of short duration, thereby reducing the uncertainty inherent in such estimates.

Sales returns are generally not material to our financial statements, and do not comprise a significant portion of variable consideration. Estimates for sales returns are based on, among other things, an assessment of historical trends, information from customers, and anticipated returns related to current sales activity. These estimates are established in the period of sale and reduce our revenue in that period.

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

At June 30, 2018 and December 31, 2017 approximately $834,200 and $1,069,700, respectively, had been reserved as a reduction of accounts receivable. Trade promotions to our customers and incentives such as coupons to our consumers are deducted from gross sales and totaled $1,272,100 and $1,331,800 for the six months ended June 30, 2018 and 2017, and totaled $671,700 and $712,100 for the three months ended June 30, 2018 and 2017 respectively.

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

(o)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out as selling expenses. Other selling expenses consist primarily of wages, benefits, and travel expenses for sales and sales support personnel, brokerage commissions and promotional costs, as well as certain other indirect costs. Shipping and handling costs totaled $1,159,800 and $1,253,200 for the six months ended June 30, 2018 and 2017, and totaled $538,400 and $621,600 for the three months ended June 30, 2018 and 2017 respectively.

General and administrative expenses consist primarily of wages and benefits associated with management and administrative support departments, business insurance costs, professional fees, office facility related expenses, and other general support costs.

The Company entered into a confidential separation agreement, waiver and release with the former Chief Financial Officer of the Company effective June 1, 2018 (the “Separation Agreement”). The Company agreed to pay the former Chief Financial Officer severance pay over nine months in conjunction with terms set forth in the Separation Agreement. Severance costs of $287,200 were recognized in the second quarter of 2018 and are included in general and administrative expenses for the six months ended June 30, 2018. Accrued severance costs are included in accrued expenses on the Condensed Consolidated Balance Sheets as of June 30, 2018.

(p)	Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). This guidance, as amended by subsequent ASUs on the topic, requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with such classification affecting the pattern of expense recognition in the income statement. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We anticipate that most of our operating leases will result in recognition of additional assets and the corresponding liabilities on the Consolidated Balance Sheets. We have not determined the amount of these transactions or the final impact to our earnings as the actual impact will depend on the Company’s lease portfolio at the time of adoption.

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

During the six months ended June 30, 2018, we granted options to acquire: (i) 40,056 shares of our common stock to employees at prices ranging between $2.17 to $3.35 per share; (ii) 105,000 shares of our common stock to executive officers at prices ranging between $2.09 to $2.17 per share; and (iii) 90,000 shares of our common stock to non-employee board members at a price of $2.17 per share. During the six months ended June 30, 2017, we granted options to acquire 7,536 shares of our common stock to an employee at a price of $1.80 per share.

The weighted average fair market value of the options granted in the six months ended June 30, 2018 and 2017 was estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

	June 30, 2018	June 30, 2017
Expected life of options (using the “simplified” method)	4 years	6 years
Average risk-free interest rate	2.63%	1.82%
Average expected volatility of stock	69%	107%
Expected dividend rate	None	None
Fair value of options granted	$246,300	$11,100

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) totaled $120,800 and $112,000 in the six months ended June 30, 2018 and 2017, respectively. Approximately $597,600 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next four years, depending on the vesting provisions of the options. There was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible.

In 2005, we adopted a stock option plan for our employees, officers and directors (the “2005 Plan”). In 2015, we adopted a stock option plan for our employees, officers and directors (the “2015 Plan”) to replace the 2005 Plan, which expired on March 31, 2015.

Activity under our two stock option plans is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
2005 Plan
Outstanding, December 31, 2017	492,063	$0.73	3.8 years	$1,067,000
Granted	-	$-
Exercised	(101,563)	$0.42
Cancelled/Expired	-	$-
Outstanding, June 30, 2018	390,500	$0.81	4.2 years	$522,600
Exercisable, June 30, 2018	327,897	$0.80	3.8 years	$442,100

2015 Plan
Outstanding, December 31, 2017	784,684	$1.32	6.4 years	$1,238,200
Granted	235,056	$2.26
Exercised	(36,563)	$1.25
Cancelled/Expired	-	$-
Outstanding, June 30, 2018	983,177	$1.55	5.7 years	$624,000
Exercisable, June 30, 2018	471,805	$1.32	5.5 years	$397,400

Note 3.	Earnings per Share

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

A reconciliation of the weighted average number of common shares outstanding is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Common shares outstanding, beginning of the period	12,023,716	11,857,026	11,885,839	11,749,589
Weighted average common shares issued	219	2,901	90,922	68,554
Weighted average number of common shares outstanding	12,023,935	11,859,927	11,976,761	11,818,143
Dilutive effect of common share equivalents	525,012	426,329	601,155	339,974
Diluted weighted average number of common shares outstanding	12,548,947	12,286,256	12,577,916	12,158,117

Common stock equivalents that have been excluded from the calculation of earnings per share because they would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	251,600	7,500	251,600	525,600

Note 4.	Segment Information

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

The following provides information on our segments for the three and six months ended June 30:

	Three Months Ended June 30, 2018
	Household Products	Skin and Hair Care Products	Total
Net sales	$1,364,200	$9,442,400	$10,806,600
Operating (loss) income	(449,800)	2,210,100	1,760,300
Capital and intangible asset expenditures	17,700	22,600	40,300
Depreciation and amortization	31,700	195,000	226,700

	Three Months Ended June 30, 2017
	Household Products	Skin and Hair Care Products	Total
Net sales	$1,330,700	$8,543,100	$9,873,800
Operating (loss) income	(130,300)	1,556,000	1,425,700
Capital and intangible asset expenditures	80,300	-	80,300
Depreciation and amortization	30,100	166,800	196,900

	Six Months Ended June 30, 2018
	Household Products	Skin and Hair Care Products	Total
Net sales	$2,715,400	$15,519,200	$18,234,600
Operating (loss) income	(895,300)	2,413,900	1,518,600
Capital and intangible asset expenditures	17,700	22,600	40,300
Depreciation and amortization	68,400	364,800	433,200

	Six Months Ended June 30, 2017
	Household Products	Skin and Hair Care Products	Total
Net sales	$2,780,300	$17,536,100	$20,316,400
Operating (loss) income	(209,200)	3,476,500	3,267,300
Capital and intangible asset expenditures	124,700	-	124,700
Depreciation and amortization	54,000	334,500	388,500

Note 5.	Goodwill and Intangible Assets

Intangible assets consisted of the following:

	As of June 30, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets:
Customer relationships	$4,022,100	$804,400	$3,217,700	$4,022,100	$603,300	$3,418,800
Trade names	2,362,400	314,800	2,047,600	2,362,400	236,100	2,126,300
Formulas and batching processes	668,600	111,600	557,000	668,600	83,700	584,900
Non-compete agreement	26,300	10,600	15,700	26,300	7,900	18,400
	7,079,400	1,241,400	5,838,000	7,079,400	931,000	6,148,400
Goodwill			1,520,600			1,520,600
Total intangible assets			$7,358,600			$7,669,000

The amortization expense for the six months ended June 30, 2018 and 2017 was $310,400, respectively. The amortization expense for the three months ended June 30, 2018 and 2017 was $155,200, respectively.

Estimated amortization expense for 2018 and subsequent years is as follows:

2018 (remaining)	$310,300
2019	620,700
2020	620,700
2021	617,600
Thereafter	3,668,700
Total	$5,838,000

Note 6.	Long-Term Debt and Line-of-Credit

On June 30, 2016, Neoteric Cosmetics, Inc., a wholly-owned subsidiary of the Company, and the Company, as borrowers, entered into a credit agreement, as amended (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”), as lender, pursuant to which Chase provided a term loan and a revolving credit facility.

In June 2018, we paid the remaining principal balance of the term loan in the amount of $1,000,000. There were no additional costs incurred associated with the prepayment of the term loan.

The revolving credit facility amount is $4 million with interest of: (i) the LIBO Rate + 2.5%; or (ii) the Prime Rate, with a floor of the one month LIBO Rate + 2.5%, and will terminate on June 30, 2019 or any earlier date on which the revolving commitment is otherwise terminated pursuant to the Credit Agreement. Under the Credit Agreement we are obligated to pay quarterly an unused commitment fee equal to 0.5% per annum on the daily amount of the undrawn portion of the revolving line-of-credit. The loans are collateralized by all of the assets of the Company and its subsidiaries.

The Credit Agreement requires, among other things, that beginning on December 31, 2016 and subsequently on a quarterly basis, the Company is subject to affirmative, negative, and financial covenants. The Company was in compliance with the covenants in the Credit Agreement as of June 30, 2018 and December 31, 2017.

Debt issuance costs recognized as a component of interest expense for the six months ended June 30, 2018 and 2017 were $37,600 and $12,500, respectively. Debt issuance costs recognized as a component of interest expense for the three months ended June 30, 2018 and 2017 were $31,300 and $6,200, respectively. In conjunction with the prepayment of the remaining principal balance of the term loan, $25,100 of unamortized debt issuance costs were recognized as a component of interest expense. Prior to the prepayment of the term loan, these costs were amortized using the effective interest method over the term of the Credit Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months

Our net income for the second quarter of 2018 was $1,283,900 versus net income of $875,300 in the second quarter of 2017. This increase is primarily due to: (1) an increase in net sales; and (2) decreases in cost of sales and income tax expense, and was offset by an increase in operating expenses.

Summary of Results as a Percentage of Net Sales

	Year Ended December 31,	Three Months Ended June 30,
	2017	2018	2017
Net sales
Household products	13.4%	12.6%	13.5%
Skin and hair care products	86.6%	87.4%	86.5%
Total net sales	100.0%	100.0%	100.0%
Cost of sales	54.1%	50.2%	56.8%
Gross profit	45.9%	49.8%	43.2%
Expenses
Operating expenses	27.8%	33.5%	28.8%
Interest expense	0.3%	0.4%	0.3%
Total expenses	28.1%	33.9%	29.1%
Income before income taxes	17.8%	15.9%	14.1%

Comparative Net Sales

	Three Months Ended June 30,		Percentage Increase
	2018	2017	(Decrease)
Total household products	$1,364,200	$1,330,700	2.5%
Total skin and hair care products	9,442,400	8,543,100	10.5%
Total net sales	$10,806,600	$9,873,800	9.4%

Sales of household products for the second quarter of 2018 were consistent compared to the same period in 2017, with slight increases in Scott’s Liquid Gold® Floor Restore and Wood Care products offset by the discontinuance of sales of our Touch of Scent® Air Freshener products in the second quarter of 2018.

Sales of skin and hair care products for the second quarter of 2018 significantly increased by $899,300 or 10.5% compared to the same period in 2017. This increase was primarily the result of an increase in sales of our Alpha® Skin Care products internationally and to e-commerce retailers. This was offset by a decrease in the net sales of 7th Heaven and Batiste Dry Shampoo. The decrease in net sales of 7th Heaven face masque sachets is due primarily to a substantial increase in competitive products. The decrease in net sales of Batiste Dry Shampoo is due to changes in our distribution arrangement with Church & Dwight, which eliminated sales to TJ Maxx.

On a consolidated basis, cost of sales was $5,429,000 during the second quarter of 2018 compared to $5,606,800 for the same period in 2017, a decrease of $177,800 or 3.2%, on a net sales increase of 9.4%. As a percentage of consolidated net sales, cost of sales was 50.2% in the second quarter of 2018 compared to 56.8% for the same period in 2017.

As a percentage of net sales of our household products, the costs of sales for our household products increased to 53.6% in the second quarter of 2018 compared to 52.0% for the same period in 2017 due to slight increases in the underlying production costs.

As a percentage of net sales of our skin and hair care products, the cost of sales for our skin and hair care products decreased to 49.8% in the second quarter of 2018 compared to 57.5% for the same period in 2017. This change varies from period to period based on sales mix and trade promotions of the products we make versus the products we distribute for other companies. The decrease is primarily attributable to an increase in sales of our Alpha® Skin Care products internationally and to e-commerce retailers, and offset by: (1) increased trade promotions related to Batiste Dry Shampoo; and (2) an increase in the costs of Prell® Shampoo, which we began manufacturing during the fourth quarter of 2017.

Operating Expenses, Interest Expense and Other Income

	Three Months Ended June 30,		Percentage Increase
	2018	2017	(Decrease)
Operating expenses
Advertising	$344,700	$138,700	148.5%
Selling	1,841,400	1,679,300	9.7%
General and administrative	1,431,200	1,023,300	39.9%
Total operating expenses	$3,617,300	$2,841,300	27.3%
Interest expense	$47,700	$33,200	43.7%

Advertising expenses for the second quarter of 2018 increased by $206,000 compared to the same period in 2017 primarily due to investments in: (1) airing a national television campaign for Scott’s Liquid Gold® Wood Care products; and (2) airing a national television campaign for Prell® Shampoo during the second quarter of 2018.

Selling expenses for the second quarter of 2018 increased by $162,100 compared to the same period in 2017 primarily due to an increase in brokerage commissions. The increase in brokerage commissions is due to an increase in sales of Alpha® Skin Care to China, which have higher brokerage commission rates than sales to other customers.

General and administrative expenses for the second quarter of 2018 increased by $407,900 compared to the same period in 2017, primarily due to the incurrence of severance costs related to the Separation Agreement and recruiting fees to fill positions across the Company.

Interest expense for the second quarter of 2018 increased by $14,500 compared to the same period in 2017, primarily due to the recognition of the unamortized debt issuance costs upon the prepayment of the remaining balance of the term loan in June 2018.

Six months

Our net income for the first six months of 2018 was $1,087,500 compared to  $1,956,400 in the first six months of 2017. This decrease is primarily due to a decrease in net sales and was offset by decreases in: (1) cost of sales; (2) operating expenses; and (3) income tax expense.

Summary of Results as a Percentage of Net Sales

	Year Ended December 31,	Six Months Ended June 30,
	2017	2018	2017
Net sales
Household products	13.4%	14.9%	13.7%
Skin and hair care products	86.6%	85.1%	86.3%
Total net sales	100.0%	100.0%	100.0%
Cost of sales	54.1%	53.9%	55.3%
Gross profit	45.9%	46.1%	44.7%
Expenses
Operating expenses	27.8%	37.7%	28.6%
Interest expense	0.3%	0.4%	0.4%
Total expenses	28.1%	38.1%	29.0%
Income before income taxes	17.8%	8.0%	15.7%

Comparative Net Sales

	Six Months Ended June 30,		Percentage Increase
	2018	2017	(Decrease)
Total household products	$2,715,400	$2,780,300	(2.3%)
Total skin and hair care products	15,519,200	17,536,100	(11.5%)
Total net sales	$18,234,600	$20,316,400	(10.2%)

Sales of household products for the first six months of 2018 were consistent compared to the same period in 2017, with a slight decrease in 2018 that was primarily attributable to the discontinuance of sales of our Touch of Scent® Air Freshener products in the second quarter of 2018.

Sales of skin and hair care products for the first six months of 2018 significantly decreased by $2,016,900 compared to the same period in 2017. This decrease was primarily a result of a decrease in the net sales of 7th Heaven and Batiste Dry Shampoo. The decrease in 7th Heaven face masque sachets is due primarily to a substantial increase in competitive products. The decrease in net sales of Batiste Dry Shampoo is due to: (1) changes in our distribution arrangement with Church & Dwight, which eliminated sales to TJ Maxx; and (2) what we believe to have been changes in the timing of purchases and optimal inventory levels by certain of our customers in the first quarter of 2018 compared to the same period in 2017. This decrease was partially offset by an increase in sales of Alpha® Skin Care products internationally and to e-commerce retailers.

On a consolidated basis, cost of sales was $9,836,500 during the first six months of 2018 compared to $11,229,000 for the same period in 2017, a decrease of $1,392,500 or 12.4%, on a net sales decrease of 10.2%. As a percentage of consolidated net sales, cost of sales was 53.9% in the first six months of 2018 compared to 55.3% for the same period in 2017.

As a percentage of net sales of our household products, the costs of sales for our household products increased to 51.7% in the first six months of 2018 compared to 48.5% for the same period in 2017 due to slight increases in the underlying production costs.

As a percentage of net sales of our skin and hair care products, the cost of sales for our skin and hair care products decreased to 54.3% in the first six months of 2018 compared to 56.3% for the same period in 2017. This change varies from period to period based on sales mix and trade promotions of the products we make versus the products we distribute for other companies. The decrease is primarily attributable to an increase in sales of our Alpha® Skin Care products internationally and to e-commerce retailers, and offset by: (1) increased trade promotions related to Batiste Dry Shampoo; and (2) an increase in the underlying costs of Prell® Shampoo, which we began manufacturing during the fourth quarter of 2017.

Operating Expenses, Interest Expense and Other Income

	Six Months Ended June 30,		Percentage Increase
	2018	2017	(Decrease)
Operating expenses
Advertising	$881,900	$421,300	109.3%
Selling	3,473,100	3,295,200	5.4%
General and administrative	2,524,500	2,103,600	20.0%
Total operating expenses	$6,879,500	$5,820,100	18.2%
Interest expense	$71,800	$75,100	(4.4%)

Advertising expenses for the first six months of 2018 increased by $460,600 compared to the same period in 2017, primarily due to investments in: (1) producing and airing a national television campaign for Scott’s Liquid Gold® Wood Care products; and (2) airing a national television campaign for Prell® Shampoo during the first six months of 2018.

Selling expenses for the first six months of 2018 increased by $177,900 compared to the same period in 2017, primarily due to an increase in brokerage commissions. The increase in brokerage commissions is due to an increase in sales of Alpha® Skin Care to China, which have higher brokerage commission rates than sales to other customers.

General and administrative expenses for the first six months of 2018 increased by $420,900 compared to the same period in 2017, primarily due to the incurrence of severance costs related to the Separation Agreement and recruiting fees to fill positions across the Company.

Interest expense for the first six months of 2018 was $71,800 compared to $75,100 for the same period in 2017, a decrease of $3,300 or 4.4%. The decrease is due to a lower balance on the term loan and no outstanding balance on the line-of-credit during the first six months of 2018 and was offset by the recognition of the unamortized debt issuance costs upon the prepayment of the remaining balance of the term loan in June 2018.

Liquidity and Capital Resources

Financing Agreements

Please see Note 6 to our Condensed Consolidated Financial Statements for information on our Credit Agreement with Chase.

Liquidity

At June 30, 2018, we had $4.0 million available on our revolving credit facility, and approximately $5.0 million in cash on hand, which was $890,600 more compared to December 31, 2017.

Net cash provided by operating activities in the first six months of 2018 was $2.0 million, primarily comprised of net income of $1.1 million and cash generated by working capital of $515,500, which includes $1.1 million of cash generated by inventory and offset by $540,300 due to timing of cash flows of working capital and other uses of cash in the normal course of operations.

Net cash used by investing activities is comprised of $40,300 of purchases of property and equipment.

Net cash used by financing activities is primarily comprised of $1.2 million in payments of long-term debt.

We anticipate that our existing cash and our cash flow from operations, together with our current Credit Agreement with Chase, will be sufficient to meet our cash requirements for the 12 months following the filing date of this Report. During the first six months of 2018, we spent $40,300 on routine and maintenance production and warehouse equipment in our manufacturing facility. We expect to make additional capital expenditures of approximately $150,000 in 2018 to improve our manufacturing capabilities and efficiencies and on production and warehouse equipment that is primarily related to our acquisition of the Prell®, Denorex®, and Zincon® brands.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2018, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.1

Confidential Separation Agreement, Waiver and Release, dated as of April 27, 2018, between Barry J. Levine and the Company incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2018.

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

SCOTT’S LIQUID GOLD-INC.
By:	/s/ Mark E. Goldstein
Mark E. Goldstein
President and Chief Executive Officer
(Principal Executive Officer)
By:	/s/ Kevin A. Paprzycki
Kevin A. Paprzycki
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Date: August 13, 2018