Form 10-Q
period 2018-09-30
Scott's Liquid Gold - Inc.
filed 2018-11-13
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2018, the registrant had 12,408,177 shares of its common stock, $0.10 par value per share, outstanding.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	$9,686	$10,341	$27,921	$30,657
Cost of sales	4,808	5,420	14,644	16,649
Gross Profit	4,878	4,921	13,277	14,008

Operating expenses:
Advertising	324	110	1,206	531
Selling	2,063	1,583	5,536	4,879
General and administrative	1,079	1,063	3,604	3,166
Total operating expenses	3,466	2,756	10,346	8,576
Income from operations	1,412	2,165	2,931	5,432

Interest expense	(5)	(26)	(77)	(102)
Income before income taxes	1,407	2,139	2,854	5,330
Income tax expense	(340)	(664)	(699)	(1,899)
Net income	$1,067	$1,475	$2,155	$3,431

Net income per common share
Basic	$0.09	$0.12	$0.18	$0.29
Diluted	$0.09	$0.12	$0.17	$0.28
Weighted average shares outstanding
Basic	12,162	11,886	12,039	11,841
Diluted	12,540	12,360	12,581	12,218

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and par value amounts)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$5,646	$4,114
Accounts receivable, net	3,346	3,104
Inventories, net	8,387	8,787
Income taxes receivable	177	-
Prepaid expenses	312	285
Total current assets	17,868	16,290

Property and equipment, net	988	909
Deferred tax asset	483	384
Goodwill	1,521	1,521
Intangible assets, net	5,683	6,148
Other assets	49	49
Total assets	$26,592	$25,301

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,862	$1,656
Accrued expenses	763	936
Income taxes payable	-	366
Current maturities of long-term debt	-	800
Total current liabilities	2,625	3,758

Long-term debt, net of current maturities and debt issuance costs	-	362
Total liabilities	2,625	4,120

Shareholders’ equity:
Preferred stock, no par value, authorized 20,000,000 shares; no shares issued and outstanding	-	-
Common stock; $0.10 par value, authorized 50,000,000 shares; issued and outstanding 12,408,177 shares (2018) and 11,885,839 shares (2017)	1,241	1,189
Capital in excess of par	7,020	6,441
Retained earnings	15,706	13,551
Total shareholders’ equity	23,967	21,181
Total liabilities and shareholders’ equity	$26,592	$25,301

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$2,155	$3,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	626	591
Stock-based compensation	184	184
Deferred income taxes	(99)	829
Change in operating assets and liabilities:
Accounts receivable	(242)	304
Inventories	400	(3,843)
Prepaid expenses and other assets	(27)	(75)
Income taxes (receivable) payable	(543)	204
Accounts payable and accrued expenses	33	335
Total adjustments to net income	332	(1,471)
Net cash provided by operating activities	2,487	1,960

Cash flows from investing activities:
Purchase of property and equipment	(202)	(353)
Net cash used by investing activities	(202)	(353)

Cash flows from financing activities:
Repayments under line-of-credit	-	(750)
Repayments of long-term debt	(1,200)	(600)
Proceeds from exercise of stock options	447	35
Net cash used by financing activities	(753)	(1,315)

Net increase in cash and cash equivalents	1,532	292

Cash and cash equivalents, beginning of period	4,114	2,097
Cash and cash equivalents, end of period	$5,646	$2,389

Supplemental disclosures:
Cash paid during the period for interest	$39	$102
Cash paid during the period for income taxes	$1,342	$866

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except per share data)

Note 1.	Organization and Summary of Significant Accounting Policies
(a)	Company Background

Scott’s Liquid Gold-Inc. (a Colorado corporation) was incorporated on February 15, 1954. Scott’s Liquid Gold-Inc. and its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our,” or “us”) develop, manufacture, market and sell quality household and skin and hair care products. We are also a distributor in the United States of skin and hair care products manufactured by two other companies. Our business is comprised of two segments, household products and skin and hair care products.

(b)	Principles of Consolidation

Our Condensed Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

(c)	Basis of Presentation

The unaudited Condensed Consolidated Statements of Income, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statements of Cash Flows included in this Report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2018 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the period ended September 30, 2018 are not necessarily indicative of the operating results for the full year.

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

Inventories were comprised of the following at:

	September 30, 2018	December 31, 2017
Finished goods	$5,852	$6,984
Raw materials	2,554	1,811
Inventory reserve for obsolescence	(19)	(8)
	$8,387	$8,787
(g)	Property and Equipment

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

Financial instruments which potentially subject us to concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain our cash balances in the form of bank demand deposits with financial institutions that we believe are creditworthy. During the nine months ended September 30, 2018, we have maintained balances in various operating accounts in excess of federally insured limits. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. We have no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

The recorded amounts for cash and cash equivalents, receivables, other current assets, accounts payable, accrued expenses, and current maturities of long-term debt approximate fair value due to the short-term nature of these financial instruments. The recorded amount of long-term debt approximates fair value and is estimated primarily based on current market rates for debt with similar terms and remaining maturities. At September 30, 2018, we had no outstanding balances on our long-term debt or on our line-of-credit. At December 31, 2017, we had long-term debt of $1,200 and no outstanding balance on our line-of-credit.

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

The effective tax rate for the nine months ended September 30, 2018 and 2017 was 24.5% and 35.6% respectively, which differs from the statutory income tax rate due to permanent book to tax differences. The decrease in the effective tax rate is a result of the enactment of the Tax Cuts and Jobs Act (“TCJA”) on December 22, 2017 which lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018.

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

At September 30, 2018 and December 31, 2017 approximately $1,130 and $1,070, respectively, had been reserved as a reduction of accounts receivable. Trade promotions to our customers and incentives such as coupons to our consumers are deducted from gross sales and totaled $1,990 and $1,854 for the nine months ended September 30, 2018 and 2017, and totaled $718 and $522 for the three months ended September 30, 2018 and 2017 respectively.

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

(o)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, internal transfer costs, repairs, maintenance and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out as selling expenses. Other selling expenses consist primarily of wages, benefits, and travel expenses for sales and sales support personnel, brokerage commissions and promotional costs, as well as certain other indirect costs. Shipping and handling costs totaled $1,966 and $1,864 for the nine months ended September 30, 2018 and 2017, and totaled $806 and $611 for the three months ended September 30, 2018 and 2017 respectively.

General and administrative expenses consist primarily of wages and benefits associated with management and administrative support departments, business insurance costs, professional fees, office facility related expenses, and other general support costs.

The Company entered into a confidential separation agreement, waiver and release with the former Chief Financial Officer of the Company effective June 1, 2018 (the “Separation Agreement”). The Company agreed to pay the former Chief Financial Officer severance pay over nine months in conjunction with terms set forth in the Separation Agreement. Severance costs of $287 were recognized in the second quarter of 2018 and are included in general and administrative expenses for the nine months ended September 30, 2018. Accrued severance costs are included in accrued expenses on the Condensed Consolidated Balance Sheets as of September 30, 2018.

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). The new guidance modifies disclosure requirements related to fair value measurement.  The amendments in ASU 2018-13 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Implementation on a prospective or retrospective basis varies by specific disclosure requirement.  Early adoption is permitted. The standard also allows for early adoption of any removed or modified disclosures upon issuance of this ASU while delaying adoption of the additional disclosures until their effective date. ASU 2018-13 is not expected to have a material impact on our financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). The new guidance reduces complexity for the accounting for costs of implementing a cloud computing service arrangement and  aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license).  For public companies, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Implementation should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. ASU 2018-15 is not expected to have a material impact on our financial statements.

Note 2.	Stock-Based Compensation

During the nine months ended September 30, 2018, we granted options to acquire: (i) 40,056 shares of our common stock to employees at prices ranging from $2.17 to $3.35 per share; (ii) 105,000 shares of our common stock to executive officers at prices ranging from $2.09 to $2.17 per share; and (iii) 90,000 shares of our common stock to non-employee board members at a price of $2.17 per share.

During the nine months ended September 30, 2017, we granted options to acquire: 16,560 shares of our common stock to employees at prices ranging from $1.80 and $2.25 per share; and (ii) 30,000 shares of our common stock to a non-employee board member at a price of $2.25 per share.

The weighted average fair market value of the options granted during the nine months ended September 30, 2018 and 2017 were estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

	September 30, 2018	September 30, 2017
Expected life of options (using the “simplified” method)	4 years	4 years
Average risk-free interest rate	2.63%	1.44%
Average expected volatility of stock	69%	78%
Expected dividend rate	None	None
Fair value of options granted	$246	$55

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) totaled $184 in the nine months ended September 30, 2018 and 2017, respectively. Approximately $384 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next four years, depending on the vesting provisions of the options. There was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible.

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

A reconciliation of the weighted average number of common shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Common shares outstanding, beginning of the period	12,024	11,886	11,886	11,750
Weighted average common shares issued	138	-	153	91
Weighted average number of common shares outstanding	12,162	11,886	12,039	11,841
Dilutive effect of common share equivalents	378	474	542	377
Diluted weighted average number of common shares outstanding	12,540	12,360	12,581	12,218

Common stock equivalents that have been excluded from the calculation of earnings per share because they would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	252	47	252	89

Note 4.	Segment Information

We operate in two different segments: household products and skin and hair care products. Our products are sold nationally and internationally (primarily China and Canada), directly through our sales force (or pursuant to exclusive distribution agreements for our international sales) and indirectly through independent brokers and manufacturer’s representatives, to mass merchandisers, drugstores, supermarkets, hardware stores, e-commerce retailers, and other retail outlets and to wholesale distributors. We have chosen to organize our business around these segments based on differences in the products sold.

Accounting policies for our segments are the same as those described in Note 1. We evaluate segment performance based on segment income or loss before income taxes.

The following provides information on our segments for the three and nine months ended September 30:

	Three Months Ended September 30, 2018
	Household Products	Skin and Hair Care Products	Total
Net sales	$1,165	$8,521	$9,686
(Loss) income from operations	(414)	1,826	1,412
Capital and intangible asset expenditures	-	161	161
Depreciation and amortization	29	164	193

	Three Months Ended September 30, 2017
	Household Products	Skin and Hair Care Products	Total
Net sales	$1,409	$8,932	$10,341
Income from operations	11	2,154	2,165
Capital and intangible asset expenditures	32	196	228
Depreciation and amortization	34	169	203

	Nine Months Ended September 30, 2018
	Household Products	Skin and Hair Care Products	Total
Net sales	$3,881	$24,040	$27,921
(Loss) income from operations	(1,309)	4,240	2,931
Capital and intangible asset expenditures	18	184	202
Depreciation and amortization	97	529	626

	Nine Months Ended September 30, 2017
	Household Products	Skin and Hair Care Products	Total
Net sales	$4,189	$26,468	$30,657
(Loss) income from operations	(199)	5,631	5,432
Capital and intangible asset expenditures	157	196	353
Depreciation and amortization	88	503	591

Note 5.	Goodwill and Intangible Assets

Goodwill and intangible assets, which are related to our acquisition of our Prell®, Denorex®, and Zincon® brands, consisted of the following:

	As of September 30, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets:
Customer relationships	$4,022	$905	$3,117	$4,022	$604	$3,418
Trade names	2,363	354	2,009	2,363	236	2,127
Formulas and batching processes	669	126	543	669	84	585
Non-compete agreement	26	12	14	26	8	18
	7,080	1,397	5,683	7,080	932	6,148
Goodwill			1,521			1,521
Total intangible assets			$7,204			$7,669

The amortization expense for the nine months ended September 30, 2018 and 2017 was $465, respectively. The amortization expense for the three months ended September 30, 2018 and 2017 was $155, respectively.

Estimated amortization expense for 2018 and subsequent years is as follows:

2018 (remaining)	$155
2019	621
2020	621
2021	618
Thereafter	3,668
Total	$5,683

Note 6.	Long-Term Debt and Line-of-Credit

On June 30, 2016, the Company and Neoteric Cosmetics, Inc., a wholly-owned subsidiary of the Company, collectively as borrowers, entered into a credit agreement, as amended (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”), as lender, pursuant to which Chase provided a term loan and a revolving credit facility that were related to our acquisition of the Prell®, Denorex®, and Zincon® brands.

In June 2018, we paid the remaining principal balance of the term loan in the amount of $1,000. There were no additional costs incurred associated with the prepayment of the term loan.

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

The Credit Agreement requires, among other things, that beginning on December 31, 2016 and subsequently on a quarterly basis, the Company is subject to affirmative, negative, and financial covenants. The Company was in compliance with the covenants in the Credit Agreement as of September 30, 2018 and December 31, 2017.

Debt issuance costs recognized as a component of interest expense for the nine months ended September 30, 2018 and 2017 were $38 and $19, respectively. Debt issuance costs recognized as a component of interest expense for the three months ended September 30, 2018 and 2017 were $0 and $6, respectively. In conjunction with the prepayment of the remaining principal balance of the term loan, $25 of unamortized debt issuance costs were recognized as a component of interest expense. Prior to the prepayment of the term loan, these costs were amortized using the effective interest method over the term of the Credit Agreement.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

(in thousands)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended September 30, 2018 compared to three months ended September 30, 2017

	Three Months Ended September 30,
			Increase / (Decrease)
	2018	2017	$	%
Net sales	$9,686	$10,341	$(655)	(6.3%)
Cost of sales	4,808	5,420	(612)	(11.3%)
Gross profit	4,878	4,921	(43)	(0.9%)
Gross margin	50.4%	47.6%

Operating expenses:
Advertising	324	110	214	194.5%
Selling	2,063	1,583	480	30.3%
General and administrative	1,079	1,063	16	1.5%
Total operating expenses	3,466	2,756	710	25.8%
Income from operations	1,412	2,165	(753)	(34.8%)

Interest expense	(5)	(26)	21	80.8%
Income before income taxes	1,407	2,139	(732)	(34.2%)
Income tax expense	(340)	(664)	324	48.8%
Net income	$1,067	$1,475	$(408)	(27.7%)

Net income decreased primarily due to the following:

•	Lower net sales, primarily driven by lower sales of distributed skin and hair care products that were partially offset by an increase in sales of Alpha® Skin Care products.
•

Gross profit was consistent due to the increase in sales of Alpha® Skin Care products, which feature higher gross margins and offset lower sales of our other products. In the fourth quarter of 2018, we expect lower overall gross margins due to higher sales of our distributed products and lower sales of our Alpha® Skin Care products, based on the timing of orders from our international customers in order to meet their consumer demand.

•	Advertising costs increased due to airing a television campaign for Scott’s Liquid Gold® Wood Care products.
•

Selling costs increased due to increases in brokerage commissions for international sales of Alpha® Skin Care products. Shipping and handling costs also increased due to an increase in international sales of Alpha® Skin Care products as well as a slight rise in shipping rates.

•

This was partially offset by a decrease in income tax expense due to the enactment of the TCJA, which lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, as well as a decrease in income before taxes.

Segment results

Household products

The following table shows comparative net sales, gross margin, gross profit, income (loss) from operations, volume and percentage changes for household products between periods:

	Three Months Ended September 30,
			Increase / (Decrease)
	2018	2017	$	%
Net sales	$1,165	$1,409	$(244)	(17.3%)
Gross profit	$540	$748	$(208)	(27.8%)
Gross margin	46.4%	53.1%
(Loss) income from operations	$(414)	$11	$(425)	(3,863.6%)
•

Net sales of household products decreased primarily due to lower sales of the Scott’s Liquid Gold® Wood Care product line in part due to an increase in competition through the introduction of similar products. Net sales also decreased due to the discontinuation of sales of our Touch of Scent® Air Freshener products in the second quarter of 2018.

•

The loss from operations occurred due to lower gross profit and gross margin from the decrease in sales as well as an increase in advertising costs related to airing a television campaign for Scott’s Liquid Gold® Wood Care products.

Skin and hair care products

The following table shows comparative net sales, gross margin, gross profit, income (loss) from operations, volume and percentage changes for skin and hair care products between periods:

	Three Months Ended September 30,
			Increase / (Decrease)
	2018	2017	$	%
Net sales - distributed products	$3,593	$5,012	$(1,419)	(28.3%)
Net sales - manufactured products	$4,928	$3,920	$1,008	25.7%
Gross profit	$4,338	$4,173	$165	4.0%
Gross margin	50.9%	46.7%
Income from operations	$1,826	$2,154	$(328)	(15.2%)
•

Net sales of distributed skin and hair care products decreased due to lower sales of Batiste Dry Shampoo from the elimination of sales to TJ Maxx as well as a decrease in sales of 7th Heaven skin care products from a strong sales trend throughout 2017 that returned to historical levels in 2018. We also saw a substantial increase in competitive products for 7th Heaven skin care products in 2018.

•	Net sales of manufactured skin and hair care products increased due to higher international sales of Alpha® Skin Care products related to our exclusive distribution agreement.
•

Income from operations decreased due to lower sales of distributed products but was partially offset by the increase in sales of Alpha® Skin Care products, which have higher gross margins and lower trade promotion costs than the products we distribute for other companies. Gross margins decreased for Prell® Shampoo, which we began manufacturing in the fourth quarter of 2017. Brokerage commissions increased from international sales of Alpha® Skin Care products. Shipping and handling costs also increased due a slight rise in shipping rates as well as the increase in international sales of Alpha® Skin Care products.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

	Nine Months Ended September 30,
			Increase / (Decrease)
	2018	2017	$	%
Net sales	$27,921	$30,657	$(2,736)	(8.9%)
Cost of sales	14,644	16,649	(2,005)	(12.0%)
Gross profit	13,277	14,008	(731)	(5.2%)
Gross margin	47.6%	45.7%

Operating expenses:
Advertising	1,206	531	675	127.1%
Selling	5,536	4,879	657	13.5%
General and administrative	3,604	3,166	438	13.8%
Total operating expenses	10,346	8,576	1,770	20.6%
Income from operations	2,931	5,432	(2,501)	(46.0%)

Interest expense	(77)	(102)	25	24.5%
Income before income taxes	2,854	5,330	(2,476)	(46.5%)
Income tax expense	(699)	(1,899)	1,200	63.2%
Net income	$2,155	$3,431	$(1,276)	(37.2%)

Net income decreased primarily due to the following:

•

Lower net sales and gross profit, primarily driven by lower sales of distributed skin and hair care products that were partially offset by an increase in sales of Alpha® Skin Care products. The decrease in gross profit was partially offset by the increase in sales of Alpha® Skin Care products, which feature higher gross margins and lower trade promotion costs than our other products. In the fourth quarter of 2018, we expect lower overall gross margins due to higher sales of our distributed products and lower sales of our Alpha® Skin Care products, based on the timing of orders from our international customers in order to meet their consumer demand.

•	Advertising costs increased due to producing and airing a television campaign for Scott’s Liquid Gold® Wood Care as well as airing a television campaign for Prell® Shampoo.
•

Selling costs increased due to increases in brokerage commissions for international sales of Alpha® Skin Care products. Shipping and handling costs also increased due to an increase in international sales of Alpha® Skin Care products as well as a slight rise in shipping rates.

•	General and administrative costs increased primarily due to to the incurrence of severance costs related to the Separation Agreement and recruiting fees to fill positions across the Company.
•

This was partially offset by a decrease in income tax expense due to the enactment of the TCJA, which, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, as well as a decrease in income before taxes.

Segment results

Household products

The following table shows comparative net sales, gross margin, gross profit, income (loss) from operations, volume and percentage changes for household products between periods:

	Nine Months Ended September 30,
			Increase / (Decrease)
	2018	2017	$	%
Net sales	$3,881	$4,189	$(308)	(7.4%)
Gross profit	$1,853	$2,179	$(326)	(15.0%)
Gross margin	47.7%	52.0%
Loss from operations	$(1,309)	$(199)	$(1,110)	(557.8%)
•

Net sales of household products decreased primarily due to lower sales of the Scott’s Liquid Gold® Wood Care product line in part due to an increase in competition through the introduction of similar products. Net sales also decreased due to the discontinuation of sales of our Touch of Scent® Air Freshener products in the second quarter of 2018.

•

The loss from operations increased due to lower gross profit and gross margin from the decrease in sales as well as an increase in advertising costs related to producing and airing a television campaign for Scott’s Liquid Gold® Wood Care products.

Skin and hair care products

The following table shows comparative net sales, gross margin, gross profit, income (loss) from operations, volume and percentage changes for skin and hair care products between periods:

	Nine Months Ended September 30,
			Increase / (Decrease)
	2018	2017	$	%
Net sales - distributed products	$11,227	$16,782	$(5,555)	(33.1%)
Net sales - manufactured products	$12,813	$9,686	$3,127	32.3%
Gross profit	$11,424	$11,829	$(405)	(3.4%)
Gross margin	47.5%	44.7%
Income from operations	$4,240	$5,631	$(1,391)	(24.7%)
•

Net sales of distributed skin and hair care products decreased due to lower sales of Batiste Dry Shampoo from the elimination of sales to TJ Maxx as well as a decrease in sales of 7th Heaven skin care products from a strong sales trend throughout 2017 that returned to historical levels in 2018. We also saw a substantial increase in competitive products for 7th Heaven skin care products in 2018.

•	Net sales of manufactured skin and hair care products increased due to higher international sales of Alpha® Skin Care products related to our exclusive distribution agreement.
•

Income from operations decreased due to lower sales of distributed products but was partially offset by the increase in sales of Alpha® Skin Care products, which have higher gross margins and lower trade promotion costs than the products we distribute for other companies. Gross margins decreased for Prell® Shampoo, which we began manufacturing in the fourth quarter of 2017. Brokerage commissions increased from international sales of Alpha® Skin Care products. Shipping and handling costs also increased due a slight rise in shipping rates as well as the increase in international sales of Alpha® Skin Care products.

Liquidity and Capital Resources

Financing Agreements

Please see Note 6 to our Condensed Consolidated Financial Statements for information on our Credit Agreement with Chase.

Liquidity and Changes in Cash Flows

At September 30, 2018, we had $4,000 available on our revolving credit facility, and approximately $5,646 in cash on hand, which was $1,532 more compared to December 31, 2017.

The following is a summary of cash provided by or used in each of the indicated types of activities:

	Nine Months Ended September 30,
			Increase / (Decrease)
	2018	2017	$	%
Net cash provided by operating activities	$2,487	$1,960	$527	26.9%
Net cash used in investing activities	(202)	(353)	151	42.8%
Net cash used in financing activities	(753)	(1,315)	562	42.7%
•	Net cash provided by operating activities was primarily related to income from operations. Cash provided by operations increased primarily due to the focus on reducing levels of inventories.
•

Net cash used in investing activities was primarily related to capital expenditures for production and warehouse equipment. Capital expenditures decreased primarily due to higher additions in 2017 related to production and warehouse equipment related to our acquisition of Prell®, Denorex®, and Zincon® brands.

•	Net cash used in financing activities was primarily related to payments on long-term debt and was partially offset by proceeds from the exercise of stock options.

We anticipate that our existing cash and our cash flow from operations, together with our current Credit Agreement with Chase, will be sufficient to meet our cash requirements for the 12 months following the filing date of this Report. During the first nine months of 2018, we spent $202 on routine and maintenance production and warehouse equipment in our manufacturing facility. We expect to make additional capital expenditures of approximately $100 in 2018 to improve our manufacturing capabilities and efficiencies and on production and warehouse equipment.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2018, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the nine months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 13, 2018