Form 10-K
period 2018-12-31
Scott's Liquid Gold - Inc.
filed 2019-03-20
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2018, was $19,698,597.

The number of shares of Registrant’s Common Stock outstanding as of March 19, 2019 was 12,408,177.

Certain information required by Part III is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be filed within 120 days after December 31, 2018.

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, in addition to historical information. All statements, other than statements of historical facts, included in this Report that address activities, events, or developments with respect to our financial condition, results of operations, or economic performance that we expect, believe, or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements. You can typically identify forward-looking statements by the use of words, such as “may,” “could,” “should,” “assume,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “potential,” “plan,” and other similar words. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The forward-looking statements contained in this Report are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Forward-looking statements and our performance inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to:

•	dependence on third party vendors and on sales to major customers;
•	continuation of our distributorship agreement for Montagne Jeunesse skin care products and Batiste Dry Shampoos;
•	a continued shift in the retail market from food and drug stores to mass merchandisers, club stores, dollar stores, e-commerce retailers, and subscription services;
•	competition from large consumer products companies in the United States;
•	competitive factors, including any decrease in distribution of (i.e., retail stores carrying) our significant products;
•	new competitive products and/or technological changes;
•	the need for effective advertising of our products and limited resources available for such advertising;
•	unfavorable economic conditions;
•	changing consumer preferences and the continued acceptance of each of our significant products in the marketplace;
•	the degree of success of any new product or product line introduction by us;
•	the degree of success of the integration of product lines or businesses we may acquire;
•	the availability of necessary raw materials and potential increases in the prices of these raw materials;
•	changes in the regulation of our products, including applicable environmental and U.S. Food and Drug Administration (“FDA”) regulations;
•	the loss of any executive officer or other personnel;
•	dependence on the efforts of our exclusive distributor in the People’s Republic of China (“PRC”) to market and sell certain of our products there;
•	future losses which could affect our liquidity;
•	other matters discussed in this Report, including the risks described in the Risk Factors section of this Report.

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

Overview

Scott’s Liquid Gold-Inc., a Colorado corporation, was incorporated on February 15, 1954. In this Report the terms “we”, “us” or “our” refer to Scott’s Liquid Gold-Inc. and our subsidiaries, collectively. We develop, manufacture, market, and sell quality household and skin and hair care products. Our business is divided into two operating segments; household products and skin and hair care products. Our brands include:

•	Scott’s Liquid Gold®;
•	Alpha® Skin Care;
•	Prell®; and
•	Denorex®.

We also act as the exclusive distributor of products in certain markets. These products include:

•	7th Heaven by Montagne Jeunesse; and
•	Batiste Dry Shampoo.

Financial Information About Segments and Principal Products

The table set forth below shows the percentage of our net sales contributed by each operating segment during 2018 and 2017:

	% of Net Sales
	2018	2017
Household	13.9%	13.4%

Skin and hair care
Distributed	44.3%	52.6%
Manufactured	41.8%	33.9%
Total skin and hair care	86.1%	86.6%

For more financial information on our operating segments, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 9 to our Consolidated Financial Statements in Item 8.

Household Products

The principal products in our household products segment include:

•	Scott’s Liquid Gold® Wood Care; and
•	Scott’s Liquid Gold® Floor Restore.

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

Skin and Hair Care Products

The principal products in our skin and hair care products segment include:

•	Alpha® Skin Care products;
•	Prell® Shampoo and Conditioner;
•	Denorex® Shampoo and Conditioner;
•	7th Heaven by Montagne Jeunesse skin care sachets; and
•	Batiste Dry Shampoo.

Our Alpha® Skin Care brand was one of the first to use alpha hydroxy acids (“AHAs”), and feature facial care products, a body lotion, and a body wash. Products containing AHAs gently slough off dead skin cells to promote a healthier, more youthful appearance and help to diminish fine lines and wrinkles.

In 2016, we acquired the Prell®, Denorex® and Zincon® brands of hair and scalp care products. Prell® Shampoo, an iconic brand since 1947, is a classic clean shampoo for healthy hair. Our Denorex® products are dermatologist-recommended medicated shampoos and conditioners to control the symptoms of dandruff and other scalp conditions. Our Zincon® product is a medicated anti-dandruff shampoo.

Since 2001, we have been the exclusive distributor in the United States for face and other skin care masque sachets manufactured by Montagne Jeunesse International Ltd. (“Montagne Jeunesse”). These masque sachets are currently sold under the trade name 7th Heaven. These masques are sold for single use in a wide assortment of types and fragrances.

We have been a distributor in the United States for Batiste Dry Shampoo since 2009. Under our distribution agreement with the manufacturer of Batiste Dry Shampoo, Church & Dwight Co. Inc. (“Church & Dwight”), we are the exclusive distributor in the United States of Batiste Dry Shampoo in the specialty retailer channel.  The specialty retailer channel includes primarily beauty supply stores, such as Ulta Beauty, Inc. (“Ulta”), our second largest customer, apparel retailers, and department stores. Dry shampoo is a quick and convenient way to refresh hair between washes.

Marketing and Distribution

We primarily market our products through: (1) trade promotions to support price features, displays, slotting fees and other merchandising of our products by our retail customers; (2) consumer incentives such as coupons and rebates; and (3) consumer marketing in print, social and digital media and television advertising.

Our products are sold nationally and internationally (Canada and China), directly through our sales force and indirectly through independent brokers and manufacturer’s representatives, to mass merchandisers, drugstores, supermarkets, hardware stores, e-commerce retailers, and other retail outlets and to wholesale distributors.

The table set forth below shows net sales to our significant customers as a percentage of segment and consolidated net sales during 2018 and 2017:

	% of Net Sales
	2018	2017
Walmart Inc. ("Walmart")	27%	26%
Ulta	24%	22%
HK NFS Limited ("HK NFS")	17%	0%

As is typical in our industry, we do not have a long-term contract with Walmart, Ulta, or any other retail customer.

We also use our websites for sales of our products directly to consumers. These sales accounted for approximately 2% of total net sales in 2018 and 2017, respectively.

Currently, our international sales are made to distributors who are responsible for the selling and marketing of the products, and we are paid for these products in United States dollars or in Canadian dollars.

From time to time, our customers return products to us. For our household products, we permit returns only for a limited time. For our skin and hair care products, returns are accepted for a greater period of time in order to maintain or enhance our relationship with the customer. Typically, customers are granted a credit equal to the original sale price plus a handling charge.

Manufacturing and Suppliers

We own and operate all of our manufacturing equipment. We manufacture all of our principal products at our facility located in Denver, Colorado, with the exception of the products where we are the distributor. We maintain sufficient inventories of all of our products to ship orders as they are received, and we believe that our physical plant facilities are adequate for the foreseeable future.

We believe that ample sources of raw materials are available for all of our major products. However, we do not have long term contracts with our suppliers and any supplier contracts may be terminated at any time. We believe that we have good relationships with all of our suppliers.

Under our distribution agreement with Montagne Jeunesse, we are the exclusive distributor of 7th Heaven skin care sachets in the United States. The current term of our distribution agreement expires on September 15, 2019. Our distribution agreement with Montagne Jeunesse automatically renews for an additional two-year term and will continue to automatically renew unless terminated at the end of any such term upon six months prior notice. Under the terms of the distribution agreement, we agreed to develop, promote and sell the products in the United States. The initial pricing terms for the products were negotiated with Montagne Jeunesse. Any changes to the prices must be mutually agreed to by both parties and must be agreed to at least six months in advance. Effective March 14, 2019, we mutually agreed with Montagne Jeunesse to extend the renewal notice period by three months to allow the parties additional time to negotiate certain terms of the extended agreement.

Under our distribution agreement with Church & Dwight, we are the exclusive distributor of Batiste Dry Shampoo products in the specialty retailer channel in the United States. The specialty retailer channel includes primarily beauty supply stores, such as Ulta, apparel retailers and department stores. Church & Dwight retained the rights to sell Batiste products to the remainder of the market in the United States. The distribution agreement with Church & Dwight provides that we will not be permitted to manufacture, distribute or sell any products that are competitive with Batiste Dry Shampoo products. The initial pricing terms for the Batiste products were negotiated with Church & Dwight but may be increased by Church & Dwight at any time upon 90 days’ prior written notice of any price increase. The term of the distribution agreement with Church & Dwight runs through December 31, 2019 and will automatically renew for successive one-year terms until it is terminated by either party upon 30 days’ prior written notice.

Competition

Both the household and skin and hair care product categories are highly competitive and innovative. We compete in both categories against a range of competitors, most of which are significantly larger and have greater financial resources, name recognition, innovation capabilities, and product and market diversification than us. We compete in both categories primarily on the basis of quality, brand recognition, and the distinguishing characteristics of our products. The wood care product category is dominated by a small number of companies that are significantly larger than us and each of these competitors produces several competing products. In the skin and hair care category, several of our competitors are significantly larger than us and each of these competitors produces several competing products.

Regulation

We are subject to various federal, state and local laws and regulations that pertain to the types of consumer products that we manufacture and sell. Many chemicals used in consumer products, some of which are used in several of our product formulations, have come under scrutiny by various state governments and the Federal government. These chemicals are called volatile organic compounds (“VOCs”). All of our products currently meet the most stringent VOC regulations and may be sold throughout the United States. Many of our skin care products, several of which contain AHAs, are considered cosmetics within the definition of the Federal Food Drug and Cosmetic Act (the “FFDCA”). Our cosmetic products are subject to the regulations under the FFDCA and the Fair Packaging and Labeling Act. The relevant laws and regulations are enforced by the FDA. We believe that we are producing and marketing all of our products in compliance with all applicable laws and regulations in the markets in which we participate.

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

Employees

As of December 31, 2018, we employ 74 people, of which 43 work in plant and production related functions and 31 work in administrative, sales and advertising functions. No contracts exist between us and any union. We consider our employee relations to be satisfactory. The compensation of our executive officers is subject to annual review by the Compensation Committee of our Board of Directors.

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

Public Information

Our website address is www.slginc.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. We make available, free of charge, on our website our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, proxy statements, interactive data files posted pursuant to Rule 405 of Regulation S-T, our Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the United States Securities and Exchange Commission (the “SEC”). You may also access and read our filings without charge through the SEC’s website at www.sec.gov.

We will also provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics Policy. A request for our reports filed with the SEC or our Code of Business Conduct and Ethics Policy may be made to: Corporate Secretary, Scott’s Liquid Gold-Inc., 4880 Havana Street, Suite 400, Denver, Colorado 80239.

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

For a majority of our sales, we are dependent upon a small number of major retail customers, including Walmart and Ulta. The easy access of consumers to our products is dependent upon these major retail stores and other retail stores carrying our products. The willingness of retail customers to carry any of our products depends on various factors, including the level of sales of the product at their stores. In addition, private label products sold by retail trade chains, which are typically sold at lower prices than branded products, are a source of competition for certain of our product lines.

Any declines in sales of our products to consumers could result in the loss of retail customers and a corresponding decrease in the distribution of the products, as well as increased costs related to any markdown or return of our products. It is uncertain whether the consumer base served by these stores would purchase our products at other retail stores.

A significant part of our sales of skin and hair care products are represented by the 7th Heaven sachet products and Batiste Dry Shampoo products, both of which depend upon the continuation of our distributorship agreements with the manufacturers of these products.

While we believe our relationships with Montagne Jeunesse and Church & Dwight are strong, if our distribution agreements were terminated with Montagne Jeunesse or Church & Dwight, we would no longer be able to distribute 7th Heaven products for Montagne Jeunesse or Batiste Dry Shampoo products for Church & Dwight and sales in our skin and hair care segment would be adversely affected. Sales of our distributed products represent a significant portion of our consolidated net sales, and the loss of those products could affect our relationships with customers who purchase those products from us.

Effective March 14, 2019, we mutually agreed with Montagne Jeunesse to extend the renewal notice period by three months.

A continued shift in the retail market from food and drug stores to mass merchandisers, club stores, dollar stores, e-commerce retailers, and subscription services could cause our sales to decline.

Our performance depends upon the general health of the economy and of the retail environment in particular. Consumer products, such as those marketed by us, are increasingly being sold by club stores, dollar stores, mass merchandisers, e-commerce retailers and subscription services. Sales of our products remain strongest in the traditional mass merchandiser, food and drug retail stores, and dollar stores channels. The retail environment is changing with the growth of alternative retail channels and this could significantly change the way traditional retailers do business. If these alternative retail channels were to take significant market share away from traditional retailers or we are not successful in these alternative retail channels, our margins and results of operations may be negatively impacted.

In both skin and hair care and household products, our competitors include some of the largest consumer products companies in the United States.

The markets in which our products compete are intensely competitive, and many of the other competitors in these markets are larger multi-national consumer products companies. These competitors have much greater financial, technical, and other resources than us, and as a result, are able to regularly introduce new products and spend considerably more on advertising. The distribution and sales of our products can be adversely impacted by the actions of our competitors, and we may have little or no ability to take action to prevent or mitigate these adverse impacts.

We have limited resources to promote our products with advertising and marketing effectiveness.

We believe the growth of our net sales is dependent upon our ability to introduce our products to current and new consumers through advertising and marketing. At present, we have limited resources compared to many of our competitors to spend on advertising and marketing our products. Advertising and marketing can be important in reaching consumers, although the effectiveness of any particular advertisement and marketing cannot be predicted. Additionally, we may not be able to obtain optimal effectiveness at our current advertising and marketing budget. Our limited resources to promote our products through advertising and marketing may adversely affect our net sales and operating results.

Unfavorable and uncertain economic conditions could adversely affect our profitability.

Unfavorable and uncertain economic conditions in the past have adversely affected, and in the future may adversely affect, consumer demand for some of our products, resulting in reduced sales volume and a decrease in our overall profitability. Factors that can affect consumer demand for our products include rates of unemployment, consumer confidence, health care costs, fuel and other energy costs and other economic factors affecting consumer spending behavior.

Our products are subject to trucking costs, both in delivery to us at our production facility as well as transportation to our customers. As a result, we are exposed to volatility in the freight industry that could affect our costs, including changes in regulations and labor costs. Any increases in transportation costs could adversely affect our profitability if we are not able to pass those costs on to our customers.

Sales of our existing products are affected by changing consumer preferences.

Our primary market is retail stores in the United States which sell to consumers or end users in the mass market. Consumer preferences can change rapidly and are affected by new competitive products. This situation is true for both skin and hair care and household products. Any changes in consumer preferences can materially affect the sales of our products and the results of our operations.

Our future performance and growth is dependent, in part, on the introduction of new or acquired products that are successful in the marketplace.

Our future performance and growth is partially dependent on our ability to successfully identify, develop and introduce new products and product line extensions. The successful development and introduction of new products involves substantial research, development, marketing and promotional expenditures, which we may be unable to recover if the new products do not gain widespread market acceptance.

We have pursued and may continue to pursue acquisitions of brands or businesses. Acquisitions involve numerous potential risks, including, among other things, the successful integration of the acquired products or brands and realization of the full extent of expected benefits or synergies. Acquisitions could also result in additional debt, exposure to liabilities, the potential impairment of goodwill or other intangible assets, or transaction costs. Any of these risks, should they materialize, could adversely impact our operating results.

We face the risk that raw materials for our products may not be available or that costs for these materials will increase.

We obtain our raw materials from third party suppliers, some of which are sole source suppliers. We have no long-term contracts with our suppliers and are subject to cost increases. We may not have sufficient raw materials for production if there is a shortage in raw materials or one of our suppliers terminates our relationship. In addition, changing suppliers could involve delays that restrict our ability to manufacture or buy products in a timely manner to meet delivery requirements of our customers. Our suppliers can also be subject to the same risk with their vendors.

Changes in the regulation of our products, including environmental regulations, could have an adverse effect on the distribution, cost or function of our products.

Regulations affecting our products include requirements of the FDA for cosmetic products and environmental regulations. In the past, the FDA has mentioned the treatment of products with AHAs as drugs, which could make our production and sale of certain Alpha® Skin Care products more expensive or prohibitive. Also, in the past, we have been required to change the formulation of our household products to comply with environmental regulations and may be required to do so again in the future if the applicable regulations are further amended.

Labeling practices in our industry have recently experienced an increase of warning letters admonishing cosmetics manufacturers for promotional claims on their websites and product labels deemed by the FDA to blur the line between “cosmetics” and “drugs.” The increase of warning letters by the FDA has also triggered a wave of follow-on class action lawsuits against cosmetic manufacturers in general, including manufacturers not singled out via FDA warning letters. Any claims levied against us could have an adverse effect on our operating results.

Any adverse developments in litigation could have a material impact on us.

We are subject to lawsuits from time to time in the ordinary course of business. While we expect those lawsuits not to have a material effect on us, an adverse development in any such lawsuit or the insurance coverage for a lawsuit could materially and adversely affect our operating results.

Any loss of our key executives or other personnel could harm our business.

Our success has depended on the experience and continued service of our executive officers and key employees. If we fail to retain these officers or key employees, our ability to continue our business and effectively compete may be substantially diminished.

Our stock price can be volatile and can decline substantially.

Our stock is traded on the OTC Bulletin Board. The volume of trades in our stock varies from day to day but is relatively limited. As a result, any events can result in volatile movements in the price of our stock and can result in significant declines in the market price of our stock.

Our international operations in China expose us to a number of risks.

We have limited experience with distribution in China.  There is both cost and risk associated with establishing, developing, and maintaining international sales operations, and promoting our brand internationally. The PRC’s economic, political, and social conditions, and its government policies, could adversely affect our business. We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our operating results.

Our international operations also subject us to changes in trade policies and agreements and other foreign or domestic legal and regulatory requirements, including those resulting in potentially adverse tax consequences or the imposition of onerous trade restrictions such as tariffs, sanctions, and price controls. Any changes in these international trade policies could adversely affect our profitability and stock price.

We rely on trademark, copyright, and trade secret laws, which may not be sufficient to protect our intellectual property.

We rely on a combination of laws, such as copyright, trademark and trade secret laws, as well as confidentiality provisions and limited licenses, to establish and protect our intellectual property. We have registered U.S. and foreign country trademarks, and HK NFS has contractually agreed to undertake steps to prevent counterfeiting of our products and to otherwise protect our trademarks in the PRC. These forms of intellectual property protection are critically important to our ability to establish and maintain our competitive position. However, it is possible that laws, contractual restrictions, and other efforts may not be sufficient to prevent misappropriation of our property or to deter others from developing similar intellectual property.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers, and business partners on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen, resulting in legal claims or proceedings, which could disrupt our operations and damage our reputation, adversely affect our operating results and stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

We lease facilities in Denver, Colorado that house our corporate headquarters and all of our manufacturing and warehouse operations, which are used by both of our operating segments. Please see Note 11 to our Consolidated Financial Statements in Item 8 for more information on our facilities. We believe that our current leased space will provide capacity for growth for the foreseeable future.

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

Market Information

Our $0.10 par value common stock is traded on the OTC Bulletin Board (an electronic inter-dealer quotation system) under the ticker symbol “SLGD.” Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The high and low prices of our common stock as traded on the OTC Bulletin Board were as follows:

Three Months Ended	2018		2017
	High	Low	High	Low
March 31	$3.62	$2.87	$1.70	$1.32
June 30	3.48	1.94	2.95	1.61
September 30	2.75	2.10	2.69	2.07
December 31	2.79	2.40	2.90	2.11

Shareholders of Record

As of March 19, 2019, based on inquiry, we had approximately 649 shareholders of record.

Dividends

We did not pay any cash dividends during the two most recent fiscal years. No decision has been made as to future dividends.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s consolidated financial statements. This Item 7 contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please refer to "Item 1A. Risk Factors" for a discussion of the uncertainties, risks and assumptions associated with these statements.

Executive Overview

Our Business

Scott’s Liquid Gold-Inc. exists to positively impact consumers’ lives in the markets we serve and create shareholder value. We develop, manufacture, market, and sell quality household and skin and hair care products nationally and internationally to mass merchandisers, drugstores, supermarkets, hardware stores, e-commerce retailers, other retail outlets, and to wholesale distributors.

On an ongoing basis, management focuses on a variety of key indicators to monitor our business health and performance. These key indicators include (but are not limited to) the following:

•	Net sales (collectively, by operating segment, and by manufactured versus distributed products);
•	Profitability, focusing on gross margins and net income; and
•	Cash flows.

To achieve our business and financial objectives, we focus on initiatives to drive the growth of the key indicators above. Our ability to drive and generate growth depends on consumer demand for our products and retail customers’ willingness to carry our products in a competitive marketplace. In this environment, we intend to continue to focus on our key indicators to remain competitive, sustain our current level of operations, and drive further growth in future periods.

Outlook

Looking forward, we are focused on both short- and long-term strategies that we believe will enhance our financial health and deliver shareholder value. While the marketplace in which we operate has always been highly competitive, we expect that the category challenges and the level of competition will continue to rise. We believe that some of the trends in our business and industry could adversely affect our profitability, including the following:

•	Changes in policies or practices of some of our key retail customers;
•	Potential continuation of decreasing sales of our distributed products;
•	Rapid growth of e-commerce and alternative retail channels;
•	Increasing freight costs from changes in regulations and costs of our transportation providers; and
•	Volatility in the costs of our raw materials.

We believe our strong financial condition positions us to meet the challenges in our marketplace by continuing to focus on the following key priorities in 2019:

•	Growth of our e-commerce and international sales to offset potential further decreases in sales of our distributed products;
•	Increasing our focus on innovation and distribution of new products, including Prell® Conditioner;
•	Increasing the profitability of Prell® and Denorex® products that we recently began manufacturing;
•	Decreasing spending on trade promotions and traditional advertising;
•	Further reduction of inventories to increase operating cash flow; and
•	Renewal of our revolving credit facility with JP Morgan Chase Bank, N.A. (“Chase”).

Results of Operations

	For the Year Ended December 31, (in thousands)
			Increase / (Decrease)
	2018	2017	$	%
Net sales	$37,058	$42,186	$(5,128)	(12.2%)
Cost of sales	20,847	22,820	(1,973)	(8.6%)
Gross profit	16,211	19,366	(3,155)	(16.3%)
Gross margin	43.7%	45.9%

Operating expenses:
Advertising	1,479	884	595	67.3%
Selling	7,357	6,543	814	12.4%
General and administrative	4,464	4,314	150	3.5%
Total operating expenses	13,300	11,741	1,559	13.3%
Income from operations	2,911	7,625	(4,714)	(61.8%)

Interest income	17	-	17	100.0%
Interest expense	(82)	(136)	54	39.7%
Income before income taxes	2,846	7,489	(4,643)	(62.0%)
Income tax expense	(619)	(2,827)	2,208	78.1%
Net income	$2,227	$4,662	$(2,435)	(52.2%)

Net income decreased due to the following:

•	Lower net sales, primarily driven by reductions of distributed skin and hair care products sales. This decrease was partially offset by an increase in sales of Alpha® Skin Care products.
•

Gross margin, which decreased due to the increases in both material and labor costs, as well as decreased margins on the Prell® and Denorex® brands, which we began manufacturing in the fourth quarter of 2017 and 2nd quarter of 2018, respectively.

•	Advertising costs increased due to producing and airing a television campaign for Scott’s Liquid Gold® Wood Care as well as airing a television campaign for Prell® Shampoo.
•

Selling costs increased due to increases in brokerage commissions for international sales of Alpha® Skin Care products. Shipping and handling costs also increased due to an increase in international sales of Alpha® Skin Care products as well as a rise in shipping rates.

•	General and administrative costs increased primarily due to the incurrence of severance costs related to key personnel.
•

This was partially offset by a decrease in income tax expense due to the enactment of the Tax Cuts and Jobs Act (“TCJA”), which lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, as well as a decrease in income before taxes.

Segment Results

Household products

The following table shows comparative net sales, gross margin, gross profit, income (loss) from operations, volume and percentage changes for our household products between periods:

	For the Year Ended December 31, (in thousands)
			Increase / (Decrease)
	2018	2017	$	%
Net sales	$5,157	$5,668	$(511)	(9.0%)
Gross profit	$2,367	$2,862	$(495)	(17.3%)
Gross margin	45.9%	50.5%
Loss from operations	$(1,532)	$(328)	$(1,204)	(367.1%)
•

Net sales of the Scott’s Liquid Gold® Wood Care product line decreased in part due to the introduction of similar products by key competitors. Net sales also decreased due to the discontinuation of sales of our Touch of Scent® Air Freshener products in the second quarter of 2018.

•

The loss from operations occurred due to lower gross profit and gross margin from the decrease in sales as well as an increase in advertising costs related to airing a television campaign for Scott’s Liquid Gold® Wood Care products.

Skin and hair care products

The following table shows comparative net sales, gross margin, gross profit, income (loss) from operations, volume and percentage changes for our skin and hair care products between periods:

	For the Year Ended December 31, (in thousands)
			Increase / (Decrease)
	2018	2017	$	%
Net sales - distributed products	$16,404	$22,204	$(5,800)	(26.1%)
Net sales - manufactured products	$15,497	$14,314	$1,183	8.3%
Gross profit	$13,844	$16,504	$(2,660)	(16.1%)
Gross margin	43.4%	45.2%
Income from operations	$4,443	$7,953	$(3,510)	(44.1%)
•

Net sales of distributed skin and hair care products decreased due to lower sales of Batiste Dry Shampoo resulting from the elimination of sales to TJ Maxx and the return of sales of 7th Heaven skin care products to historical levels, following strong sales throughout 2017. We also saw a substantial increase in competitive products for 7th Heaven skin care products in 2018.

•

Net sales of manufactured skin and hair care products increased due to higher international sales of Alpha® Skin Care products related to our exclusive distribution agreement and at e-commerce retailers.

•

Income from operations decreased due to lower sales of distributed products. This was partially offset by the increase in sales of Alpha® Skin Care products, which have higher gross margins and lower trade promotion costs. Gross margins decreased for Prell® and Denorex®, primarily due to costs related to the transition of the production process to our facilities, which we began manufacturing in the fourth quarter of 2017 and second quarter of 2018, respectively. Brokerage commissions increased from international sales of Alpha® Skin Care products. Shipping and handling costs also increased due a rise in shipping rates.

Liquidity and Capital Resources

Financing Agreements

Please see Note 5 to our Consolidated Financial Statements in Item 8 for information on our Credit Agreement with Chase.

Liquidity and Changes in Cash Flows

At December 31, 2018, we had $4,000 available on our revolving credit facility, and approximately $6,232 in cash on hand, which was $2,118 more than December 31, 2017.

The following is a summary of cash provided by or used in each of the indicated types of activities:

	For the Year Ended December 31, (in thousands)
			Increase / (Decrease)
	2018	2017	$	%
Net cash provided by operating activities	$3,093	$4,016	$(923)	(23.0%)
Net cash used in investing activities	(222)	(484)	262	54.1%
Net cash used in financing activities	(753)	(1,515)	762	50.3%
•

Net cash provided by operating activities was primarily related to income from operations. Cash provided by operations decreased primarily due to the decrease in net income. We partially offset this with our focus on reducing inventories.

•

Net cash used in investing activities was related to capital expenditures for production and warehouse equipment. Capital expenditures were more significant in 2017 as compared to 2018 due to initial purchases of production and warehouse equipment as we began manufacturing our Prell® and Denorex® brands in 2017 and 2018.

•

Net cash used in financing activities was primarily related to payments on long-term debt and was partially offset by proceeds from the exercise of stock options. In 2018, we received more cash related to the exercise of stock options and had no repayments on the line-of-credit.

We anticipate that our existing cash and our cash flow from operations, together with our current Credit Agreement with Chase, will be sufficient to meet our cash requirements for the 12 months following the filing date of this Report. During 2018, we spent $222 on routine and maintenance production and warehouse equipment in our manufacturing facility.

In 2019, we expect to make approximately $200 in capital expenditures related to production and warehouse equipment in our manufacturing facility. In addition, we are in the early stages of a process to select and implement enterprise resource planning software. If we continue this process, we could be required to spend significantly higher capital resources in 2019.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to use judgment and make estimates. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results could ultimately differ from those estimates. The accounting policies that are most critical in the preparation of the Company’s Consolidated Financial Statements are those that are both important to the presentation of the Consolidated Financial Statements and require significant or complex judgments and estimates on the part of management.

Revenue Recognition

Our revenue recognition policy is significant because the amount and timing of revenue is a key component of our results of operations. See Note 1(j), “Revenue Recognition” in our Consolidated Financial Statements for additional discussion.

Intangible Assets and Goodwill

Intangible assets consist of customer relationships, trade names, formulas, batching processes, and a non-compete agreement.  The fair value of the intangible assets is amortized over their estimated useful lives and range from a period of five to 15 years. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired.

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests, and in certain circumstances these assets are written down to fair value if impaired.

Income Taxes

Income taxes reflect the tax effects of transactions reported in the financial statements and consist of taxes currently payable or receivable plus deferred income taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred income tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. A valuation allowance is established when it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which related temporary differences become deductible. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Taxes are reported based on tax positions that meet a more-likely-than-not standard and that are measured at the amount that is more-likely-than-not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits or expense. We classify penalty and interest expense related to income tax liabilities as an income tax expense. There are no significant interest and penalties recognized in the Consolidated Statements of Income or accrued on the Consolidated Balance Sheets. For additional discussion, see Note 6, “Income Taxes,” to our Consolidated Financial Statements in Item 8.

Recently Issued Accounting Pronouncements

For information on recently issued accounting pronouncements, see Note 1(n), “Recently Issued Accounting Pronouncements,” to our Consolidated Financial Statements in Item 8.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Scott's Liquid Gold – Inc.

Denver, Colorado

OPINION ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Scott’s Liquid Gold - Inc. (the “Company”) as of December 31, 2018, the related consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

We also have audited the adjustments to the 2017 financial statements to retrospectively apply the change in accounting related to the adoption of ASC 606, as described in Note 1(j).  In our opinion, such adjustments are appropriate and have been properly applied.  We were not engaged to audit, review, or apply any procedures to the 2017 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2017 financial statements taken as a whole.

/s/ Plante & Moran, PLLC

We have served as the Company's auditor since 2003.

March 20, 2019

Denver, Colorado

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Scott's Liquid Gold – Inc.

Denver, Colorado

OPINION ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Scott’s Liquid Gold – Inc. (the “Company”) as of December 31, 2017, and the related consolidated statements of income, stockholders’ equity, and cash flows, for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

/s/ EKS&H LLLP

April 2, 2018

Denver, Colorado

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share data)

	Year Ended
	December 31,
	2018	2017
Net sales	$37,058	$42,186
Cost of sales	20,847	22,820
Gross Profit	16,211	19,366

Operating expenses:
Advertising	1,479	884
Selling	7,357	6,543
General and administrative	4,464	4,314
Total operating expenses	13,300	11,741
Income from operations	2,911	7,625

Interest income	17	-
Interest expense	(82)	(136)
Income before income taxes	2,846	7,489
Income tax expense	(619)	(2,827)
Net income	$2,227	$4,662

Net income per common share
Basic	$0.18	$0.39
Diluted	$0.18	$0.38
Weighted average shares outstanding
Basic	12,132	11,852
Diluted	12,581	12,267

See accompanying notes to these Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except par value amounts)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$6,232	$4,114
Accounts receivable, net	3,047	3,104
Inventories, net	7,817	8,787
Income taxes receivable	508	-
Prepaid expenses	546	285
Total current assets	18,150	16,290

Property and equipment, net	971	909
Deferred tax asset	234	384
Goodwill	1,521	1,521
Intangible assets, net	5,528	6,148
Other assets	71	49
Total assets	$26,475	$25,301

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,800	$1,656
Accrued expenses	593	936
Income taxes payable	-	366
Current maturities of long-term debt	-	800
Total current liabilities	2,393	3,758

Long-term debt, net of current maturities and debt issuance costs	-	362
Total liabilities	2,393	4,120

Shareholders’ equity:
Preferred stock, no par value, authorized 20,000 shares; no shares issued and outstanding	-	-
Common stock; $0.10 par value, authorized 50,000 shares; issued and outstanding 12,408 shares (2018) and 11,886 shares (2017)	1,241	1,189
Capital in excess of par	7,063	6,441
Retained earnings	15,778	13,551
Total shareholders’ equity	24,082	21,181
Total liabilities and shareholders’ equity	$26,475	$25,301

See accompanying notes to these Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common Stock
	Shares	Amount	Capital in Excess of Par	Retained Earnings	Total
Balance, December 31, 2016	11,750	$1,175	$6,178	$8,889	$16,242
Stock-based compensation	-	-	242	-	242
Stock options exercised	136	14	21	-	35
Net income	-	-	-	4,662	4,662
Balance, December 31, 2017	11,886	1,189	6,441	13,551	21,181
Stock-based compensation	-	-	227	-	227
Stock options exercised	522	52	395	-	447
Net income	-	-	-	2,227	2,227
Balance, December 31, 2018	12,408	$1,241	$7,063	$15,778	$24,082

See accompanying notes to these Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2018	2017
Cash flows from operating activities:
Net income	$2,227	$4,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	818	800
Stock-based compensation	227	242
Deferred income taxes	150	1,008
Change in operating assets and liabilities:
Accounts receivable	57	352
Inventories	970	(3,145)
Prepaid expenses and other assets	(283)	37
Income taxes (receivable) payable	(874)	373
Accounts payable and accrued expenses	(199)	(313)
Total adjustments to net income	866	(646)
Net cash provided by operating activities	3,093	4,016

Cash flows from investing activities:
Purchase of property and equipment	(222)	(484)
Net cash used by investing activities	(222)	(484)

Cash flows from financing activities:
Repayments under line-of-credit	-	(750)
Repayments of long-term debt	(1,200)	(800)
Proceeds from exercise of stock options	447	35
Net cash used by financing activities	(753)	(1,515)

Net increase in cash and cash equivalents	2,118	2,017

Cash and cash equivalents, beginning of period	4,114	2,097
Cash and cash equivalents, end of period	$6,232	$4,114

Supplemental disclosures:
Cash paid during the period for interest	$44	$111
Cash paid during the period for income taxes	$1,342	$1,446

See accompanying notes to these Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except per share data)

Note 1. Organization and Summary of Significant Accounting Policies

(a)	Company Background

Scott’s Liquid Gold-Inc.,  a Colorado corporation, was incorporated on February 15, 1954. Scott’s Liquid Gold-Inc. and its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our” or “us”) develop, manufacture, market, and sell quality household and skin and hair care products. We are also a distributor in the United States of skin and hair care products manufactured by two other companies. Our business is comprised of two segments; household products and skin and hair care products.

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

(d)	Cash Equivalents

We consider all highly-liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.

(e)	Inventories Valuation and Reserves

Inventories consist of raw materials and finished goods and are stated at the lower of cost (first-in, first-out method) or net realizable value, which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We estimate an inventory reserve, which is generally not material to our financial statements, for slow moving and obsolete products and raw materials based upon, among other things, an assessment of historical and anticipated sales of our products. In the event that actual results differ from our estimates, the results of future periods may be impacted.

(f)	Property and Equipment

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

(g)	Intangible Assets and Goodwill

Intangible assets consist of customer relationships, trade names, formulas, batching processes, and a non-compete agreement.  The fair value of the intangible assets is amortized over their estimated useful lives and range from a period of five to 15 years. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired.

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests, and in certain circumstances these assets are written down to fair value if impaired.

(h)	Financial Instruments

Financial instruments which potentially subject us to concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain our cash balances in the form of bank demand deposits with financial institutions that we believe are creditworthy. As of December 31, 2018, and periodically throughout the year, we have maintained balances in various operating accounts in excess of federally insured limits. We establish an allowance for doubtful accounts, which is generally not material to our financial statements, based upon factors surrounding the credit risk of specific customers, historical trends and other information. We have no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

The recorded amounts for cash and cash equivalents, receivables, other current assets, accounts payable, accrued expenses, and current maturities of long-term debt approximate fair value due to the short-term nature of these financial instruments. The recorded amount of long-term debt approximates fair value and is estimated primarily based on current market rates for debt with similar terms and remaining maturities. At December 31, 2018, we had no outstanding balance on our long-term debt or line-of-credit. At December 31, 2017, we had long-term debt of $1,200 and a $0 outstanding balance on our line-of-credit.

(i)	Income Taxes

Income taxes reflect the tax effects of transactions reported in the Consolidated Financial Statements and consist of taxes currently payable plus deferred income taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred income tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. A valuation allowance is established when it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which related temporary differences become deductible. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

(j)	Revenue Recognition

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

At December 31, 2018 and December 31, 2017 approximately $1,184 and $1,070, respectively, had been reserved for as a reduction of accounts receivable. Trade promotions to our customers and incentives such as coupons and rebates to the consumer are deducted from gross sales and totaled $3,335 and $3,410 for the years ended December 31, 2018 and 2017, respectively.

(k)	Advertising Costs

We expense advertising costs as incurred.

(l)	Stock-Based Compensation

We account for share based payments by recognizing compensation expense based upon the estimated fair value of the awards on the date of grant. We determine the estimated grant-date fair value of stock options using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding the components of the model, including the estimated fair value of underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. We recognize compensation costs ratably over the vesting period using the straight-line method, which approximates the service period.

(m)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, repairs, maintenance, and other indirect costs, as well as warehousing and distribution costs. We classify shipping and handling costs comprised primarily of freight-out as selling expenses. Other selling expenses consist primarily of costs for sales and sales support personnel, brokerage commissions and promotional costs. Shipping and handling costs totaled $2,791 and $2,614, for the years ended December 31, 2018 and 2017, respectively.

General and administrative expenses consist of wages and benefits associated with management and administrative support departments, business insurance costs, professional fees, office facility related expenses and other general support costs.

The Company entered into a confidential separation agreement, waiver and release with the former Chief Financial Officer of the Company effective June 1, 2018 (the “Separation Agreement”). The Company agreed to pay the former Chief Financial Officer severance pay over nine months in conjunction with terms set forth in the Separation Agreement. Severance costs of $287 were recognized in the second quarter of 2018 and are included in general and administrative expenses for the year ended December 31, 2018. Accrued severance costs are included in accrued expenses on the Consolidated Balance Sheets as of December 31, 2018.

(n)	Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). This guidance, as amended by subsequent ASUs on the topic, requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with such classification affecting the pattern of expense recognition in the income statement. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We anticipate that most of our operating leases will result in recognition of additional assets and the corresponding liabilities on the Consolidated Balance Sheets. Effective January 1, 2019, we adopted the new guidance and elected the optional transition method with no restatement of prior period amounts. The adoption of the new standard is expected to result in the recognition of right-of-use assets of approximately $125 and liabilities of approximately $141, with no material cumulative effect adjustment to our Consolidated Balance Sheets as of the date of adoption. Adoption of the new standard will not have a material impact on our Consolidated Statements of Income or Cash Flows.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This guidance, as amended by subsequent ASUs on the topic, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This guidance is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. ASU 2016-13 is not expected to have a material impact on our financial statements.

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

Note 2. Inventories

Inventories, consisting of materials, labor and overhead at December 31 were comprised of the following:

	2018	2017
Finished goods	$5,448	$6,984
Raw materials	2,414	1,811
Inventory reserve for obsolescence	(45)	(8)
	$7,817	$8,787

Note 3. Property and Equipment

Property and equipment at December 31 were comprised of the following:

	2018	2017
Production equipment	$5,600	$5,397
Office furniture and equipment	724	706
Other	218	218
	6,542	6,321
Less accumulated depreciation	(5,571)	(5,412)
	$971	$909

Depreciation expense for the years ended December 31, 2018 and 2017 was $160 and $154, respectively.

Note 4. Goodwill and Intangible Assets

Intangible assets consisted of the following:

	As of December 31, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets:
Customer relationships	$4,022	$1,005	$3,017	$4,022	$603	$3,419
Trade names	2,362	393	1,969	2,362	236	2,126
Formulas and batching processes	669	140	529	669	84	585
Non-compete agreement	26	13	13	26	8	18
	7,079	1,551	5,528	7,079	931	6,148
Goodwill			1,521			1,521
Total intangible assets			$7,049			$7,669

Amortization expense for the years ended December 31, 2018 and 2017 was $620, respectively.

Estimated amortization expense for 2019 and subsequent years is as follows:

2019	$620
2020	620
2021	618
2022	616
2023	616
Thereafter	2,438
Total	$5,528

Note 5. Long-Term Debt and Line-of-Credit

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

In June 2018, we paid the remaining principal balance of the term loan ahead of schedule in the amount of $1,000. There were no additional costs incurred associated with the prepayment of the term loan.

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

The Credit Agreement requires the Company to be subject to affirmative, negative, and financial covenants on a quarterly basis. The Company was in compliance with the covenants in the Credit Agreement as of December 31, 2018 and 2017, respectively.

Debt issuance costs recognized as a component of interest expense for the year ended December 31, 2018 and 2017 were $38 and $25, respectively. In conjunction with the prepayment of the remaining principal balance of the term loan, $25 of unamortized debt issuance costs were recognized as a component of interest expense. Prior to the prepayment of the term loan, these costs were amortized using the effective interest method over the term of the Credit Agreement.

Note 6. Income Taxes

The provision for income tax for the years ended December 31 is as follows:

	2018	2017
Current provision:
Federal	$392	$1,807
State	77	12
Total current provision	469	1,819
Deferred provision:
Federal	122	859
State	28	149
Total deferred provision	150	1,008
Provision:
Federal	514	2,666
State	105	161
Total provision	$619	$2,827

Income tax expense at the statutory tax rate is reconciled to the overall income tax expense for the years ended December 31 as follows:

	2018	2017
Federal income tax at statutory rates	$598	$2,546
State income taxes, net of federal tax effect	83	229
Permanent differences	7	11
Nondeductible stock-based compensation	30	88
Benefit from domestic manufacturing deduction	-	(229)
Impact of change in federal tax rate	(56)	193
Foreign-derived intangible income deduction	(40)	-
Other	(3)	(11)
Provision for income taxes	$619	$2,827

Deferred income taxes are based on estimated future tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes given the provision of enacted tax laws. On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted which, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, and resulted in adjustments to deferred tax assets and liabilities.  The TCJA implemented the foreign-derived intangible income deduction, which provides a deduction for sales of goods or services to foreign customers, but also repealed the domestic manufacturing deduction beginning in 2018. The net deferred tax assets and liabilities as of December 31, 2018 and 2017 are comprised of the following:

	2018	2017
Deferred tax assets:
Accounts receivable	$171	$196
Inventories	66	114
Accrued vacation and bonus	36	25
Intangibles and Goodwill	89	83
Other	21	15
Total deferred tax assets	383	433
Deferred tax liabilities:
Accumulated depreciation for tax purposes	(149)	(49)
Total deferred tax liabilities	(149)	(49)
Net deferred tax asset	$234	$384

During 2018, the Company utilized all state net operating loss carryovers of approximately $846.

Accounting for uncertainty in income taxes is based on a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We recognize in our consolidated financial statements only those tax positions that are more-likely-than-not to be sustained as of the adoption date, based on the technical merits of the position. Each year we perform a comprehensive review of our material tax positions.

Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. As we had no uncertain tax benefits during 2018 and 2017, we had no accrued interest or penalties related to uncertain tax positions in either year.

We and our subsidiaries are subject to the following material taxing jurisdictions: United States and Colorado. The tax years that remain open to examination by the Internal Revenue Service are 2015 and years thereafter. The tax years that remain open to examination by the State of Colorado are 2014 and years thereafter.

Note 7. Shareholders’ Equity

During 2018, we granted options to acquire: (i) 40 thousand shares of our common stock to employees at prices ranging from $2.17 to $3.35 per share; (ii) 105 thousand shares of our common stock to executive officers at prices ranging from $2.09 to $2.17 per share; and (iii) 90 thousand shares of our common stock to non-employee board members at a price of $2.17 per share.

During 2017, we granted options to acquire: (i) 17 thousand shares of our common stock to employees at prices ranging between $1.80 and $2.25 per share; and (ii) 30 thousand shares of our common stock to a non-employee board member at a price of $2.25 per share.

The weighted average fair market value of the options granted during the years ended December 31 were estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

	2018	2017
Expected life of options (using the “simplified” method)	4 years	4 years
Average risk-free interest rate	2.63%	1.44%
Average expected volatility of stock	69%	78%
Expected dividend rate	None	None
Fair value of options granted	$282	$55

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) totaled $227 and $242 for the years ended December 31, 2018 and 2017, respectively. Approximately $338 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next four years, depending on the vesting provisions of the options. There was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible.

In 2005, we adopted a stock option plan for our employees, officers and directors (the “2005 Plan”). At the Annual Shareholders’ Meeting in May 2011, shareholders approved an amendment to the 2005 Plan to increase the number of shares issuable under the plan from 1.5 million shares to a total of 3 million shares.

In 2015, we adopted, and shareholders approved, a stock option plan for our employees, officers and directors (the “2015 Plan”) to replace the 2005 Plan, which expired on March 31, 2015.

Stock option activity under the 2005 and 2015 Plans are as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
2005 Plan
Maximum number of shares under the plan	3,000
Outstanding, December 31, 2016	628	$0.63	3.8 years	$510
Granted	-	$-
Exercised	(136)	$0.26
Cancelled/Expired	-	$-
Outstanding, December 31, 2017	492	$0.73	3.8 years	$1,067
Exercisable, December 31, 2017	397	$0.70	3.1 years	$872
Available for issuance, December 31, 2017	-
Granted	-	$-
Exercised	(376)	$0.70
Cancelled/Expired	(62)	$0.86
Outstanding, December 31, 2018	54	$0.79	0.4 years	$95
Exercisable, December 31, 2018	54	$0.79	0.4 years	$95
Available for issuance, December 31, 2018	-

2015 Plan
Maximum number of shares under the plan	2,000
Outstanding, December 31, 2016	788	$1.27	7.2 years	$136
Granted	47	$2.18
Exercised	-	$-
Cancelled/Expired	(50)	$1.26
Outstanding, December 31, 2017	785	$1.32	6.4 years	$1,238
Exercisable, December 31, 2017	422	$1.31	6.0 years	$673
Available for issuance, December 31, 2017	1,215
Granted	235	$2.26
Exercised	(147)	$1.25
Cancelled/Expired	(151)	$1.25
Outstanding, December 31, 2018	722	$1.66	4.7 years	$660
Exercisable, December 31, 2018	422	$1.44	4.4 years	$473
Available for issuance, December 31, 2018	1,278

A summary of additional information related to the options outstanding as of December 31, 2018 under the 2005 and 2015 Plans are as follows:

Range of Exercise Prices	Number of Options (in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
2005 Plan
$0.63-$0.86	54	0.4 years	$0.79
Total	54	0.4 years	$0.79

2015 Plan
$1.20-$1.25	238	5.4 years	$1.25
$1.26-$1.38	203	3.3 years	$1.32
$1.80-$2.25	257	4.6 years	$2.15
$3.15-$3.35	24	9.2 years	$3.23
Total	722	4.7 years	$1.66

We have an Employee Stock Ownership Plan (“Plan”) to provide retirement benefits for our employees. The Plan is designed to invest primarily in our common stock and is non-contributory on the part of our employees. Contributions to the Plan are discretionary as determined by our Board of Directors. We expense the cost of contributions to the Plan. No contributions were made to the Plan in 2018 and 2017. At December 31, 2018 and 2017, a total of 491 and 618 shares of our common stock, respectively, have been allocated and earned by our employees.

Note 8. Earnings per Share

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

A reconciliation of the weighted average number of common shares outstanding (in thousands) for the years ended December 31 is as follows:

	2018	2017
Common shares outstanding, beginning of the year	11,886	11,750
Weighted average common shares issued	246	102
Weighted average number of common shares outstanding	12,132	11,852
Dilutive effect of stock options	449	415
Diluted weighted average number of common shares outstanding	12,581	12,267

Common stock equivalents (in thousands) that have been excluded from the calculation of earnings per share as of December 31 because they would have been anti-dilutive are as follows:

	2018	2017
Stock options	252	89

Note 9. Segment Information

Segments

We operate in two different segments: household products and skin and hair care products. We have chosen to organize our business around these segments based on differences in the products sold. Accounting policies for our segments are the same as those described in Note 1. We evaluate segment performance based on segment income or loss before income taxes.

The following provides information on our segments as of and for the years ended December 31:

	2018
	Household Products	Skin and Hair Care Products	Corporate	Total
Net sales	$5,157	$31,901	$-	$37,058
Operating (loss) income	(1,532)	4,443	-	2,911
Identifiable assets	2,297	23,436	742	26,475
Capital and intangible asset expenditures	18	204	-	222
Depreciation and amortization	122	695	-	817

	2017
	Household Products	Skin and Hair Care Products	Corporate	Total
Net sales	$5,668	$36,518	$-	$42,186
Operating (loss) income	(328)	7,953	-	7,625
Identifiable assets	2,196	22,721	384	25,301
Capital and intangible asset expenditures	190	294	-	484
Depreciation and amortization	126	674	-	800

Corporate assets noted above are comprised of our income tax receivable and deferred tax assets.

Customers

Net sales to significant customers were the following for the years ended December 31, 2018 and 2017, respectively:

	2018	2017
Walmart	$9,939	$10,983
Ulta	8,947	9,164
HK NFS	6,401	-

Outstanding accounts receivable from significant customers represented the following percentages of our total accounts receivable as of December 31, 2018 and 2017, respectively:

	December 31, 2018	December 31, 2017
Walmart	45.7%	53.8%
Ulta	26.4%	17.5%

A loss of any of our significant customers could have a material adverse effect on us because it is uncertain whether our consumer base served by these customers would purchase our products at other retail outlets. Our distribution agreement with HK NFS renewed on January 1, 2019 and is effective for a one-year term. This agreement automatically renews for additional successive one-year terms unless and until either party provides notice of nonrenewal at least 90 days before the end of the then-current term. No long-term contracts exist between us and our other significant customers.

Note 10. Retirement Plans

We have a 401(k) Profit Sharing Plan (“401(k) Plan”) covering our full-time employees who have completed four months of service as defined in the 401(k) Plan and are age 18 or older. Participants may defer up to 75% of their compensation up to the maximum limit determined by law. We may make discretionary “matching” contributions up to a maximum of 6% of each participant’s compensation, but only for those employees earning no more than $50,000 annually. Additionally, we can make discretionary “profit sharing” contributions to eligible employees. Participants are always fully vested in their contributions, matching contributions and allocated earnings thereon. Vesting in our profit sharing contribution is based on years of service, with a participant fully vested after five years. Our Company matching contributions totaled $8 and $7 in 2018 and 2017, respectively. We made no discretionary profit sharing contributions in 2018 and 2017.

Note 11. Commitments and Contingencies

Operating Leases

In February 2013, we entered into a lease agreement to lease facilities in Denver, Colorado that house our corporate headquarters and all of our manufacturing and warehouse operations. The lease agreement had an initial term of three years, with options to extend the term for two additional terms of three years each. In February 2016, we exercised our first option to extend the term for three years, and in March 2016, we entered into an expansion lease agreement for additional warehouse space that connects to our current warehouse and has an initial term that expires with our existing facility lease agreement. In January 2019, we exercised our second option to extend the term of our lease agreement for an additional three years for our corporate headquarters and manufacturing and warehouse operations. Future minimum lease payments under the extension of our second option are reflected herein.

Annual rental expense for leased facilities was $1,081 and $1,130 for 2018 and 2017, respectively.

We have entered into various operating lease agreements, primarily for office equipment. Annual rental expense under these leases totaled $60 and $48 in 2018 and 2017, respectively.

Future minimum annual lease payments are as follows:

2019	$1,022
2020	1,041
2021	1,062
2022	88
$3,213

Contingencies

We are subject to lawsuits from time to time in the ordinary course of business. While we expect those lawsuits not to have a material effect on us, an adverse development in any such lawsuit or the insurance coverage for a lawsuit could materially and adversely affect our financial condition and cash flow. We regularly review all pending litigation matters in which we might be involved and establish accruals deemed appropriate by us for these litigation matters when a probable loss estimate can be made. As of December 31, 2018, there were no pending litigation matters that required an accrual.

Note 12. Subsequent Events

Facility lease extension

In January 2019, we exercised our second option to extend the term of our lease agreement for our corporate headquarters and manufacturing and warehouse operations. See Note 11 for further discussion.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of December 31, 2018, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2018.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on the criteria for effective internal control described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this Report.

Management’s report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

For Part III, the information set forth in our definitive Proxy Statement for our Annual Meeting of Shareholders to be filed within 120 days after December 31, 2018, hereby is incorporated by reference into this Report.

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

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the years ended December 31, 2018 and 2017

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

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

10.16

Amendment to Credit Agreement, dated as of January 10, 2018, between Company, Neoteric Cosmetics, Inc. and the other Loan parties thereto and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K, filed on April 2, 2018.

10.17

Exclusive Distribution Agreement, effective September 15, 2014, between Montagne Jeunesse International Limited and Neoteric Cosmetics, Inc. incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2014.

10.18

Amendment to the Exclusive Distribution Agreement, dated April 1, 2015, between Montagne Jeunesse International Limited and Neoteric Cosmetics, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2017.

10.19

Second Amendment to the Exclusive Distribution Agreement, dated September 5, 2017, between Montagne Jeunesse International Limited and Neoteric Cosmetics, Inc., incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2017.

10.20	Agreement to Vary a Contract, dated March 17, 2019, between Montagne Jeunesse International Limited and Neoteric Cosmetics, Inc.
10.21

Customer Agreement, dated July 15, 2014, between Church & Dwight Co. Inc. and Neoteric Cosmetics, Inc. incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on August 14, 2014.

Exhibit Number	Document
10.22

Amendment to Customer Agreement, dated as of July 1, 2016, between Church & Dwight Co. Inc. and Neoteric Cosmetics, Inc. incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 23, 2016.

10.23

Second Amendment to the Customer Agreement, dated as of July 17, 2017, between Church & Dwight Co., Inc. and Neoteric Cosmetics, Inc. incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2017.

10.24

Third Amendment to Customer Agreement, dated as of May 1, 2018, between Church & Dwight Co. Inc. and Neoteric Cosmetics, Inc. incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 30, 2018.

10.25

Distribution Agreement, effective January 1, 2018, between Neoteric Cosmetics, Inc. and HK NFS Limited, incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K, filed on April 2, 2018.

10.26

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

10.29

First Amendment to Real Property Lease (Office Lease), dated March 25, 2016, between the Company and Havana Gold, LLC incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K, filed on March 30, 2016.

10.30

Separation Agreement, Waiver and Release, dated April 27, 2018, between the Company and Barry Levine incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 3, 2018.

10.31

Employee at Will, Non-Disclosure, Non-Compete, and Development Assignment Agreement, dated May 2, 2018, between the Company and Kevin A. Paprzycki incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 3, 2018.

21	List of Subsidiaries incorporated by reference to Exhibit 21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
23.1	Consent of EKS&H LLLP.
23.2	Consent of Plante & Moran, LLLP.
24	Powers of Attorney.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1**	Section 1350 Certification.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*	Management contract or compensatory plan or arrangement.

**Furnished, not filed.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCOTT’S LIQUID GOLD-INC., a Colorado corporation

By:	/s/ Mark E. Goldstein
Mark E. Goldstein, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Kevin A. Paprzycki
Chief Financial Officer and Corporate Secretary
(Principal Financial and Chief Accounting Officer)
Date:	March 20, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature
March 20, 2019	Mark E. Goldstein,
	Director, President and Chief Executive Officer	/s/ Mark E. Goldstein
March 20, 2019	Gerald J. Laber, Director	Mark E. Goldstein, for himself and as
March 20, 2019	Philip A. Neri, Director	Attorney-in-Fact for the named directors
March 20, 2019	Leah S. Bailey, Director	who constitute all of the members of the
the Board of Directors and for the named officers