Form 10-Q
period 2019-03-31
Scott's Liquid Gold - Inc.
filed 2019-05-10
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Exchange Act.

Title of each class	Trading Symbol	Name of exchange on which registered
None	None	None

As of May 9, 2019, the registrant had 12,422,177 shares of its common stock, $0.10 par value per share, outstanding.

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, in addition to historical information. All statements, other than statements of historical facts, included in this Report that address activities, events, or developments with respect to our financial condition, results of operations, or economic performance that we expect, believe, or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements. You can typically identify forward-looking statements by the use of words, such as “may,” “could,” “should,” “assume,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “potential,” “plan,” and other similar words. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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
•

other matters discussed in this Report, including the risks described in the Risk Factors section of this Report and in our Annual Report on Form 10-K for the year ended December 31, 2018 and subsequent Quarterly Reports on Form 10-Q.

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

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Net sales	$6,805	$7,428
Cost of sales	4,200	4,407
Gross Profit	2,605	3,021

Operating expenses:
Advertising	184	537
Selling	1,658	1,632
General and administrative	1,223	1,093
Total operating expenses	3,065	3,262
Income (loss) from operations	(460)	(241)

Interest income	31	-
Interest expense	(5)	(24)
Income (loss) before income taxes	(434)	(265)
Income tax benefit (expense)	104	69
Net income (loss)	$(330)	$(196)

Net income (loss) per common share
Basic	$(0.03)	$(0.02)
Diluted	$(0.03)	$(0.02)
Weighted average shares outstanding
Basic	12,408	11,929
Diluted	12,408	11,929

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except par value amounts)

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,608	$6,232
Accounts receivable, net	2,969	3,047
Inventories, net	7,280	7,817
Income taxes receivable	508	508
Prepaid expenses	425	546
Total current assets	17,790	18,150

Property and equipment, net	1,041	971
Deferred tax asset	338	234
Goodwill	1,521	1,521
Intangible assets, net	5,373	5,528
Operating lease right-of-use assets	2,764	-
Other assets	71	71
Total assets	$28,898	$26,475

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,756	$1,800
Accrued expenses	578	593
Operating lease liabilities, current portion	913	-
Total current liabilities	3,247	2,393

Operating lease liabilities, net of current	1,857	-
Total liabilities	5,104	2,393

Shareholders’ equity:
Preferred stock, no par value, authorized 20,000 shares; no shares issued and outstanding	-	-
Common stock; $0.10 par value, authorized 50,000 shares; issued and outstanding 12,408 shares (2019) and 12,408 shares (2018)	1,241	1,241
Capital in excess of par	7,105	7,063
Retained earnings	15,448	15,778
Total shareholders’ equity	23,794	24,082
Total liabilities and shareholders’ equity	$28,898	$26,475

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Capital in Excess of Par	Retained Earnings	Total
Balance, December 31, 2018	12,408	$1,241	$7,063	$15,778	$24,082
Stock-based compensation	-	-	42	-	42
Net income (loss)	-	-	-	(330)	(330)
Balance, March 31, 2019	12,408	$1,241	$7,105	$15,448	$23,794

Balance, December 31, 2017	11,886	$1,189	$6,441	$13,551	$21,181
Stock-based compensation	-	-	60	-	60
Stock options exercised	138	14	74	-	88
Net income (loss)	-	-	-	(196)	(196)
Balance, March 31, 2018	12,024	$1,203	$6,575	$13,355	$21,133

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(330)	$(196)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	186	206
Stock-based compensation	42	60
Deferred income taxes	(104)	(69)
Change in operating assets and liabilities:
Accounts receivable	78	206
Inventories	537	352
Prepaid expenses and other assets	121	(42)
Accounts payable and accrued expenses	(53)	(622)
Total adjustments to net income (loss)	807	91
Net cash provided (used) by operating activities	477	(105)

Cash flows from investing activities:
Purchase of property and equipment	(101)	-
Net cash used by investing activities	(101)	-

Cash flows from financing activities:
Repayments of long-term debt	-	(200)
Proceeds from exercise of stock options	-	88
Net cash used by financing activities	-	(112)

Net increase (decrease) in cash and cash equivalents	376	(217)

Cash and cash equivalents, beginning of period	6,232	4,114
Cash and cash equivalents, end of period	$6,608	$3,897

Supplemental disclosures:
Cash paid during the period for interest	$5	$18

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

The unaudited Condensed Consolidated Statements of Income, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statements of Cash Flows included in this Report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2019 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the period ended March 31, 2019 are not necessarily indicative of the operating results for the full year.

Due to changes in our business as we acquired and began manufacturing new products in recent periods, the Company implemented a change in the allocation of certain operational and administrative expenses between our two operating segments to more accurately reflect our operational activity. For comparison purposes, the Company presented 2018 results to reflect the revised allocation of these costs. This segment reporting change has no impact on our operating results. See Note 4 “Segment Information,” of the Notes to the Condensed Consolidated Financial Statements for further information.

(d)	Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts in our financial statements of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, the realization of deferred tax assets, reserves for slow moving and obsolete inventory, customer returns and allowances, intangible asset useful lives and amortization method, and stock-based compensation. Actual results could differ from our estimates.

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

Inventories were comprised of the following at:

	March 31, 2019	December 31, 2018
Finished goods	$4,740	$5,448
Raw materials	2,598	2,414
Inventory reserve for obsolescence	(58)	(45)
	$7,280	$7,817
(g)	Property and Equipment

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

(h)	Leases

Lease assets and lease liabilities are recognized at the commencement of an arrangement where it is determined at inception that a lease exists. Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using our incremental borrowing rate generally applicable to the location of the lease asset, unless the implicit rate is readily determinable. Lease terms include options to extend or terminate the lease when it is reasonably certain that those options will be exercised.

Certain nonlease components, such as maintenance and other services provided by the lessor, are included in the valuation of the lease. Leases with an initial term of 12 months or less, which are not material to our financial statements, are not recorded on the balance sheet, and the expense for these short-term leases and for operating leases is recognized on a straight-line basis over the lease term. Lease agreements with lease and nonlease components are combined as a single lease component.

(i)	Intangible Assets and Goodwill

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

Financial instruments which potentially subject us to concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain our cash balances in the form of bank demand deposits with financial institutions that we believe are creditworthy. During the three months ended March 31, 2019, we have maintained balances in various operating accounts in excess of federally insured limits. We establish an allowance for doubtful accounts, which is generally not material to our financial statements, based upon factors surrounding the credit risk of specific customers, historical trends and other information. We have no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

The recorded amounts for cash and cash equivalents, receivables, other current assets, accounts payable, and accrued expenses approximate fair value due to the short-term nature of these financial instruments.

(k)	Income Taxes

Income taxes reflect the tax effects of transactions reported in the Condensed Consolidated Financial Statements and consist of taxes currently payable plus deferred income taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred income tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. A valuation allowance is established when it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which related temporary differences become deductible. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

The effective tax rate for the three months ended March 31, 2019 and 2018 was 24.1% and 26.0% respectively, which differs from the statutory income tax rate due to permanent book to tax differences.

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

Variable consideration is primarily comprised of customer allowances. Customer allowances primarily include reserves for trade promotions to support price features, displays, slotting fees, and other merchandising of our products to our customers. Promotional programs for consumers primarily include coupons, rebates, and certain other promotional programs, and do not represent a significant portion of variable consideration. The costs of both customer allowances and promotional programs for consumers are estimated using either the expected value or most likely amount approach, depending on the nature of the allowance, using all reasonably available information, including our historical experience and current expectations. Customer allowances and promotional programs for consumers are reflected in the transaction price when sales are recorded. We may adjust our estimates based on actual results and consideration of other factors that cause allowances. In the event that actual results differ from our estimates, the results of future periods may be impacted.

Sales returns are generally not material to our financial statements, and do not comprise a significant portion of variable consideration. Estimates for sales returns are based on information from customers and assessments of historical trends. These estimates are established in the period of sale and reduce our revenue in that period.

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

At March 31, 2019 and December 31, 2018 approximately $983 and $1,184, respectively, had been reserved as a reduction of accounts receivable. Trade promotions to our customers and incentives such as coupons to our consumers are deducted from gross sales and totaled $714 and $600 for the three months ended March 31, 2019 and 2018, respectively.

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

(o)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, repairs, maintenance, and other indirect costs, as well as warehousing and distribution costs. We classify freight-out as selling expenses. Other selling expenses consist primarily of costs for sales and sales support personnel, brokerage commissions, and promotional costs. Freight-out costs included in selling expenses totaled $666 and $621 for the three months ended March 31, 2019 and 2018, respectively.

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

Effective January 1, 2019, we adopted the guidance and elected the option not to restate comparative periods. We also elected the package of practical expedients within the standard which permits us not to reassess prior conclusions about lease identification, lease classification, and initial direct costs. Additionally, we elected not to separate lease and non-lease components for all leases. The adoption of the new standard resulted in the recognition of operating lease liabilities on January 1, 2019 of approximately $141, with corresponding right of use assets, and no material cumulative effect adjustment to our Consolidated Balance Sheets, and $2,862 of net assets obtained in exchange for new operating lese liabilities during the three months ended March 31, 2019. Adoption of the new standard did not have a material impact on our Consolidated Statements of Income or Cash Flows.

Note 2.	Stock-Based Compensation

During the three months ended March 31, 2019, we did not grant any options to acquire shares of our common stock.

During the three months ended March 31, 2018, we granted options to acquire 15 thousand shares of our common stock to an employee at a price of $3.15 per share.

The weighted average fair market value of the options granted during the three months ended March 31, 2018 were estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

March 31, 2018
Expected life of options (using the “simplified” method)	6 years
Average risk-free interest rate	2.18%
Average expected volatility of stock	92%
Expected dividend rate	None
Fair value of options granted	$36

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) totaled $42 and $60 in the three months ended March 31, 2019 and 2018, respectively. Approximately $292 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next four years, depending on the vesting provisions of the options. There was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible.

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

A reconciliation of the weighted average number of common shares outstanding (in thousands) is as follows:

	Three Months Ended March 31,
	2019	2018
Common shares outstanding, beginning of the period	12,408	11,886
Weighted average common shares issued	-	43
Weighted average number of common shares outstanding	12,408	11,929
Dilutive effect of common share equivalents	-	-
Diluted weighted average number of common shares outstanding	12,408	11,929

Common stock equivalents (in thousands) that have been excluded from the calculation of earnings per share because they would have been anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Stock options	760	1,154

Note 4.	Segment Information

We operate in two different segments: household products and skin and hair care products. We have chosen to organize our business around these segments based on differences in the products sold. Accounting policies for our segments are the same as those described in Note 1. We evaluate segment performance based on segment income or loss before income taxes.

Due to changes in our business as we acquired and began to manufacture additional products in recent periods under our Skin and Hair Care Products segment, the Company implemented a change in the allocation of certain operational and administrative expenses to more accurately reflect our operational activity. For comparison purposes, the Company presented 2018 results to reflect the revised allocation of these costs.

The following provides information on our segments for the three months ended March 31:

	2019
	Household Products	Skin and Hair Care Products	Total
Net sales	$1,205	$5,600	$6,805
Income (loss) from operations	(170)	(290)	(460)
Capital and intangible asset expenditures	101	-	101
Depreciation and amortization	22	164	186

	2018
	Household Products	Skin and Hair Care Products	Total
Net sales	$1,351	$6,077	$7,428
Income (loss) from operations	(106)	(135)	(241)
Depreciation and amortization	36	170	206

Note 5.	Goodwill and Intangible Assets

Goodwill and intangible assets, which are related to our acquisition of our Prell® and Denorex® brands, consisted of the following:

	As of March 31, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets:
Customer relationships	$4,022	$1,106	$2,916	$4,022	$1,005	$3,017
Trade names	2,362	433	1,929	2,362	393	1,969
Formulas and batching processes	669	153	516	669	140	529
Non-compete agreement	26	14	12	26	13	13
	7,079	1,706	5,373	7,079	1,551	5,528
Goodwill			1,521			1,521
Total intangible assets			$6,894			$7,049

Amortization expense for the three months ended March 31, 2019 and 2018 was $155, respectively.

Estimated amortization expense for 2019 and subsequent years is as follows:

2019 (remaining)	$465
2020	620
2021	618
2022	616
2023	616
Thereafter	2,438
Total	$5,373

Note 6.	Long-Term Debt and Line-of-Credit

On June 30, 2016, the Company and Neoteric Cosmetics, Inc., a wholly-owned subsidiary of the Company, collectively as borrowers, entered into a credit agreement (as amended, the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”), as lender, pursuant to which Chase provided a term loan and a revolving credit facility that were related to our acquisition of the Prell®, Denorex®, and Zincon® brands.

In June 2018, we paid the remaining principal balance of the term loan in the amount of $1,000. There were no additional costs incurred associated with the prepayment of the term loan.

The revolving credit facility amount is $4 million with interest of: (i) the LIBO Rate + 2.5%; or (ii) the Prime Rate, with a floor of the one month LIBO Rate + 2.5%, and will terminate on June 30, 2019 or any earlier date on which the revolving commitment is otherwise terminated pursuant to the Credit Agreement. Under the Credit Agreement we are obligated to pay quarterly an unused commitment fee equal to 0.5% per annum on the daily amount of the undrawn portion of the revolving line-of-credit. The loans are collateralized by all of the assets of the Company.

The Credit Agreement subjects the Company to affirmative, negative, and financial covenants on a quarterly basis. The Company was in compliance with the covenants in the Credit Agreement as of March 31, 2019 and December 31, 2018, respectively.

In May 2019, we entered into an amendment to renew our revolving credit facility with Chase. See Note 8, “Subsequent Events,” for more information.

Note 7.	Leases

We have entered into leases for our corporate headquarters, manufacturing and warehouse operations, and office equipment with remaining lease terms up to 3 years. Some of these leases include both lease and nonlease components, which are accounted for as a single lease component as we have elected the practical expedient to combine these components for all leases. As most of the leases do not provide an implicit rate, we calculated the right-of-use assets and lease liabilities using our secured incremental borrowing rate at the lease commencement date. We currently do not have any finance leases outstanding.

Information related to leases was as follows:

Three Months Ended March 31, 2019
Operating lease information:
Operating lease cost	$261
Operating cash flows from operating leases	258
Net assets obtained in exchange for new operating lease liabilities	2,862

Weighted average remaining lease term in years	2.82
Weighted average discount rate	5.0%

Future minimum annual lease payments are as follows:

2019 (remaining)	$770
2020	1,048
2021	1,071
2022	88
Total minimum lease payments	$2,977
Less imputed interest	(207)

Total operating lease liability	$2,770

Note 8.	Subsequent Events

In May 2019, we entered into an amendment to renew our revolving credit facility with Chase. Under the terms of this arrangement, the revolving credit facility amount is $4 million with interest of the one month LIBO Rate + 2.25%, and will terminate on June 30, 2021. We are obligated to pay quarterly an unused commitment fee equal to 0.25% per annum on the daily amount of the undrawn portion of the revolving line-of-credit, and are subject to affirmative, negative, and financial covenants on a quarterly basis. The revolving credit facility is collateralized by all of the assets of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018. This Item 2 contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please refer to "Item 1A. Risk Factors" in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of the uncertainties, risks and assumptions associated with these statements.

Executive Overview

Our Business

Scott’s Liquid Gold-Inc. exists to positively impact consumers’ lives in the markets we serve while creating shareholder value. We develop, manufacture, market, and sell quality household and skin and hair care products nationally and internationally to mass merchandisers, drugstores, supermarkets, hardware stores, e-commerce retailers, other retail outlets, and to wholesale distributors.

Results of Operations

Three months ended March 31, 2019 compared to three months ended March 31, 2018

	Three Months Ended March 31, (in thousands)
			Increase / (Decrease)
	2019	2018	$	%
Net sales	$6,805	$7,428	$(623)	(8.4%)
Cost of sales	4,200	4,407	(207)	(4.7%)
Gross profit	2,605	3,021	(416)	(13.8%)
Gross margin	38.3%	40.7%

Operating expenses:
Advertising	184	537	(353)	(65.7%)
Selling	1,658	1,632	26	1.6%
General and administrative	1,223	1,093	130	11.9%
Total operating expenses	3,065	3,262	(197)	(6.0%)
Income (loss) from operations	(460)	(241)	(219)	(90.9%)

Interest income	31	-	31	100.0%
Interest expense	(5)	(24)	19	79.2%
Income (loss) before income taxes	(434)	(265)	(169)	(63.8%)
Income tax benefit	104	69	35	50.7%
Net income (loss)	$(330)	$(196)	$(134)	(68.4%)

Net loss changed primarily due to the following:

•	Lower net sales and gross profit decreased, primarily driven by lower sales of distributed skin and hair care products and an increase in sales of Prell®, which has lower margins.
•	Advertising costs decreased, as investments in television campaigns in the first quarter of 2018 were not incurred in 2019.
•	Selling costs, which can fluctuate based on sales volume, remained consistent due to severance costs and due to a slight rise in shipping rates.
•

General and administrative costs increased due to additional professional fees incurred for routine legal costs related to our products and costs related to the preparation of our annual proxy statement, as well as a slight increase in compensation costs for administrative personnel.

•	Income tax benefit increased due to the increase in our net loss before income taxes.

Segment Results

Due to changes in our business as we acquired and began to manufacture additional products in recent periods under our Skin and Hair Care Products segment, we implemented a change in the allocation of certain operational and administrative expenses to more accurately reflect our operational activity. For comparison purposes, we presented 2018 results to reflect the revised allocation of these costs.

Household Products

The following table shows comparative net sales, gross margin, gross profit, income (loss) from operations, volume and percentage changes for household products between periods:

	Three Months Ended March 31, (in thousands)
			Increase / (Decrease)
	2019	2018	$	%
Net sales	$1,205	$1,351	$(146)	(10.8%)
Gross profit	$536	$747	$(211)	(28.2%)
Gross margin	44.5%	55.3%
Income (loss) from operations	$(170)	$(106)	$(64)	(60.4%)
•

Net sales of household products decreased primarily from lower sales of the Scott’s Liquid Gold® Wood Care product line due to increased competition and the discontinuation of sales of our Touch of Scent® Air Freshener products in the second quarter of 2018.

•

Loss from operations increased due to lower gross profit from lower sales, which also caused a decrease in gross margin, and was partially offset by a reduction in advertising in 2019 from the television campaign for Scott’s Liquid Gold® Wood Care products that was produced and aired in 2018.

Skin and Hair Care Products

The following table shows comparative net sales, gross margin, gross profit, income (loss) from operations, volume and percentage changes for skin and hair care products between periods:

	Three Months Ended March 31, (in thousands)
			Increase / (Decrease)
	2019	2018	$	%
Skin and hair care net sales
Distributed products	$2,336	$3,298	$(962)	(29.2%)
Manufactured products	3,264	2,779	485	17.5%
Total skin and hair care net sales	$5,600	$6,077	$(477)	(7.8%)

Gross profit	$2,069	$2,274	$(205)	(9.0%)
Gross margin	36.9%	37.4%
Income (loss) from operations	$(290)	$(135)	$(155)	(114.8%)
•

Net sales of distributed skin and hair care products decreased due to lower sales of Batiste Dry Shampoo after a strong fourth quarter of 2018. 7th Heaven skin care products also decreased from a substantial increase in competitive products for 7th Heaven skin care products in 2018.

•	Net sales of manufactured skin and hair care products increased due to higher sales of Alpha® Skin Care.
•

Loss from operations increased due to lower sales and gross profit but was partially offset by the increase in sales of Alpha® Skin Care products. Gross margins also decreased due to lower sales. Freight-out costs also increased due a slight rise in shipping rates. This was partially offset by a reduction in advertising spending in 2019 from the television campaign for Prell® Shampoo in the first quarter of 2018.

Liquidity and Capital Resources

Financing Agreements

Please see Note 6 to our Condensed Consolidated Financial Statements for information on our Credit Agreement with Chase.

Liquidity and Capital Resources

At March 31, 2019, we had $4,000 available on our revolving credit facility, and approximately $6,608 in cash on hand, which was $376 more compared to December 31, 2018.

The following is a summary of cash provided by or used in each of the indicated types of activities:

	Three Months Ended March 31, (in thousands)
			Increase / (Decrease)
	2019	2018	$	%
Net cash from operating activities	$477	$(105)	$582	554.3%
Net cash from investing activities	(101)	-	(101)	(100.0%)
Net cash from financing activities	-	(112)	112	100.0%
•	Net cash from operating activities was primarily related to efforts to improve working capital by reducing levels of inventories and increased due to lower amounts paid for income taxes.
•	Net cash from investing activities was related to capital expenditures for routine production and warehouse equipment.
•	There were no cash flows from financing activities, as previous periods’ activity related to payments on long-term debt, which was fully repaid in the second quarter of 2018.

We anticipate that our existing cash and our cash flow from operations, together with our current Credit Agreement with Chase, will be sufficient to meet our cash requirements for the 12 months following the filing date of this Report. During the first three months of 2019, we spent $101 on routine and maintenance production and warehouse equipment in our manufacturing facility.

We expect to make additional capital expenditures of approximately $100 in 2019 to improve our manufacturing capabilities and efficiencies and on production and warehouse equipment. In addition, we are in the early stages of a process to select and implement enterprise resource planning software. If we continue this process, we could be required to spend significantly higher capital resources in 2019.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2019, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and subsequent quarterly reports on Form 10-Q, which could materially affect our business, financial condition or future results.

ITEM 6.	EXHIBITS

Exhibit Number	Document
10.1	Second Amendment to Credit Agreement, dated as of May 9, 2019, between Company, Neoteric Cosmetics, Inc. and the other Loan parties thereto and JPMorgan Chase Bank, N.A.,
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certification.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Furnished, not filed.

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

Date: May 10, 2019