Form 10-Q
period 2019-06-30
Scott's Liquid Gold - Inc.
filed 2019-08-07
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 6, 2019, the registrant had 12,459,463 shares of its common stock, $0.10 par value per share, outstanding.

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
•

regulations, economic conditions, and tariffs in the People’s Republic of China (“PRC”), as well as dependence on the efforts of our exclusive distributor in the PRC to market and sell our products there;

•	continuation of our distributorship agreement for Montagne Jeunesse skin care products and Batiste Dry Shampoos;
•	a continued shift in the retail market from food and drug stores to mass merchandisers, club stores, dollar stores, e-commerce retailers, and subscription services;
•	competition from large consumer products companies in the United States;
•	competitive factors, including any decrease in distribution of (i.e., retail stores carrying) our significant products;
•	new competitive products and/or technological changes;
•	the need for effective advertising of our products and limited resources available for such advertising;
•	unfavorable economic conditions;
•	changing consumer preferences and the continued acceptance of each of our significant products in the marketplace;
•	the degree of success of any new product or product line introduction by us;
•	the degree of success of the integration of product lines or businesses we may acquire;
•	the availability of necessary raw materials and potential increases in the prices of these raw materials;
•	changes in the regulation of our products, including applicable environmental, U.S. and international Food and Drug Administration regulations and process-audit compliance;
•	the loss of any executive officer or other personnel;
•	future losses which could affect our liquidity;
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

PART I

ITEM 1.	FINANCIAL STATEMENTS.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$6,382	$10,807	$13,187	$18,235
Cost of sales	4,442	5,429	8,642	9,837
Gross Profit	1,940	5,378	4,545	8,398

Operating expenses:
Advertising	202	345	386	882
Selling	1,354	1,841	3,012	3,473
General and administrative	1,158	1,431	2,381	2,525
Total operating expenses	2,714	3,617	5,779	6,880
(Loss) income from operations	(774)	1,761	(1,234)	1,518

Interest income	30	-	61	-
Interest expense	(4)	(48)	(9)	(72)
Gain on sale of equipment	110	-	110	-
(Loss) income before income taxes	(638)	1,713	(1,072)	1,446
Income tax (expense) benefit	(78)	(429)	26	(359)
Net (loss) income	$(716)	$1,284	$(1,046)	$1,087

Net (loss) income per common share
Basic	$(0.06)	$0.11	$(0.08)	$0.09
Diluted	$(0.06)	$0.10	$(0.08)	$0.09
Weighted average shares outstanding
Basic	12,436	12,024	12,422	11,977
Diluted	12,436	12,549	12,422	12,578

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except par value amounts)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,957	$6,232
Accounts receivable, net	1,912	3,047
Inventories, net	6,451	7,817
Income taxes receivable	508	508
Prepaid expenses	350	546
Total current assets	17,178	18,150

Property and equipment, net	1,013	971
Deferred tax asset	264	234
Goodwill	1,521	1,521
Intangible assets, net	5,218	5,528
Operating lease right-of-use assets	2,531	-
Other assets	71	71
Total assets	$27,796	$26,475

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,603	$1,800
Accrued expenses	488	593
Operating lease liabilities, current portion	928	-
Total current liabilities	3,019	2,393

Operating lease liabilities, net of current	1,616	-
Total liabilities	4,635	2,393

Shareholders’ equity:
Preferred stock, no par value, authorized 20,000 shares; no shares issued and outstanding	-	-
Common stock; $0.10 par value, authorized 50,000 shares; issued and outstanding 12,459 shares (2019) and 12,408 shares (2018)	1,246	1,241
Capital in excess of par	7,183	7,063
Retained earnings	14,732	15,778
Total shareholders’ equity	23,161	24,082
Total liabilities and shareholders’ equity	$27,796	$26,475

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Capital in Excess of Par	Retained Earnings	Total
Balance, December 31, 2018	12,408	$1,241	$7,063	$15,778	$24,082
Stock-based compensation	-	-	42	-	42
Net loss	-	-	-	(330)	(330)
Balance, March 31, 2019	12,408	$1,241	$7,105	$15,448	$23,794
Stock-based compensation	-	-	42	-	42
Stock options exercised	51	5	36	-	41
Net loss	-	-	-	(716)	(716)
Balance, June 30, 2019	12,459	$1,246	$7,183	$14,732	$23,161

Balance, December 31, 2017	11,886	$1,189	$6,441	$13,551	$21,181
Stock-based compensation	-	-	60	-	60
Stock options exercised	138	14	74	-	88
Net loss	-	-	-	(196)	(196)
Balance, March 31, 2018	12,024	$1,203	$6,575	$13,355	$21,133
Stock-based compensation	-	-	61	-	61
Net income	-	-	-	1,284	1,284
Balance, June 30, 2018	12,024	$1,203	$6,636	$14,639	$22,478

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(1,046)	$1,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	369	433
Stock-based compensation	84	121
Deferred income taxes	(30)	(115)
Gain on sale of equipment	(110)	-
Change in operating assets and liabilities:
Accounts receivable	1,135	(908)
Inventories	1,366	1,056
Prepaid expenses and other assets	196	(80)
Income taxes receivable	-	(570)
Accounts payable and accrued expenses	(289)	758
Contract liability	-	259
Total adjustments to net income (loss)	2,721	954
Net cash provided by operating activities	1,675	2,041

Cash flows from investing activities:
Purchase of property and equipment	(101)	(40)
Proceeds from sale of equipment	110	-
Net cash provided (used) by investing activities	9	(40)

Cash flows from financing activities:
Repayments of long-term debt	-	(1,200)
Proceeds from exercise of stock options	41	89
Net cash provided (used) by financing activities	41	(1,111)

Net increase in cash and cash equivalents	1,725	890

Cash and cash equivalents, beginning of period	6,232	4,114
Cash and cash equivalents, end of period	$7,957	$5,004

Supplemental disclosures:
Cash paid during the period for interest	$9	$34
Cash paid during the period for income taxes	$-	$1,044

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except per share data)

Note 1.	Organization and Summary of Significant Accounting Policies
(a)	Company Background

Scott’s Liquid Gold-Inc. (a Colorado corporation) was incorporated on February 15, 1954. Scott’s Liquid Gold-Inc. and its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our,” or “us”) develop, manufacture, market and sell quality household and skin and hair care products. We are also a distributor in the United States of skin and hair care products manufactured by two other companies. Our business is comprised of two segments: household products and skin and hair care products.

(b)	Principles of Consolidation

Our Condensed Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

(c)	Basis of Presentation

The unaudited Condensed Consolidated Statements of Income, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statements of Cash Flows included in this Report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2019 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the period ended June 30, 2019 are not necessarily indicative of the operating results for the full year.

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

Inventories were comprised of the following at:

	June 30, 2019	December 31, 2018
Finished goods	$4,161	$5,448
Raw materials	2,420	2,414
Inventory reserve for obsolescence	(130)	(45)
	$6,451	$7,817
(g)	Property and Equipment

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

Financial instruments which potentially subject us to concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain our cash balances in the form of bank demand deposits with financial institutions that we believe are creditworthy. During the six months ended June 30, 2019, we have maintained balances in various operating accounts in excess of federally insured limits. We establish an allowance for doubtful accounts, which is generally not material to our financial statements, based upon factors surrounding the credit risk of specific customers, historical trends and other information. We have no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

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

The effective tax rate for the six months ended June 30, 2019 and 2018 was 2.4% and 24.8% respectively, which can differ from the statutory income tax rate due to permanent book-to-tax differences or if the year-to-date pre-tax loss exceeds the amount of the anticipated full-year pre-tax loss.

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

At June 30, 2019 and December 31, 2018 approximately $1,269 and $1,184, respectively, had been reserved as a reduction of accounts receivable. Trade promotions to our customers and incentives such as coupons to our consumers are deducted from gross sales and totaled $1,070 and $672 for the three months ended June 30, 2019 and 2018, respectively, and totaled $1,784 and $1,272 for the six months ended June 30, 2019 and 2018, respectively.

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

(o)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, repairs, maintenance, and other indirect costs, as well as warehousing and distribution costs. We classify freight-out as selling expenses. Other selling expenses consist primarily of costs for sales and sales support personnel, brokerage commissions, and promotional costs. Freight-out costs included in selling expenses totaled $555 and $539 for the three months ended June 30, 2019 and 2018, respectively, and totaled $1,221 and $1,160 for the six months ended June 30, 2019 and 2018, respectively.

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

Effective January 1, 2019, we adopted the guidance and elected the option not to restate comparative periods. We also elected the package of practical expedients within the standard which permits us not to reassess prior conclusions about lease identification, lease classification, and initial direct costs. Additionally, we elected not to separate lease and non-lease components for all leases. The adoption of the new standard resulted in the recognition of operating lease liabilities on January 1, 2019 of approximately $141, with corresponding right of use assets, and no material cumulative effect adjustment to our Consolidated Balance Sheets, and $2,862 of net assets obtained in exchange for new operating lease liabilities during the six months ended June 30, 2019. Adoption of the new standard did not have a material impact on our Consolidated Statements of Income or Cash Flows.

Note 2.	Stock-Based Compensation

During the six months ended June 30, 2019, we did not grant any options to acquire shares of our common stock.

During the six months ended June 30, 2018, we granted options to acquire: (i) 40 thousand shares of our common stock to employees at prices ranging between $2.17 to $3.35 per share; (ii) 105 thousand shares of our common stock to executive officers at prices ranging between $2.09 to $2.17 per share; and (iii) 90 thousand shares of our common stock to non-employee board members at a price of $2.17 per share.

The weighted average fair market value of the options granted during the six months ended June 30, 2018 were estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

June 30, 2018
Expected life of options (using the “simplified” method)	4 years
Average risk-free interest rate	2.63%
Average expected volatility of stock	69%
Expected dividend rate	None
Fair value of options granted	$246

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) totaled $84 and $121 in the six months ended June 30, 2019 and 2018, respectively. Approximately $239 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next three years, depending on the vesting provisions of the options. There was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible.

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

A reconciliation of the weighted average number of common shares outstanding (in thousands) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common shares outstanding, beginning of the period	12,408	12,024	12,408	11,886
Weighted average common shares issued	28	-	14	91
Weighted average number of common shares outstanding	12,436	12,024	12,422	11,977
Dilutive effect of common share equivalents	-	525	-	601
Diluted weighted average number of common shares outstanding	12,436	12,549	12,422	12,578

Common stock equivalents (in thousands) that have been excluded from the calculation of earnings per share because they would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	693	252	693	252

Note 4.	Segment Information

We operate in two different segments: household products and skin and hair care products. We have chosen to organize our business around these segments based on differences in the products sold. Accounting policies for our segments are the same as those described in Note 1. We evaluate segment performance based on segment income or loss from operations.

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

The following provides information on our segments for the three and six months ended June 30:

	Three Months Ended June 30, 2019
	Household Products	Skin and Hair Care Products	Total
Net sales	$1,233	$5,149	$6,382
Income (loss) from operations	15	(789)	(774)
Depreciation and amortization	20	163	183

	Three Months Ended June 30, 2018
	Household Products	Skin and Hair Care Products	Total
Net sales	$1,364	$9,443	$10,807
(Loss) Income from operations	(66)	1,827	1,761
Capital and intangible asset expenditures	18	22	40
Depreciation and amortization	32	195	227

	Six Months Ended June 30, 2019
	Household Products	Skin and Hair Care Products	Total
Net sales	$2,437	$10,750	$13,187
Loss from operations	(155)	(1,079)	(1,234)
Capital and intangible asset expenditures	101	-	101
Depreciation and amortization	42	327	369

	Six Months Ended June 30, 2018
	Household Products	Skin and Hair Care Products	Total
Net sales	$2,716	$15,519	$18,235
(Loss) Income from operations	(174)	1,692	1,518
Capital and intangible asset expenditures	18	22	40
Depreciation and amortization	68	365	433

Note 5.	Goodwill and Intangible Assets

Goodwill and intangible assets, which are related to our acquisition of our Prell® and Denorex® brands, consisted of the following:

	As of June 30, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets:
Customer relationships	$4,022	$1,207	$2,815	$4,022	$1,005	$3,017
Trade names	2,362	472	1,890	2,362	393	1,969
Formulas and batching processes	669	167	502	669	140	529
Non-compete agreement	26	15	11	26	13	13
	7,079	1,861	5,218	7,079	1,551	5,528
Goodwill			1,521			1,521
Total intangible assets			$6,739			$7,049

Amortization expense for the three months ended June 30, 2019 and 2018 was $155, respectively. Amortization expense for the six months ended June 30, 2019 and 2018 was $310, respectively.

Estimated amortization expense for 2019 and subsequent years is as follows:

2019 (remaining)	$310
2020	620
2021	618
2022	616
2023	616
Thereafter	2,438
Total	$5,218

Note 6.	Long-Term Debt and Line-of-Credit

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

The revolving credit facility amount is $4,000 with interest of: (i) the LIBO Rate + 2.25%; or (ii) the Prime Rate, with a floor of the one month LIBO Rate + 2.25%, and will terminate on June 30, 2021 or any earlier date on which the revolving commitment is otherwise terminated pursuant to the Credit Agreement. Under the Credit Agreement we are obligated to pay quarterly an unused commitment fee equal to 0.25% per annum on the daily amount of the undrawn portion of the revolving line-of-credit. The revolving credit facility is collateralized by all of the assets of the Company.

The Credit Agreement subjects the Company to affirmative, negative, and financial covenants on a quarterly basis. The Company was in compliance with the covenants in the Credit Agreement as of June 30, 2019 and December 31, 2018, respectively.

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

Information related to leases was as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease information:
Operating lease cost	$268	$529
Operating cash flows from operating leases	259	517
Net assets obtained in exchange for new operating lease liabilities	-	2,862

Weighted average remaining lease term in years	2.57	2.57
Weighted average discount rate	5.0%	5.0%

Future minimum annual lease payments are as follows:

2019 (remaining)	$511
2020	1,048
2021	1,071
2022	88
Total minimum lease payments	$2,718
Less imputed interest	(174)

Total operating lease liability	$2,544

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Three months ended June 30, 2019 compared to three months ended June 30, 2018

	Three Months Ended June 30, (in thousands)
			Increase / (Decrease)
	2019	2018	$	%
Net sales	$6,382	$10,807	$(4,425)	(40.9%)
Cost of sales	4,442	5,429	(987)	(18.2%)
Gross profit	1,940	5,378	(3,438)	(63.9%)
Gross margin	30.4%	49.8%

Operating expenses:
Advertising	202	345	(143)	(41.4%)
Selling	1,354	1,841	(487)	(26.5%)
General and administrative	1,158	1,431	(273)	(19.1%)
Total operating expenses	2,714	3,617	(903)	(25.0%)
(Loss) income from operations	(774)	1,761	(2,535)	(144.0%)

Interest income	30	-	30	100.0%
Interest expense	(4)	(48)	44	91.7%
Gain on sale of equipment	110	-	110	100.0%
(Loss) income before income taxes	(638)	1,713	(2,351)	(137.2%)
Income tax expense	(78)	(429)	351	81.8%
Net (loss) income	$(716)	$1,284	$(2,000)	(155.8%)

Net (loss) income changed primarily due to the following:

•

Decreases in net sales and gross profit, primarily driven by lower sales of Alpha® Skin Care products due to regulatory changes imposed on OTC products by PRC’s NMPA (National Medical Products Administration). In response to these regulatory changes, we reformulated our 12% Alpha® Skin Care Body Lotion into a new 6% body lotion product. We have since obtained approval for the new 6% body lotion and the product is positioned to resume sales. Despite obtaining approval for the new body lotion, economic, regulatory, and tariff conditions in the PRC remain uncertain. The remaining decrease in net sales and gross profit was primarily attributable to our distributed skin care products.

•	The change in net (loss) income was partially offset by:
o	Our focus on more efficient advertising platforms, including the elimination of television campaign investments in 2019.

o	Our efforts to reduce selling costs through the reduction of brokerage commissions and internal labor costs.
o	A decrease in general and administrative expenses due to severance costs in 2018.
o	An initiative to dispose of idle equipment, which led to the recognition of a gain on the sale of production equipment that was no longer being utilized in the manufacture of our active product lines.
o	Recognition of an income tax benefit due to the net loss before income taxes.

Segment Results

We implemented a change in the allocation of certain operational and administrative expenses to more precisely match the activity to which they relate. For comparison purposes, we presented 2018 results to reflect the revised allocation of these costs.

Household Products

The following table shows comparative net sales, gross margin, gross profit, income (loss) from operations, volume and percentage changes for household products between periods:

	Three Months Ended June 30, (in thousands)
			Increase / (Decrease)
	2019	2018	$	%
Net sales	$1,233	$1,364	$(131)	(9.6%)
Gross profit	$572	$728	$(156)	(21.4%)
Gross margin	46.4%	53.4%
Income (loss) from operations	$15	$(66)	$81	122.7%
•	Net sales of household products decreased primarily from lower sales of the Scott’s Liquid Gold® Wood Care product line due to increased competition.
•

Income from operations was primarily attributable to our focus on more efficient advertising during 2019. Specifically, we produced and aired a television campaign for Scott’s Liquid Gold® Wood Care products in 2018, but did not do so in 2019, which offset the reduced gross profit.

Skin and Hair Care Products

The following table shows comparative net sales, gross margin, gross profit, (loss) income from operations, volume and percentage changes for skin and hair care products between periods:

	Three Months Ended June 30, (in thousands)
			Increase / (Decrease)
	2019	2018	$	%

Net sales - distributed products	$2,474	$4,337	$(1,863)	(43.0%)
Net sales - manufactured products	2,675	5,106	(2,431)	(47.6%)
Total skin and hair care net sales	$5,149	$9,443	$(4,294)	(45.5%)

Gross profit	$1,368	$4,650	$(3,282)	(70.6%)
Gross margin	26.6%	49.2%
(Loss) income from operations	$(789)	$1,827	$(2,616)	(143.2%)
•

Net sales of distributed skin and hair care products decreased primarily due to lower sales of 7th Heaven skin care products as a result of a substantial increase in competitive products for 7th Heaven skin care products beginning in 2018. Lower sales of Batiste Dry Shampoo also contributed to the net sales decrease.

•	Net sales of manufactured skin and hair care products decreased primarily due to lower sales of Alpha® Skin Care as a result of regulatory changes described above.
•	The loss from operations is due to lower sales and gross profit. Gross margins also decreased due to lower sales of our higher-margin Alpha® Skin Care products.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

	Six Months Ended June 30, (in thousands)
			Increase / (Decrease)
	2019	2018	$	%
Net sales	$13,187	$18,235	$(5,048)	(27.7%)
Cost of sales	8,642	9,837	(1,195)	(12.1%)
Gross profit	4,545	8,398	(3,853)	(45.9%)
Gross margin	34.5%	46.1%

Operating expenses:
Advertising	386	882	(496)	(56.2%)
Selling	3,012	3,473	(461)	(13.3%)
General and administrative	2,381	2,525	(144)	(5.7%)
Total operating expenses	5,779	6,880	(1,101)	(16.0%)
(Loss) income from operations	(1,234)	1,518	(2,752)	(181.3%)

Interest income	61	-	61	100.0%
Interest expense	(9)	(72)	63	87.5%
Gain on sale of equipment	110	-	110	100.0%
(Loss) income before income taxes	(1,072)	1,446	(2,518)	(174.1%)
Income tax benefit (expense)	26	(359)	385	107.2%
Net (loss) income	$(1,046)	$1,087	$(2,133)	(196.2%)

Net (loss) income changed primarily due to the following:

•

Decreases in net sales and gross profit, primarily driven by lower sales generated from our Skin and Hair Care Products segment, particularly our Alpha® Skin Care products as a result of the PRC’s regulatory changes discussed above.

•	The change in net (loss) income was partially offset by:
o	Our reduction of advertising costs during 2019.
o	Our efforts to reduce selling costs through the reduction of brokerage commissions.
o	A decrease in general and administrative expenses due to severance costs in 2018 related to an executive officer that were not incurred in 2019.
o	An initiative to dispose of idle equipment, which led to the recognition of a gain on the sale of production equipment that was no longer being utilized in the manufacture of our active product lines.
o	Recognition of an income tax benefit due to the net loss before income taxes.

Segment Results

We implemented a change in the allocation of certain operational and administrative expenses to more precisely match the activity to which they relate. For comparison purposes, we presented 2018 results to reflect the revised allocation of these costs.

Household Products

The following table shows comparative net sales, gross margin, gross profit, loss from operations, volume and percentage changes for household products between periods:

	Six Months Ended June 30, (in thousands)
			Increase / (Decrease)
	2019	2018	$	%
Net sales	$2,437	$2,716	$(279)	(10.3%)
Gross profit	$1,108	$1,475	$(367)	(24.9%)
Gross margin	45.5%	54.3%
Loss from operations	$(155)	$(174)	$19	10.9%
•	Net sales of household products decreased primarily from lower sales of the Scott’s Liquid Gold® Wood Care product line due to increased competition.
•

Income from operations was primarily attributable to our focus on more efficient advertising during 2019. Specifically, we produced and aired a television campaign for Scott’s Liquid Gold® Wood Care products in 2018, but did not do so in 2019, which was partially offset by lower gross profit.

Skin and Hair Care Products

The following table shows comparative net sales, gross margin, gross profit, (loss) income from operations, volume and percentage changes for skin and hair care products between periods:

	Six Months Ended June 30, (in thousands)
			Increase / (Decrease)
	2019	2018	$	%
Skin and hair care net sales
Distributed products	$4,811	$7,634	$(2,823)	(37.0%)
Manufactured products	5,939	7,885	(1,946)	(24.7%)
Total skin and hair care net sales	$10,750	$15,519	$(4,769)	(30.7%)

Gross profit	$3,437	$6,923	$(3,486)	(50.4%)
Gross margin	32.0%	44.6%
(Loss) income from operations	$(1,079)	$1,692	$(2,771)	(163.8%)
•

Net sales of distributed skin and hair care products decreased primarily due to lower sales of 7th Heaven skin care products as a result of a substantial increase in competitive products for 7th Heaven skin care products beginning in 2018. Lower sales of Batiste Dry Shampoo also contributed to the net sales decrease.

•	Net sales of manufactured skin and hair care products decreased primarily due to lower sales of Alpha® Skin Care as a result of the regulatory changes described above.
•	Loss from operations is due to lower sales and gross profit. Gross margins decreased due to lower sales of our higher-margin Alpha® Skin Care products.

Liquidity and Capital Resources

Our operational team’s efforts to reduce inventory levels resulted in a significant increase in available cash during the six months ended June 30, 2019. At June 30, 2019, we had our maximum commitment of $4,000 available and unused on our revolving credit facility, and approximately $7,957 in cash on hand, an increase of $1,725 when compared to the balance as of December 31, 2018.

The following is a summary of cash provided by or (used in) each of the indicated types of activities:

	Six Months Ended June 30, (in thousands)
			Increase / (Decrease)
	2019	2018	$	%
Operating activities	$1,675	$2,041	$(366)	(17.9%)
Investing activities	9	(40)	49	122.5%
Financing activities	41	(1,111)	1,152	103.7%
•	Net cash from operating activities was primarily related to efforts to improve working capital by reducing levels of inventories and accounts receivable.
•	Net cash from investing activities was related to capital expenditures for routine production and warehouse equipment as well as a gain on sale of equipment no longer used in production.
•	Net cash from financing activities was related to cash received for stock option exercises.

We anticipate that our existing cash and our cash flow from operations, together with our current Credit Agreement with Chase, will be sufficient to meet our cash requirements for the 12 months following the filing date of this Report. During the first six months of 2019, we spent $101 on routine and maintenance production and warehouse equipment in our manufacturing facility.

We expect to make additional capital expenditures of approximately $120 in 2019 to improve our manufacturing capabilities and efficiencies and on production and warehouse equipment. In addition, we are in the process of selecting enterprise resource planning software. If we continue this process, we would see an increase in our capital expenditures in 2019 and 2020.

Financing Agreements

Please see Note 6 to our Condensed Consolidated Financial Statements for information on our Credit Agreement with Chase.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2019, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the six months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 7, 2019