Form 10-Q
period 2019-09-30
Scott's Liquid Gold - Inc.
filed 2019-11-12
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 12, 2019, the registrant had 12,461,963 shares of its common stock, $0.10 par value per share, outstanding.

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

•	continuation of our distributorship agreement for Montagne Jeunesse personal care products and Batiste Dry Shampoos;
•	a continued shift in the retail market from food and drug stores to mass merchandisers, club stores, dollar stores, e-commerce retailers, and subscription services;
•	competition from large consumer products companies in the United States;
•	competitive factors, including any decrease in distribution of (i.e., retail stores carrying) our significant products;
•	new competitive products and/or technological changes;
•	the need for effective advertising of our products and limited resources available for such advertising;
•	unfavorable economic conditions;
•	changing consumer preferences and the continued acceptance of each of our significant products in the marketplace;
•	the degree of success of any new product or product line introduction by us;
•	the degree of success of the integration of product lines or businesses we may acquire;
•	the availability of necessary raw materials and potential increases in the prices of these raw materials;
•	changes in the regulation of our products, including applicable environmental, U.S. and international Food and Drug Administration regulations and process-audit compliance;
•	the loss of any executive officer or other personnel;
•	future losses which could affect our liquidity;
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

PART I

ITEM 1.	FINANCIAL STATEMENTS.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$7,178	$9,686	$20,365	$27,921
Cost of sales	4,235	4,808	12,877	14,644
Gross Profit	2,943	4,878	7,488	13,277

Operating expenses:
Advertising	105	324	491	1,206
Selling	1,369	2,063	4,381	5,536
General and administrative	1,223	1,079	3,604	3,604
Total operating expenses	2,697	3,466	8,476	10,346
Income (loss) from operations	246	1,412	(988)	2,931

Interest income	28	-	89	-
Interest expense	(5)	(5)	(14)	(77)
Gain on sale of equipment	-	-	110	-
Income (loss) before income taxes	269	1,407	(803)	2,854
Income tax benefit (expense)	118	(340)	144	(699)
Net income (loss)	$387	$1,067	$(659)	$2,155

Net income (loss) per common share
Basic	$0.03	$0.09	$(0.05)	$0.18
Diluted	$0.03	$0.09	$(0.05)	$0.17
Weighted average shares outstanding
Basic	12,462	12,162	12,435	12,039
Diluted	12,462	12,540	12,582	12,581

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except par value amounts)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,110	$6,232
Accounts receivable, net	2,711	3,047
Inventories, net	7,030	7,817
Income taxes receivable	507	508
Prepaid expenses	350	546
Total current assets	17,708	18,150

Property and equipment, net	986	971
Deferred tax asset	384	234
Goodwill	1,521	1,521
Intangible assets, net	5,348	5,528
Operating lease right-of-use assets	2,299	-
Other assets	71	71
Total assets	$28,317	$26,475

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,943	$1,800
Accrued expenses	470	593
Operating lease liabilities, current portion	946	-
Total current liabilities	3,359	2,393

Operating lease liabilities, net of current	1,373	-
Total liabilities	4,732	2,393

Shareholders’ equity:
Preferred stock, no par value, authorized 20,000 shares; no shares issued and outstanding	-	-
Common stock; $0.10 par value, authorized 50,000 shares; issued and outstanding 12,462 shares (2019) and 12,408 shares (2018)	1,246	1,241
Capital in excess of par	7,220	7,063
Retained earnings	15,119	15,778
Total shareholders’ equity	23,585	24,082
Total liabilities and shareholders’ equity	$28,317	$26,475

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Capital in Excess of Par	Retained Earnings	Total
Balance, December 31, 2018	12,408	$1,241	$7,063	$15,778	$24,082
Stock-based compensation	-	-	42	-	42
Net loss	-	-	-	(330)	(330)
Balance, March 31, 2019	12,408	$1,241	$7,105	$15,448	$23,794
Stock-based compensation	-	-	42	-	42
Stock options exercised	51	5	36	-	41
Net loss	-	-	-	(716)	(716)
Balance, June 30, 2019	12,459	$1,246	$7,183	$14,732	$23,161
Stock-based compensation	-	-	35	-	35
Stock options exercised	3	-	2	-	2
Net income	-	-	-	387	387
Balance, September 30, 2019	12,462	$1,246	$7,220	$15,119	$23,585

Balance, December 31, 2017	11,886	$1,189	$6,441	$13,551	$21,181
Stock-based compensation	-	-	60	-	60
Stock options exercised	138	14	74	-	88
Net loss	-	-	-	(196)	(196)
Balance, March 31, 2018	12,024	$1,203	$6,575	$13,355	$21,133
Stock-based compensation	-	-	61	-	61
Net income	-	-	-	1,284	1,284
Balance, June 30, 2018	12,024	$1,203	$6,636	$14,639	$22,478
Stock-based compensation	-	-	63	-	63
Stock options exercised	384	38	321	-	359
Net income	-	-	-	1,067	1,067
Balance, September 30, 2018	12,408	$1,241	$7,020	$15,706	$23,967

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(659)	$2,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	552	626
Stock-based compensation	119	184
Deferred income taxes	(150)	(99)
Gain on sale of equipment	(110)	-
Change in operating assets and liabilities:
Accounts receivable	336	(242)
Inventories	787	400
Prepaid expenses and other assets	196	(27)
Income taxes receivable	1	(543)
Accounts payable and accrued expenses	40	33
Total adjustments to net (loss) income	1,771	332
Net cash provided by operating activities	1,112	2,487

Cash flows from investing activities:
Purchase of internal-use software	(286)	-
Purchase of property and equipment	(101)	(202)
Proceeds from sale of equipment	110	-
Net cash used by investing activities	(277)	(202)

Cash flows from financing activities:
Repayments of long-term debt	-	(1,200)
Proceeds from exercise of stock options	43	447
Net cash provided (used) by financing activities	43	(753)

Net increase in cash and cash equivalents	878	1,532

Cash and cash equivalents, beginning of period	6,232	4,114
Cash and cash equivalents, end of period	$7,110	$5,646

Supplemental disclosures:
Cash paid during the period for interest	$14	$39
Cash paid during the period for income taxes	$-	$1,342

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except per share data)

Note 1.	Organization and Summary of Significant Accounting Policies
(a)	Company Background

Scott’s Liquid Gold-Inc. (a Colorado corporation) was incorporated on February 15, 1954. Scott’s Liquid Gold-Inc. and its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our,” or “us”) develop, manufacture, market and sell quality household and personal care products. We are also a distributor in the United States of personal care products manufactured by two other companies. Our business is comprised of two segments: household products and personal care products.

(b)	Principles of Consolidation

Our Condensed Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

(c)	Basis of Presentation

The unaudited Condensed Consolidated Statements of Income, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statements of Cash Flows included in this Report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2019 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the period ended September 30, 2019 are not necessarily indicative of the operating results for the full year.

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

Inventories were comprised of the following at:

	September 30, 2019	December 31, 2018
Finished goods	$5,143	$5,448
Raw materials	2,017	2,414
Inventory reserve for obsolescence	(130)	(45)
	$7,030	$7,817
(g)	Property and Equipment

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

Intangible assets consist of customer relationships, trade names, formulas, batching processes, internal-use software and a non-compete agreement.  The fair value of the intangible assets is amortized over their estimated useful lives and range from a period of five to 15 years. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired.

Internal-use software costs recognized as an intangible asset relates to capitalizable costs of computer software obtained for internal-use as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40-30-1. All other internal-use software costs are expensed as incurred by the Company. Amortization will be amortized over the estimated useful life of the software once the software is ready for its intended use. As of September 30, 2019, our internal-use software was not ready for its intended use. The estimated useful life for internal-use software will be determined and periodically reassessed based on considerations for obsolescence, technology, competition, and other economic factors.

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests, and in certain circumstances these assets are written down to fair value if impaired.

(j)	Financial Instruments

Financial instruments which potentially subject us to concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain our cash balances in the form of bank demand deposits with financial institutions that we believe are creditworthy. During the nine months ended September 30, 2019, we have maintained balances in various operating accounts in excess of federally insured limits. We establish an allowance for doubtful accounts, which is generally not material to our financial statements, based upon factors surrounding the credit risk of specific customers, historical trends and other information. We have no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

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

The effective tax rate for the nine months ended September 30, 2019 and 2018 was 17.9% and 24.5% respectively, which can differ from the statutory income tax rate due to permanent book-to-tax differences or if the year-to-date pre-tax loss exceeds the amount of the anticipated full-year pre-tax loss.

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

At September 30, 2019 and December 31, 2018 approximately $1,069 and $1,184, respectively, had been reserved as a reduction of accounts receivable. Trade promotions to our customers and incentives such as coupons to our consumers are deducted from gross sales and totaled $428 and $718 for the three months ended September 30, 2019 and 2018, respectively, and totaled $2,212 and $1,990 for the nine months ended September 30, 2019 and 2018, respectively.

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

(o)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, repairs, maintenance, and other indirect costs, as well as warehousing and distribution costs. We classify freight-out as selling expenses. Other selling expenses consist primarily of costs for sales and sales support personnel, brokerage commissions, and promotional costs. Freight-out costs included in selling expenses totaled $568 and $806 for the three months ended September 30, 2019 and 2018, respectively, and totaled $1,789 and $1,966 for the nine months ended September 30, 2019 and 2018, respectively.

General and administrative expenses consist primarily of wages and benefits associated with management and administrative support departments, business insurance costs, professional fees, office facility related expenses, and other general support costs.

(p)	Recently Issued Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This guidance, as amended by subsequent ASUs on the topic, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This guidance is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating to determine the full impact at adoption, but ASU 2016-13 is not expected to have a material impact on our financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). The new guidance modifies disclosure requirements related to fair value measurement.  The amendments in ASU 2018-13 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Implementation on a prospective or retrospective basis varies by specific disclosure requirement.  Early adoption is permitted. The standard also allows for early adoption of any removed or modified disclosures upon issuance of this ASU while delaying adoption of the additional disclosures until their effective date. The Company is currently evaluating to determine the full impact at adoption, but ASU 2018-13 is not expected to have a material impact on our financial statements.

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

Effective January 1, 2019, we adopted the guidance and elected the option not to restate comparative periods. We also elected the package of practical expedients within the standard which permits us not to reassess prior conclusions about lease identification, lease classification, and initial direct costs. Additionally, we elected not to separate lease and non-lease components for all leases. The adoption of the new standard resulted in the recognition of operating lease liabilities on January 1, 2019 of approximately $141, with corresponding right of use assets, and no material cumulative effect adjustment to our Consolidated Balance Sheets, and $2,862 of net assets obtained in exchange for new operating lease liabilities during the nine months ended September 30, 2019. Adoption of the new standard did not have a material impact on our Consolidated Statements of Income or Cash Flows.

Note 2.	Stock-Based Compensation

During the nine months ended September 30, 2019, we did not grant any options to acquire shares of our common stock.

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

The weighted average fair market value of the options granted during the nine months ended September 30, 2018 were estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

September 30, 2018
Expected life of options (using the “simplified” method)	4 years
Average risk-free interest rate	2.63%
Average expected volatility of stock	69%
Expected dividend rate	None
Fair value of options granted	$246

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) totaled $119 and $184 in the nine months ended September 30, 2019 and 2018, respectively. Approximately $203 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next three years, depending on the vesting provisions of the options. There was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible.

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

A reconciliation of the weighted average number of common shares outstanding (in thousands) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common shares outstanding, beginning of the period	12,460	12,024	12,408	11,886
Weighted average common shares issued	2	138	27	153
Weighted average number of common shares outstanding	12,462	12,162	12,435	12,039
Dilutive effect of common share equivalents	-	378	147	542
Diluted weighted average number of common shares outstanding	12,462	12,540	12,582	12,581

Common stock equivalents (in thousands) that have been excluded from the calculation of earnings per share because they would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	687	252	267	252

Note 4.	Segment Information

We operate in two different segments: household products and personal care products. We have chosen to organize our business around these segments based on differences in the products sold. Accounting policies for our segments are the same as those described in Note 1. We evaluate segment performance based on segment income or loss from operations.

Due to changes in our business as we acquired and began to manufacture additional products in recent periods under our Personal Care Products segment, the Company implemented a change in the allocation of certain operational and administrative expenses to more accurately reflect our operational activity. For comparison purposes, the Company presented 2018 results to reflect the revised allocation of these costs.

The following provides information on our segments for the three and nine months ended September 30:

	Three Months Ended September 30, 2019
	Household Products	Personal Care Products	Total
Net sales	$1,137	$6,041	$7,178
Income from operations	10	236	246
Capital and intangible asset expenditures	286	-	286
Depreciation and amortization	21	162	183

	Three Months Ended September 30, 2018
	Household Products	Personal Care Products	Total
Net sales	$1,165	$8,521	$9,686
(Loss) Income from operations	(127)	1,539	1,412
Capital and intangible asset expenditures	-	162	162
Depreciation and amortization	29	164	193

	Nine Months Ended September 30, 2019
	Household Products	Personal Care Products	Total
Net sales	$3,574	$16,791	$20,365
Loss from operations	(145)	(843)	(988)
Capital and intangible asset expenditures	387	-	387
Depreciation and amortization	63	489	552

	Nine Months Ended September 30, 2018
	Household Products	Personal Care Products	Total
Net sales	$3,881	$24,040	$27,921
(Loss) Income from operations	(300)	3,231	2,931
Capital and intangible asset expenditures	18	184	202
Depreciation and amortization	97	529	626

Note 5.	Goodwill and Intangible Assets

Goodwill and intangible assets, which are related to our acquisition of our Prell® and Denorex® brands, consisted of the following:

	As of September 30, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets:
Customer relationships	$4,022	$1,307	$2,715	$4,022	$1,005	$3,017
Trade names	2,362	512	1,850	2,362	393	1,969
Formulas and batching processes	669	181	488	669	140	529
Internal-use software	286	-	286	-	-	-
Non-compete agreement	26	17	9	26	13	13
	7,365	2,017	5,348	7,079	1,551	5,528
Goodwill			1,521			1,521
Total intangible assets			$6,869			$7,049

Amortization expense for the three months ended September 30, 2019 and 2018 was $155, respectively. Amortization expense for the nine months ended September 30, 2019 and 2018 was $465, respectively.

Estimated amortization expense for 2019 and subsequent years is as follows:

2019 (remaining)	$155
2020	620
2021	618
2022	616
2023	616
Thereafter	2,438
Total	$5,063

Note 6.	Long-Term Debt and Line-of-Credit

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

The Credit Agreement subjects the Company to affirmative, negative, and financial covenants on a quarterly basis. The Company was in compliance with the covenants in the Credit Agreement as of September 30, 2019 and December 31, 2018, respectively.

On September 30, 2019, the Company amended our Credit agreement to clarify capital expenitures included the debt service coverage ratio in the Credit Agreement in order to clarify components of our covenant calculations. The amended Credit Agreement is attached as Exhibit 10.1 to this Current Report on Form 10-Q.

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

Information related to leases was as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease information:
Operating lease cost	$264	$793
Operating cash flows from operating leases	256	773
Net assets obtained in exchange for new operating lease liabilities	-	2,862

Weighted average remaining lease term in years	2.33	2.33
Weighted average discount rate	5.0%	5.0%

Future minimum annual lease payments are as follows:

2019 (remaining)	$255
2020	1,048
2021	1,071
2022	88
Total minimum lease payments	$2,462
Less imputed interest	(143)

Total operating lease liability	$2,319

Note 8.	Subsequent Events

On October 1, 2019, we purchased all assets owned by Paramount Chemical Specialties, Inc. (“Paramount”), including finished goods owned by Paramount, and all assets used in connection with the manufacture, sale and distribution of the Kids N Pets, Kids N Pets No No No! and Messy Pet brands (the “Brands”). The total consideration paid at closing was $5,500, consisting of $4,500 of cash on hand and $1,000 sourced from our revolving line-of-credit. In addition to the upfront consideration, the deal includes a $1,500 maximum contingent consideration, wherein we would pay Paramount 20% of brand-specific GAAP revenue in excess of $3,500 for each of calendar years 2021, 2022, 2023, and 2024.

Accounting for the allocation of the total consideration is ongoing and subject to finalization.

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

Executive Overview

Our Business

Scott’s Liquid Gold-Inc. exists to positively impact consumers’ lives in the markets we serve while creating shareholder value. We develop, manufacture, market, and sell high-quality, high-value household and personal care products nationally and internationally to mass merchandisers, drugstores, supermarkets, hardware stores, e-commerce retailers, other retail outlets, and to wholesale distributors.

Results of Operations

Three months ended September 30, 2019 compared to three months ended September 30, 2018

	Three Months Ended September 30, (in thousands)
			Increase / (Decrease)
	2019	2018	$	%
Net sales	$7,178	$9,686	$(2,508)	(25.9%)
Cost of sales	4,235	4,808	(573)	(11.9%)
Gross profit	2,943	4,878	(1,935)	(39.7%)
Gross margin	41.0%	50.4%

Operating expenses:
Advertising	105	324	(219)	(67.6%)
Selling	1,369	2,063	(694)	(33.6%)
General and administrative	1,223	1,079	144	13.3%
Total operating expenses	2,697	3,466	(769)	(22.2%)
Income from operations	246	1,412	(1,166)	(82.6%)

Interest income	28	-	28	100.0%
Interest expense	(5)	(5)	-	0.0%
Income before income taxes	269	1,407	(1,138)	(80.9%)
Income tax benefit (expense)	118	(340)	458	134.7%
Net income	$387	$1,067	$(680)	(63.7%)

Net income decreased primarily due to the following:

•

Decreases in net sales and gross profit, primarily driven by lower sales of Alpha® Skin Care products due to regulatory changes imposed on OTC products by PRC’s NMPA (National Medical Products Administration). In response to these regulatory changes, we reformulated our 12% Alpha® Skin Care Body Lotion into a new 6% body lotion product, which obtained NMPA approval. Shipments of the 6% body lotion resumed in September of 2019. The remaining decrease in net sales and gross profit was primarily attributable to our distributed personal care products.

•

Increase in general and administrative expenses associated with professional fees incurred in conjunction with our acquisition as well as the selection of an enterprise resource planning (“ERP”) system.

•	The decrease in net income was partially offset by:

o	Our focus on more efficient advertising platforms, including the elimination of television campaign investments in 2019.
o

Our efforts to reduce selling costs through the reduction of brokerage commissions and internal labor costs. Freight, which decreased proportionally with sales between the periods under comparison, also contributed to the selling expense decrease.

▪	Income tax benefit during the three months ended September 30, 2019 as a result of our net loss for the year.

Segment Results

We implemented a change in the allocation of certain operational and administrative expenses to more precisely match the activity to which they relate. For comparison purposes, we re-allocated 2018 results to reflect the revised allocation of these costs.

Household Products

The following table shows comparative net sales, gross margin, gross profit, income (loss) from operations, volume and percentage changes for household products between periods:

	Three Months Ended September 30, (in thousands)
			Increase / (Decrease)
	2019	2018	$	%
Net sales	$1,137	$1,165	$(28)	(2.4%)
Gross profit	$532	$627	$(95)	(15.2%)
Gross margin	46.8%	53.8%
Income (loss) from operations	$10	$(127)	$137	107.9%
•	Net sales of household products decreased primarily from lower sales of the Scott’s Liquid Gold® Wood Care product line due to increased competition.
•

Income from operations was primarily attributable to our focus on more efficient advertising during 2019. Specifically, we produced and aired a television campaign for Scott’s Liquid Gold® Wood Care products in 2018, but did not do so in 2019, which offset the reduced gross profit.

Personal Care Products

The following table shows comparative net sales, gross margin, gross profit, income from operations, volume and percentage changes for personal care products between periods:

	Three Months Ended September 30, (in thousands)
			Increase / (Decrease)
	2019	2018	$	%
Personal care net sales
Net sales - distributed products	$3,331	$3,593	$(262)	(7.3%)
Net sales - manufactured products	2,710	$4,928	(2,218)	(45.0%)
Total personal care net sales	$6,041	$8,521	$(2,480)	(29.1%)

Gross profit	$2,411	$4,251	$(1,840)	(43.3%)
Gross margin	39.9%	49.9%
Income from operations	$236	$1,539	$(1,303)	(84.7%)
•

Net sales of distributed personal care products decreased primarily due to lower sales of 7th Heaven products as a result of a category decline for skin care sachets at retailers in 2019. This was partially offset by an increase in Batiste Dry Shampoo sales during the third quarter of 2019.

•	Net sales of manufactured personal care products decreased primarily due to lower sales of Alpha® Skin Care as a result of regulatory changes described above.
•	The decrease in income from operations is primarily attributable to lower sales and gross profit. Gross margins also decreased due to lower sales of our higher-margin Alpha® Skin Care products.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

	Nine Months Ended September 30, (in thousands)
			Increase / (Decrease)
	2019	2018	$	%
Net sales	$20,365	$27,921	$(7,556)	(27.1%)
Cost of sales	12,877	14,644	(1,767)	(12.1%)
Gross profit	7,488	13,277	(5,789)	(43.6%)
Gross margin	36.8%	47.6%

Operating expenses:
Advertising	491	1,206	(715)	(59.3%)
Selling	4,381	5,536	(1,155)	(20.9%)
General and administrative	3,604	3,604	-	0.0%
Total operating expenses	8,476	10,346	(1,870)	(18.1%)
(Loss) income from operations	(988)	2,931	(3,919)	(133.7%)

Interest income	89	-	89	100.0%
Interest expense	(14)	(77)	63	81.8%
Gain on sale of equipment	110	-	110	100.0%
(Loss) income before income taxes	(803)	2,854	(3,657)	(128.1%)
Income tax benefit (expense)	144	(699)	843	120.6%
Net (loss) income	$(659)	$2,155	$(2,814)	(130.6%)

Net (loss) income changed primarily due to the following:

•

Decreases in net sales and gross profit, primarily driven by lower sales generated from our Personal Care Products segment, particularly our Alpha® Skin Care products, as a result of the PRC’s regulatory changes, and our 7th Heaven products, due to increased competition, both of which are further detailed above.

•	The change in net (loss) income was partially offset by:
o	Our shift to more cost-effective advertising during 2019.
o	Our efforts to reduce selling costs through the reduction of brokerage commissions and internal labor costs.
o	An initiative to dispose of idle equipment, which led to the recognition of a gain on the sale of production equipment that was no longer being utilized in the manufacture of our active product lines.
o	Recognition of an income tax benefit due to the net loss before income taxes.

Segment Results

We implemented a change in the allocation of certain operational and administrative expenses to more precisely match the activity to which they relate. For comparison purposes, we re-allocated 2018 results to reflect the revised allocation of these costs.

Household Products

The following table shows comparative net sales, gross margin, gross profit, loss from operations, volume and percentage changes for household products between periods:

	Nine Months Ended September 30, (in thousands)
			Increase / (Decrease)
	2019	2018	$	%
Net sales	$3,574	$3,881	$(307)	(7.9%)
Gross profit	$1,640	$2,102	$(462)	(22.0%)
Gross margin	45.9%	54.2%
Loss from operations	$(145)	$(300)	$155	51.7%
•	Net sales of household products decreased primarily from lower sales of the Scott’s Liquid Gold® Wood Care product line due to increased competition.
•

Loss from operations decreased primarily due to our focus on more efficient advertising during 2019. Specifically, we produced and aired a television campaign for Scott’s Liquid Gold® Wood Care products in 2018, but shifted to more cost-effective advertising in 2019, which was partially offset by lower gross profit.

Personal Care Products

The following table shows comparative net sales, gross margin, gross profit, (loss) income from operations, volume and percentage changes for personal care products between periods:

	Nine Months Ended September 30, (in thousands)
			Increase / (Decrease)
	2019	2018	$	%
Personal care net sales
Distributed products	$8,147	$11,227	$(3,080)	(27.4%)
Manufactured products	8,644	12,813	(4,169)	(32.5%)
Total personal care net sales	$16,791	$24,040	$(7,249)	(30.2%)

Gross profit	$5,848	$11,175	$(5,327)	(47.7%)
Gross margin	34.8%	46.5%
(Loss) income from operations	$(843)	$3,231	$(4,074)	(126.1%)
•

Net sales of distributed personal care products decreased primarily due to lower sales of 7th Heaven products as a result of a category decline for skin care sachets at retailers in 2019. Lower sales of Batiste Dry Shampoo also contributed to the net sales decrease.

•	Net sales of manufactured personal care products decreased primarily due to lower sales of Alpha® Skin Care as a result of the PRC regulatory changes described above.
•	Loss from operations is due to lower sales and gross profit. Gross margins decreased primarily due to lower sales of our higher-margin Alpha® Skin Care products.

Liquidity and Capital Resources

Our operational team’s efforts to reduce inventory levels resulted in a significant increase in available cash during the nine months ended September 30, 2019. At September 30, 2019, we had our maximum commitment of $4,000 available and unused on our revolving credit facility, and approximately $7,110 in cash on hand, an increase of $878 when compared to the balance as of December 31, 2018.

The following is a summary of cash provided by or (used in) each of the indicated types of activities:

	Nine Months Ended September 30, (in thousands)
			Increase / (Decrease)
	2019	2018	$	%
Operating activities	$1,112	$2,487	$(1,375)	(55.3%)
Investing activities	(277)	(202)	(75)	(37.1%)
Financing activities	43	(753)	796	105.7%
•	Net cash from operating activities was primarily related to efforts to improve working capital by reducing levels of inventories and accounts receivable.
•

Net cash from investing activities was related to capital expenditures for software costs associated with the selection of an enterprise resource planning system, routine production and warehouse equipment, and a gain on sale of equipment no longer used in production.

•	Net cash from financing activities was related to cash received for stock option exercises.

We anticipate that our existing cash and our cash flow from operations, together with our current Credit Agreement with Chase, will be sufficient to meet our cash requirements for the 12 months following the filing date of this Report. During the first nine months of 2019, we spent $101 on routine and maintenance production and warehouse equipment in our manufacturing facility and $286 on enterprise resource planning software. Related to this internal-use software, we expect to see an increase in our capital expenditures during the remainder of 2019 and in 2020.

Financing Agreements

Please see Note 6 to our Condensed Consolidated Financial Statements for information on our Credit Agreement with Chase.

Subsequent Events

On October 1, 2019, we purchased all assets owned by Paramount Chemical Specialties, Inc. (“Paramount”), including finished goods owned by Paramount, and all assets used in connection with the manufacture, sale and distribution of the Kids N Pets, Kids N Pets No No No! and Messy Pet brands (the “Brands”). The total consideration paid at closing was $5,500, consisting of $4,500 of cash on hand and $1,000 sourced from our revolving line-of-credit. In addition to the upfront consideration, the deal includes a $1,500 maximum contingent consideration, wherein we would pay Paramount 20% of brand-specific GAAP revenue in excess of $3,500 for each of calendar years 2021, 2022, 2023, and 2024.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2019, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the nine months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and subsequent quarterly reports on Form 10-Q, which could materially affect our business, financial condition or future results.

ITEM 6.	EXHIBITS

Exhibit Number	Document
10.1	Third Amendment to Credit Agreement, dated as of September 30, 2019, between Company, Neoteric Cosmetics, Inc. and the other Loan parties thereto and JPMorgan Chase Bank, N.A.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certification.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Furnished, not filed.

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

Date: November 12, 2019