Form 10-K
period 2019-12-31
Scott's Liquid Gold - Inc.
filed 2020-03-17
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act.

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

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2019, was $13,635,868.

The number of shares of Registrant’s Common Stock outstanding as of March 12, 2020 was 12,461,963.

Certain information required by Part III is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be filed within 120 days after December 31, 2019.

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

•	continuation of our distributorship agreement for Montagne Jeunesse skin care products and Batiste Dry Shampoos;
•	a continued shift in the retail market from food and drug stores to mass merchandisers, club stores, dollar stores, e-commerce retailers, and subscription services;
•	competition from large consumer products companies in the United States;
•	competitive factors, including any decrease in distribution of (i.e., retail stores carrying) our significant products;
•	new competitive products and/or technological changes;
•	the need for effective advertising of our products and limited resources available for such advertising;
•	unfavorable economic conditions;
•	changing consumer preferences and the continued acceptance of each of our significant products in the marketplace;
•	the degree of success of any new product or product line introduction by us;
•	the degree of success of the integration of product lines or businesses we may acquire;
•	the availability of necessary raw materials and potential increases in the prices of these raw materials;
•	changes in the regulation of our products, including applicable environmental and U.S. Food and Drug Administration regulations;
•	the loss of any executive officer or other personnel;
•	the ability to outsource our manufacturing operations;
•	future losses which could affect our liquidity;
•	other matters discussed in this Report, including the risks described in the Risk Factors section of this Report.

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

(in thousands, except per share data)

ITEM 1.	BUSINESS

Overview

Scott’s Liquid Gold-Inc., a Colorado corporation, was incorporated on February 15, 1954. In this Report the terms “we”, “us” or “our” refer to Scott’s Liquid Gold-Inc. and our subsidiaries, collectively. We develop, market, and sell high-quality, high-value household and personal care products. Our business is divided into two operating segments; household products and personal care products. Our family of brands include:

•	Scott’s Liquid Gold®;
•	Alpha® Skin Care;
•	Prell®;
•	Denorex®; and
•	Kids N Pets®.

We also act as the exclusive brand distributor in certain markets. These products include:

•	7th Heaven by Montagne Jeunesse; and
•	Batiste Dry Shampoo.

Financial Information About Segments and Principal Products

The table set forth below shows the percentage of our net sales contributed by each operating segment during 2019 and 2018:

	% of Net Sales
	2019	2018
Household	19.1%	13.9%

Personal care
Distributed	42.2%	44.3%
Manufactured	38.7%	41.8%
Total personal care	80.9%	86.1%

For more financial information on our operating segments, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 to our Consolidated Financial Statements in Item 8.

Household Products

The principal products in our household products segment include:

•	Scott’s Liquid Gold® Wood Care;
•	Scott’s Liquid Gold® Floor Restore; and
•	Kids N Pets® and Messy Pet®.

Scott’s Liquid Gold® Wood Care has been our core product since our inception. It has been sold in the United States for over 60 years. Unlike leading furniture polishes, our higher quality product contains natural oils that penetrate the wood’s surface to clean, replace lost moisture, minimize the appearance of scratches and bring out the natural beauty of wood. Our Scott’s Liquid Gold® Floor Restore product is a quick and easy way to renew and protect hardwood floors.

On October 1, 2019, we acquired Kids N Pets® brands, which includes Messy Pet®. Founded in 1989, Kids N Pets® brands are award winning, biodegradable, safe, nontoxic, stain and odor removing products targeted toward households with children and pets. These high-quality, high-value brands currently encompass 10 SKUs exceptional at controlling odor and cleaning up kid and pet accidents, and food and drink stains while being products that parents can feel safe using around their children and pets. Kids N Pets®’

primary channel of sales is through retail stores such as Walmart and Home Depot, and online on websites such as Amazon and Chewy.

Personal Care Products

The principal products in our personal care products segment include:

•	Alpha® Skin Care products;
•	Prell® hair care products;
•	Denorex® hair care products;
•	7th Heaven by Montagne Jeunesse skin care sachets; and
•	Batiste Dry Shampoo.

Our Alpha® Skin Care brand was one of the first to use alpha hydroxy acids (“AHAs”) in lines of facial care products, body lotion, and body wash. Products containing AHAs gently slough off dead skin cells to promote a healthier, more youthful appearance and help to diminish fine lines and wrinkles.

In 2016, we acquired the Prell®, Denorex® and Zincon® brands of hair and scalp care products. Prell® Shampoo, an iconic brand since 1947, is a classic clean shampoo for healthy hair. Our Denorex® products are dermatologist-recommended medicated hair care products to control the symptoms of dandruff and other scalp conditions. Our Zincon® product is a medicated anti-dandruff shampoo.

In the United States, we are the exclusive distributor for face and other skin care masque sachets manufactured by Montagne Jeunesse International Ltd. (“Montagne Jeunesse”). These masque sachets are currently sold under the trade name 7th Heaven. These masques are sold for single use in a wide assortment of types and fragrances.

We have been a distributor in the United States for Batiste Dry Shampoo since 2009. Under our distribution agreement with the manufacturer of Batiste Dry Shampoo, Church & Dwight Co. Inc. (“Church & Dwight”), we are the exclusive specialty retail distributor in the United States of Batiste Dry Shampoo.  The specialty retailer channel includes primarily beauty supply stores, such as Ulta Beauty, Inc. (“Ulta”), our second largest customer, apparel retailers, and department stores. Dry shampoo is a quick and convenient way to refresh hair between washes.

Marketing and Distribution

We primarily market our products through: (1) trade promotions to support price features, displays, slotting fees and other merchandising of our products by our retail customers; (2) consumer marketing in print, social and digital media and television advertising; and (3) to a lesser extent, consumer incentives such as coupons and rebates.

Our products are sold nationally through our sales force and internationally (Canada and China) through independent distributors, to mass merchandisers, drugstores, supermarkets, hardware stores, e-commerce retailers, and other retail outlets and to wholesale distributors.

The table set forth below shows net sales to our significant customers as a percentage of segment and consolidated net sales during 2019 and 2018:

	% of Net Sales
	2019	2018
Walmart Inc. ("Walmart")	27%	27%
Ulta	26%	24%
HK NFS Limited ("HK NFS")	9%	17%

As is typical in our industry, we do not have long-term contracts with Walmart, Ulta, or any other retail customer.

We also use our websites for sales of our products directly to consumers. These sales accounted for approximately 2% of total net sales in 2019 and 2018, respectively.

Currently, our international sales are made to distributors who are responsible for the selling and marketing of the products, and we are paid for these products in United States dollars.

From time to time, our customers return products to us. For our household products, we permit returns only for a limited time. For our personal care products, returns are accepted for a greater period of time in order to maintain or enhance our relationship with the customer. Typically, customers are granted a credit equal to the original sale price plus a handling charge.

Manufacturing and Suppliers

As of December 31, 2019, we owned and operated all our manufacturing equipment. Through March 10, 2020, we manufactured almost all our principal products at our facility located in Denver, Colorado.

On December 3, 2019, we entered into an Asset Purchase Agreement with Colorado Quality Products LLC (“Elevation”) pursuant to which Elevation will (i) acquire certain of our assets, which include all fixed assets utilized in the manufacturing and warehouse operations of the Company, (ii) assume all of the Company’s obligations under its existing real property leases, (iii) manufacture certain products of the Company at a competitive fixed rate, and (iv) pay cash consideration of $500,000 (collectively, the “Elevation Transaction”). See Note 2 of Item 8 “Financial Statements and Supplementary Data.”

On March 10, 2020, we consummated the Elevation Transaction, which included a manufacturing and supply agreement under which Elevation will manufacture certain of our products while we continue to evaluate the cost-effectiveness of potential outsourcing partners. We expect to move product lines to other outsourcing partners in the future.

Under our distribution agreement with Montagne Jeunesse, we are the exclusive distributor of 7th Heaven skin care sachets in the United States. The current term of our distribution agreement renewed for a two-year term on September 15, 2019 and will continue to automatically renew unless terminated at the end of any such term upon three months prior notice. Under the terms of the distribution agreement, we agreed to develop, promote and sell the products in the United States. The initial pricing terms for the products were negotiated with Montagne Jeunesse. Any changes to the prices must be mutually agreed to by both parties and must be agreed to at least six months in advance.

Under our distribution agreement with Church & Dwight, we are the exclusive distributor of Batiste Dry Shampoo products in the specialty retailer channel in the United States. The specialty retailer channel includes primarily beauty supply stores, such as Ulta, apparel retailers and department stores. Church & Dwight retained the rights to sell Batiste products to the remainder of the market in the United States. The distribution agreement with Church & Dwight provides that we will not be permitted to manufacture, distribute or sell any products that are competitive with Batiste Dry Shampoo products. The initial pricing terms for the Batiste products were negotiated with Church & Dwight but may be increased by Church & Dwight at any time upon 90 days’ prior written notice of any price increase. On August 1, 2019, we renewed our distribution agreement with Church & Dwight for one year from January 1, 2020 to December 31, 2020. We have been a distributor for Church & Dwight since 2009 and have renewed our distribution agreement four times.

Competition

Both the household and personal care product categories are highly competitive and innovative. We compete in both categories against a range of competitors, most of which are significantly larger and have greater financial resources, name recognition, innovation capabilities, and product and market diversification than us. We compete in both categories primarily on the basis of quality, brand recognition, and the distinguishing characteristics of our products. The wood care product category is dominated by a small number of companies that are significantly larger than us and each of these competitors produces several competing products. In the personal care category, several of our competitors are also significantly larger than us and each of these competitors produces several competing products.

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

The laws and regulations applicable to our production facility will no longer impact us following the consummation of the Elevation Transaction.

Our advertising is subject to regulation under the Federal Trade Commission Act and related regulations, which prohibit false and misleading claims in advertising. Changes in these regulations, or interpretations or enforcement of these regulations, could adversely affect our profitability, result in regulatory actions, or private or derivative claims.

Our international sales are primarily conducted in China and we rely on the efforts of our exclusive distributor in the PRC to market and sell our products there. As such, we may be impacted by regulations, economic conditions, and tariffs imposed by the PRC. In 2019, we were impacted by regulatory changes imposed on over-the-counter (“OTC”) products by the PRC’s National Medical Products Administration (“NMPA”).

Employees

As of December 31, 2019, we employed 66 people, of which 36 work in plant and production related functions and 30 work in administrative, sales and advertising functions. No contracts exist between us and any union. We consider our employee relations to be satisfactory. The compensation of our executive officers is subject to annual review by the Compensation Committee of our Board of Directors.

On March 10, 2020, our number of employees decreased as a result of our Elevation Transaction.

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

A significant part of our sales of personal care products are represented by the 7th Heaven sachet products and Batiste Dry Shampoo products, both of which depend upon the continuation of our distributorship agreements with the manufacturers of these products.

If our distribution agreements were terminated with Montagne Jeunesse or Church & Dwight, we would no longer be able to distribute 7th Heaven products for Montagne Jeunesse or Batiste Dry Shampoo products for Church & Dwight and sales in our personal care segment would be adversely affected. Sales of our distributed products represent a significant portion of our consolidated net sales, and the loss of those products could affect our relationships with customers who purchase those products from us.

On August 1, 2019, we renewed our distribution agreement with Church & Dwight for one year from January 1, 2020 to December 31, 2020. We have been a distributor for Church & Dwight since 2009 and have renewed our distribution agreement four times. The current term of our Montagne Jeunesse distribution agreement renewed for a two-year term on September 15, 2019.

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

A continued change in the consumer product retail market cause our sales to decline.

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

In both personal care and household products, our competitors include some of the largest consumer products companies in the United States.

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

Our primary market is retail stores in the United States which sell to consumers or end users in the mass market. Consumer preferences can change rapidly and are affected by new competitive products. This situation is true for both personal care and household products. Any changes in consumer preferences can materially affect the sales of our products and the results of our operations.

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

Regulations affecting our products include requirements of the FDA and NMPA for cosmetic products and environmental regulations. In the past, the FDA has mentioned the treatment of products with AHAs as drugs, which could make our production and sale of certain Alpha® Skin Care products more expensive or prohibitive. Also, in the past, we have been required to change the formulation of our household products to comply with environmental regulations and may be required to do so again in the future if the applicable regulations are further amended. Most recently, in 2019, we were impacted by regulatory changes imposed on OTC products by the PRC’s NMPA, which negatively impacted our sales during the year.

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

We may from time to time expand our business through acquisitions, which could disrupt our business.

We have completed, and may pursue in the future, acquisitions of businesses or assets that are complementary to our business. Such acquisitions involve a number of risks, including:

•	failure of the acquired businesses to achieve the results we expect;
•	substantial cash expenditures;

•	diversion of capital and management attention from operational matters;
•	our inability to retain key personnel of the acquired businesses;
•	incurrence of debt and contingent liabilities and risks associated with unanticipated events or liabilities; and
•	the potential disruption and strain on our existing business and resources that could result from our planned growth and continuing integration of our acquisitions.

If we fail to properly evaluate acquisitions, we may not achieve the anticipated benefits of such acquisitions, we may incur costs in excess of what is anticipated, and management resources and attention may be diverted from other necessary or valuable activities. Any acquisition may not result in short-term or long-term benefits to us. If we are unable to integrate or successfully manage any business that we acquire, we may not realize anticipated cost savings, improved efficiencies or revenue growth, which may result in reduced profitability or operating losses.

Manufacturing relationships with third parties.

We currently outsource certain of our manufacturing to one or more third parties, which we intend to expand. Failure by one or more of these third parties to complete activities on schedule or in accordance with our expectations, meet their contractual or other obligations to us, or comply with applicable laws or regulations, or any disruption in the relationships between us and one or more of these third parties, could delay or prevent the development, approval, manufacturing, or commercialization of our products, could expose us to suboptimal quality of service delivery or deliverables, could result in repercussions such as missed deadlines or other timeliness issues, erroneous data and supply disruptions, and could also result in non-compliance with legal or regulatory requirements or industry standards or reputational harm, all with potential negative implications for our product pipeline and business.

Our sales in China may be materially adversely impacted due to the coronavirus 2019 (“COVID-19”) outbreak.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by COVID-19, first identified in Wuhan, China. We have operations in China related to the sale of our products. In an effort to halt the outbreak of COVID-19, the Chinese government has placed significant restrictions on travel within China, leading to extended business closures. These travel restrictions and business closures could adversely impact our operations in China, including our ability to sell or distribute our products, as well as cause temporary closures of the facilities of our distributors or customers. Any disruption of our distributors or customers could impact our global sales and operating results. We cannot at this time accurately predict what effects these conditions will have on our operations, including due to uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and the length of the travel restrictions and business closures imposed by the Chinese government and governments of other impacted countries. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and impact our operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

We lease facilities in Denver, Colorado that house our corporate headquarters. Please see Note 7 to our Consolidated Financial Statements in Item 8 for more information on our facilities.

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

(in thousands, except per share data)

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

Three Months Ended	2019		2018
	High	Low	High	Low
March 31	$3.26	$2.36	$3.62	$2.87
June 30	2.64	1.45	3.48	1.94
September 30	1.57	0.95	2.75	2.10
December 31	1.84	0.95	2.79	2.40

Shareholders of Record

As of March 12, 2020, based on inquiry, we had approximately 637 shareholders of record.

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

Executive Overview

Our Business

Scott’s Liquid Gold-Inc. exists to positively impact consumers’ lives in the markets we serve and create shareholder value. We develop, market, and sell high-quality, high-value household and personal care products nationally and internationally to mass merchandisers, drugstores, supermarkets, hardware stores, e-commerce retailers, other retail outlets, and to wholesale distributors. Our long history of selling household products has generated strong consumer and customer loyalty for our brands.

On an ongoing basis, management focuses on a variety of key indicators to monitor our business health and performance. These key indicators include (but are not limited to) the following:

•	Net sales (collectively, by operating segment, and by manufactured versus distributed products);
•	Profitability, focusing on gross margins and net income; and
•	Cash flow.

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

Outlook

Looking forward, we are focused on both short- and long-term strategies that we believe will enhance our financial health and deliver shareholder value. While the marketplace in which we operate has always been highly competitive, we expect that the category challenges and the level of competition will continue to rise. We believe that some of the trends in our business and industry could adversely affect our profitability, including the following:

•	Changes in national and international regulations;
•	Changes in policies or practices of some of our key retail customers;
•	Potential continuation of decreasing sales of our distributed products;
•	Rapid growth of e-commerce and alternative retail channels; and
•	Volatility in the costs of raw materials.

We believe our history of providing high-quality, high-value products to consumers positions us to meet the challenges in our marketplace by continuing to focus on the following key priorities in 2020:

•	Outsourcing the manufacturing of our products and freight logistics to third parties to decrease our cost of goods sold and increase our overall margins;
•	Identifying quality acquisition opportunities that provide synergies with our current portfolio of products and create new sales opportunities.
•	Growth of our e-commerce and international sales to offset potential further decreases in sales of our distributed products;
•	Increasing our focus on innovation and distribution of new products, including Kids N Pets® and Messy Pet®;
•	Increasing our strategic focus on inventory management to increase operating cash flow; and
•	Continuing consumer and customer loyalty.

Results of Operations

	For the Year Ended December 31, (in thousands)
			Increase / (Decrease)
	2019	2018	$	%
Net sales	$28,450	$37,058	$(8,608)	(23.2%)
Cost of sales	17,644	20,847	(3,203)	(15.4%)
Gross profit	10,806	16,211	(5,405)	(33.3%)
Gross margin	38.0%	43.7%

Operating expenses:
Advertising	792	1,479	(687)	(46.5%)
Selling	5,903	7,357	(1,454)	(19.8%)
General and administrative	5,120	4,464	656	14.7%
Impairment of property and equipment	342	-	342	100.0%
Total operating expenses	12,157	13,300	(1,143)	(8.6%)
(Loss) income from operations	(1,351)	2,911	(4,262)	(146.4%)

Interest income	93	17	76	447.1%
Interest expense	(22)	(82)	60	73.2%
Gain on sale of equipment	110	-	110	100.0%
(Loss) income before income taxes	(1,170)	2,846	(4,016)	(141.1%)
Income tax benefit (expense)	513	(619)	1,132	182.9%
Net (loss) income	$(657)	$2,227	$(2,884)	(129.5%)

Net (loss) income changed primarily due to the following:

•

Decreases in net sales and gross profit, primarily driven by lower sales of Alpha® Skin Care products due to regulatory changes imposed on OTC products by PRC’s NMPA. In response to these regulatory changes, we reformulated our 12% Alpha® Skin Care Body Lotion into a new 6% body lotion product, which obtained NMPA approval. After obtaining NMPA approval, we resumed shipments of the 6% body lotion in September of 2019. The remaining decrease in net sales and gross profit was primarily attributable to our distributed personal care products.

•

Increase in general and administrative expenses primarily attributable to business development expenses, the final selection of an enterprise resource planning (“ERP”) system, and the outsourcing of manufacturing and warehousing operations, which aggregated to approximately $400 during 2019.

•	These items driving our net loss in 2019 were partially offset by:
o	Our focus on more efficient advertising platforms.
o	Our efforts to reduce selling costs through the reduction of brokerage commissions and internal labor costs.
o	An initiative to dispose of idle equipment, which led to the recognition of a gain on the sale of production equipment that was no longer being utilized in the manufacture of our active product lines.
o	Recognition of an income tax benefit due to the net loss before income taxes.

Segment Results

We implemented a change in the allocation of certain operational and administrative expenses to more precisely match the activity to which they relate. For comparison purposes, we re-allocated 2018 results to reflect the revised allocation of these costs.

The following tables show comparative net sales, gross margin, gross profit, income (loss) from operations, volume and percentage changes for our household and personal care products between periods:

Household products

	For the Year Ended December 31, (in thousands)
			Increase / (Decrease)
	2019	2018	$	%
Net sales	$5,421	$5,157	$264	5.1%
Gross profit	$2,531	$2,674	$(143)	(5.3%)
Gross margin	46.7%	51.9%
Loss from operations	$(420)	$(297)	$(123)	(41.4%)
•	Net sales of household products increased primarily from the acquisition of Kids N Pets® and Messy Pet® brands and finished goods inventory.
•

Loss from operations increased primarily due to an impairment charge, acquisition costs, and other business development fees incurred during 2019, which were partially offset by the acquisition referenced above and the Company’s focus on more efficient and cost-effective advertising during 2019.

Personal care products

	For the Year Ended December 31, (in thousands)
			Increase / (Decrease)
	2019	2018	$	%
Personal care net sales
Net sales - distributed products	$12,016	$16,404	$(4,388)	(26.7%)
Net sales - manufactured products	11,013	15,497	(4,484)	(28.9%)
Total personal care net sales	$23,029	$31,901	$(8,872)	(27.8%)

Gross profit	$8,275	$13,537	$(5,262)	(38.9%)
Gross margin	35.9%	42.4%
(Loss) Income from operations	$(931)	$3,208	$(4,139)	(129.0%)
•

Net sales of personal care products decreased primarily due to lower sales of 7th Heaven products as a result of a category decline for skin care sachets at retailers in 2019. Lower sales of Batiste Dry Shampoo also contributed to the net sales decrease.

•	Net sales of manufactured personal care products decreased primarily due to lower sales of Alpha® Skin Care as a result of the PRC regulatory changes described above.
•

Loss from operations primarily due to lower sales of Alpha® Skin Care and our distributed products, business development expenses, and an impairment charge recorded in 2019, which was partially offset by a decrease in freight costs and costs of goods sold, proportionate to our decrease in sales. Decreased gross profit is primarily due to lower sales of Alpha® Skin Care products.

Liquidity and Capital Resources

Financing Agreements

Please see Note 6 to our Consolidated Financial Statements in Item 8 for information on our Credit Agreement with Chase.

Liquidity and Changes in Cash Flows

At December 31, 2019, we had our maximum commitment of $4,000 available and unused on our revolving credit facility and approximately $1,094 in cash on hand, down $5,138 from December 31, 2018 due to our acquisition of Kids N Pets, which will help grow our household segment.

The following is a summary of cash provided by or used in each of the indicated types of activities:

	For the Year Ended December 31, (in thousands)
			Increase / (Decrease)
	2019	2018	$	%
Net cash provided by operating activities	$679	$3,093	$(2,414)	(78.0%)
Net cash used in investing activities	(5,860)	(222)	(5,638)	(2,539.6%)
Net cash provided by (used in) financing activities	43	(753)	796	105.7%
•

Net cash provided by operating activities decreased primarily due to a decrease in our personal care segment revenue and gross margin, as detailed above. Additionally, we incrementally used additional operating cash flow during the fourth quarter of 2019 in order to build our inventory levels in anticipation of our move to an operational outsourcing model in 2020.

•

Net cash used in investing activities was related to the Kids N Pets acquisition, the initial capital expenditures for software costs associated with the selection of an enterprise resource planning system, and a gain on sale of equipment no longer used in production.

•

Net cash provided by financing activities was related to cash received for stock option exercises. In 2018, our net cash used in financing activities related to the Company’s repayment of the remaining term loan principal balance.

We anticipate that our existing cash and our cash flow from operations, together with our current Credit Agreement with Chase, will be sufficient to meet our cash requirements for the 12 months following the filing date of this Report. During 2020, we expect to incur additional capital expenditures associated with the implementation of our ERP system to begin in the latter part of 2020, which will be partially offset by decreased purchases of property and equipment and proceeds from sale of equipment.

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

Revenue Recognition

Our revenue recognition policy is significant because the amount and timing of revenue is a key component of our results of operations. See Note 1(m), “Revenue Recognition” in our Consolidated Financial Statements for additional discussion.

Intangible Assets and Goodwill

Our intangible assets and goodwill policy is significant because the amount is a significant component of our consolidated balance sheets. Further, determining estimated useful lives of our intangible assets is subjective and can change the impact on our results of operations. See Note 1(i), “Intangible Assets and Goodwill” in our Consolidated Financial Statements for additional discussion.

Income Taxes

Our income taxes policy is significant because our estimate for taxes is a key component of our results of operations. See Note 1(l), “Income Taxes” in our Consolidated Financial Statements for additional discussion.

Recently Issued Accounting Pronouncements

For information on recently issued accounting pronouncements, see Note 1(q), “Recently Issued Accounting Pronouncements,” to our Consolidated Financial Statements in Item 8.

Subsequent Events

On March 10, 2020, we consummated the Elevation Transaction pursuant to which Elevation will (i) acquire certain assets of the Company, which include all fixed assets utilized in the manufacturing and warehouse operations of the Company, (ii) assume all of the Company’s obligations under its existing real property leases, (iii) manufacture certain products of the Company at a competitive fixed rate, and (iv) pay cash consideration of $500,000

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Scott’s Liquid Gold - Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Scott’s Liquid Gold - Inc. (the “Company”) as of December 31, 2019, and 2018, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years ended December 31, 2019, and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and 2018, and the results of its operations and its cash flows for each of the years ended December 31, 2019, and 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2003.

March 17, 2020

Denver, Colorado

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended
	December 31,
	2019	2018
Net sales	$28,450	$37,058
Cost of sales	17,644	20,847
Gross Profit	10,806	16,211

Operating expenses:
Advertising	792	1,479
Selling	5,903	7,357
General and administrative	5,120	4,464
Impairment of property and equipment	342	-
Total operating expenses	12,157	13,300
Income (loss) from operations	(1,351)	2,911

Interest income	93	17
Interest expense	(22)	(82)
Gain on sale of equipment	110	-
(Loss) Income before income taxes	(1,170)	2,846
Income tax benefit (expense)	513	(619)
Net (loss) income	$(657)	$2,227

Net (loss) income per common share
Basic	$(0.05)	$0.18
Diluted	$(0.05)	$0.18
Weighted average shares outstanding
Basic	12,442	12,132
Diluted	12,442	12,581

See accompanying notes to these Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except par value amounts)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$1,094	$6,232
Accounts receivable, net	2,695	3,047
Inventories, net	7,841	7,817
Income taxes receivable	705	508
Property and equipment held for sale	500	-
Prepaid expenses	368	546
Other current assets	71	71
Total current assets	13,274	18,221

Property and equipment, net	124	971
Deferred tax asset	556	234
Goodwill	3,230	1,521
Intangible assets, net	8,719	5,528
Operating lease right-of-use assets	188	-
Total assets	$26,091	$26,475

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,809	$1,800
Accrued expenses	422	593
Operating lease liabilities, current portion	197	-
Total current liabilities	2,428	2,393

Operating lease liabilities, net of current	19	-
Other liabilities	27	-
Total liabilities	2,474	2,393

Shareholders’ equity:
Preferred stock, no par value, authorized 20,000 shares; no shares issued and outstanding	-	-
Common stock; $0.10 par value, authorized 50,000 shares; issued and outstanding 12,462 shares (2019) and 12,408 shares (2018)	1,246	1,241
Capital in excess of par	7,250	7,063
Retained earnings	15,121	15,778
Total shareholders’ equity	23,617	24,082
Total liabilities and shareholders’ equity	$26,091	$26,475

See accompanying notes to these Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common Stock
	Shares	Amount	Capital in Excess of Par	Retained Earnings	Total
Balance, December 31, 2017	11,886	$1,189	$6,441	$13,551	$21,181
Stock-based compensation	-	-	227	-	227
Stock options exercised	522	52	395	-	447
Net income	-	-	-	2,227	2,227
Balance, December 31, 2018	12,408	$1,241	$7,063	$15,778	$24,082
Stock-based compensation	-	-	149	-	149
Stock options exercised	54	5	38	-	43
Net loss	-	-	-	(657)	(657)
Balance, December 31, 2019	12,462	$1,246	$7,250	$15,121	$23,617

See accompanying notes to these Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(657)	$2,227
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	796	818
Stock-based compensation	149	227
Deferred income taxes	(322)	150
Gain on sale of equipment	(110)	-
Impairment of property and equipment	342	-
Change in operating assets and liabilities:
Accounts receivable	352	57
Inventories	282	970
Prepaid expenses and other assets	178	(283)
Income taxes receivable	(197)	(874)
Accounts payable and accrued expenses	(134)	(199)
Total adjustments to net (loss) income	1,336	866
Net cash provided by operating activities	679	3,093

Cash flows from investing activities:
Purchase of internal-use software	(286)	-
Acquisition	(5,583)	-
Purchase of property and equipment	(101)	(222)
Proceeds from sale of equipment	110	-
Net cash used in investing activities	(5,860)	(222)

Cash flows from financing activities:
Repayments of long-term debt	-	(1,200)
Proceeds from revolving credit facility	4,000	-
Repayments of revolving credit facility	(4,000)	-
Proceeds from exercise of stock options	43	447
Net cash provided by (used in) financing activities	43	(753)

Net (decrease) increase in cash and cash equivalents	(5,138)	2,118

Cash and cash equivalents, beginning of period	6,232	4,114
Cash and cash equivalents, end of period	$1,094	$6,232

Supplemental disclosures:
Cash paid during the period for interest	$22	$44
Cash paid during the period for income taxes	$-	$1,342

See accompanying notes to these Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except per share data)

Note 1. Organization and Summary of Significant Accounting Policies

(a)	Company Background

Scott’s Liquid Gold-Inc., a Colorado corporation, was incorporated on February 15, 1954. Scott’s Liquid Gold-Inc. and its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our” or “us”) develop, market, and sell quality household and personal care products. We are also a distributor in the United States of personal care products manufactured by two other companies. Our business is comprised of two segments; household products and personal care products.

(b)	Principles of Consolidation

Our Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

(c)	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.

Due to changes in our business as we acquired and began manufacturing new products in recent periods, the Company implemented a change in the allocation of certain operational and administrative expenses between our two operating segments to more accurately reflect our operational activity. For comparison purposes, the Company presented 2018 results to reflect the revised allocation of these costs. This segment reporting change has no impact on our operating results. See Note 11 “Segment Information,” of the Notes to the Consolidated Financial Statements for further information.

(d)	Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts in our financial statements of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, the realization of deferred tax assets, reserves for slow moving and obsolete inventory, customer returns and allowances, intangible asset useful lives and amortization method, fair value of assets acquired in business combinations, and stock-based compensation. Actual results could differ from our estimates.

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

Intangible assets consist of customer relationships, trade names, formulas, batching processes, and a non-compete agreement.  The fair value of the intangible assets is amortized over their estimated useful lives and range from a period of five to 25 years. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired.

Internal-use software costs recognized as an intangible asset relates to capitalizable costs of computer software obtained for internal-use as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40-30-1. All other internal-use software costs are expensed as incurred by the Company. Amortization will be recorded straight-line over the estimated useful life of the software once the software is ready for its intended use. As of December 31, 2019, our internal-use software was not ready for its intended use. The estimated useful life for internal-use software will be determined and periodically reassessed based on considerations for obsolescence, technology, competition, and other economic factors.

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests, and in certain circumstances these assets are written down to fair value if impaired. In accordance with ASC 350, on December 31, 2019, we assessed and determined that our goodwill and intangible assets were not impaired.

(j)	Financial Instruments

Financial instruments which potentially subject us to concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain our cash balances in the form of bank demand deposits with financial institutions that we believe are creditworthy. As of December 31, 2019, and periodically throughout the year, we have maintained balances in various operating accounts in excess of federally insured limits. We establish an allowance for doubtful accounts, which is generally not material to our financial statements, based upon factors surrounding the credit risk of specific customers, historical trends and other information. We have no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

The recorded amounts for cash and cash equivalents, receivables, other current assets, accounts payable, and accrued expenses approximate fair value due to the short-term nature of these financial instruments.

(k)	Purchase Accounting for Acquisitions

We apply the acquisition method of accounting for a business combination. In general, this methodology requires us to record assets acquired and liabilities assumed at their respective fair values at the date of acquisition. Any amount of the purchase price paid that is in excess of the estimated fair value of the net assets acquired is recorded as goodwill. For certain acquisitions, we also record a liability for contingent consideration based on estimated future business performance. We monitor our assumptions surrounding these estimated future cash flows and, if there is a significant change, would record an adjustment to the contingent consideration liability and a corresponding adjustment to either income or expense. We determine fair value using widely accepted valuation techniques, primarily discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding industry and economic factors, the profitability of future business strategies, discount rates and cash flow.

If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future. If the contingent consideration paid for any of our acquisitions differs from the amount initially recorded, we would record either income or expense associated with the change in liability.

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

The effective tax rate for the years ended December 31, 2019 and 2018 was 43.8% and 21.7% respectively, which can differ from the statutory income tax rate due to permanent book-to-tax differences.

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

Net sales reflect the transaction prices for contracts, which include products shipped at selling list prices reduced by variable consideration. Variable consideration includes estimates for expected customer allowances, promotional programs for consumers, and sales returns. Based on our customer-by-customer history, our variable consideration estimates are generally accurate and subsequent adjustments are generally immaterial.

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

Customer allowances for trade promotions and allowance for doubtful accounts at December 31 were as follows:

	2019	2018
Trade promotions	$943	$1,096
Allowance for doubtful accounts	51	88
	$994	$1,184

Trade promotions to our customers and incentives such as coupons to our consumers are deducted from gross sales and totaled $3,309 and $3,335 for the years ended December 31, 2019 and 2018, respectively.

(n)	Advertising Costs

We expense advertising costs as incurred.

(o)	Stock-Based Compensation

We account for share based payments by recognizing compensation expense based upon the estimated fair value of the awards on the date of grant. We determine the estimated grant-date fair value of stock options with only service conditions using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding the components of the model, including the estimated fair value of underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. We recognize compensation costs ratably over the vesting period using the straight-line method, which approximates the service period.

The Company issues restricted stock unit ("RSUs") awards with restrictions that lapse upon the passage of time (service vesting) and satisfaction of market conditions targeted to our Company’s stock price. For those restricted stock unit awards with only service vesting, the Company recognizes compensation cost on a straight-line basis over the service period. For awards with both market and service conditions, the Company starts recognizing compensation cost over the requisite service period, with the effect of the market conditions reflected in the calculation of the award's fair value at grant date. The Company values awards with only service vesting requirements based on the grant date share price. The Company values awards with market and service conditions using a Monte Carlo simulation. The Company determines the requisite service period for awards with both market and service conditions based on the longer of the explicit service period and the derived service period. Stock awards that contain market vesting conditions are included in the computations of diluted EPS reflecting the average number of shares that would be issued based on the highest 30-day average market price at the end during the reporting periods, if their effect is dilutive. If the condition is based on an average of market prices over some period of time, the corresponding average for the period is used.

(p)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, repairs, maintenance, and other indirect costs, as well as warehousing and distribution costs. We classify freight-out as selling expenses. Other selling expenses consist primarily of costs for sales and sales support personnel, brokerage commissions and promotional costs. Freight-out costs included in selling expenses totaled $2,523 and $2,791, for the years ended December 31, 2019 and 2018, respectively.

General and administrative expenses consist primarily of wages and benefits associated with management and administrative support departments, business insurance costs, professional fees, office facility related expenses and other general support costs.

(q)	Recently Issued Accounting Standards

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The new guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public companies, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. ASU 2019-12 is not expected to have a material impact on our financial statements.

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

Effective January 1, 2019, we adopted the guidance and elected the option not to restate comparative periods. We also elected the package of practical expedients within the standard which permits us not to reassess prior conclusions about lease identification, lease classification, and initial direct costs. Additionally, we elected not to separate lease and non-lease components for all leases. The adoption of the new standard resulted in the recognition of operating lease liabilities on January 1, 2019 of approximately $141, with corresponding right of use assets, and no material cumulative effect adjustment to our Consolidated Balance Sheets, and $2,862 of net assets obtained in exchange for new operating lease liabilities during the year ended December 31, 2019. Adoption of the new standard did not have a material impact on our Consolidated Statements of Income or Cash Flows.

Note 2. Inventories

Inventories, consisting of materials, labor and overhead at December 31 were comprised of the following:

	2019	2018
Finished goods	$5,730	$5,448
Raw materials	2,218	2,414
Inventory reserve for obsolescence	(107)	(45)
	$7,841	$7,817

Note 3. Property and Equipment

On December 3, 2019, we entered into an Asset Purchase Agreement with Colorado Quality Products LLC (“Elevation”) pursuant to which Elevation will (i) acquire certain of our assets, which include all fixed assets utilized in the manufacturing and warehouse operations of the Company, (ii) assume all of the Company’s obligations under its existing real property leases, (iii) manufacture certain products of the Company at a competitive fixed rate, and (iv) pay cash consideration of $500 (collectively, the “Elevation Transaction”). The Elevation Transaction closed on March 10, 2020.

We concluded that the property and equipment we will conveyed as part of the Elevation Transaction met held for sale classification and treatment as of the effective Purchase Agreement date. These long-lived assets did not qualify as a discontinued operation.

As a result of held for sale classification for certain of our property and equipment under the Elevation Transaction, we compared the carrying value of the assets to the fair value of the assets less cost to sell, resulting in an impairment to our property and equipment of approximately $342 for the year ended December 31, 2019. Given that much of our property and equipment is specific to our own products and intended use, and therefore unrealistic to actively market, we concluded that the most appropriate representation of the assets’ fair value was the unsolicited offer presented by Elevation. For the year ended December 31, 2019, our household products and personal care products segments included impairment of $188 and $154, respectively.

As of December 31, 2019, the net book value of our held for sale fixed assets, before our impairment charge, was $842, comprised of gross property and equipment of $4,222 and accumulated depreciation of $3,380.

Property and equipment at December 31 were comprised of the following:

	2019	2018
Production equipment	$129	$5,600
Office furniture and equipment	134	724
Other	34	218
	297	6,542
Less accumulated depreciation	(173)	(5,571)
	$124	$971

Depreciation expense for the years ended December 31, 2019 and 2018 was $105 and $160, respectively.

Note 4. Acquisition

On October 1, 2019, we entered into an Asset Purchase Agreement (the “Paramount Purchase Agreement”) with Paramount Chemical Specialties, Inc. (“Paramount”). Pursuant to the Purchase Agreement, we purchased all of Paramount’s intangible assets, finished goods inventory, and assets used in connection with the manufacture, sale and distribution of the Kids N Pets® and Messy Pet® brands (collectively, the “Acquisition”).

The total consideration paid for the Acquisition was $5,500, plus or minus any inventory adjustment based on the value of finished goods inventory as of the closing compared to the target inventory of $223. Subsequently, the inventory adjustment of $83 increased the total consideration we paid to approximately $5,583.

In addition to the above consideration, the Paramount Purchase Agreement included contingent consideration, requiring us to pay Paramount 20% of brand-specific GAAP revenue in excess of $3,500 for each of calendar years 2021, 2022, 2023, and 2024 (the “Earnout Payment”).

The Company concluded that the Acquisition qualified as a business combination under ASC 805.

For the year ended December 31, 2019, we incurred approximately $116 of transaction costs related to the Acquisition. These expenses were recorded in general and administrative expense in the consolidated statement of operations.

(a)	Purchase Price Allocation

The following summarizes the aggregate fair values of the assets acquired during 2019 as of the date of the Acquisition:

Inventories	$306
Intangible assets	3,595
Goodwill	1,709
Total assets acquired	$5,610

Intangible assets in the table above consist of the following:

	Intangible Assets	Useful Life
Customer relationships - Walmart	$1,900	13
Customer relationships - other customers	430	10
Trade names - Kids N Pets	700	25
Trade names - Messy Pet	180	10
Formulas and batching processes	370	10
Non-compete	15	5
	$3,595

In addition to the assets described above, the Company recorded a $27 liability associated with the Earnout Payment, as fair valued through the use of a Monte Carlo Simulation. The Earnout Payment liability is presented in other liabilities on the consolidated balance sheets.

The estimates of the fair value of the assets acquired assumed at the date of the Acquisition are subject to adjustment during the measurement period (up to one year from the Acquisition date). The primary areas of the accounting for the Acquisition that are not yet finalized relate to the fair value of intangible assets acquired, residual goodwill and any related tax impact. The fair value of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While the Company believes that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired, it evaluates any necessary information prior to finalization of the fair value. During the measurement period, the Company will adjust assets if new information is obtained about facts and circumstances that existed as of the Acquisition date that, if known, would have resulted in the revised estimated values of those assets as of that date. The impact of all changes that do not qualify as measurement period adjustments are included in current period earnings. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could be subject to a possible impairment of the intangible assets or goodwill, or require acceleration of the amortization expense of intangible assets in subsequent periods.

Goodwill recorded in connection with the Acquisition represents, among other things, future economic benefits expected to be recognized from the Company’s expansion of the products it offers to the household segment, as well as expected future synergies and operating efficiencies from combining the acquired products with the brands we market and distribute. All of the recorded goodwill is tax-deductible.

(b)	Pro Forma Results of Operations (Unaudited)

The following table summarizes selected unaudited pro forma condensed consolidated statements of operations data for the years ended December 31, 2019 and 2018 as if the Paramount Acquisition had been completed on January 1, 2018.

	2019	2018
Net sales	$30,834	$39,918
Net (loss) income	$(489)	$2,419

This selected unaudited pro forma condensed consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the Acquisition had been completed on that date. Moreover, this information does not indicate what our future operating results will be. The information for 2018 and 2019 prior to the Acquisition is based on prior accounting records maintained by Paramount. In some cases, Paramount’s accounting policies may differ materially from accounting policies adopted by the Company following the Acquisition. For 2019, this information includes actual operating results recorded in the financial statements for the period subsequent to the date of the Acquisition on October 1, 2019. The Company’s consolidated statements of operations for the year ended December 31, 2019 includes net sales and net income of $755 and $447, respectively, attributable to the Acquisition.

The pro forma amounts included in the table above reflect the application of accounting policies and adjustment of the results of the Acquisition to reflect: (1) the additional amortization that would have been charged to the acquired intangible assets; (2) additional interest expense relating to the borrowings on the our line of credit; and (3) the tax impacts.

Note 5. Goodwill and Intangible Assets

Intangible assets consisted of the following:

	As of December 31, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets:
Customer relationships	$6,352	$1,455	$4,897	$4,022	$1,005	$3,017
Trade names	3,242	563	2,679	2,362	393	1,969
Formulas and batching processes	1,039	204	835	669	140	529
Internal-use software	286	-	286	-	-	-
Non-compete agreement	41	19	22	26	13	13
	10,960	2,241	8,719	7,079	1,551	5,528
Goodwill			3,230			1,521
Total intangible assets			$11,949			$7,049

Amortization expense for the years ended December 31, 2019 and 2018 was $690 and $620, respectively.

Estimated amortization expense for 2020 and subsequent years is as follows:

2020	$895
2021	893
2022	891
2023	891
2024	890
Thereafter	3,973
Total	$8,433

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

In October 2019, we drew $4,000 and repaid $3,000 on our revolving credit facility. In December 2019, we repaid the remaining $1,000 balance on our revolving credit facility. There were no debt issuance costs associated with our 2019 line of credit activity.

In June 2018, we paid the remaining principal balance of the term loan ahead of schedule in the amount of $1,000. There were no additional costs incurred associated with the prepayment of the term loan.

The revolving credit facility amount is $4 million with interest of: (i) the LIBO Rate + 2.5%; or (ii) the Prime Rate, with a floor of the one month LIBO Rate + 2.5%, and will terminate on June 30, 2021 or any earlier date on which the revolving commitment is otherwise terminated pursuant to the Credit Agreement. Under the Credit Agreement we are obligated to pay quarterly an unused commitment fee equal to 0.5% per annum on the daily amount of the undrawn portion of the revolving line-of-credit. The loans are collateralized by all of the assets of the Company and its subsidiaries.

The Credit Agreement requires the Company to be subject to affirmative, negative, and financial covenants on a quarterly basis. The Company was in compliance with the covenants in the Credit Agreement as of December 31, 2019 and 2018, respectively.

Note 7. Leases

As part of the Elevation Transaction disclosed in Note 2 above, Elevation assumed our warehouse leases on March 10, 2020 and will assume our office lease at the end of March 2020, at which point we will enter into a sublease agreement with Elevation as our lessor of half of our office space. Given that the sublease will result in the termination of the right to use our warehouse office space, and the lease conveyances were probable and estimable as of December 31, 2019, we reduced our previously capitalized right-of-use assets and lease liabilities to reflect two months of our warehouse leases and three months of our office lease as of December 31, 2019.

The accounting treatment for our leases remains the same. We treat our leases as a single lease component as we have elected the practical expedient to combine these components for all leases. As most of the leases do not provide an implicit rate, we calculated the right-of-use assets and lease liabilities using our secured incremental borrowing rate at the lease commencement date. We currently do not have any finance leases outstanding.

Information related to leases was as follows:

2019
Operating lease information:
Operating lease cost	$793
Operating cash flows from operating leases	773
Net assets obtained in exchange for new operating lease liabilities	2,862

Weighted average remaining lease term in years	0.51
Weighted average discount rate	5.0%

Future minimum annual lease payments are as follows:

2020	178
2021	7
2022	1
Total minimum lease payments	$186
Less imputed interest	(30)

Total operating lease liability	$156

Note 8. Income Taxes

The provision for income tax for the years ended December 31 is as follows:

	2019	2018
Current (benefit) provision:
Federal	$(158)	$392
State	(33)	77
Total current (benefit) provision	(191)	469
Deferred (benefit) provision:
Federal	(264)	122
State	(58)	28
Total deferred (benefit) provision	(322)	150
(Benefit) provision:
Federal	(422)	514
State	(91)	105
Total (benefit) provision	$(513)	$619

Income tax expense at the statutory tax rate is reconciled to the overall income tax expense for the years ended December 31 as follows:

	2019	2018
Federal income tax at statutory rates	$(246)	$598
State income taxes, net of federal tax effect	(38)	83
Permanent differences	3	7
Nondeductible stock-based compensation	13	30
Impact of change in federal tax rate	-	(56)
Foreign-derived intangible income deduction	(183)	(40)
Other	(62)	(3)
(Benefit) provision for income taxes	$(513)	$619

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period.The net deferred tax assets and liabilities as of December 31, 2019 and 2018 are comprised of the following:

	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$156	$-
Accounts receivable	168	171
Inventories	124	66
Accrued vacation and bonus	38	36
Intangibles and Goodwill	112	89
Operating lease liabilities	53	-
Other	40	21
Total deferred tax assets	691	383
Deferred tax liabilities:
Operating lease right-of-use assets	(46)	-
Accumulated depreciation for tax purposes	(89)	(149)
Total deferred tax liabilities	(135)	(149)
Net deferred tax asset	$556	$234

Net operating losses and tax credit carryforwards as of December 31, 2019 are as follows:

		Expiration Years
Net operating losses, federal (After December 31, 2017)	$632	Do not expire
Net operating losses, state (After December 31, 2017)	629	Do not expire
Tax credits, federal	14	2040

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

Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. As we had no uncertain tax benefits during 2019 and 2018, we had no accrued interest or penalties related to uncertain tax positions in either year.

We and our subsidiaries are subject to the following material taxing jurisdictions: United States and Colorado. The tax years that remain open to examination by the Internal Revenue Service are 2016 and years thereafter. The tax years that remain open to examination by the State of Colorado are 2015 and years thereafter.

Note 9. Shareholders’ Equity

2005 Plan:

In 2005, we adopted a stock option plan for our employees, officers and directors (the “2005 Plan”). At the Annual Shareholders’ Meeting in May 2011, shareholders approved an amendment to the 2005 Plan to increase the number of shares issuable under the plan from 1.5 million shares to a total of 3 million shares. As of December 31, 2019, there were no shares available for issuance under the 2005 Plan.

2015 Plan:

In 2015, we adopted, and shareholders approved, a stock option plan for our employees, officers and directors (the “2015 Plan”) to replace the 2005 Plan, which expired on March 31, 2015.

Under the 2015 Plan, we awarded 20,000 RSUs to our four independent directors on November 14, 2019 (the “Grant Date”). The director RSUs will vest one-third, ratably, over three years on each anniversary of the Grant Date. Additionally, under the 2015 Plan and on the Grant Date, we awarded RSUs to our named executive officers (“NEO”) and employees, vesting of which is subject to specific market conditions as well as service conditions. The NEO and employee RSUs will vest on the third anniversary of the Grant Date, or November 14, 2022 (the “Vest Date”), if the Company’s average stock price for any consecutive 30-day period is at or above $2.75 (Tier 1 – 133,445 shares vest), $3.50 (Tier 2 – 208,643 shares vest), or $4.25 (Tier 3 – 257,078 shares vest) during the three year vesting period (the “Restricted Period”). Both grants were approved by our Compensation Committee as of the Grant Date.

During 2019, we did not grant any options to acquire shares of our common stock.

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

The weighted average fair market value of the options granted during the years ended December 31 were estimated on the date of grant, using a Black-Scholes option pricing model with the following assumptions:

2018
Expected life of options (using the “simplified” method)	4 years
Average risk-free interest rate	2.63%
Average expected volatility of stock	69%
Expected dividend rate	None
Fair value of options granted	$282

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) totaled $141 and $227 for the years ended December 31, 2019 and 2018, respectively. Approximately $176 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next three years, depending on the vesting provisions of the options. There was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible.

Compensation cost related to RSUs recognized in operating results (included in general and administrative expenses) totaled $8 for the year ended December 31, 2019. Approximately $175 of total unrecognized compensation costs related to non-vested RSUs is expected to be recognized over the next three years.

Stock option activity under the expired 2005 and current 2015 Plans are as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
2005 Plan
Maximum number of shares under the plan	3,000
Outstanding, December 31, 2017	492	$0.73	3.8 years	$1,067
Granted	-	$-
Exercised	(376)	$0.70
Cancelled/Expired	(62)	$0.86
Outstanding, December 31, 2018	54	$0.79	0.4 years	$95
Exercisable, December 31, 2018	54	$0.79	0.4 years	$95
Available for issuance, December 31, 2018	-
Granted	-	$-
Exercised	(54)	$-
Cancelled/Expired	-	$-
Outstanding, December 31, 2019	-	$-	-	$-
Exercisable, December 31, 2019	-	$-	-	$-
Available for issuance, expired as of December 31, 2019	-

2015 Plan
Maximum number of shares under the plan	2,000
Outstanding, December 31, 2017	785	$1.32	6.4 years	$1,238
Granted	235	$2.26
Exercised	(147)	$1.25
Cancelled/Expired	(167)	$1.25
Outstanding, December 31, 2018	706	$1.66	4.7 years	$660
Exercisable, December 31, 2018	422	$1.44	4.4 years	$473
Available for issuance, December 31, 2018	1,294
Granted	-	$-
Exercised	-	$-
Cancelled/Expired	(31)	$1.90
Outstanding, December 31, 2019	675	$1.66	3.6 years	$231
Exercisable, December 31, 2019	526	$1.51	3.4 years	$226
Available for issuance, December 31, 2019	1,325

A summary of additional information related to the options outstanding as of December 31, 2019 under the 2005 and 2015 Plans are as follows:

Range of Exercise Prices	Number of Options (in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
2015 Plan
$1.20-$1.25	214	4.3 years	$1.25
$1.26-$1.38	200	2.3 years	$1.32
$1.80-$2.25	236	3.5 years	$2.15
$3.15-$3.35	25	8.2 years	$3.23
Total	675	3.6 years	$1.66

We have an Employee Stock Ownership Plan (“Plan”) to provide retirement benefits for our employees. The Plan is designed to invest primarily in our common stock and is non-contributory on the part of our employees. Contributions to the Plan are discretionary as determined by our Board of Directors. We expense the cost of contributions to the Plan. No contributions were made to the Plan in 2019 and 2018. At December 31, 2019 and 2018, a total of 473 and 491 shares of our common stock, respectively, have been allocated and earned by our employees.

Note 10. Earnings per Share

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

A reconciliation of the weighted average number of common shares outstanding (in thousands) for the years ended December 31 is as follows:

	2019	2018
Common shares outstanding, beginning of the year	12,408	11,886
Weighted average common shares issued	34	246
Weighted average number of common shares outstanding	12,442	12,132
Dilutive effect of stock options and RSUs (1)	-	449
Diluted weighted average number of common shares outstanding	12,442	12,581

(1)	Stock options and RSUs are excluded for periods presented in which the Company has a net loss because the effects are anti-dilutive.

Common stock equivalents (in thousands) that have been excluded from the calculation of earnings per share as of December 31 because they would have been anti-dilutive are as follows:

	2019	2018
Stock options	398	252

None of our RSUs met vesting conditions during 2019.

Note 11. Segment Information

Segments

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

The following provides information on our segments as of and for the years ended December 31:

	2019
	Household Products	Personal Care Products	Corporate	Total
Net sales	$5,421	$23,029	$-	$28,450
Operating (loss) income	(420)	(931)	-	(1,351)
Identifiable assets	7,827	17,003	1,261	26,091
Capital and intangible asset expenditures	5,970	-	-	5,970
Depreciation and amortization	107	689	-	796

	2018
	Household Products	Personal Care Products	Corporate	Total
Net sales	$5,157	$31,901	$-	$37,058
Operating (loss) income	(297)	3,208	-	2,911
Identifiable assets	2,297	23,436	742	26,475
Capital and intangible asset expenditures	18	204	-	222
Depreciation and amortization	123	695	-	818

Corporate assets noted above are comprised of our income tax receivable and deferred tax assets.

Customers

Net sales to significant customers were the following for the years ended December 31, 2019 and 2018, respectively:

	2019	2018
Walmart	$7,703	$9,939
Ulta	7,528	8,947
HK NFS	2,469	6,401

Outstanding accounts receivable from significant customers represented the following percentages of our total accounts receivable as of December 31, 2019 and 2018, respectively:

	December 31, 2019	December 31, 2018
Walmart	45.0%	45.7%
Ulta	21.2%	26.4%

A loss of any of our significant customers could have a material adverse effect on us because it is uncertain whether our consumer base served by these customers would purchase our products at other retail outlets. Our distribution agreement with HK NFS renewed on January 1, 2020 and is effective for a one-year term. This agreement automatically renews for additional successive one-year terms unless and until either party provides notice of nonrenewal at least 90 days before the end of the then-current term. No long-term contracts exist between us and our other significant customers.

Note 12. Commitments and Contingencies

As of December 31, 2019, the Company had no material commitments or contingencies.

Note 13. Subsequent Events

On March 10, 2020, we consummated the Elevation Transaction pursuant to which Elevation will (i) acquire certain assets of the Company, which include all fixed assets utilized in the manufacturing and warehouse operations of the Company, (ii) assume all of the Company’s obligations under its existing real property leases, (iii) manufacture certain products of the Company at a competitive fixed rate, and (iv) pay cash consideration of $500,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of December 31, 2019, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2019.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on the criteria for effective internal control described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

For Part III, the information set forth in our definitive Proxy Statement for our Annual Meeting of Shareholders to be filed within 120 days after December 31, 2019, hereby is incorporated by reference into this Report.

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

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the years ended December 31, 2019 and 2018

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

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

4.5	Description of Registrant’s Securities.
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

10.5*	Form of 2005 Stock Incentive Plan Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.
10.6*

Scott’s Liquid Gold-Inc. 2015 Equity and Incentive Plan incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its annual meeting of shareholders held on June 4, 2015 filed on April 27, 2015.

10.7*	Form of 2015 Equity and Incentive Plan Incentive Stock Option Agreement incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K, filed on March 30, 2016.
10.8*	Form of 2015 Equity and Incentive Plan Non-Qualified Stock Option Agreement incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K, filed on March 30, 2016.
10.9*	Form of Director RSU Award Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on November 20, 2019.
10.10*	Form of Executive Officer RSU Award Agreement, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on November 20, 2019.
10.11*

Scott’s Liquid Gold-Inc. Employee Stock Ownership Plan and Trust Agreement, Amended and Restated effective January 1, 2012 incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K, filed on March 28, 2014.

10.12*

Employee at Will, Non-Disclosure, Non-Compete, and Development Assignment Agreement, dated May 2, 2018, between the Company and Kevin A. Paprzycki incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 3, 2018.

10.13

Credit Agreement, dated as of June 30, 2016, between the Company, Neoteric Cosmetics, Inc. and the other Loan parties thereto and JPMorgan Chase Bank, N.A. incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on July 7, 2016.

10.14

Amendment to Credit Agreement, dated as of January 10, 2018, between Company, Neoteric Cosmetics, Inc. and the other Loan parties thereto and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K, filed on April 2, 2018.

10.15

Third Amendment to Credit Agreement, dated as of November 6, 2019, between Company, Neoteric Cosmetics, Inc. and the other Loan parties thereto and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2019.

10.16

Exclusive Distribution Agreement, effective September 15, 2014, between Montagne Jeunesse International Limited and Neoteric Cosmetics, Inc. incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2014.

10.17

Amendment to the Exclusive Distribution Agreement, dated April 1, 2015, between Montagne Jeunesse International Limited and Neoteric Cosmetics, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2017.

10.18

Second Amendment to the Exclusive Distribution Agreement, dated September 5, 2017, between Montagne Jeunesse International Limited and Neoteric Cosmetics, Inc., incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2017.

10.19

Agreement to Vary a Contract, dated March 17, 2019, between Montagne Jeunesse International Limited and Neoteric Cosmetics, Inc., incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K filed on March 20, 2019.

Exhibit Number	Document
10.20

Agreement to Vary a Contract, dated June 10, 2019, between Montagne Jeunesse International Limited and Neoteric Cosmetics, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 14, 2019.

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

10.30

Asset Purchase Agreement, by and among SLG Chemicals, Inc., a wholly owned subsidiary of Scott’s Liquid Gold-Inc., Scott’s Liquid Gold-Inc. and Paramount Chemical Specialties, Inc., dated October 1, 2019, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 2, 2019.

10.31

Asset Purchase Agreement, by and between Scott’s Liquid Gold-Inc. and Colorado Quality Products LLC, dated December 3, 2019, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 5, 2019.

21	List of Subsidiaries incorporated by reference to Exhibit 21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
23.1	Consent of Plante & Moran, PLLC.
24	Powers of Attorney.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1**	Section 1350 Certification.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit Number	Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*	Management contract or compensatory plan or arrangement.

**Furnished, not filed.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCOTT’S LIQUID GOLD-INC., a Colorado corporation

By:	/s/ Mark E. Goldstein
Mark E. Goldstein, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Kevin A. Paprzycki
Kevin A. Paprzycki, Chief Financial Officer and Corporate Secretary
(Principal Financial and Chief Accounting Officer)
Date:	March 17, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature
March 17, 2020	Mark E. Goldstein,
	Director, President and Chief Executive Officer	/s/ Mark E. Goldstein
March 17, 2020	Gerald J. Laber, Director	Mark E. Goldstein, for himself and as
March 17, 2020	Philip A. Neri, Director	Attorney-in-Fact for the named directors
March 17, 2020	Leah S. Bailey, Director	who constitute all of the members of the
March 17, 2020	Andrew J. Summers, Director	the Board of Directors and for the named officers