Form 10-Q
period 2020-03-31
Scott's Liquid Gold - Inc.
filed 2020-05-11
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-13458

SCOTT’S LIQUID GOLD-INC.

(Exact name of registrant as specified in its charter)

Colorado	84-0920811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8400 E. Crescent Parkway, Suite 450, Greenwood Village, CO	80111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 373-4860

Securities registered pursuant to Section 12(b) of the Exchange Act.

Title of each class	Trading Symbol	Name of exchange on which registered
None	None	None

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

As of May 4, 2020, the registrant had 12,461,963 shares of its common stock, $0.10 par value per share, outstanding.

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

The forward-looking statements contained in this Report are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Forward-looking statements and our performance inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to:

•

duration and scope of the COVID-19 pandemic, government and other third-party responses to it and the consequences for the global economy, including to our business, employees, and the businesses of our suppliers, customers and manufacturers of our distributed products;

•	dependence on third-party vendors and on sales to major customers;
•

regulations, economic conditions, and tariffs in the People’s Republic of China (“PRC”), as well as dependence on the efforts of our exclusive distributor in the PRC to market and sell our products there;

•	continuation of our distributorship agreement for Batiste Dry Shampoos;
•	a continued shift in the retail market from food and drug stores to mass merchandisers, club stores, dollar stores, e-commerce retailers, and subscription services;
•	competition from large consumer products companies in the United States;
•	competitive factors, including any decrease in distribution of (i.e., retail stores carrying) our significant products;
•	new competitive products and/or technological changes;
•	the need for effective advertising of our products and limited resources available for such advertising;
•	unfavorable economic conditions;
•	changing consumer preferences and the continued acceptance of each of our significant products in the marketplace;
•	the degree of success of any new product or product line introduction by us;
•	the degree of success of the integration of product lines or businesses we may acquire;
•	the degree of success of our conversion to outsourced manufacturing and dependence on third-party manufacturers;
•	the availability of necessary raw materials and potential increases in the prices of these raw materials;
•	changes in the regulation of our products, including applicable environmental, U.S. and international Food and Drug Administration regulations and process-audit compliance;
•	the loss of any executive officer or other personnel;
•	future losses which could affect our liquidity;
•

other matters discussed in this Report, including the risks described in the Risk Factors section of this Report and in our Annual Report on Form 10-K for the year ended December 31, 2019 and subsequent Quarterly Reports on Form 10-Q.

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

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Net sales	$7,854	$6,805
Cost of sales	4,390	4,200
Gross Profit	3,464	2,605

Operating expenses:
Advertising	221	184
Selling	1,589	1,658
General and administrative	1,404	1,223
Total operating expenses	3,214	3,065
Income (loss) from operations	250	(460)

Interest income	1	31
Interest expense	(4)	(5)
Income (loss) before income taxes	247	(434)
Income tax benefit	30	104
Net income (loss)	$277	$(330)

Net income (loss) per common share
Basic	$0.02	$(0.03)
Diluted	$0.02	$(0.03)
Weighted average shares outstanding
Basic	12,462	12,408
Diluted	12,608	12,408

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except par value amounts)

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$926	$1,094
Accounts receivable, net	3,646	2,695
Inventories, net	7,412	7,841
Income taxes receivable	744	705
Property and equipment held for sale	-	500
Prepaid expenses	308	368
Other current assets	-	71
Total current assets	13,036	13,274

Property and equipment, net	137	124
Deferred tax asset	449	556
Goodwill	3,230	3,230
Intangible assets, net	8,495	8,719
Operating lease right-of-use assets	3,176	188
Other assets	102	-
Total assets	$28,625	$26,091

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$907	$1,809
Accrued expenses	553	422
Operating lease liabilities, current portion	26	197
Total current liabilities	1,486	2,428

Operating lease liabilities, net of current	3,182	19
Other liabilities	27	27
Total liabilities	4,695	2,474

Shareholders’ equity:
Preferred stock, no par value, authorized 20,000 shares; no shares issued and outstanding	-	-
Common stock; $0.10 par value, authorized 50,000 shares; issued and outstanding 12,462 shares (2020) and 12,462 shares (2019)	1,246	1,246
Capital in excess of par	7,286	7,250
Retained earnings	15,398	15,121
Total shareholders’ equity	23,930	23,617
Total liabilities and shareholders’ equity	$28,625	$26,091

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Capital in Excess of Par	Retained Earnings	Total
Balance, December 31, 2019	12,462	$1,246	$7,250	$15,121	$23,617
Stock-based compensation	-	-	36	-	36
Net income	-	-	-	277	277
Balance, March 31, 2020	12,462	$1,246	$7,286	$15,398	$23,930

Balance, December 31, 2018	12,408	$1,241	$7,063	$15,778	$24,082
Stock-based compensation	-	-	42	-	42
Net loss	-	-	-	(330)	(330)
Balance, March 31, 2019	12,408	$1,241	$7,105	$15,448	$23,794

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$277	$(330)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	229	186
Stock-based compensation	36	42
Deferred income taxes	107	(104)
Change in operating assets and liabilities:
Accounts receivable	(951)	78
Inventories	429	537
Prepaid expenses and other assets	93	121
Income taxes receivable	(39)	-
Accounts payable and accrued expenses	(768)	(53)
Total adjustments to net income (loss)	(864)	807
Net cash (used) provided by operating activities	(587)	477

Cash flows from investing activities:
Purchase of property and equipment	(17)	(101)
Proceeds from sale of property and equipment	500	-
Net cash provided by (used in) investing activities	483	(101)

Cash flows from financing activities:
Payments for debt issuance costs	(64)	-
Net cash used in financing activities	(64)	-

Net (decrease) increase in cash and cash equivalents	(168)	376

Cash and cash equivalents, beginning of period	1,094	6,232
Cash and cash equivalents, end of period	$926	$6,608

Supplemental disclosures:
Cash paid during the period for interest	$4	$5

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except per share data)

Note 1.	Organization and Summary of Significant Accounting Policies
(a)	Company Background

Scott’s Liquid Gold-Inc., a Colorado corporation was incorporated on February 15, 1954. Scott’s Liquid Gold-Inc. and its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our,” or “us”) develop, market and sell quality household and personal care products. We are also a distributor in the United States of personal care products manufactured by other companies. Our business is comprised of two segments: household products and personal care products.

(b)	Principles of Consolidation

Our Condensed Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

(c)	Basis of Presentation

The unaudited Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statements of Cash Flows included in this Report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2020 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the period ended March 31, 2020 are not necessarily indicative of the operating results for the full year.

(d)	Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts in our financial statements of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, the realization of deferred tax assets, reserves for slow moving and obsolete inventory, customer returns and allowances, intangible asset useful lives and amortization method, fair value of assets acquired in business combinations, operating lease right-of-use assets and operating lease liabilities, and stock-based compensation. Actual results could differ from our estimates.

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

Inventories were comprised of the following at:

	March 31, 2020	December 31, 2019
Finished goods	$5,914	$5,730
Raw materials	1,605	2,218
Inventory reserve for obsolescence	(107)	(107)
	$7,412	$7,841
(g)	Property and Equipment

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

Internal-use software costs recognized as an intangible asset relates to capitalizable costs of computer software obtained for internal-use as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40-30-1. All other internal-use software costs are expensed as incurred by the Company. Amortization is recorded straight-line over the estimated useful life of the software once the software is ready for its intended use. As of March 31, 2020, our internal-use software was not ready for its intended use. The estimated useful life for internal-use software will be determined and periodically reassessed based on considerations for obsolescence, technology, competition, and other economic factors.

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests, and in certain circumstances these assets are written down to fair value if impaired.

(j)	Financial Instruments

Financial instruments which potentially subject us to concentrations of credit risk include cash and cash equivalents and accounts receivable. We maintain our cash balances in the form of bank demand deposits with financial institutions that we believe are creditworthy. Historically, we have maintained balances in various operating accounts in excess of federally insured limits. We establish an allowance for doubtful accounts, which is generally not material to our financial statements, based upon factors surrounding the credit risk of specific customers, historical trends and other information. We have no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

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

The effective tax rate for the three months ended March 31, 2020 and 2019 was (12.1%) and 24.1% respectively, which can differ from the statutory income tax rate due to permanent book-to-tax differences.

On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, under the CARES Act, NOLs arising in 2018, 2019, and 2020 taxable years may be carried back to each of the preceding five years to generate a refund. The tax impact of the carryback of 2019 losses was recorded in the first quarter income tax provision. We are analyzing the different aspects of the CARES Act to determine whether any other provisions may impact us.

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

Customer allowances for trade promotions and allowance for doubtful accounts at March 31 were as follows:

	2020	2019
Trade promotions	$1,628	$943
Allowance for doubtful accounts	61	51
	$1,689	$994

(n)	Advertising Costs

We expense advertising costs as incurred.

(o)	Stock-Based Compensation

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

The Company issues restricted stock unit ("RSUs") awards with restrictions that lapse upon the passage of time (service vesting) and satisfaction of market conditions targeted to our Company’s stock price. For those restricted stock unit awards with only service vesting, the Company recognizes compensation cost on a straight-line basis over the service period. For awards with both market and service conditions, the Company starts recognizing compensation cost over the requisite service period, with the effect of the market conditions reflected in the calculation of the award's fair value at grant date. The Company values awards with only service vesting requirements based on the grant date share price. The Company values awards with market and service conditions using a Monte Carlo simulation. The Company determines the requisite service period for awards with both market and service conditions based on the longer of the explicit service period and the derived service period. Stock awards that contain market vesting conditions are included in the computations of diluted EPS reflecting the average number of shares that would be issued based on the highest 30-day average market price during the reporting periods, if their effect is dilutive. If the condition is based on an average of market prices over some period of time, the corresponding average for the period is used.

(p)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, repairs, maintenance, and other indirect costs, as well as warehousing and distribution costs. We classify freight-out as selling expenses. Other selling expenses consist primarily of costs for sales and sales support personnel, brokerage commissions, and promotional costs. Freight-out costs included in selling expenses totaled $687 and $666 for the three months ended March 31, 2020 and 2019, respectively.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The purpose of ASU 2020-04 is to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This guidance primarily provides temporary optional expedients which simplify the accounting for contract modifications to existing debt agreements expected to arise from the market transition from LIBOR to alternative reference rates. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. The optional expedients were available to be used upon issuance of this guidance but we have not yet applied the guidance because we have not yet modified any of our existing contracts for reference rate reform. The Company is currently assessing the impact of ASU 2020-04 on our Condensed Consolidated Financial Statements.

(r)	Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This guidance, as amended by subsequent ASUs on the topic, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance was effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. ASU 2019-11 required entities that did not adopt the amendments in ASU 2016-13 as of November 2019 to adopt ASU 2019-11. This ASU contains the same effective dates and transition requirements as ASU 2016-13. We adopted ASU 2016-13 and ASU 2019-11 effective January 1, 2020. The Company determined the standards did not have a material impact on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). The new guidance modified disclosure requirements related to fair value measurement.  The amendments in ASU 2018-13 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Effective January 1, 2020, the Company adopted ASU 2018-13 and concluded the standard did not have a material impact on our condensed consolidated financial statements.

Note 2.	Stock-Based Compensation

During the three months ended March 31, 2020, we did not grant any options to acquire shares of our common stock or any restricted stock units. No restricted stock units vested during the three months ended March 31, 2020.

Compensation cost related to stock options totaled $21 and $42 in the three months ended March 31, 2020 and 2019, respectively ($2 in cost of sales, $7 in selling expenses, and $12 in general and administrative). Approximately $95 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next three years, depending on the vesting provisions of the options. There was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible.

Compensation cost related to RSUs totaled $15 for the three months ended March 31, 2020 ($2 in selling expenses, and $10 in general and administrative). Approximately $160 of total unrecognized compensation costs related to non-vested RSUs is expected to be recognized ratably until on or around November 14, 2022.

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

A reconciliation of the weighted average number of common shares outstanding (in thousands) is as follows:

	Three Months Ended March 31,
	2020	2019
Common shares outstanding, beginning of the period	12,462	12,408
Weighted average common shares issued	-	-
Weighted average number of common shares outstanding	12,462	12,408
Dilutive effect of common share equivalents	146	-
Diluted weighted average number of common shares outstanding	12,608	12,408

Common stock equivalents (in thousands) that have been excluded from the calculation of earnings per share because they would have been anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Stock options	261	760

Note 4.	Segment Information

We operate in two different segments: household products and personal care products. We have chosen to organize our business around these segments based on differences in the products sold. Accounting policies for our segments are the same as those described in Note 1. We evaluate segment performance based on segment income or loss from operations.

The following provides information on our segments for the three months ended March 31:

	Three Months Ended March 31, 2020
	Household Products	Personal Care Products	Total
Net sales	$2,132	$5,722	$7,854
Income from operations	51	199	250
Capital and intangible asset expenditures	17	-	17
Depreciation and amortization	72	157	229

	Three Months Ended March 31, 2019
	Household Products	Personal Care Products	Total
Net sales	$1,205	$5,600	$6,805
Loss from operations	(170)	(290)	(460)
Capital and intangible asset expenditures	101	-	101
Depreciation and amortization	22	164	186

Note 5.	Acquisition

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

The total consideration paid for the Acquisition was $5,583 and included contingent consideration we valued at $27.

(a)	Purchase Price Allocation

The following summarizes the aggregate fair values of the assets acquired during 2019 as of the date of the Acquisition:

Inventories	$306
Intangible assets	3,595
Goodwill	1,709
Total assets acquired	$5,610

Intangible assets in the table above consist of the following:

	Intangible Assets	Useful Life
Customer relationships	$2,330	10 to 13 years
Trade names	880	10 to 25 years
Formulas and batching processes	370	10 years
Non-compete	15	5 years
	$3,595

In addition to the assets described above, the Company recorded a $27 liability associated with the contingent consideration, which is presented in other liabilities on the consolidated balance sheets.

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

The following table summarizes selected unaudited pro forma condensed consolidated statements of operations data for the three months ended 2019 as if the Paramount Acquisition had been completed on January 1, 2019.

2019
Net sales	$7,600
Net loss	$(231)

This selected unaudited pro forma condensed consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the Acquisition had been completed on that date. Moreover, this information does not indicate what our future operating results will be. The information for 2019 prior to the Acquisition is based on prior accounting records maintained by Paramount. In some cases, Paramount’s accounting policies may differ materially from accounting policies adopted by the Company following the Acquisition.

The pro forma amounts included in the table above reflect the application of accounting policies and adjustment of the results of the Acquisition to reflect: (1) the additional amortization that would have been charged to the acquired intangible assets; (2) additional interest expense relating to the borrowings on the our line of credit; and (3) the tax impacts.

Note 6.	Goodwill and Intangible Assets

Goodwill and intangible assets, which are related to our acquisition of our Prell®, Denorex®, and Kids N Pets® brands, consisted of the following:

	As of March 31, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets:
Customer relationships	$6,352	$1,603	$4,749	$6,352	$1,455	$4,897
Trade names	3,242	613	2,629	3,242	563	2,679
Formulas and batching processes	1,039	228	811	1,039	204	835
Internal-use software (not placed in service)	286	-	286	286	-	286
Non-compete agreement	41	21	20	41	19	22
	10,960	2,465	8,495	10,960	2,241	8,719
Goodwill			3,230			3,230
Total intangible assets			$11,725			$11,949

Amortization expense for the three months ended March 31, 2020 and 2019 was $224 and $155, respectively.

Estimated amortization expense for 2020 and subsequent years is as follows:

2020 (remaining)	$671
2021	893
2022	891
2023	891
2024	890
Thereafter	3,973
Total	$8,209

Note 7.	Long-Term Debt and Line-of-Credit

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

The Credit Agreement subjects the Company to affirmative, negative, and financial covenants on a quarterly basis. The Company was in compliance with the covenants in the Credit Agreement as of March 31, 2020 and December 31, 2019, respectively. We did not have any debt outstanding as of March 31, 2020 and December 31, 2019.

Note 8.	Leases

We have entered into leases for our corporate headquarters and office equipment with remaining lease terms up to 11 years. Some of these leases include both lease and nonlease components, which are accounted for as a single lease component as we have elected the practical expedient to combine these components for all leases. As most of the leases do not provide an implicit rate, we calculated the right-of-use assets and lease liabilities using our secured incremental borrowing rate at the lease commencement date. We currently do not have any finance leases outstanding.

Effective March 10, 2020, we consummated our agreement with Elevation Labs (“Elevation”), wherein we were relieved of our warehouse leases on the effective date. Effective March 30, 2020, we assigned our office lease to Elevation who then subleased a portion of the office space to us through June 30, 2020 to allow us time to transition to our new corporate offices.

On March 11, 2020, we executed an office lease for a new corporate headquarters. As of that date, we had the right to control the use of the asset, which qualified as an operating lease. There were no initial direct costs associated with our new office lease and our deposit is fully refundable.

Information related to leases was as follows:

Three Months Ended March 31, 2020
Operating lease information:
Operating lease cost	$40
Operating cash flows from operating leases	7
Net assets obtained in exchange for new operating lease liabilities	3,156

Weighted average remaining lease term in years	10.56
Weighted average discount rate	5.1%

Future minimum annual lease payments are as follows:

2020 (remaining)	$60
2021	411
2022	399
2023	413
2024	420

Thereafter	2,586
Total minimum lease payments	$4,289
Less imputed interest	(1,081)

Total operating lease liability	$3,208

Note 9.	Subsequent Events

On May 8, 2020, we entered into a settlement agreement with Montagne Jeunesse (“MJ”), the manufacturer of 7th Heaven skin care sachets, wherein both parties agreed to terminate our exclusive distribution agreement (the “Termination Agreement”). Under the Termination Agreement, the Company will continue to fulfill orders of 7th Heaven sachets through June 1, 2020 and will receive approximately $1.1 million for its remaining 7th Heaven inventory, as well as two transition payments totaling $350,000. The Company incurred no early termination penalties.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019. This Item 2 contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please refer to "Item 1A. Risk Factors" in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

COVID-19 Pandemic

During the first quarter of 2020, the global economy began experiencing a downturn related to the impacts of the COVID-19 global pandemic.  Such impacts have included significant volatility in the global stock markets, a 150-basis-point reduction in the target federal funds rate, the enactment of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, including the Payroll Protection Program administered by the Small Business Administration, and a variety of local, state and federal restrictions, measures and guidance. We expect to see continued volatility in the economic markets and government responses to the COVID-19 pandemic.  These changing conditions and governmental responses could have impacts on our balance sheet and statement of operations for the remainder of the year or longer.

Health and Safety

We have taken proactive, aggressive action to protect the health and safety of our employees, customers, partners and other counterparties. We required all employees who are able to work from home to work from home, enacted rigorous safety measures at our physical sites, suspended travel, and extensively disinfected our workspaces. We expect to continue to implement these and other measures as appropriate.

Customer Demand and Results of Operations

Customer demand remained strong and even increased at the onset of the outbreak, as consumers amassed goods in anticipation of the pandemic. However, upon the commencement of government-mandated stay-at-home orders, some of our customers were impacted and forced to cease operations. Customer closings primarily impacted revenue for our Batiste Dry Shampoo distributed products during the last part of March 2020, which was offset by higher Batiste sales before those closures. We expect the decline in Batiste sales to continue through the duration of mandated customer closures. Any other customer closures or restrictions would negatively impact our business. We are proactively identifying alternative customers for Batiste in order to limit our lost revenue exposure.

Liquidity

Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on our future results, we believe our business model, our current cash reserves, our lack of debt, available COVID-19 relief programs and our full availability under our line of credit leave us well-positioned to manage our business through this crisis as it continues to develop and will be sufficient to meet our operational cash needs during the next twelve months. Certain of our customers have delayed payment as a result of the outbreak, but we have not received any notifications that these customers do not expect or will not have the ability to repay. Pursuant to the Payroll Protection Program (“PPP”) made available under the CARES Act, we obtained $600 in order to fund payroll and ensure stability for our workforce. While COVID is impacting us and our customers, the consequences have been to a much lesser extent than we initially predicted. We repaid the balance of this loan on May 8, 2020, inclusive of interest.

We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. Given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. In addition, see Part II—Item 1A, “Risk Factors,” included herein for updates to our risk factors regarding risks associated with the COVID-19 pandemic.

Results of Operations

Three months ended March 31, 2020 compared to three months ended March 31, 2019

	Three Months Ended March 31, (in thousands)
			Increase / (Decrease)
	2020	2019	$	%
Net sales	$7,854	$6,805	$1,049	15.4%
Cost of sales	4,390	4,200	190	4.5%
Gross profit	3,464	2,605	859	33.0%
Gross margin	44.1%	38.3%

Operating expenses:
Advertising	221	184	37	20.1%
Selling	1,589	1,658	(69)	(4.2%)
General and administrative	1,404	1,223	181	14.8%
Total operating expenses	3,214	3,065	149	4.9%
Income (loss) from operations	250	(460)	710	154.3%

Interest income	1	31	(30)	(96.8%)
Interest expense	(4)	(5)	1	20.0%
Income before income taxes	247	(434)	681	156.9%
Income tax benefit	30	104	(74)	(71.2%)
Net income (loss)	$277	$(330)	$607	183.9%

Change in net income (loss) primarily due to the following:

•	Increase in net sales and gross profit primarily attributable to our Kids N Pets acquisition and the addition of our SLG One product, both of which were introduced during the fourth quarter of 2019.
•	The change in net income (loss) was partially offset by:
o	$196 of costs and expenses associated with the execution of our manufacturing transition and staffing for our recent acquisition.
o

Income tax benefit during the three months ended March 31, 2020 driven by our expected net operating loss to be carried back. Please see Note 1 to our Condensed Consolidated Financial Statements for further information.

Segment Results

Household Products

The following table shows comparative net sales, gross margin, gross profit, income (loss) from operations, volume and percentage changes for household products between periods:

	Three Months Ended March 31, (in thousands)
			Increase / (Decrease)
	2020	2019	$	%
Net sales	$2,132	$1,205	$927	76.9%
Gross profit	$1,089	$536	$553	103.2%
Gross margin	51.1%	44.5%
Income (loss) from operations	$51	$(170)	$221	130.0%
•

Household products increase in net sales and income from operations was primarily attributable to our Kids N Pets acquisition and the introduction of our new SLG One product, both of which drove higher margins than our other household products.

Personal Care Products

The following table shows comparative net sales, gross margin, gross profit, income (loss) from operations, volume and percentage changes for personal care products between periods:

	Three Months Ended March 31, (in thousands)
			Increase / (Decrease)
	2020	2019	$	%
Personal care net sales
Net sales - distributed products	$2,687	$2,336	$351	15.0%
Net sales - manufactured products	3,035	$3,264	(229)	(7.0%)
Total personal care net sales	$5,722	$5,600	$122	2.2%

Gross profit	$2,375	$2,069	$306	14.8%
Gross margin	41.5%	36.9%
Income (loss) from operations	$199	$(290)	$489	168.6%
•	Net sales of distributed personal care products increased primarily due to an increase in Batiste Dry Shampoo sales during the first quarter of 2020 related to new Waterless Cleansing Foam offerings.
•

Net sales of manufactured personal care products decreased primarily due to lower sales to China of Alpha® Skin Care. Our Alpha sales to China have remained consistent since the September 2019 approval of our redesigned 6% product.

•	Income from operations was primarily attributable to higher sales and gross profit. Gross margins increased as we realized some early benefits from the outsourcing of our manufacturing.

Liquidity and Capital Resources

Financing Agreements

Please see Note 7 to our Condensed Consolidated Financial Statements for information on our Credit Agreement with Chase and the above discussion surrounding our PPP loan.

Liquidity and Changes in Cash Flows

At March 31, 2020, we had our maximum commitment of $4,000 available and unused on our revolving credit facility, and approximately $926 in cash on hand, a decrease of $168 when compared to the balance as of December 31, 2019.

The following is a summary of cash provided by or (used in) each of the indicated types of activities:

	Three Months Ended March 31, (in thousands)
			Increase / (Decrease)
	2020	2019	$	%
Operating activities	$(587)	$477	$(1,064)	(223.1%)
Investing activities	483	(101)	584	578.2%
Financing activities	(64)	-	(64)	(100.0%)
•

Net cash from operating activities was primarily related to negative working capital driven by our accounts receivable balance increase associated with Batiste and other customers extending terms as a result of COVID-19.

•	Net cash from investing activities was related to our sale of fixed assets to Elevation Labs on March 10, 2020.
•	Net cash used in financing activities for deferred financing costs.

We anticipate that our existing cash and our anticipated future cash flow from operations, together with our current Credit Agreement with Chase, will be sufficient to meet our cash requirements for the 12 months following the filing date of this Report. During 2020, we expect to incur additional capital expenditures associated with the implementation of our ERP system to begin in the latter part of 2020.

Subsequent Events

On May 8, 2020, we entered into a settlement agreement with Montagne Jeunesse (“MJ”), the manufacturer of 7th Heaven skin care sachets, wherein both parties agreed to terminate our exclusive distribution agreement (the “Termination Agreement”). Under the Termination Agreement, the Company will continue to fulfill orders of 7th Heaven sachets through June 1, 2020 and will receive approximately $1.1 million for its remaining 7th Heaven inventory, as well as two transition payments totaling $350,000. The Company incurred no early termination penalties.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2020, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and subsequent quarterly reports on Form 10-Q, which could materially affect our business, financial condition or future results.

While we have identified the current impact of COVID-19 on the results of operations, the extent to which the COVID-19 pandemic will adversely affect our business, results of operations and financial condition is uncertain.

The global spread of COVID-19 has created significant uncertainty and economic disruption, both near-term and potentially long-term. We have modified, and might further modify, our business practices in response to the COVID-19 pandemic, related third-party responses, including from government authorities, customers and distributors, and the economic and social ramifications of the disease and societal responses across the markets in which we operate. The extent to which the COVID-19 pandemic will continue to affect our business, results of operation and financial condition is difficult to predict and depends on numerous evolving factors including: the duration and scope of the pandemic; government, social, business and other actions that have been and will be taken in response to the pandemic; and the effect of the pandemic on short- and long-term general economic conditions. We might experience short- or long-term constraints for the materials used in producing our products and volatility in customer demand, which could materially and adversely affect our business and financial results in future periods.

We have identified that our Batiste product line has been impacted by COVID-19. Significant customers of our Batiste products have been forced to close their stores and have communicated to us extended or delayed payment terms. As stated above, we are uncertain as to how long this impact will remain, but we expect future periods to be negatively impacted.

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

Date: May 11, 2020