Form 10-Q
period 2020-06-30
Scott's Liquid Gold - Inc.
filed 2020-08-11
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 3, 2020, the registrant had 12,461,963 shares of its common stock, $0.10 par value per share, outstanding.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$6,083	$6,382	$13,937	$13,187
Cost of sales	3,215	4,442	7,605	8,642
Gross Profit	2,868	1,940	6,332	4,545

Operating expenses:
Advertising	141	202	362	386
Selling	1,614	1,354	3,203	3,012
General and administrative	1,503	1,158	2,907	2,381
Total operating expenses	3,258	2,714	6,472	5,779
Loss from operations	(390)	(774)	(140)	(1,234)

Interest income	2	30	3	61
Interest expense	(74)	(4)	(78)	(9)
Gain on sale of equipment	-	110	-	110
Income from distribution agreement termination	350	-	350	-
Loss before income taxes	(112)	(638)	135	(1,072)
Income tax benefit (expense)	34	(78)	64	26
Net (loss) income	$(78)	$(716)	$199	$(1,046)

Net (loss) income per common share
Basic	$(0.01)	$(0.06)	$0.02	$(0.08)
Diluted	$(0.01)	$(0.06)	$0.02	$(0.08)
Weighted average shares outstanding
Basic	12,462	12,436	12,462	12,422
Diluted	12,462	12,436	12,571	12,422

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except par value amounts)

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,877	$1,094
Accounts receivable, net	2,539	2,695
Inventories, net	4,936	7,841
Income taxes receivable	383	705
Property and equipment held for sale	-	500
Prepaid expenses	429	368
Other current assets	-	71
Total current assets	14,164	13,274

Property and equipment, net	133	124
Deferred tax asset	491	556
Goodwill	3,230	3,230
Intangible assets, net	8,271	8,719
Operating lease right-of-use assets	3,112	188
Other assets	180	-
Total assets	$29,581	$26,091

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,636	$1,809
Accrued expenses	745	422
Operating lease liabilities, current portion	116	197
Total current liabilities	2,497	2,428

Operating lease liabilities, net of current	3,127	19
Other liabilities	70	27
Total liabilities	5,694	2,474

Shareholders’ equity:
Preferred stock, no par value, authorized 20,000 shares; no shares issued and outstanding	-	-
Common stock; $0.10 par value, authorized 50,000 shares; issued and outstanding 12,462 shares (2020) and 12,462 shares (2019)	1,246	1,246
Capital in excess of par	7,321	7,250
Retained earnings	15,320	15,121
Total shareholders’ equity	23,887	23,617
Total liabilities and shareholders’ equity	$29,581	$26,091

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Capital in Excess of Par	Retained Earnings	Total
Balance, December 31, 2019	12,462	$1,246	$7,250	$15,121	$23,617
Stock-based compensation	-	-	36	-	36
Net income	-	-	-	277	277
Balance, March 31, 2020	12,462	$1,246	$7,286	$15,398	$23,930
Stock-based compensation	-	-	35	-	35
Net loss	-	-	-	(78)	(78)
Balance, June 30, 2020	12,462	$1,246	$7,321	$15,320	$23,887

Balance, December 31, 2018	12,408	$1,241	$7,063	$15,778	$24,082
Stock-based compensation	-	-	42	-	42
Net loss	-	-	-	(330)	(330)
Balance, March 31, 2019	12,408	$1,241	$7,105	$15,448	$23,794
Stock-based compensation	-	-	42	-	42
Stock options exercised	51	5	36	-	41
Net loss	-	-	-	(716)	(716)
Balance, June 30, 2019	12,459	$1,246	$7,183	$14,732	$23,161

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$199	$(1,046)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	522	369
Stock-based compensation	71	84
Deferred income taxes	65	(30)
Gain on sale of equipment	-	(110)
Change in operating assets and liabilities:
Accounts receivable	156	1,135
Inventories	2,905	1,366
Prepaid expenses and other assets	42	196
Income taxes receivable	322	-
Accounts payable, accrued expenses, and other liabilities	296	(289)
Total adjustments to net income (loss)	4,379	2,721
Net cash provided by operating activities	4,578	1,675

Cash flows from investing activities:
Purchase of property and equipment	(17)	(101)
Proceeds from sale of property and equipment	500	110
Cash paid for leasehold improvements	(247)	-
Reimbursement for leasehold improvements	110	-
Net cash provided by investing activities	346	9

Cash flows from financing activities:
Payments for debt issuance costs	(141)	-
Proceeds from exercise of stock options	-	41
Proceeds from PPP loan	600	-
Repayment of PPP loan	(600)	-
Net cash (used in) provided by financing activities	(141)	41

Net increase in cash and cash equivalents	4,783	1,725

Cash and cash equivalents, beginning of period	1,094	6,232
Cash and cash equivalents, end of period	$5,877	$7,957

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except per share data)

Note 1.	Organization and Summary of Significant Accounting Policies
(a)	Company Background

Scott’s Liquid Gold-Inc., a Colorado corporation was incorporated on February 15, 1954. Scott’s Liquid Gold-Inc. and its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our,” or “us”) develop, market and sell quality household and personal care products. We are also a distributor in the United States of personal care products manufactured by another company. Our business is comprised of two segments: household products and personal care products.

(b)	Principles of Consolidation

Our Condensed Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

(c)	Basis of Presentation

The unaudited Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statements of Cash Flows included in this Report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2020 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the period ended June 30, 2020 are not necessarily indicative of the operating results for the full year.

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

Inventories were comprised of the following at:

	June 30, 2020	December 31, 2019
Finished goods	$3,256	$5,730
Raw materials	1,757	2,218
Inventory reserve for obsolescence	(77)	(107)
	$4,936	$7,841

Our remaining raw materials balance is to be sold to contract manufacturing partners based on production demand.

(g)	Property and Equipment

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

The Company evaluates reimbursable leasehold improvements based on whether improvements are indicative of a lessor or lessee asset. The Company concluded that all of its reimbursable leasehold improvement payments have qualified as lessor assets and, as such, have accounted for leasehold improvement payments as prepaid rent included in prepaid expenses on the condensed consolidated balance sheets.

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

Internal-use software costs recognized as an intangible asset relates to capitalizable costs of computer software obtained for internal-use as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40-30-1. All other internal-use software costs are expensed as incurred by the Company. Amortization is recorded straight-line over the estimated useful life of the software once the software is ready for its intended use. As of June 30, 2020, our internal-use software was not ready for its intended use. The estimated useful life for internal-use software will be determined and periodically reassessed based on considerations for obsolescence, technology, competition, and other economic factors.

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

The effective tax rate for the six months ended June 30, 2020 and 2019 was (47.4%) and 2.4% respectively, which can differ from the statutory income tax rate due to permanent book-to-tax differences.

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

Customer allowances for trade promotions and allowance for doubtful accounts are included in net accounts receivable on the condensed consolidated balance sheets and were as follows at:

	June 30, 2020	December 31, 2019
Trade promotions	$1,315	$943
Allowance for doubtful accounts	53	51
	$1,368	$994

(n)	Advertising Costs

We expense advertising costs as incurred.

(o)	Stock-Based Compensation

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

The Company issued restricted stock unit ("RSUs") awards with restrictions that lapse upon the passage of time (service vesting) and satisfaction of market conditions targeted to our Company’s stock price. For those restricted stock unit awards with only service vesting, the Company recognizes compensation cost on a straight-line basis over the service period. For awards with both market and service conditions, the Company starts recognizing compensation cost over the requisite service period, with the effect of the market conditions reflected in the calculation of the award's fair value at grant date. The Company values awards with only service vesting requirements based on the grant date share price. The Company values awards with market and service conditions using a Monte Carlo simulation. The Company determines the requisite service period for awards with both market and service conditions based on the longer of the explicit service period and the derived service period. Stock awards that contain market vesting conditions are included in the computations of diluted EPS reflecting the average number of shares that would be issued based on the highest 30-day average market price during the reporting periods, if their effect is dilutive. If the condition is based on an average of market prices over some period of time, the corresponding average for the period is used.

(p)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, repairs, maintenance, and other indirect costs, as well as warehousing and distribution costs. We classify freight-out as selling expenses. Other selling expenses consist primarily of costs for sales and sales support personnel, brokerage commissions, and promotional costs. Freight-out costs included in selling expenses totaled $619 and $555 for the three months ended June 30, 2020 and 2019, respectively, and totaled $1,306 and $1,221 for the six months ended June 30, 2020 and 2019, respectively.

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

During the six months ended June 30, 2020, we did not grant any options to acquire shares of our common stock or any restricted stock units. No restricted stock units vested during the six months ended June 30, 2020.

Compensation cost related to stock options totaled $40 and $84 in the six months ended June 30, 2020 and 2019, respectively. Approximately $133 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next two years, depending on the vesting provisions of the options. There was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible.

Compensation cost related to RSUs totaled $31 for the six months ended June 30, 2020. Approximately $145 of total unrecognized compensation costs related to non-vested RSUs is expected to be recognized ratably until on or around November 14, 2022.

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

A reconciliation of the weighted average number of common shares outstanding (in thousands) is as follows. The dilutive effect of stock options and RSUs are excluded for periods in which the Company has a net loss because the impact is anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common shares outstanding, beginning of the period	12,462	12,408	12,462	12,408
Weighted average common shares issued	-	28	-	14
Weighted average number of common shares outstanding	12,462	12,436	12,462	12,422
Dilutive effect of common share equivalents	-	-	109	-
Diluted weighted average number of common shares outstanding	12,462	12,436	12,571	12,422

Common stock equivalents (in thousands) that have been excluded from the calculation of earnings per share because they would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	258	693	258	693

Note 4.	Segment Information

We operate in two different segments: household products and personal care products. We have chosen to organize our business around these segments based on differences in the products sold. Accounting policies for our segments are the same as those described in Note 1. We evaluate segment performance based on segment income or loss from operations.

The following provides information on our segments for the three and six months ended June 30:

	Three Months Ended June 30, 2020
	Household Products	Personal Care Products	Total
Net sales	$2,272	$3,811	$6,083
Income (loss) from operations	202	(592)	(390)
Depreciation and amortization	137	156	293

	Three Months Ended June 30, 2019
	Household Products	Personal Care Products	Total
Net sales	$1,233	$5,149	$6,382
Income (loss) from operations	15	(789)	(774)
Depreciation and amortization	20	163	183

	Six Months Ended June 30, 2020
	Household Products	Personal Care Products	Total
Net sales	$4,404	$9,533	$13,937
Income (loss) from operations	253	(393)	(140)
Capital and intangible asset expenditures	17	-	17
Depreciation and amortization	209	313	522

	Six Months Ended June 30, 2019
	Household Products	Personal Care Products	Total
Net sales	$2,437	$10,750	$13,187
Loss from operations	(155)	(1,079)	(1,234)
Capital and intangible asset expenditures	101	-	101
Depreciation and amortization	42	327	369

Note 5.	Acquisition

On October 1, 2019, we entered into an Asset Purchase Agreement (the “Paramount Purchase Agreement”) with Paramount Chemical Specialties, Inc. (“Paramount”). Pursuant to the Purchase Agreement, we purchased all of Paramount’s intangible assets, finished goods inventory, and assets used in connection with the manufacture, sale and distribution of the Kids N Pets® and Messy Pet® brands (collectively, the “ Paramount Acquisition”). The Company concluded that the Paramount Acquisition qualified as a business combination under ASC 805.

The total consideration paid for the Paramount Acquisition was $5,583 and included contingent consideration we valued at $27.

(a)	Purchase Price Allocation

The following summarizes the aggregate fair values of the assets acquired during 2019 as of the date of the Paramount Acquisition:

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

The estimates of the fair value of the assets acquired assumed at the date of the Paramount Acquisition are subject to adjustment during the measurement period (up to one year from the Paramount Acquisition date). The primary areas of the accounting for the Paramount Acquisition that are not yet finalized relate to the fair value of intangible assets acquired, residual goodwill and any related tax impact. The fair value of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While the Company believes that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired, it evaluates any necessary information prior to finalization of the fair value. During the measurement period, the Company will adjust assets if new information is obtained about facts and circumstances that existed as of the Paramount Acquisition date that, if known, would have resulted in the revised estimated values of those assets as of that date. The impact of all changes that do not qualify as measurement period adjustments are included in current period earnings. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could be subject to a possible impairment of the intangible assets or goodwill, or require acceleration of the amortization expense of intangible assets in subsequent periods.

(b)	Pro Forma Results of Operations (Unaudited)

The following table summarizes selected unaudited pro forma condensed consolidated statements of operations data for the three and six months ended June 30, 2019, as if the Paramount Acquisition had been completed on January 1, 2019.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Net sales	$7,177	$15,526
Net (loss) income	(617)	(848)

This selected unaudited pro forma condensed consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the Paramount Acquisition had been completed on that date. Moreover, this information does not indicate what our future operating results will be. The information for 2019 prior to the Paramount Acquisition is based on prior accounting records maintained by Paramount. In some cases, Paramount’s accounting policies may differ materially from accounting policies adopted by the Company following the Paramount Acquisition.

The pro forma amounts included in the table above reflect the application of accounting policies and adjustment of the results of the Paramount Acquisition to reflect: (1) the additional amortization that would have been charged to the acquired intangible assets; (2) additional interest expense relating to the borrowings on the our line of credit; and (3) the tax impacts.

Note 6.	Goodwill and Intangible Assets

Goodwill and intangible assets, which are related to our acquisition of our Prell®, Denorex®, and Kids N Pets® brands, consisted of the following:

	As of June 30, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets:
Customer relationships	$6,352	$1,751	$4,601	$6,352	$1,455	$4,897
Trade names	3,242	664	2,578	3,242	563	2,679
Formulas and batching processes	1,039	251	788	1,039	204	835
Internal-use software (not placed in service)	286	-	286	286	-	286
Non-compete agreement	41	23	18	41	19	22
	10,960	2,689	8,271	10,960	2,241	8,719
Goodwill			3,230			3,230
Total intangible assets			$11,501			$11,949

Amortization expense for the three months ended June 30, 2020 and 2019 was $224 and $155, respectively. Amortization expense for the six months ended June 30, 2020 and 2019 was $448 and $310, respectively.

Estimated amortization expense for 2020 and subsequent years is as follows:

2020 (remaining)	$447
2021	893
2022	891
2023	891
2024	890
Thereafter	3,973
Total	$7,985

Note 7.	Long-Term Debt and Line-of-Credit

We had a revolving credit facility (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”) for $4,000, with interest of (i) the LIBO Rate + 2.25%; or (ii) the Prime Rate, with a floor of the one month LIBO Rate + 2.25%, and a termination date of June 30, 2021 or any earlier date on which the revolving commitment was otherwise terminated pursuant to the Credit Agreement. Under the Credit Agreement we were obligated to pay quarterly an unused commitment fee equal to 0.25% per annum on the daily amount of the undrawn portion of the revolving line-of-credit. The revolving credit facility is collateralized by all of the assets of the Company.

The Credit Agreement subjected the Company to affirmative, negative, and financial covenants on a quarterly basis. The Company was in compliance with the Credit Agreement as of June 30, 2020 and with covenants in the Credit Agreement as of December 31, 2019, respectively. We did not have any debt outstanding as of June 30, 2020 and December 31, 2019.

On July 1, 2020, we entered into a new debt agreement with UMB Bank, N.A. (“UMB”) and terminated our Credit Agreement with Chase. Please see Note 10 for more detail regarding the transaction. Due to our debt agreement with UMB, the termination of our Credit Agreement with Chase, and the timing of covenant requirements under the Credit Agreement, we did not have required covenants as of June 30, 2020.

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

Information related to leases was as follows:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Operating lease information:
Operating lease cost	$ 105	$ 145
Operating cash flows from operating leases	7	14
Net assets obtained in exchange for new operating lease liabilities	-	3,156

Weighted average remaining lease term in years	10.33	10.33
Weighted average discount rate	5.1%	5.1%

Future minimum annual lease payments are as follows:

2020 (remaining)	$46
2021	411
2022	399
2023	413
2024	420
Thereafter	2,586
Total minimum lease payments	$4,275
Less imputed interest	(1,032)

Total operating lease liability	$3,243

Note 9.	Income from Distribution Agreement Termination

On May 8, 2020, we entered into a settlement agreement with Montagne Jeunesse (“MJ”), the manufacturer of 7th Heaven skin care sachets, wherein both parties agreed to terminate our exclusive distribution agreement (the “Termination Agreement”). During the three months ended June 30, 2020, we received two transition payments totaling $350, which is included in other income on the condensed consolidated statements of operations. Further, $1.0 million of inventory was repurchased by MJ during the three months ended June 30, 2020.

Note 10.	Subsequent Events

On June 25, 2020, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with CR Brands, Inc., a Delaware corporation (“CR Brands”), and Sweep Acquisition Company, a Delaware corporation (“Sweep” and together with CR Brands, “Sellers”), pursuant to which we agreed to purchase from Sellers substantially all of the assets, properties, rights and interests of Sellers primarily used in the business of designing, formulating, marketing and selling laundry care products to retail and wholesale customers under the Biz® and Dryel® brand names (the “Business”). The transactions contemplated by the Purchase Agreement were consummated on July 1, 2020 (the “CR Brands Acquisition”).  The total consideration SLG Chemicals paid for the Business was $9,250, plus an amount equal to the value of the Business-related inventory (including raw materials, work-in-progress inventory, finished goods and bill of material expense items) as of the closing, up to a maximum of $1,700, plus an earnout that will be paid following the second anniversary of the closing, the amount of which is based on sales to a certain new customer.

On July 1, 2020, we also entered into a Loan and Security Agreement (the “Loan Agreement”) with UMB, as lender, pursuant to which UMB provided a term loan and a revolving credit facility that was used to finance a portion of the CR Brands Acquisition and to repay amounts owed under, and terminate, the Credit Agreement and will be used for working capital in the future. The term loan amount is $3,000 with monthly payments fully amortized over three years and interest at the LIBOR Rate + 4.5%, with a floor of 5.5%. The revolving credit facility amount is up to $7,000 with interest at the LIBOR Rate + 3.75%, with a floor of 4.75%. The revolving credit facility will terminate on July 1, 2023 or any earlier date on which the revolving commitment is otherwise terminated pursuant to the Loan Agreement. The loans are secured by all of the assets of the Company and all of its subsidiaries.

On July 1, 2020, we used $3,000 of term debt and drew $3,006 from the UMB revolving credit facility to fund the CR Brands Acquisition.

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

COVID-19 Pandemic

During the first quarter of 2020, the global economy began experiencing a downturn related to the impacts of the COVID-19 global pandemic. Such impacts have included significant volatility in the global stock markets, a 150-basis-point reduction in the target federal funds rate, the enactment of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, including the Payroll Protection Program administered by the Small Business Administration, and a variety of local, state and federal restrictions, measures and guidance. While many businesses resumed operations towards the end of the second quarter of 2020, the number of COVID-19 cases continues to increase and the duration of the impact still remains uncertain. We expect to see continued volatility in the economic markets and government responses to the COVID-19 pandemic. These changing conditions and governmental responses could have impacts on our balance sheet and statement of operations for the remainder of the year or longer.

Health and Safety

We have taken proactive, aggressive action to protect the health and safety of our employees, customers, partners and other counterparties. We have implored employees to continue to work from home and have strict requirements for employees who must enter our corporate office, such as body temperature documentation, mask requirements, and scheduling that limits physical employee interaction. We have continued our travel suspension and workspace disinfection. We expect to continue to implement these and other measures as appropriate.

Customer Demand

At the onset of the pandemic, as a result of government-mandated stay-at-home orders, some of our customers were impacted and forced to cease operations. Customer closings primarily impacted revenue for our Batiste Dry Shampoo distributed products during the last part of March 2020. Shipments to our major Batiste Dry Shampoo customers resumed in May 2020, but at lower levels than preceded the epidemic. Any other customer closures or restrictions would negatively impact our business.

Liquidity

Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on our future results, we believe our business model, our current cash reserves, available COVID-19 relief programs and our new debt agreement with UMB leave us well-positioned to manage our business through this crisis as it continues to develop and will be sufficient to meet our operational cash needs during the next twelve months. Certain of our customers previously delayed payment as a result of the outbreak, but those customers resumed regular payment terms during the second quarter of 2020.

Supply Chain and Outsourcing Partners

As a result of COVID-19, we have encountered various supply chain disruptions impacting the availability of inputs for our finished goods products. We have been proactively identifying alternative sources for delayed raw materials and our highest demand products remain unaffected. All of our outsourcing partners, including contract manufacturing plants and third-party logistics warehouses, have remained open during the entirety of COVID-19.

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

Results of Operations

Three months ended June 30, 2020 compared to three months ended June 30, 2019

	Three Months Ended June 30, (in thousands)
			Increase / (Decrease)
	2020	2019	$	%
Net sales	$6,083	$6,382	$(299)	(4.7%)
Cost of sales	3,215	4,442	(1,227)	(27.6%)
Gross profit	2,868	1,940	928	47.8%
Gross margin	47.1%	30.4%

Operating expenses:
Advertising	141	202	(61)	(30.2%)
Selling	1,614	1,354	260	19.2%
General and administrative	1,503	1,158	345	29.8%
Total operating expenses	3,258	2,714	544	20.0%
Loss from operations	(390)	(774)	384	49.6%

Interest income	2	30	(28)	(93.3%)
Interest expense	(74)	(4)	(70)	(1,750.0%)
Gain on sale of equipment	-	110	(110)	(100.0%)
Other income	350	-	350	100.0%
Loss before income taxes	(112)	(638)	526	82.4%
Income tax benefit (expense)	34	(78)	112	143.6%
Net loss	$(78)	$(716)	$638	89.1%

Decrease in net loss primarily due to the following:

•

Increase in gross profit primarily attributable to the introduction of our Kids N Pets and SLG One products during the fourth quarter of 2019, a margin increase for our Denorex products due to its production outsourcing, and lower costs associated with certain of our brands for which manufacturing was outsourced during the second quarter of 2020.

•	Other income associated with the termination of our exclusive distribution agreement with MJ.
•	Income tax benefit during the three months ended June 30, 2020.
•	The decrease in net loss was partially offset by:
o	Decrease in Batiste Dry Shampoo sales due to customer closures and a decrease in 7th Heaven skin care sachet sales due to the termination of our exclusive distribution agreement with MJ.
o	$300 of costs and expenses associated with our manufacturing and logistics transition and professional services associated with our recent acquisition.
o	Gain on sale of equipment during 2019.

Segment Results

Household Products

The following table shows comparative net sales, gross margin, gross profit, income from operations, volume and percentage changes for household products between periods:

	Three Months Ended June 30, (in thousands)
			Increase / (Decrease)
	2020	2019	$	%
Net sales	$2,272	$1,233	$1,039	84.3%
Gross profit	$1,338	$572	$766	133.9%
Gross margin	58.9%	46.4%
Income from operations	$202	$15	$187	1,246.7%
•

Household products increase in net sales and income from operations was primarily attributable to our Kids N Pets acquisition and the introduction of our new SLG One product, both of which drove higher margins for our household products segment.

Personal Care Products

The following table shows comparative net sales, gross margin, gross profit, loss from operations, volume and percentage changes for personal care products between periods:

	Three Months Ended June 30, (in thousands)
			Increase / (Decrease)
	2020	2019	$	%
Personal care net sales
Net sales - distributed products	$1,216	$2,474	$(1,258)	(50.8%)
Net sales - manufactured products	2,595	2,675	(80)	(3.0%)
Total personal care net sales	$3,811	$5,149	$(1,338)	(26.0%)

Gross profit	$1,530	$1,368	$162	11.8%
Gross margin	40.1%	26.6%
Loss from operations	$(592)	$(789)	$197	25.0%
•

Net sales of distributed personal care products decreased primarily due to lower Batiste sales as a result of COVID-19 customer closures and the termination of our exclusive distribution agreement with MJ.

•

Net sales of manufactured personal care products decreased primarily due to lower sales of Denorex as a result of supply chain issues for sourcing certain raw materials, which was caused by the COVID-19 pandemic.

•

Decrease in loss from operations was attributable to increased gross margin as a percentage of net sales, which was primarily the result of initial increased margins for our Prell and Denorex brands driven by decreased costs of goods from outsourcing in the second quarter of 2020 and the middle of 2019, respectively.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

	Six Months Ended June 30, (in thousands)
			Increase / (Decrease)
	2020	2019	$	%
Net sales	$13,937	$13,187	$750	5.7%
Cost of sales	7,605	8,642	(1,037)	(12.0%)
Gross profit	6,332	4,545	1,787	39.3%
Gross margin	45.4%	34.5%

Operating expenses:
Advertising	362	386	(24)	(6.2%)
Selling	3,203	3,012	191	6.3%
General and administrative	2,907	2,381	526	22.1%
Total operating expenses	6,472	5,779	693	12.0%
Loss from operations	(140)	(1,234)	1,094	88.7%

Interest income	3	61	(58)	(95.1%)
Interest expense	(78)	(9)	(69)	(766.7%)
Gain on sale of equipment	-	110	(110)	(100.0%)
Other income	350	-	350	100.0%
Income (loss) before income taxes	135	(1,072)	1,207	112.6%
Income tax benefit	64	26	38	146.2%
Net income (loss)	$199	$(1,046)	$1,245	119.0%

Change in net income (loss) primarily due to the following:

•

Increase in gross profit primarily attributable to the introduction of our Kids N Pets and SLG One products during the fourth quarter of 2019, a margin increase for our Denorex products due to outsourcing during the middle of 2019, and lower costs associated with certain of our brands for which manufacturing was outsourced during the second quarter of 2020.

•	Other income associated with the termination of our exclusive distribution agreement with MJ.
•	Increase in income tax benefit.
•	The change in net income (loss) was partially offset by:
o	$465 of costs and expenses associated with our manufacturing and logistics transition, as well as staffing for and professional services associated with our recent acquisition.
o	Gain on sale of equipment during 2019.

Segment Results

Household Products

The following table shows comparative net sales, gross margin, gross profit, income (loss) from operations, volume and percentage changes for household products between periods:

	Six Months Ended June 30, (in thousands)
			Increase / (Decrease)
	2020	2019	$	%
Net sales	$4,404	$2,437	$1,967	80.7%
Gross profit	$2,427	$1,108	$1,319	119.0%
Gross margin	55.1%	45.5%
Income (loss) from operations	$253	$(155)	$408	263.2%

•

Household products increase in net sales and income from operations was primarily attributable to our Kids N Pets acquisition and the introduction of our new SLG One product, both of which drove higher margins for our household products segment.

Personal Care Products

The following table shows comparative net sales, gross margin, gross profit, income (loss) from operations, volume and percentage changes for personal care products between periods:

	Six Months Ended June 30, (in thousands)
			Increase / (Decrease)
	2020	2019	$	%
Personal care net sales
Distributed products	$4,121	$4,811	$(690)	(14.3%)
Manufactured products	5,412	5,939	(527)	(8.9%)
Total personal care net sales	$9,533	$10,750	$(1,217)	(11.3%)

Gross profit	$3,905	$3,437	$468	13.6%
Gross margin	41.0%	32.0%
Loss from operations	$(393)	$(1,079)	$686	63.6%
•

Net sales of distributed personal care products decreased primarily due to lower Batiste sales during the second quarter of 2020, as a result of COVID-19 customer closures, and the termination of our exclusive distribution agreement with MJ.

•

Net sales of manufactured personal care products decreased primarily due to lower sales to China of Alpha® Skin Care and lower sales of Denorex as a result of supply chain issues for sourcing certain raw materials during the second quarter of 2020, which was caused by the COVID-19 pandemic.

•

Decrease in loss from operations was attributable to increased gross margin as a percentage of net sales, which was primarily the result of increased margins for our Prell and Denorex brands driven by decreased costs of goods from outsourcing in the second quarter of 2020 and the middle of 2019, respectively.

Liquidity and Capital Resources

Financing Agreements

Please see Note 7 to our Condensed Consolidated Financial Statements for information on our Credit Agreement with Chase and Note 10 to our Condensed Consolidated Financial Statements for detail regarding our new Loan Agreement with UMB, which replaced our Credit Agreement with Chase on July 1, 2020.

Liquidity and Changes in Cash Flows

At June 30, 2020, we had our maximum commitment of $4,000 available and unused on our revolving credit facility with Chase, and approximately $5,877 in cash on hand, an increase of $4,783 when compared to the balance as of December 31, 2019. On July 1, 2020, we terminated our revolving credit facility with Chase and entered into the Loan Agreement with UMB, under which we will have a maximum commitment of $3,000 under a term loan and a $7,000 maximum revolving commitment, the availability of which is dependent upon our accounts receivable and inventory balances. On July 1, 2020, we used $3,000 of term debt and drew $3,006 from the UMB revolving credit facility to fund the CR Brands Acquisition.

The following is a summary of cash provided by or (used in) each of the indicated types of activities:

	Six Months Ended June 30, (in thousands)
			Increase / (Decrease)
	2020	2019	$	%
Operating activities	$4,578	$1,675	$2,903	173.3%
Investing activities	346	9	337	3,744.4%
Financing activities	(141)	41	(182)	(443.9%)
•

Net cash from operating activities was primarily the result of reducing a large finished goods inventory balance we built heading into our outsourcing of manufacturing and logistics, selling back $1,000 of inventory to MJ in conjunction with the termination agreement, and improved profit margins associated with new and outsourced products.

•

Net cash from investing activities was related to our sale of fixed assets to Elevation Labs on March 10, 2020 and proceeds from the termination of our exclusive MJ distribution agreement, which were partially offset by reimbursable payments for leasehold improvements associated with our new corporate headquarters.

•	Net cash used in financing activities for deferred financing costs related to our new Loan Agreement.

We anticipate that our existing cash and our anticipated future cash flow from operations, together with our Loan Agreement, will be sufficient to meet our cash requirements for the 12 months following the filing date of this Report. During 2020, we expect to incur additional capital expenditures associated with our ERP system implementation beginning at the end of 2020. These capital expenditures are fixed and recurring monthly payments for implementation services and we have already paid for our ERP software.

Subsequent Events

On June 25, 2020, we entered into the Purchase Agreement with CR Brands and Sweep, pursuant to which we agreed to purchase from Sellers substantially all of the assets, properties, rights and interests of Sellers primarily used in the business of designing, formulating, marketing and selling laundry care products to retail and wholesale customers under the Biz® and Dryel® brand names. The transactions contemplated by the Purchase Agreement were consummated on July 1, 2020.  The total consideration we paid for the Business was $9,250, plus an amount equal to the value of the Business-related inventory (including raw materials, work-in-progress inventory, finished goods and bill of material expense items) as of the closing, up to a maximum of $1,700, plus an earnout that will be paid following the second anniversary of the closing, the amount of which is based on sales to a certain new customer.

On July 1, 2020, we entered into a Loan Agreement with UMB, as lender, pursuant to which UMB provided a term loan and a revolving credit facility that was used to finance a portion of the Acquisition and to repay amounts owed under, and terminate, our Credit Agreement with Chase and will be used for working capital in the future. The term loan amount is $3,000 with monthly payments fully amortized over three years and interest at the LIBOR Rate + 4.5%, with a floor of 5.5%. The revolving credit facility amount is up to $7,000 with interest at the LIBOR Rate + 3.75%, with a floor of 4.75%. The revolving credit facility will terminate on July 1, 2023 or any earlier date on which the revolving commitment is otherwise terminated pursuant to the Loan Agreement. The loans are secured by all of the assets of the Company and all of its subsidiaries.

On July 1, 2020, we used $3,000 of term debt and drew $3,006 from the UMB revolving credit facility to fund the CR Brands Acquisition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2020, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and subsequent quarterly reports on Form 10-Q, which could materially affect our business, financial condition or future results.

Disruptions in our supply chain and other factors affecting the distribution of our finished goods inventory could adversely impact our business.

A disruption within our logistics or supply chain network could adversely affect our ability to maintain appropriate inventory or deliver products in a timely manner, which could impair our ability to meet customer demand for products and result in lost sales, increased supply chain costs, or damage to our reputation. As a result of COVID-19, we have encountered shortages of raw materials for certain of our products, which has prevented us from meeting certain customer demands for our products. COVID-19 could also negatively impact the operations of our third-party manufacturing and logistics partners, resulting in an adverse impact to our ability to meet customer demand. Disruption to our supply chain and manufacturing and logistics partners is not limited to COVID-19, as other factors beyond our control could also result in a negative impact to our financial performance and condition.

ITEM 6.	EXHIBITS

Exhibit Number	Document
10.1	CR Brands Asset Purchase Agreement, dated June 25, 2020, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on July 1, 2020.
10.2	UMB Loan and Security Agreement, dated July 1, 2020, incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K, filed on July 1, 2020.
10.3

Amendment to Employee At Will, Non-Disclosure, Non-Compete and Development and Assignment Agreement, dated June 25, 2020, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 1, 2020.

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

Date: August 11, 2020