Form 10-Q
period 2020-09-30
Scott's Liquid Gold - Inc.
filed 2020-11-12
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, the registrant had 12,612,963 shares of its common stock, $0.10 par value per share, outstanding.

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

•	continuation of our distributorship agreement for Batiste Dry Shampoos;
•	a continued shift in the retail market from food and drug stores to mass merchandisers, club stores, dollar stores, e-commerce retailers, and subscription services;
•	competition from large consumer products companies in the United States;
•	competitive factors, including any decrease in distribution of (i.e., retail stores carrying) our significant products;
•	new competitive products and/or technological changes;
•	the need for effective advertising of our products and limited resources available for such advertising;
•	unfavorable economic conditions;
•	changing consumer preferences and the continued acceptance of each of our significant products in the marketplace;
•	the degree of success of any new product or product line introduction by us;
•	the degree of success of the integration of product lines or businesses we may acquire;
•	the degree of success of our conversion to outsourced manufacturing and dependence on third-party manufacturers;
•	the availability of necessary raw materials, especially plastics including caps and bottles;
•	potential increases in raw material prices;
•	changes in the regulation of our products, including applicable environmental, U.S. and international Food and Drug Administration regulations and process-audit compliance;
•	the loss of any executive officer or other personnel;
•	future losses which could affect our liquidity;
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

PART I

ITEM 1.	FINANCIAL STATEMENTS.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	$7,197	$7,178	$21,134	$20,365
Cost of sales	3,973	4,235	11,578	12,877
Gross Profit	3,224	2,943	9,556	7,488

Operating expenses:
Advertising	169	105	531	491
Selling	2,168	1,369	5,371	4,381
General and administrative	1,377	1,223	4,284	3,604
Total operating expenses	3,714	2,697	10,186	8,476
(Loss) income from operations	(490)	246	(630)	(988)

Interest income	-	28	3	89
Interest expense	(137)	(5)	(215)	(14)
Gain on sale of equipment	-		-	110
Other income	-	-	350	-
(Loss) income before income taxes	(627)	269	(492)	(803)
Income tax benefit	110	118	174	144
Net (loss) income	$(517)	$387	$(318)	$(659)

Net (loss) income per common share
Basic	$(0.04)	$0.03	$(0.03)	$(0.05)
Diluted	$(0.04)	$0.03	$(0.03)	$(0.05)
Weighted average shares outstanding
Basic	12,480	12,462	12,468	12,435
Diluted	12,480	12,462	12,468	12,435

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except par value amounts)

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$174	$1,094
Accounts receivable, net	4,451	2,695
Inventories, net	5,747	7,841
Income taxes receivable	217	705
Property and equipment held for sale	-	500
Prepaid expenses	701	368
Other current assets	-	71
Total current assets	11,290	13,274

Property and equipment, net	129	124
Deferred tax asset	582	556
Goodwill	5,280	3,230
Intangible assets, net	15,105	8,719
Operating lease right-of-use assets	3,048	188
Other assets	38	-
Total assets	$35,472	$26,091

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,959	$1,809
Accrued expenses	589	422
Current portion of long-term debt	1,000	-
Operating lease liabilities, current portion	301	197
Total current liabilities	4,849	2,428

Long-term debt, net of current portion and debt issuance costs	4,031	-
Operating lease liabilities, net of current	2,977	19
Other liabilities	143	27
Total liabilities	12,000	2,474

Shareholders’ equity:
Preferred stock, no par value, authorized 20,000 shares; no shares issued and outstanding	-	-
Common stock; $0.10 par value, authorized 50,000 shares; issued and outstanding 12,513 shares (2020) and 12,462 shares (2019)	1,251	1,246
Capital in excess of par	7,418	7,250
Retained earnings	14,803	15,121
Total shareholders’ equity	23,472	23,617
Total liabilities and shareholders’ equity	$35,472	$26,091

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Capital in Excess of Par	Retained Earnings	Total
Balance, December 31, 2019	12,462	$1,246	$7,250	$15,121	$23,617
Stock-based compensation	-	-	36	-	36
Net income	-	-	-	277	277
Balance, March 31, 2020	12,462	$1,246	$7,286	$15,398	$23,930
Stock-based compensation	-	-	35	-	35
Net loss	-	-	-	(78)	(78)
Balance, June 30, 2020	12,462	$1,246	$7,321	$15,320	$23,887
Stock-based compensation	-	-	35	-	35
Stock options exercised	51	5	62	-	67
Net loss	-	-	-	(517)	(517)
Balance, September 30, 2020	12,513	$1,251	$7,418	$14,803	$23,472

Balance, December 31, 2018	12,408	$1,241	$7,063	$15,778	$24,082
Stock-based compensation	-	-	42	-	42
Net loss	-	-	-	(330)	(330)
Balance, March 31, 2019	12,408	$1,241	$7,105	$15,448	$23,794
Stock-based compensation	-	-	42	-	42
Stock options exercised	51	5	36	-	41
Net loss	-	-	-	(716)	(716)
Balance, June 30, 2019	12,459	$1,246	$7,183	$14,732	$23,161
Stock-based compensation	-	-	35	-	35
Stock options exercised	3		2	-	2
Net income	-	-	-	387	387
Balance, September 30, 2019	12,462	$1,246	$7,220	$15,119	$23,585

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(318)	$(659)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	976	552
Stock-based compensation	106	119
Deferred income taxes	(26)	(150)
Gain on sale of equipment	-	(110)
Change in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(1,756)	336
Inventories	3,373	787
Prepaid expenses and other assets	(200)	196
Income taxes receivable	488	1
Accounts payable, accrued expenses, and other liabilities	1,659	40
Total adjustments to net loss	4,620	1,771
Net cash provided by operating activities	4,302	1,112

Cash flows from investing activities:
Acquisition	(10,529)	-
Proceeds from sale of property and equipment	500	110
Purchase of internal-use software	-	(286)
Purchase of property and equipment	(17)	(101)
Cash paid for leasehold improvements	(484)	-
Reimbursement for leasehold improvements	247	-
Net cash used in investing activities	(10,283)	(277)

Cash flows from financing activities:
Proceeds from revolving credit facility	6,525	-
Repayments of revolving credit facility	(3,795)	-
Proceeds from term loan	3,000	-
Repayments of term loan	(167)	-
Proceeds from PPP loan	600	-
Repayment of PPP loan	(600)	-
Payments for debt issuance costs	(569)	-
Proceeds from exercise of stock options	67	43
Net cash provided by financing activities	5,061	43

Net (decrease) increase in cash and cash equivalents	(920)	878

Cash and cash equivalents, beginning of period	1,094	6,232
Cash and cash equivalents, end of period	$174	$7,110

Supplemental disclosures:
Cash paid during the period for interest	$23	$14

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

The unaudited Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statements of Cash Flows included in this Report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2020 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the period ended September 30, 2020 are not necessarily indicative of the operating results for the full year.

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

Inventories were comprised of the following at:

	September 30, 2020	December 31, 2019
Finished goods	$4,621	$5,730
Raw materials	1,203	2,218
Inventory reserve for obsolescence	(77)	(107)
	$5,747	$7,841

Our remaining raw materials balance is to be sold to contract manufacturing partners based on production demand.

(g)	Property and Equipment

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

Internal-use software costs recognized as an intangible asset relates to capitalizable costs of computer software obtained for internal-use as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40-30-1. All other internal-use software costs are expensed as incurred by the Company. Amortization is recorded straight-line over the estimated useful life of the software once the software is ready for its intended use. As of September 30, 2020, our internal-use software was not ready for its intended use. The estimated useful life for internal-use software will be determined and periodically reassessed based on considerations for obsolescence, technology, competition, and other economic factors.

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

The effective tax rate for the nine months ended September 30, 2020 and 2019 was 35.4% and 17.9% respectively, which can differ from the statutory income tax rate due to permanent book-to-tax differences.

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

Customer allowances for trade promotions and allowance for doubtful accounts are included in net accounts receivable on the condensed consolidated balance sheets and were as follows at:

	September 30, 2020	December 31, 2019
Trade promotions	$1,482	$943
Allowance for doubtful accounts	55	51
	$1,537	$994

(n)	Advertising Costs

We expense advertising costs as incurred.

(o)	Stock-Based Compensation

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

(p)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, repairs, maintenance, and other indirect costs, as well as warehousing and distribution costs. We classify freight-out as selling expenses. Other selling expenses consist primarily of costs for sales and sales support personnel, brokerage commissions, and promotional costs. Freight-out costs included in selling expenses totaled $680 and $568 for the three months ended September 30, 2020 and 2019, respectively, and totaled $1,987 and $1,789 for the nine months ended September 30, 2020 and 2019, respectively.

General and administrative expenses consist primarily of wages and benefits associated with management and administrative support departments, business insurance costs, professional fees, office facility related expenses, and other general support costs.

(q)	Recently Issued Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The new guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public companies, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. We continue to assess the impact of this guidance.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The purpose of ASU 2020-04 is to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This guidance primarily provides temporary optional expedients which simplify the accounting for contract modifications to existing debt agreements expected to arise from the market transition from LIBOR to alternative reference rates. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply amendments prospectively through December 31, 2022. The optional expedients were available to be used upon issuance of this guidance but we have not yet applied the guidance because we have not yet modified any of our existing contracts for reference rate reform. The Company is currently assessing the impact of ASU 2020-04 on our Condensed Consolidated Financial Statements.

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

During the nine months ended September 30, 2020, we did not grant any options to acquire shares of our common stock or any restricted stock units. No restricted stock units vested during the nine months ended September 30, 2020.

Compensation cost related to stock options totaled $60 and $119 in the nine months ended September 30, 2020 and 2019, respectively. Approximately $113 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next two years, depending on the vesting provisions of the options. There was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible.

Compensation cost related to RSUs totaled $46 for the nine months ended September 30, 2020. Approximately $129 of total unrecognized compensation costs related to non-vested RSUs is expected to be recognized ratably until on or around November 14, 2022.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common shares outstanding, beginning of the period	12,462	12,460	12,462	12,408
Weighted average common shares issued	18	2	6	27
Weighted average number of common shares outstanding	12,480	12,462	12,468	12,435
Dilutive effect of common share equivalents	-	-	-	-
Diluted weighted average number of common shares outstanding	12,480	12,462	12,468	12,435

Common stock equivalents (in thousands) that have been excluded from the calculation of earnings per share because they would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	258	687	258	267

Note 4.	Segment Information

We operate in two different segments: household products and personal care products. We have chosen to organize our business around these segments based on differences in the products sold. Accounting policies for our segments are the same as those described in Note 1. We evaluate segment performance based on segment income or loss from operations.

The following provides information on our segments for the three and nine months ended September 30:

	Three Months Ended September 30, 2020
	Household Products	Personal Care Products	Total
Net sales	$4,178	$3,019	$7,197
Income (loss) from operations	(90)	(400)	(490)
Depreciation and amortization	297	157	454

	Three Months Ended September 30, 2019
	Household Products	Personal Care Products	Total
Net sales	$1,137	$6,041	$7,178
Income (loss) from operations	10	236	246
Capital and intangible asset expenditures	286	-	286
Depreciation and amortization	21	162	183

	Nine Months Ended September 30, 2020
	Household Products	Personal Care Products	Total
Net sales	$8,582	$12,552	$21,134
Income (loss) from operations	163	(793)	(630)
Capital and intangible asset expenditures	17	-	17
Depreciation and amortization	506	470	976

	Nine Months Ended September 30, 2019
	Household Products	Personal Care Products	Total
Net sales	$3,574	$16,791	$20,365
Loss from operations	(145)	(843)	(988)
Capital and intangible asset expenditures	387	-	387
Depreciation and amortization	63	489	552

Note 5.	Acquisitions

On October 1, 2019, we entered into an Asset Purchase Agreement (the “Paramount Purchase Agreement”) with Paramount Chemical Specialties, Inc. (“Paramount”). Pursuant to the Purchase Agreement, we purchased all of Paramount’s intangible assets, finished goods inventory, and assets used in connection with the manufacture, sale and distribution of the Kids N Pets® and Messy Pet® brands (collectively, the “Paramount Acquisition”). The Company concluded that the Paramount Acquisition qualified as a business combination under ASC 805. The total cash consideration paid for the Paramount Acquisition was $5,583. The Paramount Acquisition included contingent consideration we valued at $27.

On June 25, 2020, we entered into an Asset Purchase Agreement (the “CR Brands Purchase Agreement”) with CR Brands, Inc., a Delaware corporation (“CR Brands”), and Sweep Acquisition Company, a Delaware corporation (“Sweep” and together with CR Brands, “Sellers”), pursuant to which we agreed to purchase from Sellers substantially all of the assets, properties, rights and interests of Sellers primarily used in the business of designing, formulating, marketing and selling laundry care products to retail and wholesale customers under the Biz® and Dryel® brand names. The transactions contemplated by the CR Brands Purchase Agreement were consummated on July 1, 2020 (the “CR Brands Acquisition”).  The Company concluded that the CR Brands Acquisition qualified as a business combination under ASC 805. The total cash consideration paid for the CR Brands Acquisition was $10,529. The CR Brands Acquisition included contingent consideration we valued at $35.

Both acquisitions and related financial information are part of our household segment.

(a)	Purchase Price Allocation

The following summarizes the aggregate fair values of the assets acquired as part of the Paramount Acquisition:

Inventories	$306
Intangible assets	3,595
Goodwill	1,709
Total assets acquired	$5,610

The following summarizes the aggregate fair values of the assets acquired as part of the CR Brands Acquisition:

Inventories	$1,279
Intangible assets	7,235
Goodwill	2,050
Total assets acquired	$10,564

Intangible assets for the Paramount Acquisition consist of the following:

	Intangible Assets	Useful Life
Customer relationships	$2,330	10 to 13 years
Trade names	880	10 to 25 years
Formulas and batching processes	370	10 years
Non-compete	15	5 years
	$3,595

Intangible assets for the CR Brands Acquisition consist of the following:

	Intangible Assets	Useful Life
Customer relationships	$4,500	9 years
Trade names	1,780	20 years
Formulas and batching processes	930	8 years
Non-compete	25	5 years
	$7,235

In addition to the assets described above, the Company recorded a $27 and a $35 liability associated with contingent consideration for the Paramount Acquisition and CR Brands Acquisition, respectively, which are presented in other liabilities on the consolidated balance sheets.

The estimates of the fair value of the assets acquired assumed at the date of the Paramount Acquisition and the CR Brands Acquisition are subject to adjustment during the measurement period (up to one year from each acquisition date). The primary areas of the accounting for the Paramount Acquisition and CR Brands Acquisition that are not yet finalized relate to the fair value of intangible assets acquired, residual goodwill and any related tax impact. The fair value of these net assets acquired is based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While the Company believes that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired, it evaluates any necessary information prior to finalization of the fair value. During the measurement period, the Company will adjust assets if new information is obtained about facts and circumstances that existed as of the date of the Paramount Acquisition and CR Brands Acquisition that, if known, would have resulted in the revised estimated values of those assets as of that date. The impact of all changes that do not qualify as measurement period adjustments are included in current period earnings. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could be subject to a possible impairment of the intangible assets or goodwill, or require acceleration of the amortization expense of intangible assets in subsequent periods.

(b)	Pro Forma Results of Operations (Unaudited)

The following table summarizes selected unaudited pro forma condensed consolidated statements of operations data for the three and nine months ended September 30, 2019, as if the Paramount Acquisition had been completed on January 1, 2019.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Net sales	$7,973	$22,749
Net income (loss)	486	(362)

The following tables summarize selected unaudited pro forma condensed consolidated statements of operations data for the three and nine months ended September 30, 2020 and September 30, 2019, as if the CR Brands Acquisition had been completed on January 1, 2019.

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Net sales	$8,976	$26,471
Net (loss) income	(176)	272

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Net sales	$9,941	$28,655
Net income	738	393

This selected unaudited pro forma condensed consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the Paramount Acquisition and the CR Brands Acquisition had been completed on that date. Moreover, this information does not indicate what our future operating results will be. The information for 2019 prior to the Paramount Acquisition and for 2019 and 2020 prior to the CR Brands Acquisition is based on prior accounting records maintained by Paramount and CR Brands. In some cases, Paramount’s and CR Brands’ accounting policies may differ materially from accounting policies adopted by the Company following the Paramount Acquisition and the CR Brands Acquisition.

The pro forma amounts above reflect the application of accounting policies and adjustment of the results of the Paramount Acquisition and CR Brands Acquisition to reflect: (1) the additional amortization that would have been charged to the acquired intangible assets; (2) additional interest expense relating to the borrowings on our Chase line of credit and UMB term loan and revolving credit facility, respectively; and (3) the tax impacts.

Note 6.	Goodwill and Intangible Assets

Goodwill and intangible assets, which are related to our acquisition of our Prell®, Denorex®, Kids N Pets®, Biz® and Dryel® brands, consisted of the following:

	As of September 30, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets:
Customer relationships	$10,852	$2,024	$8,828	$6,352	$1,455	$4,897
Trade names	5,022	737	4,285	3,242	563	2,679
Formulas and batching processes	1,969	303	1,666	1,039	204	835
Internal-use software (not placed in service)	286	-	286	286	-	286
Non-compete agreement	66	26	40	41	19	22
	18,195	3,090	15,105	10,960	2,241	8,719
Goodwill			5,280			3,230
Total intangible assets			$20,385			$11,949

Amortization expense for the three months ended September 30, 2020 and 2019 was $401 and $155, respectively. Amortization expense for the nine months ended September 30, 2020 and 2019 was $849 and $310, respectively.

Estimated amortization expense for 2020 and subsequent years is as follows:

2020 (remaining)	$401
2021	1,604
2022	1,601
2023	1,601
2024	1,600
Thereafter	8,012
Total	$14,819

Note 7.	Long-Term Debt and Line-of-Credit

On July 1, 2020, we entered into a Loan and Security Agreement (the “Loan Agreement”) with UMB Bank, N.A. (“UMB”) and we terminated our Credit Agreement, dated June 30, 2016, with JPMorgan Chase Bank, N.A., (as amended, the “Prior Credit Agreement”). Under the Loan Agreement we obtained a $3,000 term loan, with equal monthly payments fully amortized over three years, and interest at the LIBOR Rate + 4.50% with a floor of 5.50%, and a revolving credit facility, with a maximum commitment of $7,000 with interest at the LIBOR Rate + 3.75%, with a floor of 4.75%. The revolving credit facility will terminate on July 1, 2023, unless terminated earlier pursuant to the terms of the Loan Agreement. The loans are secured by all of the assets of the Company and all of its subsidiaries.

The Loan Agreement requires, among other affirmative, negative and financial covenants, that we maintain a Fixed Charge Coverage Ratio of no less than 1.20 to 1.0, determined on a monthly basis. The Loan Agreement also contains covenants typical of transactions of this type, including among others, limitations on the our ability to: create, incur or assume any indebtedness or lien on our assets; pay dividends or make other distributions; redeem, retire or acquire outstanding common stock, options, warrants or other rights; make fundamental changes to our corporate structure or business; make investments or sell assets; or engage in certain other activities as set forth in the Loan Agreement.

The Company was in compliance with the Loan Agreement financial covenants as of September 30, 2020.

As of September 30, 2020, our term loan and revolving credit facility had an outstanding balance of $2,730 and $2,833, respectively, with an all-in interest rate of 5.50% and 4.75%, respectively. Unamortized loan costs were $532 as of September 30, 2020.

As of September 30, 2020, the total principal payments due on our outstanding debt were as follows:

	Revolving Credit Facility	Term Loan	Total
2020 (remaining)	$-	$250	$250
2021	-	1,000	1,000
2022	-	1,000	1,000
2023	2,833	480	3,313
Total minimum principal payments	$2,833	$2,730	$5,563

Note 8.	Leases

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

Information related to leases was as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Operating lease information:
Operating lease cost	$105	$250
Operating cash flows from operating leases	7	21
Net assets obtained in exchange for new operating lease liabilities	-	3,156

Weighted average remaining lease term in years	10.09	10.09
Weighted average discount rate	5.1%	5.1%

Future minimum annual lease payments are as follows:

2020 (remaining)	$40
2021	411
2022	399
2023	413
2024	420
Thereafter	2,586
Total minimum lease payments	$4,269
Less imputed interest	(991)

Total operating lease liability	$3,278

Note 9.	Income from Distribution Agreement Termination

On May 8, 2020, we entered into a settlement agreement with Montagne Jeunesse (“MJ”), the manufacturer of 7th Heaven skin care sachets, wherein both parties agreed to terminate our exclusive distribution agreement (the “Termination Agreement”). During the nine months ended September 30, 2020, we received two transition payments totaling $350, which is included in other income on the condensed consolidated statements of operations. Further, $1.0 million of inventory was repurchased by MJ during the nine months ended September 30, 2020.

Note 10.	Subsequent Events

On November 9, 2020, we executed the Fifth Amendment to the Customer Agreement with Church & Dwight, which extends the term of our distribution agreement through December 31, 2021, requires 120 days advance notice of non-renewal of future one-year terms, and adjusts the process for selling inventory after expiration or termination of the agreement. We have been a distributor for Church & Dwight since 2009.

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

COVID-19 Pandemic

During the first quarter of 2020, the global economy began experiencing a downturn related to the impacts of the COVID-19 global pandemic. Such impacts have included significant volatility in the global stock markets, a significant reduction in the target federal funds rate, the enactment of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, including the Payroll Protection Program (PPP) administered by the Small Business Administration (SBA), and a variety of local, state and federal restrictions, measures and guidance. While many businesses resumed operations towards the end of the second quarter of 2020, the number of COVID-19 cases continues to increase and the duration of the impact still remains uncertain. We expect to see continued volatility in the economic markets and government responses to the COVID-19 pandemic. These changing conditions and governmental responses could have impacts on our operating results for the remainder of the year or longer.

Supply Chain and Outsourcing Partners

As a result of COVID-19, we have encountered various supply chain disruptions impacting the availability of certain raw materials for our finished goods products. We have been proactively identifying alternative sources for delayed raw materials and our highest demand products remain unaffected. All of our outsourcing partners, including contract manufacturing plants and third-party logistics warehouses, have remained open during the entirety of COVID-19.

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

Results of Operations

Three months ended September 30, 2020 compared to three months ended September 30, 2019

	Three Months Ended September 30, (in thousands)
			Increase / (Decrease)
	2020	2019	$	%
Net sales	$7,197	$7,178	$19	0.3%
Cost of sales	3,973	4,235	(262)	(6.2%)
Gross profit	3,224	2,943	281	9.5%
Gross margin	44.8%	41.0%

Operating expenses:
Advertising	169	105	64	61.0%
Selling	2,168	1,369	799	58.4%
General and administrative	1,377	1,223	154	12.6%
Total operating expenses	3,714	2,697	1,017	37.7%
(Loss) income from operations	(490)	246	(736)	(299.2%)

Interest income	-	28	(28)	(100.0%)
Interest expense	(137)	(5)	(132)	(2,640.0%)
(Loss) income before income taxes	(627)	269	(896)	(333.1%)
Income tax benefit	110	118	(8)	(6.8%)
Net (loss) income	$(517)	$387	$(904)	(233.6%)

Net loss primarily due to the following:

•	Increase in selling expenses primarily associated with start-up expenses as part of our transition to logistic outsourcing.
•	Increase in general and administrative expenses primarily due to acquisition-related expenses.
•	Interest expense associated with our UMB Loan Agreement.
•	Decrease in tax benefit.
•

Partially offset by an increase in gross profit primarily attributable to the introduction of our Kids N Pets and SLG One products during the fourth quarter of 2019, the introduction of our Biz and Dryel products during the third quarter of 2020, and a margin increase for our brands where manufacturing was outsourced during the second quarter of 2020.

Segment Results

Household Products

The following table shows comparative net sales, gross margin, gross profit, (loss) income from operations, volume and percentage changes for household products between periods:

	Three Months Ended September 30, (in thousands)
			Increase / (Decrease)
	2020	2019	$	%
Net sales	$4,178	$1,137	$3,041	267.5%
Gross profit	$1,824	$532	$1,292	242.9%
Gross margin	43.7%	46.8%
(Loss) income from operations	$(90)	$10	$(100)	(1,000.0%)
•

Household products increase in net sales was primarily attributable to our Kids N Pets, Biz and Dryel acquisitions and the introduction of our new SLG One product. Loss from operations was primarily attributable outsource transition costs and acquisition-related expenses.

Personal Care Products

The following table shows comparative net sales, gross margin, gross profit, (loss) income from operations, volume and percentage changes for personal care products between periods:

	Three Months Ended September 30, (in thousands)
			Increase / (Decrease)
	2020	2019	$	%
Personal care net sales
Net sales - distributed products	$943	$3,331	$(2,388)	(71.7%)
Net sales - manufactured products	2,076	2,710	(634)	(23.4%)
Total personal care net sales	$3,019	$6,041	$(3,022)	(50.0%)

Gross profit	$1,400	$2,411	$(1,011)	(41.9%)
Gross margin	46.4%	39.9%
(Loss) income from operations	$(400)	$236	$(636)	(269.5%)
•

Net sales and gross profit of distributed personal care products decreased primarily due to lower Batiste sales as a resulting from reduced store traffic due to COVID-19 and the termination of our exclusive distribution agreement with MJ.

•

Net sales and gross profit of manufactured personal care products decreased primarily due to lower sales of Denorex, Diabetic and Prell resulting from COVID-related reduced store traffic and COVID-related raw material supply chain issues.

•	Decrease in net sales was partially offset by increased gross margin primarily driven by decreased costs of goods from outsourcing during 2020.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

	Nine Months Ended September 30, (in thousands)
			Increase / (Decrease)
	2020	2019	$	%
Net sales	$21,134	$20,365	$769	3.8%
Cost of sales	11,578	12,877	(1,299)	(10.1%)
Gross profit	9,556	7,488	2,068	27.6%
Gross margin	45.2%	36.8%

Operating expenses:
Advertising	531	491	40	8.1%
Selling	5,371	4,381	990	22.6%
General and administrative	4,284	3,604	680	18.9%
Total operating expenses	10,186	8,476	1,710	20.2%
Loss from operations	(630)	(988)	358	36.2%

Interest income	3	89	(86)	(96.6%)
Interest expense	(215)	(14)	(201)	(1,435.7%)
Gain on sale of equipment	-	110	(110)	(100.0%)
Other income	350	-	350	100.0%
Loss before income taxes	(492)	(803)	311	38.7%
Income tax benefit	174	144	30	20.8%
Net loss	$(318)	$(659)	$341	51.7%

Decrease in net loss primarily due to the following:

•	Decreased cost of goods sold attributable to our move to an outsourcing model.
•	Increased net sales driven by our Kids N Pets, Biz, and Dryel acquisitions.
•	Other income associated with the termination of our exclusive distribution agreement with MJ.
•	Partially offset by:
o	Increased selling expenses primarily associated with start-up expenses as part of our transition to logistic outsourcing.
o	Increased general and administrative expenses primarily due to acquisition-related expenses.
o	Gain on sale of equipment during 2019.
o	Interest expense associated with our new UMB Loan Agreement.

Segment Results

Household Products

The following table shows comparative net sales, gross margin, gross profit, income (loss) from operations, volume and percentage changes for household products between periods:

	Nine Months Ended September 30, (in thousands)
			Increase / (Decrease)
	2020	2019	$	%
Net sales	$8,582	$3,574	$5,008	140.1%
Gross profit	$4,251	$1,640	$2,611	159.2%
Gross margin	49.5%	45.9%
Income (loss) from operations	$163	$(145)	$308	212.4%
•

Household products increase in net sales and income from operations was primarily attributable to our Kids N Pets, Biz and Dryel acquisitions and the introduction of our new SLG One product, as well as cost efficiencies gleaned from our outsourcing transition.

Personal Care Products

The following table shows comparative net sales, gross margin, gross profit, loss from operations, volume and percentage changes for personal care products between periods:

	Nine Months Ended September 30, (in thousands)
			Increase / (Decrease)
	2020	2019	$	%
Personal care net sales
Distributed products	$5,064	$8,147	$(3,083)	(37.8%)
Manufactured products	7,488	8,644	(1,156)	(13.4%)
Total personal care net sales	$12,552	$16,791	$(4,239)	(25.2%)

Gross profit	$5,305	$5,848	$(543)	(9.3%)
Gross margin	42.3%	34.8%
Loss from operations	$(793)	$(843)	$50	5.9%
•

Net sales of distributed personal care products decreased primarily due to lower Batiste sales resulting from reduced store traffic due to COVID-19, as well as the termination of our exclusive distribution agreement with MJ during the second quarter of 2020.

•

Net sales of manufactured personal care products decreased primarily due to lower sales of Alpha Skin Care, Denorex, Diabetic and Prell resulting from COVID-related reduced store traffic and COVID-related raw material supply chain issues.

•	Net sales decrease was primarily offset by higher gross margin due to our outsourcing transition.

Liquidity and Capital Resources

Financing Agreements

Please see Note 7 to our Condensed Consolidated Financial Statements for information on our Loan Agreement with UMB, which replaced our Prior Credit Agreement with Chase on July 1, 2020.

Liquidity and Changes in Cash Flows

At September 30, 2020, we had $4,069 available on our revolving credit facility with UMB, and approximately $174 in cash on hand, a decrease of $920 when compared to the balance as of December 31, 2019.

The following is a summary of cash provided by or (used in) each of the indicated types of activities:

	Nine Months Ended September 30, (in thousands)
			Increase / (Decrease)
	2020	2019	$	%
Operating activities	$4,302	$1,112	$3,190	286.9%
Investing activities	(10,283)	(277)	(10,006)	NM
Financing activities	5,061	43	5,018	NM
•	Net cash from operating activities was primarily due to our Kids N Pets, Biz, and Dryel acquisitions, as well as our improved margins driven by cost savings from outsourcing.
•	Net cash used in investing activities was related to our Biz and Dryel acquisition, partially offset by proceeds from the sale of property and equipment.
•	Net cash provided by financing activities was attributable to financing from our Loan Agreement with UMB.

We anticipate that our existing cash and our anticipated future cash flow from operations, together with our Loan Agreement, will be sufficient to meet our cash requirements for the 12 months following the filing date of this Report. Beginning on April 1, 2020, we expect to incur additional capital expenditures associated with our ERP system implementation. These capital expenditures are fixed and recurring monthly payments for implementation services and we have already paid for our ERP software.

Subsequent Events

On November 9, 2020, we executed the Fifth Amendment to the Customer Agreement with Church & Dwight, which extends the term of our distribution agreement through December 31, 2021, requires 120 days advance notice of non-renewal of future one-year terms, and adjusts the process for selling inventory after expiration or termination of the agreement. We have been a distributor for Church & Dwight since 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2020, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the nine months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A disruption within our logistics or supply chain network could adversely affect our ability to maintain appropriate inventory or deliver products in a timely manner, which could impair our ability to meet customer demand for products and result in lost sales, increased supply chain costs, or damage to our reputation. As a result of COVID-19, we have encountered shortages of raw materials for certain of our products, which has prevented us from meeting certain customer demands for our products. Along with many other industry participants, we have experienced great difficulty procuring containers and caps. Additionally, our industry has experienced severe can shortages, although we have not been impacted.

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

ITEM 6.	EXHIBITS

Exhibit Number	Document
10.1	Fifth Amendment to the Customer Agreement, dated as of October 15, 2020, between Church & Dwight Co., Inc. and Neoteric Cosmetics, Inc.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certification.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Furnished, not filed.

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

Date: November 12, 2020