Form 10-K
period 2020-12-31
Scott's Liquid Gold - Inc.
filed 2021-03-29
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2020, was $13,635,868.

The number of shares of Registrant’s Common Stock outstanding as of March 8, 2021 was 12,617,924.

Certain information required by Part III is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders for fiscal year ended December 31, 2020, to be filed within 120 days after December 31, 2020.

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

Overview

Scott’s Liquid Gold-Inc., a Colorado corporation, was incorporated on February 15, 1954. In this Report the terms “we”, “us” or “our” refer to Scott’s Liquid Gold-Inc. and our subsidiaries, collectively. We develop, market, and sell high-quality, high-value household and personal care products. Our business is divided into two operating segments; household products and personal care products. Our family of brands include:

•	Scott’s Liquid Gold®;
•	Alpha® Skin Care;
•	Prell®;
•	Denorex®;
•	Kids N Pets®;
•	Biz®; and
•	Dryel®.

We also act as the exclusive brand distributor in certain markets for Batiste Dry Shampoo.

Financial Information About Segments and Principal Products

The table set forth below shows the percentage of our net sales contributed by each operating segment during 2020 and 2019:

	% of Net Sales
	2020	2019
Household	43.9%	19.1%

Personal care
Distributed	22.8%	42.2%
Manufactured	33.3%	38.7%
Total personal care	56.1%	80.9%

For more financial information on our operating segments, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 to our Consolidated Financial Statements in Item 8.

Household Products

The principal products in our household products segment include:

•	Scott’s Liquid Gold® Wood Care;
•	Scott’s Liquid Gold® Floor Restore; and
•	Kids N Pets® and Messy Pet®;
•	Biz® and Dryel®.

Scott’s Liquid Gold® Wood Care has been our core product since our inception. It has been sold in the United States for over 70 years. Unlike leading furniture polishes, our higher quality product contains natural oils that penetrate the wood’s surface to clean, replace lost moisture, minimize the appearance of scratches and bring out the natural beauty of wood. Our Scott’s Liquid Gold® Floor Restore product is a quick and easy way to renew and protect hardwood floors.

On October 1, 2019, we acquired Kids N Pets® brands, which includes Messy Pet®. Founded in 1989, Kids N Pets® brands are award winning, safe, stain and odor removing products targeted toward households with children and pets. These high-quality, high-

value brands currently encompass six SKUs exceptional at controlling odor and cleaning up kid and pet accidents, and food and drink stains while being products that parents can feel safe using around their children and pets. Kids N Pets®’ primary sales channel is through retail stores such as Walmart and Home Depot, and online through properties such as such as Amazon and Chewy.

On July 1, 2020, we acquired Biz® and Dryel® brands. Biz is the top performing laundry additive in the market, utilizing a proprietary enzyme-based formula to fight stains and eliminate odors. It was established by Proctor & Gamble in 1968 and is sold in Powder, Liquid, and Liquid Booster Pack for a total of seven SKUs. Dryel is the market leader in the at-home dry cleaning category, representing approximately 65% of the at-home dry cleaning market in 2019.  It was established by Proctor & Gamble in 1998 and is sold primarily in a consumer starter kit with refills.

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

The table set forth below shows net sales to our significant customers as a percentage of consolidated net sales during 2020 and 2019:

	% of Net Sales
	2020	2019
Walmart Inc. ("Walmart")	29%	27%
Ulta	16%	26%

As is typical in our industry, we do not have long-term contracts with Walmart, Ulta, or any other retail customer.

We also use our websites for sales of our products directly to consumers. These sales accounted for approximately 2% of total net sales in 2020 and 2019, respectively.

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

Manufacturing and Suppliers

On March 10, 2020, we consummated an agreement with Colorado Quality Products LLC (“Elevation”), pursuant to which Elevation (i) acquired certain of our assets, which included all fixed assets utilized in the manufacturing and warehouse operations of the Company, (ii) assumed all of the Company’s obligations under its existing real property leases, (iii) manufactured certain products of the Company for a transitional period, and (iv) paid cash consideration of $500,000 (collectively, the “Elevation Transaction”).

Subsequent to the Elevation Transaction, we identified third-party logistics and contract manufacturing partners for our product lines. As of December 31, 2020, we no longer manufacture or ship any of our products directly to our retail partners.

Under our distribution agreement with Church & Dwight, we are the exclusive distributor of Batiste Dry Shampoo products in the specialty retailer channel in the United States. The specialty retailer channel includes primarily beauty supply stores, such as Ulta, apparel retailers and department stores. Church & Dwight retained the rights to sell Batiste products to the remainder of the market in the United States. The distribution agreement with Church & Dwight provides that we will not be permitted to manufacture, distribute or sell any products that are competitive with Batiste Dry Shampoo products. The initial pricing terms for the Batiste products were negotiated with Church & Dwight but may be increased by Church & Dwight at any time upon 90 days’ prior written notice of any price increase. On November 9, 2020, we executed the Fifth Amendment to the Customer Agreement with Church & Dwight, which extends the term of our distribution agreement through December 31, 2021, requires 120 days’ advance notice of non-renewal of future one-year terms, and adjusts the process for selling inventory after expiration or termination of the agreement. We have been a distributor for Church & Dwight since 2009.

Competition

Both the household and personal care product categories are highly competitive and innovative. We compete in both categories against a range of competitors, most of which are significantly larger and have greater financial resources, name recognition, innovation capabilities, and product and market diversification than us. We compete in both categories primarily on the basis of quality, brand recognition, and the distinguishing characteristics of our products. The wood care and laundry care product categories are dominated by a small number of companies that are significantly larger than us and each of these competitors produces several competing products. In the personal care category, several of our competitors are also significantly larger than us and each of these competitors produces several competing products.

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

Prior to the Elevation Transaction, our production facility was subject to Federal, state, and local regulations governing water quality, air quality, and waste related to stationary sources and we held required permits from the state of Colorado, which implements the delegated Federal programs. These programs regulate the emissions, discharges, and waste generated in the production of our products.

The laws and regulations applicable to our production facility will no longer impact us following the consummation of the Elevation Transaction.

Our advertising is subject to regulation under the Federal Trade Commission Act and related regulations, which prohibit false and misleading claims in advertising. Private and derivative labeling claims are common in this industry and can result in costly settlements and distraction of management. Changes in these regulations, or interpretations or enforcement of these regulations, could adversely affect our profitability, result in regulatory actions, or private or derivative claims.

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

Employees

As of December 31, 2020, we employed 36 people, which work in administrative, sales, advertising, marketing and operational functions. We believe our employees are critical to providing the public with high-quality, high-value products and find it crucial to continue to attract and retain experienced employees. We strive to offer a competitive compensation and benefits program, foster a community where everyone feels included and empowered to do to their best work, and give employees the opportunity to give back to their communities and make a social impact.

No contracts exist between us and any union. The compensation of our executive officers is subject to annual review by the Compensation Committee of our Board of Directors.

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

We will also provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics Policy. A request for our reports filed with the SEC or our Code of Business Conduct and Ethics Policy may be made to: Corporate Secretary, Scott’s Liquid Gold-Inc., 8400 East Crescent Parkway, Suite 450, Greenwood Village, Colorado 80111.

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

A disruption within our logistics or supply chain network could adversely affect our ability to maintain appropriate inventory or deliver products in a timely manner, which could impair our ability to meet customer demand for products and result in lost sales, increased supply chain costs, or damage to our reputation. As a result of COVID-19, we have encountered shortages of raw materials for certain of our products and delays in receiving finished goods product from contract manufacturers, which has prevented us from meeting certain customer demands for our products. Along with many other industry participants, we have experienced great difficulty procuring containers and caps.

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

COVID-19 disruptions could continue to impact our ability to meet debt requirements and lead to increased debt costs.

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

A significant part of our sales of personal care products are represented by Batiste Dry Shampoo products, which depends upon the continuation of our distributorship agreement with the manufacturer of these products.

If our distribution agreement with Church & Dwight is terminated, we would no longer be able to distribute Batiste Dry Shampoo products for Church & Dwight and sales in our personal care segment would be adversely affected. Sales of our distributed products represent a significant portion of our consolidated net sales, and the loss of those products could affect our relationships with customers who purchase those products from us.

On November 9, 2020, we renewed our distribution agreement with Church & Dwight, which extended the term of our distribution agreement through December 31, 2021. We have been a distributor for Church & Dwight since 2009 and have renewed our distribution agreement five times.

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

A continued change in the consumer product retail market may cause our sales to decline.

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

Raw materials required for our products are sourced are obtained from third party suppliers, some of which are sole source suppliers. We have no long-term contracts with such suppliers and are subject to cost increases. Manufacturers of our products may not have sufficient raw materials for production if there is a shortage in raw materials or other disruption in the supply chain or if suppliers terminate their relationships or are otherwise unable to supply raw materials. In addition, if our contract manufacturers change suppliers it could involve delays that restrict our ability to have our products manufactured or to buy products in a timely manner to meet delivery requirements of our customers. Suppliers of raw materials for our products can also be subject to the same risk with their vendors.

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

Labeling practices in our industry have recently experienced an increase of warning letters admonishing cosmetics manufacturers for promotional claims on their websites and product labels deemed by the FDA to blur the line between “cosmetics” and “drugs.” The increase of warning letters by the FDA has also triggered a wave of follow-on class action lawsuits against cosmetic manufacturers in general, including manufacturers not singled out via FDA warning letters. Any claims levied against us could result in costly settlements, distract management and have an adverse effect on our operating results.

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

We rely on a combination of laws, such as copyright, trademark and trade secret laws, as well as confidentiality provisions and limited licenses, to establish and protect our intellectual property. We have registered U.S. and foreign country trademarks, and HK NFS Limited (“HK NFS”) has contractually agreed to undertake steps to prevent counterfeiting of our products and to otherwise protect our trademarks in the PRC. These forms of intellectual property protection are critically important to our ability to establish and maintain our competitive position. However, it is possible that laws, contractual restrictions, and other efforts may not be sufficient to prevent misappropriation of our property or to deter others from developing similar intellectual property.

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

We have completed, and may pursue in the future, acquisitions of businesses or assets that are complementary to our business. Such acquisitions involve a number of risks, including:

•	failure of the acquired businesses to achieve the results we expect;
•	substantial cash expenditures;
•	diversion of capital and management attention from operational matters;
•	our inability to retain key personnel of the acquired businesses;
•	possible impairment of substantial intangible assets if performance doesn’t meet expectations;
•	incurrence of debt and contingent liabilities and risks associated with unanticipated events or liabilities; and
•	the potential disruption and strain on our existing business and resources that could result from our planned growth and continuing integration of our acquisitions.

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

We currently outsource our manufacturing to one or more third parties, which we intend to expand. Failure by one or more of these third parties to complete activities on schedule or in accordance with our expectations, meet their contractual or other obligations to us, or comply with applicable laws or regulations, or any disruption in the relationships between us and one or more of these third parties, could delay or prevent the development, approval, manufacturing, or commercialization of our products, could expose us to suboptimal quality of service delivery or deliverables, could result in repercussions such as missed deadlines or other timeliness issues, erroneous data and supply disruptions, and could also result in non-compliance with legal or regulatory requirements or industry standards or reputational harm, all with potential negative implications for our product pipeline and business.

Currently, as a result of COVID, our third-party manufacturers are having delays due to material shortages and delays and difficulty staffing workforce to keep production lines moving efficiently, which is forcing them to restructure their planning to produce products in a timely manner.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

We lease our corporate headquarter facilities in Greenwood Village, Colorado. Please see Note 7 to our Consolidated Financial Statements in Item 8 for more information on our facilities.

ITEM 3.          LEGAL PROCEEDINGS.

We are subject to lawsuits from time to time in the ordinary course of business. While we expect those lawsuits not to have a material effect on us, an adverse development in any such lawsuit or the lack of insurance coverage for a lawsuit could materially and adversely affect our financial condition and cash flow.

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

Three Months Ended	2020		2019
	High	Low	High	Low
March 31	$2.50	$1.25	$3.26	$2.36
June 30	2.05	1.28	2.64	1.45
September 30	1.82	1.51	1.57	0.95
December 31	1.84	1.52	1.84	0.95

Shareholders of Record

As of March 8, 2021, based on inquiry, we had approximately 640 shareholders of record.

Dividends

We did not pay any cash dividends during the two most recent fiscal years. We do not anticipate paying dividends in the foreseeable future.

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

COVID-19 Pandemic

During the first quarter of 2020, the global economy began experiencing a downturn related to the impacts of the COVID-19 global pandemic. Such impacts have included significant volatility in the global stock markets, a significant reduction in the target federal funds rate, the enactment of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, including the Payroll Protection Program (PPP) administered by the Small Business Administration (SBA), and a variety of local, state and federal restrictions, measures and guidance. While many businesses resumed operations towards the end of the second quarter of 2020, the duration of the impact still remains uncertain. We expect to see continued volatility in the economic markets and government responses to the COVID-19 pandemic. These changing conditions and governmental responses could have impacts on our operating results during future periods.

Supply Chain and Outsourcing Partners

As a result of COVID-19, we have encountered various supply chain disruptions impacting the availability and lead times of certain raw materials for our finished goods products. We have been proactively identifying alternative sources for delayed raw materials and our highest demand products remain unaffected. All of our outsourcing partners, including contract manufacturing plants and third-party logistics warehouses, have remained open during the entirety of COVID-19, however, they have had difficulties with staffing their workforce to keep production lines running.

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

Customer Demand

At the onset of the pandemic, as a result of government-mandated stay-at-home orders, some of our customers were impacted and forced to cease operations. Customer closings primarily impacted revenue for our Batiste Dry Shampoo distributed products during the last part of March 2020. Shipments to our major Batiste Dry Shampoo customers resumed in May 2020, but at lower levels than preceded the pandemic due to lower foot traffic, which has been largely caused by the new work-from-home environment and retail closures. Any future customer closures, customer restrictions, or continued foot traffic decrease would negatively impact our business.

Liquidity

Although there is uncertainty related to the anticipated impact of the COVID-19 outbreak on our future results, we believe our business model, available COVID-19 relief programs and our new debt agreement with UMB leave us well-positioned to manage our business through this crisis as it continues to develop and will be sufficient to meet our operational cash needs during the next twelve months.

COVID-19 has impacted our ability to meet customer demand, has delayed our ability to quickly repay debt, and has resulted in increased financing costs.

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

We believe our history of providing high-quality, high-value products to consumers positions us to meet the challenges in our marketplace by continuing to focus on the following key priorities in 2021:

•	Pursuing growth opportunities, including distributing Alpha® Skin Care, Kids N Pets®, and Scott’s Liquid Gold® to broader markets;
•	Building finished goods inventory for our products to position us for supply chain volatility and growth opportunities;
•	Improving our processes and systems, specifically through the implementation of a new ERP; and
•	Optimizing our supply chain, third-party logistics partners, and operations.

Results of Operations

	For the Year Ended December 31, (in thousands)
			Increase / (Decrease)
	2020	2019	$	%
Net sales	$30,272	$28,450	$1,822	6.4%
Cost of sales	17,090	17,537	(447)	(2.6%)
Impairment of inventories	876	107	769	718.9%
Total cost of sales	17,966	17,644	322	1.8%
Gross profit	12,306	10,806	1,500	13.9%
Gross margin	40.7%	38.0%

Operating expenses:
Advertising	702	792	(90)	(11.4%)
Selling	7,831	5,903	1,928	32.7%
General and administrative	4,724	4,486	238	5.3%
Intangible asset amortization	1,195	634	561	88.5%
Impairment of property and equipment	107	342	(235)	(68.7%)
Total operating expenses	14,559	12,157	2,402	19.8%
Loss from operations	(2,253)	(1,351)	(902)	(66.8%)

Interest income	3	93	(90)	(96.8%)
Interest expense	(345)	(22)	(323)	(1,468.2%)
Gain on sale of equipment	-	110	(110)	(100.0%)
Other income	350	-	350	100.0%
Loss before income taxes	(2,245)	(1,170)	(1,075)	(91.9%)
Income tax benefit	694	513	181	35.3%
Net loss	$(1,551)	$(657)	$(894)	(136.1%)

Increase in net loss changed primarily due to the following:

•	Impairment for raw material inventory no longer useable due to lower sales during COVID and supply chain issues.
•	Additional intangible asset amortization associated with our Biz and Dryel acquisition and a full year of amortization for our Kids N Pets intangibles.
•	Incremental increase in selling expenses driven by initial start-up costs for new third-party logistics providers.
•	Increase in interest expense related to our UMB debt financing.
•	Partially offset by:
o

A full year of Kids N Pets sales and our 2020 acquisition of Biz and Dryel. Net sales attributable to these acquisitions totaled $7,970, comprised of $3,618 for Kids N Pets and $4,352 of net sales attributable to Biz and Dryel.

o	Other income associated with the termination of our exclusive distribution agreement with MJ.
o	Increase in gross margins due to outsourcing our product manufacturing.

Segment Results

The following tables show comparative net sales, gross margin, gross profit, income (loss) from operations, volume and percentage changes for our household and personal care products between periods:

Household products

	For the Year Ended December 31, (in thousands)
			Increase / (Decrease)
	2020	2019	$	%
Net sales	$13,317	$5,421	$7,896	145.7%
Gross profit	$6,543	$2,531	$4,012	158.5%
Gross margin	49.1%	46.7%
Income (loss) from operations	$234	$(420)	$654	155.7%
•

Household products increase in net sales and income from operations was primarily attributable to our Kids N Pets, Biz and Dryel acquisitions, as well as cost efficiencies realized from our outsourcing transition. Net sales associated with these acquisitions totaled $7,970, comprised of $3,618 for Kids N Pets and $4,352 of net sales attributable to Biz and Dryel. This was partially offset by $158 of raw material impairment included in cost of sales.

Personal care products

	For the Year Ended December 31, (in thousands)
			Increase / (Decrease)
	2020	2019	$	%
Personal care net sales
Distributed products	$6,834	$12,016	$(5,182)	(43.1%)
Manufactured products	10,121	11,013	(892)	(8.1%)
Total personal care net sales	$16,955	$23,029	$(6,074)	(26.4%)

Gross profit	$5,763	$8,275	$(2,512)	(30.4%)
Gross margin	34.0%	35.9%
Loss from operations	$(2,487)	$(931)	$(1,556)	(167.1%)
•

Net sales of distributed personal care products decreased primarily due to lower Batiste sales resulting from reduced store traffic due to COVID-19 and the related work-from-home shift, as well as the termination of our exclusive distribution agreement with MJ during the second quarter of 2020.

•

Net sales of manufactured personal care products decreased primarily due to lower sales of Alpha Skin Care, Denorex, Diabetic and Prell resulting from COVID-related reduced store traffic and COVID-related raw material supply chain issues.

•	Decrease in gross profit primarily due to our significant inventory impairment related to obsolete raw materials.
•	Increase in loss from operations primarily due to the loss of MJ, our decreased gross profit due to $718 of impairment for raw materials, and third-party logistic start-up costs.

Liquidity and Capital Resources

Financing Agreements

Please see Note 6 to our Consolidated Financial Statements for information on our Loan Agreement (defined below) with UMB, which replaced our Prior Credit Agreement with Chase on July 1, 2020.

Liquidity and Changes in Cash Flows

At December 31, 2020, we had $3,578 available on our revolving credit facility with UMB, and approximately $5 in cash on hand, a decrease of $1,089 from December 31, 2019 due to our acquisition of Biz and Dryel, which will help grow our household segment.

The following is a summary of cash provided by or used in each of the indicated types of activities:

	For the Year Ended December 31, (in thousands)
			Change
	2020	2019	$	%
Operating activities	$3,582	$679	$2,969	437.3%
Investing activities	(10,097)	(5,860)	(4,237)	(72.3%)
Financing activities	5,426	43	5,318	NM
•	Net cash provided by operating activities increased primarily due to our Kids N Pets, Biz, and Dryel acquisitions, as well as decreased costs associated with outsourcing.
•	Net cash used in investing activities was related to the Biz and Dryel acquisition, partially offset by proceeds from the sale of property and equipment as part of our Elevation Transaction.
•	Net cash provided by financing activities was primarily attributable to our UMB financing.

We anticipate that our existing cash and our anticipated future cash flow from operations, together with our Loan Facility, will be sufficient to meet our cash requirements for the 12 months following the filing date of this Report. Beginning on April 1, 2021, we expect to incur additional capital expenditures associated with our ERP system implementation. These capital expenditures are fixed and recurring $38 monthly payments for implementation services and we have already paid for our ERP software.

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

Inventories Valuation

Inventories consist of raw materials and finished goods and are stated at the lower of cost (first-in, first-out method) or net realizable value, which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We specifically identify impairment write downs for slow moving and obsolete products and raw materials based upon, among other things, an assessment of historical and anticipated sales of our products. In the event that actual results differ from our estimates, the results of future periods may be impacted.

As of December 31, 2020, we specifically identified slow moving and obsolete raw material inventory, resulting in an impairment of $876.

Income Taxes

Our income taxes policy is significant because our estimate for taxes is a key component of our results of operations. See Note 1(l), “Income Taxes” in our Consolidated Financial Statements for additional discussion.

Recently Issued Accounting Standards

For information on recently issued accounting standards, see Note 1(q), “Recently Issued Accounting Standards,” to our Consolidated Financial Statements in Item 8.

Subsequent Events

On March 26, 2021, we amended our Loan Agreement with UMB with the First Amendment to Loan and Security Agreement (“First Amendment”) to provide additional covenant flexibility as a result of pandemic related supply chain issues. The First Amendment is effective as of December 31, 2020. The Company’s fixed charge coverage ratio, applicable for the months ending August 31, 2021 through December 31, 2021, on a trailing 12-month basis, and net equity covenant targets were modified and the interest rate for both our revolving credit facility and term loan will increase by 2.0%. The interest rate increase will remain until we have a consecutive three-month period of no defaults or events of default and our fixed charge coverage ratio is greater than or equal to 1.20 to 1.00. Finally, the First Amendment provided minimum cumulative cash flow after debt service amounts for each monthly year-to-date period from January 1, 2021 through July 31, 2021.

The First Amendment is attached as Exhibit 10.22 to this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Scott’s Liquid Gold - Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidating balance sheets of Scott’s Liquid Gold - Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill – Refer to Notes 1(i) and 5 to the consolidated financial statements

Critical Audit Matter Description

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired. Goodwill is subject to annual impairment tests, and if it is determined to be impaired, goodwill is written down to fair value.

We identified the Company's goodwill as a critical audit matter because of the significant estimates and assumptions management makes to estimate the fair value of its reporting units, especially considering the acquisition of new product lines and recent impact of the COVID-19 pandemic.  This required a high degree of auditor judgment and an increased extent of effort was required when performing the audit procedures to evaluate the methodology and the reasonableness of related assumptions, as well as the inputs and calculations related to the forecasts of future net sales and earnings and the allocation of fair value to the Company’s reporting units.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to management’s annual goodwill impairment test included the following, among others:

•

We obtained an understanding of management’s process to estimate the fair value of its reporting units and ensure the accuracy of key data used in their estimation process.  We also evaluated the design of key controls used by management to develop their fair value estimates.

•	We evaluated management's knowledge and skill to accurately forecast net sales and earnings.
•

We evaluated management's forecasts including net sales and cost of goods sold for reasonableness by comparing the forecasts to historical results, obtaining supporting evidence for assumptions and estimates related to management's forecasts, and comparing forecast assumptions and estimates with information included in Company press releases.

•

With the assistance of our internal valuation specialists, we assessed the sensitivity of the Company's impairment conclusions to changes in the forecasts, discount rates, and earnings multiples. We evaluated the assumptions used by management, including testing the underlying source information and the mathematical accuracy of the calculations by developing a range of independent estimates and comparing those to the rates, including weighted average cost of capital and discount rates, selected by management.

Business Combination – Refer to Notes 1(k) and 4 to the consolidated financial statements

Critical Audit Matter Description

The Company applied the acquisition method of accounting for the CR Brands business combination. This methodology requires the Company to record assets acquired and liabilities assumed at their respective fair values at the date of acquisition. Any amount of the purchase price paid that is in excess of the estimated fair value of the net assets acquired is recorded as goodwill. In connection with the CR Brands acquisition the Company also recorded a liability for contingent consideration related to an earn-out payable upon the achievement of future sales to a specific customer.

We identified the Company's business combination as a critical audit matter because of the significant estimates and judgment in determining the fair values assigned to the acquired assets and assumed liabilities especially considering management’s assumptions surrounding estimated future cash flows.  The Company determines fair value using widely accepted valuation techniques, primarily discounted cash flow and market multiple analyses. These types of analyses require assumptions and estimates regarding industry and economic factors, the profitability of future business strategies, discount rates, net sales growth rates, gross margins, operating expenses, income and future cash flows.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the CR Brands business combination included the following, among others:

•

We obtained an understanding of management’s process to estimate the fair value of the acquired assets and assumed liabilities and ensure the accuracy of key data used in their fair value calculations.  We also evaluated the design of key controls used by management to develop their fair value estimate.

•	We evaluated the appropriateness of specific key inputs supporting management’s estimate, including the net sales growth rates, gross margins, operating expenses, income and future cash flows.
•

With the assistance of our internal valuation specialists, we evaluated the appropriateness of unobservable inputs such as weighted average cost of capital, discount rates, future revenue growth, future margin amounts, and terminal values.

Income Taxes – Refer to Notes 1(l) and 8 to the consolidated financial statements

Critical Audit Matter Description

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

We identified accounting for income taxes as a critical audit matter because of the degree of subjectively involved in evaluating tax positions, the future realization of deferred tax assets and the complexity of tax laws and regulations.  Performing audit procedures and evaluating audit evidence obtained related to these considerations required a high degree of judgment and effort.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the accounting for income taxes included the following, among others:

•

We obtained an understanding of management’s process for calculating their estimated deferred tax assets and liabilities as well as future realization of deferred tax assets.  We also evaluated the design of key controls used by management to develop these estimates.

•

With the assistance of our internal tax specialists, we evaluated the reasonableness of the methods, judgments and assumptions used by management in developing their estimated deferred tax assets and liabilities as well as future realization of deferred tax assets.

•

With the assistance of our internal tax specialists, we evaluated the nature of each of the deferred tax assets, including the expiration dates of loss and credit carryforwards and their projected utilization when compared to projections of future taxable income.

•

We tested the provision for income taxes with the assistance of our internal tax specialists, including the effective tax rate reconciliation and permanent and temporary differences by testing the underlying data for completeness and accuracy.

•	We evaluated the adequacy of the Company’s disclosure in Notes 1 and 8 in relation to income taxes.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2003.

March 29, 2021

Denver, Colorado

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended
	December 31,
	2020	2019
Net sales	$30,272	$28,450
Cost of sales	17,090	17,537
Impairment of inventories	876	107
Total cost of sales	17,966	17,644
Gross Profit	12,306	10,806

Operating expenses:
Advertising	702	792
Selling	7,831	5,903
General and administrative	4,724	4,486
Intangible asset amortization	1,195	634
Impairment of property and equipment	107	342
Total operating expenses	14,559	12,157
Loss from operations	(2,253)	(1,351)

Interest income	3	93
Interest expense	(345)	(22)
Gain on sale of equipment	-	110
Other income	350	-
Loss before income taxes	(2,245)	(1,170)
Income tax benefit	694	513
Net loss	$(1,551)	$(657)

Net loss per common share
Basic	$(0.12)	$(0.05)
Diluted	$(0.12)	$(0.05)
Weighted average shares outstanding
Basic	12,635	12,442
Diluted	12,635	12,442

See accompanying notes to these Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except par value amounts)

	December 31,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$5	$1,094
Accounts receivable, net	4,512	2,695
Inventories, net	3,988	7,841
Income taxes receivable	535	705
Property and equipment held for sale	-	500
Prepaid expenses	596	368
Other current assets	112	71
Total current assets	9,748	13,274

Property and equipment, net	18	124
Deferred tax asset	784	556
Goodwill	5,280	3,230
Intangible assets, net	14,703	8,719
Operating lease right-of-use assets	2,985	188
Other assets	38	-
Total assets	$33,556	$26,091

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,799	$1,809
Accrued expenses	296	422
Current portion of long-term debt	1,000	-
Operating lease liabilities, current portion	249	197
Other current liabilities	67	-
Total current liabilities	3,411	2,428

Long-term debt, net of current portion and debt issuance costs	4,521	-
Operating lease liabilities, net of current	3,032	19
Other liabilities	127	27
Total liabilities	11,091	2,474

Shareholders’ equity:
Preferred stock, no par value, authorized 20,000 shares; no shares issued and outstanding	-	-
Common stock; $0.10 par value, authorized 50,000 shares; issued and outstanding 12,618 shares (2020) and 12,462 shares (2019)	1,262	1,246
Capital in excess of par	7,633	7,250
Retained earnings	13,570	15,121
Total shareholders’ equity	22,465	23,617
Total liabilities and shareholders’ equity	$33,556	$26,091

See accompanying notes to these Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common Stock
	Shares	Amount	Capital in Excess of Par	Retained Earnings	Total
Balance, December 31, 2018	12,408	$1,241	$7,063	$15,778	$24,082
Stock-based compensation	-	-	149	-	149
Stock options exercised	54	5	38	-	43
Net loss	-	-	-	(657)	(657)
Balance, December 31, 2019	12,462	$1,246	$7,250	$15,121	$23,617
Stock-based compensation	-	-	176	-	176
Stock options exercised	51	5	62	-	67
Restricted stock unit vesting	105	11	145	-	156
Net loss	-	-	-	(1,551)	(1,551)
Balance, December 31, 2020	12,618	$1,262	$7,633	$13,570	$22,465

See accompanying notes to these Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,551)	$(657)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,430	796
Stock-based compensation	332	149
Deferred income taxes	(229)	(322)
Gain on sale of equipment	-	(110)
Impairment of equipment	107	342
Impairment of inventories	876	107
Change in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(1,817)	352
Inventories	4,256	175
Prepaid expenses and other assets	(323)	178
Income taxes receivable	170	(197)
Accounts payable, accrued expenses, and other liabilities	331	(134)
Total adjustments to net loss	5,133	1,336
Net cash provided by operating activities	3,582	679

Cash flows from investing activities:
Acquisitions	(10,529)	(5,583)
Proceeds from sale of property and equipment	500	110
Purchase of internal-use software	-	(286)
Purchase of property and equipment	(17)	(101)
Cash paid for leasehold improvements	(484)	-
Reimbursement for leasehold improvements	433	-
Net cash used in investing activities	(10,097)	(5,860)

Cash flows from financing activities:
Proceeds from revolving credit facility	16,995	4,000
Repayments of revolving credit facility	(13,573)	(4,000)
Proceeds from term loan	3,000	-
Repayments of term loan	(417)	-
Proceeds from PPP loan	600	-
Repayment of PPP loan	(600)	-
Payments for debt issuance costs	(646)	-
Proceeds from exercise of stock options	67	43
Net cash provided by financing activities	5,426	43

Net decrease in cash and cash equivalents	(1,089)	(5,138)

Cash and cash equivalents, beginning of period	1,094	6,232
Cash and cash equivalents, end of period	$5	$1,094

Supplemental disclosures:
Cash paid during the period for interest	$183	$22

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

Inventories consist of raw materials and finished goods and are stated at the lower of cost (first-in, first-out method) or net realizable value, which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We specifically identify impairment write downs for slow moving and obsolete products and raw materials based upon, among other things, an assessment of historical and anticipated sales of our products. In the event that actual results differ from our estimates, the results of future periods may be impacted.

As of December 31, 2020, we specifically identified slow moving and obsolete raw material inventory, resulting in an impairment of $876.

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

Internal-use software costs recognized as an intangible asset relates to capitalizable costs of computer software obtained for internal-use as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40-30-1. All other internal-use software costs are expensed as incurred by the Company. Amortization will be recorded straight-line over the estimated useful life of the software once the software is ready for its intended use. As of December 31, 2020, our internal-use software was not ready for its intended use. The estimated useful life for internal-use software will be determined and periodically reassessed based on considerations for obsolescence, technology, competition, and other economic factors.

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests, and in certain circumstances these assets are written down to fair value if impaired. In accordance with ASC 350, on December 31, 2020, we assessed and determined that our goodwill and intangible assets were not impaired.

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

The effective tax rate for the years ended December 31, 2020 and 2019 was 30.9% and 43.8% respectively, which can differ from the statutory income tax rate due to permanent book-to-tax differences.

On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, under the CARES Act, NOLs arising in 2018, 2019, and 2020 taxable years may be carried back to each of the preceding five years to generate a refund. The tax impact of the carryback of 2019 losses was recorded in the first quarter income tax provision. We elected to defer our portion of employee social security taxes, of which 50% is payable by December 31, 2021 and the remaining is payable by December 31, 2022.

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

Customer allowances for trade promotions and allowance for doubtful accounts at December 31 were as follows:

	December 31, 2020	December 31, 2019
Trade promotions	$2,153	$943
Allowance for doubtful accounts	183	51
	$2,336	$994

(n)	Advertising Costs

We expense advertising costs as incurred.

(o)	Stock-Based Compensation

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

(p)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with purchasing finished goods from contract manufacturers, labor, freight-in, quality control, repairs, maintenance, and other indirect costs, as well as warehousing and distribution costs. We classify freight-out as selling expenses. Other selling expenses consist primarily of costs for sales and sales support personnel, brokerage commissions and promotional costs. Freight-out costs included in selling expenses totaled $3,008 and $2,523, for the years ended December 31, 2020 and 2019, respectively.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The purpose of ASU 2020-04 is to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This guidance primarily provides temporary optional expedients which simplify the accounting for contract modifications to existing debt agreements expected to arise from the market transition from LIBOR to alternative reference rates. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply amendments prospectively through December 31, 2022. The optional expedients were available to be used upon issuance of this guidance but we have not yet applied the guidance because we have not yet modified any of our existing contracts for reference rate reform. The Company is currently assessing the impact of ASU 2020-04 on our Consolidated Financial Statements.

(r)	Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This guidance, as amended by subsequent ASUs on the topic, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance was effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. ASU 2019-11 required entities that did not adopt the amendments in ASU 2016-13 as of November 2019 to adopt ASU 2019-11. This ASU contains the same effective dates and transition requirements as ASU 2016-13. We adopted ASU 2016-13 and ASU 2019-11 effective January 1, 2020. The Company determined the standards did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). The new guidance modified disclosure requirements related to fair value measurement.  The amendments in ASU 2018-13 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Effective January 1, 2020, the Company adopted ASU 2018-13 and concluded the standard did not have a material impact on our consolidated financial statements.

Note 2. Inventories

Inventories, consisting of materials, labor and overhead at December 31 were comprised of the following:

	December 31, 2020	December 31, 2019
Finished goods	$3,583	$5,730
Raw materials	1,281	2,218
Impairment of raw materials	(876)	(107)
	$3,988	$7,841

Note 3. Property and Equipment

On December 3, 2019, we entered into an asset purchase agreement with Colorado Quality Products LLC (“Elevation”) pursuant to which Elevation (i) acquired certain of our assets, which included all fixed assets utilized in the manufacturing and warehouse operations of the Company, (ii) assumed all of the Company’s obligations under its existing real property leases, (iii) manufactured certain products of the Company on a transitional basis, and (iv) paid cash consideration of $500 (collectively, the “Elevation Transaction”). The Elevation Transaction closed on March 10, 2020.

We concluded that the property and equipment we conveyed as part of the Elevation Transaction met held for sale classification and treatment as of the effective Purchase Agreement date. These long-lived assets did not qualify as a discontinued operation.

As a result of held for sale classification for certain of our property and equipment under the Elevation Transaction, we compared the carrying value of the assets to the fair value of the assets less cost to sell, resulting in an impairment to our property and equipment of approximately $342 for the year ended December 31, 2019. Given that much of our property and equipment is specific to our own products and intended use, and therefore unrealistic to actively market, we concluded that the most appropriate representation of the assets’ fair value was the unsolicited offer presented by Elevation. For the year ended December 31, 2019, our household products and personal care products segments included impairment of $188 and $154, respectively. For the year ended December 31, 2020, we recorded an additional impairment of $107 associated with plant equipment for which we had no current active market or reasonably estimable disposition price.

As of December 31, 2019, the net book value of our held for sale fixed assets, before our impairment charge, was $842, comprised of gross property and equipment of $4,222 and accumulated depreciation of $3,380.

Property and equipment at December 31 were comprised of the following:

	2020	2019
Production equipment	$-	$129
Office furniture and equipment	151	134
Other	34	34
	185	297
Less accumulated depreciation	(167)	(173)
	$18	$124

Depreciation expense for the years ended December 31, 2020 and 2019 was $17 and $105, respectively.

Note 4. Acquisitions

 On October 1, 2019, we entered into an Asset Purchase Agreement (the “Paramount Purchase Agreement”) with Paramount Chemical Specialties, Inc. (“Paramount”). Pursuant to the Purchase Agreement, we purchased all of Paramount’s intangible assets, finished goods inventory, and assets used in connection with the manufacture, sale and distribution of the Kids N Pets® and Messy Pet® brands (collectively, the “Paramount Acquisition”). The Company concluded that the Paramount Acquisition qualified as a business combination under ASC 805. The total cash consideration paid for the Paramount Acquisition was $5,583. The Paramount Acquisition included contingent consideration we valued at $27. As of December 31, 2020, we determined that no revaluation of the initial contingent consideration value was necessary.

On June 25, 2020, we entered into an Asset Purchase Agreement (the “CR Brands Purchase Agreement”) with CR Brands, Inc., a Delaware corporation (“CR Brands”), and Sweep Acquisition Company, a Delaware corporation (“Sweep” and together with CR Brands, “Sellers”), pursuant to which we agreed to purchase from Sellers substantially all of the assets, properties, rights and interests of Sellers primarily used in the business of designing, formulating, marketing and selling laundry care products to retail and wholesale customers under the Biz® and Dryel® brand names. The transactions contemplated by the CR Brands Purchase Agreement were consummated on July 1, 2020 (the “CR Brands Acquisition”).  The Company concluded that the CR Brands Acquisition qualified as a business combination under ASC 805. The total cash consideration paid for the CR Brands Acquisition was $10,529. The CR Brands Acquisition included contingent consideration we valued at $35. As of December 31, 2020, we determined that no revaluation of the initial contingent consideration value was necessary.

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

The estimates of the fair value of the assets acquired assumed at the date of the CR Brands Acquisition are subject to adjustment during the measurement period (up to one year from each acquisition date). The primary areas of the accounting for the CR Brands Acquisition that are not yet finalized relate to the fair value of intangible assets acquired, residual goodwill and any related tax impact. The fair value of these net assets acquired is based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While the Company believes that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired, it evaluates any necessary information prior to finalization of the fair value. During the measurement period, the Company will adjust assets if new information is obtained about facts and circumstances that existed as of the date of the CR Brands Acquisition that, if known, would have resulted in the revised estimated values of those assets as of that date. The impact of all changes that do not qualify as measurement period adjustments are included in current period earnings. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could be subject to a possible impairment of the intangible assets or goodwill, or require acceleration of the amortization expense of intangible assets in subsequent periods.

(b)	Pro Forma Results of Operations (Unaudited)

The following table summarizes selected unaudited pro forma consolidated statements of operations data for the year ended December 31, 2019, as if the Paramount Acquisition had been completed on January 1, 2019.

2019
Net sales	$30,834
Net loss	(489)

The following table summarizes selected unaudited pro forma consolidated statements of operations data for the years ended December 31, 2020 and 2019, as if the CR Brands Acquisition had been completed on January 1, 2019.

	2020	2019
Net sales	$35,609	$39,503
Net (loss) income	(1,176)	745

This selected unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the Paramount Acquisition and the CR Brands Acquisition had been completed on that date. Moreover, this information does not indicate what our future operating results will be. The information for 2019 prior to the Paramount Acquisition and for 2019 and 2020 prior to the CR Brands Acquisition is based on prior accounting records maintained by Paramount and CR Brands. In some cases, Paramount’s and CR Brands’ accounting policies may differ materially from accounting policies adopted by the Company following the Paramount Acquisition and the CR Brands Acquisition.

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

Note 5. Goodwill and Intangible Assets

Intangible assets consisted of the following:

	As of December 31, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets:
Customer relationships	$10,852	$2,296	$8,556	$6,352	$1,455	$4,897
Trade names	5,022	810	4,212	3,242	563	2,679
Formulas and batching processes	1,969	356	1,613	1,039	204	835
Internal-use software (not placed in service)	286	-	286	286	-	286
Non-compete agreement	66	30	36	41	19	22
	18,195	3,492	14,703	10,960	2,241	8,719
Goodwill			5,280			3,230
Total intangible assets			$19,983			$11,949

Amortization expense for the years ended December 31, 2020 and 2019 was $1,251 and $690, respectively.

Estimated amortization expense for 2021 and subsequent years is as follows:

2021	1,604
2022	1,601
2023	1,601
2024	1,600
2025	1,595
Thereafter	6,416
Total	$14,417

Note 6. Long-Term Debt and Line-of-Credit

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

The Company was in compliance with the Loan Agreement financial covenants as of December 31, 2020.

As of December 31, 2020, our term loan and revolving credit facility had an outstanding balance of $2,583 and $3,422, respectively, with an all-in interest rate of 5.50% and 4.75%, respectively. Unamortized loan costs were $484 as of December 31, 2020.

As of December 31, 2020, the total principal payments due on our outstanding debt were as follows:

	Revolving Credit Facility	Term Loan	Total
2021	$-	$1,000	$1,000
2022	-	1,000	1,000
2023	3,422	583	4,005
Total minimum principal payments	$3,422	$2,583	$6,005

Note 7. Leases

We have entered into leases for our corporate headquarters and office equipment with remaining lease terms up to 10 years. Some of these leases include both lease and non-lease components, which are accounted for as a single lease component as we have elected the practical expedient to combine these components for all leases. As most of the leases do not provide an implicit rate, we calculated the right-of-use assets and lease liabilities using our secured incremental borrowing rate at the lease commencement date. We currently do not have any finance leases outstanding.

On March 11, 2020, we executed an office lease for a new corporate headquarters. As of that date, we had the right to control the use of the asset, which qualified as an operating lease. There were no initial direct costs associated with our new office lease and our deposit is fully refundable.

Information related to leases was as follows:

	2020	2019
Operating lease information:
Operating lease cost	$355	$793
Operating cash flows from operating leases	61	773
Net assets obtained in exchange for new operating lease liabilities	3,156	2,862

Weighted average remaining lease term in years	9.86	0.51
Weighted average discount rate	5.1%	5.0%

Future minimum annual lease payments are as follows:

2021	$411
2022	399
2023	406
2024	413
2025	420
Thereafter	2,167
Total minimum lease payments	$4,216
Less imputed interest	(935)

Total operating lease liability	$3,281

Note 8. Income Taxes

The provision for income tax for the years ended December 31 is as follows:

	2020	2019
Current benefit:
Federal	$(438)	$(158)
State	(27)	(33)
Total current benefit	(465)	(191)
Deferred benefit:
Federal	(146)	(264)
State	(83)	(58)
Total deferred benefit	(229)	(322)
Benefit:
Federal	(584)	(422)
State	(110)	(91)
Total benefit	$(694)	$(513)

Income tax expense at the statutory tax rate is reconciled to the overall income tax expense for the years ended December 31 as follows:

	2020	2019
Federal income tax benefit at statutory rates	$(469)	$(246)
State income tax benefit, net of federal tax effect	(73)	(38)
Permanent differences	2	3
Nondeductible stock-based compensation	5	13
Foreign-derived intangible income deduction	-	(183)
Rate difference in NOL Carryback	(167)	-
Other	8	(62)
Benefit for income taxes	$(694)	$(513)

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. The net deferred tax assets and liabilities as of December 31, 2020 and 2019 are comprised of the following:

	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$42	$156
Accounts receivable	176	168
Inventories	238	124
Accrued vacation and bonus	60	38
Intangibles and Goodwill	137	112
Operating lease liabilities	801	53
Other	59	40
Total deferred tax assets	1,513	691
Deferred tax liabilities:
Operating lease right-of-use assets	(729)	(46)
Accumulated depreciation for tax purposes	-	(89)
Total deferred tax liabilities	(729)	(135)
Net deferred tax asset	$784	$556

Net operating losses and tax credit carryforwards as of December 31, 2020 are as follows:

Expiration Years
Net operating losses, state (After December 31, 2017)	$1,143	Do not expire

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

Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. As we had no uncertain tax benefits during 2020 and 2019, we had no accrued interest or penalties related to uncertain tax positions in either year.

We and our subsidiaries are subject to the following material taxing jurisdictions: United States and Colorado. The tax years that remain open to examination by the Internal Revenue Service are 2017 and years thereafter. The tax years that remain open to examination by the State of Colorado are 2016 and years thereafter.

Note 9. Shareholders’ Equity

In 2015, we adopted, and shareholders approved, an equity incentive plan for our employees, officers and directors (the “2015 Plan”).

Under the 2015 Plan, we awarded 15 RSUs to our three independent directors on November 14, 2019 (the “2019 Director Grant”). Additionally, on October 2, 2020, we awarded 60 RSUs to our three independent directors (the “2020 Director Grant”). The 2019 Director Grant vests one-third, ratably, over three years on November 14th. The 2020 Director Grant vested one-third on the initial grant date, October 2, 2020, and the remaining two-thirds will vest on each anniversary of the grant date.

On November 14, 2019, we also awarded RSUs to our named executive officers (“NEO”) and employees, vesting of which is subject to specific market conditions as well as service conditions. The NEO and employee RSUs will vest on the third anniversary of the Grant Date, or November 14, 2022 (the “Vest Date”), if the Company’s average stock price for any consecutive 30-day period is at or above $2.75 (Tier 1 – 133,445 shares vest), $3.50 (Tier 2 – 208,643 shares vest), or $4.25 (Tier 3 – 257,078 shares vest) during the three-year vesting period. Both grants were approved by our Compensation Committee as of the Grant Date. Additionally, on October 2, 2020, we awarded 240 RSUs to executives and employees (the “2020 Employee Grant”). The 2020 Employee Grant vested one-third on the initial grant date, October 2, 2020, and the remaining two-thirds will vest on each anniversary of the grant date.

During 2020 and 2019, we did not grant any options to acquire shares of our common stock.

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) totaled $80 and $141 for the years ended December 31, 2020 and 2019, respectively. Approximately $95 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next two years, depending on the vesting provisions of the options. There was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible.

Compensation cost related to RSUs totaled $252 and $8 for the year ended December 31, 2020 and 2019, respectively. Approximately $371 of total unrecognized compensation costs related to non-vested RSUs is expected to be recognized over the next three years.

Stock option activity under the 2015 Plan is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Maximum number of shares under the plan	2,000
Outstanding, December 31, 2018	706	$1.66	4.7 years	$660
Granted	-
Exercised	-
Cancelled/Expired	(31)	$1.90
Outstanding, December 31, 2019	675	$1.66	3.3 years	$231
Exercisable, December 31, 2019	526	$1.51	3.4 years	$226
Available for issuance, December 31, 2019	1,325
Granted	-	$-
Exercised	(51)	$1.31
Cancelled/Expired	(154)	$1.33
Outstanding, December 31, 2020	470	$1.80	3.3 years	$125
Exercisable, December 31, 2020	389	$1.71	3.4 years	$125
Available for issuance, December 31, 2020	1,530

A summary of additional information related to the options outstanding as of December 31, 2020 under the 2015 Plan is as follows:

Range of Exercise Prices	Number of Options (in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.20-$1.25	112	4.7 years	$1.25
$1.26-$1.38	100	2.9 years	$1.26
$1.80-$2.25	233	2.5 years	$2.15
$3.15-$3.35	25	7.2 years	$3.23
Total	470	3.3 years	$1.80

Under our 2015 Plan, we have 1,010 shares available for future equity grants, which comprises our maximum shares available under the plan less all options and RSUs granted.

We have an Employee Stock Ownership Plan (“Plan”) to provide retirement benefits for our employees. The Plan is designed to invest primarily in our common stock and is non-contributory on the part of our employees. Contributions to the Plan are discretionary as determined by our Board of Directors. We expense the cost of contributions to the Plan. No contributions were made to the Plan in 2020 and 2019. At December 31, 2020 and 2019, a total of 355 and 473 shares of our common stock, respectively, have been allocated and earned by our employees.

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

A reconciliation of the weighted average number of common shares outstanding (in thousands) for the years ended December 31 is as follows:

	2020	2019
Common shares outstanding, beginning of the period	12,462	12,408
Weighted average common shares issued	173	34
Weighted average number of common shares outstanding	12,635	12,442
Dilutive effect of common share equivalents	-	-
Diluted weighted average number of common shares outstanding	12,635	12,442

(1)	Stock options and RSUs are excluded for periods presented in which the Company has a net loss because the effects are anti-dilutive.

Common stock equivalents (in thousands) that have been excluded from the calculation of earnings per share as of December 31 because they would have been anti-dilutive are as follows:

	2020	2019
Stock options	261	398

Note 11. Income from Distribution Agreement Termination

On May 8, 2020, we entered into a settlement agreement with Montagne Jeunesse (“MJ”), the manufacturer of 7th Heaven skin care sachets, wherein both parties agreed to terminate our exclusive distribution agreement (the “Termination Agreement”). During the year ended December 31, 2020, we received two transition payments totaling $350, which is included in other income on the consolidated statements of operations. Further, $1.0 million of inventory was repurchased by MJ during the year ended December 31, 2020.

Note 12. Segment Information

Segments

We operate in two different segments: household products and personal care products. We have chosen to organize our business around these segments based on differences in the products sold. Accounting policies for our segments are the same as those described in Note 1. We evaluate segment performance based on segment income or loss before income taxes.

The following provides information on our segments as of and for the years ended December 31:

	2020
	Household Products	Personal Care Products	Corporate	Total
Net sales	$13,317	$16,955	$-	$30,272
Income (loss) from operations	234	(2,487)	-	(2,253)
Identifiable assets	20,413	11,068	2,075	33,556
Capital and intangible asset expenditures	17	-	-	17
Depreciation and amortization	802	628	-	1,430

	2019
	Household Products	Personal Care Products	Corporate	Total
Net sales	$5,421	$23,029	$-	$28,450
Income (loss) from operations	(420)	(931)	-	(1,351)
Identifiable assets	7,827	17,003	1,261	26,091
Capital and intangible asset expenditures	5,970	-	-	5,970
Depreciation and amortization	107	689	-	796

Corporate assets noted above are comprised of our income tax receivable and deferred tax assets.

Customers

Net sales to significant customers were the following for the years ended December 31, 2020 and 2019, respectively:

	2020	2019
Walmart	$8,829	$7,703
Ulta	4,790	7,528

Outstanding accounts receivable from significant customers represented the following percentages of our total accounts receivable as of December 31, 2020 and 2019, respectively:

	2020	2019
Walmart	39.7%	45.0%
Ulta	16.4%	21.2%

A loss of any of our significant customers could have a material adverse effect on us because it is uncertain whether our consumer base served by these customers would purchase our products at other retail outlets. Our distribution agreement with HK NFS renewed on January 1, 2021 and is effective for a one-year term. This agreement automatically renews for additional successive one-year terms unless and until either party provides notice of nonrenewal at least 90 days before the end of the then-current term. No long-term contracts exist between us and our other significant customers.

Note 13. Commitments and Contingencies

As of December 31, 2020, the Company had no material commitments or contingencies.

Note 14. Subsequent Events

On March 26, 2021, we amended our Loan Agreement with UMB with the First Amendment to Loan and Security Agreement (“First Amendment”) to provide additional covenant flexibility as a result of pandemic related supply chain issues. The First Amendment is effective as of December 31, 2020. The Company’s fixed charge coverage ratio, applicable for the months ending August 31, 2021 through December 31, 2021, on a trailing 12-month basis, and net equity covenant targets were modified and the interest rate for both our revolving credit facility and term loan will increase by 2.0%. The interest rate increase will remain until we have a consecutive three-month period of no defaults or events of default and our fixed charge coverage ratio is greater than or equal to 1.20 to 1.00. Finally, the First Amendment provided minimum cumulative cash flow after debt service amounts for each monthly year-to-date period from January 1, 2021 through July 31, 2021.

The First Amendment is attached as Exhibit 10.22 to this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of December 31, 2020, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2020.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on the criteria for effective internal control described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

(in thousands)

For Part III, except as set forth below, the information set forth in our definitive Proxy Statement for our Annual Meeting of Shareholders to be filed within 120 days after December 31, 2020, hereby is incorporated by reference into this Report.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
ITEM 11.	EXECUTIVE COMPENSATION.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Barbara Goldstein

Barbara Goldstein, the wife of Mark Goldstein, has been employed by the Company as Director of Corporate Communications for 16 years and was paid approximately $86 in 2020. The Audit Committee approved this related party transaction, but has reviewed it only on a periodic basis.

Justin Goldstein

The Company hired Justin Goldstein, the son of Mark Goldstein, in October 2020, on a part-time basis to assist the Company with transitioning certain blogs to a new platform.  The Audit Committee approved and ratified this related party transaction after it was notified of the engagement in December 2020. Justin’s employment terminated in March 2021.  He was paid approximately $9 for this engagement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2020 and 2019

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

Notes to Consolidated Financial Statements

Exhibits

Exhibit Number	Document
3.1	Restated Articles of Incorporation, as amended and restated through May 1, 1996, incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-KSB for the year ended December 31, 2007.
3.2	Bylaws, as amended through July 13, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on July 19, 2011.
4.1	Description of Registrant’s Securities.

Exhibit Number	Document
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

10.13

Amendment to Employee At Will, Non-Disclosure, Non-Compete and Development Assignment Agreement, dated June 25, 2020, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 1, 2020.

10.14

Customer Agreement, dated July 15, 2014, between Church & Dwight Co. Inc. and Neoteric Cosmetics, Inc. incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on August 14, 2014.

10.15

Amendment to Customer Agreement, dated as of July 1, 2016, between Church & Dwight Co. Inc. and Neoteric Cosmetics, Inc. incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 23, 2016.

10.16

Second Amendment to the Customer Agreement, dated as of July 17, 2017, between Church & Dwight Co., Inc. and Neoteric Cosmetics, Inc. incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2017.

Exhibit Number	Document
10.17

Third Amendment to Customer Agreement, dated as of May 1, 2018, between Church & Dwight Co. Inc. and Neoteric Cosmetics, Inc. incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 30, 2018.

10.18

Distribution Agreement, effective January 1, 2018, between Neoteric Cosmetics, Inc. and HK NFS Limited, incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K, filed on April 2, 2018.

10.19

Asset Purchase Agreement, by and among SLG Chemicals, Inc., a wholly owned subsidiary of Scott’s Liquid Gold-Inc., Scott’s Liquid Gold-Inc. and Paramount Chemical Specialties, Inc., dated October 1, 2019, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 2, 2019.

10.20

Asset Purchase Agreement, by and between Scott’s Liquid Gold-Inc. and Colorado Quality Products LLC, dated December 3, 2019, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 5, 2019.

10.21

Loan and Security Agreement, dated July 1, 2020, UMB Bank, N.A., Scott’s Liquid Gold-Inc., SLG Chemicals, Inc., and Neoteric Cosmetics, Inc., incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on July 1, 2020.

10.22	First Amendment to Loan and Security Agreement, dated March 26, 2021.
21	List of Subsidiaries incorporated by reference to Exhibit 21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
23.1	Consent of Plante & Moran, PLLC.
24	Powers of Attorney.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1**	Section 1350 Certification.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*	Management contract or compensatory plan or arrangement.

**Furnished, not filed.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCOTT’S LIQUID GOLD-INC., a Colorado corporation

By:	/s/ Mark E. Goldstein
Mark E. Goldstein, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Kevin A. Paprzycki
Kevin A. Paprzycki, Chief Financial Officer and Corporate Secretary
(Principal Financial and Chief Accounting Officer)
Date:	March 29, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature
March 29, 2021	Mark E. Goldstein,
	Director, President and Chief Executive Officer	/s/ Mark E. Goldstein
March 29, 2021	Gerald J. Laber, Director	Mark E. Goldstein, for himself and as
March 29, 2021	Philip A. Neri, Director	Attorney-in-Fact for the named directors
March 29, 2021	Leah S. Bailey, Director	who constitute all of the members of the
March 29, 2021	Rimmy R. Malhotra, Director	the Board of Directors and for the named officers
March 29, 2021	Tisha Pedrazzini, Director
March 29, 2021	Daniel J. Roller, Director