Form 10-Q
period 2021-03-31
Scott's Liquid Gold - Inc.
filed 2021-05-14
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 10, 2021, the registrant had 12,617,924 shares of its common stock, $0.10 par value per share, outstanding.

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
•

other matters discussed in this Report, including the risks described in the Risk Factors section of this Report and in our Annual Report on Form 10-K for the year ended December 31, 2020 and subsequent Quarterly Reports on Form 10-Q.

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

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Net sales	$9,433	$7,854
Cost of sales	5,296	4,390
Gross Profit	4,137	3,464

Operating expenses:
Advertising	159	221
Selling	2,551	1,589
General and administrative	1,285	1,194
Intangible asset amortization	388	210
Total operating expenses	4,383	3,214
(Loss) income from operations	(246)	250

Interest income	-	1
Interest expense	(134)	(4)
(Loss) income before income taxes	(380)	247
Income tax benefit	100	30
Net (loss) income	$(280)	$277

Net (loss) income per common share
Basic	$(0.02)	$0.02
Diluted	$(0.02)	$0.02
Weighted average shares outstanding
Basic	12,618	12,462
Diluted	12,618	12,608

See accompanying notes to these Condensed Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value amounts)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1	$5
Accounts receivable, net	5,372	4,512
Inventories, net	4,726	3,988
Income taxes receivable	535	535
Prepaid expenses	562	596
Other current assets	-	112
Total current assets	11,196	9,748

Property and equipment, net	15	18
Deferred tax asset	881	784
Goodwill	5,280	5,280
Intangible assets, net	14,302	14,703
Operating lease right-of-use assets	2,922	2,985
Other assets	38	38
Total assets	$34,634	$33,556

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,197	$1,799
Accrued expenses	558	296
Current portion of long-term debt	1,000	1,000
Operating lease liabilities, current portion	247	249
Other current liabilities	67	67
Total current liabilities	5,069	3,411

Long-term debt, net of current portion and debt issuance costs	4,220	4,521
Operating lease liabilities, net of current	2,970	3,032
Other liabilities	121	127
Total liabilities	12,380	11,091

Shareholders’ equity:
Preferred stock, no par value, authorized 20,000 shares; no shares issued and outstanding	-	-
Common stock; $0.10 par value, authorized 50,000 shares; issued and outstanding 12,618 shares (2021) and 12,618 shares (2020)	1,262	1,262
Capital in excess of par	7,702	7,633
Retained earnings	13,290	13,570
Total shareholders’ equity	22,254	22,465
Total liabilities and shareholders’ equity	$34,634	$33,556

See accompanying notes to these Condensed Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common Stock
	Shares	Amount	Capital in Excess of Par	Retained Earnings	Total
Balance, December 31, 2020	12,618	$1,262	$7,633	$13,570	$22,465
Stock-based compensation	-	-	69	-	69
Net loss	-	-	-	(280)	(280)
Balance, March 31, 2021 (Unaudited)	12,618	$1,262	$7,702	$13,290	$22,254

Balance, December 31, 2019	12,462	$1,246	$7,250	$15,121	$23,617
Stock-based compensation	-	-	36	-	36
Net income	-	-	-	277	277
Balance, March 31, 2020 (Unaudited)	12,462	$1,246	$7,286	$15,398	$23,930

See accompanying notes to these Condensed Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(280)	$277
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	453	229
Stock-based compensation	69	36
Deferred income taxes	(97)	107
Change in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(860)	(951)
Inventories	(738)	429
Prepaid expenses and other assets	146	93
Income taxes receivable	-	(39)
Accounts payable, accrued expenses, and other liabilities	1,653	(768)
Total adjustments to net loss	626	(864)
Net cash provided (used) by operating activities	346	(587)

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	500
Purchase of property and equipment	-	(17)
Net cash provided by investing activities	-	483

Cash flows from financing activities:
Proceeds from revolving credit facility	8,730	-
Repayments of revolving credit facility	(8,830)	-
Repayments of term loan	(250)	-
Payments for debt issuance costs	-	(64)
Net cash used in financing activities	(350)	(64)

Net decrease in cash and cash equivalents	(4)	(168)

Cash and cash equivalents, beginning of period	5	1,094
Cash and cash equivalents, end of period	$1	$926

Supplemental disclosures:
Cash paid during the period for interest	$86	$4

See accompanying notes to these Condensed Consolidated Financial Statements.

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

The unaudited Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statements of Cash Flows included in this Report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2021 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the period ended March 31, 2021 are not necessarily indicative of the operating results for the full year and are unaudited.

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

Inventories were comprised of the following at:

	March 31, 2021	December 31, 2020
Finished goods	$4,350	$3,583
Raw materials	1,252	1,281
Impairment of raw materials	(876)	(876)
	$4,726	$3,988

Our remaining raw materials balance is to be sold to contract manufacturing partners based on production demand.

(g)	Property and Equipment

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

Internal-use software costs recognized as an intangible asset relates to capitalizable costs of computer software obtained for internal-use as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40-30-1. All other internal-use software costs are expensed as incurred by the Company. Amortization will be recorded over the estimated useful life of the software once the software is ready for its intended use and placed into service. As of March 31, 2021, our internal-use software was not ready for its intended use. The estimated useful life for internal-use software will be determined and periodically reassessed based on considerations for obsolescence, technology, competition, and other economic factors.

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

The effective tax rate for the three months ended March 31, 2021 and 2020 was 24.7% and (12.1)% respectively, which can differ from the statutory income tax rate due to permanent book-to-tax differences.

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

Customer allowances for trade promotions and allowance for doubtful accounts are included in net accounts receivable on the condensed consolidated balance sheets and were as follows:

	2021	2020
Trade promotions	$2,415	$2,153
Allowance for doubtful accounts	184	183
	$2,599	$2,336

(n)	Advertising Costs

We expense advertising costs as incurred.

(o)	Stock-Based Compensation

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

(p)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, repairs, maintenance, and other indirect costs, as well as warehousing and distribution costs. We classify freight-out as selling expenses. Other selling expenses consist primarily of costs for sales and sales support personnel, brokerage commissions, and promotional costs. Freight-out costs included in selling expenses totaled $1,057 and $687 for the three months ended March 31, 2021 and 2020, respectively.

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

Note 2.	Stock-Based Compensation

Compensation cost related to stock options totaled $16 and $21 in the three months ended March 31, 2021 and 2020, respectively. Approximately $70 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next two years, depending on the vesting provisions of the options. There was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible.

Compensation cost related to RSUs totaled $53 and $15 for the three months ended March 31, 2021 and March 31, 2020, respectively. Approximately $318 of total unrecognized compensation costs related to non-vested RSUs is expected to be recognized over the next three years.

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

	Three Months Ended March 31,
	2021	2020
Common shares outstanding, beginning of the period	12,618	12,462
Weighted average common shares issued	-	-
Weighted average number of common shares outstanding	12,618	12,462
Dilutive effect of common share equivalents	-	146
Diluted weighted average number of common shares outstanding	12,618	12,608

Common stock equivalents (in thousands) that have been excluded from the calculation of earnings per share because they would have been anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Stock options	15	261

Note 4.	Segment Information

We operate in two different segments: household products and personal care products. We have chosen to organize our business around these segments based on differences in the products sold. Accounting policies for our segments are the same as those described in Note 1. We evaluate segment performance based on segment income or loss from operations.

The following provides information on our segments for the three months ended March 31:

	Three Months Ended March 31, 2021
	Household Products	Personal Care Products	Total
Net sales	$4,445	$4,988	$9,433
(Loss) Income from operations	(493)	247	(246)
Depreciation and amortization	298	155	453

	Three Months Ended March 31, 2020
	Household Products	Personal Care Products	Total
Net sales	$2,132	$5,722	$7,854
Income from operations	51	199	250
Capital and intangible asset expenditures	17	-	17
Depreciation and amortization	72	157	229

Note 5.	Acquisition

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

Financial information associated with the CR Brands Acquisition is part of our household segment.

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
	$7,235

In addition to the assets described above, the Company recorded a $35 liability associated with contingent consideration for the CR Brands Acquisition, which is presented in other liabilities on the consolidated balance sheets.

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

The following table summarizes selected unaudited pro forma consolidated statements of operations data for the three months ended March 31, 2020, as if the CR Brands Acquisition had been completed on January 1, 2020.

2020
Net sales	$10,523
Net income	465

This selected unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the CR Brands Acquisition had been completed on that date. Moreover, this information does not indicate what our future operating results will be. The information for 2020 prior to the CR Brands Acquisition is based on prior accounting records maintained by CR Brands. In some cases, CR Brands’ accounting policies may differ materially from accounting policies adopted by the Company following the CR Brands Acquisition.

The pro forma amounts above reflect the application of accounting policies and adjustment of the results of the CR Brands Acquisition to reflect: (1) the additional amortization that would have been charged to the acquired intangible assets; (2) additional interest expense relating to the borrowings on our Chase line of credit and UMB term loan and revolving credit facility, respectively; and (3) the tax impacts.

Note 6.	Goodwill and Intangible Assets

Goodwill and intangible assets, which are related to our acquisition of our Prell®, Denorex®, and Kids N Pets® brands, consisted of the following:

	As of March 31, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets:
Customer relationships	$10,852	$2,569	$8,283	$10,852	$2,296	$8,556
Trade names	5,022	883	4,139	5,022	810	4,212
Formulas and batching processes	1,969	408	1,561	1,969	356	1,613
Internal-use software (not placed in service)	286	-	286	286	-	286
Non-compete agreement	66	33	33	66	30	36
	18,195	3,893	14,302	18,195	3,492	14,703
Goodwill			5,280			5,280
Total intangible assets			$19,582			$19,983

Amortization expense for the three months ended March 31, 2021 and 2020 was $401 and $224, respectively.

Estimated amortization expense for 2021 and subsequent years is as follows:

Remainder of 2021	1,203
2022	1,601
2023	1,601
2024	1,600
2025	1,595
Thereafter	6,416
Total	$14,016

Note 7.	Long-Term Debt and Line-of-Credit

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

On March 26, 2021, we amended our Loan Agreement with UMB with the First Amendment to Loan and Security Agreement (“First Amendment”) to provide additional covenant flexibility as a result of pandemic related supply chain issues. The First Amendment became effective as of December 31, 2020. The Company’s fixed charge coverage ratio, applicable for the months ending August 31, 2021 through December 31, 2021, on a trailing 12-month basis, and net equity covenant targets were modified and the interest rate for both our revolving credit facility and term loan will increase by 2.0%. The interest rate increase will remain until we have a consecutive three-month period of no defaults or events of default and our fixed charge coverage ratio is greater than or equal to 1.20 to 1.00. Finally, the First Amendment provided minimum cumulative cash flow after debt service amounts for each monthly year-to-date period from January 1, 2021 through July 31, 2021. The First Amendment did not result in a modification to our accounting treatment for our term loan or revolving credit facility.

The Company was in compliance with the Loan Agreement financial covenants as of March 31, 2021.

As of March 31, 2021, our revolving credit facility and term loan had an outstanding balance of $3,322 and $2,333, respectively, with an all-in interest rate of 6.75% and 7.50%, respectively. Unamortized loan costs were $435 as of March 31, 2021.

As of March 31, 2021, the total principal payments due on our outstanding debt were as follows:

	Revolving Credit Facility	Term Loan	Total
Remainder of 2021	$-	$750	$750
2022	-	1,000	1,000
2023	3,322	583	4,005
Total minimum principal payments	$3,322	$2,333	$5,655

Note 8.	Leases

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

Information related to leases was as follows:

Three Months Ended March 31, 2021
Operating lease information:
Operating lease cost	$105
Operating cash flows from operating leases	105
Net assets obtained in exchange for new operating lease liabilities	3,156

Weighted average remaining lease term in years	9.63
Weighted average discount rate	5.1%

Future minimum annual lease payments are as follows:

Remainder of 2021	$306
2022	399
2023	406
2024	413
2025	420
Thereafter	2,166
Total minimum lease payments	$4,110
Less imputed interest	(893)

Total operating lease liability	$3,217

Note 9.	Subsequent Events

Mark E. Goldstein, the President and Chief Executive Officer of the Company and a member of the Board of Directors, retired effective as of April 26, 2021. In connection with Mr. Goldstein’s retirement, the Company and Mr. Goldstein entered into a Separation Agreement, Waiver and Release (the “Separation Agreement”), pursuant to which the Company will pay Mr. Goldstein $720,000 in severance payments (equal to 18 months base salary) over a period of 30 months and reimbursement for the costs of continuing health benefits for a period of 18 months. In exchange, Mr. Goldstein provided a broad release of the Company, agreed to assist with transitional matters and agreed to vote at the Annual Meeting of the Company’s Shareholders as recommended by the Company. Following Mr. Goldstein’s retirement, the Employment Agreement, dated as of March 26, 2014, by and between the Company and Mr. Goldstein is terminated and no longer in effect, except for those provisions that are intended to survive Mr. Goldstein’s separation from service, including non-disclosure, non-solicitation and non-competition provisions. Effective as of April 26, 2021, Kevin Paprzycki and Tisha Pedrazzini were appointed as Interim Co-Presidents.

Our severance payment obligations under the Separation Agreement may result in the need to amend our ongoing covenant requirements under our Credit Agreement with UMB in the future.

On May 14, 2021, we entered into an Employee at Will, Non-Disclosure, and Development Assignment Agreement with Tisha Pedrazzini, pursuant to which we engaged Ms. Pedrazzini for 12 months, with compensation set at $20 per month.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020. This Item 2 contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please refer to "Item 1A. Risk Factors" in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

COVID-19 Pandemic

During the first quarter of 2020, the global economy began experiencing a downturn related to the impacts of the COVID-19 global pandemic. Such impacts have included significant volatility in the global stock markets, a significant reduction in the target federal funds rate, the enactment of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, the American Rescue Plan Act, and a variety of local, state and federal restrictions, measures and guidance. While many businesses resumed operations towards the end of the second quarter of 2020, the duration of the impact still remains uncertain. We expect to see continued volatility in the economic markets and government responses to the COVID-19 pandemic. These changing conditions and governmental responses could have impacts on our operating results during future periods.

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

Health and Safety

We have taken proactive, aggressive action to protect the health and safety of our employees, customers, partners and other counterparties. We have provided the opportunity for employees to continue to work from home and have strict requirements for employees who enter our corporate office, such as body temperature documentation, mask requirements, and scheduling that limits physical employee interaction. We have continued workspace disinfection. We expect to continue to implement these and other measures as appropriate.

Customer Demand

At the onset of the pandemic, as a result of government-mandated stay-at-home orders, some of our customers were impacted and forced to cease operations. Customer closings primarily impacted revenue for our Batiste Dry Shampoo distributed products during the last part of March 2020. Shipments to our major Batiste Dry Shampoo customers resumed in May 2020, but at lower levels than preceded the pandemic due to lower foot traffic. Any future customer closures, customer restrictions, or continued foot traffic decrease would negatively impact our business.

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

Results of Operations

Three months ended March 31, 2021 compared to three months ended March 31, 2020

	Three Months Ended March 31, (in thousands)
			Increase / (Decrease)
	2021	2020	$	%
Net sales	$9,433	$7,854	$1,579	20.1%
Cost of sales	5,296	4,390	906	20.6%
Gross profit	4,137	3,464	673	19.4%
Gross margin	43.9%	44.1%

Operating expenses:
Advertising	159	221	(62)	(28.1%)
Selling	2,551	1,589	962	60.5%
General and administrative	1,285	1,194	91	7.6%
Intangible asset amortization	388	210	178	84.8%
Total operating expenses	4,383	3,214	1,169	36.4%
(Loss) income from operations	(246)	250	(496)	(198.4%)

Interest income	-	1	(1)	(100.0%)
Interest expense	(134)	(4)	(130)	(3,250.0%)
Income before income taxes	(380)	247	(627)	(253.8%)
Income tax benefit	100	30	70	233.3%
Net (loss) income	$(280)	$277	$(557)	(201.1%)

Change in net loss was primarily due to the following:

•

Increases in cost of sales and selling expenses with our production and distribution partners. These expenditures were driven by COVID-related supply chain disruptions and product delays, and included costs associated with expediting delivery of certain raw materials and finished goods in order to keep product available to customers and end consumers.

•	Additional intangible asset amortization attributable to our CR Brands Acquisition.
•	Interest expense in connection with our UMB debt.
•	Partially offset by increased net sales from our Biz and Dryel acquisition.

Segment Results

Household Products

The following table shows comparative net sales, gross margin, gross profit, income (loss) from operations, volume and percentage changes for household products between periods:

	Three Months Ended March 31, (in thousands)
			Increase / (Decrease)
	2021	2020	$	%
Net sales	$4,445	$2,132	$2,313	108.5%
Gross profit	$1,999	$1,089	$910	83.6%
Gross margin	45.0%	51.1%
(Loss) income from operations	$(493)	$51	$(544)	(1,066.7%)
•

Household products increase in net sales was primarily driven by our Biz and Dryel acquisition. Net sales for Biz and Dryel totaled $2,007 for the three months ended March 31, 2021. Loss from operations was primarily attributable to increased costs associated with our outsourced inventory management, packaging and fulfillment services, as we incurred costs related to supply chain disruptions.

Personal Care Products

The following table shows comparative net sales, gross margin, gross profit, income (loss) from operations, volume and percentage changes for personal care products between periods:

	Three Months Ended March 31, (in thousands)
			Increase / (Decrease)
	2021	2020	$	%
Personal care net sales
Net sales - distributed products	$1,982	$2,687	$(705)	(26.2%)
Net sales - manufactured products	3,006	3,035	(29)	(1.0%)
Total personal care net sales	$4,988	$5,722	$(734)	(12.8%)

Gross profit	$2,138	$2,375	$(237)	(10.0%)
Gross margin	42.9%	41.5%
Income from operations	$247	$199	$48	24.1%
•	Net sales of distributed personal care products decreased primarily due to the termination of our MJ agreement in 2020, partially offset by an increase in Batiste sales.
•	Gross margins increased due to replacing lower margin MJ product with a higher margin product mix.
•

Increase in income from operations was primarily attributable to higher gross profit, lower advertising expenses, and decreased depreciation driven by the disposition of our plant equipment during 2020.

Liquidity and Capital Resources

Financing Agreements

Please see Note 7 to our Condensed Consolidated Financial Statements for information on our Loan Agreement (defined below) with UMB, which replaced our Prior Credit Agreement with Chase on July 1, 2020.

Liquidity and Changes in Cash Flows

At March 31, 2021, we had $4,000 available on our revolving credit facility with UMB, and approximately $1 in cash on hand, a decrease of $4 when compared to the balance as of December 31, 2020.

The following is a summary of cash provided by or (used in) each of the indicated types of activities:

	Three Months Ended March 31, (in thousands)
			Increase / (Decrease)
	2021	2020	$	%
Operating activities	$346	$(587)	$933	158.9%
Investing activities	-	483	(483)	(100.0%)
Financing activities	(350)	(64)	(286)	(446.9%)
•	Net cash from operating activities was primarily related to positive working capital and effective cash management.
•	Net cash from investing activities during 2020 was driven by the sale of property and equipment.
•	Net cash used in financing activities related to net repayments of our UMB revolving credit facility and term loan.

Beginning in April 2021, we began incurring capital expenditures associated with our ERP system implementation. While we have already paid for our ERP software, we will continue to incur capital expenditures, including fixed and recurring $38 monthly payments for implementation services.

We anticipate that our existing cash and our anticipated future cash flow from operations, together with our Loan Facility, will be sufficient to meet our cash requirements for the 12 months following the filing date of this Report.

Subsequent Events

Mark E. Goldstein, the President and Chief Executive Officer of the Company and a member of the Board of Directors, retired effective as of April 26, 2021. In connection with Mr. Goldstein’s retirement, the Company and Mr. Goldstein entered into a Separation Agreement, pursuant to which the Company will pay Mr. Goldstein $720,000 in severance payments (equal to 18 months base salary) over a period of 30 months and reimbursement for the costs of continuing health benefits for a period of 18 months. In exchange, Mr. Goldstein provided a broad release of the Company, agreed to assist with transitional matters and agreed to vote at the Annual Meeting of the Company’s Shareholders as recommended by the Company. Following Mr. Goldstein’s retirement, the Employment Agreement, dated as of March 26, 2014, by and between the Company and Mr. Goldstein is terminated and no longer in effect, except for those provisions that are intended to survive Mr. Goldstein’s separation from service, including non-disclosure, non-solicitation and non-competition provisions. Effective as of April 26, 2021, Kevin Paprzycki and Tisha Pedrazzini have been appointed as Interim Co-Presidents.

Our severance payment obligations under the Separation Agreement may result in the need to amend our ongoing covenant requirements under our Credit Agreement with UMB in the future.

On May 14, 2021, we entered into an Employee at Will, Non-Disclosure, and Development Assignment Agreement with Tisha Pedrazzini, pursuant to which we engaged Ms. Pedrazzini for 12 months, with compensation set at $20 per month.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2021, we conducted an evaluation, under the supervision and with the participation of our interim co-presidents of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our interim co-presidents concluded that our disclosure controls and procedures are effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and subsequent quarterly reports on Form 10-Q, which could materially affect our business, financial condition or future results.

ITEM 6.	EXHIBITS

Exhibit Number	Document
10.1	Employee at Will, Non-Disclosure, and Development Assignment Agreement, dated May 14, 2021, between the Company and Tisha Pedrazzini.
31.1	Rule 13a-14(a) Certification of the Interim Co-President.
31.2	Rule 13a-14(a) Certification of the Interim Co-President and Chief Financial Officer.
32.1*	Section 1350 Certification.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCOTT’S LIQUID GOLD-INC.
By:	/s/ Tisha Pedrazzini
Tisha Pedrazzini
Co-President

By:	/s/ Kevin A. Paprzycki
Kevin A. Paprzycki
Co- President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Date: May 14, 2021