Form 10-Q
period 2021-06-30
Scott's Liquid Gold - Inc.
filed 2021-08-13
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 12, 2021, the registrant had 12,627,963 shares of its common stock, $0.10 par value per share, outstanding.

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

•	conclusion of our distributorship agreement for Batiste Dry Shampoos;
•	a continued shift in the retail market from food and drug stores to mass merchandisers, club stores, dollar stores, e-commerce retailers, and subscription services;
•	competition from large consumer products companies in the United States;
•	competitive factors, including any decrease in distribution of (i.e., retail stores carrying) our significant products;
•	new competitive products and/or technological changes;
•	the need for effective advertising of our products and limited resources available for such advertising;
•	unfavorable economic conditions;
•	changing consumer preferences and the continued acceptance of each of our significant products in the marketplace;
•	the degree of success of any new product or product line introduction by us;
•	the degree of success of the integration of product lines or businesses we may acquire;
•	the degree of success of our conversion to outsourced manufacturing and dependence on third-party manufacturers;
•	the availability of necessary raw materials, especially plastics including caps and bottles;
•	potential increases in raw material prices;
•	changes in the regulation of our products, including applicable environmental, U.S. and international Food and Drug Administration regulations and process-audit compliance;
•	the loss of any executive officer or other personnel;
•	future losses which could affect our liquidity;
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

PART I

ITEM 1.	FINANCIAL STATEMENTS.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$8,451	$6,083	$17,884	$13,937
Cost of sales	4,929	3,215	10,225	7,605
Gross Profit	3,522	2,868	7,659	6,332

Operating expenses:
Advertising	203	141	362	362
Selling	2,518	1,614	5,069	3,203
General and administrative	1,687	1,293	2,972	2,487
Intangible asset amortization	387	210	775	420
Total operating expenses	4,795	3,258	9,178	6,472
(Loss) income from operations	(1,273)	(390)	(1,519)	(140)

Interest income	-	2	-	3
Interest expense	(175)	(74)	(309)	(78)
Income from distribution agreement termination	-	350	-	350
(Loss) income before income taxes	(1,448)	(112)	(1,828)	135
Income tax benefit	382	34	482	64
Net (loss) income	$(1,066)	$(78)	$(1,346)	$199

Net (loss) income per common share
Basic	$(0.08)	$(0.01)	$(0.11)	$0.02
Diluted	$(0.08)	$(0.01)	$(0.11)	$0.02
Weighted average shares outstanding
Basic	12,618	12,462	12,618	12,462
Diluted	12,618	12,462	12,618	12,571

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except par value amounts)

	June 30,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$20	$5
Accounts receivable, net	4,723	4,512
Inventories, net	6,770	3,988
Income taxes receivable	513	535
Prepaid expenses	542	596
Other current assets	-	112
Total current assets	12,568	9,748

Property and equipment, net	12	18
Deferred tax asset	1,287	784
Goodwill	5,280	5,280
Intangible assets, net	14,014	14,703
Operating lease right-of-use assets	2,857	2,985
Other assets	38	38
Total assets	$36,056	$33,556

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,036	$1,799
Accrued expenses	999	296
Current portion of long-term debt	1,000	1,000
Operating lease liabilities, current portion	245	249
Other current liabilities	67	67
Total current liabilities	6,347	3,411

Long-term debt, net of current portion and debt issuance costs	5,451	4,521
Operating lease liabilities, net of current	2,908	3,032
Other liabilities	129	127
Total liabilities	14,835	11,091

Shareholders’ equity:
Preferred stock, no par value, authorized 20,000 shares; no shares issued and outstanding	-	-
Common stock; $0.10 par value, authorized 50,000 shares; issued and outstanding 12,618 shares (2021) and 12,618 shares (2020)	1,262	1,262
Capital in excess of par	7,735	7,633
Retained earnings	12,224	13,570
Total shareholders’ equity	21,221	22,465
Total liabilities and shareholders’ equity	$36,056	$33,556

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Capital in Excess of Par	Retained Earnings	Total
Balance, December 31, 2020	12,618	$1,262	$7,633	$13,570	$22,465
Stock-based compensation	-	-	69	-	69
Net loss	-	-	-	(280)	(280)
Balance, March 31, 2021 (Unaudited)	12,618	1,262	7,702	13,290	22,254
Stock-based compensation			33		33
Net loss				(1,066)	(1,066)
Balance, June 30, 2021 (Unaudited)	12,618	$1,262	$7,735	$12,224	$21,221

Balance, December 31, 2019	12,462	$1,246	$7,250	$15,121	$23,617
Stock-based compensation	-	-	36	-	36
Net income	-	-	-	277	277
Balance, March 31, 2020 (Unaudited)	12,462	1,246	7,286	15,398	23,930
Stock-based compensation	-	-	35	-	35
Net loss	-	-	-	(78)	(78)
Balance, June 30, 2020 (Unaudited)	12,462	$1,246	$7,321	$15,320	$23,887

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(1,346)	$199
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	905	522
Stock-based compensation	102	71
Deferred income taxes	(503)	65
Change in operating assets and liabilities:
Accounts receivable	(211)	156
Inventories	(2,782)	2,905
Prepaid expenses and other assets	166	42
Income taxes receivable	22	322
Accounts payable, accrued expenses, and other liabilities	2,942	296
Total adjustments to net (loss) income	641	4,379
Net cash (used) provided by operating activities	(705)	4,578

Cash flows from investing activities:
Purchase of software	(113)	-
Purchase of property and equipment	-	(17)
Proceeds from sale of property and equipment	-	500
Cash paid for leasehold improvements	-	(247)
Reimbursement of leasehold improvements	-	110
Net cash (used in) provided by investing activities	(113)	346

Cash flows from financing activities:
Proceeds from revolving credit facility	19,517	-
Repayments of revolving credit facility	(18,184)	-
Repayments of term loan	(500)	-
Payments for debt issuance costs	-	(141)
Proceeds from PPP loan	-	600
Repayment of PPP loan	-	(600)
Net cash provided by (used in) financing activities	833	(141)

Net increase in cash and cash equivalents	15	4,783

Cash and cash equivalents, beginning of period	5	1,094
Cash and cash equivalents, end of period	$20	$5,877

Supplemental disclosures:
Cash paid during the period for interest	$212	$-

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

The unaudited Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statements of Cash Flows included in this Report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2021 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the period ended June 30, 2021 are not necessarily indicative of the operating results for the full year.
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

Inventories were comprised of the following at:

	June 30, 2021	December 31, 2020
Finished goods	$6,213	$3,583
Raw materials	1,303	1,281
Impairment of inventories	(746)	(876)
	$6,770	$3,988

Our remaining raw materials balance is to be sold to contract manufacturing partners based on production demand.

(g)	Property and Equipment

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

Internal-use software costs recognized as an intangible asset relates to capitalizable costs of computer software obtained for internal-use as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40-30-1. All other internal-use software costs are expensed as incurred by the Company. Amortization is recorded straight-line over the estimated useful life of the software once the software is ready for its intended use. As of June 30, 2021, our internal-use software was not ready for its intended use. The estimated useful life for internal-use software will be determined and periodically reassessed based on considerations for obsolescence, technology, competition, and other economic factors.

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

The effective tax rate for the six months ended June 30, 2021 and 2020 was 26.4% and (47.4%) respectively, which can differ from the statutory income tax rate due to permanent book-to-tax differences. The Company continues to evaluate the realizability of the deferred tax asset, if the Company is not able to return to profitability or meet future forecasted goals, the Company may realize a valuation allowance in future periods.

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

Customer allowances for trade promotions and allowance for doubtful accounts are included in net accounts receivable on the condensed consolidated balance sheets and were as follows at:

	2021	2020
Trade promotions	$1,648	$2,153
Allowance for doubtful accounts	14	183
	$1,662	$2,336

(n)	Advertising Costs

We expense advertising costs as incurred.

(o)	Stock-Based Compensation

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
(p)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, repairs, maintenance, and other indirect costs, as well as warehousing and distribution costs. We classify freight-out as selling expenses. Other selling expenses consist primarily of costs for sales and sales support personnel, brokerage commissions, and promotional costs. Freight-out costs included in selling expenses totaled $969 and $619 for the three months ended June 30, 2021 and 2020, respectively, and totaled $2,026 and $1,306 for the six months ended June 30, 2021 and 2020, respectively.

General and administrative expenses consist primarily of wages and benefits associated with management and administrative support departments, business insurance costs, professional fees, office facility related expenses, and other general support costs.

On April 29, 2021, the Company announced that Mark E. Goldstein, the President and Chief Executive Officer of the Company and a member of the Board of Directors, retired effective as of April 26, 2021. In connection with Mr. Goldstein’s retirement, the Company and Mr. Goldstein entered into a Separation Agreement, Waiver and Release (the “Separation Agreement”), pursuant to which the Company will pay Mr. Goldstein $720 in severance payments (equal to 18 months base salary) over a period of 30 months and reimbursement for the costs of continuing health benefits for a period of 18 months. Severance costs of $805 were recognized in the second quarter of 2021 and are included in general and administrative expenses for the six months ended June 30, 2021. Accrued severance costs are included in accrued expenses on the Condensed Consolidated Balance Sheets as of June 30, 2021.
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

During the six months ended June 30, 2021 and 2020, respectively, we did not grant any options to acquire shares of our common stock or any restricted stock units. No restricted stock units vested during the six months ended June 30, 2021.

Compensation cost related to stock options totaled $32 and $40 in the six months ended June 30, 2021 and 2020, respectively. Approximately $55 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next two years, depending on the vesting provisions of the options. There was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible.

Compensation cost related to RSUs totaled $70 and $31 for the six months ended June 30, 2021 and 2020, respectively. Approximately $181 of total unrecognized compensation costs related to non-vested RSUs is expected to be recognized ratably until on or around November 14, 2022.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common shares outstanding, beginning of the period	12,618	12,462	12,618	12,462
Weighted average common shares issued	-	-	-	-
Weighted average number of common shares outstanding	12,618	12,462	12,618	12,462
Dilutive effect of common share equivalents	-	-	-	109
Diluted weighted average number of common shares outstanding	12,618	12,462	12,618	12,571

Common stock equivalents (in thousands) that have been excluded from the calculation of earnings per share because they would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	15	258	15	258

Note 4.	Segment Information

We operate in two different segments: household products and personal care products. We have chosen to organize our business around these segments based on differences in the products sold. Accounting policies for our segments are the same as those described in Note 1. We evaluate segment performance based on segment income or loss from operations.

The following provides information on our segments for the three and six months ended June 30:

	Three Months Ended June 30, 2021
	Household Products	Personal Care Products	Total
Net sales	$3,754	$4,697	$8,451
(Loss) Income from operations	(972)	(301)	(1,273)
Capital and intangible asset expenditures	114	-	114
Depreciation and amortization	297	155	452

	Three Months Ended June 30, 2020
	Household Products	Personal Care Products	Total
Net sales	$2,272	$3,811	$6,083
Income from operations	202	(592)	(390)
Depreciation and amortization	137	156	293

	Six Months Ended June 30, 2021
	Household Products	Personal Care Products	Total
Net sales	$8,199	$9,685	$17,884
(Loss) Income from operations	(1,465)	(54)	(1,519)
Capital and intangible asset expenditures	114	-	114
Depreciation and amortization	595	310	905

	Six Months Ended June 30, 2020
	Household Products	Personal Care Products	Total
Net sales	$4,404	$9,533	$13,937
(Loss) Income from operations	253	(393)	(140)
Capital and intangible asset expenditures	17	-	17
Depreciation and amortization	209	313	522

Note 5.	Acquisition

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

(b)	Pro Forma Results of Operations (Unaudited)

The following tables summarize selected unaudited pro forma condensed consolidated statements of operations data for the three and six months ended June 30, 2020, as if the CR Brands Acquisition had been completed on January 1, 2020.

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Net sales	$8,752	$19,274
Net income	110	574

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

Goodwill and intangible assets, which are related to our acquisition of our Prell®, Denorex®, Kids N Pets®, BIZ® and Dryel® brands, consisted of the following:

	As of June 30, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets:
Customer relationships	$10,852	$2,842	$8,010	$10,852	$2,296	$8,556
Trade names	5,022	956	4,066	5,022	810	4,212
Formulas and batching processes	1,969	461	1,508	1,969	356	1,613
Internal-use software (not placed in service)	399	-	399	286	-	286
Non-compete agreement	66	35	31	66	30	36
	18,308	4,294	14,014	18,195	3,492	14,703
Goodwill			5,280			5,280
Total intangible assets			$19,294			$19,983

Amortization expense for the three months ended June 30, 2021 and 2020 was $401 and $224, respectively. Amortization expense for the six months ended June 30, 2021 and 2020 was $802 and $448, respectively.

Estimated amortization expense for 2021 and subsequent years is as follows:

Remainder of 2021	802
2022	1,601
2023	1,601
2024	1,600
2025	1,595
Thereafter	6,416
Total	$13,615

Note 7.	Long-Term Debt and Line-of-Credit

On July 1, 2020, we entered into a Loan and Security Agreement, as amended (the “Loan Agreement”) with UMB Bank, N.A. (“UMB”) and we terminated our Credit Agreement, dated June 30, 2016, with JPMorgan Chase Bank, N.A., (as amended, the “Prior Credit Agreement”). Under the Loan Agreement we obtained a $3,000 term loan, with equal monthly payments fully amortized over three years, and interest at the LIBOR Rate + 4.50% with a floor of 5.50%, and a revolving credit facility, with a maximum commitment of $7,000 with interest at the LIBOR Rate + 3.75%, with a floor of 4.75%. The revolving credit facility will terminate on July 1, 2023, unless terminated earlier pursuant to the terms of the Loan Agreement. The loans are secured by all of the assets of the Company and all of its subsidiaries.

The Loan Agreement requires compliance with affirmative, negative, and financial covenants, as determined on a monthly basis. The Loan Agreement also contains covenants typical of transactions of this type, including among others, limitations on the our ability to: create, incur or assume any indebtedness or lien on our assets; pay dividends or make other distributions; redeem, retire or acquire outstanding common stock, options, warrants or other rights; make fundamental changes to our corporate structure or business; make investments or sell assets; or engage in certain other activities as set forth in the Loan Agreement.

On August 13, 2021, we entered into the Third Amendment to the Loan and Security Agreement (“Third Amendment”), effective May 1, 2021, which, among other things, amends our tangible net worth and cumulative cash flow after debt service requirements, as well as the timing in which the minimum fixed charge coverage ratio is applicable.

The Company was in compliance with the Loan Agreement financial covenants as of June 30, 2021.

As of June 30, 2021, our term loan and revolving credit facility had an outstanding balance of $2,083 and $4,755, respectively, with an all-in interest rate of 6.75% and 7.50%, respectively. Unamortized loan costs were $387 as of June 30, 2021.

As of June 30, 2021, the total principal payments due on our outstanding debt were as follows:

	Revolving Credit Facility	Term Loan	Total
Remainder of 2021	$-	$500	$500
2022	-	1,000	1,000
2023	4,755	583	5,338
Total minimum principal payments	$4,755	$2,083	$6,838

Note 8.	Leases

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

Information related to leases was as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Operating lease information:
Operating lease cost	$105	$210
Operating cash flows from operating leases	105	$210
Net assets obtained in exchange for new operating lease liabilities	-	-

Weighted average remaining lease term in years	9.40	9.40
Weighted average discount rate	5.1%	5.1%

Future minimum annual lease payments are as follows:

Remainder of 2021	$206
2022	399
2023	406
2024	413
2025	420
Thereafter	2,166
Total minimum lease payments	$4,010
Less imputed interest	(857)

Total operating lease liability	$3,153

Note 9.Subsequent Events

On August 13, 2021, we entered into the Third Amendment to the Loan and Security Agreement, effective May 1, 2021.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Distribution Agreement with Church & Dwight

Our distribution agreement with Church & Dwight Co., Inc. and our subsidiary, Neoteric Cosmetics, Inc., will not be extended beyond its existing expiration date of December 31, 2021 (the “Expiration Date”).  As a result, the distribution agreement will expire on its own terms as of the Expiration Date and the Company will cease to distribute Batiste Dry Shampoo products. Unless offset by increased sales of our other products, the conclusion of this distribution agreement will have a material impact on our net sales and result of operations beginning in 2022. Net sales of Batiste were $5,327 and $8,797 for the years ended December 31, 2020 and 2019, respectively.

COVID-19 Pandemic

In 2020, the global economy began experiencing a downturn related to the impacts of the COVID-19 global pandemic. While many businesses resumed operations towards the end of the second quarter of 2020, the effects of the pandemic have continued into 2021 and the duration of the impact still remains uncertain. We expect to see continued volatility in the economic markets and government responses to the COVID-19 pandemic. These changing conditions and governmental responses could have impacts on our operating results for the remainder of the year or longer.

Supply Chain and Outsourcing Partners

As a result of COVID-19, we have encountered various supply chain disruptions impacting the availability of certain raw materials for our finished goods products. We have been proactively identifying alternative sources for delayed raw materials. At times, our highest demand products were impacted by supply chain disruptions, but availability continues to improve primarily as a result of our actions to mitigate such disruptions. Our third-party logistics partners are facing challenges with availability of staffing and transportation sources, which could cause product shipments to be delayed.

Health and Safety

We have taken proactive, aggressive action to protect the health and safety of our employees, customers, and partners. We monitor national, state, and local health recommendations and regulations, and will implement additional protective measures as appropriate.

Customer Demand

At the onset of the pandemic, as a result of government-mandated stay-at-home orders, some of our customers were impacted and forced to cease operations. Customer closings primarily impacted revenue for our Batiste Dry Shampoo distributed products during the last part of March 2020. Shipments to our major Batiste Dry Shampoo customers resumed in May 2020, but at lower levels than preceded the pandemic. Any other customer closures or restrictions would negatively impact our business.

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

Results of Operations

Three months ended June 30, 2021 compared to three months ended June 30, 2020

	Three Months Ended June 30, (in thousands)
			Increase / (Decrease)
	2021	2020	$	%
Net sales	$8,451	$6,083	$2,368	38.9%
Cost of sales	4,929	3,215	1,714	53.3%
Gross profit	3,522	2,868	654	22.8%
Gross margin	41.7%	47.1%

Operating expenses:
Advertising	203	141	62	44.0%
Selling	2,518	1,614	904	56.0%
General and administrative	1,687	1,293	394	30.5%
Intangible asset amortization	387	210	177	84.3%
Total operating expenses	4,795	3,258	1,537	47.2%
(Loss) income from operations	(1,273)	(390)	(883)	(226.4%)

Interest income	-	2	(2)	(100.0%)
Interest expense	(175)	(74)	(101)	(136.5%)
Other Income	-	350
Income before income taxes	(1,448)	(112)	(986)	(1,192.9%)
Income tax benefit	382	34	348	1,023.5%
Net loss	$(1,066)	$(78)	$(638)	(1,266.7%)

Net loss primarily due to the following:

•	Decrease in gross profit due to shortages of key products, including our Scott’s Liquid Gold Wood Care product.
•	Increase in selling expenses primarily from transportation and labor associated with our logistics and warehousing partners.
•	Increase in general and administrative expenses primarily due to restructuring costs associated with separation of employees.
•	Increase in intangible asset amortization from our acquisition of BIZ and Dryel brands in July 2020.
•

Increase in interest expense associated with our UMB Loan Agreement we entered into in July 2020. The increased debt resulting from simultaneous supply chain shortages and investment in building depleted finished goods inventories has also increased our interest expense.

•

Partially offset by an increase in gross profit primarily attributable to the acquisition of our BIZ and Dryel products in July 2020. Decrease in gross margin is primarily due to lower margins on acquired brands and cost increases in our manufacturing partners’ raw materials.

Segment Results

Household Products

The following table shows comparative net sales, gross margin, gross profit, (loss) income from operations, volume and percentage changes for household products between periods:

	Three Months Ended June 30, (in thousands)
			Increase / (Decrease)
	2021	2020	$	%
Net sales	$3,754	$2,272	$1,482	65.2%
Gross profit	$1,377	$1,338	$39	2.9%
Gross margin	36.7%	58.9%
(Loss) income from operations	$(972)	$202	$(1,174)	(581.2%)
•

Household products increase in net sales was primarily attributable to our BIZ and Dryel acquisitions. This was offset by a decrease in net sales from key product shortages, including our Scott’s Liquid Gold Wood Care product. We anticipate sales of this product to resume in the third quarter of 2021.

•

Lower gross margin and loss from operations. The increase in margins from outsourcing was offset by lower margins on acquired brands, increasing costs in our manufacturing partners’ raw materials, and increases in selling expenses as well as intangible asset amortization.

Personal Care Products

The following table shows comparative net sales, gross margin, gross profit, income (loss) from operations, volume and percentage changes for personal care products between periods:

	Three Months Ended June 30, (in thousands)
			Increase / (Decrease)
	2021	2020	$	%
Personal care net sales
Net sales - distributed products	$1,209	$1,216	$(7)	(0.6%)
Net sales - manufactured products	3,488	2,595	893	34.4%
Total personal care net sales	$4,697	$3,811	$886	23.2%

Gross profit	$2,145	$1,530	$615	40.2%
Gross margin	45.7%	40.1%
Loss from operations	$(301)	$(592)	$291	49.2%
•

Net sales of distributed personal care products remained consistent. Net sales of Batiste increased over the prior year because several customers’ stores closed in the second quarter of 2020 due to COVID-19. This increase offset the conclusion of our distribution arrangement with Montagne Jeunesse in June 2020.

•

Net sales and gross profit of manufactured personal care products increased primarily due to higher sales of our Alpha Skin Care line to China and e-commerce partners as well as higher sales of our shampoo brands with increased store traffic in 2021 compared to the prior year where sales were impacted by COVID-19.

•	Increased gross margin was driven by product sales mix and outsourcing to contract manufacturing partners during the second and third quarters of 2020.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

	Six Months Ended June 30, (in thousands)
			Increase / (Decrease)
	2021	2020	$	%
Net sales	$17,884	$13,937	$3,947	28.3%
Cost of sales	10,225	7,605	2,620	34.5%
Gross profit	7,659	6,332	1,327	21.0%
Gross margin	42.8%	45.4%

Operating expenses:
Advertising	362	362	-	0.0%
Selling	5,069	3,203	1,866	58.3%
General and administrative	2,972	2,487	485	19.5%
Intangible asset amortization	775	420	355	84.5%
Total operating expenses	9,178	6,472	2,706	41.8%
(Loss) income from operations	(1,519)	(140)	(1,379)	(985.0%)

Interest income	-	3	(3)	(100.0%)
Interest expense	(309)	(78)	(231)	(296.2%)
Other Income	-	350	(350)	(100.0%)
(Loss) income before income taxes	(1,828)	135	(1,963)	(1,454.1%)
Income tax benefit (expense)	482	64	418	653.1%
Net (loss) income	$(1,346)	$199	$(1,545)	(776.4%)

Net loss primarily due to the following:

•	Decrease in gross profit due to shortages of key products, including our Scott’s Liquid Gold Wood Care product.
•	Increase in selling expenses primarily from transportation and labor associated with our logistics and warehousing partners.
•	Increase in general and administrative expenses primarily due to restructuring costs associated with separation of employees.
•	Increase in intangible asset amortization from our acquisition of BIZ and Dryel brands in July 2020.
•

Increase in interest expense associated with our UMB Loan Agreement we entered into in July 2020. The increased debt resulting from simultaneous supply chain shortages and investment in building depleted finished goods inventories has also increased our interest expense.

•

Partially offset by an increase in gross profit primarily attributable to the acquisition of our BIZ and Dryel products in July 2020. Decrease in gross margin is primarily due to lower margins on acquired brands and cost increases in our manufacturing partners’ raw materials.

Segment Results

Household Products

The following table shows comparative net sales, gross margin, gross profit, (loss) income from operations, volume and percentage changes for household products between periods:

	Six Months Ended June 30, (in thousands)
			Increase / (Decrease)
	2021	2020	$	%
Net sales	$8,199	$4,404	$3,795	86.2%
Gross profit	$3,282	$2,427	$855	35.2%
Gross margin	40.0%	55.1%
(Loss) income from operations	$(1,465)	$253	$(1,718)	(679.1%)
•

Household products increase in net sales was primarily attributable to our BIZ and Dryel acquisitions. This was offset by a decrease in net sales from key product shortages, including our Scott’s Liquid Gold Wood Care product. We anticipate sales of this product to resume in the third quarter of 2021.

•

Lower gross margin and loss from operations. The increase in margins from outsourcing was offset by lower margins on acquired brands, increasing costs in our manufacturing partners’ raw materials, and increases in selling expenses as well as intangible asset amortization.

Personal Care Products

The following table shows comparative net sales, gross margin, gross profit, loss from operations, volume and percentage changes for personal care products between periods:

	Six Months Ended June 30, (in thousands)
			Increase / (Decrease)
	2021	2020	$	%
Personal care net sales
Distributed products	$3,170	$4,121	$(951)	(23.1%)
Manufactured products	6,515	5,412	1,103	20.4%
Total personal care net sales	$9,685	$9,533	$152	1.6%

Gross profit	$4,377	$3,905	$472	12.1%
Gross margin	45.2%	41.0%
Loss from operations	$(54)	$(393)	$339	86.3%
•	Net sales and of distributed personal care products decreased due to the conclusion of our distribution arrangement with Montagne Jeunesse in the second quarter of 2020.
•

Net sales and gross profit of manufactured personal care products increased primarily due to higher sales of our Alpha Skin Care line to China and e-commerce partners as well as higher sales of our shampoo brands with increased store traffic in 2021 compared to the prior year where sales were impacted by COVID-19.

•	Increased gross margin was driven by product sales mix and outsourcing to contract manufacturing partners during the second and third quarters of 2020.

Liquidity and Capital Resources

Financing Agreements

Please see Note 7 to our Condensed Consolidated Financial Statements for information on our Loan Agreement with UMB, which replaced our Prior Credit Agreement with Chase on July 1, 2020.

Liquidity and Changes in Cash Flows

At June 30, 2021, we had $3,245 capacity on our revolving credit facility with UMB, with $991 available based on our collateralized assets. Our cash on hand was $20 as of June 30, 2021, an increase of $15 when compared to the balance as of December 31, 2020. Cash on hand is kept at low levels to minimize interest expense based on availability of the revolving credit facility.

The following is a summary of cash provided by or (used in) each of the indicated types of activities:

	Six Months Ended June 30, (in thousands)
			Increase / (Decrease)
	2021	2020	$	%
Operating activities	$(704)	$4,578	$(5,282)	(115.4%)
Investing activities	(114)	346	(460)	(132.9%)
Financing activities	833	(141)	974	690.8%
•	Net cash used in operating activities was primarily related to our investments in finished goods inventories.
•	Net cash used in investing activities was related to capital expenditures associated with our ERP software implementation.
•	Net cash provided by financing activities was attributable to financing from our Loan Agreement with UMB to fund our operating and investing activities.

The uncertainty related to the COVID-19 outbreak has impacted our operations and could affect our future results. While we believe that our business model will allow us to generate sufficient operating cash flows, our liquidity has been affected by the timing of our build of depleted finished goods inventories, while our net sales have been delayed due to supply chain shortages. We expect that our current cash reserves and availability under our UMB Loan Agreement will be sufficient to meet operational cash needs during the next twelve months, but further supply chain disruptions in the short-term could limit our liquidity.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2021, we conducted an evaluation, under the supervision and with the participation of our interim co-presidents of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our interim co-presidents concluded that our disclosure controls and procedures are effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the six months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and subsequent quarterly reports on Form 10-Q, which could materially affect our business, financial condition or future results.

ITEM 6.	EXHIBITS

Exhibit Number	Document
10.1	Third Amendment to Loan and Security Agreement, dated August 13, 2021
31.1	Rule 13a-14(a) Certification of the Interim Co-President.
31.2	Rule 13a-14(a) Certification of the Interim Co-President and Chief Financial Officer.
32.1*	Section 1350 Certification.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCOTT’S LIQUID GOLD-INC.
By:	/s/ Tisha Pedrazzini
Tisha Pedrazzini
Interim Co-President
By:	/s/ Kevin A. Paprzycki
Kevin A. Paprzycki
Interim Co-President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Date: August 13, 2021