Form 10-Q
period 2021-09-30
Scott's Liquid Gold - Inc.
filed 2021-11-15
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, the registrant had 12,723,488 shares of its common stock, $0.10 par value per share, outstanding.

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

The forward-looking statements contained in this Report are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Forward-looking statements and our performance inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to:

•	the impact of the COVID-19 pandemic on our business, suppliers, consumers, customers, and employees;
•	disruptions or inefficiencies in the supply chain, including any impact of the COVID-19 pandemic;
•	dependence on third-party vendors and on sales to major customers;
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

PART I

ITEM 1.	FINANCIAL STATEMENTS.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$8,555	$7,197	$26,439	$21,134
Cost of sales	5,413	3,973	15,637	11,578
Gross Profit	3,142	3,224	10,802	9,556

Operating expenses:
Advertising	144	169	506	531
Selling	2,686	2,168	7,755	5,371
General and administrative	836	976	3,782	3,435
Intangible asset amortization	401	401	1,203	849
Total operating expenses	4,067	3,714	13,246	10,186
Loss from operations	(925)	(490)	(2,444)	(630)

Interest income	-	-	-	3
Interest expense	(208)	(137)	(517)	(215)
Income from distribution agreement termination	-	-	-	350
Loss before income taxes	(1,133)	(627)	(2,961)	(492)
Income tax (expense) benefit	(1,335)	110	(853)	174
Net loss	$(2,468)	$(517)	$(3,814)	$(318)

Net loss per common share
Basic	$(0.20)	$(0.04)	$(0.30)	$(0.03)
Diluted	$(0.20)	$(0.04)	$(0.30)	$(0.03)
Weighted average shares outstanding
Basic	12,642	12,480	12,628	12,468
Diluted	12,642	12,480	12,628	12,468

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value amounts)

	September 30,	December 31,
	2021	2020
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$12	$5
Accounts receivable, net	4,284	4,512
Inventories, net	6,639	3,988
Income taxes receivable	343	535
Prepaid expenses	533	596
Other current assets	-	112
Total current assets	11,811	9,748

Property and equipment, net	9	18
Deferred tax asset	-	784
Goodwill	5,280	5,280
Intangible assets, net	13,763	14,703
Operating lease right-of-use assets	2,796	2,985
Other assets	38	38
Total assets	$33,697	$33,556

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,152	$1,799
Accrued expenses	1,064	296
Current portion of long-term debt	1,000	1,000
Operating lease liabilities, current portion	247	249
Other current liabilities	-	67
Total current liabilities	5,463	3,411

Long-term debt, net of current portion and debt issuance costs	6,519	4,521
Operating lease liabilities, net of current	2,846	3,032
Other liabilities	62	127
Total liabilities	14,890	11,091

Shareholders’ equity:
Preferred stock, no par value, authorized 20,000 shares; no shares issued and outstanding	-	-
Common stock; $0.10 par value, authorized 50,000 shares; issued and outstanding 12,666 shares (2021) and 12,618 shares (2020)	1,266	1,262
Capital in excess of par	7,785	7,633
Retained earnings	9,756	13,570
Total shareholders’ equity	18,807	22,465
Total liabilities and shareholders’ equity	$33,697	$33,556

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Capital in Excess of Par	Retained Earnings	Total
Balance, December 31, 2020	12,618	$1,262	$7,633	$13,570	$22,465
Stock-based compensation	-	-	69	-	69
Net loss	-	-	-	(280)	(280)
Balance, March 31, 2021	12,618	1,262	7,702	13,290	22,254
Stock-based compensation	-	-	33	-	33
Net loss	-	-	-	(1,066)	(1,066)
Balance, June 30, 2021	12,618	$1,262	$7,735	$12,224	$21,221
Stock-based compensation	-	-	(3)	-	(3)
Stock options exercised	45	4	53	-	57
Restricted stock unit vesting	3	-	-	-	-
Net loss	-	-	-	(2,468)	(2,468)
Balance, September 30, 2021	12,666	$1,266	$7,785	$9,756	$18,807

Balance, December 31, 2019	12,462	$1,246	$7,250	$15,121	$23,617
Stock-based compensation	-	-	36	-	36
Net income	-	-	-	277	277
Balance, March 31, 2020	12,462	1,246	7,286	15,398	23,930
Stock-based compensation	-	-	35	-	35
Net loss	-	-	-	(78)	(78)
Balance, June 30, 2020	12,462	1,246	7,321	15,320	23,887
Stock-based compensation	-	-	35	-	35
Stock options exercised	51	5	62	-	67
Net loss	-	-	-	(517)	(517)
Balance, September 30, 2020	12,513	1,251	7,418	14,803	23,472

See accompanying notes to these Condensed Consolidated Financial Statements (Unaudited).

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,814)	$(318)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	1,357	976
Stock-based compensation	99	106
Deferred income taxes	784	(26)
Change in operating assets and liabilities:
Accounts receivable	228	(1,756)
Inventories	(2,651)	3,373
Prepaid expenses and other assets	175	(200)
Income taxes receivable	192	488
Accounts payable, accrued expenses, and other liabilities	1,990	1,659
Total adjustments to net loss	2,174	4,620
Net cash (used) provided by operating activities	(1,640)	4,302

Cash flows from investing activities:
Acquisition	-	(10,529)
Purchase of software	(262)	-
Purchase of property and equipment	-	(17)
Proceeds from sale of property and equipment	-	500
Cash paid for leasehold improvements	-	(484)
Reimbursement of leasehold improvements	-	247
Net cash used in investing activities	(262)	(10,283)

Cash flows from financing activities:
Proceeds from revolving credit facility	29,824	6,525
Repayments of revolving credit facility	(27,222)	(3,795)
Proceeds from term loan	-	3,000
Repayments of term loan	(750)	(167)
Payments for debt issuance costs	-	(569)
Proceeds from PPP loan	-	600
Repayment of PPP loan	-	(600)
Proceeds from exercise of stock options	57	67
Net cash provided by financing activities	1,909	5,061

Net increase (decrease) in cash and cash equivalents	7	(920)

Cash and cash equivalents, beginning of period	5	1,094
Cash and cash equivalents, end of period	$12	$174

Supplemental disclosures:
Cash paid during the period for interest	$372	$23

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

The unaudited Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statements of Cash Flows included in this Report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2021 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the period ended September 30, 2021 are not necessarily indicative of the operating results for the full year.
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

Inventories were comprised of the following at:

	September 30, 2021	December 31, 2020
Finished goods	$6,446	$3,583
Raw materials	1,299	1,281
Impairment of inventories	(1,106)	(876)
	$6,639	$3,988

Our remaining raw materials balance is to be sold to contract manufacturing partners based on production demand. During the three and nine months ended September 30, 2021, we recognized $410 related to slow moving and obsolete raw materials and finished goods, which were included in cost of sales on the Condensed Consolidated Statement of Operations.

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

Internal-use software costs recognized as an intangible asset relates to capitalizable costs of computer software obtained for internal-use as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40-30-1. All other internal-use software costs are expensed as incurred by the Company. Amortization is recorded straight-line over the estimated useful life of the software once the software is ready for its intended use. As of September 30, 2021, our internal-use software was not ready for its intended use. The estimated useful life for internal-use software will be determined and periodically reassessed based on considerations for obsolescence, technology, competition, and other economic factors.

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

The effective tax rate for the nine months ended September 30, 2021 and 2020 was 21.6% and 35.4% respectively, which can differ from the statutory income tax rate due to permanent book-to-tax differences.  During the third quarter, the Company established a valuation allowance on our deferred tax asset, which is reflected in income tax expense on the Condensed Consolidated Statements of Operations. The valuation allowance represents our determination that, more likely than not, we will be unable to realize the value of such assets at this time due to the uncertainty of future profitability.

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

Customer allowances for trade promotions and allowance for doubtful accounts are included in net accounts receivable on the condensed consolidated balance sheets and were as follows at:

	2021	2020
Trade promotions	$1,556	$2,153
Allowance for doubtful accounts	14	183
	$1,570	$2,336

(n)	Advertising Costs

We expense advertising costs as incurred.

(o)	Stock-Based Compensation

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

The Company issued restricted stock unit (“RSUs”) awards with restrictions that lapse upon the passage of time (service vesting) and satisfaction of market conditions targeted to our Company’s stock price. For those restricted stock unit awards with only service vesting, the Company recognizes compensation cost on a straight-line basis over the service period. For awards with both market and service conditions, the Company starts recognizing compensation cost over the requisite service period, with the effect of the market conditions reflected in the calculation of the award’s fair value at grant date. The Company values awards with only service vesting requirements based on the grant date share price. The Company values awards with market and service conditions using a Monte Carlo simulation. The Company determines the requisite service period for awards with both market and service conditions based on the longer of the explicit service period and the derived service period. Stock awards that contain market vesting conditions are included in the computations of diluted EPS reflecting the average number of shares that would be issued based on the highest 30-day average market price during the reporting periods, if their effect is dilutive. If the condition is based on an average of market prices over some period of time, the corresponding average for the period is used.
(p)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, repairs, maintenance, and other indirect costs, as well as warehousing and distribution costs. We classify freight-out as selling expenses. Other selling expenses consist primarily of costs for sales and sales support personnel, brokerage commissions, and promotional costs. Freight-out costs included in selling expenses totaled $768 and $579 for the three months ended September 30, 2021 and 2020, respectively, and totaled $2,163 and $1,792 for the nine months ended September 30, 2021 and 2020, respectively.

General and administrative expenses consist primarily of wages and benefits associated with management and administrative support departments, business insurance costs, professional fees, office facility related expenses, and other general support costs.

On April 29, 2021, the Company announced that Mark E. Goldstein, the President and Chief Executive Officer of the Company and a member of the Board of Directors, retired effective as of April 26, 2021. In connection with Mr. Goldstein’s retirement, the Company and Mr. Goldstein entered into a Separation Agreement, Waiver and Release (the “Separation Agreement”), pursuant to which the Company will pay Mr. Goldstein $720 in severance payments (equal to 18 months base salary) over a period of 30 months and reimbursement for the costs of continuing health benefits for a period of 18 months. Severance costs of $805 were recognized in the second quarter of 2021 and are included in general and administrative expenses for the nine months ended September 30, 2021. Accrued severance costs are included in accrued expenses on the Condensed Consolidated Balance Sheets as of September 30, 2021.
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

During the nine months ended September 30, 2021 and 2020, respectively, we did not grant any options to acquire shares of our common stock or any restricted stock units. During the three months ended September 30, 2021, three thousand restricted stock units vested for a member of the Board of Directors.

Compensation cost related to stock options totaled $44 and $60 in the nine months ended September 30, 2021 and 2020, respectively. Approximately $55 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next two years, depending on the vesting provisions of the options. There was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible.

Compensation cost related to RSUs totaled $55 and $46 for the nine months ended September 30, 2021 and 2020, respectively. Approximately $88 of total unrecognized compensation costs related to non-vested RSUs is expected to be recognized ratably until on or around November 14, 2022.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common shares outstanding, beginning of the period	12,618	12,462	12,618	12,462
Weighted average common shares issued	24	18	10	6
Weighted average number of common shares outstanding	12,642	12,480	12,628	12,468
Dilutive effect of common share equivalents	-	-	-	-
Diluted weighted average number of common shares outstanding	12,642	12,480	12,628	12,468

Common stock equivalents (in thousands) that have been excluded from the calculation of earnings per share because they would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	15	258	15	258

Note 4.	Segment Information

We operate in two different segments: household products and personal care products. We have chosen to organize our business around these segments based on differences in the products sold. Accounting policies for our segments are the same as those described in Note 1. We evaluate segment performance based on segment income or loss from operations.

The following provides information on our segments for the three and nine months ended September 30:

	Three Months Ended September 30, 2021
	Household Products	Personal Care Products	Total
Net sales	$4,431	$4,124	$8,555
Loss from operations	(377)	(548)	(925)
Capital and intangible asset expenditures	150	-	150
Depreciation and amortization	298	154	452

	Three Months Ended September 30, 2020
	Household Products	Personal Care Products	Total
Net sales	$4,178	$3,019	$7,197
Loss from operations	(90)	(400)	(490)
Depreciation and amortization	297	157	454

	Nine Months Ended September 30, 2021
	Household Products	Personal Care Products	Total
Net sales	$12,618	$13,821	$26,439
Loss from operations	(1,853)	(591)	(2,444)
Capital and intangible asset expenditures	262	-	262
Depreciation and amortization	893	464	1,357

	Nine Months Ended September 30, 2020
	Household Products	Personal Care Products	Total
Net sales	$8,582	$12,552	$21,134
(Loss) Income from operations	163	(793)	(630)
Capital and intangible asset expenditures	17	-	17
Depreciation and amortization	506	470	976

Note 5.	Acquisition

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

The following tables summarize selected unaudited pro forma condensed consolidated statements of operations data for the nine months ended September 30, 2020, as if the CR Brands Acquisition had been completed on January 1, 2020.

Nine Months Ended September 30, 2020
Net sales	$26,471
Net income	57

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

Goodwill and intangible assets, which are related to our acquisition of our Prell®, Denorex®, Kids N Pets®, BIZ®, and Dryel® brands, consisted of the following:

	As of September 30, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets:
Customer relationships	$10,853	$3,115	$7,738	$10,852	$2,296	$8,556
Trade names	5,022	1,029	3,993	5,022	810	4,212
Formulas and batching processes	1,969	513	1,456	1,969	356	1,613
Internal-use software (not placed in service)	548	-	548	286	-	286
Non-compete agreement	66	38	28	66	30	36
	$18,458	$4,695	$13,763	$18,195	$3,492	$14,703
Goodwill			5,280			5,280
Total intangible assets			$19,043			$19,983

Amortization expense for the three months ended September 30, 2021 and 2020 was $401, respectively. Amortization expense for the nine months ended September 30, 2021 and 2020 was $1,203 and $849, respectively.

Estimated amortization expense for 2021 and subsequent years is as follows:

Remainder of 2021	$401
2022	1,601
2023	1,601
2024	1,600
2025	1,595
Thereafter	6,417
Total	$13,215

Note 7.	Long-Term Debt and Line-of-Credit

On July 1, 2020, we entered into a loan and security agreement, as amended (the “UMB Loan Agreement”) with UMB Bank, N.A. (“UMB”) and we terminated our Credit Agreement, dated June 30, 2016, with JPMorgan Chase Bank, N.A., (as amended, the “Prior Credit Agreement”). Under the UMB Loan Agreement we obtained a $3,000 term loan, with equal monthly payments fully amortized over three years, and interest at the LIBOR Rate + 4.50% with a floor of 5.50%, and a revolving credit facility, with a maximum commitment of $7,000 with interest at the LIBOR Rate + 3.75%, with a floor of 4.75%. The revolving credit facility will terminate on July 1, 2023, unless terminated earlier pursuant to the terms of the UMB Loan Agreement. The loans are secured by all of the assets of the Company and all of its subsidiaries.

The UMB Loan Agreement requires compliance with affirmative, negative, and financial covenants, as determined on a monthly basis. The UMB Loan Agreement also contains covenants typical of transactions of this type, including among others, limitations on the our ability to: create, incur or assume any indebtedness or lien on our assets; pay dividends or make other distributions; redeem, retire or acquire outstanding common stock, options, warrants or other rights; make fundamental changes to our corporate structure or business; make investments or sell assets; or engage in certain other activities as set forth in the UMB Loan Agreement.

On November 9, 2021, we entered into the Fourth Amendment to the Loan and Security Agreement (“Fourth Amendment”), effective September 30, 2021, which, among other things, amends our tangible net worth and cumulative cash flow after debt service requirements, as well as the timing in which the minimum fixed charge coverage ratio is applicable.

The Company was in compliance with the UMB Loan Agreement financial covenants as of September 30, 2021.

As of September 30, 2021, our term loan and revolving credit facility had an outstanding balance of $1,833 and $6,025, respectively, with an effective interest rate of 6.75% and 7.50%, respectively. Unamortized loan costs were $339 as of September 30, 2021.

As of September 30, 2021, the total principal payments due on our outstanding debt were as follows:

	Revolving Credit Facility	Term Loan	Total
Remainder of 2021	$-	$250	$250
2022	-	1,000	1,000
2023	6,025	583	6,608
Total minimum principal payments	$6,025	$1,833	$7,858

On November 9, 2021, we entered into a loan and security agreement (the “La Plata Loan Agreement”) with La Plata Capital, LLC (“La Plata”). Under the La Plata Loan Agreement, we obtained a $2,000 term loan that bears interest at 14% and a maturity date of November 9, 2023. Interest-only payments are required on a monthly basis beginning in January 2022 and ending on December 1, 2022. Beginning on January 1, 2023, monthly principal payments of $30 are required in addition to accrued and unpaid interest. All remaining unpaid principal and interest are fully due on November 9, 2023. The La Plata Loan Agreement requires compliance with affirmative, negative, and financial covenants, as determined on a monthly basis beginning in July 2022. The La Plata Loan Agreement is secured by all of the assets of the Company and all of its subsidiaries, subordinate to the security of the UMB Loan Agreement. In conjunction with this agreement, we also entered into an intercreditor and subordination agreement with UMB and La Plata, effective November 9, 2021.

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

Information related to leases was as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Operating lease information:
Operating lease cost	$105	$315
Operating cash flows from operating leases	105	$315
Net assets obtained in exchange for new operating lease liabilities	-	-

Weighted average remaining lease term in years	9.40	9.40
Weighted average discount rate	5.1%	5.1%

Future minimum annual lease payments are as follows:

Remainder of 2021	$206
2022	399
2023	406
2024	413
2025	420
Thereafter	2,106
Total minimum lease payments	$3,950
Less imputed interest	(857)

Total operating lease liability	$3,093

Note 9.Subsequent Events

Effective as of October 22, 2021, Tisha Pedrazzini will serve as President and Principal Executive Officer.  Tisha Pedrazzini, age 46, served as the Interim Co-President since April 26, 2021, and is a member of the Company’s Board of Directors

Effective as of October 22, 2021, David Arndt, age 37, will serve as Chief Financial Officer, Principal Accounting Officer, Treasurer and Corporate Secretary.  Mr. Arndt was employed by the Company beginning in 2017, serving as the VP of Finance of the Company since April 2021 and, prior to that, serving as Director of FP&A and Treasury, Controller, and Director of Financial Reporting.  Before joining the Company, Mr. Arndt was employed by EKS&H LLLP (now Plante & Moran, PLLC) for seven years.

On November 9, 2021, we entered into the Fourth Amendment with UMB and the La Plata Loan Agreement.

On November 9, 2021, we issued restricted stock unit awards to certain executive officers. These compensatory awards were issued under the Company’s 2015 Equity and Incentive Plan. David M. Arndt and Michael B. Hyman, each an executive officer of the Company, received restricted stock unit awards that will vest in thirds on next three anniversaries of the grant date.

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

We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state, and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. Given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future.

Results of Operations

Three months ended September 30, 2021 compared to three months ended September 30, 2020

	Three Months Ended September 30, (in thousands)
			Increase / (Decrease)
	2021	2020	$	%
Net sales	$8,555	$7,197	$1,358	18.9%
Cost of sales	5,413	3,973	1,440	36.2%
Gross profit	3,142	3,224	(82)	(2.5%)
Gross margin	36.7%	44.8%

Operating expenses:
Advertising	144	169	(25)	(14.8%)
Selling	2,686	2,168	518	23.9%
General and administrative	836	976	(140)	(14.3%)
Intangible asset amortization	401	401	-	0.0%
Total operating expenses	4,067	3,714	353	9.5%
Loss from operations	(925)	(490)	(435)	(88.8%)

Interest expense	(208)	(137)	(71)	(51.8%)
Loss before income taxes	(1,133)	(627)	(506)	(80.7%)
Income tax (expense) benefit	(1,335)	110	(1,445)	(1,313.3%)
Net loss	$(2,468)	$(517)	$(1,951)	(377.3%)

Net loss primarily due to the following:

•

Despite increased sales from additional foot traffic at our retail customers and restored finished goods inventory of key products, we experienced a decrease in gross margin. This decrease was due to the sales mix and cost increases in our manufacturing partners’ raw materials. Additionally, we impaired inventories related to slow moving and obsolete raw materials and finished goods.

•	Increase in selling expenses primarily from transportation and labor associated with our logistics and warehousing partners.
•

Increase in interest expense associated with our UMB Loan Agreement. The increased debt resulting from simultaneous supply chain shortages and investment in building depleted finished goods inventories has also increased our interest expense.

•	Increase in income tax expense due to the establishment of a valuation allowance against our deferred tax asset.
•	Decrease in general and administrative expenses, which included acquisition-related expenses in the third quarter of 2020.

Segment Results

Household Products

The following table shows comparative net sales, gross margin, gross profit, loss from operations, volume and percentage changes for household products between periods:

	Three Months Ended September 30, (in thousands)
			Increase / (Decrease)
	2021	2020	$	%
Net sales	$4,431	$4,178	$253	6.1%
Gross profit	$1,786	$1,824	$(38)	(2.1%)
Gross margin	40.3%	43.7%
Loss from operations	$(377)	$(90)	$(287)	(318.9%)
•	Household products increase in net sales was attributable to additional foot traffic at our retail customers from eased restrictions related to the COVID-19 pandemic in 2021.
•	Gross profit and margin decreased due to cost increases in our manufacturing partners’ raw materials and inventory impairment related to slow moving and obsolete raw materials and finished goods.
•	Additional loss from operations was related to increases in transportation and labor associated with our logistics and warehousing partners.

Personal Care Products

The following table shows comparative net sales, gross margin, gross profit, loss from operations, volume and percentage changes for personal care products between periods:

	Three Months Ended September 30, (in thousands)
			Increase / (Decrease)
	2021	2020	$	%
Personal care net sales
Net sales - distributed products	$1,535	$943	$592	62.8%
Net sales - manufactured products	2,589	2,076	513	24.7%
Total personal care net sales	$4,124	$3,019	$1,105	36.6%

Gross profit	$1,356	$1,400	$(44)	(3.1%)
Gross margin	32.9%	46.4%
Loss from operations	$(548)	$(400)	$(148)	(37.0%)
•

Net sales of distributed and manufactured personal care products increased due to additional foot traffic at our retail customers from eased restrictions related to the COVID-19 pandemic in 2021. Additionally, net sales increased due to restored finished goods inventory of key products in 2021.

•

Decreased gross margin was driven by product sales mix and increasing costs in our manufacturing partners’ raw materials. Additionally, we impaired inventories related to slow moving and obsolete raw materials and finished goods.

•	Additional loss from operations was related to increases in transportation and labor associated with our logistics and warehousing partners.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

	Nine Months Ended September 30, (in thousands)
			Increase / (Decrease)
	2021	2020	$	%
Net sales	$26,439	$21,134	$5,305	25.1%
Cost of sales	15,637	11,578	4,059	35.1%
Gross profit	10,802	9,556	1,246	13.0%
Gross margin	40.9%	45.2%

Operating expenses:
Advertising	506	531	(25)	(4.7%)
Selling	7,755	5,371	2,384	44.4%
General and administrative	3,782	3,435	347	10.1%
Intangible asset amortization	1,203	849	354	41.7%
Total operating expenses	13,246	10,186	3,060	30.0%
Loss from operations	(2,444)	(630)	(1,814)	(287.9%)

Interest income	-	3	(3)	(100.0%)
Interest expense	(517)	(215)	(302)	(140.5%)
Other Income	-	350	(350)	(100.0%)
Loss before income taxes	(2,961)	(492)	(2,469)	(501.8%)
Income tax (expense) benefit	(853)	174	(1,027)	(590.2%)
Net loss	$(3,814)	$(318)	$(3,496)	(1,099.4%)

Net loss primarily due to the following:

•

Decrease in gross margin due to the sales mix and cost increases in our manufacturing partners’ raw materials. Additionally, we impaired inventories related to slow moving and obsolete raw materials and finished goods.

•	Increase in selling expenses primarily from transportation and labor associated with our logistics and warehousing partners.
•

Increase in general and administrative expenses is due to restructuring costs associated with separation of employees in 2021, which were offset by reduced professional costs from acquisition-related expenses that were incurred in 2020.

•

Increase in interest expense associated with our UMB Loan Agreement. The increased debt resulting from simultaneous supply chain shortages and investment in building depleted finished goods inventories has also increased our interest expense.

•	Increase in income tax expense due to the establishment of a valuation allowance against our deferred tax asset.
•	Increase in gross profit, attributable to the acquisition of our BIZ and Dryel products in July 2020.

Segment Results

Household Products

The following table shows comparative net sales, gross margin, gross profit, loss from operations, volume and percentage changes for household products between periods:

	Nine Months Ended September 30, (in thousands)
			Increase / (Decrease)
	2021	2020	$	%
Net sales	$12,618	$8,582	$4,036	47.0%
Gross profit	$5,056	$4,251	$805	18.9%
Gross margin	40.1%	49.5%
(Loss) income from operations	$(1,853)	$163	$(2,016)	(1,236.8%)
•

Household products increase in net sales and gross profit was attributable to our BIZ and Dryel acquisitions. This was offset by a decrease in net sales from key product shortages, including our Scott’s Liquid Gold Wood Care product, where we experienced supply chain shortages until the third quarter of 2021.

•	Gross margin decreased due to cost increases in our manufacturing partners’ raw materials and inventory impairment related to slow moving and obsolete raw materials and finished goods.
•	Additional loss from operations was related to increases in transportation and labor associated with our logistics and warehousing partners.

Personal Care Products

The following table shows comparative net sales, gross margin, gross profit, loss from operations, volume and percentage changes for personal care products between periods:

	Nine Months Ended September 30, (in thousands)
			Increase / (Decrease)
	2021	2020	$	%
Personal care net sales
Distributed products	$4,704	$5,064	$(360)	(7.1%)
Manufactured products	9,117	7,488	1,629	21.7%
Total personal care net sales	$13,821	$12,552	$1,269	10.1%

Gross profit	$5,746	$5,305	$441	8.3%
Gross margin	41.6%	42.3%
Loss from operations	$(591)	$(793)	$202	25.5%
•	Net sales of distributed personal care products decreased due to the conclusion of our distribution arrangement with Montagne Jeunesse in the second quarter of 2020.
•

Net sales of manufactured personal care products increased primarily due to higher sales of our Alpha Skin Care line to China and e-commerce partners as well as higher sales of our shampoo brands due to additional foot traffic at our retail customers from eased restrictions related to the COVID-19 pandemic in 2021.

•

Decreased gross margin was driven by product sales mix and increasing costs in our manufacturing partners raw materials. Additionally, we impaired inventories related to slow moving and obsolete raw materials and finished goods.

Liquidity and Capital Resources

Financing Agreements

Please see Note 7 to our Condensed Consolidated Financial Statements for information on our UMB Loan Agreement and La Plata Loan Agreement.

Liquidity and Changes in Cash Flows

At September 30, 2021, we had $976 capacity on our revolving credit facility with UMB, with $954 available based on our collateralized assets. Our cash on hand was $12 as of September 30, 2021, an increase of $7 when compared to the balance as of December 31, 2020. Cash on hand is kept at low levels to minimize interest expense based on availability of the revolving credit facility.

The following is a summary of cash provided by or (used in) each of the indicated types of activities:

	Nine Months Ended September 30, (in thousands)
			Increase / (Decrease)
	2021	2020	$	%
Operating activities	$(1,640)	$4,302	$(5,942)	(138.1%)
Investing activities	(262)	(10,283)	10,021	97.5%
Financing activities	1,909	5,061	(3,152)	(62.3%)
•	Net cash used in operating activities was primarily related to our investments in finished goods inventories.
•	Net cash used in investing activities was related to capital expenditures associated with our ERP software implementation.
•	Net cash provided by financing activities was attributable to financing from our UMB Loan Agreement to fund our operating and investing activities.

The uncertainty related to the COVID-19 outbreak has impacted our operations and could affect our future results. While we believe that our business model will allow us to generate sufficient operating cash flows, our liquidity has been affected by the timing of our build of depleted finished goods inventories, while our net sales have been delayed due to supply chain shortages. We expect that our current cash reserves and availability under our UMB Loan Agreement and La Plata Loan Agreement will be sufficient to meet operational cash needs during the next twelve months, but further supply chain disruptions in the short-term could limit our liquidity.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2021, we conducted an evaluation, under the supervision and with the participation of our interim co-presidents of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our interim co-presidents concluded that our disclosure controls and procedures are effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the nine months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and subsequent quarterly reports on Form 10-Q, which could materially affect our business, financial condition, or future results.

ITEM 6.	EXHIBITS

Exhibit Number	Document
10.1	Consent and Fourth Amendment to Loan and Security Agreement, dated November 9, 2021.
10.2	Loan Agreement, dated November 9, 2021, by and between La Plata Capital, LLC, and Scott's Liquid Gold-Inc.
10.3	Security Agreement, dated November 9, 2021, by and between La Plata Capital, LLC, and Scott's Liquid Gold-Inc.
10.4	Employment Agreement, dated as of November 11, 2021, between Scott’s Liquid Gold-Inc. and David Arndt.
31.1	Rule 13a-14(a) Certification of the President.
31.2	Rule 13a-14(a) Certification of the President and Chief Financial Officer.
32.1*	Section 1350 Certification.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCOTT’S LIQUID GOLD-INC.
By:	/s/ Tisha Pedrazzini
Tisha Pedrazzini
President
By:	/s/ David M. Arndt
David M. Arndt
Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Date: November 15, 2021