Form 10-K
period 2021-12-31
Scott's Liquid Gold - Inc.
filed 2022-03-31
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2021, was $14,745,158.

The number of shares of Registrant’s Common Stock outstanding as of March 30, 2022 was 12,734,156.

Certain information required by Part III is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders for fiscal year ended December 31, 2021 to be filed within 120 days after December 31, 2021.

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

Overview

Scott’s Liquid Gold-Inc., a Colorado corporation, was incorporated on February 15, 1954. In this Report the terms “we”, “us” or “our” refer to Scott’s Liquid Gold-Inc. and our subsidiaries, collectively. We develop, market, and sell high-quality, high-value household and health and beauty care products. Our business is divided into two operating segments; household products and health and beauty care products. Our family of brands include:

•	Scott’s Liquid Gold®;
•	Alpha® Skin Care;
•	Prell®;
•	Denorex®;
•	Kids N Pets®; and
•	BIZ®.

Effective as of December 31, 2021, we sold the Dryel® brand and we are no longer distributing Batiste Dry Shampoo.

Financial Information About Segments and Principal Products

The table set forth below shows the percentage of our net sales contributed by each operating segment during 2021 and 2020:

	% of Net Sales
	2021	2020
Household	42.8%	43.9%

Health and beauty care
Distributed	21.5%	22.8%
Manufactured	35.7%	33.3%
Total health and beauty care	57.2%	56.1%

For more financial information on our operating segments, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 to our Consolidated Financial Statements in Item 8.

Household Products

The principal products in our household products segment include:

•	Scott’s Liquid Gold® Wood Care;
•	Scott’s Liquid Gold® Floor Restore; and
•	Kids N Pets® and Messy Pet®; and
•	BIZ® .

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

On October 1, 2019, we acquired Kids N Pets® brands, which includes Messy Pet®. Founded in 1989, Kids N Pets® brands are award winning, safe, stain and odor removing products targeted toward households with children and pets. These high-quality, high-value brands currently encompass six SKUs exceptional at controlling odor and cleaning up kid and pet accidents, and food and drink stains while being products that parents can feel safe using around their children and pets. Kids N Pets® primary sales channel is through retail stores such as Walmart and Home Depot, and online through properties such as such as Amazon and Chewy.

On July 1, 2020, we acquired BIZ® and Dryel® brands. BIZ is the top performing detergent in the market, utilizing a proprietary enzyme-based formula to fight stains and eliminate odors. It was established by Proctor & Gamble in 1968 and is sold in Powder, Liquid, and Liquid Booster Pack for a total of seven SKUs. Dryel is the market leader in the at-home dry cleaning category, representing approximately 65% of the at-home dry cleaning market in 2019.  It was established by Proctor & Gamble in 1998 and is sold primarily in a consumer starter kit with refills.

On December 23, 2021, we sold the Dryel® brand to a company that markets and distributes household cleaning products. We have reflected the operations of Dryel as discontinued operations for all periods presented. See Note 2 - “Discontinued Operations” in the Notes to Consolidated Financial Statements for further information.

Health and Beauty Care Products

The principal products in our health and beauty care products segment include:

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

We were a distributor in the United States for Batiste Dry Shampoo from 2009 through 2021. Under our distribution agreement with the manufacturer of Batiste Dry Shampoo, Church & Dwight Co. Inc. (“Church & Dwight”), we were the exclusive specialty retail distributor in the United States of Batiste Dry Shampoo until our agreement expired on December 31, 2021.

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

The table set forth below shows net sales to our significant customers as a percentage of consolidated net sales during 2021 and 2020:

	% of Net Sales
	2021	2020
Walmart Inc. ("Walmart")	30.9%	29.2%
Ulta	18.8%	15.8%

As is typical in our industry, we do not have long-term contracts with Walmart, Ulta, or any other retail customer.

Historically, we have used our websites for sales of our products directly to consumers. Beginning in January 2022, our websites redirect consumers to our e-commerce retail partners to fulfill sales of our products directly to our consumers.

Currently, our international sales are made to distributors who are responsible for the selling and marketing of the products, and we are paid for these products in United States dollars.

From time to time, our customers return products to us. For our household products, we permit returns only for a limited time. For our health and beauty care products, returns are accepted for a greater period of time in order to maintain or enhance our relationship with the customer. Typically, customers are granted a credit equal to the original sale price plus a handling charge.

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

Subsequent to the Elevation Transaction, we identified third-party logistics and contract manufacturing partners for our product lines, and we no longer manufacture or ship any of our products directly to our retail partners.

Under our distribution agreement with Church & Dwight, we were the exclusive distributor of Batiste Dry Shampoo products in the specialty retailer channel in the United States through December 31, 2021.

Almost all of the raw and packaging materials used by the Company are purchased from third parties, some of whom are single-source suppliers. The prices we pay for materials and other commodities are subject to fluctuation. Due primarily to weather and COVID-19 related supply chain disruptions combined with increased demand as the economy re-opens, we experienced limited supply constraints and commodity costs increases for certain raw materials and finished goods. When prices for these items change, we may or may not be able to pass the change to our customers. The Company expects continued volatility and increased cost pressures in both commodities and transportation to continue in fiscal year 2022.

Competition

Both the household and health and beauty care product categories are highly competitive and innovative. We compete in both categories against a range of competitors, most of which are significantly larger and have greater financial resources, name recognition, innovation capabilities, and product and market diversification than us. We compete in both categories primarily on the basis of quality, brand recognition, and the distinguishing characteristics of our products. The wood care and laundry care product categories are dominated by a small number of companies that are significantly larger than us and each of these competitors produces several competing products. In the health and beauty care category, several of our competitors are also significantly larger than us and each of these competitors produces several competing products.

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

Employees

As of December 31, 2021, we employed 27 people, who work in administrative, sales, advertising, marketing and operational functions. Through our history, we appreciate the importance of retention, growth and development of our employees. We believe we offer competitive compensation (including salary, incentive bonus, and equity) and benefits packages to our employees. We are also focused on understanding our diversity and inclusion strengths and opportunities and executing on a strategy to support further progress. We continue to focus on building a pipeline for talent to create more opportunities for workplace diversity and to support greater representation within the Company.

No contracts exist between us and any union. The compensation of our executive officers is subject to annual review by the Compensation Committee of our Board of Directors.

Patents and Trademarks

At present, we own one patent for our Neoteric Diabetic® Healing Cream. Additionally, we actively use our registered trademarks for Scott’s Liquid Gold®, Alpha® Skin Care, Prell®, Denorex®, Zincon®, Neoteric Diabetic Skin Care®, Neoteric®, Kids N Pets®, Messy Pet®, and BIZ® in the United States and have registered trademarks in a number of additional countries. Our registered trademarks protect names and logos relating to our products as well as the design of boxes for certain of our products.

Public Information

Our website address is www.slginc.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. We make available, free of charge, on our website our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, shareholder proxy statements on Schedule 14A, interactive data files posted pursuant to Rule 405 of Regulation S-T, our Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the United States Securities and Exchange Commission (the “SEC”). You may also access and read our filings without charge through the SEC’s website at www.sec.gov.

Our Code of Business Conduct and Ethics Policy, Audit Committee Charter, Governance and Nominating Committee Charter, and Compensation Committee Charter, are all available, free of charge, on our website. The documents referenced above are available in print at no cost to any stockholder who requests them from our Corporate Secretary at 8400 East Crescent Parkway, Suite 450, Greenwood Village, Colorado 80111.

ITEM 1A.	RISK FACTORS.

The following is a discussion of certain material risks that may affect our business. These risks may negatively impact our existing business, future business opportunities, our financial condition or our financial results. In such case, the trading price of our common stock could also decline. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also negatively impact our business.

Business and Industry Risks

A loss of one or more of our major customers could have a material adverse effect on our product sales.

For a majority of our sales, we are dependent upon a small number of major retail customers. The easy access of consumers to our products is dependent upon these major retail stores and other retail stores carrying our products. The willingness of retail customers to carry any of our products depends on various factors, including the level of sales of the product at their stores. In addition, private label products sold by retail trade chains, which are typically sold at lower prices than branded products, are a source of competition for certain of our product lines.

Any declines in sales of our products to consumers could result in the loss of retail customers and a corresponding decrease in the distribution of the products, as well as increased costs related to any markdown or return of our products. It is uncertain whether the consumer base served by these stores would purchase our products at other retail stores.

Our international operations in China expose us to a number of risks.

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

In both health and beauty care and household products, our competitors include some of the largest consumer products companies in the United States.

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

Our primary market is retail stores in the United States which sell to consumers or end users in the mass market. Consumer preferences can change rapidly and are affected by new competitive products. This situation is true for both health and beauty care and household products. Any changes in consumer preferences can materially affect the sales of our products and the results of our operations.

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

Our stock is traded on the OTC Pink Market tier of the OTC Markets. The volume of trades in our stock varies from day to day but is relatively limited. As a result, any events can result in volatile movements in the price of our stock and can result in significant declines in the market price of our stock.

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

Operational Risks

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

Currently, as a result of COVID-19, our third-party manufacturers are having delays due to material shortages and delays and difficulty staffing workforce to keep production lines moving efficiently, which is forcing them to restructure their planning to produce products in a timely manner.

Financial and Economic Risks

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

Changes in the economic environment have resulted, and could further result, in significant impairments of certain of our goodwill and long-lived assets.

Under U.S. generally accepted accounting principles (“GAAP”), we review the carrying value of our goodwill on an annual basis. We also review the carrying value of our long-lived assets when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable, based on their expected future cash flows. The impact of reduced expected future cash flow could require the write-down of all or a portion of the carrying value for these assets, which would result in additional impairments, resulting in decreased earnings. During 2021, we determined that the fair values of goodwill and certain intangible assets in our Detergent, All-Purpose, and Shampoo reporting units were less than their carrying values which resulted in impairment charges.

Legal and Regulatory Risks

Changes in the regulation of our products, including environmental regulations, could have an adverse effect on the distribution, cost or function of our products.

Regulations affecting our products include requirements of the FDA and NMPA for cosmetic products and environmental regulations. In the past, the FDA has mentioned the treatment of products with AHAs as drugs, which could make our production and sale of certain Alpha® Skin Care products more expensive or prohibitive. Also, in the past, we have been required to change the formulation of our products to comply with environmental regulations and may be required to do so again in the future if the applicable regulations are further amended.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.PROPERTIES.

We lease our corporate headquarter facilities in Greenwood Village, Colorado. Please see Note 8 to our Consolidated Financial Statements for more information on our facilities.

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

Market Information

Our $0.10 par value common stock is traded on the OTC Pink Market tier of the OTC Markets (an electronic inter-dealer quotation system) under the ticker symbol “SLGD.” Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The high and low prices of our common stock as traded on the OTC Pink Market tier of the OTC Markets were as follows:

Three Months Ended	2021		2020
	High	Low	High	Low
March 31	$3.03	$1.78	$2.50	$1.25
June 30	3.00	2.28	2.05	1.28
September 30	3.00	2.00	1.82	1.51
December 31	2.08	1.00	1.84	1.52

Shareholders of Record

As of March 30, 2022, based on inquiry, we had approximately 638 shareholders of record.

Dividends

We did not pay any cash dividends during the two most recent fiscal years. We do not anticipate paying dividends in the foreseeable future.

ITEM 6.	RESERVED.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Customer Demand

At the onset of the pandemic, as a result of government-mandated stay-at-home orders, some of our customers were impacted and forced to cease operations. Customer closings primarily impacted revenue for our Batiste Dry Shampoo distributed products during 2020.

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

Distribution Agreement with Church & Dwight

Our distribution agreement with Church & Dwight Co., Inc. and our subsidiary, Neoteric Cosmetics, Inc., was not extended beyond the Expiration Date. As a result, the distribution agreement expired on its own terms as of the Expiration Date and the Company ceased to distribute Batiste Dry Shampoo products. Unless offset by increased sales of our other products, the conclusion of this distribution agreement is expected to have a material impact on our net sales and result of operations. Net sales of Batiste were $7,155 and $5,299 for the years ended December 31, 2021, and 2020, respectively.

Sale of Dryel® Brand

On December 23, 2021, we sold the Dryel® brand to a company that markets and distributes household cleaning products. We have reflected the operations of Dryel as discontinued operations for all periods presented. See Note 2 - “Discontinued Operations” in the Notes to Consolidated Financial Statements for further information.

Executive Overview

Our Business

Scott’s Liquid Gold-Inc. exists to positively impact consumers’ lives in the markets we serve and create shareholder value. We develop, market, and sell high-quality, high-value household and health and beauty care products nationally and internationally to mass merchandisers, drugstores, supermarkets, hardware stores, e-commerce retailers, other retail outlets, and to wholesale distributors. Our long history of selling household products has generated strong consumer and customer loyalty for our brands.

On an ongoing basis, management focuses on a variety of key indicators to monitor our business health and performance. These key indicators include (but are not limited to) the following:

•	Net sales (collectively and by operating segment);
•	Profitability, focusing on gross margins and net income; and
•	Cash flow.

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

Outlook

Looking forward, we are focused on both short- and long-term strategies that we believe will enhance our financial health and deliver shareholder value. While the marketplace in which we operate has always been highly competitive, we expect that the category challenges and the level of competition will continue to rise. We believe that some of the trends in our business and industry could adversely affect our profitability, including the following:

•	Changes in national and international regulations;
•	Changes in policies or practices of some of our key retail customers;
•	Rapid growth of e-commerce and alternative retail channels; and
•	Volatility in the costs of products, transportation, and labor associated with our logistics and warehousing partners.

We believe our history of providing high-quality, high-value products to consumers positions us to meet the challenges in our marketplace by continuing to focus on the following key priorities in 2022:

•	Pursuing growth opportunities, including distributing Alpha® Skin Care, Kids N Pets®, and other products to broader markets;
•	Improving our processes and systems, specifically through the implementation of a new ERP;
•	Optimizing our inventories, supply chain, and third-party logistics partners, and operations; and
•	Paydown of debt and improving cash flows from operations through growth of sales and optimization of cost structure.

Results of Operations

	For the Year Ended December 31, (in thousands)
			Increase / (Decrease)
	2021	2020	$	%
Net sales	$33,081	$28,958	$4,123	14.2%
Cost of sales	19,082	16,433	2,649	16.1%
Impairment of inventories	404	876	(472)	(53.9%)
Total cost of sales	19,486	17,309	2,177	12.6%
Gross profit	13,595	11,649	1,946	16.7%
Gross margin	41.1%	40.2%

Operating expenses:
Advertising	639	702	(63)	(9.0%)
Selling	9,797	7,546	2,251	29.8%
General and administrative	4,611	4,724	(113)	(2.4%)
Intangible asset amortization	1,111	1,005	106	10.5%
Impairment of goodwill and intangible assets	6,294	-	6,294	100.0%
Impairment of property and equipment	-	107	(107)	(100.0%)
Total operating expenses	22,452	14,084	8,368	59.4%
Loss from operations	(8,857)	(2,435)	(6,422)	(263.7%)

Interest expense	(373)	(216)	(157)	(72.7%)
Other income	-	350	(350)	(100.0%)
Loss before income taxes and discontinued operations	(9,230)	(2,301)	(6,929)	(301.1%)
Income tax (expense) benefit	(1,008)	707	(1,715)	(242.6%)
Loss from continuing operations	(10,238)	(1,594)	(8,644)	(542.3%)
(Loss) income from discontinued operations, net of taxes	(853)	43	(896)	(2,083.7%)
Net loss	$(11,091)	$(1,551)	$(9,540)	(615.1%)

Net loss increased primarily due to the following:

•

Increase in gross profit due to the acquisition of BIZ in July 2020 and additional foot traffic at our retail customers from eased restrictions related to the COVID-19 pandemic in 2021. Additionally, net sales increased due to restored finished goods inventory of key products in 2021 in our household segment.

•	Increase in selling expenses from the acquisition of BIZ and COVID-19 driven increases in costs in transportation and labor associated with our logistics and warehousing partners.
•

Decrease in general and administrative expenses is due to reduced professional costs from acquisition-related expenses that were incurred in 2020 and offset by restructuring costs associated with separation of employees in 2021.

•

Increase in interest expense associated with our increased debt facilities. The increased debt resulting from simultaneous supply chain shortages and investment in building depleted finished goods inventories has also increased our interest expense.

•	Increase in income tax expense due to the establishment of a valuation allowance against our deferred tax asset.
•	Loss from discontinued operations due to the sale of our Dryel brand, which resulted in the recognition of a loss on the sale of the business.
•	Impairment of goodwill and intangible assets of Detergent and Shampoo reporting units.

Segment Results

The following tables show comparative net sales, gross margin, gross profit, loss (income) from operations, volume and percentage changes for our household and health and beauty care products between periods:

Household products

	For the Year Ended December 31, (in thousands)
			Increase / (Decrease)
	2021	2020	$	%
Net sales	$14,152	$12,003	$2,149	17.9%
Gross profit	$5,583	$5,830	$(247)	(4.2%)
Gross margin	39.5%	48.6%
(Loss) income from operations	$(3,963)	$52	$(4,015)	(7,721.2%)
•

Household products increase in net sales was attributable to our acquisition of BIZ. This was offset by a decrease in net sales from key product shortages, including our Scott’s Liquid Gold Wood Care product.

•

Gross profit and gross margin decreased due to cost increases in our manufacturing partners’ raw materials and inventory impairment related to slow moving and obsolete raw materials and finished goods.

•

Loss from operations was related to increases in transportation and labor associated with our logistics and warehousing partners, restructuring costs, and impairment of goodwill and intangible assets in our Detergent and All-Purpose reporting units.

Health and beauty care products

	For the Year Ended December 31, (in thousands)
			Increase / (Decrease)
	2021	2020	$	%
Health and beauty care net sales
Net sales- distributed products	$7,123	$6,834	$289	4.2%
Net sales- manufactured products	11,806	10,121	1,685	16.6%
Total health and beauty care net sales	$18,929	$16,955	$1,974	11.6%

Gross profit	$8,012	$5,819	$2,193	37.7%
Gross margin	42.3%	34.3%
Loss from operations	$(4,894)	$(2,487)	$(2,407)	(96.8%)
•

Net sales of distributed health and beauty care products increased due to additional foot traffic at our retail customers from eased restrictions related to the COVID-19 pandemic in 2021. This increase is offset by the conclusion of our distribution arrangement with Montagne Jeunesse in the second quarter of 2020.

•

Net sales of manufactured health and beauty care products increased primarily due to higher sales of our Alpha Skin Care line to e-commerce partners and China as well as higher sales of our Denorex brand due to the restoration of consistent inventory levels in 2021.

•	Increase in gross margin was due to increased sales of manufactured products, improved margins from outsourced manufacturing operations, and a reduction in impaired inventories in 2021.
•

Loss from operations was primarily due to the impairment of goodwill and intangible assets of our Shampoo reporting unit, inventory impairment related to slow moving and obsolete raw materials and finished goods, and increases in transportation and labor associated with our logistics and warehousing partners.

Liquidity and Capital Resources

Financing Agreements

Please see Note 7 to our Consolidated Financial Statements for information on our debt facilities with UMB Bank, N.A. and La Plata Capital, LLC.

Liquidity and Changes in Cash Flows

At December 31, 2021, we had $5,467 available on our revolving credit facility with UMB, and approximately $770 in cash on hand, an increase of $765 from December 31, 2020 due to our sale of Dryel and paydown of our revolving credit facility.

The following is a summary of cash provided by or used in each of the indicated types of activities:

	For the Year Ended December 31, (in thousands)
			Increase / (Decrease)
	2021	2020	$	%
Operating activities	$(322)	$3,582	$(3,904)	(109.0%)
Investing activities	4,381	(10,097)	14,478	143.4%
Financing activities	(2,794)	5,426	(8,220)	(151.5%)
•	Net cash used by operating activities decreased primarily related increases in costs related to supply chain and third party logistics impacted as well as investments in finished goods inventories.
•	Net cash provided by investing activities was primarily attributable to our sale of Dryel.
•	Net cash used in financing activities was primarily attributable to repayments of the UMB revolving credit facility and term loan and was offset by proceeds from La Plata term loan.

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

Revenue Recognition

Our revenue recognition policy is significant because the amount and timing of revenue is a key component of our results of operations. See Note 1(m), “Revenue Recognition” in our Consolidated Financial Statements in Item 8 for additional discussion.

Intangible Assets and Goodwill

For fiscal year 2021, the Company’s reporting units for goodwill impairment testing purposes were its individual components, which are differentiated by their product categories. These reporting units are the level at which discrete financial information is available and reviewed by management.

Determining the fair value of the Company’s reporting units for goodwill and the fair value of its intangible assets requires significant estimates and judgments by management. When a quantitative analysis is performed, the Company generally uses the income approach, which requires several estimates, including future cash flows consistent with management’s strategic plans, sales growth rates, and the selection of royalty rates and a discount rate. Estimating sales growth rates requires significant judgment by management in areas such as future economic conditions, category growth rates, product pricing, consumer tastes and preferences and future expansion expectations. In selecting an appropriate royalty rate, the Company considers recent market transactions for similar brands and products. In determining an appropriate discount rate, the Company considers the current interest rate environment and its estimated cost of capital. Other qualitative factors the Company considers, in addition to those quantitative measures discussed above, include assessments of general macroeconomic conditions, industry-specific considerations and historical financial performance. The Company generally engages a third-party valuation firm to assist it in determining the fair value of intangible assets acquired in business combinations.

In determining the fair value of the Company’s reporting units, fair value is also determined using the market approach, which is generally derived from metrics of comparable publicly traded companies. As multiple valuation methodologies are used, the Company also performs a qualitative analysis comparing the fair value of a reporting unit under each method to assess its reasonableness and ensure consistency of results.

Determining the expected life of a brand requires management judgment and is based on an evaluation of several factors including market share, brand history, future expansion expectations, the level of in-market support anticipated by management, legal or regulatory restrictions and the economic environment where the products are sold.

We made revisions to the internal forecasts relating to all reporting units during the fourth quarter of 2021 due primarily to the sale of our Dryel brand and the impact of rising costs associated with the manufacture and distribution of our products. Through our annual assessments conducted on December 31, 2021, we concluded that the changes in circumstances in these reporting units triggered the need for a quantitative review of the carrying values of goodwill and certain intangible assets and resulted in impairment charges to each of our Detergent, All-Purpose, and Shampoo reporting units during the year ended December 31,2021, and resulted in the following impairment charges:

	Intangible Assets	Goodwill	Total
Detergent	$1,085	$593	$1,678
Shampoo	2,966	1,520	4,486
All-Purpose	130	-	130
	$4,181	$2,113	$6,294

Inventories Valuation

Our inventory valuation policy is significant because the costs and valuation of slow-moving or obsolete inventories are key components of our results of operations. See Note 1(f), “Inventories Valuation” in our Consolidated Financial Statements in Item 8 for additional discussion.

During the year ended December 31, 2021, we specifically identified slow moving and obsolete inventories, resulting in an impairment of $404.

Income Taxes

Our income taxes policy is significant because our estimate for taxes is a key component of our results of operations. See Note 1(l), “Income Taxes” in our Consolidated Financial Statements in Item 8 for additional discussion.

Recently Issued Accounting Standards

For information on recently issued accounting standards, see Note 1(q), “Recently Issued Accounting Standards,” to our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Scott’s Liquid Gold – Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidating balance sheets of Scott’s Liquid Gold - Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Intangible Assets

Description of the Matter

At December 31, 2021, the Company’s net intangible assets was $5,160,000. As discussed in Notes 1 (i) and 6 to the consolidated financial statements, net intangible assets are assessed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the asset. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value.

Auditing the Company’s impairment tests for intangible assets was complex and highly judgmental due to the significant estimation in management’s assumptions to calculate the undiscounted cash flows and the fair value estimate. These assumptions can significantly affect the undiscounted cash flows and fair value of the intangible assets.

How We Addressed the Matter in Our Audit

We evaluated the design of key controls used by management to develop their fair value estimates.

To test the Company’s impairment assessment for intangible assets, we performed audit procedures that included, among others, testing the significant assumptions discussed above, including the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry and economic trends, historical financial results and other relevant factors. We involved our valuation specialists to assist in the assessment of the Company’s discount rate for the fair value estimate of intangible assets when the carrying amount of the assets exceeds the estimated future undiscounted cashflows. We performed sensitivity analyses related to the discount rate to evaluate the change in the fair value relative to the carrying value when measuring the resulting impairment. We also assessed the historical accuracy of management's projections.

Impairment of Goodwill

Description of the Matter

At December 31, 2021, the Company’s goodwill was $1,710,000.  As discussed in Notes 1(i) and 6 of the consolidated financial statements, goodwill is tested by the Company’s management for impairment at least annually, during the fourth quarter, unless events or circumstances indicate the carrying amount may not be recoverable. Goodwill is tested for impairment at the reporting unit level.

Auditing the Company’s impairment tests for goodwill was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting units for goodwill. Specifically, the fair value estimates of the reporting units are sensitive to assumptions such as net sales growth rates, discount rate, and long-term growth rates. The fair value estimates of goodwill are affected by such factors as industry, market performance, and financial forecasts.

How We Addressed the Matter in Our Audit

We evaluated the design of key controls used by management to develop their fair value estimates.

To test the estimated fair value of the Company's reporting units, we performed audit procedures that included, among others, assessing the methodologies used and testing the significant assumptions discussed above, including the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry and economic trends, historical financial results and other relevant factors. We performed sensitivity analyses of significant assumptions to evaluate the change in the fair value of the reporting units resulting from changes in the inputs and assumptions. We also assessed the historical accuracy of management's projections. In addition, we involved our valuation specialists to assist in our evaluation of the valuation methodology and significant assumptions described above used to develop the fair value estimates.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2003.

March 31, 2022

Denver, Colorado

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended
	December 31,
	2021	2020
Net sales	$33,081	$28,958
Cost of sales	19,082	16,433
Impairment of inventories	404	876
Total cost of sales	19,486	17,309
Gross Profit	13,595	11,649

Operating expenses:
Advertising	639	702
Selling	9,797	7,546
General and administrative	4,611	4,724
Intangible asset amortization	1,111	1,005
Impairment of goodwill and intangible assets	6,294	-
Impairment of property and equipment	-	107
Total operating expenses	22,452	14,084
Loss from operations	(8,857)	(2,435)

Interest expense	(373)	(216)
Other income	-	350
Loss before income taxes and discontinued operations	(9,230)	(2,301)
Income tax (expense) benefit	(1,008)	707
Loss from continuing operations	(10,238)	(1,594)
(Loss) income from discontinued operations, net of taxes	(853)	43
Net loss	$(11,091)	$(1,551)

Basic and diluted net loss per common shares:
Loss from continuing operations	$(0.81)	$(0.13)
Loss from discontinued operations	$(0.07)	$0.00
Net loss	$(0.88)	$(0.13)

Weighted average shares outstanding:
Basic and diluted	12,678	12,635

See accompanying notes to these Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except par value amounts)

	December 31,	December 31,
	2021	2020

Assets
Current assets:
Cash	$770	$5
Restricted cash	500	-
Accounts receivable, net	3,516	4,512
Inventories	5,677	3,808
Income taxes receivable	320	535
Prepaid expenses	436	596
Other current assets	-	112
Current assets associated with discontinued operations	-	180
Total current assets	11,219	9,748

Property and equipment, net	7	18
Deferred tax asset, net	-	969
Goodwill	1,710	3,823
Intangible assets, net	5,160	9,984
Operating lease right-of-use assets	2,735	2,985
Other assets	38	38
Long-term assets associated with discontinued operations	-	5,991
Total assets	$20,869	$33,556

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,647	$1,799
Accrued expenses	747	296
Current portion of long-term debt	1,000	1,000
Operating lease liabilities, current portion	251	249
Other current liabilities	-	67
Total current liabilities	4,645	3,411

Long-term debt, net of current portion and debt issuance costs	1,876	4,521
Operating lease liabilities, net of current	2,780	3,032
Other liabilities	27	127
Total liabilities	9,328	11,091

Shareholders’ equity:
Preferred stock, no par value, authorized 20,000 shares; no shares issued and outstanding	-	-
Common stock; $0.10 par value, authorized 50,000 shares; issued and outstanding 12,727 shares (2021) and 12,618 shares (2020)	1,273	1,262
Capital in excess of par	7,789	7,633
Retained earnings	2,479	13,570
Total shareholders’ equity	11,541	22,465
Total liabilities and shareholders’ equity	$20,869	$33,556

See accompanying notes to these Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common Stock
	Shares	Amount	Capital in Excess of Par	Retained Earnings	Total
Balance, January 1, 2020	12,462	$1,246	$7,250	$15,121	$23,617
Stock-based compensation	-	-	176	-	176
Stock options exercised	51	5	62	-	67
Restricted stock unit vesting	105	11	145	-	156
Net loss	-	-	-	(1,551)	(1,551)
Balance, December 31, 2020	12,618	$1,262	$7,633	$13,570	$22,465
Stock-based compensation	-	-	(9)	-	(9)
Stock options exercised	45	4	53	-	57
Restricted stock unit vesting	64	7	112	-	119
Net loss	-	-	-	(11,091)	(11,091)
Balance, December 31, 2021	12,727	$1,273	$7,789	$2,479	$11,541

See accompanying notes to these Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(11,091)	$(1,551)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	1,820	1,430
Stock-based compensation	110	332
Deferred income taxes	784	(229)
Loss on disposal of discontinued operations	834	-
Impairment of equipment	-	107
Impairment of inventories	404	876
Impairment of goodwill and intangible assets	6,294	-
Change in operating assets and liabilities:
Accounts receivable	996	(1,817)
Inventories	(2,093)	4,256
Prepaid expenses and other assets	272	(323)
Income taxes receivable	215	170
Accounts payable, accrued expenses, and other liabilities	1,133	331
Total adjustments to net loss	10,769	5,133
Net cash (used) provided by operating activities	(322)	3,582

Cash flows from investing activities:
Acquisition	-	(10,529)
Purchase of software	(469)	-
Proceeds from sale of discontinued operations	4,850	-
Purchase of property and equipment	-	(17)
Proceeds from sale of property and equipment	-	500
Cash paid for leasehold improvements	-	(484)
Reimbursement of leasehold improvements	-	433
Net cash provided by (used in) investing activities	4,381	(10,097)

Cash flows from financing activities:
Proceeds from revolving credit facility	40,677	16,995
Repayments of revolving credit facility	(43,885)	(13,573)
Proceeds from term loan	2,000	3,000
Repayments of term loan	(1,583)	(417)
Payments for debt issuance costs	(60)	(646)
Proceeds from PPP loan	-	600
Repayment of PPP loan	-	(600)
Proceeds from exercise of stock options	57	67
Net cash (used in) provided by financing activities	(2,794)	5,426

Net increase (decrease) in cash	1,265	(1,089)

Cash and restricted cash, beginning of period	5	1,094
Cash and restricted cash, end of period	$1,270	$5

Cash and restricted cash, end of period associated with discontinued operations	$-	$-
Cash and restricted cash, end of period associated with continuing operations	$1,270	$5

Supplemental disclosures:
Cash paid during the period for interest	$564	$183

See accompanying notes to these Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except per share data)

Note 1. Organization and Summary of Significant Accounting Policies

(a)Company Background

Scott’s Liquid Gold-Inc., a Colorado corporation, was incorporated on February 15, 1954. Scott’s Liquid Gold-Inc. and its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our” or “us”) develop, market, and sell quality household and health and beauty care products. Our business is comprised of two segments; household products and health and beauty care products.

(b)	Principles of Consolidation

Our Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

On December 23, 2021, we entered into an asset purchase agreement with a buyer, pursuant to which we agreed to sell to all of our right, title and interest in and to certain assets of the Dryel® product line. We have reflected the operations the Dryel® product line as discontinued operations for all periods presented, which was previously classified under our household products segment. See Note 2 for further information.
(c)	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain previously reported financial information has been reclassified to conform to the current year’s presentation.
(d)	Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts in our financial statements of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, the realization of deferred tax assets, reserves for slow moving and obsolete inventory, customer returns and allowances, intangible asset useful lives and amortization method, fair value of assets acquired in business combinations, future cash flows associated with impairment testing of goodwill and other long-lived assets, and stock-based compensation. Actual results could differ from our estimates.

(e)	Cash and Restricted Cash

Cash and restricted cash consist of the following:

	December 31, 2021	December 31, 2020
Cash	$770	$5
Restricted Cash	500	-
	$1,270	$5

(f)Inventories Valuation

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

During the years ended December 31, 2021 and 2020 respectively, we specifically identified slow moving and obsolete raw material and finished goods inventories, resulting in impairment charges that are reflected on the Consolidated Statements of Operations.

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

Goodwill is subject to impairment tests at least annually or when events or changes in circumstances indicate that an asset may be impaired. Other intangible assets with finite lives, such as customer relationships, trade names, and formulas, are amortized over their estimated useful lives, generally ranging from 5 to 25 years. Amortization expense related to intangible assets is included in Operating Expenses on the Consolidated Statement of Operations.

 Internal-use software costs recognized as an intangible asset relates to capitalizable costs of computer software obtained for internal-use as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40-30-1. All other internal-use software costs are expensed as incurred by the Company. Amortization will be recorded straight-line over the estimated useful life of the software once the software is ready for its intended use. As of December 31, 2021 our internal-use software was not ready for its intended use. The estimated useful life for internal-use software will be determined and periodically reassessed based on considerations for obsolescence, technology, competition, and other economic factors.

(j)Financial Instruments

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

The effective tax rate for the years ended December 31, 2021 and 2020 was -10.9% and 30.9% respectively, which can differ from the statutory income tax rate due to permanent book-to-tax differences. During the year ended 2021, the Company established a valuation allowance on our deferred tax asset, which is reflected in income tax expense on the Consolidated Statements of Operations. The valuation allowance represents our determination that, more likely than not, we will be unable to realize the value of such assets at this time due to the uncertainty of future profitability.

On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, under the CARES Act, NOLs arising in 2018, 2019, and 2020 taxable years may be carried back to each of the preceding five years to generate a refund. The tax impact of the carryback of 2020 and 2019 losses were recorded in the first quarter 2021 and 2020 income tax provisions, respectively. We elected to defer our portion of social security tax payments, and we paid this liability in the third quarter of 2021.

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

Customer allowances for trade promotions and allowance for doubtful accounts at December 31 were as follows:

	December 31, 2021	December 31, 2020
Trade promotions	$1,242	$2,153
Allowance for doubtful accounts	14	183
	$1,256	$2,336

(n)	Advertising Costs

We expense advertising costs as incurred.

(o)	Stock-Based Compensation

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
(p)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with purchasing finished goods from contract manufacturers, labor, freight-in, quality control, repairs, maintenance, and other indirect costs. We classify freight-out as selling expenses. Other selling expenses consist primarily of costs for sales and sales support personnel, brokerage commissions and promotional costs. Freight-out costs included in selling expenses totaled $3,580 and $2,601, for the years ended December 31, 2021 and 2020, respectively.

General and administrative expenses consist primarily of wages and benefits associated with management and administrative support departments, business insurance costs, professional fees, office facility related expenses and other general support costs.

On April 29, 2021, the Company announced that Mark E. Goldstein, the President and Chief Executive Officer of the Company and a member of the Board of Directors, retired effective as of April 26, 2021. In connection with Mr. Goldstein’s retirement, the Company and Mr. Goldstein entered into a Separation Agreement, Waiver and Release (the “Separation Agreement”), pursuant to which the Company will pay Mr. Goldstein $720 in severance payments (equal to 18 months base salary) over a period of 30 months and reimbursement for the costs of continuing health benefits for a period of 18 months. Severance costs of $805 were recognized in the second quarter of 2021 and are included in general and administrative expenses. Accrued severance costs are included in accrued expenses on the Consolidated Balance Sheets.
(q)	Recently Issued Accounting Standards

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The purpose of ASU 2020-04 is to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This guidance primarily provides temporary optional expedients which simplify the accounting for contract modifications to existing debt agreements expected to arise from the market transition from LIBOR to alternative reference rates. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply amendments prospectively through December 31, 2022. The optional expedients were available to be used upon issuance of this guidance but we have not yet applied the guidance because we have not yet modified any of our existing contracts for reference rate reform. In January 2021, the FASB issued ASU 2021-01 which clarifies the scope of Topic 848, allowing derivatives affected by the discounting transition to apply certain optional expedients and exceptions for contract modifications and hedge accounting. ASU 2021-01 also adds background on the discounting transition and adds implementation guidance to clarify which optional expedients may be applied to derivative instruments. The Company is currently assessing the impact of ASU 2020-04 on our Consolidated Financial Statements.
(r)	Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The new guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public companies, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. This guidance was effective for the Company beginning on January 1, 2021 and did not have a material impact on the Company’s Consolidated Financial Statements.

Note 2. Discontinued Operations

On December 23, 2021, we entered into an asset purchase agreement with a buyer, pursuant to which we agreed to sell to all of our right, title and interest in and to certain assets of the Dryel® product line. The total consideration paid to us was $4,850, plus an amount equal to the value of the Dryel inventory of $440, subject to post-close adjustment. At closing, $500 of the total consideration is held in escrow for a twelve-month period following the closing date, to be released ratably in four installments in 2022. This consideration is reflected as Restricted Cash on the Consolidated Balance Sheets as of December 31, 2021. Dryel generated approximately $2,800 of net sales in the trailing twelve-month period ending December 31, 2021.

Under ASC 360, a long-lived asset group should be classified as held for sale if all of the established criteria are met. The sale of Dryel did not meet these criteria in either of the years ending December 31, 2021 and 2020, respectively, because we had not established an active program to locate a buyer and because the brand was not being marketed for sale. All efforts between the buyer and the Company occurred during the fourth quarter of 2021. As a result, there was no adjustment to fair value under ASC 360 guidance related to held for sale assets, and the difference between the consideration paid to us and the carrying amount of all assets is reflected in the loss on sale of discontinued operations.

We have reflected the operations

the Dryel® product line as discontinued operations. Our consolidated balance sheets and consolidated statements of operations report discontinued operations separate from continuing operations. Our consolidated statements of equity and statements of cash flows combine the results of continuing and discontinued operations. A summary of financial information related to our discontinued operations is as follows:

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Loss from Discontinued Operations in the Consolidated Statements of Operations for the years ended December 31:

	Year Ended
	December 31,
	2021	2020
Net sales	$2,827	$1,314
Cost of sales	1,482	601
Gross profit	1,345	713

Operating expenses:
Selling	625	285
General and administrative	34	-
Intangible asset amortization	492	246
Income from discontinued operations before tax	194	182

Interest expense	(398)	(126)
Income tax benefit (expense)	185	(13)
Impairment of goodwill and intangible assets	-	-
Loss on sale of discontinued operations	(834)	-
(Loss) income from discontinued operations, net of tax	$(853)	$43

There were no capital expenditures or significant operating and investing noncash items related to discontinued operations during the years ended December 31, 2021 and 2020, respectively.

Reconciliation of Major Classes of Assets and Liabilities of the Discontinued Operations to Amounts Presented Separately in the Consolidated Balance Sheets as of December 31:

	2021	2020
Assets
Current assets:
Inventories	$-	$180

Goodwill	-	1,457
Intangible assets, net	-	4,719
Total assets	$-	$6,356

The following summarizes the carrying values of goodwill, intangible assets, and the resulting loss on sale of discontinued operations associated with Dryel at the date of disposition:

Customer relationships	$2,663
Trade names	1,064
Formulas and batching processes	488
Non-compete	12
Goodwill	1,457
$5,684

Proceeds from sale of Dryel	4,850
Loss on sale	$(834)

Note 3. Inventories

Inventories, consisting of materials, labor and overhead at December 31 were comprised of the following:

	2021	2020
Finished goods	$5,499	$3,583
Raw materials	1,186	1,151
Impairment of raw materials	(1,008)	(746)
	$5,677	$3,988

Note 4. Property and Equipment

Property and equipment at December 31 were comprised of the following:

	2021	2020
Office furniture and equipment	$151	$151
Other	-	34
	151	185
Less accumulated depreciation	(144)	(167)
	$7	$18

Depreciation expense for the years ended December 31, 2021 and 2020 was $11 and $17, respectively.

Note 5. Acquisition

On June 25, 2020, we entered into an Asset Purchase Agreement (the “CR Brands Purchase Agreement”) with CR Brands, Inc., a Delaware corporation (“CR Brands”), and Sweep Acquisition Company, a Delaware corporation (“Sweep” and together with CR Brands, “Sellers”), pursuant to which we agreed to purchase from Sellers substantially all of the assets, properties, rights and interests of Sellers primarily used in the business of designing, formulating, marketing and selling laundry care products to retail and wholesale customers under the BIZ® and Dryel® brand names. The transactions contemplated by the CR Brands Purchase Agreement were consummated on July 1, 2020 (the “CR Brands Acquisition”).  The Company concluded that the CR Brands Acquisition qualified as a business combination under ASC 805. The total cash consideration paid for the CR Brands Acquisition was $10,529. The CR Brands Acquisition included contingent consideration we valued at $35. During the year ended December 31, 2021, we determined that the initial contingent consideration was no longer likely to be realized. This adjustment is recorded to general and administrative expenses in the Consolidated Statement of Operations. The acquisition and related financial information are part of our household segment.

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

The following table summarizes selected unaudited pro forma consolidated statements of operations data for the years ended December 31, 2020, as if the BIZ had been completed on January 1, 2020.

2020
Net sales	$32,402
Net loss	(1,393)

This selected unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the BIZ had been completed on that date. Moreover, this information does not indicate what our future operating results will be. The information for 2020 prior to the acquisition of BIZ is based on prior accounting records maintained by CR Brands. In some cases, CR Brands’ accounting policies may differ materially from accounting policies adopted by the Company following acquisition of BIZ.

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

Note 6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by reporting unit for the fiscal years ended December 31, 2021 and 2020 were as follows:

	Detergent	Shampoo	All-Purpose	Total
Balance, January 1, 2020	$-	$1,520	$1,710	$3,230
Additions	593	-	-	593
Impairment	-	-	-	-
Balance, December 31, 2020	593	1,520	1,710	3,823
Additions	-	-	-	-
Impairment	(593)	(1,520)	-	(2,113)
Balance, December 31, 2021	$-	$-	$1,710	$1,710

Goodwill related to the disposition of Dryel is included in long-term assets associated with discontinued operations on the consolidated balance sheets. The goodwill impairment charges related to our Detergent and Shampoo reporting units are more fully described below.

Intangible assets consisted of the following:

	As of December 31, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets:
Customer relationships	$2,103	$329	$1,774	$7,655	$2,118	$5,537
Trade names	1,850	151	1,699	3,872	781	3,091
Formulas and batching processes	1,370	452	918	1,369	319	1,050
Internal-use software (not placed in service)	756	-	756	286	-	286
Non-compete agreement	48	35	13	48	28	20
	$6,127	$967	$5,160	$13,230	$3,246	$9,984

The change in the net carrying amounts of intangible assets during 2021 was primarily due to cash paid for our internal-use software, the impact of impairment charges related to intangible assets in our Shampoo and Detergent reporting units more fully described below, and amortization expense. Amortization expense for the years ended December 31, 2021 and 2020 was $1,111 and $1,005, respectively.

Estimated amortization expense for 2022 and subsequent years is as follows:

2022	$420
2023	420
2024	419
2025	416
2026	416
Thereafter	2,313
Total	$4,404

We made revisions to the internal forecasts relating to all reporting units during the fourth quarter of 2021 due primarily to the sale of our Dryel brand and the impact of rising costs associated with the manufacture and distribution of our products. Through our annual assessments conducted on December 31, 2021, The Company we concluded that the changes in circumstances in these reporting units triggered the need for a quantitative review of the carrying values of goodwill and certain intangible assets and resulted in impairment charges to each of our Detergent, All-Purpose, and Shampoo reporting units during the year ended December 31,2021, and resulted in the following impairment charges:

	Intangible Assets	Goodwill	Total
Detergent	$1,085	$593	$1,678
Shampoo	2,966	1,520	4,486
All-Purpose	130	-	130
	$4,181	$2,113	$6,294

The Company used the income approach and market approach to determine the fair value of the reporting units that required significant judgments and estimates by management regarding several key inputs, including future cash flows consistent with management’s strategic plans, sales growth rates and the selection of royalty rate and a discount rate, among others. Estimating sales growth rates requires significant judgment by management in areas such as future economic conditions, category and industry growth rates, product pricing, consumer tastes and preferences and future expansion expectations.

Note 7. Long-Term Debt and Line-of-Credit

On July 1, 2020, we entered into a Loan and Security Agreement (the “UMB Loan Agreement”) with UMB Bank, N.A. (“UMB”) and we terminated our Credit Agreement, dated June 30, 2016, with JPMorgan Chase Bank, N.A., (as amended, the “Prior Credit Agreement”). Under the UMB Loan Agreement we obtained a $3,000 term loan, with equal monthly payments fully amortized over three years, and interest at the LIBOR Rate + 4.50% with a floor of 5.50%, and a revolving credit facility, with a maximum commitment of $7,000 with interest at the LIBOR Rate + 3.75%, with a floor of 4.75%. The revolving credit facility will terminate on July 1, 2023, unless terminated earlier pursuant to the terms of the Loan Agreement. The loans are secured by all of the assets of the Company and all of its subsidiaries. With UMB, we are assessing the impact of the discontinuation of LIBOR as a benchmark interest rate on the UMB Loan Agreement. We believe it will not be material as the Company.

 On November 9, 2021, we entered into the Fourth Amendment to the UMB Loan and Security Agreement (“Fourth Amendment”), effective September 30, 2021, which, among other things, amends our tangible net worth and cumulative cash flow after debt service requirements, as well as the timing in which the minimum fixed charge coverage ratio is applicable.

In conjunction with the sale of Dryel, on December 23, 2021, we entered into a Consent to Sale with UMB under which we were required to pay all proceeds of the sale against our UMB revolving credit facility and pay down the outstanding principal on our term loan with UMB to $1,000.

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

The Company was in compliance with the UMB Loan Agreement financial covenants as of December 31, 2021.

As of December 31, 2021, our UMB term loan and UMB revolving credit facility had an outstanding balance of $214 and $1,000 , respectively, with an all-in interest rate of 7.50% and 6.75%, respectively. UMB unamortized loan costs were $297 as of December 31, 2021.

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

The Company was in compliance with the La Plata Loan Agreement financial covenants as of December 31, 2021.

As of December 31, 2021, our La Plata term loan had an outstanding balance of $2,000. La Plata unamortized loan costs were $41 as of December 31, 2021.

As of December 31, 2021, the total principal payments due on our outstanding debt were as follows:

	Revolving Credit Facility	Term Loan	Total
2022	$-	$1,000	$1,000
2023	214	2,000	2,214
Total minimum principal payments	$214	$3,000	$3,214

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

Information related to leases was as follows:

	2021	2020
Operating lease information:
Operating lease cost	$411	$355
Operating cash flows from operating leases	411	61
Net assets obtained in exchange for new operating lease liabilities	-	3,156

Weighted average remaining lease term in years	8.91	9.86
Weighted average discount rate	5.1%	5.1%

Future minimum annual lease payments are as follows:

2022	399
2023	406
2024	413
2025	420
2026	427
Thereafter	1,739
Total minimum lease payments	$3,804
Less imputed interest	(773)

Total operating lease liability	$3,031

Note 9. Income Taxes

The provision for income tax attributable to continuing operations for the years ended December 31 is as follows:

	2021	2020
Current provision (benefit):
Federal	$60	$(458)
State	(21)	(28)
Total current provision (benefit)	39	(486)
Deferred provision (benefit):
Federal	740	(141)
State	229	(80)
Total deferred provision (benefit)	969	(221)
Provision (benefit):
Federal	800	(599)
State	208	(108)
Total provision (benefit)	$1,008	$(707)

The current tax provision related to discontinued operations for the years ended December 31, 2021 and 2020 was $0 and $21, respectively. The deferred tax (benefit) related to discontinued operations for the years ended December 31, 2021 and 2020 was ($185) and ($8), respectively. These amounts are combined with amounts related to continuing operations on the consolidated statements of cash flows.

Income tax expense at the statutory tax rate is reconciled to the overall income tax expense for the years ended December 31 as follows:

	2021	2020
Federal income tax at statutory rates	$(1,939)	$(480)
State income taxes, net of federal tax effect	(179)	(75)
Permanent differences	(6)	2
Nondeductible stock-based compensation	-	5
Rate difference in NOL Carryback	11	(167)
Other	3	8
Change in valuation allowance	3,118	-
Provision (benefit) for income taxes	$1,008	$(707)

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. The net deferred tax assets and liabilities as of December 31, 2021 and 2020 are comprised of the following:

	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$531	$42
Accounts receivable	30	176
Inventories	410	238
Accrued vacation and bonus	161	60
Intangibles and Goodwill	1,771	322
Operating lease liabilities	697	801
Other	168	59
Total deferred tax assets	3,768	1,698
Deferred tax liabilities:
Operating lease right-of-use assets	(629)	(729)
Prepaid expenses	(21)	-
Total deferred tax liabilities	(650)	(729)
Net deferred tax asset, before allowance	3,118	969

Valuation allowance	(3,118)	-
Net deferred tax asset	$-	$969

Net operating losses and tax credit carryforwards as of December 31, 2021 are as follows:

		Expiration Years
Net operating losses, state (After December 31, 2017)	$2,198	Do not expire
Tax credits, federal	$4	2042

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

We believe that it is more likely than not we will not realize all the tax benefits of the deferred tax assets within the allowable carryforward period. Therefore, an appropriate valuation allowance has been provided. The valuation allowance as of December 31, 2021, primarily relates to net operating loss carryforwards. The increase in the valuation allowance during the year ended December 31, 2021, was primarily due to the establishment of the valuation allowance.

Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. As we had no uncertain tax benefits during 2021 and 2020, we had no accrued interest or penalties related to uncertain tax positions in either year.

We and our subsidiaries are subject to the following material taxing jurisdictions: United States and Colorado. The tax years that remain open to examination by the Internal Revenue Service are 2018 and years thereafter. The tax years that remain open to examination by the State of Colorado are 2017 and years thereafter.

Note 10. Shareholders’ Equity

In 2015, we adopted, and shareholders approved, an equity incentive plan for our employees, officers and directors (the “2015 Plan”).

Under the 2015 Plan, we awarded 60 RSUs to our three independent directors (the “2020 Director Grant”) on October 2, 2020.The 2020 Director Grant vested one-third on the initial grant date, October 2, 2020, and the remaining two-thirds will vest on each anniversary of the grant date.

On October 2, 2020, we awarded 240 RSUs to executives and employees (the “2020 Employee Grant”). On November 9, 2021, we awarded 107 RSUs to executives and employees (the “2021 Employee Grant”). The 2020 Employee Grant vested one-third on the initial grant date, October 2, 2020, and the remaining two-thirds will vest on each anniversary of the grant date. The 2021 Employee Grant vests in thirds on each anniversary of the grant date.

During 2021 and 2020, we did not grant any options to acquire shares of our common stock.

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) totaled $54 and $80 for the years ended December 31, 2021 and 2020, respectively. Approximately $12 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next two years, depending on the vesting provisions of the options. There was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible.

Compensation cost related to RSUs totaled $56 and $252 for the year ended December 31, 2021 and 2020, respectively. Approximately $277 of total unrecognized compensation costs related to non-vested RSUs is expected to be recognized over the next three years.

Stock option activity under the 2015 Plan is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
2015 Plan
Maximum number of shares under the plan	2,000
Outstanding, December 31, 2019	675	$1.66	3.3 years	$231
Granted	-	$-
Exercised	(51)	$1.31
Cancelled/Expired	(154)	$1.33
Outstanding, December 31, 2020	470	$1.80	3.3 years	$125
Exercisable, December 31, 2020	389	$1.71	3.4 years	$125
Available for issuance, December 31, 2020	1,530
Granted	-	$-
Exercised	(45)	$1.26
Cancelled/Expired	(118)	$2.17
Outstanding, December 31, 2021	307	$1.80	2.6 years	$45
Exercisable, December 31, 2021	289	$1.76	2.7 years	$45
Available for issuance, December 31, 2021	1,693

A summary of additional information related to the options outstanding as of December 31, 2021 under the 2015 Plan is as follows:

Range of Exercise Prices	Number of Options (in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
2015 Plan
$1.20-$1.25	94	3.7 years	$1.25
$1.26-$1.38	40	4.9 years	$1.26
$1.80-$2.25	173	1.5 years	$2.15
Total	307	2.6 years	$1.66

Under our 2015 Plan, we have 1,335 shares available for future equity grants, which comprises our maximum shares available under the plan less all options and RSUs granted.

We have an Employee Stock Ownership Plan (“Plan”) to provide retirement benefits for our employees. The Plan is designed to invest primarily in our common stock and is non-contributory on the part of our employees. Contributions to the Plan are discretionary as determined by our Board of Directors. We expense the cost of contributions to the Plan. As of December 1, 2021, we terminated the Plan. No contributions were made to the Plan in 2021 and 2020. At December 31, 2021 and 2020, a total of 14 and 355 shares of our common stock, respectively, have been allocated and earned by our employees.

Note 11. Earnings per Share

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

A reconciliation of the weighted average number of common shares outstanding (in thousands) for the years ended December 31 is as follows:

	2021	2020
Common shares outstanding, beginning of the period	12,618	12,462
Weighted average common shares issued	60	173
Weighted average number of common shares outstanding	12,678	12,635
Dilutive effect of common share equivalents	-	-
Diluted weighted average number of common shares outstanding	12,678	12,635

Common stock equivalents (in thousands) that have been excluded from the calculation of earnings per share as of December 31 because they would have been anti-dilutive are as follows:

	2021	2020
Stock options	188	261

Note 12. Income from Distribution Agreement Termination

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

Note 13. Segment Information

Segments

We operate in two different segments: household products and health and beauty care products. We have chosen to organize our business around these segments based on differences in the products sold. Accounting policies for our segments are the same as those described in Note 1. We evaluate segment performance based on segment income or loss before income taxes.

The following provides information on our segments as of and for the years ended December 31:

	2021
	Household Products	Health and Beauty Care Products	Corporate	Total
Net sales	$14,152	$18,929	$-	$33,081
Loss from continuing operations	(3,963)	(4,894)	-	(8,857)
Identifiable assets	13,207	6,398	1,264	20,869
Capital and intangible asset expenditures	-	-	469	469
Depreciation and amortization	1,202	618	-	1,820

	2020
	Household Products	Health and Beauty Care Products	Corporate	Total
Net sales	$12,003	$16,955	$-	$28,958
Income (loss) from operations	52	(2,487)	-	(2,435)
Identifiable assets	20,413	11,068	2,075	33,556
Capital and intangible asset expenditures	10,529	-	17	10,546
Depreciation and amortization	802	628	-	1,430

Corporate assets noted above are comprised of our income tax receivable and internal-use software.

Customers

Net sales to significant customers were the following for the years ended December 31, 2021 and 2020, respectively:

	2021	2020
Walmart	$11,102	$8,829
Ulta	6,764	4,790

Outstanding accounts receivable from significant customers represented the following percentages of our total accounts receivable as of December 31, 2021 and 2020, respectively:

	2021	2020
Walmart	51.7%	39.7%
Ulta	2.9%	16.4%

A loss of any of our significant customers could have a material adverse effect on us because it is uncertain whether our consumer base served by these customers would purchase our products at other retail outlets. Our distribution agreement with HK NFS renewed on January 1, 2022 and is effective for a one-year term. This agreement automatically renews for additional successive one-year terms unless and until either party provides notice of nonrenewal at least 90 days before the end of the then-current term. No long-term contracts exist between us and our other significant customers.

Note 14. Commitments and Contingencies

As of December 31, 2021, the Company had no material commitments or contingencies.

Note 15. Subsequent Events

The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of December 31, 2021, we conducted an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2021.

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

Management, including our President and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on the criteria for effective internal control described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.       DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

(in thousands)

For Part III, except as set forth below, the information set forth in our definitive Proxy Statement for our Annual Meeting of Shareholders to be filed within 120 days after December 31, 2021, hereby is incorporated by reference into this Report.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
ITEM 11.	EXECUTIVE COMPENSATION.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Mark Goldstein

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

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm (Plante & Moran, PLLC; Denver, Colorado; PCAOB ID #166)

Consolidated Statements of Operations for the years ended December 31, 2021 and 2020

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

Notes to Consolidated Financial Statements

Exhibits

Exhibit Number	Document
3.1	Restated Articles of Incorporation, as amended and restated through May 1, 1996, incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-KSB for the year ended December 31, 2007.
3.2	Bylaws, as amended through July 13, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on July 19, 2011.
4.1	Description of Registrant’s Securities, incorporated by reference to Exhibit 4.1 of our Annual Report on Form 10-K for the year ended December 31, 2020.
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

10.7*	Form of 2015 Equity and Incentive Plan Incentive Stock Option Agreement incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K, filed on March 30, 2016.
10.8*	Form of 2015 Equity and Incentive Plan Non-Qualified Stock Option Agreement incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K, filed on March 30, 2016.
10.9*	Form of Director RSU Award Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on November 20, 2019.
10.10*	Form of Executive Officer RSU Award Agreement, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on November 20, 2019.
10.11*	Form of Executive Officer RSU Award Agreement, dated October 2, 2020
10.12*

Employee at Will, Non-Disclosure, Non-Compete, and Development Assignment Agreement, dated May 2, 2018, between the Company and Kevin A. Paprzycki incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 3, 2018.

10.13*

Amendment to Employee At Will, Non-Disclosure, Non-Compete and Development Assignment Agreement, dated June 25, 2020, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 1, 2020.

10.14*

Employee at Will, Non-Disclosure, Non-Compete, and Development Assignment Agreement, dated May 14, 2021, between the Company and Tisha Pedrazzini incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q filed on May 14, 2021.

10.15*

Employment Agreement, dated as of November 11, 2021, by and between Scott’s Liquid Gold-Inc. and David Arndt, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021.

10.16

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

10.18

Asset Purchase Agreement, by and between Scott’s Liquid Gold-Inc. and Colorado Quality Products LLC, dated December 3, 2019, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 5, 2019.

10.19

Asset Purchase Agreement, by and between Scott’s Liquid Gold-Inc. and CR Brands, Inc., dated June 25, 2020, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 1, 2020.

10.20	Asset Purchase Agreement, by and between Scott’s Liquid Gold-Inc. and Iron Out, Inc. d/b/a Summit Brands., dated December 23, 2021.
10.21

Loan and Security Agreement, dated July 1, 2020, UMB Bank, N.A., Scott’s Liquid Gold-Inc., SLG Chemicals, Inc., and Neoteric Cosmetics, Inc., incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed on July 1, 2020.

Exhibit Number	Document
10.22

First Amendment to Loan and Security Agreement, dated March 26, 2021, UMB Bank, N.A., Scott’s Liquid Gold-Inc., SLG Chemicals, Inc., and Neoteric Cosmetics, Inc., incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K, filed on March 29, 2021.

10.23

Second Amendment to Loan and Security Agreement, dated June 25, 2021, UMB Bank, N.A., Scott’s Liquid Gold-Inc., SLG Chemicals, Inc., and Neoteric Cosmetics, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 25, 2021.

10.24

Third Amendment to Loan and Security Agreement, dated August 13, 2021, UMB Bank, N.A., Scott’s Liquid Gold-Inc., SLG Chemicals, Inc., and Neoteric Cosmetics, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 13, 2021.

10.25

Consent and Fourth Amendment to Loan and Security Agreement, dated November 15, 2021, UMB Bank, N.A., Scott’s Liquid Gold-Inc., SLG Chemicals, Inc., and Neoteric Cosmetics, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021.

10.26

Loan Agreement, dated November 9, 2021, by and between La Plata Capital, LLC, and Scott's Liquid Gold-Inc., incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021.

10.27

Security Agreement, dated November 9, 2021, by and between La Plata Capital, LLC, and Scott's Liquid Gold-Inc., incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021.

21	List of Subsidiaries incorporated by reference to Exhibit 21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
23.1	Consent of Plante & Moran, PLLC.
24	Powers of Attorney.
31.1	Rule 13a-14(a) Certification of the President.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1**	Section 1350 Certification.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Management contract or compensatory plan or arrangement.

**Furnished, not filed.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCOTT’S LIQUID GOLD-INC., a Colorado corporation

By:	/s/ Tisha Pedrazzini
Tisha Pedrazzini, President (Principal Executive Officer)

By:	/s/ David M. Arndt
David M. Arndt, Chief Financial Officer
(Principal Financial and Chief Accounting Officer)
Date:	March 31, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature
March 31, 2022	Tisha Pedrazzini,
	Director and President	/s/ Tisha Pedrazzini
March 31, 2022	Leah S. Bailey, Director	Tisha Pedrazzini for herself and as
March 31, 2022	Rimmy R. Malhotra, Director	Attorney-in-Fact for the named directors
March 31, 2022	Daniel J. Roller, Director	who constitute all of the members of the
the Board of Directors and for the named officers