Form 10-Q
period 2022-03-31
Scott's Liquid Gold - Inc.
filed 2022-05-10
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of, May 10, 2022 the registrant had 12,749,156 shares of its common stock, $0.10 par value per share, outstanding.

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
•

other matters discussed in this Report, including the risks described in the Risk Factors section of this Report and in our Annual Report on Form 10-K for the year ended December 31, 2021 and subsequent Quarterly Reports on Form 10-Q.

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

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Net sales	$5,790	$8,844
Cost of sales	2,856	4,840
Gross Profit	2,934	4,004

Operating expenses:
Advertising	135	159
Selling	2,204	2,415
General and administrative	791	1,285
Intangible asset amortization	105	265
Total operating expenses	3,235	4,124
Loss from operations	(301)	(120)

Interest expense	(150)	(35)
Loss before income taxes and discontinued operations	(451)	(155)
Income tax benefit	-	41
Loss from continuing operations	(451)	(114)
Loss from discontinued operations, net of taxes	-	(166)
Net loss	$(451)	$(280)

Basic and diluted net loss per common shares:
Loss from continuing operations	$(0.04)	$(0.01)
Loss from discontinued operations	$-	$(0.01)
Net loss	$(0.04)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	12,739	12,618

See accompanying notes to these Condensed Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except par value amounts)

	March 31,	December 31,
	2022	2021

Assets
Current assets:
Cash	$22	$770
Restricted cash	375	500
Accounts receivable, net	2,399	3,516
Inventories	6,174	5,677
Income taxes receivable	320	320
Prepaid expenses	422	436
Total current assets	9,712	11,219

Property and equipment, net	5	7
Goodwill	1,710	1,710
Intangible assets, net	5,153	5,160
Operating lease right-of-use assets	2,675	2,735
Other assets	38	38
Total assets	$19,293	$20,869

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,289	$2,647
Accrued expenses	693	747
Current portion of long-term debt	840	1,000
Operating lease liabilities, current portion	259	251
Total current liabilities	4,081	4,645

Long-term debt, net of current portion and debt issuance costs	1,321	1,876
Operating lease liabilities, net of current	2,711	2,780
Other liabilities	27	27
Total liabilities	8,140	9,328

Shareholders’ equity:
Preferred stock, no par value, authorized 20,000 shares; no shares issued and outstanding	-	-
Common stock; $0.10 par value, authorized 50,000 shares; issued and outstanding 12,749 shares (2022) and 12,727 shares (2021)	1,275	1,273
Capital in excess of par	7,850	7,789
Retained earnings	2,028	2,479
Total shareholders’ equity	11,153	11,541
Total liabilities and shareholders’ equity	$19,293	$20,869

See accompanying notes to these Condensed Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Capital in Excess of Par	Retained Earnings	Total
Balance, December 31, 2020	12,618	$1,262	$7,633	$13,570	$22,465
Stock-based compensation	-	-	69	-	69
Net loss	-	-	-	(280)	(280)
Balance, March 31, 2021 (Unaudited)	12,618	$1,262	$7,702	$13,290	$22,254

Balance, December 31, 2021	12,727	$1,273	$7,789	$2,479	$11,541
Stock-based compensation	-	-	35	-	35
Net loss	-	-	-	(451)	(451)
Restricted stock unit vesting	22	2	26	-	28
Balance, March 31, 2022 (Unaudited)	12,749	$1,275	$7,850	$2,028	$11,153

See accompanying notes to these Condensed Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(451)	$(280)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	164	453
Stock-based compensation	63	69
Deferred income taxes	-	(97)
Change in operating assets and liabilities:
Accounts receivable	1,117	(860)
Inventories	(497)	(738)
Prepaid expenses and other assets	14	146
Accounts payable, accrued expenses, and other liabilities	(414)	1,653
Total adjustments to net loss	447	626
Net cash (used) provided by operating activities	(4)	346

Cash flows from investing activities:
Purchase of software	(99)	-
Net cash used in investing activities	(99)	-

Cash flows from financing activities:
Proceeds from revolving credit facility	8,379	8,730
Repayments of revolving credit facility	(7,899)	(8,830)
Repayments of term loan	(1,250)	(250)
Net cash used in financing activities	(770)	(350)

Net decrease in cash	(873)	(4)

Cash and restricted cash, beginning of period	1,270	5
Cash and restricted cash, end of period	$397	$1

Cash and restricted cash, end of period associated with discontinued operations	$-	$-
Cash and restricted cash, end of period associated with continuing operations	$397	$1

Supplemental disclosures:
Cash paid during the period for interest	$95	$86

See accompanying notes to these Condensed Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except per share data)

Note 1.	Organization and Summary of Significant Accounting Policies
(a)	Company Background

Scott’s Liquid Gold-Inc., a Colorado corporation was incorporated on February 15, 1954. Scott’s Liquid Gold-Inc. and its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our,” or “us”) develop, market and sell high quality products. Our business is comprised of two segments: household products and health and beauty care products.

(b)	Principles of Consolidation

Our Condensed Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

On December 23, 2021, we entered into an asset purchase agreement with a buyer, pursuant to which we agreed to sell to all of our right, title and interest in and to certain assets of the Dryel® product line. We have reflected the operations of the Dryel® product line as discontinued operations for all periods presented, which were previously classified under our household products segment. See Note 2 for further information.
(c)	Basis of Presentation

The unaudited Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statements of Cash Flows included in this Report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2022 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the period ended March 31, 2022 are not necessarily indicative of the operating results for the full year and are unaudited.
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

(e)	Cash and Restricted Cash

Cash and restricted cash consist of the following:

	March 31, 2022	December 31, 2021
Cash	$22	$770
Restricted Cash	375	500
	$397	$1,270

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

Inventories were comprised of the following at:

	March 31, 2022	December 31, 2021
Finished goods	$5,883	$5,499
Raw materials	1,130	1,186
Impairment of raw materials	(839)	(1,008)
	$6,174	$5,677

Our remaining raw materials balance is to be sold to contract manufacturing partners based on production demand.
(g)	Property and Equipment

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

Internal-use software costs recognized as an intangible asset relates to capitalizable costs of computer software obtained for internal-use as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40-30-1. All other internal-use software costs are expensed as incurred by the Company. Amortization will be recorded over the estimated useful life of the software once the software is ready for its intended use and placed into service. As of March 31, 2022, our internal-use software was not ready for its intended use. The estimated useful life for internal-use software will be determined and periodically reassessed based on considerations for obsolescence, technology, competition, and other economic factors.

(j)	Financial Instruments

Financial instruments which potentially subject us to concentrations of credit risk include cash, restricted cash, and accounts receivable. We maintain our cash balances in the form of bank demand deposits with financial institutions that we believe are creditworthy. Historically, we have maintained balances in various operating accounts in excess of federally insured limits. We establish an allowance for doubtful accounts, which is generally not material to our financial statements, based upon factors surrounding the credit risk of specific customers, historical trends and other information. We have no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

The recorded amounts for cash, restricted cash, receivables, other current assets, accounts payable, and accrued expenses approximate fair value due to the short-term nature of these financial instruments.
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

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three months ended March 31, 2022 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to valuation allowance. The effective tax rate for the three months ended March 31, 2022 and 2021 was 0.0% and 26.5% respectively, which can differ from the statutory income tax rate due to permanent book-to-tax differences.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, and permanent differences. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known or as the tax environment changes.

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to realize deferred tax assets. Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability. Accordingly, a valuation allowance has been recorded against the Company’s net deferred tax assets as of March 31, 2022, and December 31, 2021.

On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, under the CARES Act, NOLs arising in 2018, 2019, and 2020 taxable years may be carried back to each of the preceding five years to generate a refund. The tax impact of the carryback of the 2020 loss was recorded in the first quarter 2021 income tax provision. We elected to defer our portion of social security tax payments, and we paid this liability in the third quarter of 2021.

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

Customer allowances for trade promotions and allowance for doubtful accounts are included in net accounts receivable on the condensed consolidated balance sheets and were as follows:

	March 31, 2022	December 31, 2021
Trade promotions	$640	$1,242
Allowance for doubtful accounts	14	14
	$654	$1,256

(m)	Advertising Costs

We expense advertising costs as incurred.

(n)	Stock-Based Compensation

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

The Company issues restricted stock unit ("RSUs") awards with restrictions that lapse upon the passage of time (service vesting) and satisfaction of market conditions targeted to our Company’s stock price. For those RSU awards with only service vesting, the Company recognizes compensation cost on a straight-line basis over the service period. For awards with both market and service conditions, the Company starts recognizing compensation cost over the requisite service period, with the effect of the market conditions reflected in the calculation of the award's fair value at grant date. The Company values awards with only service vesting requirements based on the grant date share price. The Company values awards with market and service conditions using a Monte Carlo simulation. The Company determines the requisite service period for awards with both market and service conditions based on the longer of the explicit service period and the derived service period. Stock awards that contain market vesting conditions are included in the computations of diluted EPS reflecting the average number of shares that would be issued based on the highest 30-day average market price during the reporting periods, if their effect is dilutive. If the condition is based on an average of market prices over some period of time, the corresponding average for the period is used.
(o)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, repairs, maintenance, and other indirect costs, as well as warehousing and distribution costs. We classify freight-out as selling expenses. Other selling expenses consist primarily of costs for sales and sales support personnel, brokerage commissions, and promotional costs. Freight-out costs included in selling expenses totaled $840 and $801 for the three months ended March 31, 2022 and 2021, respectively.

General and administrative expenses consist primarily of wages and benefits associated with management and administrative support departments, business insurance costs, professional fees, office facility related expenses, and other general support costs.

On April 29, 2021, the Company announced that Mark E. Goldstein, the President and Chief Executive Officer of the Company and a member of the Board of Directors, retired effective as of April 26, 2021. In connection with Mr. Goldstein’s retirement, the Company and Mr. Goldstein entered into a Separation Agreement, Waiver and Release (the “Separation Agreement”), pursuant to which the Company will pay Mr. Goldstein $720 in severance payments (equal to 18 months base salary) over a period of 30 months and reimbursement for the costs of continuing health benefits for a period of 18 months. Severance costs of $805 were recognized in the second quarter of 2021 and are included in general and administrative expenses. Accrued severance costs are included in accrued expenses on the Consolidated Balance Sheets. No severance cost was recognized in the first quarter of 2022.
(p)	Recently Issued Accounting Standards

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

Note 2.        Discontinued Operations

On December 23, 2021, we entered into an asset purchase agreement with a buyer, pursuant to which we agreed to sell all of our right, title and interest in and to certain assets of the Dryel® product line. The total consideration paid to us was $4,850, plus an amount equal to the value of the Dryel inventory of $440, subject to post-close adjustment. At closing, $500 of the total consideration was held in escrow for a twelve-month period following the closing date, to be released ratably in four installments in 2022. We received the first installment payment during March 2022. This consideration is reflected as Restricted Cash on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively. Dryel generated approximately $2,800 of net sales in the trailing twelve-month period ending December 31, 2021.

Under ASC 360, a long-lived asset group should be classified as held for sale if all of the established criteria are met. The sale of Dryel did not meet these criteria in the year ending December 31, 2021, because we had not established an active program to locate a buyer and because the brand was not being marketed for sale. All efforts between the buyer and the Company occurred during the fourth quarter of 2021. As a result, there was no adjustment to fair value under ASC 360 guidance related to held for sale assets, and the difference between the consideration paid to us and the carrying amount of all assets is reflected in the loss on sale of discontinued operations.

We have reflected the operations the Dryel® product line as discontinued operations. Our condensed consolidated balance sheets and condensed consolidated statements of operations report discontinued operations separate from continuing operations. Our condensed consolidated statements of equity and statements of cash flows combine the results of continuing and discontinued operations. As of the three months ended March 31, 2022, there were no operating results from discontinued operations included in the condensed consolidated statements of operations. As of March 31, 2022 and December 31, 2021, respectively, there were no assets and liabilities relating to discontinued operations presented separately in the condensed consolidated balance sheets. There were no capital expenditures or significant operating and investing noncash items related to discontinued operations during the three months ended March 31, 2022 and 2021, respectively. A summary of financial information related to our discontinued operations is as follows:

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Loss from Discontinued Operations in the Condensed Consolidated Statements of Operations for the three months ended March 31:

For the Three Months Ended March 31, 2021
Net sales	$589
Cost of sales	456
Gross profit	133

Operating expenses:
Selling	136
Intangible asset amortization	123
Interest expense	(99)
Loss from discontinued operations before tax	(225)

Income tax benefit	59
Loss from discontinued operations, net of tax	$(166)

Note 3.	Stock-Based Compensation

On January 18, 2022, we granted 25 RSUs to an employee (the “2022 Individual Employee Grant”) with a grant date fair value of $10. The 2022 Individual Employee Grant vested one-third on the initial grant date, and the remaining two-thirds will vest on each anniversary of the grant date.

On March 2, 2022, we granted 15 shares of restricted stock to one executive all of which vested on the grant date with a fair value of $18.

Compensation cost related to stock options totaled $7 and $16 in the three months ended March 31, 2022 and 2021, respectively. Approximately $7 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next two years, depending on the vesting provisions of the options. There was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible.

Compensation cost related to RSUs totaled $56 and $53 for the three months ended March 31, 2022 and March 31, 2021, respectively. Approximately $228 of total unrecognized compensation costs related to non-vested RSUs is expected to be recognized over the next three years.

Note 4.	Earnings per Share

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

	Three Months Ended March 31,
	2022	2021
Common shares outstanding, beginning of the period	12,727	12,618
Weighted average common shares issued	12	-
Weighted average number of common shares outstanding	12,739	12,618
Dilutive effect of common share equivalents	-	-
Diluted weighted average number of common shares outstanding	12,739	12,618

Common stock equivalents (in thousands) that have been excluded from the calculation of earnings per share because they would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Stock options	213	15

Note 5.	Segment Information

We operate in two different segments: household products and health and beauty care products. We have chosen to organize our business around these segments based on differences in the products sold. Accounting policies for our segments are the same as those described in Note 1. We evaluate segment performance based on segment income or loss from operations.

The following provides information on our segments for the three months ended March 31:

	Three Months Ended March 31, 2022
	Household Products	Health and Beauty Care Products	Total
Net sales	$3,210	$2,580	$5,790
(Loss) Income from continuing operations	(334)	33	(301)
Capital and intangible asset expenditures	99	-	99
Depreciation and amortization	139	25	164

	Three Months Ended March 31, 2021
	Household Products	Health and Beauty Care Products	Total
Net sales	$3,856	$4,988	$8,844
(Loss) Income from continuing operations	(367)	247	(120)
Depreciation and amortization	298	155	453

Note 6.	Goodwill and Intangible Assets

Goodwill and intangible assets, which are related to our acquisition of our Prell®, Denorex®, BIZ® and Kids N Pets® brands, consisted of the following:

	As of March 31, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets:
Customer relationships	$2,103	$372	$1,731	$2,103	$329	$1,774
Trade names	1,850	179	1,671	1,850	151	1,699
Formulas and batching processes	1,370	486	884	1,370	452	918
Internal-use software (not placed in service)	855	-	855	756	-	756
Non-compete agreement	48	36	12	48	35	13
	$6,226	$1,073	$5,153	$6,127	$967	$5,160

Amortization expense for the three months ended March 31, 2022 and 2021 was $106 and $278, respectively.

Estimated amortization expense for 2022 and subsequent years is as follows:

2022	$314
2023	420
2024	419
2025	416
2026	416
Thereafter	2,313
Total	$4,298

Note 7.	Long-Term Debt and Line-of-Credit

On July 1, 2020, we entered into a Loan and Security Agreement (as amended, the “UMB Loan Agreement”) with UMB Bank, N.A. (“UMB”) and we terminated our Credit Agreement, dated June 30, 2016, with JPMorgan Chase Bank, N.A., (as amended, the “Prior Credit Agreement”). Under the UMB Loan Agreement we obtained a $3,000 term loan, with equal monthly payments fully amortized over three years, and interest at the LIBOR Rate + 4.50% with a floor of 5.50%, and a revolving credit facility, with a maximum commitment of $7,000 with interest at the LIBOR Rate + 3.75%, with a floor of 4.75%. The revolving credit facility will terminate on July 1, 2023, unless terminated earlier pursuant to the terms of the UMB Loan Agreement. The loans are secured by all of the assets of the Company and all of its subsidiaries.

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

The Company was in compliance with the UMB Loan Agreement financial covenants as of March 31, 2022.

As of March 31, 2022, our UMB revolving credit facility and UMB term loan had an outstanding balance of $693 and $750, respectively, with an all-in interest rate of 6.75 and 7.50%, respectively. Unamortized loan costs were as $247 of March 31, 2022.

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

The Company was in compliance with the La Plata Loan Agreement financial covenants as of March 31, 2022.

As of March 31, 2022 our La Plata term loan had an outstanding balance of $1,000. La Plata unamortized loan costs were $35 as of March 31, 2022.

As of March 31, 2022, the total principal payments due on our outstanding debt were as follows:

	Revolving Credit Facility	Term Loan	Total
Remainder of 2022	$-	$750	$750
2023	693	1,000	1,693
Total minimum principal payments	$693	$1,750	$2,443

Note 8.	Leases

We have entered into leases for our corporate headquarters and office equipment with remaining lease terms up to 9 years. Some of these leases include both lease and nonlease components, which are accounted for as a single lease component as we have elected the practical expedient to combine these components for all leases. As most of the leases do not provide an implicit rate, we calculated the right-of-use assets and lease liabilities using our secured incremental borrowing rate at the lease commencement date. We currently do not have any finance leases outstanding.

Information related to leases was as follows:

Three Months Ended March 31, 2022
Operating lease information:
Operating lease cost	$100
Operating cash flows from operating leases	100
Net assets obtained in exchange for new operating lease liabilities	-

Weighted average remaining lease term in years	8.67
Weighted average discount rate	5.1%

Future minimum annual lease payments are as follows:

2022	266
2023	406
2024	413
2025	420
2026	427
Thereafter	1,739
Total minimum lease payments	$3,671
Less imputed interest	(701)

Total operating lease liability	$2,970

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021. This Item 2 contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please refer to "Item 1A. Risk Factors" in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

COVID-19 Pandemic

For our fiscal quarter ended March 31, 2022, the coronavirus (COVID-19) pandemic continued to cause economic and social disruptions that led to ongoing uncertainties. During the first quarter of 2020, the global economy began experiencing a downturn related to the impacts of the COVID-19 global pandemic. Such impacts have included significant volatility in the global stock markets, and uncertainty in the costs and performance of our supply chain and logistics partners. We expect to see continued volatility in these areas, which could impact our operating results in future periods.

Supply Chain and Outsourcing Partners

As a result of COVID-19, we have encountered various supply chain disruptions impacting the availability and lead times of certain raw materials for our finished goods products. We have been proactively identifying alternative sources for raw materials to mitigate the impacts of these disruptions. All of our outsourcing partners, including contract manufacturing plants and third-party logistics warehouses, have remained open during the entirety of COVID-19, however, they have had difficulties with staffing their workforce to keep production lines running.

Distribution Agreement with Church & Dwight

Our distribution agreement with Church & Dwight Co., Inc. and our subsidiary, Neoteric Cosmetics, Inc., was not extended beyond the Expiration Date of December 31, 2021. As a result, the distribution agreement expired on its own terms as of the Expiration Date and the Company ceased to distribute Batiste Dry Shampoo products. Unless offset by increased sales of our other products, the conclusion of this distribution agreement is expected to have a material impact on our net sales and result of operations. Net sales of Batiste were $1,961 for the three months ended March 31, 2021.

Sale of Dryel® Brand

On December 23, 2021, we sold the Dryel® brand to a company that markets and distributes household cleaning products. We have reflected the operations of Dryel as discontinued operations for all periods presented. These results are excluded from our segment results of household products, which previously included Dryel operating results. See Note 2 - “Discontinued Operations” in the Notes to Condensed Consolidated Financial Statements for further information.

Results of Operations

Three months ended March 31, 2022 compared to three months ended March 31, 2021

	Three Months Ended March 31, (in thousands)
			Increase / (Decrease)
	2022	2021	$	%
Net sales	$5,790	$8,844	$(3,054)	(34.5%)
Cost of sales	2,856	4,840	(1,984)	(41.0%)
Gross profit	2,934	4,004	(1,070)	(26.7%)
Gross margin	50.7%	45.3%

Operating expenses:
Advertising	135	159	(24)	(15.1%)
Selling	2,204	2,415	(211)	(8.7%)
General and administrative	791	1,285	(494)	(38.5%)
Intangible asset amortization	105	265	(160)	(60.4%)
Total operating expenses	3,235	4,124	(729)	(21.6%)
Loss from operations	(301)	(120)	(341)	(150.6%)

Interest expense	(150)	(35)	(115)	(328.6%)
Loss before income taxes and discontinued operations	(451)	(155)	(296)	(190.8%)
Income tax benefit	-	41	(41)	(100.0%)
Loss from continuing operations	$(451)	$(114)	(337)	(295.4%)
Loss from discontinued operations	-	(166)	166	100.0%
Net loss	$(451)	$(280)	$(171)	(61.0%)

Change in net loss was primarily due to the following:

•

Lower sales and gross profits from the conclusion of our distribution agreement with Church and Dwight for Batiste product, as well as reduced sales and gross profits from our BIZ, Alpha, and Liquid Gold product lines.

•	Increased rates for transportation and labor costs associated with our logistics and warehousing partners that continue to remain elevated.
•	Favorable reductions in general and administrative costs due to decreases in personnel and related costs.
•	Decreased intangible asset amortization from reduced carrying amounts related to impairments recognized in 2021.

Segment Results

Household products

The following table shows comparative net sales, gross margin, gross profit, income (loss) from operations, volume and percentage changes for household products between periods:

	Three Months Ended March 31, (in thousands)
			Increase / (Decrease)
	2022	2021	$	%
Net sales	$3,210	$3,856	$(646)	(16.8%)
Gross profit	$1,491	$1,866	$(375)	(20.1%)
Gross margin	46.4%	48.4%
Loss from operations	$(334)	$(367)	$33	8.9%
•

Household products experienced lower sales of various brands: BIZ products decreased due to product shortages caused by supply chain disruptions, and Liquid Gold products decreased due to the return of other competitive products to the shelves throughout 2021 as well as some limited reductions in store counts featuring the products.

•	Gross margins decreased due to continued increased costs of components and other underlying raw materials of our products.

Health and beauty care products

The following table shows comparative net sales, gross margin, gross profit, income (loss) from operations, volume and percentage changes for health and beauty care products between periods:

	Three Months Ended March 31, (in thousands)
			Increase / (Decrease)
	2022	2021	$	%
Net sales - distributed products	$-	$1,982	$(1,982)	(100.0%)
Net sales - manufactured products	$2,580	3,006	(426)	(14.2%)
Total health and beauty net sales	$2,580	$4,988	$(2,408)	(48.3%)

Gross profit	$1,443	$2,138	$(695)	(32.5%)
Gross margin	55.9%	42.9%
Income from operations	$33	$247	$(214)	(86.6%)
•	Net sales of distributed health and beauty care products decreased due to the termination of our Batiste distribution agreement with Church and Dwight.
•

Net sales and gross profits from manufactured products decreased due to decreased sales of Alpha from COVID-19 outbreaks in China that resulted in government-enforced lockdowns and delayed shipments to our exclusive China distributor.

•	Gross margins increased due to the elimination of our Church and Dwight distribution agreement, as distributed products required higher promotional activity with customers which reduced our margins.

Liquidity and Capital Resources

Financing Agreements

Please see Note 7 to our Condensed Consolidated Financial Statements for information on our UMB Loan Agreement and La Plata Loan Agreement.

Liquidity and Changes in Cash Flows

At March 31, 2022, we had $3,235 available on our revolving credit facility with UMB, and approximately $397 in cash on hand, a decrease of $873 when compared to the balance as of December 31, 2021.

The following is a summary of cash provided by or (used in) each of the indicated types of activities:

	Three Months Ended March 31, (in thousands)
			Increase / (Decrease)
	2022	2021	$	%
Operating activities	$(4)	$346	$(350)	(101.2%)
Investing activities	(99)	-	(99)	(100.0%)
Financing activities	(770)	(350)	(420)	(120.0%)
•	Net cash used in operating activities was primarily related to our net loss, which was offset by the conversion of working capital from accounts receivable.
•	Net cash used in investing activities was due to purchases relating to our ERP software.
•	Net cash used in financing activities related to net repayments of our UMB revolving credit facility, UMB term loan, and La Plata term loan.

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

Disclosure Controls and Procedures

As of March 31, 2022, we conducted an evaluation, under the supervision and with the participation of our interim co-presidents of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and subsequent quarterly reports on Form 10-Q, which could materially affect our business, financial condition or future results.

ITEM 6.	EXHIBITS

Exhibit Number	Document
10.1	Restricted Stock Award Agreement, dated March 2, 2022, between the Company and Tisha Pedrazzini
31.1	Rule 13a-14(a) Certification of the President.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certification.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRLtags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Furnished, not filed.

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

Date: May 10, 2022