Form 10-Q
period 2022-06-30
Scott's Liquid Gold - Inc.
filed 2022-08-12
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of, August 12, 2022 the registrant had 12,749,156 shares of its common stock, $0.10 par value per share, outstanding.

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

The forward-looking statements contained in this Report are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Forward-looking statements and our performance inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to:

•	the impact of the COVID-19 pandemic on our business, suppliers, consumers, customers, and employees;
•	disruptions or inefficiencies in the supply chain, including any impact of the COVID-19 pandemic;
•	dependence on third-party vendors and on sales to major customers;
•	regulations, economic conditions, and tariffs in the People’s Republic of China (“PRC”), as well as the transition from our exclusive distributor in the PRC to market and sell our products there;
•	a continued shift in the retail market from food and drug stores to mass merchandisers, club stores, dollar stores, e-commerce retailers, and subscription services;
•	competition from large consumer products companies in the United States;
•	competitive factors, including any decrease in distribution of (i.e., retail stores carrying) our significant products;
•	new competitive products and/or technological changes;
•	the need for effective advertising of our products and limited resources available for such advertising;
•	unfavorable economic conditions;
•	changing consumer preferences and the continued acceptance of each of our significant products in the marketplace;
•	the degree of success of any new product or product line introduction by us;
•	the degree of success of the integration of product lines or businesses we may acquire;
•	the degree of success of our conversion to outsourced manufacturing and dependence on third-party manufacturers;
•	changes in the regulation of our products, including applicable environmental, U.S. and international Food and Drug Administration regulations and process-audit compliance;
•	the loss of any executive officer or other personnel;
•	future losses which could affect our liquidity;
•

the risk that we may not be able to remediate the existing material weakness related to the impairment assessment of goodwill and develop and maintain effective internal controls over financial reporting;

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

PART I

ITEM 1.	FINANCIAL STATEMENTS.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three months ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$5,383	$7,769	$11,172	$16,613
Cost of sales	3,108	4,662	5,978	9,525
Gross profit	2,275	3,107	5,194	7,088

Operating expenses:
Advertising	174	203	326	362
Selling	1,844	2,392	4,061	4,801
General and administrative	698	1,687	1,444	2,972
Intangible asset amortization	121	264	226	529
Impairment of goodwill and intangible assets	3,589	-	3,589	-
Total operating expenses	6,426	4,546	9,646	8,664
Loss from operations	(4,151)	(1,439)	(4,452)	(1,576)

Interest expense	(130)	(76)	(280)	(110)
Loss before income taxes and discontinued operations	(4,281)	(1,515)	(4,732)	(1,686)
Income tax (expense) benefit	(52)	400	(52)	445
Loss from continuing operations	(4,333)	(1,115)	(4,784)	(1,241)
Income (loss) from discontinued operations, net of taxes	-	49	-	(105)
Net loss	$(4,333)	$(1,066)	$(4,784)	$(1,346)

Basic and diluted net loss per common shares:
Loss from continuing operations	$(0.34)	$(0.08)	$(0.38)	$(0.10)
Loss from discontinued operations	$-	$-	$-	$(0.01)
Net loss	$(0.34)	$(0.08)	$(0.38)	$(0.11)

Weighted average shares outstanding:
Basic and diluted	12,749	12,618	12,745	12,618

See accompanying notes to these Condensed Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except par value amounts)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash	$66	$770
Restricted cash	250	500
Accounts receivable, net	1,693	3,516
Inventories	5,842	5,677
Income taxes receivable	275	320
Prepaid expenses	293	436
Total current assets	8,419	11,219

Property and equipment, net	4	7
Goodwill	838	1,710
Intangible assets, net	2,359	5,160
Operating lease right-of-use assets	2,614	2,735
Other assets	38	38
Total assets	$14,272	$20,869

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,161	$2,647
Accrued expenses	626	747
Current portion of long-term debt	180	1,000
Operating lease liabilities, current portion	259	251
Total current liabilities	3,226	4,645

Long-term debt, net of current portion and debt issuance costs	1,528	1,876
Operating lease liabilities, net of current	2,649	2,780
Other liabilities	27	27
Total liabilities	7,430	9,328

Shareholders’ equity:
Preferred Stock, no par value, authorized 20,000 shares; no shares issued and outstanding	-	-
Common Stock; $0.10 par value, authorized 50,000 shares; issued and outstanding 12,749 shares (2022) and 12,727 shares (2021)	1,275	1,273
Capital in excess of par	7,872	7,789
(Accumulated deficit) retained earnings	(2,305)	2,479
Total shareholders’ equity	6,842	11,541
Total liabilities and shareholders’ equity	$14,272	$20,869

See accompanying notes to these Condensed Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Capital in Excess of Par	(Accumulated Deficit) Retained Earnings	Total
Balance, December 31, 2021	12,727	$1,273	$7,789	$2,479	$11,541
Stock-based compensation	-	-	35	-	35
Net loss	-	-	-	(451)	(451)
Restricted stock unit vesting	22	2	26	-	28
Balance, March 31, 2022 (Unaudited)	12,749	1,275	7,850	2,028	11,153
Stock-based compensation	-	-	22	-	22
Net loss	-	-	-	(4,333)	(4,333)
Balance, June 30, 2022 (Unaudited)	12,749	$1,275	$7,872	$(2,305)	$6,842

Balance, December 31, 2020	12,618	$1,262	$7,633	$13,570	$22,465
Stock-based compensation	-	-	69	-	69
Net loss	-	-	-	(280)	(280)
Balance, March 31, 2021 (Unaudited)	12,618	1,262	7,702	13,290	22,254
Stock-based compensation	-	-	33	-	33
Net loss	-	-	-	(1,066)	(1,066)
Balance, June 30, 2021 (Unaudited)	12,618	$1,262	$7,735	$12,224	$21,221

See accompanying notes to these Condensed Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,784)	$(1,346)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	339	905
Stock-based compensation	85	102
Deferred income taxes	-	(503)
Impairment of goodwill and intangible assets	3,589	-
Change in operating assets and liabilities:
Accounts receivable	1,823	(211)
Inventories	(165)	(2,782)
Prepaid expenses and other assets	143	166
Income taxes receivable	45	22
Accounts payable, accrued expenses, and other liabilities	(609)	2,942
Total adjustments to net loss	5,250	641
Net cash provided by (used in) operating activities	466	(705)

Cash flows from investing activities:
Purchase of software	(142)	(113)
Net cash used in investing activities	(142)	(113)

Cash flows from financing activities:
Repayments on term loans	(2,000)	(500)
Proceeds from revolving credit facility	14,737	19,517
Repayments of revolving credit facility	(14,015)	(18,184)
Net cash (used in) provided by financing activities	(1,278)	833

Net (decrease) increase in cash and restricted cash	(954)	15

Cash and restricted cash, beginning of period	1,270	5
Cash and restricted cash, end of period	$316	$20

Supplemental disclosures:
Cash paid during the period for interest	$170	$212

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

The unaudited Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statements of Cash Flows included in this Report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2022 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the period ended June 30, 2022 are not necessarily indicative of the operating results for the full year and are unaudited.
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

(e)	Cash and Restricted Cash

Cash and restricted cash consist of the following:

	June 30, 2022	December 31, 2021
Cash	$66	$770
Restricted Cash	250	500
	$316	$1,270

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

Inventories were comprised of the following at:

	June 30, 2022	December 31, 2021
Finished goods	5,581	$5,499
Raw materials	261	178
	$5,842	$5,677

Our remaining raw materials balance is to be sold to contract manufacturing partners based on production demand.
(g)	Property and Equipment

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

Internal-use software costs recognized as an intangible asset relates to capitalizable costs of computer software obtained for internal-use as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40-30-1. All other internal-use software costs are expensed as incurred by the Company. Amortization will be recorded over the estimated useful life of the software once the software is ready for its intended use and placed into service. In the second quarter of 2022, our internal-use software was implemented for its intended use. The estimated useful life for internal-use software is five years and will be periodically reassessed based on considerations for obsolescence, technology, competition, and other economic factors.

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

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three and six months ended June 30, 2022 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to valuation allowance. The effective tax rate for the six months ended June 30, 2022 and 2021 was 0.0% and 26.4% respectively.

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

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to realize deferred tax assets. Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability. Accordingly, a valuation allowance has been recorded against the Company’s net deferred tax assets as of June 30, 2022, and December 31, 2021.

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

Customer allowances for trade promotions and allowance for doubtful accounts are included in net accounts receivable on the Condensed Consolidated Balance Sheets and were as follows:

	June 30, 2022	December 31, 2021
Trade promotions	$421	$1,242
Allowance for doubtful accounts	29	14
	$450	$1,256

(m)	Advertising Costs

We expense advertising costs as incurred.

(n)	Stock-Based Compensation

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
(o)	Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, repairs, maintenance, and other indirect costs, as well as warehousing and distribution costs. We classify freight-out as selling expenses. Other selling expenses consist primarily of costs for sales and sales support personnel, brokerage commissions, and promotional costs. Freight-out costs included in selling expenses totaled $456 and $898 for the three months ended June 30, 2022 and 2021, respectively, and totaled $1,296 and $1,904 for the six months ended June 30, 2022 and 2021, respectively.

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

Note 2.        Discontinued Operations

On December 23, 2021, we entered into an asset purchase agreement with a buyer, pursuant to which we agreed to sell all of our right, title and interest in and to certain assets of the Dryel® product line. The total consideration paid to us was $4,850, plus an amount equal to the value of the Dryel® inventory of $440, subject to post-close adjustment. At closing, $500 of the total consideration was held in escrow for a twelve-month period following the closing date, to be released ratably in four installments in 2022. We received the first two installment payments during the first six months ended June 30, 2022. This consideration is reflected as Restricted Cash on the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, respectively. Dryel® generated approximately $2,800 of net sales in the trailing twelve-month period ending December 31, 2021.

Under ASC 360, a long-lived asset group should be classified as held for sale if all of the established criteria are met. The sale of Dryel® did not meet these criteria in the year ending December 31, 2021, because we had not established an active program to locate a buyer and because the brand was not being marketed for sale. All efforts between the buyer and the Company occurred during the fourth quarter of 2021. As a result, there was no adjustment to fair value under ASC 360 guidance related to held for sale assets, and the difference between the consideration paid to us and the carrying amount of all assets is reflected in the loss on sale of discontinued operations.

We have reflected the operations of the Dryel® product line as discontinued operations. Our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations report discontinued operations separate from continuing operations. Our Condensed Consolidated Statements of Equity and Statements of Cash Flows combine the results of continuing and discontinued operations. As of the three and six months ended June 30, 2022, there were no operating results from discontinued operations included in the Condensed Consolidated Statements of Operations. As of June 30, 2022 and December 31, 2021, respectively, there were no assets and liabilities relating to discontinued operations presented separately in the Condensed Consolidated Balance Sheets. There were no capital expenditures or significant operating and investing noncash items related to discontinued operations during the six months ended June 30, 2022 and 2021, respectively. A summary of financial information related to our discontinued operations is as follows:

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Loss from Discontinued Operations in the Condensed Consolidated Statements of Operations for the three and six months ended June 30:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Net sales	$682	$1,271
Cost of sales	267	700
Gross profit	415	571

Operating expenses:
Selling	126	268
Intangible asset amortization	123	246
Interest expense	99	199
Income (loss) from discontinued operations before tax	67	(142)

Income tax (expense) benefit	(18)	37
Income (loss) from discontinued operations, net of tax	$49	$(105)

Note 3.	Stock-Based Compensation

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

Compensation cost related to stock options totaled $10 and $32 in the six months ended June 30, 2022 and 2021, respectively. The stock options were fully vested in the second quarter of 2022. There was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible.

Compensation cost related to RSUs totaled $76 and $70 for the six months ended June 30, 2022 and 2021, respectively. Approximately $197 of total unrecognized compensation costs related to non-vested RSUs is expected to be recognized over the next three years.

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

	Three months ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common shares outstanding, beginning of the period	12,749	12,618	12,727	12,618
Weighted average common shares issued	-	-	18	-
Weighted average number of common shares outstanding	12,749	12,618	12,745	12,618
Dilutive effect of common share equivalents	-	-	-	-
Diluted weighted average number of common shares outstanding	12,749	12,618	12,745	12,618

Common stock equivalents (in thousands) that have been excluded from the calculation of earnings per share because they would have been anti-dilutive:

	Three months ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	213	15	213	15

Note 5.	Segment Information

We operate in two different segments: household products and health and beauty care products. We have chosen to organize our business around these segments based on differences in the products sold. Accounting policies for our segments are the same as those described in Note 1. We evaluate segment performance based on segment income or loss from operations.

The following provides information on our segments for the three and six months ended June 30:

	For the Three Months Ended June 30, 2022
	Household Products	Health and Beauty Care Products	Total
Net sales	$3,145	$2,238	$5,383
Loss from operations	(4,148)	(3)	(4,151)
Capital and intangible asset expenditures	43	-	43
Depreciation and amortization	148	27	175

	For the Three Months Ended June 30, 2021
	Household Products	Health and Beauty Care Products	Total
Net sales	$3,072	$4,697	$7,769
Loss from operations	(1,138)	(301)	(1,439)
Capital and intangible asset expenditures	113	-	113
Depreciation and amortization	297	155	452

	Six Months Ended June 30, 2022
	Household Products	Health and Beauty Care Products	Total
Net sales	$6,355	$4,817	$11,172
(Loss) Income from operations	(4,484)	32	(4,452)
Capital and intangible asset expenditures	142	-	142
Depreciation and amortization	287	52	339

	Six Months Ended June 30, 2021
	Household Products	Health and Beauty Care Products	Total
Net sales	$6,928	$9,685	$16,613
Loss from operations	(1,522)	(54)	(1,576)
Capital and intangible asset expenditures	113	-	113
Depreciation and amortization	595	310	905

Note 6.	Goodwill and Intangible Assets

During the second quarter of 2022, we experienced a significant decline in our stock price and market capitalization and revised internal forecasts relating to all reporting units due to inflationary related pressures at our customers which have caused sales decreases. We concluded that the changes in circumstances in these reporting units triggered the need for a quantitative review of the carrying values of goodwill and certain intangible assets and resulted in impairment charges to our All-Purpose reporting unit during the three months ended June 30, 2022 and resulted in the following impairment charges:

	Intangible Assets	Goodwill	Total
All-Purpose	2,717	872	3,589

The changes in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2022 and 2021 were as follows:

	Detergent	Shampoo	All-Purpose	Total
Balance, January 1, 2022	$-	$-	$1,710	$1,710
Additions	-	-	-	-
Impairment	-	-	(872)	(872)
Balance, June, 30, 2022	$-	$-	$838	$838

Balance, January 1, 2021	$593	$1,520	$1,710	$3,823
Additions	-	-	-	-
Impairment	-	-	-	-
Balance, June 30, 2021	$593	$1,520	$1,710	$3,823

Intangible assets, which are comprised of our capitalized costs of software obtained for internal-use or are related to our acquisition of our Prell®, Denorex®, BIZ® and Kids N Pets® brands, consisted of the following:

	As of June 30, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets:
Customer relationships	$-	$-	$-	$2,103	$329	$1,774
Trade names	970	81	889	1,850	151	1,699
Formulas and batching processes	1,000	417	583	1,370	452	918
Internal-use software	898	15	883	756	-	756
Non-compete agreement	33	29	4	48	35	13
	$2,901	$542	$2,359	$6,127	$967	$5,160

The change in the net carrying amounts of intangible assets during 2022 was due to capitalization of costs related to our internal-use software, the impact of impairment charges related to intangible assets in our All-Purpose reporting unit, and amortization expense. Amortization expense for the three months ended June 30, 2022 and 2021 was $121 and $278, respectively.  Amortization expense for the six months ended June 30, 2022 and 2021 was $227 and $556, respectively.

Estimated amortization expense for 2022 and subsequent years is as follows:

Remainder of 2022	$172
2023	344
2024	344
2025	343
2026	342
Thereafter	814
Total	$2,359

Note 7.	Long-Term Debt and Line-of-Credit

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

The UMB Loan Agreement requires compliance with affirmative, negative, and financial covenants, as determined on a monthly basis. The UMB Loan Agreement also contains covenants typical of transactions of this type, including among others, limitations on our ability to: create, incur or assume any indebtedness or lien on our assets; pay dividends or make other distributions; redeem, retire or acquire outstanding common stock, options, warrants or other rights; make fundamental changes to our corporate structure or business; make investments or sell assets; or engage in certain other activities as set forth in the UMB Loan Agreement.

As of June 30, 2022, the Company was in violation of the financial covenant related to minimum monthly cash flow after debt service.

On August 10, 2022, we entered into the Fifth Amendment to the Loan and Security Agreement, effective May 31, 2022, which, among other things, amends our minimum monthly cash flow after debt service requirement, raises the applicable margin on our interest rate which will increase the interest rate on the revolving credit facility to 7.75%, and reduces the maximum commitment of the facility to $4,000. Due to this amendment, the Company was in compliance with the UMB Loan Agreement financial covenants as of June 30, 2022.

As of June 30, 2022, our UMB revolving credit facility and UMB term loan had an outstanding balance of $935 and $0, respectively, with an all-in interest rate of 6.75 and 7.50%, respectively. Unamortized loan costs were as $198 of June 30, 2022.

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

The La Plata Loan Agreement requires compliance with affirmative, negative, and financial covenants, as determined on a monthly basis beginning in July 2022. The La Plata Loan Agreement is secured by all of the assets of the Company and all of its subsidiaries, subordinate to the security of the UMB Loan Agreement. In conjunction with this agreement, we also entered into an intercreditor and subordination agreement with UMB and La Plata, effective November 9, 2021. The Company was in compliance with the La Plata Loan Agreement as of June 30, 2022.

As of June 30, 2022, our La Plata term loan had an outstanding balance of $1,000. La Plata unamortized loan costs were $30 as of June 30, 2022.

As of June 30, 2022, the total principal payments due on our outstanding debt were as follows:

	Revolving Credit Facility	Term Loan	Total
Remainder of 2022	$-	-	-
2023	935	1,000	1,935
Total minimum principal payments	$935	$1,000	$1,935

Note 8.	Leases

We have entered into a lease for our corporate headquarters with a remaining lease term of 9 years. This lease includes both lease and nonlease components, which are accounted for as a single lease component as we have elected the practical expedient to combine these components for all leases. As this lease does not provide an implicit rate, we calculated the right-of-use assets and lease liabilities using our secured incremental borrowing rate at the lease commencement date. We currently do not have any finance leases outstanding.

Information related to leases was as follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating lease information:
Operating lease cost	$100	$200
Operating cash flows from operating leases	100	200
Net assets obtained in exchange for new operating lease liabilities	-	-

Weighted average remaining lease term in years	8.42	8.42
Weighted average discount rate	5.1%	5.1%

Future minimum annual lease payments are as follows:

Remainder of 2022	$200
2023	406
2024	413
2025	420
2026	427
Thereafter	1,739
Total minimum lease payments	$3,605
Less imputed interest	(697)

Total operating lease liability	$2,908

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021. This Item 2 contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected, or implied in the forward-looking statements. Please refer to "Item 1A. Risk Factors" in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

COVID-19 Pandemic

For our fiscal quarter ended June 30, 2022, the coronavirus (COVID-19) pandemic continued to cause economic and social disruptions that led to ongoing uncertainties. During the first quarter of 2020, the global economy began experiencing a downturn related to the impacts of the COVID-19 global pandemic. Such impacts have included significant volatility in the global stock markets, and uncertainty in the costs and performance of our supply chain and logistics partners. We expect to see continued volatility in these areas, which could impact our operating results in future periods.

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

Inflation

Inflationary trends in certain markets and global supply chain challenges may negatively affect our sales and operating performance. We experienced the impact of greater inflation on material, logistical and other costs during the current quarter. We are aiming to offset these inflationary costs through a combination of pricing and cost savings strategies. We currently anticipate the impact of inflation in certain markets will be increasingly significant continuing into the fourth quarter and fiscal 2023. We will continue to implement mitigation strategies and price increases to offset these trends; however, such measures may not fully offset the impact to our operating performance.

Distribution Agreement with Church & Dwight

Our distribution agreement with Church & Dwight Co., Inc. (“Church & Dwight”) and our subsidiary, Neoteric Cosmetics, Inc., was not extended beyond the Expiration Date of December 31, 2021. As a result, the distribution agreement expired on its own terms as of the Expiration Date and the Company ceased to distribute Batiste Dry Shampoo products. Unless offset by increased sales of our other products, the conclusion of this distribution agreement is expected to have a material impact on our net sales and result of operations. Net sales of Batiste were $3,170 for the six months ended June 30, 2021.

Sale of Dryel® Brand

On December 23, 2021, we sold the Dryel® brand to a company that markets and distributes household cleaning products. We have reflected the operations of Dryel® as discontinued operations for all periods presented. These results are excluded from our segment results of household products, which previously included Dryel® operating results. See Note 2 - “Discontinued Operations” in the Notes to Condensed Consolidated Financial Statements for further information.

Results of Operations

Three months ended June 30, 2022 compared to three months ended June 30, 2021

	Three Months Ended June 30, (in thousands)
			Increase / (Decrease)
	2022	2021	$	%
Net sales	$5,383	$7,769	$(2,386)	(30.7%)
Cost of sales	3,108	4,662	(1,554)	(33.3%)
Gross profit	2,275	3,107	(832)	(26.8%)
Gross margin	42.3%	40.0%

Operating expenses:
Advertising	174	203	(29)	(14.3%)
Selling	1,844	2,392	(548)	(22.9%)
General and administrative	698	1,687	(989)	(58.6%)
Intangible asset amortization	121	264	(143)	(54.2%)
Impairment of goodwill and intangible assets	3,589	-	3,589	100.0%
Total operating expenses	6,426	4,546	1,880	41.4%
Loss from operations	(4,151)	(1,439)	(2,712)	(188.5%)

Interest expense	(130)	(76)	(54)	(71.1%)
Loss before income taxes and discontinued operations	(4,281)	(1,515)	(2,766)	(182.6%)
Income tax (expense) benefit	(52)	400	(452)	(113.0%)
Loss from continuing operations	(4,333)	(1,115)	(3,218)	(288.6%)
Income from discontinued operations	-	49	(49)	(100.0%)
Net loss	$(4,333)	$(1,066)	$(3,267)	(306.5%)

Change in net loss was primarily due to the following:

•

Lower sales and gross profits from the conclusion of our distribution agreement with Church & Dwight for Batiste products, as well as reduced sales and gross profits from various product lines due to changes in our customers’ purchasing strategies related to inventory and inflationary pressures.

•

Gross margin increased due to product sales mix including the elimination of our Church and Dwight distribution agreement, as distributed products required higher promotional activity with customers which reduced our margins.

•	Decreased in selling expenses caused by lower logistics and warehousing costs from lower sales as well as a reduction in personnel costs.
•	Decrease in general and administrative costs due to changes in personnel and related costs as well as reductions in restructuring costs associated with separation of employees during 2021.
•	Decreased intangible asset amortization from reduced carrying amounts related to impairments recognized in 2021.
•	Impairment of goodwill and intangible assets associated with our All-Purpose reporting unit.

Segment Results

Household products

The following table shows comparative net sales, gross margin, gross profit, loss from operations, volume, and percentage changes for household products between periods:

	Three Months Ended June 30, (in thousands)
			Increase / (Decrease)
	2022	2021	$	%
Net sales	$3,145	$3,072	$73	2.4%
Gross profit	$1,139	$962	$177	18.4%
Gross margin	36.2%	31.3%
Loss from operations	$(4,148)	$(1,138)	$(3,010)	(264.5%)
•

Net sales, gross profit, and gross margin increased due to higher in-stock levels of our Scott’s Liquid Gold® Wood Care product, which were partially offset by shortages of our BIZ® powder items and decreases in our other products due to changes in our customers’ purchasing strategies related to inventory and inflationary pressures.

•	Loss from operations primarily due to the impairment of goodwill and intangible assets associated with our All-Purpose reporting unit.

Health and beauty care products

The following table shows comparative net sales, gross margin, gross profit, loss from operations, volume and percentage changes for health and beauty care products between periods:

	Three Months Ended June 30, (in thousands)
			Increase / (Decrease)
	2022	2021	$	%
Net sales - distributed products	$-	$1,209	$(1,209)	(100.0%)
Net sales - manufactured products	$2,238	$3,488	$(1,250)	(35.8%)
Total health and beauty net sales	$2,238	$4,697	$(2,459)	(52.4%)

Gross profit	$1,136	$2,145	$(1,009)	(47.0%)
Gross margin	50.8%	45.7%
Loss from operations	$(3)	$(301)	$298	99.0%
•	Net sales of distributed health and beauty care products decreased due to the termination of our Batiste distribution agreement with Church & Dwight.
•

Net sales and gross profits from manufactured products decreased due to decreased sales of Alpha® Skin Care to our exclusive China distributor as well as elimination of sales of our Prell® and Denorex® brands to certain customers with minimal profitability.

•

Gross margins increased due to the elimination of our Church & Dwight distribution agreement and elimination of sales of our shampoo products to certain customers, as these sales required higher promotional activity which reduced our margins.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

	Six Months Ended June 30, (in thousands)
			Increase / (Decrease)
	2022	2021	$	%
Net sales	$11,172	$16,613	$(5,441)	(32.8%)
Cost of sales	5,978	9,525	(3,547)	(37.2%)
Gross profit	5,194	7,088	(1,894)	(26.7%)
Gross margin	46.5%	42.7%

Operating expenses:
Advertising	326	362	(36)	(9.9%)
Selling	4,061	4,801	(740)	(15.4%)
General and administrative	1,444	2,972	(1,528)	(51.4%)
Intangible asset amortization	226	529	(303)	(57.3%)
Impairment of goodwill and intangible assets	3,589	-	3,589	100.0%
Total operating expenses	9,646	8,664	(2,607)	(11.3%)
Loss from operations	(4,452)	(1,576)	713	182.5%

Interest expense	(280)	(110)	(170)	(154.5%)
Loss before income taxes and discontinued operations	(4,732)	(1,686)	(3,046)	(180.7%)
Income tax benefit	(52)	445	(497)	(111.7%)
Loss from continuing operations	(4,784)	(1,241)	(3,000)	(285.5%)
Loss from discontinued operations	-	(105)	105	0.0%
Net loss	$(4,784)	$(1,346)	$(2,895)	(255.4%)

Change in net loss was primarily due to the following:

•

Lower sales and gross profits from the conclusion of our distribution agreement with Church & Dwight for Batiste products, as well as reduced sales and gross profits from various product lines due to changes in our customers’ purchasing strategies related to inventory and inflationary pressures.

•

Gross margin increased due to product sales mix including the elimination of our Church and Dwight distribution agreement, as distributed products required higher promotional activity with customers which reduced our margins.

•	Decreased in selling expenses caused by lower logistics and warehousing costs from lower sales as well as a reduction in personnel costs.
•	Decrease in general and administrative costs due to changes in personnel and related costs as well as reductions in restructuring costs associated with separation of employees during 2021.
•	Decreased intangible asset amortization from reduced carrying amounts related to impairments recognized in 2021.
•	Impairment of goodwill and intangible assets associated with our All-Purpose reporting unit.

Segment Results

Household products

The following table shows comparative net sales, gross margin, gross profit, loss from operations, volume, and percentage changes for household products between periods:

			Increase / (Decrease)
	2022	2021	$	%
Net sales	$6,355	$6,928	$(573)	(8.3%)
Gross profit	$2,630	$2,711	$(81)	(3.0%)
Gross margin	41.4%	39.1%
Loss from operations	$(4,484)	$(1,522)	$(2,962)	(194.6%)

•

Net sales, gross profit, and gross margin increased due to higher in-stock levels of our Scott’s Liquid Gold® Wood Care product, which were partially offset by shortages of our BIZ® powder items and decreases in our other products due to changes in our customers’ purchasing strategies related to inventory and inflationary pressures.

•	Loss from operations primarily due to the impairment of goodwill and intangible assets associated with our All-Purpose reporting unit.

Health and beauty care products

The following table shows comparative net sales, gross margin, gross profit, income (loss) from operations, volume and percentage changes for health and beauty care products between periods:

			Increase / (Decrease)
	2022	2021	$	%
Health and beauty care net sales
Distributed products	$-	$3,170	$(3,170)	(100.0%)
Manufactured products	4,817	6,515	(1,698)	(26.1%)
Total personal care net sales	$4,817	$9,685	$(4,868)	(50.3%)

Gross profit	$2,563	$4,377	$(1,814)	(41.4%)
Gross margin	53.2%	45.2%
Income (Loss) from operations	$32	$(54)	$86	159.2%
•	Net sales of distributed health and beauty care products decreased due to the termination of our Batiste distribution agreement with Church & Dwight.
•

Net sales and gross profits from manufactured products decreased due to decreased sales of Alpha® Skin Care to our exclusive China distributor as well as elimination of sales of our Prell® and Denorex® brands to certain customers with minimal profitability.

•

Gross margins increased due to the elimination of our Church & Dwight distribution agreement and elimination of sales of our shampoo products to certain customers, as these sales required higher promotional activity which reduced our margins.

Liquidity and Capital Resources

Overview

Our primary sources of funds include cash expected to be generated from operations and borrowings from our line of credit. Our principal uses of cash are to fund planned operating expenditures, interest payments, and any principal payments on our line of credit. Working capital movements are influenced by the sourcing of materials related to the production of products.

Financing Agreements

Please see Note 7 to our Condensed Consolidated Financial Statements for information on our UMB Loan Agreement and La Plata Loan Agreement.

Liquidity and Changes in Cash Flows

At June 30, 2022, we had $2,392 available on our revolving credit facility with UMB, and approximately $316 in cash on hand, a decrease of $954 when compared to the balance as of December 31, 2021 as this cash was utilized to reduce long-term debt balances.

The following is a summary of cash provided by or (used in) each of the indicated types of activities:

	Six Months Ended June 30, (in thousands)
			Increase / (Decrease)
	2022	2021	$	%
Operating activities	$466	$(705)	$1,171	166.1%
Investing activities	(142)	(113)	(29)	(25.7%)
Financing activities	(1,278)	833	(2,111)	(253.4%)
•	Net cash provided by operating activities was primarily related conversion of working capital from accounts receivable and offset by investments in finished goods inventories.
•	Net cash used in investing activities was due to purchases relating to our internal-use software.
•	Net cash used in financing activities related to net repayments of our various debt facilities.

The uncertainty related to the COVID-19 outbreak has impacted our operations and could affect our future results. While we believe that our business model will allow us to generate sufficient operating cash flows, our liquidity has been affected by inflationary pressures at our customers which have caused sales decreases and higher costs on materials, logistics, and other purchases. We expect that our current cash reserves and availability under our UMB Loan Agreement and La Plata Loan Agreement will be sufficient to meet operational cash needs during the next twelve months, but further supply chain disruptions in the short-term could limit our liquidity.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2022, we conducted an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to the operating effectiveness of the review of the impairment assessment of goodwill prepared by a third-party firm.

Remediation Plan

We are committed to maintaining a strong internal control environment and we are developing a remediation plan designed to help ensure that this material weakness is remediated as soon as possible, which may include the following measures:

a.	refine the scope of the Company’s external impairment assessment advisors to provide advice related to complex or unusual items; and
b.

enhance the design and precision of the Company’s controls related to the impairment assessment calculations and documentation, including controls related to the review of the valuation reports utilized in the impairment assessment.

The material weakness will not be considered remediated until a sustained period of time has passed to allow management to test the design and operational effectiveness of the corrective actions. Until the material weakness is remediated, we plan to continue to perform additional analyses and other procedures to ensure that our Condensed Consolidated Financial Statements are prepared in accordance with GAAP.

Notwithstanding such material weakness in internal control over financial reporting, our President and Chief Financial Officer have concluded that the Condensed Consolidated Financial Statements in Part I, Item 1 of this report, present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Control over Financial Reporting

In June 2022, we implemented an enterprise resource planning (“ERP”) software system on a company-wide basis. Despite this transition in software, there has not been a significant change in internal controls over financial reporting. Over the remainder of 2022, certain internal controls over financial reporting will be automated, modified, or implemented to address the new control environment associated with the ERP system. Additionally, the Company completed pre-implementation and post-implementation internal control monitoring associated with the launch. While we believe that this new system will enhance its internal control over financial reporting, there are inherent risks in implementing any new system, and we will continue to monitor and evaluate these control changes as part of our assessment of the control design and effectiveness throughout 2022.

There have been no other changes in our internal control over financial reporting that occurred during the second quarter of 2022 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS

We have identified a material weakness in our internal control over financial reporting.

We are a public reporting company subject to the rules and regulations established from time to time by the SEC. As a public company we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting.

As disclosed in Part I, Item 4, “Disclosure Controls and Procedures,” we have identified a material weakness in our controls related to the operating effectiveness of the review of the impairment assessment of goodwill prepared by a third-party firm as of June 30, 2022. We did not maintain effective controls to sufficiently review the completeness and accuracy of the impairment assessment.

This material weakness did not result in any restatements to our Condensed Consolidated Financial Statements. Our management is committed to remediating this material weakness and is in the process of developing a remediation plan to address the material weakness.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and subsequent quarterly reports on Form 10-Q, which could materially affect our business, financial condition, or future results.

ITEM 6.	EXHIBITS

Exhibit Number	Document
10.1	Fifth Amendment to Loan and Security Agreement, Dated August 10, 2022.
31.1	Rule 13a-14(a) Certification of the President.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certification.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRLtags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Furnished, not filed.

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

Date: August 12, 2022