Form 10-Q
period 2022-09-30
Scott's Liquid Gold - Inc.
filed 2022-11-14
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of, November 13, 2022 the registrant had 12,805,663 shares of its common stock, $0.10 par value per share, outstanding.

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

PART I

ITEM 1. FINANCIAL STATEMENTS.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	$4,277	$7,970	$15,449	$24,583
Cost of sales	2,358	5,100	8,337	14,624
Gross profit	1,919	2,870	7,112	9,959

Operating expenses:
Advertising	166	144	492	506
Selling	1,691	2,542	5,752	7,388
General and administrative	578	836	2,020	3,782
Intangible asset amortization	87	278	313	834
Impairment of goodwill and intangible assets	-	-	3,589	-
Total operating expenses	2,522	3,800	12,166	12,510
Loss from operations	(603)	(930)	(5,054)	(2,551)

Interest expense	(139)	(109)	(419)	(219)
Loss before income taxes and discontinued operations	(742)	(1,039)	(5,473)	(2,770)
Income tax expense	(2)	(1,224)	(55)	(798)
Loss from continuing operations	(744)	(2,263)	(5,528)	(3,568)
Loss from discontinued operations, net of taxes	-	(205)	-	(246)
Net loss	$(744)	$(2,468)	$(5,528)	$(3,814)

Basic and diluted net loss per common shares:
Loss from continuing operations	$(0.06)	$(0.18)	$(0.43)	$(0.28)
Loss from discontinued operations	$-	$(0.02)	$-	$(0.02)
Net loss	$(0.06)	$(0.20)	$(0.43)	$(0.30)

Weighted average shares outstanding:
Basic and diluted	12,749	12,642	12,747	12,628

See accompanying notes to these Condensed Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except par value amounts)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash	$14	$770
Restricted cash	125	500
Accounts receivable, net	1,791	3,516
Inventories	6,289	5,677
Income taxes receivable	247	320
Prepaid expenses	214	436
Total current assets	8,680	11,219

Property and equipment, net	3	7
Goodwill	838	1,710
Intangible assets, net	2,272	5,160
Operating lease right-of-use assets	2,553	2,735
Other assets	38	38
Total assets	$14,384	$20,869

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,750	$2,647
Accrued expenses	397	747
Current portion of long-term debt	2,684	1,000
Operating lease liabilities, current portion	264	251
Total current liabilities	5,095	4,645

Long-term debt, net of current portion and debt issuance costs	555	1,876
Operating lease liabilities, net of current	2,581	2,780
Other liabilities	27	27
Total liabilities	8,258	9,328

Shareholders’ equity:
Preferred Stock, no par value, authorized 20,000 shares; no shares issued and outstanding	-	-
Common Stock; $0.10 par value, authorized 50,000 shares; issued and outstanding 12,749 shares (2022) and 12,727 shares (2021)	1,275	1,273
Capital in excess of par	7,900	7,789
(Accumulated deficit) retained earnings	(3,049)	2,479
Total shareholders’ equity	6,126	11,541
Total liabilities and shareholders’ equity	$14,384	$20,869

See accompanying notes to these Condensed Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Capital in Excess of Par	(Accumulated Deficit) Retained Earnings	Total
Balance, December 31, 2021	12,727	$1,273	$7,789	$2,479	$11,541
Stock-based compensation	-	-	35	-	35
Net loss	-	-	-	(451)	(451)
Restricted stock unit vesting	22	2	26	-	28
Balance, March 31, 2022 (Unaudited)	12,749	1,275	7,850	2,028	11,153
Stock-based compensation	-	-	22	-	22
Net loss	-	-	-	(4,333)	(4,333)
Balance, June 30, 2022 (Unaudited)	12,749	1,275	7,872	(2,305)	6,842
Stock-based compensation	-	-	28	-	28
Net loss	-	-	-	(744)	(744)
Balance, September 30, 2022 (Unaudited)	12,749	$1,275	$7,900	$(3,049)	$6,126

Balance, December 31, 2020	12,618	$1,262	$7,633	$13,570	$22,465
Stock-based compensation	-	-	69	-	69
Net loss	-	-	-	(280)	(280)
Balance, March 31, 2021 (Unaudited)	12,618	1,262	7,702	13,290	22,254
Stock-based compensation	-	-	33	-	33
Net loss	-	-	-	(1,066)	(1,066)
Balance, June 30, 2021 (Unaudited)	12,618	1,262	7,735	12,224	21,221
Stock-based compensation	-	-	(3)	-	(3)
Stock options exercised	45	4	53	-	57
Restricted stock unit vesting	3	-	-	-	-
Net loss	-	-	-	(2,468)	(2,468)
Balance, September 30, 2021 (Unaudited)	12,666	$1,266	$7,785	$9,756	$18,807

See accompanying notes to these Condensed Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,528)	$(3,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	480	1,357
Stock-based compensation	113	99
Deferred income taxes	-	784
Impairment of goodwill and intangible assets	3,589	-
Change in operating assets and liabilities:
Accounts receivable	1,725	228
Inventories	(612)	(2,651)
Prepaid expenses and other assets	222	175
Income taxes receivable	73	192
Accounts payable, accrued expenses, and other liabilities	(1,251)	1,990
Total adjustments to net loss	4,339	2,174
Net cash used in operating activities	(1,189)	(1,394)

Cash flows from investing activities:
Purchase of software	(142)	(262)
Net cash used in investing activities	(142)	(262)

Cash flows from financing activities:
Repayments on term loans	(2,000)	(750)
Proceeds from revolving credit facility	20,763	29,824
Repayments of revolving credit facility	(18,563)	(27,222)
Proceeds from exercise of stock options	-	57
Net cash provided by financing activities	200	1,909

Net (decrease) increase in cash and restricted cash	(1,131)	253

Cash and restricted cash, beginning of period	1,270	5
Cash and restricted cash, end of period	$139	$258

Supplemental disclosures:
Cash paid during the period for interest	$256	$372

See accompanying notes to these Condensed Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except per share data)

Note 1. Organization and Summary of Significant Accounting Policies

(a) Company Background

Scott’s Liquid Gold-Inc., a Colorado corporation was incorporated on February 15, 1954. Scott’s Liquid Gold-Inc. and its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our,” or “us”) develop, market and sell high quality products in two segments: household products and health and beauty care products.

(b) Principles of Consolidation

Our Condensed Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

On December 23, 2021, we entered into an asset purchase agreement with a buyer, pursuant to which we agreed to sell to all of our right, title and interest in and to certain assets of the Dryel® product line. We have reflected the operations of the Dryel® product line as discontinued operations for all periods presented, which were previously classified under our household products segment. See Note 3 for further information.

(c) Basis of Presentation

The unaudited Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statements of Cash Flows included in this Report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2022 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the period ended September 30, 2022 are not necessarily indicative of the operating results for the full year and are unaudited.

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

(e) Cash and Restricted Cash

Cash and restricted cash consist of the following:

	September 30, 2022	December 31, 2021
Cash	$14	$770
Restricted Cash	125	500
	$139	$1,270

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

Inventories were comprised of the following at:

	September 30, 2022	December 31, 2021
Finished goods	5,986	$5,499
Raw materials	303	178
	$6,289	$5,677

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

(i) Intangible Assets and Goodwill

Goodwill is subject to impairment tests at least annually or when events or changes in circumstances indicate that an asset may be impaired. Other intangible assets with finite lives, such as customer relationships, trade names, and formulas, are amortized over their estimated useful lives, generally ranging from 5 to 20 years. Amortization expense related to intangible assets is included in Operating Expenses on the Condensed Consolidated Statement of Operations.

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

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three and nine months ended September 30, 2022 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to valuation allowance. The effective tax rate for the nine months ended September 30, 2022 and 2021 was 0.0% and 21.6% respectively.

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

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to realize deferred tax assets. Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability. Accordingly, a valuation allowance has been recorded against the Company’s net deferred tax assets as of September 30, 2022, and December 31, 2021.

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

Customer allowances for trade promotions and allowance for doubtful accounts are included in net accounts receivable on the Condensed Consolidated Balance Sheets and were as follows:

	September 30, 2022	December 31, 2021
Trade promotions	$379	$1,242
Allowance for doubtful accounts	44	14
	$423	$1,256

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

(o) Operating Costs and Expenses Classification

Cost of sales includes costs associated with the purchase of goods from our third-party manufacturing partners, which include labor, materials, and other expenses associated with the manufacturing of our products, freight-in, purchasing and receiving, quality control, repairs, maintenance, and other indirect costs. We classify freight-out as selling expenses. Other selling expenses consist primarily of costs for warehousing and distribution, sales and sales support personnel, brokerage commissions, customer compliance fines, and promotional costs. Freight-out costs included in selling expenses totaled $429 and $624 for the three months ended September 30, 2022 and 2021, respectively, and totaled $1,725 and $2,163 for the nine months ended September 30, 2022 and 2021, respectively.

General and administrative expenses consist primarily of wages and benefits associated with management and administrative support departments, business insurance costs, professional fees, office facility related expenses, and other general support costs.

On April 29, 2021, the Company announced that Mark E. Goldstein, the President and Chief Executive Officer of the Company and a member of the Board of Directors, retired effective as of April 26, 2021. In connection with Mr. Goldstein’s retirement, the Company and Mr. Goldstein entered into a Separation Agreement, Waiver and Release (the “Separation Agreement”), pursuant to which the Company will pay Mr. Goldstein $720 in severance payments (equal to 18 months base salary) over a period of 30 months and reimbursement for the costs of continuing health benefits for a period of 18 months. Severance costs of $805 were recognized in the second quarter of 2021 and are included in general and administrative expenses. Accrued severance costs are included in accrued expenses on the Condensed Consolidated Balance Sheets.

(p) Recently Adopted Accounting Standards

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The purpose of ASU 2020-04 is to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This guidance primarily provides temporary optional expedients which simplify the accounting for contract modifications to existing debt agreements expected to arise from the market transition from LIBOR to alternative reference rates. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply amendments prospectively through December 31, 2022. The Company adopted ASU 2020-04 effective July 1, 2022. The adoption of this standard did not have a material impact on our financial statements.

(q) Recently Issued Accounting Standards

In September 2022, the FASB issued ASU No. 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations". This guidance requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. These amendments are effective for fiscal years beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. We are currently assessing the impact of this guidance on our financial statements.

Note 2. Going Concern

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern.

The Company had cash and restricted cash of $139 and $944 of available borrowing capacity under our revolving credit facility as of September 30, 2022. Primarily due to a decline in net sales and increases in costs associated with the manufacture and distribution of our products, the Company used net cash in operating activities of $1,189 during the nine months ended September 30, 2022. The Company’s debt agreements with UMB Bank, N.A. and La Plata Capital, LLC mature on July 1, 2023 and November 9, 2023, respectively. Management’s assessment of cash flow forecasts indicate that, absent any other action, the Company likely will require additional liquidity to continue its operations over the next 12 months.

Management has implemented actions to reduce the Company’s operating expenses and has approved a plan to extend and restructure debt facilities. Management is considering additional various strategic actions including asset sales, workforce reduction, deferring or eliminating certain capital expenditures, and further reduction of other operating expenses to ensure alignment with customer demand in order to address liquidity needs and pursue its business plan. The Company expects that these strategic actions will reduce expenses and outstanding debt balances and provide required liquidity for ongoing operations. If these plans aren't successfully implemented there could be substantial doubt about the Company's ability to continue as a going concern.

Note 3. Discontinued Operations

On December 23, 2021, we entered into an asset purchase agreement with a buyer, pursuant to which we agreed to sell all of our right, title and interest in and to certain assets of the Dryel® product line. The total consideration paid to us was $4,850, plus an amount equal to the value of the Dryel® inventory of $440, subject to post-close adjustment. At closing, $500 of the total consideration was held in escrow for a twelve-month period following the closing date, to be released ratably in four installments in 2022. We received the first three installment payments during the first nine months ended September 30, 2022. This consideration is reflected as Restricted Cash on the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, respectively. Dryel® generated approximately $2,800 of net sales in the trailing twelve-month period ending December 31, 2021.

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

We have reflected the operations of the Dryel® product line as discontinued operations. Our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations report discontinued operations separate from continuing operations. Our Condensed Consolidated Statements of Equity and Statements of Cash Flows combine the results of continuing and discontinued operations. As of the three and nine months ended September 30, 2022, there were no operating results from discontinued operations included in the Condensed Consolidated Statements of Operations. As of September 30, 2022 and December 31, 2021, respectively, there were no assets and liabilities relating to discontinued operations presented separately in the Condensed Consolidated Balance Sheets. There were no capital expenditures or significant operating and investing noncash items related to discontinued operations during the nine months ended September 30, 2022 and 2021, respectively. A summary of financial information related to our discontinued operations is as follows:

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Loss from Discontinued Operations in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Net sales	$585	$1,856
Cost of sales	313	1,013
Gross profit	272	843

Operating expenses:
Selling	144	367
Intangible asset amortization	123	369
Interest expense	99	298
Loss from discontinued operations, before tax	(94)	(191)

Income tax expense	(111)	(55)
Loss from discontinued operations, net of tax	$(205)	$(246)

Note 4. Stock-Based Compensation

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

Compensation cost related to stock options totaled $10 and $44 in the nine months ended September 30, 2022 and 2021, respectively. The stock options were fully vested in the second quarter of 2022. There was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible.

Compensation cost related to RSUs totaled $103 and $55 for the nine months ended September 30, 2022 and 2021, respectively. Approximately $170 of total unrecognized compensation costs related to non-vested RSUs is expected to be recognized over the next three years.

Note 5. Earnings per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common shares outstanding, beginning of the period	12,749	12,618	12,727	12,618
Weighted average common shares issued	-	24	20	10
Weighted average number of common shares outstanding	12,749	12,642	12,747	12,628
Dilutive effect of common share equivalents	-	-	-	-
Diluted weighted average number of common shares outstanding	12,749	12,642	12,747	12,628

Common stock equivalents (in thousands) that have been excluded from the calculation of earnings per share because they would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	153	15	153	15

Note 6. Segment Information

We operate in two different segments: household products and health and beauty care products. We have chosen to organize our business around these segments based on differences in the products sold. Accounting policies for our segments are the same as those described in Note 1. We evaluate segment performance based on segment income or loss from operations.

The following provides information on our segments for the three and nine months ended September 30:

	Three Months Ended September 30, 2022
	Household Products	Health and Beauty Care Products	Total
Net sales	$2,748	$1,529	$4,277
Loss from operations	(371)	(232)	(603)
Capital and intangible asset expenditures	-	-	-
Depreciation and amortization	99	41	140

	Three Months Ended September 30, 2021
	Household Products	Health and Beauty Care Products	Total
Net sales	$3,846	$4,124	$7,970
Loss from operations	(382)	(548)	(930)
Capital and intangible asset expenditures	113	-	113
Depreciation and amortization	297	155	452

	Nine Months Ended September 30, 2022
	Household Products	Health and Beauty Care Products	Total
Net sales	$9,103	$6,346	$15,449
Loss from operations	(4,854)	(200)	(5,054)
Capital and intangible asset expenditures	142	-	142
Depreciation and amortization	386	93	480

	Nine Months Ended September 30, 2021
	Household Products	Health and Beauty Care Products	Total
Net sales	$10,762	$13,821	$24,583
Loss from operations	(1,960)	(591)	(2,551)
Capital and intangible asset expenditures	262	-	262
Depreciation and amortization	893	464	1,357

Note 7. Goodwill and Intangible Assets

There was no impairment in the three months ended September 30, 2022 and 2021, respectively.

During the second quarter of 2022, we experienced a significant decline in our stock price and market capitalization and revised internal forecasts relating to all reporting units due to inflationary related pressures at our customers which have caused sales decreases. We concluded that the changes in circumstances in these reporting units triggered the need for a quantitative review of the carrying values of goodwill and certain intangible assets and resulted in impairment charges to our All-Purpose reporting unit during the nine months ended September 30, 2022 and resulted in the following impairment charges:

	Intangible Assets	Goodwill	Total
All-Purpose	2,717	872	3,589

There was no impairment in the nine months ended September 30, 2021.

The changes in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2022 and 2021 were as follows:

	Detergent	Shampoo	All-Purpose	Total
Balance, January 1, 2022	$-	$-	$1,710	$1,710
Additions	-	-	-	-
Impairment	-	-	(872)	(872)
Balance, September 30, 2022	$-	$-	$838	$838

Balance, January 1, 2021	$593	$1,520	$1,710	$3,823
Additions	-	-	-	-
Impairment	-	-	-	-
Balance, September 30, 2021	$593	$1,520	$1,710	$3,823

Intangible assets, which are comprised of our capitalized costs of software obtained for internal-use or are related to our acquisition of our Prell®, Denorex®, BIZ® and Kids N Pets® brands, consisted of the following:

	As of September 30, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets:
Customer relationships	$-	$-	$-	$2,103	$329	$1,774
Trade names	970	99	871	1,850	151	1,699
Formulas and batching processes	1,000	441	559	1,370	452	918
Internal-use software	898	60	838	756	-	756
Non-compete agreement	33	29	4	48	35	13
	$2,901	$629	$2,272	$6,127	$967	$5,160

The change in the net carrying amounts of intangible assets during 2022 was due to capitalization of costs related to our internal-use software, the impact of impairment charges related to intangible assets in our All-Purpose reporting unit, and amortization expense. Amortization expense for the three months ended September 30, 2022 and 2021 was $87 and $278, respectively. Amortization expense for the nine months ended September 30, 2022 and 2021 was $313 and $433, respectively.

Estimated amortization expense for 2022 and subsequent years is as follows:

Remainder of 2022	$86
2023	344
2024	344
2025	343
2026	342
Thereafter	813
Total	$2,272

Note 8. Long-Term Debt and Line-of-Credit

On July 1, 2020, we entered into a Loan and Security Agreement (as amended, the “UMB Loan Agreement”) with UMB Bank, N.A. (“UMB”). Under the UMB Loan Agreement we obtained a $3,000 term loan, with equal monthly payments fully amortized over three years, and interest at the LIBOR Rate + 4.50% with a floor of 5.50%, and a revolving credit facility, with a maximum commitment of $7,000 with interest at the LIBOR Rate + 3.75%, with a floor of 4.75%. On August 10, 2022, the revolving credit facility was reduced to a maximum commitment of $4,000 with interest at the one month term SOFR rate + 6.83%, with a floor of 7.75%. The revolving credit facility will terminate on July 1, 2023, unless terminated earlier pursuant to the terms of the UMB Loan Agreement. The loans are secured by all of the assets of the Company and all of its subsidiaries.

The UMB Loan Agreement requires compliance with affirmative, negative, and financial covenants, as determined on a monthly basis. The UMB Loan Agreement also contains covenants typical of transactions of this type, including among others, limitations on our ability to: create, incur or assume any indebtedness or lien on our assets; pay dividends or make other distributions; redeem, retire or acquire outstanding common stock, options, warrants or other rights; make fundamental changes to our corporate structure or business; make investments or sell assets; or engage in certain other activities as set forth in the UMB Loan Agreement. The Company was in compliance with the UMB Loan Agreement financial covenants as of September 30, 2022.

As of September 30, 2022, our UMB revolving credit facility and UMB term loan had an outstanding balance of $2,414 and $0, respectively, with an all-in interest rate of 9.87% and 9.13%, respectively. Unamortized loan costs were as $149 of September 30, 2022.

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

The La Plata Loan Agreement requires compliance with affirmative, negative, and financial covenants, as determined on a monthly basis beginning in July 2022. The La Plata Loan Agreement is secured by all of the assets of the Company and all of its subsidiaries, subordinate to the security of the UMB Loan Agreement. In conjunction with this agreement, we also entered into an intercreditor and subordination agreement with UMB and La Plata, effective November 9, 2021. The Company was in compliance with the La Plata Loan Agreement as of September 30, 2022.

As of September 30, 2022, our La Plata term loan had an outstanding balance of $1,000. La Plata unamortized loan costs were $26 as of September 30, 2022.

As of September 30, 2022, the total principal payments due on our outstanding debt were as follows:

	Revolving Credit Facility	Term Loan	Total
Remainder of 2022	$-	-	-
2023	2,414	1,000	3,414
Total minimum principal payments	$2,414	$1,000	$3,414

Note 9. Leases

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

Information related to leases was as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease information:
Operating lease cost	$100	$300
Operating cash flows from operating leases	100	300
Net assets obtained in exchange for new operating lease liabilities	-	-

Weighted average remaining lease term in years	8.17	8.17
Weighted average discount rate	5.1%	5.1%

Future minimum annual lease payments are as follows:

Remainder of 2022	$99
2023	406
2024	413
2025	420
2026	427
Thereafter	1,739
Total minimum lease payments	$3,504
Less imputed interest	(659)

Total operating lease liability	$2,845

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

COVID-19 Pandemic

For our fiscal quarter ended September 30, 2022, the coronavirus (COVID-19) pandemic continued to cause economic and social disruptions that led to ongoing uncertainties. During the first quarter of 2020, the global economy began experiencing a downturn related to the impacts of the COVID-19 global pandemic. Such impacts have included significant volatility in the global stock markets, and uncertainty in the costs and performance of our supply chain and logistics partners. We expect to see continued volatility in these areas, which could impact our operating results in future periods.

Supply Chain and Outsourcing Partners

As a result of COVID-19, we have encountered, and expect to continue to experience, various supply chain disruptions impacting the availability and lead times of certain raw materials for our finished goods products. We have been proactively identifying alternative sources for raw materials to mitigate the impacts of these disruptions. All of our outsourcing partners, including contract manufacturing plants and third-party logistics warehouses, have remained open during the entirety of COVID-19, however, they have had difficulties with staffing their workforce to keep production lines running.

Inflation

Inflationary trends in certain markets and global supply chain challenges have, and are expected to continue to, negatively affect our sales and operating performance. We experienced the impact of greater inflation on material, logistical and other costs during the third quarter. We are aiming to offset these inflationary costs through a combination of pricing and cost savings strategies. We currently anticipate the impact of inflation in certain markets will be increasingly significant continuing into the fourth quarter and fiscal 2023. We will continue to implement mitigation strategies and price increases to offset these trends; however, such measures may not fully offset the impact to our operating performance.

Distribution Agreement with Church & Dwight

Our distribution agreement with Church & Dwight Co., Inc. (“Church & Dwight”) and our subsidiary, Neoteric Cosmetics, Inc., was not extended beyond the Expiration Date of December 31, 2021. As a result, the distribution agreement expired on its own terms as of the Expiration Date and the Company ceased to distribute Batiste Dry Shampoo products. Unless offset by increased sales of our other products, the conclusion of this distribution agreement is expected to have a material impact on our net sales and result of operations. Net sales of Batiste were $4,704 for the nine months ended September 30, 2021.

Sale of Dryel® Brand

On December 23, 2021, we sold the Dryel® brand to a company that markets and distributes household cleaning products. We have reflected the operations of Dryel® as discontinued operations for all periods presented. These results are excluded from our segment results of household products, which previously included Dryel® operating results. See Note 3 - “Discontinued Operations” in the Notes to Condensed Consolidated Financial Statements for further information.

Results of Operations

Three months ended September 30, 2022 compared to three months ended September 30, 2021

	Three Months Ended September 30, (in thousands)
			Increase / (Decrease)
	2022	2021	$	%
Net sales	$4,277	$7,970	$(3,693)	(46.3%)
Cost of sales	2,358	5,100	(2,742)	(53.8%)
Gross profit	1,919	2,870	(951)	(33.1%)
Gross margin	44.9%	36.0%

Operating expenses:
Advertising	166	144	22	15.3%
Selling	1,691	2,542	(851)	(33.5%)
General and administrative	578	836	(258)	(30.9%)
Intangible asset amortization	87	278	(191)	(68.7%)
Total operating expenses	2,522	3,800	(1,278)	(33.6%)
Loss from operations	(603)	(930)	327	35.2%

Interest expense	(139)	(109)	(30)	(27.5%)
Loss before income taxes and discontinued operations	(742)	(1,039)	297	28.6%
Income tax expense	(2)	(1,224)	1,222	99.8%
Loss from continuing operations	(744)	(2,263)	1,519	67.1%
Loss from discontinued operations	-	(205)	205	100.0%
Net loss	$(744)	$(2,468)	$1,724	69.9%

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
•
Decrease in selling expenses was a result of lower logistics and warehousing costs from lower sales as well as a reduction in personnel costs.
•
Decrease in general and administrative costs due to changes in personnel and related costs.
•
Decrease in income tax expense as a valuation allowance on our deferred tax asset was established during the third quarter of 2021.

Segment Results

Household products

The following table shows comparative net sales, gross margin, gross profit, loss from operations, volume, and percentage changes for household products between periods:

	Three Months Ended September 30, (in thousands)
			Increase / (Decrease)
	2022	2021	$	%
Net sales	$2,748	$3,846	$(1,098)	(28.5%)
Gross profit	$1,084	$1,514	$(430)	(28.4%)
Gross margin	39.4%	39.4%
Loss from operations	$(371)	$(382)	$11	2.9%
•
Net sales and gross profits decreased due to changes in our customers’ purchasing strategies related to inventory and inflationary pressures. In addition, supply chain affected in-stock levels of certain products. Due to low inventory levels in the third quarter of 2022, sales of BIZ powder products decreased compared to the same period in the prior year.
•
Loss from operations was offset due to decreases in selling expenses and general and administrative costs.

Health and beauty care products

The following table shows comparative net sales, gross margin, gross profit, loss from operations, volume and percentage changes for health and beauty care products between periods:

	Three Months Ended September 30, (in thousands)
			Increase / (Decrease)
	2022	2021	$	%
Net sales - distributed products	$-	$1,535	$(1,535)	(100.0%)
Net sales - manufactured products	1,529	2,589	(1,060)	(40.9%)
Total health and beauty net sales	$1,529	$4,124	$(2,595)	(62.9%)

Gross profit	$835	$1,356	$(521)	(38.4%)
Gross margin	54.6%	32.9%
Loss from operations	$(232)	$(548)	$316	57.7%
•
Net sales of distributed health and beauty care products decreased due to the termination of our Batiste distribution agreement with Church & Dwight in December 2021.
•
Net sales and gross profits from manufactured products decreased due to the elimination of sales to our exclusive China distributor of Alpha® Skin Care products. During the first quarter of 2022 we also eliminated sales of our Prell® and Denorex® brands to certain customers with minimal profitability.
•
Gross margins increased due to the elimination of our Church & Dwight distribution agreement and elimination of sales of our shampoo products to certain customers, as these sales required higher promotional activity which reduced our margins.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

	Nine Months Ended September 30, (in thousands)
			Increase / (Decrease)
	2022	2021	$	%
Net sales	$15,449	$24,583	$(9,134)	(37.2%)
Cost of sales	8,337	14,624	(6,287)	(43.0%)
Gross profit	7,112	9,959	(2,847)	(28.6%)
Gross margin	46.0%	40.5%

Operating expenses:
Advertising	492	506	(14)	(2.8%)
Selling	5,752	7,388	(1,636)	(22.1%)
General and administrative	2,020	3,782	(1,762)	(46.6%)
Intangible asset amortization	313	834	(521)	(62.5%)
Impairment of goodwill and intangible assets	3,589	-	3,589	100.0%
Total operating expenses	12,166	12,510	(344)	(2.7%)
Loss from operations	(5,054)	(2,551)	(2,503)	(98.1%)

Interest expense	(419)	(219)	(200)	(91.3%)
Loss before income taxes and discontinued operations	(5,473)	(2,770)	(2,703)	(97.6%)
Income tax expense	(55)	(798)	743	93.1%
Loss from continuing operations	(5,528)	(3,568)	(1,960)	(54.9%)
Loss from discontinued operations	-	(246)	246	100.0%
Net loss	$(5,528)	$(3,814)	$(1,714)	(44.9%)

Change in net loss was primarily due to the following:

•
Lower sales and gross profits from the conclusion of our distribution agreement with Church & Dwight for Batiste products, as well as reduced sales and gross profits from various product lines due to changes in our customers’ purchasing strategies related to inventory and inflationary pressures. In addition, supply chain affected in-stock levels of certain products and impacted our sales to customers.
•
Gross margin increased due to product sales mix including the elimination of our Church and Dwight distribution agreement, as distributed products required higher promotional activity with customers which reduced our margins.
•
Decrease in selling expenses caused by lower logistics and warehousing costs from lower sales as well as a reduction in personnel costs.
•
Decrease in general and administrative costs due to changes in personnel and related costs as well as reductions in restructuring costs associated with separation of employees during 2021.
•
Decreased intangible asset amortization is primarily from reduced carrying amounts related to impairments recognized in the fourth quarter of 2021.
•
Impairment of goodwill and intangible assets associated with our All-Purpose reporting unit.

Segment Results

Household products

The following table shows comparative net sales, gross margin, gross profit, loss from operations, volume, and percentage changes for household products between periods:

	Nine Months Ended September 30, (in thousands)
			Increase / (Decrease)
	2022	2021	$	%
Net sales	$9,103	$10,762	$(1,659)	(15.4%)
Gross profit	$3,714	$4,213	$(499)	(11.8%)
Gross margin	40.8%	39.1%
Loss from operations	$(4,854)	$(1,960)	$(2,894)	(147.7%)
•
Net sales and gross profit decreased due to changes in our customers’ purchasing strategies related to inventory and inflationary pressures as well as supply chain disruptions.
•
Loss from operations primarily due to the impairment of goodwill and intangible assets associated with our All-Purpose reporting unit and partially offset by reductions in selling and general and administrative costs.

Health and beauty care products

The following table shows comparative net sales, gross margin, gross profit, loss from operations, volume and percentage changes for health and beauty care products between periods:

	Nine Months Ended September 30, (in thousands)
			Increase / (Decrease)
	2022	2021	$	%
Net sales- distributed products	$-	$4,704	$(4,704)	(100.0%)
Net sales- manufactured products	6,346	9,117	(2,771)	(30.4%)
Total healthcare and beauty net sales	$6,346	$13,821	$(7,475)	(54.1%)

Gross profit	$3,398	$5,746	$(2,348)	(40.9%)
Gross margin	53.5%	41.6%
Loss from operations	$(200)	$(591)	$391	66.2%
•
Net sales of distributed health and beauty care products decreased due to the termination of our Batiste distribution agreement with Church & Dwight in December 2021.
•
Net sales and gross profits from manufactured products decreased due to the elimination of sales to our exclusive China distributor of Alpha® Skin Care products. During the first quarter of 2022 we also eliminated sales of our Prell® and Denorex® brands to certain customers with minimal profitability.
•
Gross margins increased due to the elimination of our Church & Dwight distribution agreement and elimination of sales of our shampoo products to certain customers, as these sales required higher promotional activity which reduced our margins.

Liquidity and Capital Resources

Overview

Our primary sources of funds include cash expected to be generated from operations and borrowings from our line of credit. Our principal uses of cash are to fund planned operating expenditures, interest payments, and any principal payments on our line of credit. Working capital movements are influenced by the sourcing of finished goods inventories.

Financing Agreements

Please see Note 8 to our Condensed Consolidated Financial Statements for information on our UMB Loan Agreement and La Plata Loan Agreement.

Liquidity and Changes in Cash Flows

At September 30, 2022, we had $944 available on our revolving credit facility with UMB, and $139 in cash on hand, a decrease of $1,131 when compared to the balance as of December 31, 2021 as this cash was utilized to reduce long-term debt balances.

The following is a summary of cash provided by or (used in) each of the indicated types of activities:

	Nine Months Ended September 30, (in thousands)
			Increase / (Decrease)
	2022	2021	$	%
Operating activities	$(1,189)	$(1,394)	$205	14.7%
Investing activities	(142)	(262)	120	45.8%
Financing activities	200	1,909	(1,709)	(89.5%)
•
Net cash used in operating activities was primarily related to conversion of working capital from accounts receivable and offset by investments in finished goods inventories.
•
Net cash used in investing activities was due to purchases relating to our internal-use software.
•
Net cash provided by financing activities was from proceeds of our various debt facilities which is used for working capital.

The uncertainty related to the COVID-19 outbreak has impacted our operations and could affect our future results. Our liquidity has been affected by inflationary pressures at our customers which have caused sales decreases and higher costs on materials, logistics, and other purchases.

Primarily due to a decline in net sales and increases in costs associated with the manufacture and distribution of our products, the Company used net cash in operating activities of $1,189 during the nine months ended September 30, 2022. The Company’s debt agreements with UMB Bank, N.A. and La Plata Capital, LLC mature on July 1, 2023 and November 9, 2023, respectively. Management’s assessment of cash flow forecasts indicate that, absent any other action, the Company likely will require additional liquidity to continue its operations over the next 12 months.

Management has implemented actions to reduce the Company’s operating expenses and has approved a plan to extend and restructure debt facilities. Management is considering additional various strategic actions including asset sales, workforce reduction, deferring or eliminating certain capital expenditures, and further reduction of other operating expenses to ensure alignment with customer demand in order to address liquidity needs and pursue its business plan. The Company expects that these strategic actions will reduce expenses and outstanding debt balances and provide required liquidity for ongoing operations. If these plans aren't successfully implemented there could be substantial doubt about the Company's ability to continue as a going concern.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed as of September 30, 2022, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the previously disclosed material weakness relating to the operating effectiveness of the review of the impairment assessment of goodwill prepared by a third-party firm. We believe the actions described in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2022 will be sufficient to remediate the identified material weakness and related disclosure controls and procedures. However, we do not believe that the new and enhanced controls and procedures have been implemented for a sufficient amount of time for management to conclude that the material weakness in the Company’s internal controls over financial reporting and effectiveness of related disclosure controls and procedures has been fully remediated, and we are still in the process of improving those controls and procedures. We will continue to improve and monitor the effectiveness of these controls and will make any further changes that management determines to be appropriate.

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

There have been no other changes in our internal control over financial reporting that occurred during the third quarter of 2022 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 14, 2022