Form 10-K
period 2022-12-31
Scott's Liquid Gold - Inc.
filed 2023-03-29
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2022, was $5,903,122.

The number of shares of Registrant’s Common Stock outstanding as of March 28, 2023 was 12,797,423.

Certain information required by Part III is incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders for fiscal year ended December 31, 2022 to be filed within 120 days after December 31, 2022.

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
•
disruptions or inefficiencies in the supply chain, including any impact of availability or costs of materials and components;
•
dependence on third-party vendors and on sales to major customers;
•
regulations, economic conditions, and tariffs in the People’s Republic of China (“PRC”), as well as resumption of sales after exiting our agreement with our exclusive distributor in the PRC;
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
•
and other matters discussed in this Report, including the risks described in the Risk Factors section of this Report.

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

PART I

(in thousands, except per share data)

ITEM 1. BUSINESS

Overview

Scott’s Liquid Gold-Inc., a Colorado corporation, was incorporated on February 15, 1954. In this Report the terms “we,” “us,” or “our” refer to Scott’s Liquid Gold-Inc. and our subsidiaries, collectively. We develop, market, and sell high-quality, high-value household and health and beauty care products. Our business is divided into two operating segments; household products and health and beauty care products. During 2022, our family of brands included:

•
Scott’s Liquid Gold®;
•
Alpha® Skin Care;
•
Prell®;
•
Neoteric Diabetic Skin Care®;
•
Denorex®;
•
Zincon®;
•
Kids N Pets®;
•
Messy Pet®; and
•
BIZ®.

In 2021, we sold the Dryel® brand and concluded our distribution agreement of Batiste Dry Shampoo. In December 2022, we sold the Prell® brand, and in January 2023 we sold the Scott’s Liquid Gold® brand.

Financial Information About Segments and Principal Products

The table set forth below shows the percentage of our net sales from continuing operations contributed by each operating segment during 2022 and 2021:

	% of Net Sales
	2022	2021
Household	71.0%	42.8%

Health and beauty care
Distributed	-	21.5%
Manufactured	29.0%	35.7%
Total health and beauty care	29.0%	57.2%

For more financial information on our operating segments, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 to our Consolidated Financial Statements in Item 8.

Household Products

During 2022, products in our household segment included:

•
Scott’s Liquid Gold® Wood Care;
•
Scott’s Liquid Gold® Floor Restore;
•
Kids N Pets® and Messy Pet®; and
•
BIZ®.

Scott’s Liquid Gold® Wood Care has been sold in the United States for over 70 years. Our Scott’s Liquid Gold® Floor Restore product is a quick and easy way to renew and protect hardwood floors. On January 23, 2023, we sold the Scott’s Liquid Gold® brand, including the Wood Care and Floor Restore products, to a company that markets and distributes wood care products.

On October 1, 2019, we acquired the Kids N Pets® and Messy Pet® brands. Founded in 1989, Kids N Pets® brands are award-winning, safe, stain and odor removing products targeted toward households with children and pets. These high-quality, high-value products excel at controlling odor and cleaning up kid and pet accidents, and food and drink stains while being products that parents can feel safe using around their children and pets. The primary sales channels for Kids N Pets® and Messy Pet® are through retail stores such as Walmart and Home Depot, and online through e-commerce retailers such as Amazon.

On July 1, 2020, we acquired BIZ® and Dryel® brands. BIZ® is a top performing detergent in the market, utilizing a proprietary enzyme-based formula to fight stains and eliminate odors. It was established by Procter & Gamble in 1968 and is sold in Powder, Liquid, and Liquid Booster Packs.

On December 23, 2021, we sold the Dryel® brand. We have reflected the operations of Dryel® as discontinued operations for all periods presented. See Note 3 - “Discontinued Operations” in the Notes to Consolidated Financial Statements for further information.

Health and Beauty Care Products

During 2022, products in our health and beauty care segment included:

•
Alpha® Skin Care;
•
Neoteric Diabetic Skin Care® ;
•
Prell® and;
•
Denorex® and Zincon®.

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

On December 15, 2022, we sold the Prell® brand to a company that markets and distributes natural hair and skin care products. We have reflected the operations of Prell® as discontinued operations for all periods presented. See Note 3 - “Discontinued Operations” in the Notes to Consolidated Financial Statements for further information.

Marketing and Distribution

We primarily market our products through: (1) trade promotions to support price features, displays, slotting fees and other merchandising of our products by our retail customers; (2) consumer marketing in print, social and digital media; and (3) to a lesser extent, consumer incentives such as coupons and rebates.

Our products are sold nationally through our sales force to mass merchandisers, drugstores, supermarkets, hardware stores, e-commerce retailers, and other retail outlets and to wholesale distributors. Our products were previously sold internationally through independent distributors in Canada and China.

The table set forth below shows net sales to our significant customers as a percentage of consolidated net sales during 2022 and 2021:

	% of Net Sales
	2022	2021
Walmart	42.7%	30.9%
Ulta	0.7%	18.8%

As is typical in our industry, we do not have long-term contracts with Walmart, Ulta, or any other retail customer.

Historically, we have used our websites for sales of our products directly to consumers. Beginning in January 2022, our websites redirect consumers to our e-commerce retail partners to fulfill sales of our products directly to our consumers.

International sales were historically made to distributors who were responsible for the selling and marketing of the products, and we were paid for these products in United States dollars. In February 2022, we discontinued sales of our Denorex® products to Canada due to uneconomic results. With the sale of the Scott’s Liquid Gold® brand in January 2023, we no longer have any products distributed in Canada.

We terminated our exclusive distribution agreement for sales in China with HK NFS Limited (“HK NFS”) on July 12, 2022 due to breaches of the distribution agreement by HK NFS, and began establishing a direct model to resume sales of our products to consumers in China.

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

Manufacturing and Suppliers

As of March 2020, we identified third-party logistics and contract manufacturing partners for our product lines, and we no longer manufacture or ship any of our products directly to our retail partners.

Almost all of the raw and packaging materials used by the Company are purchased from third parties, some of whom are single-source suppliers. The prices we pay for materials and other commodities are subject to fluctuation. Due primarily to COVID-19 related supply chain disruptions that have continued as the economy re-opens, we experienced limited supply constraints and commodity costs increases for certain raw materials and finished goods. When prices for these items change, we may or may not be able to pass the change to our customers. The Company expects continued volatility and increased cost pressures in both commodities and transportation to continue in fiscal year 2023.

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

Regulation

We are subject to various federal, state and local laws and regulations that pertain to the types of consumer products that we manufacture and sell. Many chemicals used in consumer products, some of which are used in several of our product formulations, have come under scrutiny by various state governments and the federal government. Some of these chemicals are called volatile organic compounds (“VOCs”). All of our products currently meet the most stringent VOC regulations and may be sold throughout the United States. Many of our skin care products, several of which contain AHAs, are considered cosmetics within the definition of the Federal Food Drug and Cosmetic Act (the “FFDCA”). Our cosmetic products are subject to the regulations under the FFDCA and the Fair Packaging and Labeling Act. The relevant laws and regulations are enforced by the FDA. We believe that we are producing and marketing all of our products in compliance with all applicable laws and regulations in the markets in which we participate.

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

Our international sales are primarily conducted in China. As such, we may be impacted by regulations, economic conditions, and tariffs imposed by the PRC.

Employees

As of December 31, 2022, we employed 22 people, who work in administrative, sales, advertising, marketing and operational functions. Through our history, we appreciate the importance of retention, growth and development of our employees. We believe we offer competitive compensation (including salary, incentive bonus, and equity) and benefits packages to our employees. We are also focused on understanding our diversity and inclusion strengths and opportunities and executing on a strategy to support further progress. We continue to focus on building a pipeline for talent to create more opportunities for workplace diversity and to support greater representation within the Company.

No contracts exist between us and any union. The compensation of our executive officers is subject to annual review by the Compensation Committee of our Board of Directors.

Patents and Trademarks

At present, we own one patent for our Neoteric Diabetic® Healing Cream. Additionally, we actively use our registered trademarks for Alpha® Skin Care, Denorex®, Zincon®, Neoteric Diabetic Skin Care®, Neoteric®, Kids N Pets®, Messy Pet®, and BIZ® in the United States and have registered trademarks in a number of additional countries. Our registered trademarks protect names and logos relating to our products as well as the design of boxes for certain of our products. We transferred all registered trademarks of our Scott’s Liquid Gold® brand as part of the sale of that brand in January 2023.

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

Our sales of Alpha® Skin Care products to China have been interrupted by the termination of our exclusive distribution agreement.

We terminated our arrangement with our exclusive distributor due to breaches of the distribution agreement by HK NFS and are establishing a direct model to resume sales of our products to consumers in China. The reestablishment of an effective business model in China is dependent on deploying significant resources to marketing and advertising efforts and regulatory compliance, as well as the successful shutdown of our former distributor’s storefronts on various e-commerce platforms. We possess limited resources to fund marketing and regulatory efforts, and as a result our success in these efforts is not guaranteed, which could adversely affect our operating results.

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

Our performance depends upon the general health of the economy and of the retail environment in particular. Consumer products, such as those marketed by us, are increasingly being sold by club stores, dollar stores, mass merchandisers, e-commerce retailers and subscription services. The retail environment is changing with the growth of third-party resellers and alternative retail channels that could significantly change the way traditional retailers do business. If we are not effective in limiting these third-party resellers in selling our products, or if the alternative retail channels were to take significant market share away from traditional retailers or we are not successful in these alternative retail channels, our margins and results of operations may be negatively impacted.

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

There is substantial doubt about our ability to continue as a going concern, and if we are unable to continue our business, our shares may have little or no value.

Primarily due to a decline in net sales, disruption of our international sales to China, and increases in costs associated with the manufacture and distribution of our products, the Company has incurred net losses and uses of operating cash flows that likely will require additional liquidity to continue its operations over the next 12 months. Management has implemented actions to reduce the Company’s operating expenses and has restructured debt facilities, and is considering various strategic actions including asset sales, obtaining additional debt or equity financing (potentially in conjunction with acquisitions), and further reduction of operating costs. However, given the impact of the economic downturn in the U.S., the Company may be unable to execute these plans under acceptable terms, which may make it difficult to raise sufficient capital for the Company to continue to finance our operations.

Operational Risks

Disruptions in our supply chain and other factors affecting the distribution of our finished goods inventory could adversely impact our business.

A disruption within our logistics or supply chain network could adversely affect our ability to maintain appropriate inventory or deliver products in a timely manner, which could impair our ability to meet customer demand for products and result in lost sales, increased supply chain costs, or damage to our reputation. As a result of COVID-19, we have encountered shortages of raw materials for certain of our products and delays in receiving finished goods product from contract manufacturers, which has prevented us from meeting certain customer demands for our products. Along with many other industry participants, our contract manufacturing partners have experienced difficulty procuring certain raw materials and components.

Continued increases in costs as well as any impacts to our partners' abilities to fulfill sales to our customers could continue to affect our ability to meet debt requirements and lead to increased debt costs.

We face the risk that raw materials for our products may not be available or that costs for these materials will increase.

Raw materials required for our products are sourced and obtained from third party suppliers, some of which are sole source suppliers. We have no long-term contracts with such suppliers and are subject to cost increases. Manufacturers of our products may not have sufficient raw materials for production if there is a shortage in raw materials or other disruption in the supply chain or if suppliers terminate their relationships or are otherwise unable to supply raw materials. In addition, if our contract manufacturers change suppliers it could involve delays that restrict our ability to have our products manufactured or to buy products in a timely manner to meet delivery requirements of our customers. Suppliers of raw materials for our products can also be subject to the same risk with their vendors.

Financial and Economic Risks

Unfavorable and uncertain economic conditions could adversely affect our profitability.

Unfavorable and uncertain economic conditions in the past have adversely affected, and in the future may adversely affect, consumer demand for some of our products, resulting in reduced sales volume and a decrease in our overall profitability. Factors that can affect consumer demand for our products include inflation, slower growth or recession, rates of unemployment, consumer confidence, tighter credit, higher interest rates, health care costs, fuel and other energy costs and other economic factors affecting consumer spending behavior.

Our products are subject to transportation costs, both in delivery to us at our production facility as well as shipments to our customers. As a result, we are exposed to volatility in the freight industry that could affect our costs, including changes in regulations and labor costs. Any increases in transportation costs could adversely affect our profitability if we are not able to pass those costs on to our customers.

Changes in the economic environment have resulted, and could further result, in significant impairments of certain of our goodwill and long-lived assets.

Under U.S. generally accepted accounting principles (“GAAP”), we review the carrying value of our goodwill on an annual basis. We also review the carrying value of our long-lived assets when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable, based on their expected future cash flows. The impact of reduced expected future cash flow could require the write-down of all or a portion of the carrying value for these assets, which would result in additional impairments, resulting in decreased earnings. During 2022 and 2021, we determined that the fair values of goodwill and certain intangible assets in our Detergent, All-Purpose, and Shampoo reporting units were less than their carrying values which resulted in impairment charges.

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

Labeling practices in our industry have recently experienced an increase of warning letters admonishing cosmetics manufacturers for promotional claims on their websites and product labels deemed by the FDA to blur the line between “cosmetics” and “drugs.” The increase of warning letters by the FDA has also triggered a wave of follow-on class action lawsuits against cosmetic manufacturers in general, including manufacturers not singled out via FDA warning letters. We have in the past and may in the future receive claims that our labeling is inaccurate or non-compliant. Any claims levied against us could result in costly settlements, distract management and have an adverse effect on our operating results.

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

Three Months Ended	2022		2021
	High	Low	High	Low
March 31	$1.60	$1.02	$3.03	$1.78
June 30	1.07	0.70	3.00	2.28
September 30	0.81	0.33	3.00	2.00
December 31	0.37	0.19	2.08	1.00

Shareholders of Record

As of March 28, 2023, based on inquiry, we had approximately 633 shareholders of record.

Dividends

We did not pay any cash dividends during the two most recent fiscal years. We do not anticipate paying dividends in the foreseeable future.

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s consolidated financial statements. This Item 7 contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please refer to “Item 1A. Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements.

COVID-19 Pandemic

The COVID-19 pandemic and government steps to reduce the spread and address the impact of COVID-19 have had and continue to have an impact on the way people live, work, interact and shop. While the impact of COVID-19 on our business has largely abated at this time, uncertainties continue. We have also experienced certain disruptions to our supply chain due to COVID-19, which have impacted and may continue to impact sales of and consumer access to our products. In addition, we have experienced changes in the purchasing patterns of our customers, including a shift in many markets to purchasing our products online. COVID-19 may continue to impact consumers’ behavior, shopping patterns and consumption preferences.

While we currently expect to be able to continue operating our business as described above, uncertainty resulting from COVID-19 could result in unforeseen additional disruptions to our business, including our global supply chain and retailer network, and/or require us to incur additional operational costs.

Sale of Brands

On December 15, 2022, we sold the Prell® brand to a company that markets and distributes natural hair and skincare products. We have reflected the operations of Prell® as discontinued operations for all periods presented. On December 23, 2021, we sold the Dryel® brand to a company that markets and distributes household cleaning products. We have reflected the operations of Dryel® as discontinued operations for all periods presented.

See Note 3 - “Discontinued Operations” in the Notes to Consolidated Financial Statements for further information on the sale of both brands.

On January 23, 2023, we sold the Scott’s Liquid Gold® brand, including the Wood Care and Floor Restore products, to a company that markets and distributes wood care products.

Distribution to China

We terminated our exclusive distribution agreement of Alpha® Skin Care products with HK NFS on July 12, 2022 due to breaches of the distribution agreement by HK NFS, and are establishing a direct model to resume sales of our products to consumers in China. The reestablishment of an effective business model in China is dependent on deploying significant resources to marketing and advertising efforts and regulatory compliance, as well as the successful shutdown of our former distributor’s storefronts on various e-commerce platforms.

Throughout 2020 and early 2021, we obtained components and produced finished goods specifically designed and formulated for distribution in the PRC. Our exclusive distributor ultimately did not purchase these products in accordance with their minimum order requirements. Due to the difficulties we have encountered in establishing our own e-commerce storefronts, this has resulted in our accumulation of high amounts of finished goods inventories and raw materials specifically designed for China. Due to uncertainties of future production requirements, raw materials that we have acquired is included in our impairment of inventories for the years ended December 31, 2022 and 2021, respectively.

Distribution Agreement with Church & Dwight

Our distribution agreement with Church & Dwight Co., Inc. and our subsidiary, Neoteric Cosmetics, Inc., was not extended beyond December 31, 2021. As a result, the distribution agreement expired on its own terms as of December 31, 2021 and the Company ceased to distribute Batiste Dry Shampoo products. Unless offset by increased sales of our other products, the conclusion of this distribution agreement is expected to have a material impact on our net sales and result of operations. Net sales of Batiste were $7,155 for the year ended December 31, 2021.

Executive Overview

Our Business

Scott’s Liquid Gold-Inc. exists to positively impact consumers’ lives in the markets we serve and create shareholder value. We develop, market, and sell high-quality, high-value household and health and beauty care products nationally and internationally to mass merchandisers, drugstores, supermarkets, hardware stores, e-commerce retailers, other retail outlets, and to wholesale distributors. Our long history has generated strong consumer and customer loyalty for our brands.

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

During 2022, the Company achieved objectives focused on optimization, cost reduction, and modernization of our business. These included (but were not limited to) the following:

•
Implementation of new, scalable enterprise resource planning software, replacing our prior software which had been in place for over 30 years;
•
Sales of assets with low margins or limited future growth potential to optimize our product portfolio;
•
Restructure and consolidation of business departments to facilitate greater cross-functional teamwork and workplace efficiency;
•
Elimination of unprofitable sales arrangements with customers;
•
Implementation of minimum order quantity thresholds on customer orders to reduce fulfillment costs; and
•
Consolidation of third-party logistics and warehousing partners to achieve reduced costs and compliance fines.

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
•
Rapid growth of e-commerce and alternative retail channels; and
•
Inflationary impacts to the costs of products, transportation, and labor associated with our logistics and warehousing partners.

We believe our history of providing high-quality, high-value products to consumers positions us to meet the challenges in our marketplace by continuing to focus on the following key priorities in 2023:

•
Paydown of debt and improving cash flows from operations through growth of sales and optimization of cost structure;
•
Pursuing growth opportunities, including distributing Alpha® Skin Care, Kids N Pets®, Messy Pet®, and other products to broader markets;
•
Improving our processes and systems;
•
Optimizing our inventories, supply chain, and operations, as well as further consolidation of third-party logistics partners; and
•
Exploration of one or more of the following: the sale of additional brands; a sale, merger, or other strategic transaction involving the entire company; acquisitions of other brands or companies; issuance of additional debt or equity; and continuing to operate as a public, independent company.

Results of Operations

	For the Year Ended December 31, (in thousands)
			Increase / (Decrease)
	2022	2021	$	%
Net sales	$16,570	$29,742	$(13,172)	(44.3%)
Cost of sales	9,024	16,805	(7,781)	(46.3%)
Impairment of inventories	461	404	57	14.1%
Total cost of sales	9,485	17,209	(7,724)	(44.9%)
Gross profit	7,085	12,533	(5,448)	(43.5%)
Gross margin	42.8%	42.1%

Operating expenses:
Advertising	641	639	2	0.3%
Selling	6,477	8,956	(2,479)	(27.7%)
General and administrative	2,786	4,611	(1,825)	(39.6%)
Intangible asset amortization	325	802	(477)	(59.5%)
Impairment of goodwill and intangible assets	5,172	4,050	1,122	27.7%
Total operating expenses	15,401	19,058	(3,657)	(19.2%)
Loss from operations	(8,316)	(6,525)	(1,791)	(27.4%)

Interest expense	(534)	(341)	(193)	(56.6%)
Loss before income taxes and discontinued operations	(8,850)	(6,866)	(1,984)	(28.9%)
Income tax expense	(63)	(1,079)	1,016	94.2%
Loss from continuing operations	(8,913)	(7,945)	(968)	(12.2%)
Income (loss) from discontinued operations, net of taxes	62	(3,146)	3,208	102.0%
Net loss	$(8,851)	$(11,091)	$2,240	20.2%

Net loss changed primarily due to the following:

•
Lower sales and gross profits from the conclusion of our distribution agreement with Church and Dwight for Batiste products, as well as reduced sales and gross profits from various product lines due to changes in our customers' purchasing strategies related to inventory and inflationary pressures. In addition, supply chain affected in-stock levels of certain products and impacted our sales to customers.
•
Decrease in selling expenses caused by lower logistics and warehousing costs from lower sales, a transition to a different third-party logistics provider during the fourth quarter of 2022, and a reduction in personnel costs.
•
Decrease in general and administrative costs due to changes in personnel and related costs as well as reductions in restructuring costs associated with separation of employees during 2021.
•
Increase in interest expense associated with additional debt in 2022 and increases in variable interest rates.

•
Decrease in intangible asset amortization from impairments of intangible assets in the fourth quarter of 2021 and second quarter of 2022.
•
Impairment of goodwill and intangible assets.

Segment Results

The following tables show comparative net sales, gross margin, gross profit, loss from operations, volume and percentage changes for our household and health and beauty care products between periods:

Household products

	For the Year Ended December 31, (in thousands)
			Increase / (Decrease)
	2022	2021	$	%
Net sales	$11,763	$14,152	$(2,389)	(16.9%)
Gross profit	$4,810	$5,583	$(773)	(13.8%)
Gross margin	40.9%	39.5%
Loss from operations	$(6,574)	$(3,963)	$(2,611)	(65.9%)
•
Net sales and gross profit decreased due to changes in our customers’ purchasing strategies related to inventory and inflationary pressures as well as supply chain disruptions.
•
Loss from operations was reduced primarily related to less goodwill and intangible asset impairments and was partially offset by reductions in selling and general and administrative costs.

Health and beauty care products

	For the Year Ended December 31, (in thousands)
			Increase / (Decrease)
	2022	2021	$	%
Health and beauty care net sales
Net sales- distributed products	$-	$7,123	$(7,123)	(100.0%)
Net sales- manufactured products	4,807	8,467	(3,660)	(43.2%)
Total health and beauty care net sales	$4,807	$15,590	$(10,783)	(69.2%)

Gross profit	$2,275	$6,950	$(4,675)	(67.3%)
Gross margin	47.3%	44.6%
Loss from operations	$(1,742)	$(2,562)	$820	32.0%
•
Net sales of distributed health and beauty care products decreased due to the termination of our Batiste distribution agreement with Church & Dwight in December 2021.
•
Net sales and gross profits from manufactured products decreased due to the elimination of sales to our exclusive China distributor of Alpha® Skin Care products as well as reduced sales of Alpha® from certain customers' changes in inventory management practices. During the first quarter of 2022 we also eliminated sales of our Denorex® brands to certain customers with minimal profitability.

Liquidity and Capital Resources

Financing Agreements

Please see Note 7 to our Consolidated Financial Statements for information on our debt facilities with UMB Bank, N.A. (“UMB”) and La Plata Capital, LLC (“La Plata”).

Liquidity and Changes in Cash Flows

At December 31, 2022, we had approximately $49 in cash on hand, a decrease of $1,221 from December 31, 2021.

The following is a summary of cash provided by or used in each of the indicated types of activities:

	For the Year Ended December 31, (in thousands)
			Increase / (Decrease)
	2022	2021	$	%
Operating activities	$(1,849)	$(322)	$(1,527)	(474.2%)
Investing activities	338	4,381	(4,043)	(92.3%)
Financing activities	290	(2,794)	3,084	110.4%
•
Net cash used in operating activities was primarily related to our net loss and partially offset by conversion of working capital from accounts receivable and reduction in finished goods inventories.
•
Net cash provided by investing activities was due to purchases relating to our internal use software offset by the sale of our Prell® brand.
•
Net cash provided by financing activities was from proceeds of our various debt facilities which is used for working capital.

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists.

Primarily due to a decline in net sales, disruption of our international sales to China, and increases in costs associated with the manufacture and distribution of our products, the Company used net cash in operating activities of $1,849 during the year ended December 31, 2022. All proceeds from the sale of our Scott's Liquid Gold® brand in January 2023 were used to reduce outstanding debt. In February 2023, the Company terminated its Loan and Security Agreement with UMB Bank, N.A. and repaid its revolving credit facility in full. The Company's debt agreement with La Plata Capital, LLC matures on November 9, 2023, which will require repayments of all principal amounts outstanding during 2023. Management’s assessment of cash flow forecasts indicate that, absent any other action, the Company likely will require additional liquidity to continue its operations over the next 12 months.

Management has implemented actions to reduce the Company’s operating expenses and has restructured debt facilities through the adjustments to the timing of required principal payments and covenant compliance periods. Management is considering additional various strategic actions including asset sales, obtaining additional debt or equity financing (potentially in conjunction with acquisitions), workforce reduction, deferring or eliminating certain capital expenditures, and further reduction of other operating expenses to ensure alignment with customer demand in order to address liquidity needs and pursue its business plan. The Company expects that these strategic actions will reduce expenses and outstanding debt balances and provide required liquidity for ongoing operations. However, given the impact of the economic downturn on the U.S., the Company may be unable to sell assets or access further equity or debt financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

The Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Revenue Recognition

Our revenue recognition policy is significant because the amount and timing of revenue is a key component of our results of operations. See Note 1(l), “Revenue Recognition” in our Consolidated Financial Statements in Item 8 for additional discussion.

Intangible Assets and Goodwill

Goodwill is tested for impairment at the reporting unit level, which is the level at which discrete financial information is available and reviewed by management. For fiscal year 2022, the Company’s reporting units for goodwill impairment testing purposes were its individual components, which are differentiated by their product categories.

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

We made revisions to the internal forecasts relating to all reporting units during the second quarter of 2022 due to changes in the economic outlook of our All-Purpose reporting unit, and during the fourth quarter of 2022 related to our annual assessment of all reporting units. Through our assessments, we concluded that the changes in circumstances in these reporting units triggered the need for a quantitative review of the carrying values of goodwill and certain intangible assets and resulted in impairment charges to each of our reporting units during the year ended December 31, 2022, and resulted in the following impairment charges:

	2022			2021
	Intangible Assets	Goodwill	Total	Intangible Assets	Goodwill	Total
All-Purpose	$2,717	$1,710	$4,427	$1,084	$593	$1,677
Shampoo	194	-	194	1,483	760	2,243
Detergent	551	-	551	130	-	130
	$3,462	$1,710	$5,172	$2,697	$1,353	$4,050

Inventories Valuation

Our inventory valuation policy is significant because the costs and valuation of slow-moving or obsolete inventories are key components of our results of operations. See Note 1(f), “Inventories Valuation” in our Consolidated Financial Statements in Item 8 for additional discussion.

During the years ended December 31, 2022 and 2021, we specifically identified slow moving and obsolete inventories, resulting in an impairment of $461 and $404, respectively.

Income Taxes

Our income taxes policy is significant because our estimate for taxes is a key component of our results of operations. See Note 1(k), “Income Taxes” in our Consolidated Financial Statements in Item 8 for additional discussion.

Recently Issued Accounting Standards

For information on recently issued accounting standards, see Note 1(p), “Recently Issued Accounting Standards,” to our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Scott’s Liquid Gold - Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Scott’s Liquid Gold - Inc. (the “Company”) as of December 31, 2022 and December 31, 2021, the related statements of operations, stockholders' equity, and cash flows for each of the years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the entity has suffered recurring losses from operations, has experienced cash used from operations in excess of its current cash position, and has an accumulated deficit, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter

Basis for Opinion

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Intangible Assets and Goodwill

Description of the Matter

At December 31, 2022, the Company had intangible assets and goodwill of $1,136,000 and $-0-, respectively. As discussed in Notes 1(i) and 6 to the consolidated financial statements, intangible assets are assessed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the asset. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value. Goodwill is tested by the Company’s management for impairment at least annually, during the fourth quarter, unless events or circumstances indicate the carrying amount may not be recoverable. Goodwill is tested for impairment at the reporting unit level.

Auditing the Company’s impairment tests for intangible assets with finite lives was complex and highly judgmental due to the significant estimation in management’s assumptions related to net sales growth rates, gross profit and operating margin, discount rates, and long-term growth rates to calculate the undiscounted cash flows and the fair value estimate. These assumptions can significantly affect the undiscounted cash flows and fair value of the intangible assets with finite lives. Auditing the Company’s impairment tests for goodwill was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting units. Specifically, the fair value estimates of the reporting units are sensitive to assumptions such as net sales growth rates, discount rate, long-term growth rates and gross profit and operating margin. The fair value estimates of intangible assets and reporting units are affected by such factors as industry, market performance, and financial forecasts.

How We Addressed the Matter in Our Audit

Our audit procedures related to testing the valuation of intangible assets and goodwill, among others:

•
We obtained an understanding of the process and evaluated the design and implementation of key controls used by management to develop its fair value estimates and perform the impairment tests. We tested the completeness and accuracy of the underlying data used by the Company for the cash flow projections in its analyses.
•
We compared the significant assumptions used by management in its cash flow projections to current industry and economic trends, historical financial results, and other relevant factors and evaluated the reasonableness of those assumptions. We also assessed the historical accuracy of management's cash flow projections to actual results.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the revenue growth projections, discount rates, royalty rates and valuation methodologies by:
o
Testing the source information underlying the determination of revenue growth projections, specifically the long-term growth rate, royalty rates, and discount rates, and testing the mathematical accuracy of the calculations.
o
Reviewing the reconciliation of the internal rate of return, the weighted average return on assets and the weighted average cost of capital noting that the reconciliation fell within an acceptable range.
o
Reviewing the royalty rates selected for the trade names, to confirm that the rate was a reasonable market participant rate.
o
We evaluated the completeness and accuracy of the footnote disclosures in Note 6 in the financial statements.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2003.

Broomfield, Colorado

March 29, 2023

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended
	December 31,
	2022	2021
Net sales	$16,570	$29,742
Cost of sales	9,024	16,805
Impairment of inventories	461	404
Total cost of sales	9,485	17,209
Gross profit	7,085	12,533

Operating expenses:
Advertising	641	639
Selling	6,477	8,956
General and administrative	2,786	4,611
Intangible asset amortization	325	802
Impairment of goodwill and intangible assets	5,172	4,050
Total operating expenses	15,401	19,058
Loss from operations	(8,316)	(6,525)

Interest expense	(534)	(341)
Loss before income taxes and discontinued operations	(8,850)	(6,866)
Income tax expense	(63)	(1,079)
Loss from continuing operations	(8,913)	(7,945)
Income (loss) from discontinued operations, net of taxes	62	(3,146)
Net loss	$(8,851)	$(11,091)

Basic and diluted net loss per common shares:
Loss from continuing operations	$(0.70)	$(0.63)
Income (loss) from discontinued operations	$0.00	$(0.25)
Net loss	$(0.70)	$(0.88)

Weighted average shares outstanding:
Basic and diluted	12,758	12,678

See accompanying notes to these Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except par value amounts)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash	$49	$770
Restricted cash	-	500
Accounts receivable, net	1,833	3,516
Inventories	4,692	4,937
Income taxes receivable	239	320
Prepaid expenses	243	436
Total current assets	7,056	10,479

Property and equipment, net	1	7
Goodwill	-	1,710
Intangible assets, net	1,137	4,809
Operating lease right-of-use assets	2,491	2,735
Other assets	46	38
Assets of discontinued operations	-	1,091
Total assets	$10,731	$20,869

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,407	$2,647
Accrued expenses	311	747
Current portion of long-term debt, net of debt issuance costs	3,384	1,000
Operating lease liabilities, current portion	270	251
Total current liabilities	5,372	4,645

Long-term debt, net of current portion and debt issuance costs	-	1,876
Operating lease liabilities, net of current	2,512	2,780
Other liabilities	27	27
Total liabilities	7,911	9,328

Shareholders’ equity:
Preferred Stock, no par value, authorized 20,000 shares; no shares issued and outstanding	-	-
Common Stock; $0.10 par value, authorized 50,000 shares; issued and outstanding 12,797 shares (2022) and 12,727 shares (2021)	1,280	1,273
Capital in excess of par	7,912	7,789
(Accumulated deficit) retained earnings	(6,372)	2,479
Total shareholders’ equity	2,820	11,541
Total liabilities and shareholders’ equity	$10,731	$20,869

See accompanying notes to these Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common Stock
	Shares	Amount	Capital in Excess of Par	(Accumulated Deficit) Retained Earnings	Total
Balance, January 1, 2021	12,618	$1,262	$7,633	$13,570	$22,465
Stock-based compensation	-	-	(9)	-	(9)
Stock options exercised	45	4	53	-	57
Restricted stock unit vesting	64	7	112	-	119
Net loss	-	-	-	(11,091)	(11,091)
Balance, December 31, 2021	12,727	1,273	7,789	2,479	11,541
Stock-based compensation	-	-	89	-	89
Restricted stock unit vesting	70	7	34	-	41
Net loss	-	-	-	(8,851)	(8,851)
Balance, December 31, 2022	12,797	1,280	7,912	(6,372)	2,820

See accompanying notes to these Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,851)	$(11,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	622	1,820
Stock-based compensation	130	110
Deferred income taxes	-	784
Loss on disposal of discontinued operations	155	834
Impairment of inventories	461	404
Impairment of goodwill and intangible assets	5,172	6,294
Change in operating assets and liabilities:
Accounts receivable	1,683	996
Inventories	194	(2,093)
Prepaid expenses and other assets	185	272
Income taxes receivable	81	215
Accounts payable, accrued expenses, and other liabilities	(1,681)	1,133
Total adjustments to net loss	7,002	10,769
Net cash used in operating activities	(1,849)	(322)

Cash flows from investing activities:
Purchase of software	(142)	(469)
Proceeds from sale of discontinued operations	480	4,850
Net cash provided by investing activities	338	4,381

Cash flows from financing activities:
Proceeds from term loans	-	2,000
Repayments on term loans	(2,000)	(1,583)
Proceeds from revolving credit facility	25,816	40,677
Repayments of revolving credit facility	(23,526)	(43,885)
Payments for debt issuance costs	-	(60)
Proceeds from exercise of stock options	-	57
Net cash provided by (used in) financing activities	290	(2,794)

Net (decrease) increase in cash and restricted cash	(1,221)	1,265

Cash and restricted cash, beginning of period	1,270	5
Cash and restricted cash, end of period	$49	$1,270

Supplemental disclosures:
Cash paid during the period for interest	$316	$561

See accompanying notes to these Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except per share data)

Note 1. Organization and Summary of Significant Accounting Policies

(a) Company Background

Scott’s Liquid Gold-Inc., a Colorado corporation, was incorporated on February 15, 1954. Scott’s Liquid Gold-Inc. and its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our,” or “us”) develop, market, and sell quality household and health and beauty care products. Our business is comprised of two segments; household products and health and beauty care products.

(b) Principles of Consolidation

Our Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

On December 15, 2022, we entered into an asset purchase agreement with a buyer, pursuant to which we agreed to sell to all of our right, title and interest in and to certain assets of the Prell® product line. We have reflected the operations the Prell® product line as discontinued operations for all periods presented, which was previously classified under our household products segment. See Note 3 for further information.

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

(e) Cash and Restricted Cash

Cash and restricted cash consist of the following:

	December 31, 2022	December 31, 2021
Cash	$49	$770
Restricted Cash	-	500
	$49	$1,270

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

During the years ended December 31, 2022 and 2021 respectively, we specifically identified slow moving and obsolete raw material and finished goods inventories, resulting in impairment charges that are reflected on the Consolidated Statements of Operations.

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

Internal-use software costs recognized as an intangible asset relates to capitalizable costs of computer software obtained for internal-use as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40-30-1. All other internal-use software costs are expensed as incurred by the Company. In the second quarter of 2022, our internal-use software was implemented for its intended use with an estimated useful life of five years. Amortization expense is recorded on a straight-line basis and is included in general and administrative expenses on the Consolidated Statements of Operations.

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

Taxes are reported based on tax positions that meet a more-likely-than-not standard and that are measured at the amount that is more-likely-than-not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits or expense. We classify penalty and interest expense related to income tax liabilities as an income tax expense. There are no significant interest and penalties recognized in the Consolidated Statements of Operations or accrued on the Consolidated Balance Sheets.

On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, under the CARES Act, NOLs arising in 2018, 2019, and 2020 taxable years may be carried back to each of the preceding five years to generate a refund. The tax impact of the carryback of 2020 and 2019 losses were recorded in the first quarter 2021 and 2020 income tax provisions, respectively. We elected to defer our portion of social security tax payments, and we paid this liability in the third quarter of 2021.

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

Customer allowances for trade promotions and allowance for doubtful accounts at December 31 were as follows:

	2022	2021
Trade promotions	$361	$1,242
Allowance for doubtful accounts	59	14
	$420	$1,256

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

The Company issues restricted stock unit (“RSUs”) awards with restrictions that lapse upon the passage of time (service vesting) and satisfaction of market conditions targeted to our Company’s stock price. For those restricted stock unit awards with only service vesting, the Company recognizes compensation cost on a straight-line basis over the service period. For awards with both market and service conditions, the Company starts recognizing compensation cost over the requisite service period, with the effect of the market conditions reflected in the calculation of the award's fair value at grant date. The Company values awards with only service vesting requirements based on the grant date share price. The Company values awards with market and service conditions using a Monte Carlo simulation. The Company determines the requisite service period for awards with both market and service conditions based on the longer of the explicit service period and the derived service period. Stock awards that contain market vesting conditions are included in the computations of diluted EPS reflecting the average number of shares that would be issued based on the highest 30-day average market price at the end during the reporting periods, if their effect is dilutive. If the condition is based on an average of market prices over some period of time, the corresponding average for the period is used.

(o) Operating Costs and Expenses Classification

Cost of sales includes costs associated with purchasing finished goods from contract manufacturers, labor, freight-in, quality control, repairs, maintenance, and other indirect costs. We classify freight-out as selling expenses. Other selling expenses consist primarily of costs for sales and sales support personnel, brokerage commissions and promotional costs. Freight-out costs included in selling expenses totaled $1,771 and $2,879, for the years ended December 31, 2022 and 2021, respectively.

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

(p) Recently Issued Accounting Standards

In September 2022, the FASB issued Accounting Standards Update (“ASU”) No. 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”. This guidance requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. These amendments are effective for fiscal years beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. We are currently assessing the impact of this guidance on our financial statements.

(q) Recently Adopted Accounting Standards

In December 2022, the FASB issues ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferred of the Sunset Date of Topic 848”. This guidance defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company adopted ASU 2022-06 effective December 31, 2022. The adoption did not have a material impact on our financial statements.

Note 2. Going Concern

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists.

Primarily due to a decline in net sales, disruption of our international sales to China, and increases in costs associated with the manufacture and distribution of our products, the Company used net cash in operating activities of $1,849 during the year ended December 31, 2022. In February 2023, the Company terminated its Loan and Security Agreement with UMB Bank, N.A. and repaid its revolving credit facility in full. The Company’s debt agreement with La Plata Capital, LLC matures on November 9, 2023. See Note 7 - “Long-Term Debt and Line of Credit” in the Notes to Consolidated Financial Statements for further information. Management’s assessment of cash flow forecasts indicate that, absent any other action, the Company likely will require additional liquidity to continue its operations over the next 12 months.

Management has implemented actions to reduce the Company’s operating expenses and has restructured debt facilities through the adjustments to the timing of required principal payments and covenant compliance periods. Management is considering additional various strategic actions including asset sales, obtaining additional debt or equity financing (potentially in conjunction with acquisitions), workforce reduction, deferring or eliminating certain capital expenditures, and further reduction of other operating expenses to ensure alignment with customer demand in order to address liquidity needs and pursue its business plan. The Company expects that these strategic actions will reduce expenses and outstanding debt balances and provide required liquidity for ongoing operations. However, given the impact of the economic downturn on the U.S., the Company may be unable to sell assets or access further equity or debt financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

The Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Note 3. Discontinued Operations

On December 15, 2022, we entered into an asset purchase agreement with a buyer, pursuant to which we agreed to sell to all of our right, title and interest in and to certain assets of the Prell® product line. The total consideration paid to us was $150, plus an amount equal to the value of the Prell® inventory of $330, subject to post-close adjustment. Additionally, the buyer will pay a royalty equal to 3% of collections on net sales for four years after the closing date (the “Prell® Royalty”). The Prell® Royalty required recognition of a gain upon derecognition of the sale of assets under FASB ASC 610-20. Because the Prell® Royalty is variable consideration and is contingent on the outcome of future events that are largely outside of the Company’s control, the variable consideration from the Prell® Royalty has been fully constrained and no amount is included in the loss on the sale of discontinued operations. Consideration for the Prell® Royalty will be recognized as received from the buyer. The constraint on the variable consideration will be reassessed at each subsequent reporting period.

On December 23, 2021, we entered into an asset purchase agreement with a buyer, pursuant to which we agreed to sell to all of our right, title and interest in and to certain assets of the Dryel® product line. The total consideration paid to us was $4,850, plus an amount equal to the value of the Dryel® inventory of $440, subject to post-close adjustment. At closing, $500 of the total consideration is held in escrow for a twelve-month period following the closing date, and was released ratably in four installments in 2022. This consideration is reflected as Restricted Cash on the Consolidated Balance Sheets.

A long-lived asset group should be classified as held for sale if all of the established criteria are met. The sales of Prell® and Dryel® did not meet these criteria during the years ended December 31, 2022, and 2021, respectively, because we had not established active programs to locate a buyer and because the brands were not being marketed for sale. All efforts between the buyers and the Company occurred during the fourth quarter of 2022 and 2021, respectively. As a result, there were no adjustments to fair value related to held for sale assets, and the difference between the consideration paid to us and the carrying amount of all assets is reflected in the loss on sale of discontinued operations.

We have reflected the operations of the Prell® and Dryel® and product lines as discontinued operations. Our Consolidated Balance Sheets and Consolidated Statements of Operations report discontinued operations separate from continuing operations. Our Consolidated Statements of Equity and Statements of Cash Flows combine the results of continuing and discontinued operations. A summary of financial information related to our discontinued operations is as follows:

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Loss from Discontinued Operations in the Consolidated Statements of Operations for the years ended December 31:

	2022
	Prell®	Dryel®	Total
Net sales	$3,140	$-	$3,140
Cost of sales	2,006	-	2,006
Gross profit	1,134	-	1,134

Operating expenses:
Selling	831	-	831
General and administrative	14	-	14
Intangible asset amortization	18	-	18
Income from discontinued operations, before tax	271	-	271

Interest expense	(54)	-	(54)
Loss on sale of discontinued operations	(155)	-	(155)
Income from discontinued operations, net of tax	$62	$-	$62

	2021
	Prell®	Dryel®	Total
Net sales	$3,339	$2,827	$6,166
Cost of sales	2,277	1,482	3,759
Gross profit	1,062	1,345	2,407

Operating expenses:
Selling	841	625	1,466
General and administrative	-	34	34
Intangible asset amortization	309	492	801
Impairment of goodwill and intangible assets	2,244	-	2,244
Loss from discontinued operations, before tax	(2,332)	194	(2,138)

Interest expense	(32)	(398)	(430)
Income tax benefit	71	185	256
Loss on sale of discontinued operations	-	(834)	(834)
Loss from discontinued operations, net of tax	$(2,293)	$(853)	$(3,146)

There were no capital expenditures or significant operating and investing noncash items related to discontinued operations during the years ended December 31, 2022 and 2021, respectively.

Reconciliation of Major Classes of Assets and Liabilities of the Discontinued Operations to Amounts Presented Separately in the Consolidated Balance Sheets as of December 31:

	2022	2021
Assets
Current assets:
Inventories	$-	$740

Intangible assets, net	-	351
Total assets	$-	$1,091

All assets and liabilities in the above table are related to the discontinued operations of Prell®. There were no assets or liabilities related to Dryel® as of December 31, 2022 or 2021, respectively.

The following summarizes the carrying values of intangible assets, and the resulting loss on sale of discontinued operations associated with Prell® at the date of disposition:

Trade names	$152
Formulas and batching processes	153
$305

Proceeds from sale of Prell®	150
Loss on sale of discontinued operations	$(155)

The following summarizes the carrying values of goodwill, intangible assets, and the resulting loss on sale of discontinued operations associated with Dryel® at the date of disposition:

Customer relationships	$2,663
Trade names	1,064
Formulas and batching processes	488
Non-compete	12
Goodwill	1,457
$5,684

Proceeds from sale of Dryel®	4,850
Loss on sale of discontinued operations	$(834)

Note 4. Inventories

Inventories, consisting of materials, labor and overhead at December 31 were comprised of the following:

	2022	2021
Finished goods	$4,568	$4,759
Raw materials	124	178
	$4,692	$4,937

Note 5. Property and Equipment

Property and equipment at December 31 were comprised of the following:

	2022	2021
Office furniture and equipment	$151	$151
Less accumulated depreciation	(150)	(144)
	$1	$7

Depreciation expense for the years ended December 31, 2022 and 2021 was $6 and $11, respectively.

Note 6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by reporting unit for the fiscal years ended December 31, 2022 and 2021 were as follows:

	Detergent	Shampoo	All-Purpose	Total
Balance, January 1, 2022	$-	$-	$1,710	$1,710
Additions	-	-	-	-
Impairment	-	-	(1,710)	(1,710)
Balance, December 31, 2022	$-	$-	$-	$-

Balance, January 1, 2021	$593	$760	$1,710	$3,063
Additions	-	-	-	-
Impairment	(593)	(760)	-	(1,353)
Balance, December 31, 2021	$-	$-	$1,710	$1,710

Intangible assets consisted of the following:

	As of December 31, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets:
Customer relationships	$-	$-	$-	$2,103	$329	$1,774
Trade names	309	97	212	1,680	151	1,529
Formulas and batching processes	412	283	129	1,036	299	737
Internal-use software	898	105	793	756	-	756
Non-compete agreement	33	30	3	48	35	13
	$1,652	$515	$1,137	$5,623	$814	$4,809

The change in the net carrying amounts of intangible assets during 2022 was primarily due to cash paid for our internal-use software, the impact of impairment charges related to intangible assets in our reporting units more fully described below, and amortization expense. Amortization expense for the years ended December 31, 2022 and 2021 was $325 and $802, respectively.

Estimated amortization expense for 2023 and subsequent years is as follows:

2023	$219
2024	219
2025	218
2026	217
2027	112
Thereafter	152
Total	$1,137

During the second quarter of 2022, we experienced a significant decline in our stock price and market capitalization and revised internal forecasts relating to all reporting units due to inflationary related pressures at our customers which have caused sales decreases, which resulted in impairment charges to goodwill and certain intangible assets in our All-Purpose reporting unit. We made revisions to the internal forecasts relating to all reporting units during the fourth quarter of 2022 and 2021 due primarily to the sale of our Prell® and Dryel® brands as well as the impact of rising costs associated with the manufacture and distribution of our products. Through our annual assessments conducted on December 31, 2022 and 2021, respectively, we concluded that the changes in circumstances in these reporting units triggered the need for a quantitative review of the carrying values of goodwill and certain intangible assets and resulted in impairment charges to each of our Detergent, All-Purpose, and Shampoo reporting units. During the year ended December 31, 2022 and 2021, respectively, we incurred the impairment charges to the following reporting units:

	2022			2021
	Intangible Assets	Goodwill	Total	Intangible Assets	Goodwill	Total
All-Purpose	$2,717	$1,710	$4,427	$1,084	$593	$1,677
Shampoo	194	-	194	1,483	760	2,243
Detergent	551	-	551	130	-	130
	$3,462	$1,710	$5,172	$2,697	$1,353	$4,050

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

Note 7. Long-Term Debt and Line-of-Credit

UMB Loan Agreement

On July 1, 2020, we entered into a Loan and Security Agreement (as amended, the “UMB Loan Agreement”) with UMB Bank, N.A. (“UMB”). Under the UMB Loan Agreement we obtained a $3,000 term loan, with equal monthly payments fully amortized over three years, which was repaid in full in the second quarter of 2022, and a revolving credit facility, with a maximum commitment of $4,000 bearing interest at the one-month term SOFR rate + 6.83% with a floor of 7.75%.

On January 23, 2023, we entered into the Consent and Seventh Amendment to Loan and Security Agreement, which consents to the sale of Scott's Liquid Gold® Wood Care and Scott's Liquid Gold® Floor Restore assets, updates defined terms and financial covenants under the UMB Agreement, and reduces the maximum commitment on the revolving credit facility to $500, contingent on a further reduction to $250 if a tax refund is received from the Internal Revenue Service.

The UMB Loan Agreement required compliance with affirmative, negative, and financial covenants, as determined on a monthly basis. The Company was in compliance with the UMB Loan Agreement covenants as of December 31, 2022.

As of December 31, 2022, our UMB term loan and UMB revolving credit facility had an outstanding balance of $0 and $2,504, respectively, with an all-in interest rate of 10.67% and 11.19%, respectively. UMB unamortized loan costs were $100 and $297 as of December 31, 2022 and 2021, respectively.

The UMB Loan Agreement was terminated on February 27, 2023 and the revolving credit facility was paid in full on February 28, 2023. The loans were secured by all of the assets of the Company and all of its subsidiaries.

La Plata Loan Agreement

On November 9, 2021, we entered into a loan and security agreement (the “La Plata Loan Agreement”) with La Plata Capital, LLC (“La Plata”). Under the La Plata Loan Agreement, we obtained a $2,000 term loan that bears interest at 14% and a maturity date of November 9, 2023. Interest-only payments are required on a monthly basis beginning in January 2022 and ending on December 31, 2022. Beginning on January 1, 2023, monthly principal payments of $30 are required in addition to accrued and unpaid interest. All remaining unpaid principal and interest are fully due on November 9, 2023. We repaid $1,000 of principal against the La Plata Loan Agreement during the first quarter of 2022.

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

On January 25, 2023, we entered into the First Amendment to La Plata Loan Agreement (the “First Amendment”). The First Amendment states interest-only payments are required on a monthly basis through March 31, 2023. The First Amendment revises the timing of principal and interest payments and provides updated financial covenants.

On February 28, 2023, we entered into the Second Amendment to La Plata Loan Agreement (the “Second Amendment”). The Second Amendment provides an additional $250 through a promissory note with an interest rate of 15% per annum. Interest-only payments are required on a monthly basis through June 30, 2023, with monthly principal payments of $30 beginning on July 1, 2023. The Second Amendment also revised the date as of which certain financial covenants would be required to June 30, 2023.

The Company was in compliance with the La Plata Loan Agreement covenants as of December 31, 2022.

As of December 31, 2022, our La Plata term loan had an outstanding balance of $1,000. La Plata unamortized loan costs were $20 and $41 as of December 31, 2022 and 2021, respectively.

As of December 31, 2022, the total principal payments due on our outstanding debt were as follows:

	Revolving Credit Facility	Term Loan	Total
2023	$2,504	$1,000	$3,504

Note 8. Leases

We have entered into a lease for our corporate headquarters with a remaining lease term of 8 years. This lease includes both lease and non-lease components, which are accounted for as a single lease component as we have elected the practical expedient to combine these components for all leases. As the lease does not provide an implicit rate, we calculated the right-of-use assets and lease liabilities using our secured incremental borrowing rate at the lease commencement date. We currently do not have any finance leases outstanding.

Information related to leases was as follows:

	2022	2021
Operating lease information:
Operating lease cost	$400	$411
Operating cash flows from operating leases	400	411
Net assets obtained in exchange for new operating lease liabilities	-	-

Weighted average remaining lease term in years	7.92	8.91
Weighted average discount rate	5.1%	5.1%

Future minimum annual lease payments are as follows:

2023	$406
2024	413
2025	420
2026	427
2027	434
Thereafter	1,305
Total minimum lease payments	$3,405
Less imputed interest	(623)

Total operating lease liability	$2,782

Note 9. Income Taxes

The provision for income tax attributable to continuing operations for the years ended December 31 is as follows:

	2022	2021
Current provision:
Federal	$63	$39
State	-	-
Total current provision	63	39
Deferred provision:
Federal	-	1,040
State	-	-
Total deferred provision	-	1,040
Provision:
Federal	63	1,079
State	-	-
Total provision	$63	$1,079

The current tax provision related to discontinued operations for the years ended December 31, 2022 and 2021 was $58 and $0, respectively. The deferred tax benefit related to discontinued operations for the years ended December 31, 2022 and 2021 was $(45) and $(256), respectively. These amounts are combined with amounts related to continuing operations on the consolidated statements of cash flows.

Income tax expense at the statutory tax rate is reconciled to the overall income tax expense for the years ended December 31 as follows:

	2022	2021
Federal income tax at statutory rates	$(1,845)	$(1,442)
State income taxes, net of federal tax effect	(74)	(132)
Permanent differences	-	(6)
Rate difference in NOL Carryback	57	11
Other	22	(55)
Change in state tax rate	149	57
Change in valuation allowance	1,754	2,646
Provision for income taxes	$63	$1,079

The effective tax rate for the years ended December 31, 2022 and 2021 was (0.7%) and (10.9%) respectively, which can differ from the statutory income tax rate due to various factors, including the establishment and change in a valuation allowance. During the year ended 2021, the Company established a valuation allowance on our deferred tax asset, which is reflected in income tax expense on the Consolidated Statements of Operations. The valuation allowance represents our determination that, more likely than not, we will be unable to realize the value of such assets at this time due to the uncertainty of future profitability.

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. The net deferred tax assets and liabilities as of December 31, 2022 and 2021 are comprised of the following:

	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$1,659	$531
Accounts receivable	20	30
Inventories	231	410
Accrued vacation and bonus	67	161
Intangibles and Goodwill	2,622	1,771
Operating lease liabilities	610	697
Other	231	168
Total deferred tax assets	5,440	3,768
Deferred tax liabilities:
Operating lease right-of-use assets	(546)	(629)
Prepaid expenses	(22)	(21)
Total deferred tax liabilities	(568)	(650)
Net deferred tax asset, before allowance	4,872	3,118

Valuation allowance	(4,872)	(3,118)
Net deferred tax asset	$-	$-

Net operating losses and tax credit carryforwards as of December 31, 2022 are as follows:

		Expiration Years
Net operating losses, state (After December 31, 2017)	$2,452	Do not expire
Tax credits, federal	$8	2042

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

A valuation allowance has been provided as there is uncertainty that the deferred tax assets will be realized. The valuation allowance as of December 31, 2022, primarily relates to net operating loss carryforwards, goodwill, and intangible assets.

Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. As we had no uncertain tax benefits during 2022 and 2021, we had no accrued interest or penalties related to uncertain tax positions in either year.

We and our subsidiaries are subject to the following material taxing jurisdictions: United States and Colorado. The tax years that remain open to examination by the Internal Revenue Service are 2019 and years thereafter. The tax years that remain open to examination by the State of Colorado are 2018 and years thereafter.

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

During 2022 and 2021, we did not grant any options to acquire shares of our common stock.

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) totaled $10 and $54 for the years ended December 31, 2022 and 2021, respectively. Approximately $0 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next two years, depending on the vesting provisions of the options. There was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible.

Compensation cost related to RSUs totaled $79 and $56 for the year ended December 31, 2022 and 2021, respectively. Approximately $145 of total unrecognized compensation costs related to non-vested RSUs is expected to be recognized over the next three years.

Stock option activity under the 2015 Plan is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
2015 Plan
Maximum number of shares under the plan	2,000
Outstanding, December 31, 2020	470	$1.80	3.3 years	125
Granted	-	$-
Exercised	(45)	$1.26
Cancelled/Expired	(118)	$2.17
Outstanding, December 31, 2021	307	$1.80	2.6 years	45
Exercisable, December 31, 2021	289	$1.76	2.7 years	45
Available for issuance, December 31, 2021	1,530
Granted	-	$-
Exercised	-	$-
Cancelled/Expired	158	$2.08
Outstanding, December 31, 2022	149	$1.42	2.7 years	-
Exercisable, December 31, 2022	149	$1.32	2.7 years	-
Available for issuance, December 31, 2022	1,851

A summary of additional information related to the options outstanding as of December 31, 2022 under the 2015 Plan is as follows:

Range of Exercise Prices	Number of Options (in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
2015 Plan
$1.20-$1.25	76	2.7 years	$1.25
$1.26-$1.38	40	3.9 years	$1.26
$1.80-$2.25	33	1.4 years	$2.02
Total	149	2.7 years	$1.42

Under our 2015 Plan, we have 1,706 shares available for future equity grants, which comprises our maximum shares available under the plan less all options and RSUs granted.

We have an Employee Stock Ownership Plan to provide retirement benefits for our employees which was terminated on December 1, 2021. At December 31, 2022 and 2021, a total of 0 and 14 shares of our common stock, respectively, have been allocated and earned by our employees.

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

A reconciliation of the weighted average number of common shares outstanding (in thousands) for the years ended December 31 is as follows:

	2022	2021
Common shares outstanding, beginning of the period	12,727	12,618
Weighted average common shares issued	31	60
Weighted average number of common shares outstanding	12,758	12,678
Dilutive effect of common share equivalents	-	-
Diluted weighted average number of common shares outstanding	12,758	12,678

Common stock equivalents (in thousands) that have been excluded from the calculation of earnings per share as of December 31 because they would have been anti-dilutive are as follows:

	2022	2021
Stock options	148	188

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

The following provides information on our segments as of and for the years ended December 31:

	2022
	Household Products	Health and Beauty Care Products	Corporate	Total
Net sales	$11,763	$4,807	$-	$16,570
Loss from operations	(6,574)	(1,742)	-	(8,316)
Identifiable assets	5,968	3,730	1,033	10,731
Capital and intangible asset expenditures	-	-	142	142
Depreciation and amortization	487	135	-	622

	2021
	Household Products	Health and Beauty Care Products	Corporate	Total
Net sales	$14,152	$15,590	$-	$29,742
Loss from operations	(3,963)	(2,562)	-	(6,525)
Identifiable assets	13,207	6,398	1,264	20,869
Capital and intangible asset expenditures	-	-	469	469
Depreciation and amortization	1,202	618	-	1,820

Corporate assets noted above are comprised of our income tax receivable and internal-use software.

Customers

Net sales to significant customers were the following for the years ended December 31, 2022 and 2021, respectively:

	2022	2021
Walmart	$7,111	$11,102
Ulta	$146	$6,764

Outstanding accounts receivable from significant customers represented the following percentages of our total accounts receivable as of December 31, 2022 and 2021, respectively:

	2022	2021
Walmart	32.7%	51.7%
Ulta	0.0%	2.9%

A loss of any of our significant customers could have a material adverse effect on us because it is uncertain whether our consumer base served by these customers would purchase our products at other retail outlets. No long-term contracts exist between us and our other significant customers.

Geographic Area Information

Information about continuing operations in different geographic areas is as follows for the years ended December 31, 2022 and 2021, respectively:

	2022	2021
Net sales
United States	$15,776	$26,730
PRC	673	2,448
Canada	121	564
Total	$16,570	$29,742

All net sales to the PRC were to HK NFS, our former exclusive distributor. There were no long-lived assets held outside the United States as of December 31, 2022 and 2021, respectively.

Note 13. Commitments and Contingencies

As of December 31, 2022, the Company had no material commitments or contingencies.

Note 14. Subsequent Events

Sale of Scott's Liquid Gold® brand

On January 23, 2023, we entered into an asset purchase agreement with a buyer, pursuant to which we agreed to sell all of our right, title and interest in and to certain assets of the Scott's Liquid Gold® Wood Care and Scott's Liquid Gold® Floor Restore product lines. The total consideration paid to us was $800, plus an amount equal to the value of the Scott's Liquid Gold® Wood Care and Scott's Liquid Gold® Floor Restore inventory of $1,100, subject to post-close adjustment. Additionally, the buyer will pay a royalty equal to 2% of net sales for four years after the closing date. The assets sold did not meet all criteria to be classified as assets held for sale as of the balance sheet date, and as such are not presented and disclosed as assets held for sale in the Consolidated Financial Statements. Net sales of Scott’s Liquid Gold® Wood Care and Floor Restore were $4,075 and $5,028 for the years ended December 31, 2022 and 2021, respectively.

In conjunction with the sale of the Scott’s Liquid Gold® brand, the Company may continue to use names “Scott’s Liquid Gold” and “SLG” for up to one year following the closing date of the agreement on January 23, 2023. Following this transitional name period, the Company will only be able to use the aforementioned names in connection with retaining records and other historical or archived documents and any use required by or permitted as a fair use or otherwise under applicable law.

Entry into employment agreements

Effective as of March 31, 2023, Tisha Pedrazzini, President and Principal Executive Officer, and David Arndt, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Corporate Secretary, entered into employment agreements with the Company.

The employment agreements for Ms. Pedrazzini and Mr. Arndt provide for annual salaries of $240 and $205, respectively and have the potential to earn bonuses for each individual based on individual and/or Company’s performance. The initial term of the agreements are one year and will renew automatically for 120 day periods thereafter unless either party provides 90 days’ notice on non-renewal.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of December 31, 2022, we conducted an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2022.

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

Management, including our President and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on the criteria for effective internal control described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

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

Remediation of Material Weakness

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s financial statements will not be prevented or detected on a timely basis. The material weakness that we previously reported was identified as of June 30, 2022 related to the review of the impairment assessment of goodwill prepared by a third-party firm. The deficiencies in internal control over financial reporting were detailed in Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

During the fourth quarter of 2022, management of the Company implemented measures that it believes are sufficient to fully remediate each of the deficiencies resulting in the material weakness, which measures are described in Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022. During the fourth quarter of fiscal 2022, we successfully completed the testing necessary to conclude that the material weakness has been remediated. We will continue to monitor the effectiveness of these and other processes, procedures, and controls and will make any further changes that management determines to be appropriate.

Changes in Internal Control over Financial Reporting

Other than the remediation of the material weakness referenced above, there was no change in our internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

(in thousands)

For Part III, except as set forth below, the information set forth in our definitive Proxy Statement for our Annual Meeting of Shareholders to be filed within 120 days after December 31, 2022, hereby is incorporated by reference into this Report.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm (Plante & Moran, PLLC; Denver, Colorado; PCAOB ID #166)

Consolidated Statements of Operations for the years ended December 31, 2022 and 2021

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

Notes to Consolidated Financial Statements

Exhibits

Exhibit Number	Document
3.1	Restated Articles of Incorporation, as amended and restated through May 1, 1996, incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-KSB for the year ended December 31, 2007.
3.2	Bylaws, as amended through July 13, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on July 19, 2011.
4.1	Description of Registrant’s Securities, incorporated by reference to Exhibit 4.1 of our Annual Report on Form 10-K for the year ended December 31, 2020.
10.1*	Form of Indemnification Agreement for executive officers and directors incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
10.2*

Employment Agreement, dated as of March 26, 2014, between Scott’s Liquid Gold-Inc. and Mark Goldstein incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K, filed on March 28, 2014.

Exhibit Number	Document
10.3*

Scott’s Liquid Gold-Inc. 2015 Equity and Incentive Plan incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its annual meeting of shareholders held on June 4, 2015 filed on April 27, 2015.

10.4*	Form of 2015 Equity and Incentive Plan Incentive Stock Option Agreement incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K, filed on March 30, 2016.
10.5*	Form of 2015 Equity and Incentive Plan Non-Qualified Stock Option Agreement incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K, filed on March 30, 2016.
10.6*	Form of Executive Officer RSU Award Agreement, dated October 2, 2020 incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K, filed on March 31, 2022.
10.7*	Employee Agreement, effective March 31, 2023, by and between Scott's Liquid Gold-Inc. and Tisha Pedrazzini
10.8*	Employment Agreement, effective March 31, 2023, by and between Scott’s Liquid Gold-Inc. and David Arndt
10.9

Distribution Agreement, effective January 1, 2018, between Neoteric Cosmetics, Inc. and HK NFS Limited, incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K, filed on April 2, 2018.

10.10

Asset Purchase Agreement, by and among SLG Chemicals, Inc., a wholly owned subsidiary of Scott’s Liquid Gold-Inc., Scott’s Liquid Gold-Inc. and Paramount Chemical Specialties, Inc., dated October 1, 2019, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 2, 2019.

10.11	Asset Purchase Agreement, by and between Scott's Liquid Gold-Inc. and AFAM Concept, Inc. dated December 15, 2022
10.12	Asset Purchase Agreement, by and between Scott's Liquid Gold-Inc. and Nakoma Brands dated January 23, 2023
10.13

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

10.15

Second Amendment to Loan and Security Agreement, dated June 25, 2021, UMB Bank, N.A., Scott’s Liquid Gold-Inc., SLG Chemicals, Inc., and Neoteric Cosmetics, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 25, 2021.

10.16

Third Amendment to Loan and Security Agreement, dated August 13, 2021, UMB Bank, N.A., Scott’s Liquid Gold-Inc., SLG Chemicals, Inc., and Neoteric Cosmetics, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 13, 2021.

10.17

Consent and Fourth Amendment to Loan and Security Agreement, dated November 15, 2021, UMB Bank, N.A., Scott’s Liquid Gold-Inc., SLG Chemicals, Inc., and Neoteric Cosmetics, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021.

10.18

Fifth Amendment to Loan and Security Agreement, dated August 10, 2022, UMB Bank, N.A., Scott’s Liquid Gold-Inc., SLG Chemicals, Inc., and Neoteric Cosmetics, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2022.

10.19

Consent and Sixth Amendment to Loan and Security Agreement, dated December 15, 2022, UMB Bank, N.A., Scott’s Liquid Gold-Inc., SLG Chemicals, Inc., and Neoteric Cosmetics, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 21, 2022.

10.20

Consent and Seventh Amendment to Loan and Security Agreement, dated January 23, 2023, UMB Bank, N.A., Scott’s Liquid Gold-Inc., SLG Chemicals, Inc., and Neoteric Cosmetics, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 27, 2023.

10.21

Loan Agreement, dated November 9, 2021, by and between La Plata Capital, LLC, and Scott's Liquid Gold-Inc., incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021.

10.22

Security Agreement, dated November 9, 2021, by and between La Plata Capital, LLC, and Scott's Liquid Gold-Inc., incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021.

Exhibit Number	Document
10.23	First Amendment to La Plata Loan Agreement, dated January 25, 2023, incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed January 27, 2023.
10.24	Second Amendment to La Plata Loan Agreement, dated February 28, 2023, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed February 28, 2023.
21	List of Subsidiaries incorporated by reference to Exhibit 21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
23.1	Consent of Plante & Moran, PLLC.
24	Powers of Attorney.
31.1	Rule 13a-14(a) Certification of the President.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1**	Section 1350 Certification.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Management contract or compensatory plan or arrangement.

** Furnished, not filed.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCOTT’S LIQUID GOLD-INC., a Colorado corporation

By:	/s/ Tisha Pedrazzini
Tisha Pedrazzini, President (Principal Executive Officer)

By:	/s/ David M. Arndt
David M. Arndt, Chief Financial Officer
(Principal Financial and Chief Accounting Officer)
Date:	March 29, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature
March 29, 2023	Tisha Pedrazzini,
	Director and President	/s/ Tisha Pedrazzini
March 29, 2023	Rimmy R. Malhotra, Director	Tisha Pedrazzini for herself and as
March 29, 2023	Daniel J. Roller, Director	Attorney-in-Fact for the named directors
who constitute all of the members of the
the Board of Directors and for the named officers