Form 10-Q
period 2023-03-31
Scott's Liquid Gold - Inc.
filed 2023-05-08
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of OPEN May 7, 2023 the registrant had OPEN 12,797,423 shares of its common stock, $0.10 par value per share, outstanding.

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
•
other matters discussed in this Report, including the risks described in the Risk Factors section of this Report and in our Annual Report on Form 10-K for the year ended December 31, 2022 and subsequent Quarterly Reports on Form 10-Q.

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

PART I

ITEM 1. FINANCIAL STATEMENTS.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Net sales	$3,248	$3,729
Cost of sales	1,849	1,886
Gross profit	1,399	1,843

Operating expenses:
Advertising	154	135
Selling	865	1,625
General and administrative	618	791
Intangible asset amortization	56	93
Total operating expenses	1,693	2,644
Loss from operations	(294)	(801)

Interest expense	(152)	(82)
Loss before income taxes and discontinued operations	(446)	(883)
Income tax benefit	4	-
Loss from continuing operations	(442)	(883)
Income from discontinued operations	811	432
Net income (loss)	$369	$(451)

Basic and diluted net income (loss) per common shares:
Loss from continuing operations	$(0.03)	$(0.07)
Income from discontinued operations	$0.06	$0.03
Net income (loss)	$0.03	$(0.04)

Weighted average shares outstanding:
Basic and diluted	12,797	12,739

See accompanying notes to these Condensed Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except par value amounts)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash	$457	$49
Accounts receivable, net	975	1,833
Inventories	2,940	3,457
Income taxes receivable	-	239
Prepaid expenses	462	243
Total current assets	4,834	5,821

Intangible assets, net	1,081	1,137
Operating lease right-of-use assets	2,428	2,491
Other assets	46	47
Assets of discontinued operations	-	1,235
Total assets	$8,389	$10,731

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,030	$1,407
Accrued expenses	215	311
Current portion of long-term debt, net of debt issuance costs	1,205	3,384
Operating lease liabilities, current portion	275	270
Total current liabilities	2,725	5,372

Operating lease liabilities, net of current	2,441	2,512
Other liabilities	27	27
Total liabilities	5,193	7,911

Shareholders’ equity:
Preferred Stock, no par value, authorized 20,000 shares; no shares issued and outstanding	-	-
Common Stock; $0.10 par value, authorized 50,000 shares; issued and outstanding 12,797 shares (2023) and 12,797 shares (2022)	1,280	1,280
Capital in excess of par	7,919	7,912
Accumulated deficit	(6,003)	(6,372)
Total shareholders’ equity	3,196	2,820
Total liabilities and shareholders’ equity	$8,389	$10,731

See accompanying notes to these Condensed Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Capital in Excess of Par	(Accumulated Deficit) Retained Earnings	Total
Balance, December 31, 2022	12,797	$1,280	$7,912	$(6,372)	$2,820
Stock-based compensation	-	-	7	-	7
Net income	-	-	-	369	369
Balance, March 31, 2023 (Unaudited)	12,797	$1,280	$7,919	$(6,003)	$3,196

Balance, December 31, 2021	12,727	$1,273	$7,789	$2,479	$11,541
Stock-based compensation	-	-	35	-	35
Net loss	-	-	-	(451)	(451)
Restricted stock unit vesting	22	2	26	-	28
Balance, March 31, 2022 (Unaudited)	12,749	$1,275	$7,850	$2,028	$11,153

See accompanying notes to these Condensed Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$369	$(451)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	162	164
Stock-based compensation	7	63
Gain on disposal of discontinued operations	(787)	-
Change in operating assets and liabilities:
Accounts receivable	858	1,117
Inventories	603	(497)
Prepaid expenses and other assets	(218)	14
Income taxes receivable	239	-
Accounts payable, accrued expenses, and other liabilities	(477)	(414)
Total adjustments to net income (loss)	387	447
Net cash provided by (used in) operating activities	756	(4)

Cash flows from investing activities:
Proceeds from sale of discontinued operations	1,936	-
Purchase of software	-	(99)
Net cash provided by (used in) investing activities	1,936	(99)

Cash flows from financing activities:
Proceeds from term loans	250	-
Repayments on term loans	(30)	(1,250)
Proceeds from revolving credit facility	2,795	8,379
Repayments of revolving credit facility	(5,299)	(7,899)
Net cash used in financing activities	(2,284)	(770)

Net increase (decrease) in cash and restricted cash	408	(873)

Cash and restricted cash, beginning of period	49	1,270
Cash and restricted cash, end of period	$457	$397

Supplemental disclosures:
Cash paid during the period for interest	$47	$95

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

On January 23, 2023, we entered into an asset purchase agreement with a buyer, pursuant to which we agreed to sell to all of our right, title and interest in and to certain assets of the Scott's Liquid Gold® brand, including the Wood Care and Floor Restore products. We have reflected the operations of the Scott's Liquid Gold® brand as discontinued operations for all periods presented, which was previously classified under our household products segment. See Note 3 for further information.

On December 15, 2022, we entered into an asset purchase agreement with a buyer, pursuant to which we agreed to sell to all of our right, title and interest in and to certain assets of the Prell® product line. We have reflected the operations of the Prell® product line as discontinued operations for all periods presented, which was previously classified under our health and beauty care segment. See Note 3 for further information.

(c) Basis of Presentation

The unaudited Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statements of Cash Flows included in this Report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2023 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the period ended March 31, 2023 are not necessarily indicative of the operating results for the full year and are unaudited.

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

(f) Leases

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

(g) Intangible Assets

Intangible assets with finite lives, such as customer relationships, trade names, and formulas, are amortized over their estimated useful lives, generally ranging from 5 to 20 years. Amortization expense related to intangible assets is included in Operating Expenses on the Condensed Consolidated Statement of Operations.

Internal-use software costs recognized as an intangible asset relates to capitalizable costs of computer software obtained for internal-use as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40-30-1. All other internal-use software costs are expensed as incurred by the Company. In the second quarter of 2022, our internal-use software was implemented for its intended use with an estimated useful life of five years. Amortization expense is recorded on a straight-line basis and is included in general and administrative expenses on the Condensed Consolidated Statements of Operations.

(h) Financial Instruments

Financial instruments which potentially subject us to concentrations of credit risk include cash, and accounts receivable. We maintain our cash balances in the form of bank demand deposits with financial institutions that we believe are creditworthy. Historically, we have maintained balances in various operating accounts in excess of federally insured limits. We establish an allowance for doubtful accounts, which is generally not material to our financial statements, based upon factors surrounding the credit risk of specific customers, historical trends and other information. We have no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

The recorded amounts for cash, receivables, other current assets, accounts payable, and accrued expenses approximate fair value due to the short-term nature of these financial instruments.

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

Taxes are reported based on tax positions that meet a more-likely-than-not standard and that are measured at the amount that is more-likely-than-not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits or expense. We classify penalty and interest expense related to income tax liabilities as an income tax expense. There are no significant interest and penalties recognized in the Condensed Consolidated Statements of Operations or accrued on the Condensed Consolidated Balance Sheets.

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three months ended March 31, 2023 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to valuation allowance. The effective tax rate for the three months ended March 31, 2023 and 2022 was -0.9% and 0.0% respectively.

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

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to realize deferred tax assets. Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability. Accordingly, a valuation allowance has been recorded against the Company’s net deferred tax assets as of March 31, 2023, and December 31, 2022.

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

Customer allowances for trade promotions and allowance for doubtful accounts were as follows:

	March 31, 2023	December 31, 2022
Trade promotions	$259	$361
Allowance for doubtful accounts	59	59
	$318	$420

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

(m) Operating Costs and Expenses Classification

Cost of sales includes costs associated with the purchase of goods from our third-party manufacturing partners, which include labor, materials, and other expenses associated with the manufacturing of our products, freight-in, purchasing and receiving, quality control, repairs, maintenance, and other indirect costs. We classify freight-out as selling expenses. Other selling expenses consist primarily of costs for warehousing and distribution, sales and sales support personnel, brokerage commissions, customer compliance fines, and promotional costs. Freight-out costs included in selling expenses totaled $425 and $527 for the three months ended March 31, 2023 and 2022, respectively.

General and administrative expenses consist primarily of wages and benefits associated with management and administrative support departments, business insurance costs, professional fees, office facility related expenses, and other general support costs.

(n) Supplier Finance Programs

During 2022, we entered into an agreement with a third-party financial institution and and agreement with an insurance agency which allows us to obtain extended payment terms for our insurance policies. The insurance policies can be canceled by the Company at any time with 10 days’ notice. The financial institution may cancel this agreement after providing 10 days’ notice if the Company does not pay any installment payment according to the terms of the agreement. We do not provide any forms of guarantees under these agreements. Payments of our obligations are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. Outstanding confirmed amounts are $145 and $217 as of March 31, 2023 and December 31, 2022, respectively, which will be recognized on the Condensed Consolidated Financial Statements as payments are due.

(o) Recently Issued Accounting Standards

In September 2022, the FASB issued Accounting Standards Update ("ASU)" No. 2022-04, "Liabilities-Supplier Finance Programs (Subtopic 405-50), Disclosure of Supplier Finance Program Obligations." This guidance requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. These amendments are effective for fiscal years beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. We adopted this ASU as of January 1, 2023 on a prospective basis. As the guidance requires only additional disclosures, there were no effects of this standard on our financial position, results of operations and cash flows. See disclosure contained in Note 1(n).

Note 2. Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists.

Primarily due to a decline in net sales, disruption of our international sales to China, and increases in costs associated with the manufacture and distribution of our products, the Company has sustained significant losses from operations in several reporting periods since 2019. In February 2023, the Company terminated its Loan and Security Agreement with UMB Bank, N.A. and repaid its revolving credit facility in full. The Company’s debt agreement with La Plata Capital, LLC matures on November 9, 2023. See Note 8 - “Long-Term Debt and Line of Credit” in the Notes to Condensed Consolidated Financial Statements for further information. Management’s assessment of cash flow forecasts indicate that, absent any other action, the Company likely will require additional liquidity to continue its operations over the next 12 months.

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

The Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Note 3. Discontinued Operations

On January 23, 2023, we entered into an asset purchase agreement with a buyer, pursuant to which we agreed to sell all of our right, title and interest in and to certain assets of the Scott's Liquid Gold® Wood Care and Scott's Liquid Gold® Floor Restore product lines. The total consideration paid to us was $800, plus an amount equal to the value of the Scott's Liquid Gold® Wood Care and Scott's Liquid Gold® Floor Restore inventory of $1,136, subject to post-close adjustment. Additionally, the buyer will pay a royalty equal to 2% of gross sales for two years after the closing date (the "Scott's Liquid Gold® Royalty"). The Scott's Liquid Gold® Royalty resulted in recognition of a gain upon the sale of assets. Because the Scott's Liquid Gold® Royalty is variable consideration and is contingent on the outcome of future events that are largely outside of the Company’s control, the variable consideration from the Scott's Liquid Gold® Royalty has been fully constrained and no amount is included in the results from discontinued operations. Consideration for the Scott's Liquid Gold® Royalty is to be recognized as received from the buyer. The constraint on the variable consideration will be reassessed at each subsequent reporting period.

On December 15, 2022, we entered into an asset purchase agreement with a buyer, pursuant to which we agreed to sell to all of our right, title and interest in and to certain assets of the Prell® product line. The total consideration paid to us was $150, plus an amount equal to the value of the Prell® inventory of $330, subject to post-close adjustment. Additionally, the buyer will pay a royalty equal to 3% of collections on net sales for four years after the closing date (the “Prell® Royalty”). The Prell® Royalty resulted in recognition of a gain upon the sale of assets. For the three months ended March 31, 2023, there were no changes in the assessment of the Prell® Royalty, which will continue to be recognized as received from the buyer. The constraint on the variable consideration will be reassessed at each subsequent reporting period.

We have reflected the operations of the Scott's Liquid Gold® and Prell® product lines as discontinued operations. Our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations report discontinued operations separate from continuing operations. Our Condensed Consolidated Statements of Equity and Statements of Cash Flows combine the results of continuing and discontinued operations. A summary of financial information related to our discontinued operations is as follows:

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Loss from Discontinued Operations in the Condensed Consolidated Statements of Operations for the three months ended March 31:

	Three Months Ended March 31, 2023
	Prell®	Scott's Liquid Gold®	Total
Net sales	$-	$187	$187
Cost of sales	-	95	$95
Gross profit	-	92	92

Operating expenses:
Selling	-	28	28
General and administrative	-	22	22
Operating income from discontinued operations	-	42	42

Interest expense	-	(18)	(18)
Gain on sale of discontinued operations	-	787	787
Income from discontinued operations	$-	$811	$811

	Three Months Ended March 31, 2022
	Prell®	Scott's Liquid Gold®	Total
Net sales	$838	$1,223	$2,061
Cost of sales	496	474	$970
Gross profit	342	749	1,091

Operating expenses:
Selling	290	289	579
Intangible asset amortization	12	-	12
Operating income from discontinued operations	40	460	500

Interest expense	(14)	(54)	(68)
Income from discontinued operations	$26	$406	$432

There were no capital expenditures or significant operating and investing noncash items related to discontinued operations during the years ended December 31, 2022 and 2021, respectively.

Reconciliation of the Major Classes of Assets and Liabilities of the Discontinued Operations to Amounts Presented Separately in the Condensed Consolidated Balance Sheets as of:

	March 31, 2023	December 31, 2022
Assets
Current assets:
Inventories	$-	$1,235
Total assets	$-	$1,235

All assets in the above table are related to the discontinued operations of Scott's Liquid Gold®. There were no assets related to Prell® as of March 31, 2023 and December 31, 2022, respectively.

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

Compensation cost related to stock options totaled $0 and $7 in the three months ended March 31, 2023 and 2022, respectively. The stock options were fully vested in the second quarter of 2022. There was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible.

Compensation cost related to RSUs totaled $7 and $56 for the three months ended March 31, 2023 and 2022, respectively. Approximately $64 of total unrecognized compensation costs related to non-vested RSUs is expected to be recognized throughout the year.

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

A reconciliation of the weighted average number of common shares outstanding (in thousands) is as follows. The dilutive effect of stock options and RSUs are excluded for periods in which the impact is anti-dilutive and when the Company has a net loss because the impact is also anti-dilutive.

	Three Months Ended March 31,
	2023	2022
Common shares outstanding, beginning of the period	12,797	12,727
Weighted average common shares issued	-	12
Weighted average number of common shares outstanding	12,797	12,739
Dilutive effect of common share equivalents	-	-
Diluted weighted average number of common shares outstanding	12,797	12,739

Common stock equivalents (in thousands) that have been excluded from the calculation of earnings per share because they would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Stock options	138	213
Restricted stock units	38	63

Note 6. Segment Information

We operate in two different segments: household products and health and beauty care products. We have chosen to organize our business around these segments based on differences in the products sold. Accounting policies for our segments are the same as those described in Note 1. We evaluate segment performance based on segment income or loss from operations.

The following provides information on our segments for the three months ended March 31:

	Three Months Ended March 31, 2023
	Household Products	Health and Beauty Care Products	Total
Net sales	$1,975	$1,273	$3,248
(Loss) income from operations	(386)	92	(294)
Depreciation and amortization	130	47	177

	Three Months Ended March 31, 2022
	Household Products	Health and Beauty Care Products	Total
Net sales	$1,987	$1,742	$3,729
Loss from operations	(793)	(8)	(801)
Capital and intangible asset expenditures	113	-	113
Depreciation and amortization	297	155	452

Note 7. Intangible Assets

Intangible assets, which are comprised of our capitalized costs of software obtained for internal-use or are related to our acquisition of our Denorex®, Zincon®, and BIZ® brands, consisted of the following:

	As of March 31, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets:
Trade names	$309	$101	$208	$309	$97	$212
Formulas and batching processes	412	290	122	412	283	129
Internal-use software	898	150	748	898	105	793
Non-compete agreement	33	30	3	33	30	3
	$1,652	$571	$1,081	$1,652	$515	$1,137

Amortization expense for the three months ended March 31, 2023 and 2022 was $56 and $83, respectively.

Estimated amortization expense for 2023 and subsequent years is as follows:

Remainder of 2023	$169
2024	225
2025	224
2026	215
2027	104
Thereafter	144
Total	$1,081

Note 8. Long-Term Debt and Line-of-Credit

UMB Loan Agreement

On July 1, 2020, we entered into a Loan and Security Agreement (as amended, the “UMB Loan Agreement”) with UMB Bank, N.A. (“UMB”). Under the UMB Loan Agreement we obtained a $3,000 term loan, with equal monthly payments fully amortized over three years which was repaid in full in the second quarter of 2022, and a revolving credit facility, with a maximum commitment of $4,000 bearing interest at the one-month term SOFR rate + 6.83% with a floor of 7.75%.

On January 23, 2023, we entered in to the Consent and Seventh Amendment to Loan and Security Agreement, which consents to the sale of Scott's Liquid Gold® Wood Care and Scott's Liquid Gold® Floor restore assets, updates defined terms and financial covenants under the UMB Agreement , and reduces the maximum commitment on the revolving credit facility to $250.

The UMB Loan Agreement was terminated on February 27, 2023 and the revolving credit facility was paid in full on February 28, 2023. The loans were secured by all of the assets of the Company and its subsidiaries. Unamortized loan costs were $0 and $100 as of March 31, 2023 and December 31, 2022, respectively. Amortization of loan costs for the three months ended March 31, 2023 was $100, including $83 that were expensed as a result of the termination of the UMB Loan Agreement. Amortization of loan costs for the three months ended March 31, 2022 was $50.

La Plata Loan Agreement

On November 9, 2021, we entered into a loan and security agreement (as amended, the “La Plata Loan Agreement”) with La Plata Capital, LLC (“La Plata”). Under the La Plata Loan Agreement, we obtained a $2,000 term loan that bears interest at 14% and a $250 term loan that bears interest at 15%, both of which mature on November 9, 2023. Interest-only payments are required on a monthly basis through June 30, 2023, with monthly principal and interest payments of $30K beginning on July 1, 2023. All remaining unpaid principal and interest are fully due on November 9, 2023. We repaid $1,000 of principal against the La Plata Loan Agreement during the first quarter of 2022.

The La Plata Loan Agreement requires compliance with affirmative, negative, and financial covenants, as determined on a monthly basis beginning in June 2023. The La Plata Loan Agreement is secured by all of the assets of the Company and all of its subsidiaries.

As of March 31, 2023, our La Plata term loan had an outstanding balance of $1,220. La Plata unamortized loan costs were $15 and $20 as of March 31, 2023 and December 31, 2022, respectively. Amortization expense for the three months ended March 31, 2023 and 2022 were $5 and $5, respectively.

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

Information related to leases was as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Operating lease information:
Operating lease cost	$101	$100
Operating cash flows from operating leases	100	100
Net assets obtained in exchange for new operating lease liabilities	-	-

Weighted average remaining lease term in years	7.67	8.67
Weighted average discount rate	5.1%	5.1%

Future minimum annual lease payments are as follows:

Remainder of 2023	$305
2024	413
2025	420
2026	427
2027	434
Thereafter	1,305
Total minimum lease payments	$3,304
Less imputed interest	(588)

Total operating lease liability	$2,716

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Condensed Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022. This Item 2 contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected, or implied in the forward-looking statements. Please refer to "Item 1A. Risk Factors" in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Sale of Brands

On January 23, 2023, we sold the Scott's Liquid Gold® Wood Care and Scott's Liquid Gold® Floor Restore product lines to a company that markets and distributes wood care products. On December 15, 2022, we sold the Prell® brand to a company that markets and distributes natural hair and skincare products. We have reflected the operations of Scott's Liquid Gold® and Prell® as discontinued operations for all periods presented.

See Note 3 - “Discontinued Operations” in the Notes to Condensed Consolidated Financial Statements for further information on the sale of both brands.

In conjunction with the sale of the Scott’s Liquid Gold® brand, as discussed below, the Company may continue to use names “Scott’s Liquid Gold” and “SLG” for up to one year following the closing date of the agreement on January 23, 2023. Following this transitional name period, the Company will only be able to use the aforementioned names in connection with retaining records and other historical or archived documents and any use required by or permitted as a fair use or otherwise under applicable law.

Results of Operations

Three months ended March 31, 2023 compared to three months ended March 31, 2022

	Three Months Ended March 31, (in thousands)
			Increase / (Decrease)
	2023	2022	$	%
Net sales	$3,248	$3,729	$(481)	(12.9%)
Cost of sales	1,849	1,886	(37)	(2.0%)
Gross profit	1,399	1,843	(444)	(24.1%)
	43.1%	49.4%
Operating expenses:
Advertising	154	135	19	14.1%
Selling	865	1,625	(760)	(46.8%)
General and administrative	618	791	(173)	(21.8%)
Intangible asset amortization	56	93	(37)	(39.8%)
Total operating expenses	1,693	2,644	(951)	(36.0%)
Loss from operations	(294)	(801)	507	63.3%

Interest expense	(152)	(82)	(70)	(85.4%)
Loss before income taxes and discontinued operations	(446)	(883)	437	49.5%
Income tax benefit	4	-	4	100.0%
Loss from continuing operations	(442)	(883)	441	49.9%
Gain from discontinued operations, net of taxes	811	432	379	87.7%
Net income (loss)	$369	$(451)	$820	181.9%

Our operating results were primarily impacted by the following:

•
Lower sales, gross profits, and gross margin decreased primarily due to the elimination of sales to our exclusive China distributor of Alpha® Skin Care products.
•
Decrease in selling expenses due to the consolidation of third-party logistics partners and implementation of minimum order quantity thresholds with our customers.
•
Decrease in general and administrative due to reductions in personnel and professional related costs.
•
Decrease in intangible asset amortization from impairment of intangible assets in 2022.
•
Increase in interest expense due to the accelerated recognition of unamortized loan costs from the termination of our credit facility with UMB debt payoff in February 2023.
•
Results from discontinued operations, which are disclosed in Note 3 to the Condensed Consolidated Financial Statements.

Segment Results

Household products

The following table shows comparative net sales, gross margin, gross profit, loss from operations, volume, and percentage changes for household products between periods:

	Three Months Ended March 31, (in thousands)
			Increase / (Decrease)
	2023	2022	$	%
Net sales	$1,975	$1,987	$(12)	(0.6%)
Gross profit	$712	$742	$(30)	(4.0%)
Gross margin	36.1%	37.3%
Loss from operations	$(386)	$(793)	$407	51.3%
•
Gross profit and gross margin were lower due to increases in the manufacture and cost of our products that we were not fully able to pass on to our customers.
•
Loss from operations was offset due to decreases in selling expenses and general and administrative costs.

Health and beauty care products

The following table shows comparative net sales, gross margin, gross profit, loss from operations, volume and percentage changes for health and beauty care products between periods:

	Three Months Ended March 31, (in thousands)
			Increase / (Decrease)
	2023	2022	$	%
Net sales	1,273	1,742	(469)	(26.9%)
Gross profit	$687	$1,101	$(414)	(37.6%)
Gross margin	54.0%	63.2%
Income (loss) from operations	$92	$(8)	$100	1,250.0%
•
Lower net sales and gross profits due to the elimination of sales to our exclusive China distributor of Alpha® Skin Care products.
•
Income from operations due to decreases in selling expenses and general and administrative costs.

Liquidity and Capital Resources

Overview

Our primary sources of funds include cash expected to be generated from operations. Our principal uses of cash are to fund planned operating expenditures, interest payments, and principal payments on our debt. Management’s assessment of cash flow forecasts indicate that, absent any other action, the Company likely will require additional liquidity to continue its operations over the next 12 months. Working capital movements are influenced by the sourcing of finished goods inventories.

Financing Agreements

Please see Note 8 to our Condensed Consolidated Financial Statements for information on our La Plata Loan Agreement and UMB Loan Agreement, which was terminated in February 2023.

Liquidity and Changes in Cash Flows

At March 31, 2023, we had approximately $457 in cash on hand, an increase of $408 from December 31, 2022.

The following is a summary of cash provided by or (used in) each of the indicated types of activities:

	Three Months Ended March 31, (in thousands)
			Increase / (Decrease)
	2023	2022	$	%
Operating activities	$756	$(4)	$760	19,000.0%
Investing activities	1,936	(99)	2,035	2,055.6%
Financing activities	(2,284)	(770)	(1,514)	(196.6%)
•
Net cash provided by operating activities was primarily related to conversion of working capital from accounts receivable and offset by investments in finished goods inventories.
•
Net cash provided by investing activities was due to the sale of our Scott's Liquid Gold® brand.
•
Net cash used by financing activities was from repayments and termination of our UMB Loan Agreement and offset by proceeds from our La Plata Loan Agreement.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists.

Primarily due to a decline in net sales, disruption of our international sales to China, and increases in costs associated with the manufacture and distribution of our products, the Company has sustained significant losses from operations in several reporting periods since 2019. All proceeds from the sale of our Scott's Liquid Gold brand in January 2023 were used to reduce outstanding debt. In February 2023, the Company terminated its Loan and Security Agreement with UMB Bank, N.A, and repaid its revolving credit facility in full. The Company’s debt agreement with La Plata Capital, LLC matures on November 9, 2023. Management’s assessment of cash flow forecasts indicate that, absent any other action, the Company likely will require additional liquidity to continue its operations over the next 12 months.

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

The Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2023, we conducted an evaluation, under the supervision and with the participation of our President and Chief Financial Officers of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and subsequent quarterly reports on Form 10-Q, which could materially affect our business, financial condition, or future results.

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

Date: May 8, 2023