Form 10-Q
period 2023-06-30
Scott's Liquid Gold - Inc.
filed 2023-08-14
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 11, 2023, the registrant had 12,997,423 shares of its common stock, $0.10 par value per share, outstanding.

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
•
disruptions or inefficiencies in the supply chain;
•
dependence on third-party vendors and on sales to major customers;
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
•
the risk that we may not be able to remediate the existing material weakness related to our finance department lacking a sufficient number of trained professionals with technical accounting expertise to process and account for complex, non-routine transactions in accordance with GAAP and develop and maintain effective internal controls over financial reporting;
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

PART I

ITEM 1. FINANCIAL STATEMENTS.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales	$1,538	$1,120	$3,268	$2,928
Cost of sales	824	737	1,826	1,599
Gross profit	714	383	1,442	1,329

Operating expenses:
Advertising	120	174	275	326
Selling	574	867	1,146	1,970
General and administrative	638	776	1,255	1,561
Intangible asset amortization	51	103	101	226
Impairment of goodwill and intangible assets	-	3,589	-	3,589
Total operating expenses	1,383	5,509	2,777	7,672
Loss from operations	(669)	(5,126)	(1,335)	(6,343)

Interest expense	(6)	(18)	(113)	(57)
Loss before income taxes and discontinued operations	(675)	(5,144)	(1,448)	(6,400)
Income tax expense	(6)	(52)	(2)	(52)
Loss from continuing operations	(681)	(5,196)	(1,450)	(6,452)
Income from discontinued operations, net of taxes	228	863	1,366	1,668
Net loss	$(453)	$(4,333)	$(84)	$(4,784)

Basic and diluted net income (loss) per common shares:
Loss from continuing operations	$(0.05)	$(0.41)	$(0.11)	$(0.51)
Income from discontinued operations	$0.02	$0.07	$0.11	$0.13
Net loss	$(0.03)	$(0.34)	$-	$(0.38)

Weighted average shares outstanding:
Basic and diluted	12,908	12,749	12,853	12,745

See accompanying notes to these Condensed Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except par value amounts)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash	$608	$49
Accounts receivable, net	1,182	1,833
Inventories	523	1,097
Income taxes receivable	-	239
Prepaid expenses	304	243
Assets held for sale	2,280	2,591
Assets of discontinued operations	-	1,235
Total current assets	4,897	7,287

Intangible assets, net	805	906
Operating lease right-of-use assets	2,364	2,491
Other assets	45	47
Total assets	$8,111	$10,731

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,325	$1,407
Accrued expenses	107	311
Current portion of long-term debt, net of debt issuance costs	1,210	3,384
Operating lease liabilities, current portion	280	270
Total current liabilities	2,922	5,372

Operating lease liabilities, net of current	2,369	2,512
Other liabilities	27	27
Total liabilities	5,318	7,911

Shareholders’ equity:
Preferred Stock, no par value, authorized 20,000 shares; no shares issued and outstanding	-	-
Common Stock; $0.10 par value, authorized 50,000 shares; issued and outstanding 12,997 shares (2023) and 12,797 shares (2022)	1,300	1,280
Capital in excess of par	7,949	7,912
Accumulated deficit	(6,456)	(6,372)
Total shareholders’ equity	2,793	2,820
Total liabilities and shareholders’ equity	$8,111	$10,731

See accompanying notes to these Condensed Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Capital in Excess of Par	(Accumulated Deficit) Retained Earnings	Total
Balance, December 31, 2022	12,797	$1,280	$7,912	$(6,372)	$2,820
Stock-based compensation	-	-	7	-	7
Net income	-	-	-	369	369
Balance, March 31, 2023 (Unaudited)	12,797	1,280	7,919	(6,003)	3,196
Stock-based compensation	200	20	30	-	50
Net loss	-	-	-	(453)	(453)
Balance, June 30, 2023 (Unaudited)	12,997	$1,300	$7,949	$(6,456)	$2,793

Balance, December 31, 2021	12,727	$1,273	$7,789	$2,479	$11,541
Stock-based compensation	-	-	35	-	35
Net loss	-	-	-	(451)	(451)
Restricted stock unit vesting	22	2	26	-	28
Balance, March 31, 2022 (Unaudited)	12,749	1,275	7,850	2,028	11,153
Stock-based compensation	-	-	22	-	22
Net loss	-	-	-	(4,333)	(4,333)
Balance, June 30, 2022 (Unaudited)	12,749	$1,275	$7,872	$(2,305)	$6,842

See accompanying notes to these Condensed Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(84)	$(4,784)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	224	339
Gain on disposal of discontinued operations	(787)	-
Stock-based compensation	57	85
Impairment of goodwill and intangible assets	-	3,589
Change in operating assets and liabilities:
Accounts receivable	651	1,823
Inventories	958	(165)
Prepaid expenses and other assets	(59)	143
Income taxes receivable	239	45
Accounts payable, accrued expenses, and other liabilities	(292)	(609)
Total adjustments to net loss	991	5,250
Net cash provided by operating activities	907	466

Cash flows from investing activities:
Proceeds from sale of discontinued operations	1,936	-
Purchase of software	-	(142)
Net cash provided by (used in) investing activities	1,936	(142)

Cash flows from financing activities:
Proceeds from term loans	250	-
Repayments of term loans	(30)	(2,000)
Proceeds from revolving credit facility	2,795	14,737
Repayments of revolving credit facility	(5,299)	(14,015)
Net cash used in financing activities	(2,284)	(1,278)

Net increase (decrease) in cash and restricted cash	559	(954)

Cash, beginning of period	49	1,270
Cash, end of period	$608	$316

Supplemental disclosures:
Cash paid during the period for interest	$109	$170

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

Closed in July 2023 and effective June 30, 2023, we entered into a purchase agreement with a buyer, pursuant to which we agreed to sell all of our right, title and interest in and to certain assets of the Alpha® Skin Care brand (the "Alpha Purchase Agreement"). The transactions contemplated by the Alpha Purchase Agreement are subject to customary conditions and closing deliveries by both Neoteric and the Alpha Buyer. The assets of Alpha® are classified as assets held for sale as of June 30, 2023 and December 31, 2022, and their operations have been classified as income from discontinued operations for all periods presented. The Alpha product line was previously classified under our health and beauty care products segment. See Note 3 for further information.

Closed in July 2023 and effective June 30, 2023, we entered into a purchase agreement with a buyer, pursuant to which we agreed to sell all of our right, title and interest in and to certain assets of the BIZ® brand. The assets of BIZ® are classified as assets held for sale as of June 30, 2023 and December 31, 2022, and their operations have been classified as income from discontinued operations for all periods presented. The BIZ® product line was previously classified under our household products segment. See Note 3 for further information.

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

On December 15, 2022, we entered into an asset purchase agreement with a buyer, pursuant to which we agreed to sell all of our right, title and interest in and to certain assets of the Prell® product line. We have reflected the operations of the Prell® product line as discontinued operations for all periods presented, which was previously classified under our health and beauty care products segment. See Note 3 for further information.

(c) Basis of Presentation

The unaudited Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statements of Cash Flows included in this Report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2023 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the period ended June 30, 2023 are not necessarily indicative of the operating results for the full year and are unaudited. Certain prior year amounts have been reclassified to conform to the current period presentation.

(d) Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts in our financial statements of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, the realization of deferred tax assets, reserves for slow moving and obsolete inventory, customer returns and allowances, intangible asset useful lives and amortization method, operating lease right-of-use assets and operating lease liabilities, and stock-based compensation. Actual results could differ from our estimates.

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

(f) Assets Held for Sale and Discontinued Operations

Assets classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell and are not depreciated or amortized. Fair value is determined based on the total consideration expected to be received by the Company. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value of the disposal group. When the net realizable value of a disposal group increases during a period, a gain can be recognized to the extent that it does not increase the value of the disposal group beyond its original carrying value when the disposal group was reclassified as held for sale. Disposal groups that meet the discontinued operations criteria by the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 205-20-45 are classified as discontinued operations and are excluded from continuing operations and segment results for all periods presented.

(g) Leases

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

(h) Intangible Assets

Intangible assets with finite lives, such as trade names, and formulas, are amortized over their estimated useful lives, generally ranging from 10 to 15 years. Amortization expense related to intangible assets is included in Operating Expenses on the Condensed Consolidated Statement of Operations.

Internal-use software costs recognized as an intangible asset relates to capitalizable costs of computer software obtained for internal-use as defined by ASC 350-40-30-1. All other internal-use software costs are expensed as incurred by the Company. Amortization will be recorded over the estimated useful life of the software once the software is ready for its intended use and placed into service. In the second quarter of 2022, our internal-use software was implemented for its intended use. The estimated useful life for internal-use software is five years and will be periodically reassessed based on considerations for obsolescence, technology, competition, and other economic factors.

(i) Financial Instruments

Financial instruments which potentially subject us to concentrations of credit risk include cash and accounts receivable. We maintain our cash balances in the form of bank demand deposits with financial institutions that we believe are creditworthy. Historically, we have maintained balances in various operating accounts in excess of federally insured limits. We establish an allowance for doubtful accounts, which is generally not material to our financial statements, based upon factors surrounding the credit risk of specific customers, historical trends and other information. We have no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

The recorded amounts for cash, receivables, other current assets, accounts payable, and accrued expenses approximate fair value due to the short-term nature of these financial instruments.

(j) Income Taxes

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

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three and six months ended June 30, 2023 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to valuation allowance. The effective tax rate for the six months ended June 30, 2023 and 2022 was 0.1% and 0.0% respectively.

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

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to realize deferred tax assets. Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability. Accordingly, a valuation allowance has been recorded against the Company’s net deferred tax assets as of June 30, 2023, and December 31, 2022.

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

Customer allowances for trade promotions and allowance for doubtful accounts are included in net accounts receivable on the Condensed Consolidated Balance Sheets and were as follows:

	June 30, 2023	December 31, 2022
Trade promotions	$141	$361
Allowance for doubtful accounts	36	59
	$177	$420

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

(n) Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, repairs, maintenance, and other indirect costs, as well as warehousing and distribution costs. We classify freight-out as selling expenses. Other selling expenses consist primarily of costs for sales and sales support personnel, brokerage commissions, and promotional costs. Freight-out costs included in selling expenses totaled $112 and $158 for the three months ended June 30, 2023 and 2022, respectively, and totaled $199 and $461 for the six months ended June 30, 2023 and 2022, respectively.

General and administrative expenses consist primarily of wages and benefits associated with management and administrative support departments, business insurance costs, professional fees, office facility related expenses, and other general support costs.

(o) Supplier Finance Programs

During 2022, we entered into an agreement with a third-party financial institution and an agreement with an insurance agency which allows us to obtain extended payment terms for our insurance policies. The insurance policies can be canceled by the Company at any time with 10 days’ notice. The financial institution may cancel this agreement after providing 10 days’ notice if the Company does not pay any installment payment according to the terms of the agreement. We do not provide any forms of guarantees under these agreements. Payments of our obligations are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. Outstanding confirmed amounts are $73 and $218 as of June 30, 2023 and December 31, 2022, respectively, which will be recognized on the Condensed Consolidated Financial Statements as payments are due.

Note 2. Liquidity

Primarily due to a decline in net sales, disruption of our international sales to China, and increases in costs associated with the manufacture and distribution of our products, the Company has sustained significant losses from operations in several reporting periods since 2019. Absent any other action, the Company previously believed it would require additional liquidity to continue its operations over the next 12 months.

Due to the sales of our BIZ® and Alpha® brands as disclosed in Note 3 to the Condensed Consolidated Financial Statements, which generated $3,700 of cash in July and August 2023, we have fully repaid all long-term debt as of July 2023. While, absent any other actions, our operating activities are still expected to result in negative cash flows, we now expect to have enough liquidity to finance operations for the next 12 months. Management has recently implemented actions to reduce the Company’s operating expenses through asset sales, consolidation of vendors, and personnel reductions. To further reduce operating losses, the Company is considering additional various strategic actions including asset sales, obtaining additional debt or equity financing (potentially in conjunction with acquisitions), workforce reduction, deferring or eliminating certain capital expenditures, and further reduction of other operating expenses to ensure alignment with customer demand in order to address long-term liquidity needs and pursue its business plan. The Company expects that these strategic actions will further reduce expenses and provide required liquidity for ongoing operations.

Note 3. Divestitures

Alpha® Skin Care

Closed in July 2023 and effective June 30, 2023, we entered into a purchase agreement with a buyer, pursuant to which we agreed to sell all of our right, title and interest in and to certain assets of the Alpha® Skin Care brand. The transactions contemplated by the Alpha® Purchase Agreement were subject to customary conditions and closing deliveries by both the Company and the buyer and was consummated on July 31, 2023. The Company received payments of $2,500 and $200 in July 2023 and August 2023, respectively, representing total consideration for the sale of the Alpha Skin Care brand in the amount of $2,700 and an estimated gain on the sale of assets of $1,585 that will be recognized in the third quarter of 2023. The assets of Alpha® are classified as assets held for sale as of June 30, 2023 and December 31, 2022, and their operations have been classified as income from discontinued operations for all periods presented.

BIZ®

Closed in July 2023 and effective June 30, 2023, we entered into a purchase agreement with a buyer, pursuant to which we agreed to sell all of our right, title and interest in and to certain assets of the BIZ® brand. The transactions contemplated by the BIZ® Purchase Agreement were consummated on July 7, 2023. The total consideration paid to us was $1,000, plus an amount equal to the value of the BIZ® inventory, valued at $946 as of the effective date of the agreement, subject to post-close adjustment. The estimated gain on the sale of assets is $787 and will be recognized in the third quarter of 2023. The assets of BIZ® are classified as assets held for sale as of June 30, 2023 and December 31, 2022, and their operations have been classified as income from discontinued operations for all periods presented.

Scott's Liquid Gold Wood® Care and Scott's Liquid Gold® Floor Restore

On January 23, 2023, we entered into an asset purchase agreement with a buyer, pursuant to which we agreed to sell all of our right, title and interest in and to certain assets of the Scott's Liquid Gold® Wood Care and Scott's Liquid Gold® Floor Restore product lines. The total consideration paid to us was $800, plus an amount equal to the value of the Scott's Liquid Gold® Wood Care and Scott's Liquid Gold® Floor Restore inventory of $1,136, subject to post-close adjustment. Additionally, the buyer will pay a royalty equal to 2% of gross sales for two years after the closing date (the "Scott's Liquid Gold® Royalty"). The Scott's Liquid Gold® Royalty resulted in recognition of a gain upon the sale of assets. Because the Scott's Liquid Gold® Royalty is variable consideration and is contingent on the outcome of future events that are largely outside of the Company’s control, the variable consideration from the Scott's Liquid Gold® Royalty has been fully constrained and no amount is included in the results from discontinued operations. Consideration for the Scott's Liquid Gold® Royalty is to be recognized as received from the buyer. The constraint on the variable consideration will be reassessed at each subsequent reporting period. We have reflected the operations of the Scott's Liquid Gold® product lines as discontinued operations.

Prell®

On December 15, 2022, we entered into an asset purchase agreement with a buyer, pursuant to which we agreed to sell to all of our right, title and interest in and to certain assets of the Prell® product line. The total consideration paid to us was $150, plus an amount equal to the value of the Prell® inventory of $330, subject to post-close adjustment. Additionally, the buyer will pay a royalty equal to 3% of collections on net sales for four years after the closing date (the “Prell® Royalty”). The Prell® Royalty resulted in recognition of a gain upon the sale of assets. For the six months ended June 30, 2023 there were no changes in the assessment of the Prell® Royalty, which will continue to be recognized as received from the buyer. The constraint on the variable consideration will be reassessed at each subsequent reporting period. We have reflected the operations of the Prell® product line as discontinued operations.

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

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Loss from Discontinued Operations in the Condensed Consolidated Statements of Operations for the three and six months ended June 30:

	Three Months Ended June 30, 2023
	Alpha®	BIZ®	Prell®	Scott's Liquid Gold®	Total
Net sales	$514	$1,011	$-	$-	$1,525
Cost of sales	209	732	-	-	941
Gross profit	305	279	-	-	584

Operating expenses:
Selling	80	204	-	-	284
General and administrative	10	12	-	-	22
Intangible asset amortization	-	6	-	-	6
Operating income from discontinued operations	215	57	-	-	272

Interest expense	-	(44)	-	-	(44)
Income from discontinued operations	$215	$13	$-	$-	$228

	Three Months Ended June 30, 2022
	Alpha®	BIZ®	Prell®	Scott's Liquid Gold®	Total
Net sales	$1,057	$1,363	$753	$1,090	$4,263
Cost of sales	401	952	470	548	2,371
Gross profit	656	411	283	542	1,892

Operating expenses:
Selling	169	328	202	200	899
Intangible asset amortization	-	6	12	-	18
Operating income from discontinued operations	487	77	69	342	975

Interest expense	-	(44)	(14)	(54)	(112)
Income from discontinued operations	$487	$33	$55	$288	$863

	Six Months Ended June 30, 2023
	Alpha®	BIZ®	Prell®	Scott's Liquid Gold®	Total
Net sales	$879	$2,164	$-	$187	$3,230
Cost of sales	278	1,510	-	95	1,883
Gross profit	601	654	-	92	1,347

Operating expenses:
Selling	141	437	-	28	606
General and administrative	10	12	-	22	44
Intangible asset amortization	-	12	-	-	12
Operating income from discontinued operations	450	193	-	42	685

Interest expense	-	(88)	-	(18)	(106)
Gain on sale of discontinued operations	-	-	-	787	787
Income from discontinued operations	$450	$105	$-	$811	$1,366

	Six Months Ended June 30, 2022
	Alpha®	BIZ®	Prell®	Scott's Liquid Gold®	Total
Net sales	$1,917	$2,423	$1,591	$2,313	$8,244
Cost of sales	684	1,707	966	1,022	4,379
Gross profit	1,233	716	625	1,291	3,865

Operating expenses:
Selling	280	677	492	489	1,938
Intangible asset amortization	-	12	24	-	36
Operating income from discontinued operations	953	27	109	802	1,891

Interest expense	-	(88)	(27)	(108)	(223)
Income (loss) from discontinued operations	$953	$(61)	$82	$694	$1,668

There were no capital expenditures or significant operating and investing noncash items related to discontinued operations during the six months ended June 30, 2023 and 2022, respectively.

Reconciliation of Major Classes of Assets of the Discontinued Operations to Amounts Presented Separately in the Consolidated Balance Sheets as of:

	June 30, 2023	December 31, 2022
Assets
Inventories	$-	$1,235

All assets in the above table are related to the discontinued operations of Scott's Liquid Gold®. There were no assets of discontinued operations related to Prell®, BIZ®, and Alpha® as of June 30, 2023 and December 31, 2022, respectively.

Assets Held for Sale

The following tables set forth the assets held for sale as of:

	June 30, 2023
	BIZ®	Alpha®	Total
Assets
Current assets:
Inventories	$946	$1,115	$2,061

Intangible assets, net	219	-	219
Assets held for sale	$1,165	$1,115	$2,280

	December 31, 2022
	BIZ®	Alpha®	Total
Assets
Current assets:
Inventories	$1,092	$1,268	$2,360

Intangible assets, net	231	-	231
Assets held for sale	$1,323	$1,268	$2,591

We measured the assets held for sale at the lower of their carrying value or fair value less costs to sell. We did not record any impairment charges in the second quarter of 2023.

Note 4. Stock-Based Compensation

On May 11, 2023, we granted 200 shares of restricted stock to two directors all of which vested on the grant date with a fair value of $40.

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

Compensation cost related to stock options totaled $0 and $10 in the six months ended June 30, 2023 and 2022, respectively. The stock options were fully vested in the second quarter of 2022. There was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible.

Compensation cost related to RSUs totaled $57 and $76 for the six months ended June 30, 2023 and 2022, respectively. Approximately $54 of total unrecognized compensation costs related to non-vested RSUs is expected to be recognized over the next three years.

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

A reconciliation of the weighted average number of common shares outstanding (in thousands) is as follows. The dilutive effect of stock options and RSUs is excluded for periods in which the impact is anti-dilutive and when the Company has a net loss because the impact is also anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common shares outstanding, beginning of the period	12,797	12,749	12,797	12,727
Weighted average common shares issued	111	-	56	18
Weighted average number of common shares outstanding	12,908	12,749	12,853	12,745
Dilutive effect of common share equivalents	-	-	-	-
Diluted weighted average number of common shares outstanding	12,908	12,749	12,853	12,745

Common stock equivalents (in thousands) that have been excluded from the calculation of earnings per share because they would have been anti-dilutive are as follows:

	Three Months and Six Months Ended June 30,
	2023	2022
Stock options	60	213
Restricted stock units	31	104

Note 6. Segment Information

We operate in two different segments: household products and health and beauty care products. We have chosen to organize our business around these segments based on differences in the products sold. Accounting policies for our segments are the same as those described in Note 1. We evaluate segment performance based on segment income or loss from operations.

The following provides information on our segments for the three and six months ended June 30:

	Three Months Ended June 30, 2023
	Household Products	Health and Beauty Care Products	Total
Net sales	$847	$691	$1,538
Loss from operations	(527)	(142)	(669)
Capital and intangible asset expenditures	-	-	-
Depreciation and amortization	56	6	62

	Three Months Ended June 30, 2022
	Household Products	Health and Beauty Care Products	Total
Net sales	$692	$428	$1,120
Loss from operations	(4,567)	(559)	(5,126)
Capital and intangible asset expenditures	43	-	43
Depreciation and amortization	148	27	175

	Six Months Ended June 30, 2023
	Household Products	Health and Beauty Care Products	Total
Net sales	$1,669	$1,599	$3,268
Loss from operations	(1,049)	(286)	(1,335)
Capital and intangible asset expenditures	-	-	-
Depreciation and amortization	213	11	224

	Six Months Ended June 30, 2022
	Household Products	Health and Beauty Care Products	Total
Net sales	$1,619	$1,309	$2,928
Loss from operations	(5,313)	(1,030)	(6,343)
Capital and intangible asset expenditures	142	-	142
Depreciation and amortization	287	52	339

Note 7. Intangible Assets

Intangible assets, which are comprised of our capitalized costs of software obtained for internal-use or are related to our acquisition of our Denorex® brand, consisted of the following:

	As of June 30, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets:
Trade names	$159	$100	$59	$159	$97	$62
Formulas and batching processes	333	290	43	333	282	51
Internal-use software	898	195	703	898	105	793
Non-compete agreement	30	30	-	30	30	-
	$1,420	$615	$805	$1,420	$514	$906

Amortization expense for the three months ended June 30, 2023 and 2022 was $51 and $103, respectively. Amortization expense for the six months ended June 30, 2023 and 2022 was $101 and $226, respectively.

Estimated amortization expense for 2023 and subsequent years is as follows:

Remainder of 2023	$100
2024	201
2025	201
2026	192
2027	81
Thereafter	30
Total	$805

Note 8. Long-Term Debt

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

The UMB Loan Agreement was terminated on February 27, 2023 and the revolving credit facility was paid in full on February 28, 2023. The loans were secured by all of the assets of the Company and its subsidiaries. Unamortized loan costs were $0 and $100 as of June 30, 2023 and December 31, 2022, respectively. Amortization of loan costs for the six months ended June 30, 2023 was $100, including $83 that were expensed as a result of the termination of the UMB Loan Agreement. Amortization of loan costs for the six months ended June 30, 2022 was $99.

La Plata Loan Agreement

On November 9, 2021, we entered into a loan and security agreement (as amended, the “La Plata Loan Agreement”) with La Plata Capital, LLC (“La Plata”). Under the La Plata Loan Agreement, we obtained a $2,000 term loan that bears interest at 14% and a $250 term loan that bears interest at 15%. We repaid $1,000 of principal against the La Plata Loan Agreement during the first quarter of 2022.

Unamortized loan costs were $9 and $20 as of June 30, 2023 and December 31, 2022, respectively. Amortization of loan costs for the six months ended June 30, 2023 and 2022 were $11, respectively.

On July 7, 2023, the La Plata term loans were paid in full and the La Plata Loan Agreement was terminated.

Note 9. Leases

We have entered into a lease for our corporate headquarters with a remaining lease term of 7 years. This lease includes both lease and nonlease components, which are accounted for as a single lease component as we have elected the practical expedient to combine these components for all leases. As this lease does not provide an implicit rate, we calculated the right-of-use assets and lease liabilities using our secured incremental borrowing rate at the lease commencement date. We currently do not have any finance leases outstanding.

Information related to leases was as follows:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Operating lease information:
Operating lease cost	$101	$203
Operating cash flows from operating leases	101	203
Net assets obtained in exchange for new operating lease liabilities	-	-

Weighted average remaining lease term in years	7.42	7.42
Weighted average discount rate	5.1%	5.1%

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating lease information:
Operating lease cost	$100	$200
Operating cash flows from operating leases	100	200
Net assets obtained in exchange for new operating lease liabilities	-	-

Weighted average remaining lease term in years	8.42	8.42
Weighted average discount rate	5.1%	5.1%

Future minimum annual lease payments are as follows:

Remainder of 2023	$203
2024	413
2025	420
2026	427
2027	434
Thereafter	1,305
Total minimum lease payments	$3,202
Less imputed interest	(553)

Total operating lease liability	$2,649

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

Primarily due to a decline in net sales, disruption of our international sales to China, and increases in costs associated with the manufacture and distribution of our products, the Company has experienced negative cash flows from operations for several reporting periods. In efforts to improve our financial position and liquidity, the Company has pursued asset sales of certain brands where management has determined that the brand(s) are not aligned with our long-term goals for growth and profitability. The Company will continue to consider a wide range of options, including one or more of the following: the sale of additional brands; a sale, merger, or other strategic transaction involving the entire company; acquisitions of other brands or companies; issuance of additional debt or equity; and continuing to operate as a public, independent company.

Divestitures

Closed in July 2023 and effective June 30, 2023, we sold the Alpha® Skin Care product line to a company that markets and distributes skin care products. Closed in July 2023 and effective June 30, 2023, we sold the BIZ® product line to a company that markets and distributes laundry products. The assets of Alpha® and BIZ® are classified as assets held for sale as of June 30, 2023 and December 31, 2022, and their operations have been classified as income from discontinued operations for all periods presented. On January 23, 2023, we sold the Scott's Liquid Gold® Wood Care and Scott's Liquid Gold® Floor Restore product lines to a company that markets and distributes wood care products. On December 15, 2022, we sold the Prell® brand to a company that markets and distributes natural hair and skincare products. We have reflected the operations of Scott's Liquid Gold® and Prell® as discontinued operations for all periods presented.

See Note 3 - “Discontinued Operations and Assets Held for Sale” in the Notes to Condensed Consolidated Financial Statements for further information on the sale of these brands.

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

Results of Operations

Three months ended June 30, 2023 compared to three months ended June 30, 2022

	Three Months Ended June 30, (in thousands)
			Increase / (Decrease)
	2023	2022	$	%
Net sales	$1,538	$1,120	$418	37.3%
Cost of sales	824	737	87	11.8%
Gross profit	714	383	331	86.4%
Gross margin	46.4%	34.2%

Operating expenses:
Advertising	120	174	(54)	(31.0%)
Selling	574	867	(293)	(33.8%)
General and administrative	638	776	(138)	(17.8%)
Intangible asset amortization	51	103	(52)	(50.5%)
Impairment of goodwill and intangible assets	-	3,589	(3,589)	(100.0%)
Total operating expenses	1,383	5,509	(4,126)	(74.9%)
Loss from operations	(669)	(5,126)	4,457	86.9%

Interest expense	(6)	(18)	12	66.7%
Loss before income taxes and discontinued operations	(675)	(5,144)	4,469	86.9%
Income tax expense	(6)	(52)	46	88.5%
Loss from continuing operations	(681)	(5,196)	4,515	86.9%
Income from discontinued operations	228	863	(635)	(73.6%)
Net loss	$(453)	$(4,333)	$3,880	89.5%

Our operating results were primarily impacted by the following:

•
Increases in net sales, cost of sales, and gross profit are due to increased distribution of our products sold at existing and certain new customers.
•
Decrease in selling expenses is primarily due to lower logistics and warehousing costs from a consolidation of our third-party logistics partners, and a reduction in personnel costs related to asset divestitures.
•
Decreased general and administrative costs primarily due to a reduction in legal and professional fees, lower bank charges from the termination of our UMB Loan Agreement, and reduced personnel costs.
•
Decreased intangible asset amortization from reduced carrying amounts related to impairments recognized in 2022.
•
Results from discontinued operations, which are disclosed in Note 3 to the Condensed Consolidated Financial Statements.

Segment Results

Household products

The following table shows comparative net sales, gross margin, gross profit, income or loss from operations, volume, and percentage changes for household products between periods:

	Three Months Ended June 30, (in thousands)
			Increase / (Decrease)
	2023	2022	$	%
Net sales	$847	$692	$155	22.4%
Gross profit	$392	$186	$206	110.8%
Gross margin	46.3%	26.9%
Loss from operations	$(527)	$(4,567)	$4,040	88.5%
•
Net sales and gross profit increased due to additional sales of Kids N Pets® and Messy Pet® products to existing customers.
•
Loss from operations improved primarily due to decreased selling expenses from the consolidation of our third-party logistics partners. Our loss from operations in the second quarter of 2022 was impacted by the impairment of goodwill and intangible assets associated with our All-Purpose reporting unit.

Health and beauty care products

The following table shows comparative net sales, gross margin, gross profit, income or loss from operations, volume and percentage changes for health and beauty care products between periods:

	Three Months Ended June 30, (in thousands)
			Increase / (Decrease)
	2023	2022	$	%
Net sales	$691	$428	$263	61.4%
Gross profit	$322	$197	$125	63.6%
Gross margin	46.7%	46.0%
Loss from operations	$(142)	$(559)	$417	74.6%
•
Net sales and gross profits increased due to additional sales of Denorex® to existing customers as well as sales growth to certain new customers.
•
Income from operations resulted from decreased selling expenses from the consolidation of our third-party logistics partners as well as a reduction in personnel costs.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

	Six Months Ended June 30, (in thousands)
			Increase / (Decrease)
	2023	2022	$	%
Net sales	$3,268	$2,928	$340	11.6%
Cost of sales	1,826	1,599	227	14.2%
Gross profit	1,442	1,329	113	8.5%
Gross margin	44.1%	45.4%

Operating expenses:
Advertising	275	326	(51)	(15.6%)
Selling	1,146	1,970	(824)	(41.8%)
General and administrative	1,255	1,561	(306)	(19.6%)
Intangible asset amortization	101	226	(125)	(55.3%)
Impairment of goodwill and intangible assets	-	3,589	(3,589)	(100.0%)
Total operating expenses	2,777	7,672	(4,895)	(63.8%)
Loss from operations	(1,335)	(6,343)	5,008	79.0%

Interest expense	(113)	(57)	(56)	(98.2%)
Loss before income taxes and discontinued operations	(1,448)	(6,400)	4,952	77.4%
Income tax expense	(2)	(52)	50	96.2%
Loss from continuing operations	(1,450)	(6,452)	5,002	77.5%
Income from discontinued operations	1,366	1,668	(302)	(18.1%)
Net loss	$(84)	$(4,784)	$4,700	98.2%

Our operating results were primarily impacted by the following:

•
Increases in net sales, cost of sales, and gross profit are due to increased distribution of our products sold at existing and certain new customers.
•
Decrease in selling expenses is primarily due to lower logistics and warehousing costs from a consolidation of our third-party logistics partners, and a reduction in personnel costs related to asset divestitures.
•
Decreased general and administrative costs primarily due to a reduction in legal and professional fees, lower bank charges from the termination of our UMB Loan Agreement, and reduced personnel costs.
•
Decreased intangible asset amortization from reduced carrying amounts related to impairments recognized in 2022.
•
Results from discontinued operations, which are disclosed in Note 3 to the Condensed Consolidated Financial Statements.

Segment Results

Household products

The following table shows comparative net sales, gross margin, gross profit, income or loss from operations, volume, and percentage changes for household products between periods:

	Six Months Ended June 30, (in thousands)
			Increase / (Decrease)
	2023	2022	$	%
Net sales	$1,669	$1,619	$50	3.1%
Gross profit	$728	$624	$104	16.7%
Gross margin	43.6%	38.5%
Loss from operations	$(1,049)	$(5,313)	$4,264	80.3%
•
Net sales and gross profit increased due to additional sales of Kids N Pets® and Messy Pet® products to existing customers. Gross margins improved due to impairments of inventories that occurred during the second quarter of 2022.
•
Loss from operations improved primarily due to decreased selling expenses from the consolidation of our third-party logistics partners. Our loss from operations in the second quarter of 2022 was impacted by the impairment of goodwill and intangible assets associated with our All-Purpose reporting unit.

Health and beauty care products

The following table shows comparative net sales, gross margin, gross profit, income or loss from operations, volume and percentage changes for health and beauty care products between periods:

	Six Months Ended June 30, (in thousands)
			Increase / (Decrease)
	2023	2022	$	%
Net sales	$1,599	$1,309	290	22.1%
Gross profit	$714	$705	$9	1.2%
Gross margin	44.6%	53.9%
Loss from operations	$(286)	$(1,030)	$744	72.2%
•
Net sales increased due to additional sales of Denorex® to existing customers as well as sales growth to certain new customers. Gross margin decreased due to rising costs of products, inventory impairments, and the sales mix of products sold to certain customers.
•
Loss from operations resulted from decreased selling expenses from the consolidation of our third-party logistics partners as well as a reduction in personnel costs.

Liquidity and Capital Resources

Overview

Our primary sources of funds include cash expected to be generated from operations and sale of brands. Our principal uses of cash are to fund planned operating expenditures. Working capital movements are influenced by the sourcing of materials related to the production of products.

Financing Agreements

Please see Note 8 to our Condensed Consolidated Financial Statements for information on our La Plata Loan Agreement, which was terminated in July 2023, and our UMB Loan Agreement, which was terminated in February 2023.

Liquidity and Changes in Cash Flows

At June 30, 2023, we had approximately $608 in cash on hand, an increase of $559 from December 31, 2022.

The following is a summary of cash provided by or (used in) each of the indicated types of activities:

	Six Months Ended June 30, (in thousands)
			Increase / (Decrease)
	2023	2022	$	%
Operating activities	$907	$466	$441	94.6%
Investing activities	1,936	(142)	2,078	1,463.4%
Financing activities	(2,284)	(1,278)	(1,006)	(78.7%)
•
Net cash provided by operating activities was primarily related to conversion of working capital from accounts receivable and inventories.
•
Net cash provided by investing activities was due to the sale of our Scott's Liquid Gold® brand.
•
Net cash used in financing activities was from repayments and termination of our UMB Loan Agreement and offset by proceeds from our La Plata Loan Agreement.

The cash received from the sales of our BIZ® and Alpha® Skin Care brands in July and August 2023 was $3,700 and was partially used to pay off and terminate our La Plata Loan Agreement. While we believe that our current cash reserves represent sufficient cash flows to fund our operations, our liquidity has been affected by inflationary pressures at our customers which have caused sales decreases and higher costs on materials, logistics, and other purchases. We expect that our current cash reserves will be sufficient to meet operational cash needs during the next twelve months, but further economic impacts to our sales to customers or supply chain disruptions in the short-term could impact our liquidity.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2023, we conducted an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023 due to a material weakness in our internal controls resulting from our finance department not being able to process and account for complex, non-routine transactions in accordance with GAAP. Management concluded that we lack a sufficient number of trained professionals with technical accounting expertise to process and account for complex and non-routine transactions.

Remediation Plan

We are committed to maintaining a strong internal control environment and we are developing a remediation plan designed to help ensure that this material weakness is remediated as soon as possible, by establishing internal control(s) to identify complex, non-routine accounting transactions and engaging the assistance of accounting expert(s) as needed to assist in the accounting and reporting of these transactions.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As disclosed in Part I, Item 4, “Disclosure Controls and Procedures,” we have identified a material weakness in our controls related to our finance department lacking a sufficient number of trained professionals with technical accounting expertise to process and account for complex, non-routine transactions in accordance with GAAP as of June 30, 2023.

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

ITEM 6. EXHIBITS

Exhibit Number	Document
10.1	Restricted Stock Award Agreement, dated May 15, 2023, between Scott's Liquid Gold-Inc. and Daniel Roller
10.2	Asset Purchase Agreement, by and among the Company, SLG Chemicals, Inc. and Commercial Brands LLC, dated June 30, 2023
10.3	Asset Purchase Agreement, by and among the Company, Neoteric Cosmetics, Inc. and Alpha Skin LLC dated June 30, 2023
31.1	Rule 13a-14(a) Certification of the President.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certification.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: August 14, 2023