Form 10-Q
period 2023-09-30
Scott's Liquid Gold - Inc.
filed 2023-11-07
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, the registrant had 12,999,790 shares of its common stock, $0.10 par value per share, outstanding.

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
•
the risk that we may not be able to remediate the existing material weakness and develop and maintain effective internal controls over financial reporting;
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

PART I

ITEM 1. FINANCIAL STATEMENTS.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	$907	$733	$2,623	$2,315
Cost of sales	552	319	1,564	1,255
Gross profit	355	414	1,059	1,060

Operating expenses:
Advertising	89	166	363	492
Selling	382	606	1,276	2,326
General and administrative	811	655	2,069	2,164
Intangible asset amortization	45	65	135	313
Impairment of goodwill and intangible assets	-	-	-	3,589
Total operating expenses	1,327	1,492	3,843	8,884
Loss from operations	(972)	(1,078)	(2,784)	(7,824)

Interest expense	(32)	(27)	(145)	(83)
Interest income	16	-	16	-
Loss before income taxes and discontinued operations	(988)	(1,105)	(2,913)	(7,907)
Income tax expense	(4)	(2)	(6)	(55)
Loss from continuing operations	(992)	(1,107)	(2,919)	(7,962)
Income from discontinued operations, net of taxes	3,987	363	5,830	2,434
Net income (loss)	$2,995	$(744)	$2,911	$(5,528)

Basic and diluted net income (loss) per common shares:
Loss from continuing operations	$(0.08)	$(0.09)	$(0.23)	$(0.62)
Income from discontinued operations	$0.31	$0.03	$0.45	$0.19
Net income (loss) per common share	$0.23	$(0.06)	$0.22	$(0.43)

Weighted average shares outstanding:
Basic and diluted	12,997	12,749	12,901	12,747

See accompanying notes to these Condensed Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except par value amounts)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$4,415	$49
Restricted cash	250	-
Accounts receivable, net	1,083	1,833
Inventories	370	775
Income taxes receivable	-	239
Prepaid expenses	168	243
Assets of discontinued operations	-	4,261
Total current assets	6,286	7,400

Intangible assets, net	658	793
Operating lease right-of-use assets	2,299	2,491
Other assets	39	47
Total assets	$9,282	$10,731

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$753	$1,407
Accrued expenses	132	311
Current portion of long-term debt, net of debt issuance costs	-	3,384
Operating lease liabilities, current portion	285	270
Total current liabilities	1,170	5,372

Operating lease liabilities, net of current	2,296	2,512
Other liabilities	27	27
Total liabilities	3,493	7,911

Shareholders’ equity:
Preferred Stock, no par value, authorized 20,000 shares; no shares issued and outstanding	-	-
Common Stock; $0.10 par value, authorized 50,000 shares; issued and outstanding 12,997 shares (2023) and 12,797 shares (2022)	1,300	1,280
Capital in excess of par	7,950	7,912
Accumulated deficit	(3,461)	(6,372)
Total shareholders’ equity	5,789	2,820
Total liabilities and shareholders’ equity	$9,282	$10,731

See accompanying notes to these Condensed Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Capital in Excess of Par	(Accumulated Deficit) Retained Earnings	Total
Balance, December 31, 2022	12,797	$1,280	$7,912	$(6,372)	$2,820
Stock-based compensation	-	-	7	-	7
Net income	-	-	-	369	369
Balance, March 31, 2023 (Unaudited)	12,797	1,280	7,919	(6,003)	3,196
Stock-based compensation	200	20	30	-	50
Net loss	-	-	-	(453)	(453)
Balance, June 30, 2023 (Unaudited)	12,997	$1,300	$7,949	$(6,456)	$2,793
Stock-based compensation	-	-	1	-	1
Net income	-	-	-	2,995	2,995
Balance, September 30, 2023 (Unaudited)	12,997	$1,300	$7,950	$(3,461)	$5,789

Balance, December 31, 2021	12,727	$1,273	$7,789	$2,479	$11,541
Stock-based compensation	-	-	35	-	35
Net loss	-	-	-	(451)	(451)
Restricted stock unit vesting	22	2	26	-	28
Balance, March 31, 2022 (Unaudited)	12,749	1,275	7,850	2,028	11,153
Stock-based compensation	-	-	22	-	22
Net loss	-	-	-	(4,333)	(4,333)
Balance, June 30, 2022 (Unaudited)	12,749	$1,275	$7,872	$(2,305)	$6,842
Stock-based compensation	-	-	28	-	28
Net loss	-	-	-	(744)	(744)
Balance, September 30, 2022 (Unaudited)	12,749	$1,275	$7,900	$(3,049)	$6,126

See accompanying notes to these Condensed Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$2,911	$(5,528)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	281	480
Gain on disposal of discontinued operations	(4,654)	-
Stock-based compensation	58	113
Impairment of goodwill and intangible assets	-	3,589
Change in operating assets and liabilities:
Accounts receivable	915	1,725
Inventories	961	(612)
Prepaid expenses and other assets	84	222
Income taxes receivable	239	73
Accounts payable, accrued expenses, and other liabilities	(842)	(1,251)
Total adjustments to net income (loss)	(2,958)	4,339
Net cash used in operating activities	(47)	(1,189)

Cash flows from investing activities:
Proceeds from sale of discontinued operations	8,167	-
Purchase of software	-	(142)
Net cash provided by (used in) investing activities	8,167	(142)

Cash flows from financing activities:
Proceeds from term loans	250	-
Repayments of term loans	(1,250)	(2,000)
Proceeds from revolving credit facility	2,795	20,763
Repayments of revolving credit facility	(5,299)	(18,563)
Net cash (used in) provided by financing activities	(3,504)	200

Net increase (decrease) in cash, cash equivalents, and restricted cash	4,616	(1,131)

Cash, cash equivalents, and restricted cash, beginning of period	49	1,270
Cash, cash equivalents, and restricted cash, end of period	$4,665	$139

Supplemental disclosures:
Cash paid during the period for interest	$132	$256

See accompanying notes to these Condensed Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except per share data)

Note 1. Organization and Summary of Significant Accounting Policies

(a) Company Background

Scott’s Liquid Gold-Inc., a Colorado corporation was incorporated on February 15, 1954. Scott’s Liquid Gold-Inc. and its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our,” or “us”) develop, market and sell high quality products. Our business is comprised of one segment, household products.

(b) Principles of Consolidation

Our Condensed Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

On September 15, 2023, we entered into and consummated a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Neoteric Beauty Holdings, LLC, a Delaware limited liability company (the “Neoteric Buyer”), pursuant to which the Company agreed to sell 100% of the outstanding stock of Neoteric Cosmetics, Inc. (“Neoteric”) to the Neoteric Buyer. Neoteric owned and operated the Denorex®, Zincon®, and Neoteric Diabetic Skin Care® brands. We have reflected the operations of the Neoteric brands as discontinued operations for all periods presented. The Neoteric brands were previously classified under our health and beauty care products segment. See Note 3 for further information.

Effective June 30, 2023, we entered into, and in July 2023 we closed, a purchase agreement with a buyer, pursuant to which we agreed to sell all of our right, title and interest in and to certain assets of the Alpha® Skin Care brand (the "Alpha Purchase Agreement"). We have reflected the operations of the Alpha® Skin Care brand as discontinued operations for all periods presented. The Alpha product line was previously classified under our health and beauty care products segment. See Note 3 for further information.

Effective July 2023 we entered into, and in July 2023 closed, a purchase agreement with a buyer, pursuant to which we agreed to sell all of our right, title and interest in and to certain assets of the BIZ® brand. We have reflected the operations of the BIZ® brand as discontinued operations for all periods presented. The BIZ® product line was previously classified under our household products segment. See Note 3 for further information.

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

(c) Basis of Presentation

The unaudited Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statements of Cash Flows included in this Report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2023 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the period ended September 30, 2023 are not necessarily indicative of the operating results for the full year and are unaudited. Certain prior year amounts have been reclassified to conform to the current period presentation.

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

(e) Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents.

	September 30, 2023	December 31, 2022
Cash	$4,415	$49
Restricted Cash	250	-
	$4,665	$49

(f) Inventories Valuation and Reserves

Inventories can consist of raw materials and finished goods and are stated at the lower of cost (first-in, first-out method) or net realizable value, which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We estimate an inventory reserve, which is generally not material to our financial statements, for slow moving and obsolete products and raw materials based upon, among other things, an assessment of historical and anticipated sales of our products. In the event that actual results differ from our estimates, the results of future periods may be impacted. Raw materials balance are sold to contract manufacturing partners based on production demand.

(g) Discontinued Operations

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

(j) Financial Instruments

Financial instruments which potentially subject us to concentrations of credit risk include cash and cash equivalents, restricted cash, and accounts receivable. We maintain our cash balances in the form of money market deposits with financial institutions that we believe are creditworthy. Historically, we have maintained balances in various operating accounts in excess of federally insured limits. We establish an allowance for doubtful accounts, which is generally not material to our financial statements, based upon factors surrounding the credit risk of specific customers, historical trends and other information. We have no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

The recorded amounts for cash and cash equivalents, restricted cash, receivables, other current assets, accounts payable, and accrued expenses approximate fair value due to the short-term nature of these financial instruments.

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

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three and nine months ended September 30, 2023 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily due to valuation allowance. The effective tax rate for the nine months ended September 30, 2023 and 2022 was 0.2% and 0.7% respectively.

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

In assessing the need for a valuation allowance, management must determine that there will be sufficient taxable income to realize deferred tax assets. Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more-likely-than-not threshold for realizability. Accordingly, a valuation allowance has been recorded against the Company’s net deferred tax assets as of September 30, 2023 and December 31, 2022.

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

Customer allowances for trade promotions and allowance for doubtful accounts are included in net accounts receivable on the Condensed Consolidated Balance Sheets and were as follows:

	September 30, 2023	December 31, 2022
Trade promotions	$94	$361
Allowance for doubtful accounts	14	59
	$108	$420

(m) Advertising Costs

We expense advertising costs as incurred.

(n) Stock-Based Compensation

We account for share based payments by recognizing compensation expense based upon the estimated fair value of the awards on the date of grant. We determine the estimated grant-date fair value of stock options with only service conditions using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding the components of the model, including the estimated fair value of underlying common stock, risk-free interest rate, volatility, expected dividend yield, and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. We recognize compensation costs ratably over the vesting period using the straight-line method, which approximates the service period.

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

(o) Operating Costs and Expenses Classification

Cost of sales includes costs associated with manufacturing and distribution including labor, materials, freight-in, purchasing and receiving, quality control, repairs, maintenance, and other indirect costs, as well as warehousing and distribution costs. We classify freight-out as selling expenses. Other selling expenses consist primarily of costs for sales and sales support personnel, brokerage commissions, and promotional costs. Freight-out costs included in selling expenses totaled $75 and $64 for the three months ended September 30, 2023 and 2022, respectively, and totaled $157 and $443 for the nine months ended September 30, 2023 and 2022, respectively.

General and administrative expenses consist primarily of wages and benefits associated with management and administrative support departments, business insurance costs, professional fees, office facility related expenses, and other general support costs.

(p) Supplier Finance Programs

In September 2022, the FASB issued ASU No. 2022-04, “Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” This ASU requires a buyer that uses supplier finance programs to make annual disclosures about the programs’ key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated roll-forward information. The guidance was effective for the Company beginning on January 1, 2023, except for the roll-forward information, which is effective beginning on January 1, 2024. This guidance has not had and is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

During 2022, we entered into an agreement with a third-party financial institution and an agreement with an insurance agency which allows us to obtain extended payment terms for our insurance policies. The insurance policies can be canceled by the Company at any time with 10 days’ notice. The financial institution may cancel this agreement after providing 10 days’ notice if the Company does not pay any installment payment according to the terms of the agreement. We do not provide any forms of guarantees under these agreements. Payments of our obligations are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. Outstanding confirmed amounts are $0 and $218 as of September 30, 2023 and December 31, 2022, respectively, which will be recognized on the Condensed Consolidated Financial Statements as payments are due.

(q) Recently Issued Accounting Standards

In October 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-06, “Disclosure Improvements-Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This ASU modified the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations. This guidance is effective for the Company no later than June 30, 2027 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

Due to the sales of our various brands as disclosed in Note 3 to the Condensed Consolidated Financial Statements, which generated $6,396 of cash in the third quarter of 2023, we have fully repaid all long-term debt as of July 2023. While, absent any other actions, our operating activities are still expected to result in negative cash flows, we now expect to have enough liquidity to finance operations for the next 12 months. Management has recently implemented actions to reduce the Company’s operating expenses through asset sales, consolidation of vendors, and personnel reductions. To further reduce operating losses, the Company is considering additional various strategic actions including asset sales, obtaining additional debt or equity financing (potentially in conjunction with mergers or acquisitions), workforce reduction, deferring or eliminating certain capital expenditures, and further reduction of other operating expenses to ensure alignment with customer demand in order to address long-term liquidity needs and pursue its business plan. The Company expects that these strategic actions will further reduce expenses and provide required liquidity for ongoing operations.

Note 3. Divestitures

Neoteric Cosmetics, Inc.

On September 15, 2023, we entered into and consummated a Stock Purchase Agreement with Neoteric Beauty Holdings, LLC, a Delaware limited liability company, pursuant to which the Company agreed to sell 100% of the outstanding stock of Neoteric Cosmetics, Inc to the Neoteric Buyer. Neoteric owned and operated the Denorex®, Zincon®, and Neoteric Diabetic Skin Care® brands. The closing consideration paid to the Company was $1,750, with an initial deposit of $175 paid on September 5, 2023. The operations of the Neoteric brands have been classified as income from discontinued operations for all periods presented. As part of the Stock Purchase Agreement, we agreed to maintain at least $250 in accounts at our primary bank for a period of nine months following closing which is designated as restricted cash on the Condensed Consolidated Balance Sheets. Concurrent with the entry into the Stock Purchase Agreement, the Company entered into a transition services agreement with the Neoteric Buyer where both parties would perform certain identified services related to the operations of the brands contemplated in the Stock Purchase Agreement. This transition services agreement has a term of 90 days which can be extended by the Neoteric Buyer for up to three additional 30 day periods or extended as consented by both parties.

Alpha® Skin Care

Effective June 30, 2023, we entered into, and in July 2023 we closed, a purchase agreement with a buyer, pursuant to which we agreed to sell all of our right, title and interest in and to certain assets of the Alpha® Skin Care brand. The Company received payments of $2,500 and $200 in July 2023 and August 2023, respectively, representing total consideration for the sale of the Alpha Skin Care brand in the amount of $2,700. The operations of Alpha® have been classified as income from discontinued operations for all periods presented. Concurrent with the entry into the Alpha® Purchase Agreement, the Company entered into a transition services agreement with the buyer where both parties would perform certain identified services related to the operations of the brands contemplated in the Alpha® Purchase Agreement. This transition services agreement has a term of 90 days which can be extended by the buyer for up to three additional 30 day periods or extended as consented by both parties.

BIZ®

Effective June 30, 2023, we entered into, and in July 2023 we closed, a purchase agreement with a buyer, pursuant to which we agreed to sell all of our right, title and interest in and to certain assets of the BIZ® brand. The transactions contemplated by the BIZ® Purchase Agreement were consummated on July 7, 2023. The total consideration paid to us was $1,000, plus an amount equal to the value of the BIZ® inventory, valued at $946 as of the effective date of the agreement, subject to post-close adjustment. The operations of BIZ® have been classified as income from discontinued operations for all periods presented. Concurrent with the entry into the BIZ® Purchase Agreement, the Company entered into a transition services agreement with the buyer where both parties would perform certain identified services related to the operations of the brands contemplated in the BIZ® Purchase Agreement. This transition services agreement has a term of 90 days which can be extended by the buyer for up to three additional 30 day periods or extended as consented by both parties.

Scott's Liquid Gold® Wood Care and Scott's Liquid Gold® Floor Restore

On January 23, 2023, we entered into an asset purchase agreement with a buyer, pursuant to which we agreed to sell all of our right, title and interest in and to certain assets of the Scott's Liquid Gold® Wood Care and Scott's Liquid Gold® Floor Restore product lines. The total consideration paid to us was $800, plus an amount equal to the value of the Scott's Liquid Gold® Wood Care and Scott's Liquid Gold® Floor Restore inventory of $1,136, subject to post-close adjustment. The Company may continue to use the name “Scott’s Liquid Gold” and “SLG” in a manner consistent with all past and current practices for a period of 1 year following the closing date of the asset purchase agreement, at which point the Company may only use the aforementioned names in connection with retaining records and other historical documentation. Concurrent with the entry into the asset purchase agreement, the Company entered into a transition services agreement with the buyer where both parties would perform certain identified services related to the operations of the brands contemplated in the asset purchase agreement. This transition services agreement concluded in accordance with the end of its term on July 22, 2023.

Additionally, the buyer will pay a royalty equal to 2% of gross sales for two years after the closing date (the "Scott's Liquid Gold® Royalty"). The Scott's Liquid Gold® Royalty resulted in recognition of a gain upon the sale of assets. Because the Scott's Liquid Gold® Royalty is variable consideration and is contingent on the outcome of future events that are largely outside of the Company’s control, the variable consideration from the Scott's Liquid Gold® Royalty was initially fully constrained and no amount was included in the results from discontinued operations. During the three months ended September 30, 2023, we assessed the variable consideration and concluded that the volatility of external factors continue to exist and, as a result, consideration for the Scott's Liquid Gold® Royalty continues to be recognized as received from the buyer. The constraint on the variable consideration will be reassessed at each subsequent reporting period. We have reflected the operations of the Scott's Liquid Gold® product lines as discontinued operations.

Prell®

On December 15, 2022, we entered into an asset purchase agreement with a buyer, pursuant to which we agreed to sell to all of our right, title and interest in and to certain assets of the Prell® product line. The total consideration paid to us was $150, plus an amount equal to the value of the Prell® inventory of $330, subject to post-close adjustment. Additionally, the buyer will pay a royalty equal to 3% of collections on net sales for four years after the closing date (the “Prell® Royalty”). The Prell® Royalty resulted in recognition of a gain upon the sale of assets. Because the Prell® Royalty is variable consideration and is contingent on the outcome of future events that are largely outside of the Company’s control, the variable consideration from the Prell® Royalty was initially fully constrained and no amount was included in the results from discontinued operations. During the three months ended September 30, 2023, we assessed the variable consideration and concluded that the volatility of external factors continue to exist and, as a result, consideration continues to be recognized as received from the buyer. The constraint on the variable consideration will be reassessed at each subsequent reporting period. We have reflected the operations of the Prell® product line as discontinued operations. Concurrent with the entry into the asset purchase agreement, the Company entered into a transition services agreement with the buyer where both parties would perform certain identified services related to the operations of the brands contemplated in the asset purchase agreement. This transition services agreement concluded in accordance with the end of its term on June 15, 2023.

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

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Loss from Discontinued Operations in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30:

	Three Months Ended September 30, 2023
	Neoteric	Alpha®	BIZ®	Prell®	Scott's Liquid Gold®	Total
Net sales	$592	$-	$-	$-	$-	$592
Cost of sales	318	-	-	-	-	318
Gross profit	274	-	-	-	-	274

Operating expenses:
Selling	90	-	-	-	-	90
General and administrative	47	13	-	-	-	60
Intangible asset amortization	4	-	-	-	-	4
Operating income (loss) from discontinued operations	133	(13)	-	-	-	120
Gain on sale of discontinued operations	1,501	1,585	781			3,867
Interest expense	-	-	-	-	-	-
Income from discontinued operations	$1,634	$1,572	$781	$-	$-	$3,987

	Three Months Ended September 30, 2022
	Neoteric	Alpha®	BIZ®	Prell®	Scott's Liquid Gold®	Total
Net sales	$494	$131	$1,179	$903	$837	$3,544
Cost of sales	172	(18)	958	540	387	2,039
Gross profit	322	149	221	363	450	1,505

Operating expenses:
Selling	108	63	384	261	192	1,008
Intangible asset amortization	4	-	6	12	-	22
Operating income (loss) from discontinued operations	210	86	(169)	90	258	475

Interest expense	-	-	(44)	(14)	(54)	(112)
Income (loss) from discontinued operations	$210	$86	$(213)	$76	$204	$363

	Nine Months Ended September 30, 2023
	Neoteric	Alpha®	BIZ®	Prell®	Scott's Liquid Gold®	Total
Net sales	$2,144	$879	$2,164	$-	$187	$5,374
Cost of sales	1,132	278	1,510	-	95	3,015
Gross profit	1,012	601	654	-	92	2,359

Operating expenses:
Selling	342	141	437	-	28	948
General and administrative	47	22	12	-	22	103
Intangible asset amortization	14	-	12	-	-	26
Operating income from discontinued operations	609	438	193	-	42	1,282

Interest expense	-	-	(88)	-	(18)	(106)
Gain on sale of discontinued operations	1,501	1,585	781	-	787	4,654
Income from discontinued operations	$2,110	$2,023	$886	$-	$811	$5,830

	Nine Months Ended September 30, 2022
	Neoteric	Alpha®	BIZ®	Prell®	Scott's Liquid Gold®	Total
Net sales	$1,906	$1,982	$3,602	$2,494	$3,150	$13,134
Cost of sales	843	659	2,665	1,506	1,409	7,082
Gross profit	1,063	1,323	937	988	1,741	6,052

Operating expenses:
Selling	374	344	1,061	753	681	3,213
Intangible asset amortization	15	-	18	36	-	69
Operating income (loss) from discontinued operations	674	979	(142)	199	1,060	2,770

Interest expense	-	-	(132)	(42)	(162)	(336)
Income (loss) from discontinued operations	$674	$979	$(274)	$157	$898	$2,434

There were no capital expenditures or significant operating and investing noncash items related to discontinued operations during the nine months ended September 30, 2023 and 2022, respectively.

Reconciliation of Major Classes of Assets of the Discontinued Operations to Amounts Presented Separately in the Consolidated Balance Sheets as of:

	December 31, 2022
	Neoteric®	Alpha®	BIZ®	Scott's Liquid Gold®	Total
Assets
Current assets:
Inventories	$322	$1,268	$1,092	$1,235	$3,917

Intangible assets, net	113	-	231	-	$344
Assets of discontinued operations	$435	$1,268	$1,323	$1,235	$4,261

There were no assets of discontinued operations related to Prell® in the above table. There were no assets of discontinued operations related to Prell®, Scott's Liquid Gold®, BIZ®, Alpha®, and Neoteric as of September 30, 2023.

The following summarizes the carrying values of assets and the resulting in the gain on sale of discontinued operations associated with Neoteric, Alpha®, BIZ®, and Scott's Liquid Gold® at the date of disposition:

	Neoteric	Alpha®	BIZ®	Scott's Liquid Gold®	Total
Inventories	$150	$1,115	$946	$1,149	$3,360

Trade names	59	-	145	-	204
Formulas	40	-	71	-	111
Non-compete agreement	-	-	3	-	3
Intangible assets, net	99	-	219	-	318

Proceeds from sale	1,750	2,700	1,946	1,936	8,332
Gain on sale of discontinued operations	$1,501	$1,585	$781	$787	$4,654

Note 4. Stock-Based Compensation

On May 11, 2023, we granted 200,000 shares of restricted stock to two directors all of which vested on the grant date with a fair value of $40.

On March 2, 2022, we granted 15,000 shares of restricted stock to one executive all of which vested on the grant date with a fair value of $18.

On January 18, 2022, we granted 25,000 RSUs to an employee (the “2022 Individual Employee Grant”) with a grant date fair value of $10. The 2022 Individual Employee Grant vested one-third on the initial grant date, and the remaining two-thirds will vest on each anniversary of the grant date.

Compensation cost related to stock options totaled $0 and $10 in the nine months ended September 30, 2023 and 2022, respectively. The stock options were fully vested in the second quarter of 2022. There was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible.

Compensation cost related to RSUs totaled $58 and $103 for the nine months ended September 30, 2023 and 2022, respectively. Approximately $38 of total unrecognized compensation costs related to non-vested RSUs is expected to be recognized over the next three years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common shares outstanding, beginning of the period	12,997	12,749	12,797	12,727
Weighted average common shares issued	-	-	104	20
Weighted average number of common shares outstanding	12,997	12,749	12,901	12,747
Dilutive effect of common share equivalents	-	-	-	-
Diluted weighted average number of common shares outstanding	12,997	12,749	12,901	12,747

Common stock equivalents (in thousands) that have been excluded from the calculation of earnings per share because they would have been anti-dilutive are as follows:

	Three Months and Nine Months Ended September 30,
	2023	2022
Stock options	56	153
Restricted stock units	20	88

Note 6. Segment Information

We previously operated in two different segments: household products and health and beauty care products. We chose to organize our business around these segments based on differences in the products sold. Accounting policies for our segments were the same as those described in Note 1. We evaluated segment performance based on segment income or loss from operations.

In the third quarter of 2023, in conjunction with the divestitures brands, the Company determined it has one reportable segment. These divestitures are described in Note 3.

Note 7. Intangible Assets

Intangible assets, which are comprised of our capitalized costs of software obtained for internal-use, consisted of the following:

	As of September 30, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Internal-use software	898	240	658	898	105	793

Amortization expense for the three months ended September 30, 2023 and 2022 was $45 and $65, respectively. Amortization expense for the nine months ended September 30, 2023 and 2022 was $135 and $313, respectively.

Estimated amortization expense for 2023 and subsequent years is as follows:

Remainder of 2023	$45
2024	180
2025	180
2026	180
2027	73
Total	$658

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

The UMB Loan Agreement was terminated on February 27, 2023 and the revolving credit facility was paid in full on February 28, 2023. The loans were secured by all of the assets of the Company and its subsidiaries. Unamortized loan costs were $0 and $100 as of September 30, 2023 and December 31, 2022, respectively. Amortization of loan costs for the nine months ended September 30, 2023 was $100, including $83 that were expensed as a result of the termination of the UMB Loan Agreement. Amortization of loan costs for the nine months ended September 30, 2022 was $99.

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

Unamortized loan costs were $0 and $20 as of September 30, 2023 and December 31, 2022, respectively. Amortization of loan costs for the nine months ended September 30, 2023 and 2022 were $20 and $26, respectively.

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

Information related to leases was as follows:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Operating lease information:
Operating lease cost	$101	$304
Operating cash flows from operating leases	101	304
Net assets obtained in exchange for new operating lease liabilities	-	-

Weighted average remaining lease term in years	7.17	7.17
Weighted average discount rate	5.1%	5.1%

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease information:
Operating lease cost	$100	$200
Operating cash flows from operating leases	100	200
Net assets obtained in exchange for new operating lease liabilities	-	-

Weighted average remaining lease term in years	8.17	8.17
Weighted average discount rate	5.1%	5.1%

Future minimum annual lease payments are as follows:

Remainder of 2023	$102
2024	413
2025	420
2026	427
2027	434
Thereafter	1,305
Total minimum lease payments	$3,101
Less imputed interest	(520)

Total operating lease liability	$2,581

Note 10. Subsequent Events

Related Party Transactions

In October 2023, the Company agreed to reimburse Maran Capital Management, LLC ("Maran") $200 for certain legal and other expenses incurred by Maran related to the Company between February 2021 and September 2023 and in consideration of the significant support received by the Company from Maran in sourcing, structuring, and negotiating the various asset divestitures aforementioned in Note 3 to the Condensed Consolidated Financial Statements.

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

Executive Overview

Our Business

Scott’s Liquid Gold-Inc. exists to positively impact consumers’ lives in the markets we serve while creating shareholder value. We have developed, marketed, and sold high-quality, high-value household products nationally and internationally to mass merchandisers, drugstores, supermarkets, hardware stores, e-commerce retailers, other retail outlets, and to wholesale distributors.

Primarily due to increases in costs associated with the manufacture and distribution of our products, the Company has experienced negative cash flows from operations for several reporting periods. In efforts to improve our financial position and liquidity, the Company has pursued asset sales of certain brands where management has determined that the brand(s) are not aligned with our long-term goals for growth and profitability.

The Company is considering a wide range of options, including one or more of the following: the sale of additional brands; a sale, merger, or other strategic transaction involving the entire company; acquisitions of other brands or companies; issuance of additional debt or equity; and continuing to operate as a public, independent company. We continue to operate our pet care brands, which is a product category we believe to have potential for organic or inorganic future growth opportunities.

Divestitures

On September 15, 2023, we entered into and consummated a Stock Purchase Agreement with a buyer to sell 100% of the outstanding stock of Neoteric. Effective June 30, 2023, and closed in July 2023, we sold the Alpha® Skin Care product line to a company that markets and distributes skin care products. Effective June 30, 2023, and closed in July 2023, we sold the BIZ® product line to a company that markets and distributes laundry products. On January 23, 2023, we sold the Scott's Liquid Gold® Wood Care and Scott's Liquid Gold® Floor Restore product lines to a company that markets and distributes wood care products. On December 15, 2022, we sold the Prell® brand to a company that markets and distributes natural hair and skincare products. We have reflected the operations of Alpha® Skin Care, BIZ®, Scott's Liquid Gold® and Prell® as discontinued operations for all periods presented.

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

Results of Operations

Three months ended September 30, 2023 compared to three months ended September 30, 2022

	Three Months Ended September 30, (in thousands)
			Increase / (Decrease)
	2023	2022	$	%
Net sales	$907	$733	$174	23.7%
Cost of sales	552	319	233	73.0%
Gross profit	355	414	(59)	(14.3%)
Gross margin	39.1%	56.5%

Operating expenses:
Advertising	89	166	(77)	(46.4%)
Selling	382	606	(224)	(37.0%)
General and administrative	811	655	156	23.8%
Intangible asset amortization	45	65	(20)	(30.8%)
Total operating expenses	1,327	1,492	(165)	(11.1%)
Loss from operations	(972)	(1,078)	106	9.8%
Interest expense	(32)	(27)	(5)	(18.5%)
Interest income	16	-	16	100.0%
Loss before income taxes and discontinued operations	(988)	(1,105)	117	10.6%
Income tax expense	(4)	(2)	(2)	(100.0%)
Loss from continuing operations	(992)	(1,107)	115	10.4%
Income from discontinued operations	3,987	363	3,624	998.3%
Net income (loss)	$2,995	$(744)	$3,739	502.6%

Our operating results were primarily impacted by the following:

•
Increases in net sales and cost of sales are due to increased distribution of our products sold at existing and certain new customers. The decrease in gross profit and gross margin are primarily due to higher costs from our manufacturers and a change in the mix of our product sales to customers.
•
Decrease in advertising expenses is primarily due to a reduction in personnel costs related to the creation of advertising materials due to asset divestitures.
•
Decrease in selling expenses is primarily due to lower logistics and warehousing costs from a consolidation of our third-party logistics partners, and a reduction in personnel costs related to asset divestitures.
•
Increased general and administrative costs primarily due to increase in performance-related incentives for personnel and professional expenses related to strategic initiatives.
•
Decreased intangible asset amortization from reduced carrying amounts related to impairments recognized in 2022.
•
Results from discontinued operations, which are disclosed in Note 3 to the Condensed Consolidated Financial Statements.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

	Nine Months Ended September 30, (in thousands)
			Increase / (Decrease)
	2023	2022	$	%
Net sales	$2,623	$2,315	$308	13.3%
Cost of sales	1,564	1,255	309	24.6%
Gross profit	1,059	1,060	(1)	(0.1%)
Gross margin	40.4%	45.8%

Operating expenses:
Advertising	363	492	(129)	(26.2%)
Selling	1,276	2,326	(1,050)	(45.1%)
General and administrative	2,069	2,164	(95)	(4.4%)
Intangible asset amortization	135	313	(178)	(56.9%)
Impairment of goodwill and intangible assets	-	3,589	(3,589)	(100.0%)
Total operating expenses	3,843	8,884	(5,041)	(56.7%)
Loss from operations	(2,784)	(7,824)	5,040	64.4%
Interest expense	(145)	(83)	(62)	(74.7%)
Interest income	16	-	16	100.0%
Loss before income taxes and discontinued operations	(2,913)	(7,907)	4,994	63.2%
Income tax expense	(6)	(55)	49	89.1%
Loss from continuing operations	(2,919)	(7,962)	5,043	63.3%
Income from discontinued operations	5,830	2,434	3,396	139.5%
Net income (loss)	$2,911	$(5,528)	$8,439	152.7%

Our operating results were primarily impacted by the following:

•
Increases in net sales and cost of sales are due to increased distribution of our products sold at existing and certain new customers. The decrease in gross profit and gross margin are primarily due to higher costs from our manufacturers and a change in the mix of our product sales to customers.
•
Decrease in advertising expenses is primarily due to a reduction in personnel costs related to the creation of advertising materials due to asset divestitures.
•
Decrease in selling expenses is primarily due to lower logistics and warehousing costs from a consolidation of our third-party logistics partners, and a reduction in personnel costs related to asset divestitures.
•
Decreased general and administrative costs primarily due to lower bank charges from the termination of our UMB Loan Agreement and reduced personnel costs, which are offset by performance-related incentives for personnel and professional expenses related to strategic initiatives.
•
Decreased intangible asset amortization from reduced carrying amounts related to impairments recognized in 2022.
•
Results from discontinued operations, which are disclosed in Note 3 to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Overview

Our primary sources of funds include cash from the sales of assets and cash from operating activities. Our principal uses of cash are to fund planned operating expenditures as well as historical debt paydown. Working capital movements are influenced by the sourcing of materials related to the production of products.

Financing Agreements

Please see Note 8 to our Condensed Consolidated Financial Statements for information on our La Plata Loan Agreement, which was satisfied and terminated in July 2023, and our UMB Loan Agreement, which was satisfied and terminated in February 2023.

Liquidity and Changes in Cash Flows

At September 30, 2023, we had approximately $4,665 in cash on hand, an increase of $4,616 from December 31, 2022.

The following is a summary of cash provided by or (used in) each of the indicated types of activities:

	Nine Months Ended September 30, (in thousands)
			Increase / (Decrease)
	2023	2022	$	%
Operating activities	$(47)	$(1,189)	$1,142	96.0%
Investing activities	8,167	(142)	8,309	5,851.4%
Financing activities	(3,504)	200	(3,704)	(1,852.0%)
•
Net cash used by operating activities was primarily related to conversion of working capital from accounts receivable and inventories.
•
Net cash provided by investing activities was due to the sale of our Scott's Liquid Gold®, Biz®, Alpha® Skin Care and Neoteric brands.
•
Net cash used in financing activities was from repayments and termination of our UMB and La Plata Loan Agreements.

The cash received from the sales of our BIZ® and Alpha® Skin Care brands in July 2023 was $3,700 and was partially used to pay off and terminate our La Plata Loan Agreement. Cash proceeds from the sale of Neoteric will be used to fund operations as we seek to grow our existing business or pursue other strategic transactions. While we believe that our current cash reserves represent sufficient cash to fund our operations, our liquidity has been affected by inflationary pressures at our customers which have caused sales decreases and higher costs on materials, logistics, and other purchases. We expect that our current cash reserves will be sufficient to meet operational cash needs during the next twelve months, but further economic impacts to our sales to customers or supply chain disruptions in the short-term could impact our liquidity.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed as of September 30, 2023, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the previously disclosed material weakness in our internal controls resulting from our finance department not being able to process and account for complex, non-routine transactions in accordance with GAAP. Management concluded that we lack a sufficient number of trained professionals with technical accounting expertise to process and account for complex and non-routine transactions. We believe the actions described in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2023 will be sufficient to remediate the identified material weakness and related disclosure controls and procedures. However, we do not believe that the new and enhanced controls and procedures have been implemented for a sufficient amount of time for management to conclude that the material weakness in the Company’s internal controls over financial reporting and effectiveness of related disclosure controls and procedures has been fully remediated, and we are still in the process of improving those controls and procedures. We will continue to improve and monitor the effectiveness of these controls and will make any further changes that management determines to be appropriate.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

Exhibit Number	Document
10.1	Stock Purchase Agreement, by and among the Company, Neoteric Cosmetics, Inc. and Neoteric Beauty Holdings, LLC dated September 15, 2023
31.1	Rule 13a-14(a) Certification of the President.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certification.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: November 7, 2023