Form 10-K
period 2023-12-31
Scott's Liquid Gold - Inc.
filed 2024-03-26
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2023, was $2,510,508.

The number of shares of Registrant’s Common Stock outstanding as of March 25, 2024 was 13,006,162.

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
•
ineffective internal controls over financial reporting caused by the existing material weakness; and
•
and other matters discussed in this Report, including the risks described in the Risk Factors section of this Report.

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

PART I

(in thousands, except per share data)

ITEM 1. BUSINESS

Overview

Scott’s Liquid Gold-Inc., a Colorado corporation, was incorporated on February 15, 1954. In this Report the terms “we,” “us,” or “our” refer to Scott’s Liquid Gold-Inc. and our subsidiaries, collectively. We develop, market, and sell high quality products. Our business is comprised of one segment, household products. During 2023, our family of brands included:

•
Scott’s Liquid Gold®;
•
Alpha® Skin Care;
•
Neoteric Diabetic Skin Care®;
•
Denorex®;
•
Zincon®;
•
Kids N Pets®;
•
Messy Pet®; and
•
BIZ®.

In December 2022, we sold the Prell® brand, in January 2023 we sold the Scott’s Liquid Gold® brand, and in June 2023 we sold the BIZ® and Alpha® Skin Care brands. In September 2023 we sold our wholly owned subsidiary Neoteric Cosmetics, Inc. (“Neoteric”), which included the Neoteric Diabetic Skin Care®, Denorex®, and Zincon® brands through a stock purchase agreement. We sold each of these brands to unaffiliated buyers.

Alpha® Skin Care, Neoteric Diabetic Skin Care®, Denorex®, and Zincon® brands previously comprised our health and beauty care segment. Upon the sale of these various brands throughout 2023, our business now operates under a single household products segment consisting of our Kids N Pets® and Messy Pet® product lines. Kids N Pets® and Messy Pet® represent our continuing operations in all periods presented.

In conjunction with the sale of the Scott’s Liquid Gold® brand, the Company may continue to use names “Scott’s Liquid Gold” and “SLG” for up to one year following the closing date of the agreement on January 23, 2023. On December 6, 2023, the Company signed a Second Amendment to the Asset Purchase Agreement which extended the use of the aforementioned names to eighteen months following the closing date of the agreement on January 23, 2023. Following this transitional name period, the Company will only be able to use the aforementioned names in connection with retaining records and other historical or archived documents and any use required by or permitted as a fair use or otherwise under applicable law.

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

On December 19, 2023, Scott’s Liquid Gold-Inc. (the “Company”), Horizon Kinetics LLC (“Horizon Kinetics”) and HKNY ONE, LLC, a wholly-owned subsidiary of the Company (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for the acquisition of Horizon Kinetics by the Company. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, upon obtaining the requisite shareholder approval, (i) the Company will convert from a Colorado to a Delaware corporation, increase its authorized shares of common stock and change its name and (ii) Merger Sub will be merged with and into Horizon Kinetics, with Horizon Kinetics being the surviving entity (collectively, the “Merger”).

Marketing and Distribution

We primarily market our products through: (1) trade promotions to support price features, displays, slotting fees and other merchandising of our products by our retail customers; (2) consumer marketing in print, social and digital media; and (3) to a lesser extent, consumer incentives such as coupons and rebates.

Our products are sold nationally through our sales force to mass merchandisers, hardware stores, e-commerce retailers, and other retail outlets and to wholesale distributors.

The table set forth below shows net sales to our significant customers from continuing operations as a percentage of consolidated net sales during 2023 and 2022:

	% of Net Sales
	2023	2022
Customer 1	66.3%	74.5%
Customer 2	18.1%	8.4%

As is typical in our industry, we do not have long-term contracts with any retail customer.

International sales were historically made to distributors who were responsible for the selling and marketing of the products. With the sale of the Scott’s Liquid Gold® brand in January 2023, we no longer have any products distributed internationally.

We terminated our exclusive distribution agreement for sales in China with HK NFS Limited (“HK NFS”) on July 12, 2022 due to breaches of the distribution agreement by HK NFS.

From time to time, our customers return products to us. For our household products, we permit returns only for a limited time. For our health and beauty care products, returns are accepted for a greater period of time in order to maintain or enhance our relationship with the customer. Typically, customers are granted a credit equal to the original sale price plus a handling charge.

Manufacturing and Suppliers

Almost all of the raw and packaging materials used by the Company are purchased from third parties, some of whom are single-source suppliers. The prices we pay for materials and other commodities are subject to fluctuation. Due primarily to COVID-19 related supply chain disruptions that have continued as the economy re-opens, we experienced limited supply constraints and commodity costs increases for certain raw materials and finished goods. When prices for these items change, we may or may not be able to pass the change to our customers. The Company expects continued volatility and increased cost pressures in both commodities and transportation to continue in fiscal year 2024.

Competition

The household product category is highly competitive and innovative. We compete against a range of competitors, most of which are significantly larger and have greater financial resources, name recognition, innovation capabilities, and product and market diversification than us. We compete primarily on the basis of quality, brand recognition, and the distinguishing characteristics of our product.

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

Employees

As of December 31, 2023, we employed 8 people, who work in administrative, sales, advertising, marketing and operational functions. Through our history, we appreciate the importance of retention, growth and development of our employees. We believe we offer competitive compensation (including salary, incentive bonus, and equity) and benefits packages to our employees. We are also focused on understanding our diversity and inclusion strengths and opportunities and executing on a strategy to support further progress. We continue to focus on building a pipeline for talent to create more opportunities for workplace diversity and to support greater representation within the Company.

On December 21, 2023, the Board and the Company’s President and Principal Executive Officer, Tisha Pedrazzini, agreed that Ms. Pedrazzini would resign as the Company’s Principal Executive Officer and a director effective December 31, 2023. On December 21, 2023, the Board reduced the size of the Board to three seats and appointed David M. Arndt to the hold the position of President and Principal Executive Officer in addition to continuing to serve as the Company’s Chief Financial Officer.

No contracts exist between us and any union. The compensation of our executive officers is subject to annual review by the Compensation Committee of our Board of Directors.

Trademarks

We actively use our registered trademarks for Kids N Pets® and Messy Pet® in the United States and have registered trademarks in a number of additional countries. Our registered trademarks protect names and logos relating to our products as well as the design of boxes for certain of our products. We transferred all registered trademarks of our Scott’s Liquid Gold® brand, Alpha® Skin Care, Denorex®, Zincon®, Neoteric Diabetic Skin Care®, and BIZ® as part of the sale of those brands in 2023.

Public Information

Our website address is www.slginc.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. We make available, free of charge, on our website our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, shareholder proxy statements on Schedule 14A, interactive data files posted pursuant to Rule 405 of Regulation S-T, our Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the United States Securities and Exchange Commission (the “SEC”). You may also access and read our filings without charge through the SEC’s website at www.sec.gov.

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

The market in which our products compete are intensely competitive, and many of the other competitors in these markets are larger multi-national consumer products companies. These competitors have much greater financial, technical, and other resources than us, and as a result, are able to regularly introduce new products and spend considerably more on advertising. The distribution and sales of our products can be adversely impacted by the actions of our competitors, and we may have little or no ability to take action to prevent or mitigate these adverse impacts.

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

Our future performance and growth is dependent, in part, on the introduction of new or acquired products or businesses.

On December 19, 2023, the Company, Horizon Kinetics and Merger Sub entered into the Merger Agreement, providing for the acquisition of Horizon Kinetics by the Company. The proposed transaction entails important risks, including, among others: the expected timing and likelihood of completion of the proposed transaction, including the timing, receipt and terms and conditions of any required governmental and regulatory clearance of the proposed transaction; the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; the inability to consummate the proposed transaction due to the failure to satisfy other conditions to complete the proposed transaction; risks that the proposed transaction disrupts our current plans and operations; the amount of the costs, fees, expenses and charges related to the proposed transaction; the risk that transaction and/or integration costs are greater than expected, including as a result of conditions regulators put on any approvals of the transaction; the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; and other risks to be described in our filings with the SEC.

The Company’s ability to utilize its net operating loss (“NOL”) carryforwards may be substantially limited due to ownership changes that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively. Further, if the Company experiences such an ownership change and does not satisfy certain requirements in Section 382 of the Code to continue its business enterprise (which generally requires that the Company continue its historic business or use a significant portion of its historic business assets in a business for the two-year period beginning on the date of the ownership change), its NOL carryforwards may be disallowed, subject to certain exceptions. In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the outstanding stock of a company by certain stockholders or public groups.

In addition, our future performance and growth is partially dependent on our ability to successfully identify, develop and introduce new products and product line extensions. The successful development and introduction of new products involves substantial research, development, marketing and promotional expenditures, which we may be unable to recover if the new products do not gain widespread market acceptance.

Our directors, officers, and current principal stockholders own a large percentage of our common stock and could limit other stockholders’ influence over corporate decisions.

As of March 25, 2024, our directors, officers, and current stockholders holding more than 5% of our common stock collectively beneficially own, directly or indirectly, in the aggregate, approximately 41.2% of our outstanding common stock, with Maran Capital beneficially owning 40.3% of our outstanding common stock. As a result, these stockholders acting alone or together may be capable of controlling most matters requiring stockholder approval, including the election of directors, approval of acquisitions requiring the issuance of a significant amount of the Company’s equity, approval of equity incentive plans, and other significant corporate transactions. The interests of these stockholders may not always coincide with our corporate interests or the interests of our other stockholders, and they may act in a manner with which some stockholders may not agree or that may not be in the best interests of all stockholders.

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

We rely on a combination of laws, such as copyright, trademark and trade secret laws, as well as confidentiality provisions and limited licenses, to establish and protect our intellectual property. We have registered U.S. and foreign country trademarks. These forms of intellectual property protection are critically important to our ability to establish and maintain our competitive position. However, it is possible that laws, contractual restrictions, and other efforts may not be sufficient to prevent misappropriation of our property or to deter others from developing similar intellectual property.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and, as a result, investors could lose confidence in our financial reporting, which could adversely affect our business and the value of our shares.

We are required to include in our annual reports filed with the SEC a report from our management regarding internal control over financial reporting. As a result, we documented and evaluated our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act and SEC rules and regulations, which require an annual management report on our internal control over financial reporting, including, among other matters, management's assessment of the effectiveness of internal control over financial reporting. Failure or circumvention of our system of internal control could have an adverse effect on our business, profitability, and financial condition, and could result in regulatory actions and loss of investor confidence. Additionally, if we fail to identify and correct any significant deficiencies or material weaknesses in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential stockholders could lose confidence in our financial reporting, which could adversely affect our business, financial condition and results of operations, and the value of our shares.

We have identified a material weakness in our internal control over financial reporting.

Based on management’s assessment, we have identified a material weakness in our controls related to our finance department lacking a sufficient number of trained professionals with technical accounting expertise to process and account for complex, non-routine transactions in accordance with GAAP. The material weakness that we previously reported was identified as of June 30, 2023, and the deficiencies in internal control over financial reporting were detailed in Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. The specific factors leading to this conclusion are described in Part II – Item 9A.“Controls and Procedures” of this Annual Report on Form 10-K. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim Consolidated Financial Statements would not be prevented or detected on a timely basis.

This material weakness did not result in any restatements to our Consolidated Financial Statements. As of December 31, 2023, this material weakness had not been remediated. If our remedial measures are insufficient, or if additional material weakness or significant deficiencies in our internal control over financial reporting or in our disclosure controls occur in the future, our future Consolidated Financial Statements or other information filed with the SEC may contain material misstatements and could require a restatement of our Consolidated Financial Statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in the market value of our securities.

Legal and Regulatory Risks

Changes in the regulation of our products, including environmental regulations, could have an adverse effect on the distribution, cost or function of our products.

Generally, the manufacture, processing, formulation, packaging, labeling, storage, distribution, advertising and sale of the Company’s products and the conduct of its business operations must comply with extensive federal, state and foreign laws and regulations. For example, in the U.S., many of the Company’s products are regulated by the Environmental Protection Agency, the Food and Drug Administration (including applicable current good manufacturing practice regulations) and/or the Consumer Product Safety Commission, and the Company’s product claims and advertising are regulated by the Federal Trade Commission, among other regulatory agencies. Additionally, the Company’s and its suppliers’ manufacturing and distribution operations are also subject to regulation by the Occupational Safety and Health Administration. Most states have agencies that regulate in parallel to these federal agencies. Additionally, the Company could be subject to future inquiries or investigations by governmental and other regulatory bodies. Any determination that the Company’s operations or activities are not in compliance with applicable law could expose the Company to future impairment charges or significant fines, penalties or other sanctions that may result in a reduction in net income or otherwise adversely impact the business and reputation of the Company.

Any adverse developments in litigation could have a material impact on us.

We are subject to lawsuits from time to time in the ordinary course of business. While we expect those lawsuits not to have a material effect on us, an adverse development in any such lawsuit or the insurance coverage for a lawsuit could materially and adversely affect our operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

Risk Management and Strategy

The Company utilizes information systems to support a variety of business processes and activities in its operations. These systems may be subject to cyber-based attacks or breaches. Some examples of the cybersecurity threats that could negatively impact the Company are denial of service attacks, excessive port scans, firewall breach and computer virus outbreak.

Cybersecurity risk management is part of management’s annual risk assessment program. In order to manage the risks associated with cybersecurity threats, the Company maintains a risk-based cybersecurity program consisting of processes, technologies, and controls to assess, identify and manage material risks from cybersecurity threats.

While the Company's information systems are exposed to cybersecurity threats and risks, the Company has not experienced any material cybersecurity incidents affecting its business strategy, results of operations, or financial condition, and any costs or operational impacts related to cybersecurity incidents were immaterial during the period presented.

For additional information related to the risks associated with cybersecurity threats, refer to the Information Security, Cybersecurity and Data Privacy Risks section of Item 1A. Risk Factors.

Governance

The Company’s Board of Directors is responsible for providing oversight and strategic guidance to management to support the long-term interests of the Company's shareholders. The Audit Committee is the lead committee of the Board of Directors responsible for oversight of the Company’s risk-based cybersecurity program and bears the primary responsibility for oversight of this aspect of the business. As part of this responsibility, the Audit Committee of the Board of Directors annually reviews the Company's Information Security Incident Response Plan.

On a quarterly basis, or more often as applicable, any cybersecurity incidents are summarized and reported to the Audit Committee of the Board of Directors which cover any identified cybersecurity incidents, results of third-party vulnerability testing, and key developments in policies.

Management’s Role Managing Risk

The Company’s cybersecurity risk management is managed by the President and Chief Financial Officer.

The Company engages with a range of third-party experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing its risk management systems. These relationships enable management to leverage specialized knowledge and insights with respect to the Company’s cybersecurity strategies and processes.

ITEM 2. PROPERTIES.

We lease our corporate headquarter facilities in Greenwood Village, Colorado. Please see Note 7 to our Consolidated Financial Statements for more information on our facilities.

Effective November 29, 2023, the Company entered into a sublease agreement (the "Sublease") with the consent of our landlord pursuant to which the Company will sublease the premises for a term commencing on April 1, 2024 and continuing until March 31, 2027 with the option to renew until the expiration of the Lease on March 31, 2030.

Through our annual assessment conducted in December 2023, we concluded that the Sublease triggered the need for a quantitative review of the carrying values of our operating lease right-of-use assets and resulted in an impairment charge for the year ended December 31, 2023.

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

Three Months Ended	2023		2022
	High	Low	High	Low
March 31	$0.30	$0.17	$1.60	$1.02
June 30	0.27	0.18	1.07	0.70
September 30	0.45	0.25	0.81	0.33
December 31	1.04	0.28	0.37	0.19

Shareholders of Record

As of March 25, 2024, based on inquiry, we had approximately 612 shareholders of record.

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

Divestitures

On September 15, 2023, we entered into and consummated a Stock Purchase Agreement with a buyer to sell 100% of the outstanding stock of our wholly owned subsidiary Neoteric Cosmetics, Inc. ("Neoteric). Effective June 30, 2023, and closed in July 2023, we sold the Alpha® Skin Care product line to a company that markets and distributes skin care products. Effective June 30, 2023, and closed in July 2023, we sold the BIZ® product line to a company that markets and distributes laundry products. On January 23, 2023, we sold the Scott's Liquid Gold® Wood Care and Scott's Liquid Gold® Floor Restore product lines to a company that markets and distributes wood care products. On December 15, 2022, we sold the Prell® brand to a company that markets and distributes natural hair and skincare products. We have reflected the operations of Neoteric, Alpha® Skin Care, BIZ®, Scott's Liquid Gold® and Prell® as discontinued operations for all periods presented.

See Note 3 - “Discontinued Operations” in the Notes to Consolidated Financial Statements for further information on the sale of these brands.

In conjunction with the sale of the Scott’s Liquid Gold® brand, as discussed below, the Company may continue to use names “Scott’s Liquid Gold” and “SLG” for up to eighteen months following the closing date of the agreement on January 23, 2023. Following this transitional name period, the Company will only be able to use the aforementioned names in connection with retaining records and other historical or archived documents and any use required by or permitted as a fair use or otherwise under applicable law.

Executive Overview

Our Business

Scott’s Liquid Gold-Inc. exists to positively impact consumers’ lives in the markets we serve and create shareholder value. We develop, market, and sell high-quality products to mass merchandisers, drugstores, supermarkets, hardware stores, e-commerce retailers, other retail outlets, and to wholesale distributors. Our long history has generated strong consumer and customer loyalty for our brands.

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

During 2023, the Company achieved objectives focused on optimization, cost reduction, and modernization of our business. These included (but were not limited to) the following:

•
Sales of assets with low margins or limited future growth potential to optimize our product portfolio;
•
Payoff debt and improving cash flows from operations through optimization of cost structure;
•
Restructure and consolidation of business departments to facilitate greater cross-functional teamwork and workplace efficiency; and
•
Identification and entry into the Merger Agreement with Horizon Kinetics to pursue increased value for shareholders.

Outlook

Looking forward, we are focused on both short- and long-term strategies that we believe will enhance our financial health and deliver shareholder value. The Company entered into the Merger Agreement with the purpose of creating meaningful shareholder value for all shareholders of the combined entity.

While the marketplace for household products has always been highly competitive, we expect that the category challenges and the level of competition will continue to rise. We believe that some of the trends in our business and industry could adversely affect our profitability, including the following:

•
Changes in national and international regulations;
•
Changes in policies or practices of some of our key retail customers;
•
Rapid growth of e-commerce and alternative retail channels; and
•
Inflationary impacts to the costs of products, transportation, and labor associated with our logistics and warehousing partners.

Results of Operations

	For the Year Ended December 31, (in thousands)
			Increase / (Decrease)
	2023	2022	$	%
Net sales	$3,403	$2,980	$423	14.2%
Cost of sales	1,956	1,607	349	21.7%
Gross profit	1,447	1,373	74	5.4%
Gross margin	42.5%	46.1%

Operating expenses:
Advertising	330	641	(311)	(48.5%)
Selling	1,528	2,928	(1,400)	(47.8%)
General and administrative	3,053	3,059	(6)	(0.2%)
Intangible asset amortization	180	232	(52)	(22.4%)
Impairment of long-lived assets	1,471	4,427	(2,956)	(66.8%)
Total operating expenses	6,562	11,287	(4,725)	(41.9%)
Loss from operations	(5,115)	(9,914)	4,799	48.4%

Interest income	68	-	68	100.0%
Interest expense	(145)	(141)	(4)	(2.8%)
Loss before income taxes and discontinued operations	(5,192)	(10,055)	4,863	48.4%
Income tax expense	(9)	(63)	54	85.7%
Loss from continuing operations	(5,201)	(10,118)	4,917	48.6%
Income from discontinued operations	5,581	1,267	4,314	340.5%
Net income (loss)	$380	$(8,851)	$9,231	104.3%

Net income changed primarily due to the following:

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
•
Impairment of long-lived assets and internal-use software.
•
Results from discontinued operations, which are disclosed in Note 3 to the Consolidated Financial Statements.

Liquidity and Capital Resources

Financing Agreements

Please see Note 6 to our Consolidated Financial Statements for information on our La Plata Loan Agreement, which was satisfied and terminated in July 2023, and our UMB Loan Agreement, which was satisfied and terminated in February 2023.

Liquidity and Changes in Cash Flows

At December 31, 2023, we had approximately $3,927 in cash on hand, an increase of $3,878 from December 31, 2022.

The following is a summary of cash provided by or used in each of the indicated types of activities:

	For the Year Ended December 31, (in thousands)
			Increase / (Decrease)
	2023	2022	$	%
Operating activities	$(861)	$(1,849)	$988	53.4%
Investing activities	8,243	338	7,905	2,338.8%
Financing activities	(3,504)	290	(3,794)	(1,308.3%)
•
Net cash used in operating activities was primarily related to our loss from continuing operations and partially offset by conversion of working capital from accounts receivable and reduction in finished goods inventories.
•
Net cash provided by investing activities was due to the sale of our Scott's Liquid Gold®, Biz®, Alpha®
Skin Care and Neoteric brands.
•
Net cash used in financing activities was from repayments and termination of our UMB and La Plata Loan Agreements.

The cash received from the sales of our BIZ® and Alpha® Skin Care brands in July 2023 was $3,700 and was partially used to pay off and terminate our La Plata Loan Agreement. Cash proceeds from the sale of Neoteric will be used to fund operations as we seek to grow our existing business while closing the Merger. While we believe that our current cash reserves represent sufficient cash to fund our operations, our liquidity has been affected by inflationary pressures at our customers which have caused sales decreases and higher costs on materials, logistics, and other purchases. We expect that our current cash reserves will be sufficient to meet operational cash needs during the next twelve months, but further economic impacts to our sales to customers or supply chain disruptions in the short-term could impact our liquidity.

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

Revenue Recognition

Our revenue recognition policy is significant because the amount and timing of revenue is a key component of our results of operations. See Note 1(k), “Revenue Recognition” in our Consolidated Financial Statements in Item 8 for additional discussion.

Long-Lived Assets

Long-lived assets are tested for impairment at the reporting unit level, which is the level at which discrete financial information is available and reviewed by management. For fiscal year 2023, the Company’s reporting units for impairment testing purposes were its individual components, which are differentiated by their product categories.

Determining the fair value of the Company’s reporting units for long-lived assets requires significant estimates and judgments by management. When a quantitative analysis is performed, the Company generally uses the income approach, which requires several estimates, including future cash flows consistent with management’s strategic plans, sales growth rates, and the selection of royalty rates and a discount rate. Estimating sales growth rates requires significant judgment by management in areas such as future economic conditions, category growth rates, product pricing, consumer tastes and preferences and future expansion expectations. In selecting an appropriate royalty rate, the Company considers recent market transactions for similar brands and products. In determining an appropriate discount rate, the Company considers the current interest rate environment and its estimated cost of capital. Other qualitative factors the Company considers, in addition to those quantitative measures discussed above, include assessments of general macroeconomic conditions, industry-specific considerations and historical financial performance. The Company generally engages a third-party valuation firm to assist it in determining the fair value of intangible assets acquired in business combinations.

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

Through our assessments, we concluded that the changes in circumstances in these reporting units triggered the need for a quantitative review of the carrying values of long-lived assets and resulted in following impairment charges to certain reporting units during the year ended December 31, 2023 and 2022:

	2023				2022
	Operating lease right-of-use assets	Intangible Assets	Goodwill	Total	Operating lease right-of-use assets	Intangible Assets	Goodwill	Total
All-Purpose	$-	$-	$-	$-	$-	$2,717	$1,710	$4,427
Corporate	858	613	-	1,471	-	-	-	-
	$858	$613	$-	$1,471	$-	$2,717	$1,710	$4,427

Inventories Valuation

Our inventory valuation policy is significant because the costs and valuation of slow-moving or obsolete inventories are key components of our results of operations. See Note 1(f), “Inventories Valuation” in our Consolidated Financial Statements in Item 8 for additional discussion.

Income Taxes

Our income taxes policy is significant because our estimate for taxes is a key component of our results of operations. See Note 1(j), “Income Taxes” in our Consolidated Financial Statements in Item 8 for additional discussion.

Recently Issued Accounting Standards

For information on recently issued accounting standards, see Note 1(p), “Recently Issued Accounting Standards,” to our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Scott's Liquid Gold-Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Scott’s Liquid Gold-Inc. and subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

Impairment of right of use assets

Description of the Matter

As discussed in Note 7, the Company reviews its right-of-use assets (“ROU assets”) for impairment whenever events or changes in circumstances indicate that the carrying value of ROU assets may not be recoverable, including when there is an adverse change in the extent or manner in which a long-lived asset group is being used. The Company considered a triggering event occurred related to ROU assets associated with a specific lease as the Company closed its operations in the leased premises and then subleased the location. The Company concluded that the carrying value of the ROU asset will not be recovered based on expected undiscounted future cash flows, and accordingly an impairment loss was recorded to reduce the ROU asset to its fair value. This resulted in a non-cash impairment charge of $858,000 and a post impairment carrying value of the ROU asset of $1.4 million for the year ended December 31, 2023.

Auditing the Company’s recoverability test for right of use assets was challenging due to subjective estimates and assumptions used by the Company to determine the undiscounted cash flows associated with the lease and its determined fair value. The estimate of undiscounted cash flows and fair value was subject to higher estimation uncertainty due to management’s judgments over significant assumptions, including future sublease income. Changes in these significant assumptions could have a significant effect on the undiscounted cash flows and fair value of the ROU asset.

How We Addressed the Matter in Our Audit

Our audit procedures over the Company’s impairment assessment for this ROU asset included, among others,

•
Obtaining an understanding of management’s process of identifying events or circumstances that may indicate the carrying amount of the right of use asset may not be recoverable.
•
Evaluating the completeness and accuracy of data used in the projected cash flow model and related fair value discounted cash flow model,
•
Assessing the reasonableness of significant assumptions in the cash flow models, including projected sublease income, current market rental market in the geographic area, assessing the lease rate used in company’s calculations of the fair value of the sublease.
•
Recalculating the impairment recorded based on the excess of the carrying value of the right of use asset over its estimated fair value as of December 31, 2023.

Assessment of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 2 to the financial statements, for the year ended December 31, 2023 the Company had cash of $3.9 million, working capital of $4 million and shareholders’ equity $3.3 million. Management evaluated the Company’s liquidity within one year after the date of issuance of the consolidated financial statements to determine if there is substantial doubt about the Company’s ability to continue as a going concern. Management has concluded that, based on its current plans and projections, the Company will be able to satisfy its liquidity requirements for more than one year from when these financial statements were issued. In the preparation of the liquidity assessment, management applied judgment to estimate the projected cash flows of the Company, including the following: (i) projected cash outflows, (ii) projected cash inflows, and (iii) other quantitative factors of the Company’s business including a potential sale of the Company.

We identified management’s evaluation of the Company’s ability to continue as a going concern and related disclosures as a critical audit matter due to the significant judgments and assumptions used by management in preparing the Company’s forecasted cash flows and the risk of bias in management’s judgments and assumptions in estimating these cash flows. Auditing these judgments and assumptions required a high degree of auditor judgment and increased auditor effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•
We obtained management’s cash flow forecasts covering the going concern assessment period and evaluated the reasonableness of the cash flow forecast by comparing it to historical operating results
•
We evaluated Managements assumptions in the preparing these forecasts and examined the underlying evidence.
•
We performed sensitivity analyses on the projected revenue and operating margins used in the Company’s cash flow projections to evaluate the impact on the conclusions reached by management.
•
We evaluated the adequacy of management’s disclosure in the financial statements regarding the Company’s liquidity by comparing to other audit evidence obtained to determine whether such information is consistent with the Company’s liquidity disclosure

Emphasis of a Matter

As discussed in Note 13 to the financial statements, on December 19, 2023, the Company entered into the Merger Agreement. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, upon obtaining the requisite shareholder approval, the Company will be merged with another company, whereby, with the other company being the surviving entity. Our opinion is not modified with respect to this matter.

We have served as the Company’s auditor since 2023.

/s/ Weinberg & Company, P.A.

Los Angeles, California

March 26, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Scott’s Liquid Gold-Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Scott’s Liquid Gold-Inc. (the “Company”) as of December 31, 2022, the related statements of operations, stockholders' equity, and cash flows for each of the year in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

The accompanying 2022 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has experienced cash used from operations in excess of its current cash position, and has an accumulated deficit, which raised substantial doubt about its ability to continue as a going concern as of December 31, 2022 as assessed at March 29, 2023. Management’s plans in regard to these matters are also described in Note 2. The 2022 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We served as the Company’s auditor from 2003 to 2023.

/s/ Plante & Moran, PLLC

Broomfield, Colorado

March 29, 2023 except for discontinued operations as disclosed in Note 3 as to which the date is March 26, 2024

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended
	December 31,
	2023	2022
Net sales	$3,403	$2,980
Cost of sales	1,956	1,607
Gross profit	1,447	1,373

Operating expenses:
Advertising	330	641
Selling	1,528	2,928
General and administrative	3,053	3,059
Intangible asset amortization	180	232
Impairment of long-lived assets	1,471	4,427
Total operating expenses	6,562	11,287
Loss from operations	(5,115)	(9,914)

Interest income	68	-
Interest expense	(145)	(141)
Loss before income taxes and discontinued operations	(5,192)	(10,055)
Income tax expense	(9)	(63)
Loss from continuing operations	(5,201)	(10,118)
Income from discontinued operations	5,581	1,267
Net income (loss)	$380	$(8,851)

Basic and diluted net loss per common shares:
Loss from continuing operations	$(0.40)	$(0.79)
Income from discontinued operations	$0.43	$0.09
Net income (loss)	$0.03	$(0.70)

Weighted average shares outstanding:
Basic and diluted	12,927	12,758

See accompanying notes to these Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except par value amounts)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash	$3,677	$49
Restricted cash	250	-
Accounts receivable, net	307	1,730
Due from buyers	145	103
Inventories	365	775
Income taxes receivable	-	239
Prepaid expenses	207	243
Assets of discontinued operations	-	4,261
Total current assets	4,951	7,400

Intangible assets, net	-	793
Operating lease right-of-use assets	1,376	2,491
Other assets	40	47
Total assets	$6,367	$10,731

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$544	$1,407
Accrued expenses	19	311
Current portion of long-term debt, net of debt issuance costs	-	3,384
Operating lease liabilities, current portion	291	270
Total current liabilities	854	5,372

Operating lease liabilities, net of current	2,221	2,512
Other liabilities	27	27
Total liabilities	3,102	7,911

Shareholders’ equity:
Preferred Stock, no par value, authorized 20,000 shares; no shares issued and outstanding	-	-
Common Stock; $0.10 par value, authorized 50,000 shares; issued and outstanding 13,006 shares (2023) and 12,797 shares (2022)	1,301	1,280
Capital in excess of par	7,956	7,912
Accumulated deficit	(5,992)	(6,372)
Total shareholders’ equity	3,265	2,820
Total liabilities and shareholders’ equity	$6,367	$10,731

See accompanying notes to these Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common Stock
	Shares	Amount	Capital in Excess of Par	(Accumulated Deficit) Retained Earnings	Total
Balance, January 1, 2022	12,727	$1,273	$7,789	$2,479	$11,541
Stock-based compensation	-	-	89	-	89
Restricted stock unit vesting	70	7	34	-	41
Net loss	-	-	-	(8,851)	(8,851)
Balance, December 31, 2022	12,797	$1,280	$7,912	$(6,372)	$2,820
Stock-based compensation	200	20	43	-	63
Restricted stock unit vesting	9	1	1	-	2
Net income	-	-	-	380	380
Balance, December 31, 2023	13,006	$1,301	$7,956	$(5,992)	$3,265

See accompanying notes to these Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$380	$(8,851)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	326	622
(Gain) loss on disposal of discontinued operations	(4,565)	155
Stock-based compensation	65	130
Impairment of inventories	-	461
Impairment of long-lived assets	1,471	5,172
Change in operating assets and liabilities:
Accounts receivable	1,423	1,786
Inventories	967	194
Prepaid expenses and other assets	1	82
Income taxes receivable	239	81
Accounts payable, accrued expenses, and other liabilities	(1,168)	(1,681)
Total adjustments to net income (loss)	(1,241)	7,002
Net cash used in operating activities	(861)	(1,849)

Cash flows from investing activities:
Purchase of software	-	(142)
Proceeds from sale of discontinued operations	8,243	480
Net cash provided by investing activities	8,243	338

Cash flows from financing activities:
Proceeds from term loans	250	-
Repayments on term loans	(1,250)	(2,000)
Proceeds from revolving credit facility	2,795	25,816
Repayments of revolving credit facility	(5,299)	(23,526)
Net cash (used in) provided by financing activities	(3,504)	290

Net increase (decrease) in cash and restricted cash	3,878	(1,221)

Cash and restricted cash, beginning of period	49	1,270
Cash and restricted cash, end of period	$3,927	$49

Supplemental disclosures:
Cash paid during the period for interest	$132	$316

See accompanying notes to these Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except per share data)

Note 1. Organization and Summary of Significant Accounting Policies

(a) Company Background

Scott’s Liquid Gold-Inc., a Colorado corporation was incorporated on February 15, 1954. Scott’s Liquid Gold-Inc. and its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our,” or “us”) develop, market and sell high quality products. Our business is comprised of one household products segment.

On December 19, 2023, Scott’s Liquid Gold-Inc. (the “Company”), Horizon Kinetics LLC (“Horizon Kinetics”) and HKNY ONE, LLC, a wholly-owned subsidiary of the Company (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for the acquisition of Horizon Kinetics by the Company. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, upon obtaining the requisite shareholder approval, (i) the Company will convert from a Colorado to a Delaware corporation, increase its authorized shares of common stock and change its name and (ii) Merger Sub will be merged with and into Horizon Kinetics, with Horizon Kinetics being the surviving entity (collectively, the "Merger").

(b) Principles of Consolidation

Our Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

On September 15, 2023, we entered into and consummated a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Neoteric Beauty Holdings, LLC, a Delaware limited liability company (the “Neoteric Buyer”), pursuant to which the Company agreed to sell 100% of the outstanding stock of our wholly owned subsidiary Neoteric Cosmetics, Inc. (“Neoteric”) to the Neoteric Buyer. Neoteric owned and operated the Denorex®, Zincon®, and Neoteric Diabetic Skin Care® brands. We have reflected the operations of the Neoteric brands as discontinued operations for all periods presented. The Neoteric brands were previously classified under our health and beauty care products segment. See Note 3 for further information.

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

Effective June 30, 2023 we entered into, and in July 2023 closed, a purchase agreement with a buyer, pursuant to which we agreed to sell all of our right, title and interest in and to certain assets of the BIZ® brand. We have reflected the operations of the BIZ® brand as discontinued operations for all periods presented. The BIZ® product line was previously classified under our household products segment. See Note 3 for further information.

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

(c) Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain previously reported financial information related to executive salaries in the amount of $273 for the year ended December 31, 2022 has been reclassified from selling expenses to general and administrative expenses to conform to the current year’s presentation.

(d) Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts in our financial statements of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, the realization of deferred tax assets, reserves for slow moving and obsolete inventory, customer returns and allowances, intangible asset useful lives and amortization method, future cash flows associated with impairment testing of goodwill, right of use and other long-lived assets, assumptions used in stock-based compensation, and realization of deferred tax assets. Actual results could differ from our estimates.

(e) Cash and Restricted Cash

Cash and restricted cash consist of the following:

	December 31, 2023	December 31, 2022
Cash	$3,677	$49
Restricted Cash	250	-
	$3,927	$49

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

In accordance with our accounting policy for impairment of long-lived assets, operating lease right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group to which the operating lease right-of-use asset is assigned may not be recoverable. We evaluate the recoverability of the asset group based on forecasted undiscounted cash flows. See Note 7 “Leases” for additional information on our leases, including the operating lease right-of-use asset impairment charges recorded during the year ended December 31, 2023.

(h) Goodwill and Intangible Assets

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

Internal-use software costs recognized as an intangible asset relates to capitalizable costs of computer software obtained for internal-use as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40-30-1. All other internal-use software costs are expensed as incurred by the Company. In the second quarter of 2022, our internal-use software was implemented for its intended use with an estimated useful life of five years. Amortization expense is recorded on a straight-line basis and is included in general and administrative expenses on the Consolidated Statements of Operations. During the year ended December 31, 2023, as part of our annual assessment of the recoverability of goodwill and intangible assets, we determined that the carrying value of the internal-use software would not be recoverable and recorded an impairment charge. See Note 5 “Goodwill and Intangible Assets” for additional information.

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

Customer allowances for trade promotions and allowance for doubtful accounts at December 31 were as follows:

	2023	2022
Trade promotions	$41	$46
Allowance for doubtful accounts	9	9
	$50	$55

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

The Company issues restricted stock unit ("RSUs") awards with restrictions that lapse upon the passage of time (service vesting) and satisfaction of market conditions targeted to our Company’s stock price. For those RSU awards with only service vesting, the Company recognizes compensation cost on a straight-line basis over the service period. For awards with both market and service conditions, the Company starts recognizing compensation cost over the requisite service period, with the effect of the market conditions reflected in the calculation of the award's fair value at grant date. The Company values awards with only service vesting requirements based on the grant date share price. The Company values awards with market and service conditions using a Monte Carlo simulation. The Company determines the requisite service period for awards with both market and service conditions based on the longer of the explicit service period and the derived service period. Stock awards that contain market vesting conditions are included in the computations of diluted earnings per share reflecting the average number of shares that would be issued based on the highest 30-day average market price at the end during the reporting periods, if their effect is dilutive. If the condition is based on an average of market prices over some period of time, the corresponding average for the period is used.

(n) Operating Costs and Expenses Classification

Cost of sales includes costs associated with purchasing finished goods from contract manufacturers, labor, freight-in, quality control, repairs, maintenance, and other indirect costs. We classify freight-out as selling expenses. Other selling expenses consist primarily of costs for sales and sales support personnel, brokerage commissions and promotional costs. Freight-out costs included in selling expenses totaled $228 and $162, for the years ended December 31, 2023 and 2022, respectively.

General and administrative expenses consist primarily of wages and benefits associated with management and administrative support departments, business insurance costs, professional fees, office facility related expenses and other general support costs.

On April 29, 2021, the Company announced that Mark E. Goldstein, the President and Chief Executive Officer of the Company and a member of the Board of Directors, retired effective as of April 26, 2021. In connection with Mr. Goldstein’s retirement, the Company and Mr. Goldstein entered into a Separation Agreement, Waiver and Release (the “Separation Agreement”), pursuant to which the Company will pay Mr. Goldstein $720 in severance payments (equal to 18 months base salary) over a period of 30 months and reimbursement for the costs of continuing health benefits for a period of 18 months. Severance costs of $805 were recognized and are included in general and administrative expenses. Final payments associated with the Separation Agreement were satisfied in the fourth quarter of 2023. Accrued severance costs are included in accrued expenses on the Consolidated Balance Sheets as of December 31, 2022.

(o) Supplier Finance Programs

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

During 2022, we entered into an agreement with a third-party financial institution and an agreement with an insurance agency which allows us to obtain extended payment terms for our insurance policies. The insurance policies can be canceled by the Company at any time with 10 days’ notice. The financial institution may cancel this agreement after providing 10 days’ notice if the Company does not pay any installment payment according to the terms of the agreement. We do not provide any forms of guarantees under these agreements. Payments of our obligations are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Outstanding confirmed amounts are $0 and $218 as of December 31, 2023 and December 31, 2022, respectively, which will be recognized on the Consolidated Financial Statements as payments are due.

(p) Recently Issued Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740) Improvements to Income Tax Disclosures" ("ASU 2023-09") enhancing the transparency and decision usefulness of income tax disclosures. ASU 2023-09 addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments in ASU 2023-09 are applied on a prospective basis, though retrospective application is permitted. We are in the process of evaluating its impact on our Consolidated Financial Statements and related disclosures.

Other recent accounting pronouncements and guidance issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Note 2. Liquidity

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Primarily due to a decline in net sales, disruption of our international sales to China, and increases in costs associated with the manufacture and distribution of our products, the Company sustained significant losses from operations in several reporting periods since 2019, had experienced cash used in operations in excess of its current cash position, and had an accumulated deficit as of December

31, 2022. As such, the Company previously believed at December 31, 2022 that it would require additional liquidity to continue its operations over the next 12 months.

As a result of the sales of our various brands as disclosed in Note 3 to the Consolidated Financial Statements, we fully repaid all long-term debt, and as of December 31, 2023, have a cash balance of $3,927, working capital of $4,097, and shareholders’ equity of $3,265. While, absent any other actions, our operating activities are still expected to result in negative cash flows, we now expect to have enough liquidity to finance operations for the next 12 months. Management has implemented actions to reduce the Company’s operating expenses through asset sales, consolidation of vendors, personnel reductions, and will continue to pursue additional actions to further reduce operating losses. In addition, the Company has entered into the Merger Agreement with Horizon Kinetics, which is expected to significantly change the nature of our operations (see Note 13 "Subsequent Events").

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing, or grant unfavorable terms in licensing future licensing agreements.

Note 3. Discontinued Operations

Neoteric Cosmetics, Inc.

On September 15, 2023, we entered into and consummated a Stock Purchase Agreement with Neoteric Beauty Holdings, LLC, a Delaware limited liability company, pursuant to which the Company agreed to sell 100% of the outstanding stock of our wholly owned subsidiary Neoteric Cosmetics, Inc. ("Neoteric") to the Neoteric Buyer. Neoteric owned and operated the Denorex®, Zincon®, and Neoteric Diabetic Skin Care® brands. The closing consideration paid to the Company was $1,750, with an initial deposit of $175 paid on September 5, 2023. The operations of the Neoteric brands have been classified as income from discontinued operations for all periods presented. As part of the Stock Purchase Agreement, we agreed to maintain at least $250 in accounts at our primary bank for a period of nine months following closing which is designated as restricted cash on the Consolidated Balance Sheets. Concurrent with the entry into the Stock Purchase Agreement, the Company entered into a transition services agreement with the Neoteric Buyer where both parties would perform certain identified services related to the operations of the brands contemplated in the Stock Purchase Agreement. This transition services agreement has a term of 90 days which can be extended by the Neoteric Buyer for up to three additional 30 day periods or extended as consented by both parties.

Alpha® Skin Care

Effective June 30, 2023, we entered into, and in July 2023 we closed, a purchase agreement with a buyer, pursuant to which we agreed to sell all of our right, title and interest in and to certain assets of the Alpha® Skin Care brand. The Company received payments of $2,500 and $200 in July 2023 and August 2023, respectively, representing total consideration for the sale of the Alpha Skin Care brand in the amount of $2,700. The operations of Alpha® have been classified as income from discontinued operations for all periods presented. Concurrent with the entry into the Alpha® Purchase Agreement, the Company entered into a transition services agreement with the buyer where both parties would perform certain identified services related to the operations of the brands contemplated in the Alpha® Purchase Agreement. This transition services agreement had a term of 90 days which could be extended by the buyer for up to three additional 30 day periods or extended as consented by both parties, and concluded in accordance with the end of its term during the first quarter of 2024.

BIZ®

Effective June 30, 2023, we entered into, and in July 2023 we closed, a purchase agreement with a buyer, pursuant to which we agreed to sell all of our right, title and interest in and to certain assets of the BIZ® brand. The transactions contemplated by the BIZ® Purchase Agreement were consummated on July 7, 2023. The total consideration paid to us was $1,000, plus an amount equal to the value of the BIZ® inventory, valued at $946 as of the effective date of the agreement, subject to post-close adjustment. The operations of BIZ® have been classified as income from discontinued operations for all periods presented. Concurrent with the entry into the BIZ® Purchase Agreement, the Company entered into a transition services agreement with the buyer where both parties would perform certain identified services related to the operations of the brands contemplated in the BIZ® Purchase Agreement. This transition services agreement had a term of 90 days which could be extended by the buyer for up to three additional 30 day periods or extended as consented by both parties, and was concluded in accordance with the end of its term on December 31, 2023.

Scott's Liquid Gold® Wood Care and Scott's Liquid Gold® Floor Restore

On January 23, 2023, we entered into an asset purchase agreement with a buyer, pursuant to which we agreed to sell all of our right, title and interest in and to certain assets of the Scott's Liquid Gold® Wood Care and Scott's Liquid Gold® Floor Restore product lines. The total consideration paid to us was $800, plus an amount equal to the value of the Scott's Liquid Gold® Wood Care and Scott's Liquid Gold® Floor Restore inventory of $1,136, subject to post-close adjustment. The Company may continue to use the name “Scott’s Liquid Gold” and “SLG” in a manner consistent with all past and current practices for a period of eighteen months following the closing date of the asset purchase agreement, at which point the Company may only use the aforementioned names in connection with retaining records and other historical documentation. Concurrent with the entry into the asset purchase agreement, the Company entered into a transition services agreement with the buyer where both parties would perform certain identified services related to the operations of the brands contemplated in the asset purchase agreement, and was concluded in accordance with the end of its term on July 22, 2023.

Additionally, the buyer will pay a royalty equal to 2% of gross sales for two years after the closing date (the "Scott's Liquid Gold® Royalty"). The Scott's Liquid Gold® Royalty resulted in recognition of a gain upon the sale of assets. Because the Scott's Liquid Gold® Royalty is variable consideration and is contingent on the outcome of future events that are largely outside of the Company’s control, the variable consideration from the Scott's Liquid Gold® Royalty was initially fully constrained and no amount was included in the results from discontinued operations. During the year ended December 31, 2023, we assessed the variable consideration and concluded that the volatility of external factors continue to exist and, as a result, consideration for the Scott's Liquid Gold® Royalty continues to be recognized as received from the buyer. The constraint on the variable consideration will be reassessed at each subsequent reporting period. We have reflected the operations of the Scott's Liquid Gold® product lines as discontinued operations.

Prell®

On December 15, 2022, we entered into an asset purchase agreement with a buyer, pursuant to which we agreed to sell to all of our right, title and interest in and to certain assets of the Prell® product line. The total consideration paid to us was $150, plus an amount equal to the value of the Prell® inventory of $330, subject to post-close adjustment. Additionally, the buyer will pay a royalty equal to 3% of collections on net sales for four years after the closing date (the “Prell® Royalty”). The Prell® Royalty resulted in recognition of a gain upon the sale of assets. Because the Prell® Royalty is variable consideration and is contingent on the outcome of future events that are largely outside of the Company’s control, the variable consideration from the Prell® Royalty was initially fully constrained and no amount was included in the results from discontinued operations. During the year ended December 31, 2023, we assessed the variable consideration and concluded that the volatility of external factors continue to exist and, as a result, consideration continues to be recognized as received from the buyer. The constraint on the variable consideration will be reassessed at each subsequent reporting period. We have reflected the operations of the Prell® product line as discontinued operations. Concurrent with the entry into the asset purchase agreement, the Company entered into a transition services agreement with the buyer where both parties would perform certain identified services related to the operations of the brands contemplated in the asset purchase agreement and was concluded in accordance with the end of its term on June 15, 2023.

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

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Loss from Discontinued Operations in the Consolidated Statements of Operations for the years ended December 31:

	2023
	Neoteric	Alpha®	BIZ®	Scott's Liquid Gold®	Prell®	Total
Net sales	$2,173	$851	$2,283	$114	$6	$5,427
Cost of sales	1,164	284	1,577	76	72	3,173
Gross profit	1,009	567	706	38	(66)	2,254

Operating expenses:
Advertising	-	55	1	-	-	56
Selling	342	141	436	28	-	947
General and administrative	47	22	12	22	-	103
Intangible asset amortization	14	-	12	-	-	26
Income (loss) from discontinued operations	606	349	245	(12)	(66)	1,122
Gain on sale of discontinued operations	1,501	1,585	692	787		4,565
Interest expense	-	-	(88)	(18)	-	(106)
Income (loss) from discontinued operations	$2,107	$1,934	$849	$757	$(66)	$5,581

	2022
	Neoteric	Alpha®	BIZ®	Scott's Liquid Gold®	Prell®	Total
Net sales	$2,606	$2,232	$4,680	$4,072	$3,140	$16,730
Cost of sales	1,265	1,312	3,437	1,838	1,977	9,829
Gross profit	1,341	920	1,243	2,234	1,163	6,901

Operating expenses:
Selling	471	529	1,467	807	832	4,106
General and administrative	-	-	-	-	14	14
Intangible asset amortization	46	-	74	-	47	167
Impairment of long-lived assets	194	-	551	-	-	745
Income (loss) from discontinued operations	630	391	(849)	1,427	270	1,869
Loss on sale of discontinued operations	-	-	-	-	(155)	(155)
Interest expense	-	-	(176)	(217)	(54)	(447)
Income (loss) from discontinued operations	$630	$391	$(1,025)	$1,210	$61	$1,267

The following table presents the cash flows from discontinued operations for the years ended December 31:

	2023	2022
Net cash provided by operating activities - discontinued operations	$1,599	$2,271
Net cash provided by investing activities - discontinued operations	$8,243	$480

There were no capital expenditures, depreciation expense, or significant operating and investing noncash items related to discontinued operations during the years ended December 31, 2023 and 2022, respectively.

Reconciliation of Major Classes of Assets of the Discontinued Operations to Amounts Presented Separately in the Consolidated Balance Sheets as of:

	December 31, 2022
	Neoteric	Alpha®	BIZ®	Scott's Liquid Gold®	Total
Assets
Current assets:
Inventories	$322	$1,268	$1,092	$1,235	$3,917

Intangible assets, net	113	-	231	-	344
Assets of discontinued operations	$435	$1,268	$1,323	$1,235	$4,261

There were no assets of discontinued operations related to Prell® in the above table. There were no assets of discontinued operations related to Neoteric, Alpha®, BIZ®, Scott's Liquid Gold®, or Prell® as of December 31, 2023.

The following summarizes the carrying values of assets and the resulting in the gain on sale of discontinued operations associated with Neoteric, Alpha®, BIZ®, Scott's Liquid Gold®, and Prell® at the date of disposition:

	Year Ended December 31, 2023					Year Ended December 31, 2022
	Neoteric	Alpha®	BIZ®	Scott's Liquid Gold®	Total	Prell®	Total
Inventories	$150	$1,115	$946	$1,149	$3,360	$330	$330

Trade names	59	-	145	-	204	152	152
Formulas	40	-	71	-	111	153	153
Non-compete agreement	-	-	3	-	3	-	-
Intangible assets, net	99	-	219	-	318	305	305

Proceeds from sale	1,750	2,700	1,857	1,936	8,243	480	480
Gain (loss) on sale of discontinued operations	$1,501	$1,585	$692	$787	$4,565	$(155)	$(155)

Note 4. Inventories

Inventories, consisting of materials, labor and overhead at December 31 were comprised of the following:

	2023	2022
Finished goods	$365	$677
Raw materials	-	98
	$365	$775

Note 5. Goodwill and Intangible Assets

There were no carrying amounts of goodwill as of and during the year ended December 31, 2023. The changes in the carrying amount of goodwill by reporting unit for the fiscal years ended December 31, 2022 were as follows:

All-Purpose
Balance, January 1, 2022	$1,710
Additions	-
Impairment	(1,710)
Balance, December 31, 2022	$-

Intangible assets consisted of the following:

	As of December 31, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets:
Internal-use software	$-	$-	$-	$898	$105	$793

The change in the net carrying amounts of intangible assets during 2023 was primarily due to the impact of impairment charges related to internal-use software in our reporting units more fully described below and amortization expense. Amortization expense for the years ended December 31, 2023 and 2022 was $179 and $232, respectively. There is no estimated amortization expense for 2024 and subsequent years.

During the year 2023, we continued to experience a significant decline in our stock price and market capitalization and revised internal forecasts relating to all reporting units due to sales of brands, which resulted in an impairment charge to our internal use software in our Corporate reporting unit through our annual assessments conducted on December 31, 2023, we concluded that the changes in circumstances in this reporting unit triggered the need for a quantitative review of the carrying values of the intangible assets and resulted in impairment charges to our Corporate reporting unit.

During the second quarter of 2022, we experienced a significant decline in our stock price and market capitalization and revised internal forecasts relating to all reporting units due to inflationary related pressures at our customers which have caused sales decreases, which resulted in impairment charges to goodwill and certain intangible assets in our All-Purpose reporting unit. We made revisions to the internal forecasts relating to all reporting units during the fourth quarter of 2022 due primarily to the sale of our Prell® brand as well as the impact of rising costs associated with the manufacture and distribution of our products. Through our annual assessments conducted on December 31, 2022, we concluded that the changes in circumstances in these reporting units triggered the need for a quantitative review of the carrying values of goodwill and certain intangible assets and resulted in an impairment charge to our All-Purpose reporting unit.

During the years ended December 31, 2023 and 2022, we incurred the impairment charges to the following reporting units:

	2023				2022
	Operating lease right-of-use assets	Intangible Assets	Goodwill	Total	Operating lease right-of-use assets	Intangible Assets	Goodwill	Total
All-Purpose	$-	$-	$-	$-	$-	$2,717	$1,710	$4,427
Corporate	858	613	-	1,471	-	-	-	-
	$858	$613	$-	$1,471	$-	$2,717	$1,710	$4,427

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

Note 6. Long-Term Debt and Line-of-Credit

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

The UMB Loan Agreement was terminated on February 27, 2023 and the revolving credit facility was paid in full on February 28, 2023. The loans were secured by all of the assets of the Company and its subsidiaries. Unamortized loan costs were $0 and $100 as of December 31, 2023 and December 31, 2022, respectively. Amortization of loan costs for the year ended December 31, 2023 was $100, including $83 that were expensed as a result of the termination of the UMB Loan Agreement. Amortization of loan costs for the year ended December 31, 2022 was $197.

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

Unamortized loan costs were $0 and $20 as of December 31, 2023 and December 31, 2022, respectively. Amortization of loan costs for the year ended December 31, 2023 and 2022 were $20 and $21, respectively.

On July 7, 2023, the La Plata term loans were paid in full and the La Plata Loan Agreement was terminated.

Note 7. Leases

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

As part of our continued cost savings initiative in response to negative future recurring cash flows, on November 29, 2023, the Company entered into a sublease agreement with a third party, effective April 1, 2024 through March 31, 2027, with an option to extend through the remainder of the lease term in March 2030. The sublease calls for annual base rent of $280 for the first year with increases of approximately 2.5% each year thereafter. This action caused us to assess the carrying value of our operating lease right-of-use asset compared to the undiscounted cash flows of the sublease and resulted in recording an impairment expense during the fourth quarter of 2023 in the amount of $858. The operating lease impairment charges reduce the carrying value of the associated right of use asset to the estimated fair value. There was no impairment charge to the operating lease right-of-use asset during the year ended December 31, 2022.

Information related to leases was as follows:

	2023	2022
Operating lease information:
Operating lease cost	$406	$400
Operating cash flows from operating leases	406	400
Net assets obtained in exchange for new operating lease liabilities	-	-

Weighted average remaining lease term in years	6.92	7.92
Weighted average discount rate	5.1%	5.1%

Future minimum annual lease payments are as follows:

2024	413
2025	420
2026	427
2027	434
2028	441
Thereafter	864
Total minimum lease payments	$2,999
Less imputed interest	(487)

Total operating lease liability	$2,512

Note 8. Income Taxes

The provision for income tax attributable to continuing operations for the years ended December 31 is as follows:

	2023	2022
Current provision:
Federal	$(1)	$63
State	10	-
Total current provision	9	63
Deferred provision:
Federal	-	-
State	-	-
Total deferred provision	-	-
Provision:
Federal	(1)	63
State	10	-
Total provision	$9	$63

The current tax provision related to discontinued operations for the years ended December 31, 2023 and 2022 was $0 and $58, respectively. The deferred tax benefit related to discontinued operations for the years ended December 31, 2023 and 2022 was $0 and $45, respectively. These amounts are combined with amounts related to continuing operations on the Consolidated Statements of Cash Flows.

Income tax expense at the statutory tax rate is reconciled to the overall income tax expense for the years ended December 31 as follows:

	2023	2022
Federal income tax from continuing operations at statutory rates	$(1,090)	$(2,129)
State income taxes, net of federal tax effect	(64)	(89)
Permanent differences	-	-
Rate difference in NOL Carryback	-	57
Other	(77)	22
Change in state tax rate	-	149
Income taxes from discontinued operations	-	-
Change in valuation allowance	1,240	2,053
Provision for income taxes	$9	$63

The effective tax rate for the years ended December 31, 2023 and 2022 was (.18%) and (.62%) respectively, which can differ from the statutory income tax rate due to various factors, including the establishment and change in a valuation allowance. During the year ended 2021, the Company established a valuation allowance on our deferred tax asset, which is reflected in income tax expense on the Consolidated Statements of Operations. The valuation allowance represents our determination that, more likely than not, we will be unable to realize the value of such assets at this time due to the uncertainty of future profitability.

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. The net deferred tax assets and liabilities as of December 31, 2023 and 2022 are comprised of the following:

	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$3,885	$2,744
Accounts receivable	30	20
Inventories	31	173
Accrued vacation and bonus	4	67
Intangibles and Goodwill	395	335
Operating lease liabilities	554	610
Other	264	231
Total deferred tax assets	5,163	4,180
Deferred tax liabilities:
Operating lease right-of-use assets	(303)	(546)
Prepaid expenses	(8)	(22)
Total deferred tax liabilities	(311)	(568)
Net deferred tax asset, before allowance	4,852	3,612

Valuation allowance	(4,852)	(3,612)
Net deferred tax asset	$-	$-

Net operating losses and tax credit carryforwards as of December 31, 2023 are as follows:

		Expiration Years
Net operating losses, federal (After December 31, 2017)	$17,531	Do not expire
Net operating losses, state (After December 31, 2017)	$3,481	Do not expire
Tax credits, federal	$8	2042

The Company’s ability to utilize its net operating loss (“NOL”) carryforwards may be substantially limited due to ownership changes that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively. Further, if the Company experiences such an ownership change and does not satisfy certain requirements in Section 382 of the Code to continue its business enterprise (which generally requires that the Company continue its historic business or use a significant portion of its historic business assets in a business for the two-year period beginning on the date of the ownership change), its NOL carryforwards may be disallowed, subject to certain exceptions. In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the outstanding stock of a company by certain stockholders or public groups.

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

A valuation allowance has been provided as there is uncertainty that the deferred tax assets will be realized. The valuation allowance as of December 31, 2023 and 2022, respectively, primarily relates to net operating loss carryforwards, goodwill, and intangible assets.

Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. As we had no uncertain tax benefits during 2023 and 2022, we had no accrued interest or penalties related to uncertain tax positions in either year.

We are subject to the following material taxing jurisdictions: United States and Colorado. The tax years that remain open to examination by the Internal Revenue Service are 2020 and years thereafter. The tax years that remain open to examination by the State of Colorado are 2019 and years thereafter.

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

During 2023 and 2022, we did not grant any options to acquire shares of our common stock.

Compensation cost related to stock options recognized in operating results (included in general and administrative expenses) totaled $0 and $10 for the years ended December 31, 2023 and 2022, respectively. Approximately $0 of total unrecognized compensation costs related to non-vested stock options is expected to be recognized over the next two years, depending on the vesting provisions of the options. There was no tax benefit from recording the non-cash expense as it relates to the options granted to employees, as these were qualified stock options which are not normally tax deductible.

Compensation cost related to RSUs totaled $25 and $79 for the year ended December 31, 2023 and 2022, respectively. Approximately $24 of total unrecognized compensation costs related to non-vested RSUs is expected to be recognized over the next year.

Stock option activity under the 2015 Plan is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
2015 Plan
Maximum number of shares under the plan	2,000
Outstanding, December 31, 2021	307	$1.80	2.6 years	45
Granted	-	$-
Exercised	-	$-
Cancelled/Expired	(158)	$2.08
Outstanding, December 31, 2022	149	$1.42	2.7 years	45
Exercisable, December 31, 2022	149	$1.32	2.7 years	45
Available for issuance, December 31, 2022	1,851
Granted	-	$-
Exercised	-	$-
Cancelled/Expired	(137)	$1.41
Outstanding, December 31, 2023	12	$1.61	2.8 years	-
Exercisable, December 31, 2023	12	$1.61	2.8 years	-
Available for issuance, December 31, 2023	1,988

A summary of additional information related to the options outstanding as of December 31, 2023 under the 2015 Plan is as follows:

Range of Exercise Prices	Number of Options (in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
2015 Plan
$1.20-$1.25	4	1.6 years	$1.25
$1.26-$1.38	-	0 years	$-
$1.80-$2.25	8	3.4 years	$1.80
Total	12	2.8 years	$1.61

Under our 2015 Plan, we have 1,988 shares available for future equity grants, which comprises our maximum shares available under the plan less all options and RSUs granted.

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

A reconciliation of the weighted average number of common shares outstanding (in thousands) for the years ended December 31 is as follows:

	2023	2022
Common shares outstanding, beginning of the period	12,797	12,727
Weighted average common shares issued	130	31
Weighted average number of common shares outstanding	12,927	12,758
Dilutive effect of common share equivalents	-	-
Diluted weighted average number of common shares outstanding	12,927	12,758

Common stock equivalents (in thousands) that have been excluded from the calculation of earnings per share as of December 31 because they would have been anti-dilutive are as follows:

	2023	2022
Stock options	12	148
Restricted stock units	14	77

Note 11. Segment Information

Segments

We previously operated in two different segments: household products and health and beauty care products. We chose to organize our business around these segments based on differences in the products sold. Accounting policies for our segments were the same as those described in Note 1. We evaluated segment performance based on segment income or loss from operations.

In the third quarter of 2023, in conjunction with the divestitures of brands, the Company's health and beauty care segment was discontinued and the Company now has one reportable household products segment. These divestitures are described in Note 3. All balances and results of operations related to our health and beauty care segment have been reclassified as discontinued operations for all periods presented in the Consolidated Financial Statements.

Customers

Net sales to significant customers were the following for the years ended December 31, 2023 and 2022, respectively:

	2023	2022
Customer 1	$2,291	$2,184
Customer 2	$626	$248

Outstanding accounts receivable from significant customers represented the following percentages of our total accounts receivable as of December 31, 2023 and 2022, respectively:

	2023	2022
Customer 1	67.2%	32.7%

A loss of any of our significant customers could have a material adverse effect on us because it is uncertain whether our consumer base served by these customers would purchase our products at other retail outlets. No long-term contracts exist between us and our other significant customers.

Geographic Area Information

There were no sales from continuing operations to different geographic areas for the years ended December 31, 2023 and 2022. There were no long-lived assets held outside the United States as of December 31, 2023 and 2022, respectively.

Note 12. Commitments and Contingencies

The Company is routinely subject to lawsuits from time to time in the ordinary course of business that generally arise from the manufacture, processing, formulation, packaging, labeling, storage, distribution, advertising and sale of our products. The Company must comply with extensive federal and state laws and regulations. As of December 31, 2023, the Company had no material commitments or contingencies.

Note 13. Subsequent Events

On December 19, 2023, the Company, Horizon Kinetics and Merger Sub entered into the Merger Agreement, providing for the acquisition of Horizon Kinetics by the Company. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, upon obtaining the requisite shareholder approval, (i) the Company will convert from a Colorado to a Delaware corporation, increase its authorized shares of common stock and change its name and (ii) Merger Sub will be merged with and into Horizon Kinetics, with Horizon Kinetics being the surviving entity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of December 31, 2023, we conducted an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to the material weakness in our internal controls over financial reporting described below.

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

Management, including our President and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on the criteria for effective internal control described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2023 because there is a material weakness in our internal control over financial reporting. The material weakness identified, as described below, did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

Material Weakness

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s financial statements will not be prevented or detected on a timely basis. The material weakness that we previously reported was identified as of June 30, 2023 related to our finance department lacking a sufficient number of trained professionals with technical accounting expertise to process and account for complex, non-routine transactions in accordance with GAAP. The deficiencies in internal control over financial reporting were detailed in Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

The Company is continuing the process of remediating its control deficiencies. However, the material weakness in internal control over financial reporting that has been identified will not be remediated until we are able to add a sufficient number of trained professionals to our finance department, who have technical accounting expertise to process and account for complex, non-routine transactions in accordance with GAAP, our control is implemented and operates for a period of time, is tested, and the Company is able to conclude that such internal controls are operating effectively. The Company cannot provide assurance that these procedures will be successful in identifying material errors that may exist in the financial statements. The Company cannot make assurances that it will not identify additional material weaknesses in its internal control over financial reporting in the future. Management plans, as capital becomes available to the Company, to increase the accounting and financial reporting staff and provide future investments in the continuing education and public company accounting training of our accounting and financial professionals.

Changes in Internal Control over Financial Reporting

Other than the material weakness referenced above, there was no change in our internal control over financial reporting during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

For Part III, except as set forth below, the information set forth in our definitive Proxy Statement for our Annual Meeting of Shareholders to be filed within 120 days after December 31, 2023, is hereby incorporated by reference into this Report.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS

Rimmy Malhotra, 49, is the Founder, President, and Chief Investment Officer of Nicoya Capital Management, LLC, an investment partnership focused on small capitalization companies whose partners include family offices, entrepreneurs, and high net-worth individuals. He currently serves as a Director and Vice Chairman of HireQuest Inc. (Nasdaq: HQI), an asset light staffing franchisor and Director of Optex Systems (Nasdaq: OPXS), an optical systems manufacturer. He is the Chair of Optex Systems’ Nominating and Corporate Governance Committee and sits on its Audit and Compensation Committees. He also sits on the Audit and Compensation Committees of HireQuest, Inc. He holds an M.B.A. from the Wharton School in Finance, an M.A. in International Affairs from the University of Pennsylvania where he is a Lauder Fellow, and a B.S. & B.A. in Computer Science and Economics from Johns Hopkins University.

Mr. Malhotra brings to the board extensive corporate governance and public company director experience and qualifies as a financial expert.

Daniel J. Roller, 43, is the Founder, President, and Chief Investment Officer of Maran Capital Management, LLC, a Denver-based investment firm he founded in 2015. Maran Capital is focused on making concentrated, fundamentally driven, long-term oriented investments in publicly traded small capitalization companies. Mr. Roller has 20 years of investment research and management experience and has advised numerous public and private companies on topics such as M&A, capital allocation, corporate governance, and strategy. Mr. Roller holds a B.S.E. in Electrical Engineering and Computer Science from Duke University.

Mr. Roller brings to the board extensive experience in finance and investment management.

John D. McAnnar, 41, is the Chief Legal Officer, Vice President, and Secretary of HireQuest, Inc. He has fulfilled the former two roles for both the Company, and its predecessor, HireQuest, LLC, since 2014. His work involves a range of legal, operational, and risk management functions in different realms, including mergers and acquisitions, securities, employment, insurance and finance, workers’ compensation, and intellectual property.

Mr. McAnnar brings to the board extensive corporate governance and public company director experience.

In January 2021, Mr. Malhotra, Ms. Pedrazzini, and Mr. Roller were nominated as directors, pursuant to an agreement between the Company and Maran Capital Management, which has now expired. In July 2023, Mr. McAnnar was appointed as a director.

EXECUTIVE OFFICERS

During 2023, the Company had two executive officers: Mr. Arndt and Ms. Pedrazzini, until her resignation in December 2023. Biographical information concerning Mr. Arndt is as follows:

David M. Arndt, 39, began serving as President and Principal Executive Officer in December 2023. He has also held the titles of Chief Financial Officer, Principal Accounting Officer, Treasurer and Corporate Secretary since October 2021. Mr. Arndt was employed by the Company beginning in 2017, serving as the VP of Finance of the Company since April 2021 and, prior to that, serving as Director of FP&A and Treasury, Controller, and Director of Financial Reporting. Before joining the Company, Mr. Arndt was employed by EKS&H LLLP (now Plante & Moran, PLLC) for seven years, serving in a number of positions, including Audit Manager, and serving several clients in the manufacturing and consumer products industries.

The executive officers of the Company are approved annually and serve as determined by the Board.

There are no family relationships among the executive officers or directors of the Company.

BOARD LEADERSHIP STRUCTURE AND ROLE IN RISK OVERSIGHT

The Board is actively involved in assessing and managing risks that could affect the Company. Part of the Board’s role is to periodically assess the processes utilized by management with respect to risk assessment and risk management, including identification by management of the primary risks of the Company’s business, and the implementation by management of appropriate systems to address such risks. The Board fulfills these responsibilities either directly, through delegation to committees of the Board, or, as appropriate, through delegation to individual directors. When the Board determines to delegate any risk management oversight responsibilities, typically such delegation is made to the standing committees of the Board.

DIRECTOR INDEPENDENCE

Although the Company is not listed on NASDAQ or any other exchange, and is not subject to the independence requirements of any exchange, the Board has elected to apply NASDAQ’s definition of independence to determine whether members of the Board are independent.

All members of the Board are independent, other than Mr. Roller, who may be deemed to no longer be independent as a result of the payment to Maran Capital Management, LLC, in the fourth quarter of 2023. In connection with the Merger, it is anticipated that the number of directors will be increased to seven and that only one existing board member will continue on the board following the consummation of the Merger.

DIRECTORS’ MEETINGS AND COMMITTEES

During the year ended December 31, 2023, the Board had nine regular meetings, three Compensation Committee meetings, two Governance and Nomination Committee meetings, and five Audit Committee meetings. No member of the Board attended fewer than 75% of the meetings of the Board or of committees for which such member served during the year ended December 31, 2023. The independent members of the Board met without management present at least once each quarter and the Board Chairperson served as chair for such meetings. On July 20, 2023, John D. McAnnar joined the Board of Directors.

Audit Committee

The Audit Committee’s primary responsibilities include appointing the independent auditor for the Company, pre-approving all audit and non-audit services, overseeing the implementation of new accounting standards, approving related party transactions and assisting the Board in monitoring the integrity of the financial statements of the Company, the independent auditor’s qualifications, independence and performance and the Company’s compliance with legal requirements. The Audit Committee consists of three directors, Mr. Malhotra (Chairperson), Mr. Roller, and Mr. McAnnar. Each member of the committee is independent, other than Mr. Roller, who may be deemed to no longer be independent as a result of the payment to Maran Capital Management, LLC, in the fourth quarter of 2023. Mr. McAnnar was added to the committee in July 2023. During 2023, the members of the audit committee were Mr. Malhotra (Chairperson), Mr. Roller, and Mr. McAnnar. Mr. Malhotra has the professional experience deemed necessary to qualify as an audit committee financial expert under rules of the Securities and Exchange Commission (the “SEC”).

Compensation Committee

The primary responsibilities of the Compensation Committee include, without limitation, overseeing the development of a compensation philosophy for the Company, reviewing the compensation packages for executive officers and engaging and overseeing compensation consultants and advisers. The Compensation Committee also determines the fees paid to the non-employee directors, with input from the Company’s executive officers. During 2023, the Compensation Committee consisted of two directors; Mr. Malhotra (Chairperson) and Mr. Roller. Each member of the committee is independent, other than Mr. Roller, who may be deemed to no longer be independent as a result of the payment to Maran Capital Management, LLC, in the fourth quarter of 2023.

Governance and Nominating Committee

The primary responsibilities of the Governance and Nominating Committee (the “GNC”) include, without limitation, determining the appropriate composition of the Board, developing criteria for director nominees, assisting with identifying, interviewing, and recruiting director candidates, reviewing and considering shareholder recommended candidates, annually presenting to the Board a list of nominees for election to the Board, conducting Board and committee evaluations and reviewing the Company’s overall governance structure and charter documents. The GNC may form and delegate authority to subcommittees and may delegate authority to one or more designated members of the committee. The GNC consists of two directors, Mr. Malhotra and Mr. Roller. Each member of the committee is independent, other than Mr. Roller, who may be deemed to no longer be independent as a result of the payment to Maran Capital Management, LLC, in the fourth quarter of 2023.

In considering an incumbent director whose term of office is to expire, the GNC reviews the director’s overall service during the person’s term, the number of meetings attended, level of participation and quality of performance. In the case of new directors, the directors on the Board are asked for suggestions as to potential candidates, discuss any candidates suggested by a shareholder of the Company and apply the criteria stated below. The GNC is authorized to engage a professional search firm to locate potential director nominees but has not done so.

The GNC seeks candidates for nomination to the position of director who have excellent decision-making ability, business experience, particularly experience relevant to consumer products, personal integrity, diverse backgrounds and who meet such other criteria as may be determined by the GNC. While the Company and the GNC value a diversity of viewpoints and backgrounds, the GNC does not have a formal policy regarding the consideration of diversity in identifying director nominees.

The GNC will take into consideration a director nominee submitted to the Company by a shareholder; provided that the shareholder submits the director nominee and reasonable supporting material concerning the nominee by the due date set forth in the Company’s Bylaws and the rules of the SEC then in effect.

Committee Charters

Each of the committees described above (Audit Committee, Compensation Committee and GNC) operate under a written charter adopted by the Board, a copy of which is available at the Company’s website at www.slginc.com; provided that the Company does not incorporate by reference herein information presented at such website.

DIRECTOR ATTENDANCE AT COMPANY ANNUAL MEETINGS

The Company does not have a policy regarding attendance by members of the Board at the Company’s annual meeting of shareholders. The Company has always encouraged its directors to attend its annual meeting. All directors who were then serving attended the Company’s most recent annual meeting of shareholders.

SHAREHOLDER COMMUNICATIONS WITH DIRECTORS

The Board values open dialogue with shareholders and encourages shareholder participation at the Company’s annual meeting each year. The Board believes that, in appropriate cases, Board-level participation in individual or group meetings with shareholders on matters of significance can be an effective means of promoting mutual understanding and enabling the Board to be informed as to shareholder perspectives.

Shareholders who wish to meet with Board members should send a request to the attention of the Audit Committee Chair of the Company at 8400 E. Crescent Parkway, Suite 450, Greenwood Village, CO, 80111. Any shareholder request should:

•
explain whether the person(s) making the request is (are) a shareholder or a representative of shareholders and the level of shareholdings held or represented;
•
identify the persons wishing to attend the meeting;
•
provide a description of the topics proposed to be discussed; and
•
describe any intention or arrangements for communicating the nature and results of the meeting to other persons or groups.

The Board has the right to decline requests for any meetings requested by shareholders for any reason it deems appropriate, including where the proposed topics are not appropriate and in order to limit the number of such meeting requests to a reasonable level and prioritize acceptances based on the interests of all shareholders. The full text of the Company’s Shareholder Engagement Policy is available at the Company’s website at www.slginc.com; provided that the Company does not incorporate by reference herein information presented at such website.

CODE OF BUSINESS CONDUCT AND ETHICS POLICY

The Company has a Code of Business Conduct and Ethics Policy (“Code of Conduct”) that reflects long-standing positions of the Company and contains additional provisions that address the Company’s expectations relating to ethical business conduct. The Code of Conduct applies to all employees, including executive officers, and to directors. The Code of Conduct concerns, among other things, compliance with applicable law, the avoidance of conflicts of interest, trading restrictions imposed on persons who are aware of material non-public information, a prohibition on taking corporate opportunities, competing fairly and honestly, diversity as an asset, the Company’s efforts to provide a safe and healthful work environment, recordkeeping, confidentiality, proper use of Company assets and payments to government personnel. A copy of the Code of Conduct may be obtained free of charge at the Company’s website at www.slginc.com; provided that the Company does not incorporate by reference herein information presented at such website.

ITEM 11. EXECUTIVE COMPENSATION.

The Company’s compensation packages to the executive officers, as determined by the Compensation Committee, are designed to enable the Company to recruit, retain and motivate a talented group of people who contribute to the Company’s success. The packages are also intended to synchronize executive compensation with the Company’s performance, motivate executive officers to achieve the Company’s business objectives, provide performance incentives and minimize undue risk to the Company. In 2023, the Company’s President provided input regarding compensation packages of the executive officers other than herself.

In determining the executive compensation presented, the Committee considered, among other things, the following matters:

Overview

•
The objectives of the Company’s compensation program;
•
What the compensation program is designed to reward;
•
Each element of compensation;
•
How the Company determines the amount (and, where applicable, the formula) for each element; and
•
How each compensation element and the Company’s decisions regarding that element fit into the Company’s overall compensation objectives and affect decisions regarding other elements.

Specific Factors

•
Services performed and time devoted to the Company by the executive;
•
Amounts paid to executives in comparable companies;
•
The size and complexity of the Company’s business;
•
Successes achieved by the executive;
•
The executive’s abilities;
•
The executive’s tenure;
•
The Company’s financial results;
•
Prevailing economic conditions;
•
Compensation paid to other employees of the Company; and
•
The amount previously paid to the executive.

The Compensation Committee also takes into account the results of the previous say-on-pay proposals. At the most recent planned Annual Meeting, there were not present in person or represented by proxy a sufficient number of shares of the Company's common stock to constitute a quorum. Accordingly, the Company was unable to conduct any business at the Annual Meeting, including a say-on-pay advisory vote.

In March 2022, the Company awarded 15,000 shares of common stock to Ms. Pedrazzini, all of which vested upon issuance.

The Compensation Committee has adopted a cash based annual incentive plan pursuant to which the named executive officers could achieve cash bonuses based on both individual and Company performance; however, the Company did not achieve the performance targets for the year ended December 31, 2023. In recognition of their efforts in maintaining sufficient capital during a challenging operating environment in order to position the company for future growth, Ms. Pedrazzini and Mr. Arndt each received cash bonuses of $120,000 and $107,500, respectively, which were awarded in July 2023. The Compensation Committee will use its discretion to make awards to members of the management team in 2024 based on individual and Company performance.

The following Summary Compensation Table shows the annual and other compensation of the named executive officers of the Company during the year ended December 31, 2023, for services in all capacities provided to the Company and its subsidiaries for the past two years.

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All Other Compensation	Total
Position	Year	$	$	$(1)	$(1)	$	$	$	$
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Tisha Pedrazzini	2023	240,000	120,000	—	—	—	—	—	360,000
Former President	2022	240,000	15,132	17,700	—	—	—	—	272,832
David M. Arndt	2023	205,000	107,500	—	—	—	—	—	312,500
President, Chief Financial Officer, Treasurer, and Corporate Secretary	2022	205,000	15,132	—	—	—	—	—	220,132

_____________________

(1)
Amounts shown in the “Stock Awards” and “Option Awards” columns are the aggregate grant date fair value of stock awards and stock options computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”). For information on the valuation assumptions for the stock options, please refer to Note 1 of the Company’s Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. These amounts do not necessarily correspond to the actual value that may be recognized by the officers in the future.

STOCK PLANS

The Company’s 2015 Equity and Incentive Plan (the “2015 Plan”) includes 2,000,000 authorized common shares and provides for the issuance of stock awards consisting of incentive and non-qualified stock options, stock appreciation rights, restrictive stock or restrictive stock units, performance share awards and performance compensation awards. Eligible persons under the 2015 Plan are full-time and part-time employees and non-employee directors. Under the 2015 Plan, stock awards vest upon a change in control in certain circumstances.

Equity Grants in 2023

There were no equity grants to executive officers in 2023.

Equity Grants in 2022

In March 2022, the Company awarded 15,000 shares of common stock to Ms. Pedrazzini.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2023
	Option Awards						Stock Awards
Name (a)	Number of securities underlying unexercised options # Exercisable (b)		Number of securities underlying unexercised options # Unexercisable (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options # (d)	Option exercise price $ (e)	Option expiration date (f)	Number of shares or units of stock that have not vested # (g)		Market value of shares or units of stock that have not vested $ (h)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested # (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested $ (j)
David M. Arndt	7,536	(1)	—	—	1.80	Jun. 9, 2027	5,833	(2)	5,425	—	—

_____________________

(1)
These options were granted on May 9, 2017, vested 1/48 per month from the date of grant, vested fully on May 9, 2021. In the event Mr. Arndt is terminated without cause or good reason during the 18-month period following a change in control, the options would become fully vested and immediately exercisable.
(2)
These restricted stock units were granted on November 9, 2021, which vest one-third over the next three years on the anniversary of the grant date. In the event Mr. Arndt is terminated without cause or good reason during the 18-month period following a change in control, the restricted stock units would become fully vested.

EMPLOYMENT AGREEMENTS AND COMPENSATION OF OUR NAMED EXECUTIVE OFFICERS

On March 31, 2023, Mr. Arndt entered into an Employment Agreement with the Company for 12 months, with compensation of $205,000. The initial term of the agreements is one year. While Mr. Arndt’s existing employment agreement will not be renewed past March 31, 2024, his annual salary, should he remain in the roles of President and Principal Executive Officer and Chief Financial Officer after March 31, 2024, is expected to remain at $205,000.

STOCK OWNERSHIP REQUIREMENTS

Each non-employee director must hold the number of shares of Common Stock equal in value to at least the annual cash compensation of such director. Directors have five years within which to satisfy initial stock ownership requirements and thereafter, one year to increase their ownership following any increase in cash compensation to directors. Our non-employee directors are in compliance with the foregoing stock ownership requirements. For information regarding current beneficial ownership of shares by our non-employee directors, see the table “Security Ownership of Management.”

COMPENSATION OF DIRECTORS

For 2023, annual director fees were maintained to award annual compensation of $36,000.

In May 2023, the Company awarded 100,000 shares of common stock to Mr. Malhotra and Mr. Roller, respectively, under the Company’s 2015 Plan.

The following table shows the annual and other compensation of the non-employee directors for services to the Company for 2023:

DIRECTOR COMPENSATION FOR 2023
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($)(1) (c)	Option Awards ($)(1) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Rimmy Malhotra	36,000	20,000	—	—	—	—	56,000
Daniel J. Roller (2)	36,000	20,000	—	—	—	120,000	176,000
John McAnnar (3)	15,000	—	—	—	—	—	15,000

(1)
Amounts shown in the “Stock Awards” and “Option Awards” columns are the aggregate grant date fair value of stock awards and stock options computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”). For information on the valuation assumptions for the stock options, please refer to Note 1 of the Company’s Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. These amounts do not necessarily correspond to the actual value that may be recognized by the officers in the future.
(2)
In October 2023, the Company agreed to pay $200,000 to Maran Capital Management, LLC ("Maran"), of which Mr. Roller is the Founder, President, and Chief Investment Officer, comprised of $80,000 for certain legal and other expenses incurred by Maran related to the Company between February 2021 and September 2023, and $120,000 in consideration of the significant support received by the Company from Maran in sourcing, structuring, and negotiating the various asset divestitures aforementioned in Note 3 to the Consolidated Financial Statements. This transaction was approved by independent directors that did not include Mr. Roller.
(3)
On July 20, 2023, John D. McAnnar joined the Board of Directors and Audit Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 25, 2024 (except as otherwise indicated) by (i) each person or entity known by us to beneficially own more than five percent of our Common Stock, (ii) each director, (iii) each executive officer for whom compensation information is given in the Summary Compensation Table in this Proxy Statement, and (iv) all directors and executive officers as a group. As of March 25, 2024 we had 13,006,162 shares of Common Stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Maran Capital Management, LLC Daniel J. Roller 250 Fillmore Street, Suite 150 Denver, Colorado 80206	5,244,150	(2)	40.3%
Rimmy Malhotra 8400 E. Crescent Parkway, Suite 450 Greenwood Village, Colorado 80111	100,000		*
John D. McAnnar 8400 E. Crescent Parkway, Suite 450 Greenwood Village, Colorado 80111	—		*
David M. Arndt	16,211	(3)	*
Tisha Pedrazzini	15,000		*
All Directors and executive officers as a group	5,360,361	(3)	41.2%

_____________________

* Less than 1%.

(1)
Beneficial owners listed have sole voting or disposition power with respect to the shares shown unless otherwise indicated.
(2)
As reported on Schedule 13D/A filed with the SEC on July 20, 2023 by (i) Maran Partners Fund, LP, a Delaware limited partnership (“MPF”), (ii) Maran Capital Management, LLC, a Delaware limited liability company (“MCM”), (iii) Maran Partners GP, LLC, a Delaware limited liability company (“MPGP”), (iv) Maran SPV GP, LLC, a Colorado limited liability company ("MSGL"), (v) Maran SPV, LP, a Delaware limited partnership ("MSL"), and (vi) Mr. Roller. Mr. Roller is the managing member of MCM and the managing member of MPGP, which is the general partner of MPF and managing member of MSGL, and MSGL is the general partner of MSL.
(3)
This item includes 7,536 underlying stock options granted by the Company and exercisable currently or within 60 days of March 25, 2024 for Mr. Arndt.

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2023.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a) and (c))
Equity compensation plans approved by security holders	12,000	$1.61	1,988,000
Equity compensation plans not approved by security holders	—	—	—
Total	12,000	$1.61	1,988,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

RELATIONSHIPS AND RELATED TRANSACTIONS

Mark Goldstein

On April 29, 2021, the Company announced that Mark E. Goldstein, the President and Chief Executive Officer of the Company and a member of the Board of Directors, retired effective as of April 26, 2021. In connection with Mr. Goldstein’s retirement, the Company and Mr. Goldstein entered into a Separation Agreement, Waiver and Release, pursuant to which the Company would pay Mr. Goldstein $720,000 in severance payments (equal to 18 months base salary) over a period of 30 months and reimbursement for the costs of continuing health benefits for a period of 18 months. Severance payments to Mr. Goldstein concluded in the fourth quarter of 2023.

Maran Capital Management

In October 2023, the Company agreed to pay $200,000 to Maran Capital Management, LLC ("Maran"), comprised of $80,000 for certain legal and other expenses incurred by Maran related to the Company between February 2021 and September 2023, and $120,000 in consideration of the significant support received by the Company from Maran in sourcing, structuring, and negotiating the various asset divestitures aforementioned in Note 3 to the Consolidated Financial Statements. This transaction was approved by independent directors that did not include Mr. Roller.

The Company has indemnification agreements with each of its directors and executive officers, which provide for indemnification and advancement of expenses to the full extent permitted by law in connection with any proceeding in which the person is made a party because the person is a director or officer of the Company.

The Audit Committee is responsible for reviewing and approving or rejecting related party transactions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

COMPANY ACCOUNTANTS

Disclosure of Auditor Fees

The following is a description of the fees billed to the Company by its independent auditors for each of the years ended December 31, 2023 and 2022.

Audit and Non-Audit Fees	2023	2022
Audit fees	$261,000	$225,000
Tax fees	32,500	36,500
All other fees	500	500
Total	$294,000	$262,000

Audit fees are for the audit of the Company’s annual financial statements and the review of the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q. Tax fees primarily include tax compliance, tax advice, including the review of, and assistance in the preparation of, federal and state tax returns. All other fees are for permitted advisory services.

Policy on Pre-Approval of Audit and Non-Audit Services

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent public accountants. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services. The Audit Committee has delegated limited pre-approval authority to its chairperson. The chairperson is required to report any decisions to pre-approve such services to the full Audit Committee at its next meeting. All of the audit and non-audit services disclosed in the table above were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this 10-K:

a)	Financial Statements

Consolidated Financial Statements can be found under Part II, Item 8 of this Form 10-K.

b)	Exhibits

The following exhibits are filed or furnished with this Form 10-K or incorporated herein by reference.

Exhibit No.	Document
3.1	Restated Articles of Incorporation, as amended and restated through May 1, 1996, incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-KSB for the year ended December 31, 2007.
3.2	Bylaws, as amended through July 13, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on July 19, 2011.
4.1	Description of Registrant’s Securities, incorporated by reference to Exhibit 4.1 of our Annual Report on Form 10-K for the year ended December 31, 2020.
10.1*	Form of Indemnification Agreement for executive officers and directors incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
10.2*

Scott’s Liquid Gold-Inc. 2015 Equity and Incentive Plan incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its annual meeting of shareholders held on June 4, 2015 filed on April 27, 2015.

10.3*	Form of 2015 Equity and Incentive Plan Incentive Stock Option Agreement incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K, filed on March 30, 2016.
10.4*	Form of 2015 Equity and Incentive Plan Non-Qualified Stock Option Agreement incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K, filed on March 30, 2016.
10.5*	Form of Executive Officer RSU Award Agreement, dated October 2, 2020 incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K, filed on March 31, 2022.
10.6*

Employee Agreement, effective March 31, 2023, by and between Scott's Liquid Gold-Inc. and Tisha Pedrazzini incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K, filed on March 29, 2023.

10.7*

Employment Agreement, effective March 31, 2023, by and between Scott’s Liquid Gold-Inc. and David Arndt incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K, filed on March 29, 2023.

10.8

Asset Purchase Agreement, by and among SLG Chemicals, Inc., a wholly owned subsidiary of Scott’s Liquid Gold-Inc., Scott’s Liquid Gold-Inc. and Paramount Chemical Specialties, Inc., dated October 1, 2019, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 2, 2019.

10.9

Asset Purchase Agreement, by and between Scott's Liquid Gold-Inc. and AFAM Concept, Inc. dated December 15, 2022, incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K, filed on March 29, 2023.

10.10

Stock Purchase Agreement, by and between Scott's Liquid Gold-Inc. and Neoteric Beauty Holdings, LLC, dated September 15, 2023, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed on November 7, 2023.

10.11

Asset Purchase Agreement, by and between Scott's Liquid Gold-Inc. and Nakoma Brands dated January 23, 2023, incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K, filed on March 29, 2023.

10.12

Agreement and Plan of Merger, by and among Scott's Liquid Gold-Inc., Horizon Kinetics LLC, and HKNY ONE, LLC dated December 19, 2023, incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on December 26, 2023.

Exhibit No.	Document
21	List of Subsidiaries
23.1	Consent of Plante Moran, PLLC.
23.2	Consent of Weinberg & Company, P.A.
24	Powers of Attorney.
31.1	Rule 13a-14(a) Certification of the President and Chief Financial Officer.
32.1**	Section 1350 Certification.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Management contract or compensatory plan or arrangement.

** Furnished, not filed.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCOTT’S LIQUID GOLD-INC., a Colorado corporation
By:	/s/ David M. Arndt
David M. Arndt, President, Principal Executive Officer, and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)
Date:	March 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature
March 26, 2024	David M. Arndt,
	President, Principal Executive Officer, and Chief Financial Officer	/s/ David M. Arndt
March 26, 2024	Rimmy R. Malhotra, Director	David M. Arndt for himself and as
March 26, 2024	Daniel J. Roller, Director	Attorney-in-Fact for the named directors
March 26, 2024	John D. McAnnar, Director	who constitute all of the members of the
the Board of Directors and for the named officers