Form 10-Q
period 2024-03-31
Scott's Liquid Gold - Inc.
filed 2024-05-08
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-13458

SCOTT’S LIQUID GOLD-INC.

(Exact name of registrant as specified in its charter)

Colorado	84-0920811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
720 S. Colorado Blvd., PH N, Denver, CO	80246
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 373-4860

Securities registered pursuant to Section 12(b) of the Exchange Act.

Title of each class	Trading Symbol	Name of exchange on which registered
None	None	None

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

As of May 7, 2024 the registrant had 13,006,162 shares of its common stock, $0.10 par value per share, outstanding.

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
•
changes in the regulation of our products, including applicable environmental and U.S. regulations;
•
the loss of any executive officer or other personnel;
•
future losses which could affect our liquidity;
•
ineffective internal controls over financial reporting caused by the existing material weakness; and
•
other matters discussed in this Report, including the risks described in the Risk Factors section of this Report and in our Annual Report on Form 10-K for the year ended December 31, 2023 and subsequent Quarterly Reports on Form 10-Q.

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

PART I

ITEM 1. FINANCIAL STATEMENTS.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Net sales	$859	$852
Cost of sales	501	487
Gross profit	358	365

Operating expenses:
Advertising	17	109
Selling	188	406
General and administrative	674	622
Intangible asset amortization	-	45
Total operating expenses	879	1,182
Loss from operations	(521)	(817)

Interest income	29	-
Interest expense	-	(152)
Loss before income taxes and discontinued operations	(492)	(969)
Income tax benefit	-	4
Loss from continuing operations	(492)	(965)
Income from discontinued operations	-	1,334
Net (loss) income	$(492)	$369

Basic and diluted net loss per common shares:
Loss from continuing operations	$(0.04)	$(0.08)
Income from discontinued operations	$-	$0.11
Net (loss) income	$(0.04)	$0.03

Weighted average shares outstanding:
Basic and diluted	13,006	12,797

See accompanying notes to these Condensed Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value amounts)

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash	$3,027	$3,677
Restricted cash	250	250
Accounts receivable, net	357	307
Due from buyers	145	145
Inventories	428	365
Prepaid expenses	143	207
Total current assets	4,350	4,951

Operating lease right-of-use assets	1,326	1,376
Other assets	36	40
Total assets	$5,712	$6,367

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$323	$544
Accrued expenses	5	19
Due to buyers	92	-
Operating lease liabilities, current portion	296	291
Total current liabilities	716	854

Operating lease liabilities, net of current	2,144	2,221
Other liabilities	74	27
Total liabilities	2,934	3,102

Shareholders’ equity:
Preferred Stock, no par value, authorized 20,000 shares; no shares issued and outstanding	-	-
Common Stock; $0.10 par value, authorized 50,000 shares; issued and outstanding 13,006 shares (2024) and (2023)	1,301	1,301
Capital in excess of par	7,961	7,956
Accumulated deficit	(6,484)	(5,992)
Total shareholders’ equity	2,778	3,265
Total liabilities and shareholders’ equity	$5,712	$6,367

See accompanying notes to these Condensed Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Capital in Excess of Par	(Accumulated Deficit) Retained Earnings	Total
Balance, December 31, 2023	13,006	$1,301	$7,956	$(5,992)	$3,265
Stock-based compensation	-	-	5	-	5
Net loss	-	-	-	(492)	(492)
Balance, March 31, 2024 (unaudited)	13,006	$1,301	$7,961	$(6,484)	$2,778

Balance, December 31, 2022	12,797	$1,280	$7,912	$(6,372)	$2,820
Stock-based compensation	-	-	7	-	7
Net income	-	-	-	369	369
Balance, March 31, 2023 (unaudited)	12,797	$1,280	$7,919	$(6,003)	$3,196

See accompanying notes to these Condensed Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(492)	$369
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	-	162
Gain on disposal of discontinued operations	-	(787)
Stock-based compensation	5	7
Change in operating assets and liabilities:
Accounts receivable	(50)	858
Inventories	(63)	603
Prepaid expenses and other assets	68	(218)
Income taxes receivable	-	239
Accounts payable, accrued expenses, and other liabilities	(118)	(477)
Total adjustments to net (loss) income	(158)	387
Net cash (used in) provided by operating activities	(650)	756

Cash flows from investing activities:
Proceeds from sale of discontinued operations	-	1,936
Net cash provided by investing activities	-	1,936

Cash flows from financing activities:
Proceeds from term loans	-	250
Repayments on term loans	-	(30)
Proceeds from revolving credit facility	-	2,795
Repayments of revolving credit facility	-	(5,299)
Net cash used in financing activities	-	(2,284)

Net (decrease) increase in cash and restricted cash	(650)	408

Cash and restricted cash, beginning of period	3,927	49
Cash and restricted cash, end of period	$3,277	$457

Supplemental disclosures:
Cash paid during the period for interest	$-	$47

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

(c) Basis of Presentation

The unaudited Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statements of Cash Flows included in this Report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2024 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the period ended March 31, 2024 are not necessarily indicative of the operating results for the full year and are unaudited.

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

(e) Cash and Restricted Cash

Cash and restricted cash consist of the following:

	March 31, 2024	December 31, 2023
Cash	$3,027	$3,677
Restricted Cash	250	250
	$3,277	$3,927

As part of the Stock Purchase Agreement with the Neoteric Buyer, we agreed to maintain at least $250 in accounts at our primary bank for a period of nine months following closing.

(f) Discontinued Operations

As discussed in Note 3, during 2023 the Company disposed of several brands that represented reporting units. Disposal groups that meet the discontinued operations criteria by the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 205-20-45 are classified as discontinued operations and are excluded from continuing operations and segment results for all periods presented.

(g) Financial Instruments

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

(h) Revenue Recognition

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

Customer allowances for trade promotions and allowance for doubtful accounts were as follows:

	March 31, 2024	December 31, 2023
Trade promotions	$32	$41
Allowance for doubtful accounts	8	9
	$40	$50

(i) Advertising Costs

We expense advertising costs as incurred.

(j) Stock-Based Compensation

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

(p) Recently Issued Accounting Standards

Other recent accounting pronouncements and guidance issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Note 2. Liquidity

The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

As a result of the sales of our various brands as disclosed in Note 3 to the Condensed Consolidated Financial Statements, we fully repaid all long-term debt during 2023. As of March 31, 2024, have a cash balance of $3,277, working capital of $3,634, and shareholders’ equity of $2,778. While, absent any other actions, our operating activities are still expected to result in negative cash flows, we now expect to have enough liquidity to finance operations for the next 12 months. Management has implemented actions to reduce the Company’s operating expenses through asset sales, consolidation of vendors, personnel reductions, and will continue to pursue additional actions to further reduce operating losses. In addition, the Company has entered into the Merger Agreement with Horizon Kinetics, which is expected to significantly change the nature of our operations.

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

The closing consideration paid to the Company was $1,750, with an initial deposit of $175 paid on September 5, 2023. The operations of the Neoteric brands have been classified as income from discontinued operations for all periods presented. As part of the Stock Purchase Agreement, we agreed to maintain at least $250 in accounts at our primary bank for a period of nine months following closing which is designated as restricted cash on the Condensed Consolidated Balance Sheets. Concurrent with the entry into the Stock Purchase Agreement, the Company entered into a transition services agreement with the Neoteric Buyer where both parties would perform certain identified services related to the operations of the brands contemplated in the Stock Purchase Agreement. This transition services agreement originally had a term of 90 days which could be extended by the Neoteric Buyer for up to an additional 90 days. Both parties have consented to an extension in 2024.

Alpha® Skin Care

Effective June 30, 2023, we entered into, and in July 2023 we closed, a purchase agreement with a buyer, pursuant to which we agreed to sell all of our right, title and interest in and to certain assets of the Alpha® Skin Care brand. The Company received payments of $2,500 and $200 in July 2023 and August 2023, respectively, representing total consideration for the sale of the Alpha Skin Care brand in the amount of $2,700. The operations of Alpha® have been classified as income from discontinued operations for all periods presented. Concurrent with the entry into the Alpha® Purchase Agreement, the Company entered into a transition services agreement with the buyer where both parties would perform certain identified services related to the operations of the brands contemplated in the Alpha® Purchase Agreement. This transition services agreement had a term of 90 days which could be extended by the buyer for up to three additional 30 day periods or extended as consented by both parties. This transition services agreement concluded in accordance with the end of its term with all open transactions being settled during the first quarter of 2024.

BIZ®

Effective June 30, 2023, we entered into, and in July 2023 we closed, a purchase agreement with a buyer, pursuant to which we agreed to sell all of our right, title and interest in and to certain assets of the BIZ® brand. The transactions contemplated by the BIZ® Purchase Agreement were consummated on July 7, 2023. The total consideration paid to us was $1,000, plus an amount equal to the value of the BIZ® inventory, valued at $946 as of the effective date of the agreement, subject to post-close adjustment. The operations of BIZ® have been classified as income from discontinued operations for all periods presented. Concurrent with the entry into the BIZ® Purchase Agreement, the Company entered into a transition services agreement with the buyer where both parties would perform certain identified services related to the operations of the brands contemplated in the BIZ® Purchase Agreement. This transition services agreement had a term of 90 days which could be extended by the buyer for up to three additional 30 day periods or extended as consented by both parties. This transition services agreement concluded in accordance with the end of its term on December 31, 2023 with remaining minimal open transactions expected to settle throughout 2024.

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

Additionally, the buyer will pay a royalty equal to 2% of gross sales for two years after the closing date (the "Scott's Liquid Gold® Royalty"). The Scott's Liquid Gold® Royalty resulted in recognition of a gain upon the sale of assets. Because the Scott's Liquid Gold® Royalty is variable consideration and is contingent on the outcome of future events that are largely outside of the Company’s control, the variable consideration from the Scott's Liquid Gold® Royalty was initially fully constrained and no amount was included in the results from discontinued operations. During the three months ended March 31, 2024, we assessed the variable consideration and concluded that the volatility of external factors continue to exist and, as a result, consideration for the Scott's Liquid Gold® Royalty continues to be recognized as received from the buyer. The constraint on the variable consideration will be reassessed at each subsequent reporting period. We have reflected the operations of the Scott's Liquid Gold® product lines as discontinued operations.

Prell®

On December 15, 2022, we entered into an asset purchase agreement with a buyer, pursuant to which we agreed to sell to all of our right, title and interest in and to certain assets of the Prell® product line. The total consideration paid to us was $150, plus an amount equal to the value of the Prell® inventory of $330, subject to post-close adjustment. Additionally, the buyer will pay a royalty equal to 3% of collections on net sales for four years after the closing date (the “Prell® Royalty”). The Prell® Royalty resulted in recognition of a gain upon the sale of assets. Because the Prell® Royalty is variable consideration and is contingent on the outcome of future events that are largely outside of the Company’s control, the variable consideration from the Prell® Royalty was initially fully constrained and no amount was included in the results from discontinued operations. During the three months ended March 31, 2024, we assessed the variable consideration and concluded that the volatility of external factors continue to exist and, as a result, consideration continues to be recognized as received from the buyer. The constraint on the variable consideration will be reassessed at each subsequent reporting period. We have reflected the operations of the Prell® product line as discontinued operations. Concurrent with the entry into the asset purchase agreement, the Company entered into a transition services agreement with the buyer where both parties would perform certain identified services related to the operations of the brands contemplated in the asset purchase agreement. This transition services agreement concluded in accordance with the end of its term on June 15, 2023.

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

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Loss from Discontinued Operations in the Condensed Consolidated Statements of Operations for the three months ended March 31:

	2023
	Neoteric	Alpha®	BIZ®	Scott's Liquid Gold®	Prell®	Total
Net sales	$900	$365	$1,154	$173	$(8)	$2,584
Cost of sales	529	87	907	114	63	1,700
Gross profit	371	278	247	59	(71)	884

Operating expenses:
Advertising	-	45	-	-	-	45
Selling	79	43	104	18	-	244
General and administrative	-	-	-	22	-	22
Intangible asset amortization	2	-	6	-	-	8
Income (loss) from discontinued operations	290	190	137	19	(71)	565
Gain on sale of discontinued operations	-	-	-	787	-	787
Interest expense	-	-	-	(18)	-	(18)
Income (loss) from discontinued operations	$290	$190	$137	$788	$(71)	$1,334

There was no activity constituting pretax loss from discontinued operations to the after-tax loss from discontinued operations in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2024.

The following table presents the cash flows from discontinued operations for the three months ended March 31:

	2024	2023
Net cash provided by operating activities - discontinued operations	$-	$977
Net cash provided by investing activities - discontinued operations	$-	$1,936

There were no capital expenditures or significant operating and investing noncash items related to discontinued operations during the three months ended March 31, 2024 and 2023, respectively.

There were no major classes of assets and liabilities of the discontinued operations as of March 31, 2024 or December 31, 2023.

Note 4. Stock-Based Compensation

No RSUs or stock options were granted during the three months ended March 31, 2024 or 2023, respectively.

Compensation cost related to RSUs vesting during the period totaled $5 and $7 for the three months ended March 31, 2024 and 2023, respectively. Approximately $13 of total unrecognized compensation costs related to un-vested RSUs is expected to be recognized throughout the balance of the year.

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

	Three Months Ended March 31,
	2024	2023
Common shares outstanding, beginning of the period	13,006	12,797
Weighted average common shares issued	-	-
Weighted average number of common shares outstanding	13,006	12,797
Dilutive effect of common share equivalents	-	-
Diluted weighted average number of common shares outstanding	13,006	12,797

Common stock equivalents (in thousands) that have been excluded from the calculation of earnings per share because they would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Stock options	8	138
Restricted stock units	12	38

Note 6. Segment Information

We previously operated in two different segments: household products and health and beauty care products. We chose to organize our business around these segments based on differences in the products sold. Accounting policies for our segments were the same as those described in Note 1. We evaluated segment performance based on segment income or loss from operations.

In the third quarter of 2023, in conjunction with the divestitures brands, the Company determined it has one reportable segment. These divestitures are described in Note 3. All balances and results of operations related to our health and beauty care segment have been reclassified as discontinued operations for all periods presented in the Condensed Consolidated Financial Statements.

Note 7. Intangible Assets

There were no carrying amounts of intangibles as of March 31, 2024 and December 31, 2023. During 2023, we continued to experience a significant decline in our stock price and market capitalization and revised internal forecasts relating to all reporting units due to sales of brands, which resulted in an impairment charge to our internal use software in our Corporate reporting unit through our annual assessments conducted on December 31, 2023, we concluded that the changes in circumstances in this reporting unit triggered the need for a quantitative review of the carrying values of the intangible assets and resulted in impairment charges to our Corporate reporting unit.

Amortization expense for the three months ended March 31, 2024 and 2023 was $0 and $56, respectively.

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

The UMB Loan Agreement was terminated on February 27, 2023 and the revolving credit facility was paid in full on February 28, 2023. The loans were secured by all of the assets of the Company and its subsidiaries. Unamortized loan costs were $0 as of March 31, 2024 and March 31, 2023, respectively. There was no amortization of loan costs for the three months ended March 31, 2024. Amortization of loan costs for the three months ended March 31, 2023 was $100, including $83 that were expensed as a result of the termination of the UMB Loan Agreement.

La Plata Loan Agreement

On November 9, 2021, we entered into a loan and security agreement (as amended, the “La Plata Loan Agreement”) with La Plata Capital, LLC (“La Plata”). Under the La Plata Loan Agreement, we obtained a $2,000 term loan bearing interest at 14% and a $250 term loan bearing interest at 15%. We repaid $1,000 of principal against the La Plata Loan Agreement during the first quarter of 2022.

Unamortized loan costs were $0 and $15 for the three months ended March 31, 2024 and 2023, respectively. Amortization of loan costs for the three months ended March 31, 2024 and 2023 were $0 and $5, respectively.

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

As part of our continued cost savings initiative in response to negative future recurring cash flows, on November 29, 2023, the Company entered into a sublease agreement with a third party, effective April 1, 2024 through March 31, 2027, with an option to extend through the remainder of the lease term to November 2030. The sublease calls for annual base rent of $280 for the first year with increases of approximately 2.5% each year thereafter. This action caused us to assess the carrying value of our operating lease right-of-use asset compared to the undiscounted cash flows of the sublease and resulted in recording an impairment expense during the fourth quarter of 2023 in the amount of $858. The operating lease impairment charges reduce the carrying value of the associated right of use asset to the estimated fair value.

Information related to leases was as follows:

	Three Months Ended March 31,
	2024	2023
Operating lease information:
Operating lease cost	$103	$101
Operating cash flows from operating leases	103	100
Net assets obtained in exchange for new operating lease liabilities	-	-

Weighted average remaining lease term in years	6.67	7.67
Weighted average discount rate	5.1%	5.1%

Future

Future minimum annual lease payments are as follows:

Future

Remainder of 2024	$310
2025	420
2026	427
2027	434
2028	441
Thereafter	864
Total minimum lease payments	$2,896
Less imputed interest	(456)

Total operating lease liability	$2,440

Note 10. Subsequent Events

One May 2, 2024, the Company filed a Preliminary Proxy Statement that provides additional information regarding the Merger and a special meeting of shareholders to vote on the following proposals; a reverse stock split, a reincorporation of the Company in the state of Delaware, and to approve an adjournment of the special meeting if necessary to solicit additional proxies. While it was previously announced that the Company expected the Merger to close during the second quarter of 2024, management now believes that the Merger will close during the third quarter, pending the outcome of the shareholder vote and the satisfaction of the closing conditions of the Merger.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Condensed Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023. This Item 2 contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected, or implied in the forward-looking statements. Please refer to "Item 1A. Risk Factors" in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of the uncertainties, risks and assumptions associated with these statements.

Executive Overview

Our Business

Scott’s Liquid Gold-Inc. exists to positively impact consumers’ lives in the markets we serve while creating shareholder value. We have developed, marketed, and sold high-quality, high-value household products nationally and internationally to mass merchandisers, supermarkets, hardware stores, e-commerce retailers, other retail outlets, and to wholesale distributors.

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

Looking forward, we are focused on both short- and long-term strategies that we believe will enhance our financial health and deliver shareholder value. The Company entered into the Merger Agreement with the purpose of creating meaningful shareholder value for all shareholders of the combined entity and to alleviate negative operating trends.

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

Results of Operations

Three months ended March 31, 2024 compared to three months ended March 31, 2023

	Three Months Ended March 31, (in thousands)
			Increase / (Decrease)
	2024	2023	$	%
Net sales	$859	$852	$7	0.8%
Cost of sales	501	487	14	2.9%
Gross profit	358	365	(7)	(1.9%)
Gross margin	41.7%	42.8%

Operating expenses:
Advertising	17	109	(92)	(84.4%)
Selling	188	406	(218)	(53.7%)
General and administrative	674	622	52	8.4%
Intangible asset amortization	-	45	(45)	(100.0%)
Total operating expenses	879	1,182	(303)	(25.6%)
Loss from operations	(521)	(817)	296	36.2%

Interest income	29	-	29	100.0%
Interest expense	-	(152)	152	100.0%
Loss before income taxes and discontinued operations	(492)	(969)	477	49.2%
Income tax benefit	-	4	(4)	(100.0%)
Loss from continuing operations	(492)	(965)	473	49.0%
Income from discontinued operations	-	1,334	(1,334)	(100.0%)
Net (loss) income	$(492)	$369	$(861)	(233.3%)

Our operating results were primarily impacted by the following:

•
Decrease in advertising expenses is primarily due to a reduction in personnel costs related to the creation of advertising materials due to asset divestitures.
•
Decrease in selling expenses is primarily due to lower personnel costs related to asset divestitures.
•
Increase in general and administrative due to professional related costs related to the Merger Agreement.
•
Decreased intangible asset amortization from reduced carrying amounts related to impairment of internal-use software during the year ended December 31, 2023.
•
Increase in interest income from investment of proceeds from asset divestitures into cash equivalents.
•
Decrease in interest expense due to the termination of the La Plata loan in July 2023 and from the termination of our credit facility with UMB in February 2023.
•
Results from discontinued operations, which are disclosed in Note 3 to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Overview

Our primary sources of funds include cash from the sales of assets and cash from operating activities. Our principal uses of cash are to maintain inventories and fund planned operating expenditures. Working capital movements are influenced by the sourcing of materials related to the production of products.

Financing Agreements

Please see Note 8 to our Condensed Consolidated Financial Statements for information on our La Plata Loan Agreement, which was satisfied and terminated in July 2023, and our UMB Loan Agreement, which was satisfied and terminated in February 2023.

Liquidity and Changes in Cash Flows

At March 31, 2024, we had approximately $3,277 in cash on hand, a decrease of $650 from December 31, 2023.

The following is a summary of cash provided by or (used in) each of the indicated types of activities:

	Three Months Ended March 31, (in thousands)
			Increase / (Decrease)
	2024	2023	$	%
Operating activities	$(650)	$756	$(1,406)	(186.0%)
Investing activities	-	1,936	(1,936)	(100.0%)
Financing activities	-	(2,284)	2,284	100.0%
•
Net cash used in operating activities was primarily related to our loss from continuing operations and investment in finished goods inventories and partially offset by conversion of working capital from accounts receivable.
•
Net cash provided by investing activities in the prior period was due to the sale of our Scott's Liquid Gold® brand.
•
Net cash used by financing activities in the prior period was from repayments and termination of our UMB Loan Agreement and offset by proceeds from our La Plata Loan Agreement.

The cash received from the sales of our various brands in 2023 and 2022 was used to satisfy and terminate debt agreements and will be used to fund operations as we seek to grow our existing business while closing the Merger. While we believe that our current cash reserves represent sufficient cash to fund our operations, our liquidity has been affected by inflationary pressures at our customers which have caused sales decreases and higher costs on materials, logistics, and other purchases. We expect that our current cash reserves will be sufficient to meet operational cash needs during the next twelve months, but further economic impacts to our sales to customers or supply chain disruptions in the short-term could impact our liquidity.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2024, we conducted an evaluation, under the supervision and with the participation of our President and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024 due to the material weakness in our internal controls over financial reporting described below.

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

Management, including our President and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024, based on the criteria for effective internal control described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that the Company's internal control over financial reporting was not effective as of March 31, 2024 because there is a material weakness in our internal control over financial reporting. The material weakness identified, as described below, did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and subsequent quarterly reports on Form 10-Q, which could materially affect our business, financial condition, or future results.

ITEM 6. EXHIBITS

Exhibit Number	Document
31.1	Rule 13a-14(a) Certification of the President and Chief Financial Officer.
32.1*	Section 1350 Certification.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRLtags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: May 8, 2024