Form 10-Q
period 2024-06-30
Scott's Liquid Gold - Inc.
filed 2024-08-01
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 31, 2024 the registrant had 13,011,545 shares of its common stock, $0.10 par value per share, outstanding.

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, in addition to historical information. All statements, other than statements of historical facts, included in this Report that address activities, events, or developments with respect to our financial condition, results of operations, or economic performance that we expect, believe, or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements. You can typically identify forward-looking statements by the use of words, such as “will,” “may,” “could,” “should,” “assume,” “project,” “believe,” “anticipate,” “expect,” “intend,” “estimate,” “potential,” “plan,” “target,” “is likely,” and other similar words. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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
•
failure to complete or delay of the Merger;
•
the combined company’s inability to realize all of the anticipated benefits of the Merger, the reincorporation or the reverse stock split;
•
the combined company’s inability to manage its expanded operations following the Merger;
•
the combined company’s failure to maintain an effective system of disclosure controls and internal control over financial reporting; and
•
other matters discussed in this Report, including the risks described in the Risk Factors section of this Report and in our Annual Report on Form 10-K for the year ended December 31, 2023 and in the Risk Factors section in the Company's Definitive Proxy Statement on Schedule 14A filed on May 13, 2024.

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

PART I

ITEM 1. FINANCIAL STATEMENTS.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	$718	$849	$1,577	$1,701
Cost of sales	376	466	877	953
Gross profit	342	383	700	748

Operating expenses:
Advertising	22	111	39	220
Selling	172	482	360	888
General and administrative	634	629	1,308	1,251
Intangible asset amortization	-	45	-	90
Total operating expenses	828	1,267	1,707	2,449
Loss from operations	(486)	(884)	(1,007)	(1,701)

Interest income	40	-	69	-
Interest expense	-	39	-	(113)
Loss before income taxes and discontinued operations	(446)	(845)	(938)	(1,814)
Income tax expense	(4)	(6)	(4)	(2)
Loss from continuing operations	(450)	(851)	(942)	(1,816)
Income from discontinued operations	-	398	-	1,732
Net loss	$(450)	$(453)	$(942)	$(84)

Basic and diluted net loss per common shares:
Loss from continuing operations	$(0.03)	$(0.07)	$(0.07)	$(0.14)
Income from discontinued operations	$-	$0.03	$-	$0.14
Net loss	$(0.03)	$(0.04)	$(0.07)	$-

Weighted average shares outstanding:
Basic and diluted	13,009	12,908	13,007	12,853

See accompanying notes to these Condensed Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except par value amounts)

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash	$2,916	$3,677
Restricted cash	-	250
Accounts receivable, net	260	307
Due from buyers	38	145
Inventories	543	365
Prepaid expenses	177	207
Total current assets	3,934	4,951

Operating lease right-of-use assets	1,276	1,376
Other assets	39	40
Total assets	$5,249	$6,367

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$407	$544
Accrued expenses	7	19
Due to buyers	83	-
Operating lease liabilities, current portion	302	291
Total current liabilities	799	854

Operating lease liabilities, net of current	2,067	2,221
Other liabilities	50	27
Total liabilities	2,916	3,102

Shareholders’ equity:
Preferred Stock, no par value, authorized 20,000 shares; no shares issued and outstanding	-	-
Common Stock; $0.10 par value, authorized 50,000 shares; issued and outstanding 13,012 shares (2024) and 13,006 shares (2023)	1,301	1,301
Capital in excess of par	7,966	7,956
Accumulated deficit	(6,934)	(5,992)
Total shareholders’ equity	2,333	3,265
Total liabilities and shareholders’ equity	$5,249	$6,367

See accompanying notes to these Condensed Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Capital in Excess of Par	(Accumulated Deficit) Retained Earnings	Total
Balance, December 31, 2023	13,006	$1,301	$7,956	$(5,992)	$3,265
Stock-based compensation	-	-	5	-	5
Net loss	-	-	-	(492)	(492)
Balance, March 31, 2024 (unaudited)	13,006	1,301	7,961	(6,484)	2,778
Stock-based compensation	-	-	5	-	5
Restricted stock units vesting	6	-	-	-	-
Net loss	-	-	-	(450)	(450)
Balance, June 30, 2024 (unaudited)	13,012	$1,301	$7,966	$(6,934)	$2,333

Balance, December 31, 2022	12,797	$1,280	$7,912	$(6,372)	$2,820
Stock-based compensation	-	-	7	-	7
Net income	-	-	-	369	369
Balance, March 31, 2023 (unaudited)	12,797	1,280	7,919	(6,003)	3,196
Stock-based compensation	200	20	30	-	50
Net loss	-	-	-	(453)	(453)
Balance, June 30, 2023 (unaudited)	12,997	$1,300	$7,949	$(6,456)	$2,793

See accompanying notes to these Condensed Consolidated Financial Statements.

SCOTT’S LIQUID GOLD-INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(942)	$(84)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	-	224
Gain on disposal of discontinued operations	-	(787)
Stock-based compensation	10	57
Change in operating assets and liabilities:
Accounts receivable	47	651
Inventories	(178)	958
Prepaid expenses and other assets	138	(59)
Income taxes receivable	-	239
Accounts payable, accrued expenses, and other liabilities	(86)	(292)
Total adjustments to net loss	(69)	991
Net cash (used in) provided by operating activities	(1,011)	907

Cash flows from investing activities:
Proceeds from sale of discontinued operations	-	1,936
Net cash provided by investing activities	-	1,936

Cash flows from financing activities:
Proceeds from term loans	-	250
Repayments on term loans	-	(30)
Proceeds from revolving credit facility	-	2,795
Repayments of revolving credit facility	-	(5,299)
Net cash used in financing activities	-	(2,284)

Net (decrease) increase in cash and restricted cash	(1,011)	559

Cash and restricted cash, beginning of period	3,927	49
Cash and restricted cash, end of period	$2,916	$608

Supplemental disclosures:
Cash paid during the period for interest	$-	$109

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

On December 19, 2023, Scott’s Liquid Gold-Inc. (the “Company”), Horizon Kinetics LLC (“Horizon Kinetics”) and HKNY ONE, LLC, a wholly-owned subsidiary of the Company (“Merger Sub”) entered into an Agreement and Plan of Merger, as amended by the First Amendment to Agreement and Plan of Merger dated May 10, 2024 (as so amended, the “Merger Agreement”), providing for the acquisition of Horizon Kinetics by the Company. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, upon obtaining the requisite shareholder approval, (i) the Company will convert from a Colorado to a Delaware corporation, effectuate a 1-for-20 reverse stock split, and change its name and (ii) Merger Sub will be merged with and into Horizon Kinetics, with Horizon Kinetics being the surviving entity (collectively, the “Merger”).

On June 20, 2024, the Company held a special meeting of its shareholders (the “Special Meeting”). At the Special Meeting, the Company’s shareholders voted on the following proposals: (i) to effect a reverse stock split of the Company’s outstanding shares of common stock, par value $0.10 per share, at a ratio of 1-for-20 (the “Reverse Stock Split”), (ii) to approve the reincorporation of the Company in the state of Delaware (the “Reincorporation”) and change the name of the Company to “Horizon Kinetics Holding Corporation” (the “Name Change”), and (iii) to approve any adjournment of the Special Meeting, for any reason, including, if necessary, to solicit additional proxies if there are not sufficient votes to approve one or more of the proposals. All proposals were approved.

(b) Principles of Consolidation

Our Condensed Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

(c) Basis of Presentation

The unaudited Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statements of Cash Flows included in this Report have been prepared by the Company. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2024 and results of operations and cash flows for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the period ended June 30, 2024 are not necessarily indicative of the operating results for the full year and are unaudited.

(d) Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts in our financial statements of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, the realization of deferred tax assets, reserves for slow moving and obsolete inventory, customer returns and allowances, operating lease right-of-use assets and operating lease liabilities, and stock-based compensation. Actual results could differ from our estimates.

(e) Cash and Restricted Cash

Cash and restricted cash consist of the following:

	June 30, 2024	December 31, 2023
Cash	$2,916	$3,677
Restricted Cash	-	250
	$2,916	$3,927

As part of the Stock Purchase Agreement with the Neoteric buyer, we agreed to maintain at least $250 in accounts at our primary bank for a period of nine months following closing. This condition was satisfied during the second quarter of 2024 and, as a result, alleviated the requirement to present restricted cash on the Condensed Consolidated Balance Sheets as of June 30, 2024.

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

Customer allowances for trade promotions and allowance for doubtful accounts were as follows:

	June 30, 2024	December 31, 2023
Trade promotions	$21	$41
Allowance for doubtful accounts	8	9
	$29	$50

(i) Stock-Based Compensation

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

(j) Recently Issued Accounting Standards

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

As a result of the sales of our various brands as disclosed in Note 3 to the Condensed Consolidated Financial Statements, we fully repaid all long-term debt during 2023. As of June 30, 2024, we have a cash balance of $2,916, working capital of $3,135, and shareholders’ equity of $2,333. While, absent any other actions, our operating activities are still expected to result in negative cash flows, we now expect to have enough liquidity to finance operations for the next 12 months. Management has implemented actions to reduce the Company’s operating expenses through asset sales, consolidation of vendors, personnel reductions, and will continue to pursue additional actions to further reduce operating losses. In addition, the Company has entered into the Merger Agreement with Horizon Kinetics, which is expected to significantly change the nature of our operations.

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

Note 3. Discontinued Operations

Neoteric Cosmetics, Inc.

On September 15, 2023, we entered into and consummated a Stock Purchase Agreement with a buyer, pursuant to which the Company agreed to sell 100% of the outstanding stock of Neoteric Cosmetics, Inc. Neoteric Cosmetics, Inc. owned and operated the Denorex®, Zincon®, and Neoteric Diabetic Skin Care® brands. The closing consideration paid to the Company was $1,750, with an initial deposit of $175 paid on September 5, 2023. The operations of the Neoteric Cosmetic, Inc. brands have been classified as income from discontinued operations for all periods presented. As part of the Stock Purchase Agreement, we agreed to maintain at least $250 in accounts at our primary bank for a period of nine months following closing which is designated as restricted cash on the Condensed Consolidated Balance Sheets as of December 31, 2023. This condition was satisfied during the second quarter of 2024 and, as a result, alleviated the requirement to present restricted cash on the Condensed Consolidated Balance Sheets as of June 30, 2024. Concurrent with the entry into the Stock Purchase Agreement, the Company entered into a transition services agreement with the buyer where both parties would perform certain identified services related to the operations of the brands contemplated in the Stock Purchase Agreement. This transition services agreement originally had a term of 90 days which could be extended by the buyer for up to an additional 90 days. Both parties have consented to an extension in 2024.

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

Additionally, the buyer will pay a royalty equal to 2% of gross sales for two years after the closing date (the “Scott's Liquid Gold® Royalty”). The Scott's Liquid Gold® Royalty resulted in recognition of a gain upon the sale of assets. Because the Scott's Liquid

Gold® Royalty is variable consideration and is contingent on the outcome of future events that are largely outside of the Company’s control, the variable consideration from the Scott's Liquid Gold® Royalty was initially fully constrained and no amount was included in the results from discontinued operations. During the six months ended June 30, 2024, we assessed the variable consideration and concluded that the volatility of external factors continues to exist and, as a result, consideration for the Scott's Liquid Gold® Royalty continues to be recognized as received from the buyer. The constraint on the variable consideration will be reassessed at each subsequent reporting period. We have reflected the operations of the Scott's Liquid Gold® product lines as discontinued operations.

Prell®

On December 15, 2022, we entered into an asset purchase agreement with a buyer, pursuant to which we agreed to sell to all of our right, title and interest in and to certain assets of the Prell® product line. The total consideration paid to us was $150, plus an amount equal to the value of the Prell® inventory of $330, subject to post-close adjustment. Additionally, the buyer will pay a royalty equal to 3% of collections on net sales for four years after the closing date (the “Prell® Royalty”). The Prell® Royalty resulted in recognition of a gain upon the sale of assets. Because the Prell® Royalty is variable consideration and is contingent on the outcome of future events that are largely outside of the Company’s control, the variable consideration from the Prell® Royalty was initially fully constrained and no amount was included in the results from discontinued operations. During the six months ended June 30, 2024, we assessed the variable consideration and concluded that the volatility of external factors continues to exist and, as a result, consideration continues to be recognized as received from the buyer. The constraint on the variable consideration will be reassessed at each subsequent reporting period. We have reflected the operations of the Prell® product line as discontinued operations. Concurrent with the entry into the asset purchase agreement, the Company entered into a transition services agreement with the buyer where both parties would perform certain identified services related to the operations of the brands contemplated in the asset purchase agreement. This transition services agreement concluded in accordance with the end of its term on June 15, 2023.

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

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Loss from Discontinued Operations in the Condensed Consolidated Statements of Operations for the three and six months ended June 30:

	Three Months Ended June 30, 2023
	Neoteric	Alpha®	BIZ®	Scott's Liquid Gold®	Prell®	Total
Net sales	$653	$513	$1,010	$12	$25	$2,213
Cost of sales	291	186	603	(38)	7	1,049
Gross profit	362	327	407	50	18	1,164

Operating expenses:
Advertising	-	9	1	-	-	10
Selling	178	98	333	10	-	619
General and administrative	-	22	12	-	-	34
Intangible asset amortization	9	-	6	-	-	15
Operating income from discontinued operations	175	198	55	40	18	486

Interest expense	-	-	(88)	-	-	(88)
Income (loss) from discontinued operations	$175	$198	$(33)	$40	$18	$398

	Six Months Ended June 30, 2023
	Neoteric	Alpha®	BIZ®	Scott's Liquid Gold®	Prell®	Total
Net sales	$1,553	$878	$2,164	$185	$17	$4,797
Cost of sales	820	273	1,510	76	70	2,749
Gross profit	733	605	654	109	(53)	2,048

Operating expenses:
Advertising	-	54	1	-	-	55
Selling	257	141	437	28	-	863
General and administrative	-	22	12	22	-	56
Intangible asset amortization	11	-	12	-	-	23
Operating income (loss) from discontinued operations	465	388	192	59	(53)	1,051

Gain on sale of discontinued operations	-	-	-	787	-	787
Interest expense	-	-	(88)	(18)	-	(106)
Income (loss) from discontinued operations	$465	$388	$104	$828	$(53)	$1,732

There was no activity constituting pretax loss from discontinued operations to the after-tax loss from discontinued operations in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024.

The following table presents the cash flows from discontinued operations for the six months ended June 30:

	2024	2023
Net cash provided by operating activities - discontinued operations	$-	$1,471
Net cash provided by investing activities - discontinued operations	$-	$1,936

There were no capital expenditures or significant operating and investing noncash items related to discontinued operations during the six months of June 30, 2024 and 2023, respectively.

There were no major classes of assets and liabilities of the discontinued operations as of June 30, 2024 or December 31, 2023.

Note 4. Stock-Based Compensation

On May 11, 2023, we granted 200 shares of restricted stock to two directors all of which vested on the grant date with a fair value of $40.

No RSUs or stock options were granted during the three and six months ended June 30, 2024, respectively.

Compensation cost related to RSUs vesting during the period totaled $10 and $37 for the six months ended June 30, 2024 and 2023, respectively. Approximately $7 of total unrecognized compensation costs related to un-vested RSUs is expected to be recognized throughout the balance of the year.

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

Common stock equivalents (in thousands) that have been excluded from the calculation of earnings per share because they would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2024	2023
Stock options	8	60
Restricted stock units	12	31

Note 6. Segment Information

We previously operated in two different segments: household products and health and beauty care products. We chose to organize our business around these segments based on differences in the products sold. Accounting policies for our segments were the same as those described in Note 1. We evaluated segment performance based on segment income or loss from operations.

In the third quarter of 2023, in conjunction with the divestitures of brands, the Company determined it has one reportable segment. These divestitures are described in Note 3. All balances and results of operations related to our health and beauty care segment have been reclassified as discontinued operations for all periods presented in the Condensed Consolidated Financial Statements.

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

The UMB Loan Agreement was terminated on February 27, 2023 and the revolving credit facility was paid in full on February 28, 2023. The loans were secured by all of the assets of the Company and its subsidiaries. Unamortized loan costs were $0 as of June 30, 2024 and December 31, 2023, respectively. There was no amortization of loan costs for the six months ended June 30, 2024. Amortization of loan costs for the six months ended June 30, 2023 was $100, including $83 that were expensed as a result of the termination of the UMB Loan Agreement.

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

Unamortized loan costs were $0 and $9 for the six months ended June 30, 2024 and 2023, respectively. Amortization of loan costs for the six months ended June 30, 2024 and 2023 were $0 and $11, respectively.

On July 7, 2023, the La Plata term loans were paid in full and the La Plata Loan Agreement was terminated.

Note 8. Leases

We have entered into a lease for our corporate headquarters with a remaining lease term of 6 years. This lease includes both lease and non-lease components, which are accounted for as a single lease component as we have elected the practical expedient to combine these components for all leases. As the lease does not provide an implicit rate, we calculated the right-of-use assets and lease liabilities using our secured incremental borrowing rate at the lease commencement date. We currently do not have any finance leases outstanding.

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

Payments received under the sublease agreement are reflected as sublease income and are offset against our operating lease cost in general and administrative expenses on the Condensed Consolidated Statements of Operations. We recognized $71 of sublease income for the three and six months ended June 30, 2024. There was no sublease income during the three and six months ended June 30, 2023.

Information related to leases was as follows:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Operating lease information:
Operating lease cost	$103	$206
Operating cash flows from operating leases	103	206
Net assets obtained in exchange for new operating lease liabilities	-	-

Weighted average remaining lease term in years	6.42	6.42
Weighted average discount rate	5.1%	5.1%

Future

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Operating lease information:
Operating lease cost	$101	$203
Operating cash flows from operating leases	101	203
Net assets obtained in exchange for new operating lease liabilities	-	-

Weighted average remaining lease term in years	7.42	7.42
Weighted average discount rate	5.1%	5.1%

Future minimum annual lease payments are as follows:

Future

Remainder of 2024	$207
2025	420
2026	427
2027	434
2028	441
Thereafter	864
Total minimum lease payments	$2,793
Less imputed interest	(424)

Total operating lease liability	$2,369

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Condensed Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023. This Item 2 contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected, or implied in the forward-looking statements. Please refer to the section “Cautionary Note on Forward Looking Information” in this Report as well as “Item 1A. Risk Factors” in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2023, as well as in the section “Risk Factors” in the Company’s Definitive Proxy Statement on Schedule 14A filed on May 13, 2024 for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Looking forward, we are focused on both short- and long-term strategies that we believe will enhance our financial health and deliver shareholder value. The Company entered into the Merger Agreement with the purpose of creating meaningful shareholder value for all shareholders of the combined entity and to alleviate negative operating trends. The Merger is currently expected to close during the third quarter of 2024.

Divestitures

On September 15, 2023, we entered into and consummated a Stock Purchase Agreement with a buyer to sell 100% of the outstanding stock of our wholly owned subsidiary Neoteric Cosmetics, Inc. (“Neoteric”). Effective June 30, 2023, and closed in July 2023, we sold the Alpha® Skin Care product line to a company that markets and distributes skin care products. Effective June 30, 2023, and closed in July 2023, we sold the BIZ® product line to a company that markets and distributes laundry products. On January 23, 2023, we sold the Scott's Liquid Gold® Wood Care and Scott's Liquid Gold® Floor Restore product lines to a company that markets and distributes wood care products. On December 15, 2022, we sold the Prell® brand to a company that markets and distributes natural hair and skincare products. We have reflected the operations of Neoteric, Alpha® Skin Care, BIZ®, Scott's Liquid Gold® and Prell® as discontinued operations for all periods presented.

See Note 3 - “Discontinued Operations” in the Notes to Condensed Consolidated Financial Statements for further information on the sale of these brands.

In conjunction with the sale of the Scott’s Liquid Gold® brand, as discussed below, the Company may continue to use names “Scott’s Liquid Gold” and “SLG” for up to twenty-one months following the closing date of the agreement on January 23, 2023. Following this transitional name period, the Company will only be able to use the aforementioned names in connection with retaining records and other historical or archived documents and any use required by or permitted as a fair use or otherwise under applicable law.

Our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations report discontinued operations separate from continuing operations. Our Condensed Consolidated Statements of Equity and Statements of Cash Flows combine the results of continuing and discontinued operations. A summary of financial information related to our discontinued operations is as follows:

Results of Operations

Three months ended June 30, 2024 compared to three months ended June 30, 2023

	Three Months Ended June 30, (in thousands)
			Increase / (Decrease)
	2024	2023	$	%
Net sales	$718	$849	$(131)	(15.4%)
Cost of sales	376	466	(90)	(19.3%)
Gross profit	342	383	(41)	(10.7%)
Gross margin	47.6%	45.1%

Operating expenses:
Advertising	22	111	(89)	(80.2%)
Selling	172	482	(310)	(64.3%)
General and administrative	634	629	5	0.8%
Intangible asset amortization	-	45	(45)	(100.0%)
Total operating expenses	828	1,267	(439)	(34.6%)
Loss from operations	(486)	(884)	398	45.0%

Interest income	40	-	40	100.0%
Interest expense	-	39	(39)	(100.0%)
Loss before income taxes and discontinued operations	(446)	(845)	399	47.2%
Income tax expense	(4)	(6)	2	33.3%
Loss from continuing operations	(450)	(851)	401	47.1%
Income from discontinued operations	-	398	(398)	(100.0%)
Net loss	$(450)	$(453)	$3	0.7%

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

Six months ended June 30, 2024 compared to six months ended June 30, 2023

	Six Months Ended June 30, (in thousands)
			Increase / (Decrease)
	2024	2023	$	%
Net sales	$1,577	$1,701	$(124)	(7.3%)
Cost of sales	877	953	(76)	(8.0%)
Gross profit	700	748	(48)	(6.4%)
Gross margin	44.4%	44.0%

Operating expenses:
Advertising	39	220	(181)	(82.3%)
Selling	360	888	(528)	(59.5%)
General and administrative	1,308	1,251	57	4.6%
Intangible asset amortization	-	90	(90)	(100.0%)
Total operating expenses	1,707	2,449	(742)	(30.3%)
Loss from operations	(1,007)	(1,701)	694	40.8%

Interest income	69	-	69	100.0%
Interest expense	-	(113)	113	100.0%
Loss before income taxes and discontinued operations	(938)	(1,814)	876	48.3%
Income tax expense	(4)	(2)	(2)	(100.0%)
Loss from continuing operations	(942)	(1,816)	874	48.1%
Income from discontinued operations	-	1,732	(1,732)	(100.0%)
Net loss	$(942)	$(84)	$(858)	(1,021.4%)

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

Liquidity and Changes in Cash Flows

At June 30, 2024, we had approximately $2,916 in cash on hand, a decrease of $1,011 from December 31, 2023.

The following is a summary of cash provided by or (used in) each of the indicated types of activities:

	Six Months Ended June 30, (in thousands)
			Increase / (Decrease)
	2024	2023	$	%
Operating activities	$(1,011)	$907	$(1,918)	(211.5%)
Investing activities	-	1,936	(1,936)	(100.0%)
Financing activities	-	(2,284)	2,284	100.0%
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

Critical Accounting Estimates

See Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2024, we conducted an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024 due to the material weakness in our internal control over financial reporting described below.

Notwithstanding the material weakness, which still existed as of June 30, 2024, the Company’s President and Chief Financial Officer has concluded that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

Material Weakness

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s financial statements will not be prevented or detected on a timely basis. The material weakness that we previously reported was identified as of June 30, 2023 and relates to our finance department lacking a sufficient number of trained professionals with technical accounting expertise to process and account for complex, non-routine transactions in accordance with GAAP. The material weakness was detailed in Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. This material weakness still existed as of June 30, 2024.

The Company is continuing the process of remediating its material weakness. However, the material weakness in internal control over financial reporting that has been identified will not be remediated until we are able to add a sufficient number of trained professionals to our finance department, who have technical accounting expertise to process and account for complex, non-routine transactions in accordance with GAAP, our control is implemented and operates for a period of time, is tested, and the Company is able to conclude that such internal controls are operating effectively. The Company cannot provide assurance that these procedures will be successful in identifying material errors that may exist in the financial statements. The Company cannot make assurances that it will not identify additional material weaknesses in its internal control over financial reporting in the future. Management plans, as capital becomes available to the Company, to increase the accounting and financial reporting staff and provide future investments in the continuing education and public company accounting training of our accounting and financial professionals. In this context, please consider also the risk factor titled “Both Horizon Kinetics and the Company have identified material weaknesses in their internal control over financial reporting, which make those controls ineffective. If the combined company fails to maintain an effective system of disclosure controls and internal control over financial reporting, its ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired,” in the “Risk Factors” section of the Company’s Definitive Proxy Statement on Schedule 14A filed on May 13, 2024, which is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

Other than as identified above, there was no change in our internal control over financial reporting during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, including the “Cautionary Note on Forward-Looking Information,” you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and subsequent quarterly reports on Form 10-Q.

In addition, you should carefully consider the factors discussed in the section “Risk Factors” in the Company’s Definitive Proxy Statement on Schedule 14A filed on May 13, 2024, which is incorporated herein by reference.

All of the factors referenced above could materially affect our, or the combined company’s, business, financial condition, or future results.

ITEM 6. EXHIBITS

Exhibit Number	Document
10.1	First Amendment to Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on May 15, 2024).
31.1	Rule 13a-14(a) Certification of the President and Chief Financial Officer.
32.1*	Section 1350 Certification.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRLtags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: August 1, 2024