Form 10-Q
period 2024-09-30
Horizon Kinetics Holding Corp
filed 2024-11-12
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-13458

HORIZON KINETICS HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	84-0920811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
470 Park Ave S., New York, New York	10016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 291-2300

Securities registered pursuant to Section 12(b) of the Exchange Act.

Title of each class	Trading Symbol	Name of exchange on which registered
None	None	None

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

As of November 11, 2024 the registrant had 18,635,321 shares of its common stock, $0.10 par value per share, outstanding.

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

The forward-looking statements contained in this Report are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Forward-looking statements and our performance inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to:

•
Unfavorable market conditions could adversely affect our business in many ways, including by reducing the fees revenue and distributions received from its funds.
•
Certain investments represent a material portion of our total assets. If these investments’ operating or market performance deteriorates for any reason, then the Company’s resulting advisory fees and reputation could be negatively impacted.
•
The Company and our employees may invest in other companies or funds in which its clients also invest, which may create conflicts of interest. Conflicts of interests are also present when the Company receives performance fees.
•
The Company, and the funds and SMAs managed by its subsidiary, are exposed to risks relating to cryptocurrencies and related investments, either directly or through cryptocurrency-linked ETFs.
•
Our success depends highly on its senior executives, and the loss of their services would have a material adverse effect on its business, results and financial condition.
•
Poor performance of our funds would cause a decline in its revenue, income and cash flow and could adversely affect its ability to raise capital for future funds.
•
Our investment philosophy makes a rebalancing of portfolios unlikely, which could result in concentrated positions, adversely impacting our business and reputation if those positions decline.
•
The asset management business is intensely competitive.
•
The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.

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

PART I

ITEM 1. FINANCIAL STATEMENTS.

HORIZON KINETICS HOLDING CORPORATION

Condensed Consolidated Statements of Financial Condition

(in thousands)

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Cash and cash equivalents	$18,071	$10,477
Fees receivable	6,948	4,453
Investments, at fair value	74,852	37,620
Investments in proprietary funds	177,912	103,962
Operating lease right-of-use assets	5,593	5,651
Property and equipment, net	114	200
Prepaid expenses and other assets	3,037	1,882
Due from affiliates	116	2,660
Digital assets	9,029	1,829
Intangible assets, net	45,019	43,876
Goodwill	24,425	19,273
Total Assets	$365,116	$231,883
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$8,056	$3,839
Accrued third party distribution expenses	427	1,022
Deferred revenue	191	70
Deferred tax liability, net	73,640	617
Due to affiliates	9,429	9,966
Operating lease liability	8,001	7,281
Total Liabilities	99,744	22,795
Commitments and contingencies (Note 12)
Shareholders' Equity
Preferred stock, no par value, authorized 20,000 shares; no shares issued and outstanding	-	-
Common stock; $0.10 par value, authorized 50,000 shares; issued and outstanding 18,635 shares (2024) and 17,984 shares (2023), net of treasury stock; 1 and 0 shares at September 30, 2024 and December 31, 2023, respectively	1,863	1,798
Additional paid-in capital	39,217	-
Retained earnings	224,292	207,290
Total Shareholders’ Equity	265,372	209,088
Total Liabilities and Shareholders’ Equity	$365,116	$231,883

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

HORIZON KINETICS HOLDING CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Management and advisory fees	$14,933	$12,709	$41,735	$39,037
Other income and fees	435	37	700	385
Total revenue	15,368	12,746	42,435	39,422

Operating expenses:
Compensation, related employee benefits, and cost of goods sold	7,616	6,555	20,299	20,823
Sales, distribution and marketing	3,097	2,479	8,006	7,822
Depreciation and amortization	496	453	1,415	1,368
General and administrative expenses	2,809	1,618	7,500	5,730
Total operating expenses	14,018	11,105	37,220	35,743

Operating income	1,350	1,641	5,215	3,679

Other income (expense):
Equity in earnings of proprietary funds, net	20,276	13,780	55,752	(2,473)
Interest and dividends	891	181	1,261	468
Other income (expense)	(2,676)	2	(2,857)	27
Unrealized (loss) gain on digital assets, net	(95)	-	2,792	-
Realized gain on investments, net	23	1,340	342	1,409
Unrealized gain (loss) on investments net	11,321	8,660	24,942	(10,738)
Total other income (expense), net	29,740	23,963	82,232	(11,307)

Income (loss) before provision for income taxes	31,090	25,604	87,447	(7,628)

Income tax (expense) benefit	(69,257)	(133)	(70,735)	707

Net income (loss)	$(38,167)	$25,471	$16,712	$(6,921)

Basic and diluted net income (loss) per common shares:
Net income (loss)	$(2.07)	$1.42	$0.92	$(0.38)

Weighted average shares outstanding:
Basic and diluted	18,415	17,984	18,129	17,984

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

HORIZON KINETICS HOLDING CORPORATION

Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Capital in Excess of Par	Retained Earnings	Total
Balance at December 31, 2023	17,984	$1,798	$-	$207,290	$209,088
Cumulative effect of the adoption of ASU 2023-08, net of income taxes	-	-	-	4,369	4,369
Distributions	-	-	-	(1,700)	(1,700)
Net income	-	-	-	40,841	40,841
Balance at March 31, 2024	17,984	$1,798	$-	$250,800	$252,598
Distributions	-	-	-	(2,379)	(2,379)
Net income	-	-	-	14,038	14,038
Balance at June 30, 2024	17,984	$1,798	$-	$262,459	$264,257
Contributions of investment securities, net	-	-	25,512	-	25,512
Shares issued for acquisition, net	650	65	13,705	-	13,770
Net loss	-	-	-	(38,167)	(38,167)
Balance at September 30, 2024	18,634	$1,863	$39,217	$224,292	$265,372

Balance at December 31, 2022	17,984	$1,798	$-	$223,135	$224,933
Distributions	-	-	-	(4,900)	(4,900)
Net loss	-	-	-	(19,883)	(19,883)
Balance at March 31, 2023	17,984	$1,798	$-	$198,352	$200,150
Distributions	-	-	-	(3,520)	(3,520)
Net loss	-	-	-	(12,509)	(12,509)
Balance at June 30, 2023	17,984	$1,798	$-	$182,323	$184,121
Distributions	-	-	-	(1,200)	(1,200)
Net income	-	-	-	25,471	25,471
Balance at September 30, 2023	17,984	$1,798	$-	$206,594	$208,392

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

HORIZON KINETICS HOLDING CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net cash provided by operating activities	$6,425	$11,357

Investing activities:
Proceeds from sale of investments	395	2,460
Purchases of property and equipment	(43)	(95)
Purchases of investments	(593)	(959)
Cash acquired from acquisition	2,823	-
Net cash provided by investing activities	2,582	1,406

Financing activities:
Distributions paid	(4,079)	(9,620)
Cash contributions from affiliates	2,666	-
Net cash used in financing activities	(1,413)	(9,620)

Net increase in cash and cash equivalents	7,594	3,143

Cash and cash equivalents, beginning of year	10,477	8,814

Cash and cash equivalents, end of period	$18,071	$11,957

Supplemental disclosure of non-cash investing activities:
Net assets acquired in acquisition	$10,969	$-

Supplemental disclosure of non-cash financing activities:
Net contributions of investment securities from affiliates	$22,846	$-

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

HORIZON KINETICS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except per share data)

Note 1. General

The accompanying unaudited interim Condensed Consolidated Financial Statements of Horizon Kinetics Holding Corporation, a Delaware Company (along with its wholly-owned subsidiaries, collectively referred to as the “Company”, “HKHC” or in the first-person notations of “we”, “us” and “our”) were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statement rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements. The interim operating results are not necessarily indicative of the results for a full year or for any interim period. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The accompanying Condensed Consolidated Statement of Financial Condition as of December 31, 2023 has been derived from the Company's annual financial statements for the year ended December 31, 2023. The Condensed Consolidated Financial Statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes of Horizon Kinetics, LLC and Subsidiaries included in our Form DEF 14A filed with the SEC on May 13, 2024.

The Condensed Consolidated Financial Statements include the accounts of HKHC and all of its wholly-owned subsidiaries (Horizon Kinetics Asset Management LLC, Kinetics Funds Distributor LLC, KBD Securities LLC and SLG Chemicals, Inc.). All intercompany balances and transactions have been eliminated in consolidation.

On August 1, 2024, the Company, formerly known as “Scott’s Liquid Gold-Inc.,” completed its previously announced merger in accordance with the terms and conditions of the Agreement and Plan of Merger, dated December 19, 2023, as amended (collectively, the “Merger Agreement”), by and among Scott’s Liquid Gold-Inc., a Colorado corporation (“SLGD”), Horizon Kinetics, LLC, a Delaware limited liability company (“Horizon Kinetics”), and HKNY One, LLC, a Delaware limited liability company and wholly owned subsidiary of SLGD (“Merger Sub”). In accordance with the Merger Agreement, Merger Sub merged with and into Horizon Kinetics, with Horizon Kinetics surviving the merger as a wholly-owned subsidiary of the Company (the “Merger”).

In the Merger, all of the ownership interests in Horizon Kinetics were converted into an aggregate of 17,984,253 shares of the Company’s common stock (representing 96.5% of the shares of the Company’s common stock outstanding immediately after the effective time of the Merger). The number of shares was calculated in accordance with the formula in the Merger Agreement based on (a) the sum of Horizon Kinetics' tangible net assets of approximately $250 million and the value of Horizon Kinetics' operating business of $200 million, (b) divided by 25. These shares were issued to the members of Horizon Kinetics. As a result, immediately after the effective time of the Merger, SLGD legacy shareholders collectively held approximately 3.5% of the shares of the Company’s common stock outstanding at such time.

The Company accounted for the Merger as a reverse acquisition. As such, Horizon Kinetics is considered the accounting acquirer. Therefore, Horizon Kinetics’ historical financial statements are the historical financial statements following the completion of the Merger, and the results of operations of the post-merger company are included in our financial statements for all periods subsequent to August 1, 2024. For additional information related to the Merger, see Note 3 – Acquisitions.

Note 2. Summary of Significant Accounting Policies

(a) Consolidation

In addition to its wholly-owned subsidiaries, generally accepted accounting principles in the United States of America (“GAAP”) requires that the assets, liabilities and results of operations of a variable interest entity (“VIE”) be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. The determination as to whether an entity qualifies as a VIE depends on the facts and circumstances surrounding each entity, and therefore certain of the investment vehicles managed by the Company may qualify as VIEs under the variable interest model, whereas others may qualify as voting interest entities

(“VOEs”) under the voting interest model. The granting of substantive kick-out rights is a key consideration in determining whether a limited partnership or similar entity is a VIE and whether or not that entity should be consolidated. The Company first evaluates whether it holds a variable interest in an entity. Fees that are customary and commensurate with the level of services provided, and where the Company does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered a variable interest. The Company factors in all economic interests including proportionate interests through related parties, to determine if such interests are considered a variable interest. As the Company’s interests in many of these entities are solely associated with market rate fees and/or insignificant indirect interests through related parties, the Company is not considered to have a variable interest in many of these entities. For entities where the Company has determined that it does hold a variable interest, the Company performs an assessment to determine whether each of those entities qualify as a VIE.

The Company holds equity investments in certain of its proprietary funds. While the Company and other related-party owners own a significant portion of the entities in some instances, the Company has determined that it is not the ultimate primary beneficiary. The Company’s maximum exposure to loss is the potential loss of its investment, it can redeem its investment at any time (in accordance with the redemption provisions of the specific funds) and does not have in place any liquidity arrangements or other commitments with third parties on behalf of the funds. Accordingly, the underlying assets and liabilities related to these entities are not consolidated with the Company’s condensed consolidated financial statements.

(b) Use of estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

(c) Liquidity

The Company believes that its cash and cash equivalents will be sufficient to fund operations past one year from the issuance of these condensed consolidated financial statements.

(d) Digital assets

Through December 31, 2023, the Company accounted for digital assets in accordance with the AICPA’s practice aid “Accounting for and auditing of digital assets.” In accordance with this practice aid, digital assets are accounted for as an indefinite-lived intangible asset and are initially valued based on the current price of the digital asset at the time the digital asset was received. During 2023, the Company evaluated digital assets for impairment on a daily basis or when events or changes indicate the carrying value may not be recoverable by using the daily low price. The Company has evaluated its digital assets for impairment and did not record any impairments for the three and nine months ended September 30, 2023.

Effective January 1, 2024, the Company measures digital assets at fair value with changes recognized in earnings in each reporting period. The Company tracks its cost basis of digital assets in accordance with first-in-first-out method of accounting.

The Company’s digital assets are all Level 1 within the fair value hierarchy, except for certain other assets with a fair value of $8 that are Level 2.

The following tables present additional information about the Company’s digital assets as of September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024			December 31, 2023
	Units Held	Cost Basis	Fair Value	Units Held	Cost Basis	Fair Value
Bitcoin	130.92	$1,673	$8,287	129.80	$1,555	$5,488
Litecoin	1,208.80	137	81	1,208.80	137	88
Ethereum	175.70	53	457	175.70	53	401
Bitcoin Cash	226.35	67	76	193.20	55	50
All others	10,062.23	34	128	10,085.97	29	73
	11,804.00	$1,964	$9,029	11,793.47	$1,829	$6,100

(e) Investments, at fair value

The Company invests in securities which are valued at fair value with unrealized gains and losses included in the condensed consolidated statement of operations. Realized gains and losses are determined on the basis of specific identification.

(f) Investments in proprietary funds

For investments in entities over which the Company exercises significant influence, but which do not meet the requirements for consolidation and for which the Company has not elected the fair value option, the Company uses the equity method of accounting, whereby the Company records its share of the underlying income or loss of such entities. The Company’s share of the underlying net income or loss of such entities is recorded in equity in earnings of affiliated investments on the condensed consolidated statement of operations. As the underlying entities that the Company manages and invests in are, for U.S. GAAP purposes, primarily investment companies accounted for under Accounting Standards Codification (“ASC”) Topic 946 which reflect their investments at fair value, the carrying value of the Company’s equity method investments in such entities approximates fair value.

(g) Other investments

We account for other investments that are not accounted for under the equity method that do not have a readily determinable fair value under the fair value measurement alternative. Under the fair value measurement alternative, these investments are based on our original cost less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar interests of the same issuer. Under this method, our share of the income or losses of such companies is not included in our Consolidated Statements of Operations, however, the result of observable price changes, if any, are reflected in Other income (loss), net. We include the carrying value of these investments in Investments in proprietary funds on the Condensed Consolidated Balance sheets.

(h) Fair value measurements:

The Company values certain of its financial assets and liabilities based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting guidance emphasizes that fair value is a market-based measurement that should be determined based on the assumptions market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, accounting guidance establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Valuation techniques used to measure fair value shall maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as follows:

Level 1 Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments are not applied to Level 1 investments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these investments does not entail a significant degree of judgment.

Level 2 Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value hierarchy guidance gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs.

(i) Revenue Recognition

The Company recognizes revenue under Financial Accounting Standards Board's (FASB) Accounting Standards Update (ASU) 2014-09, Revenue From Contracts With Customers (Topic 606). The Company recognizes revenue when the performance obligation is satisfied, which is the point at which control of the promised goods or services are transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services.

Management fees, which are generally calculated as a percentage of assets under management, are recognized when earned and collection is probable. Certain contracts for management services also provide for performance-based fees (“Incentive Fees”), which are generally earned when a predefined minimum investment return (“Return Threshold”) for the managed funds are earned. When applicable, Incentive Fees are recognized in the statements of operations based on the contractual conditions set forth in the agreements governing the managed funds as if the managed funds were terminated and liquidated at the reporting date and the managed funds’ investments were realized at the then estimated fair values.

Incentive Fee revenue is recorded when earned by the fund managers of those managed funds to the extent that Return Thresholds have been met and it is probable that a significant reversal of revenue will not occur. Management and advisory fees are comprised of base management fees, advisory and other fees and are accounted for as contracts with customers. The Company earns base management fees from its customers at a fixed percentage of a calculation base which is typically invested capital or net asset value. The Company identifies its customers on a fund-by-fund basis in accordance with the terms and circumstances of the individual fund. Generally, the customer is identified as the investor in its managed funds and investment vehicles, but for certain widely held funds or vehicles, the fund or vehicle itself may be identified as the customer. These customer contracts require the Company to provide investment management services over a period of time, which represents a performance obligation that the Company satisfies over time. Management fees are a form of variable consideration because the fees that the Company is entitled to vary based on fluctuations in the basis for the management fee. The amount recorded as revenue is generally determined at the end of the period because these management fees are payable on a regular basis (typically monthly) and are not subject to claw back once paid. Transaction, advisory and other fees are principally fees charged to the investors of funds indirectly through the managed funds. These fees are based on a fixed percentage of enterprise value or equity value of pooled capital raised and are earned which generally coincides with when the capital is called. These fees are not tied to performance or ongoing investment management services, are not subject to claw back and are recorded in the period in which the related transaction closes. Accrued but unpaid management and advisory fees as of the reporting date are included in fees receivable.

The following table disaggregates our management services revenue by type:

	Three months ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Mutual fund management fees	$6,378	$5,194	$16,748	$15,715
ETF management fees	1,877	2,180	4,817	7,291
Separately managed account management fees	4,739	4,313	14,737	13,020
Proprietary fund management fees	1,939	1,022	5,433	3,011
	$14,933	$12,709	$41,735	$39,037

The following table presents balances of management fees receivable by type:

	September 30, 2024	December 31, 2023
Mutual fund management fees	$2,089	$1,652
ETF management fees	626	549
Separately managed account management fees	1,983	281
Proprietary fund management fees	1,759	1,019
Other	491	952
	$6,948	$4,453

(j) Other revenue

The Company produces investment research reports for individual and institutional research clients. In addition, the Company retains a third-party marketing firm to market and distribute its research reports. Clients subscribe at a monthly, annual or multi-annual level. Income is accrued monthly based on current subscription base.

The Company also generates revenue from sales of consumer products. Consumer product revenue contracts are identified when purchase orders are received and accepted from customers and represent a single performance obligation to sell our products to a customer, and are recorded net of expected customer allowances and promotional programs. Net revenues are recorded at the time that control of the products is transferred to customers.

(k) Third party distribution

The Company has agreements in place with several third-party distribution firms and individual marketers (“Marketers”). Generally, each party to the agreement may terminate the agreement in a short notice period. Third party distribution expenses are earned by the Marketers based on revenue earned from some of the Company’s investment products generated by the respective Marketers. Accrued third party distribution expenses represent expenses that have been accrued but not paid. In the event that related fees receivable are deemed uncollectible, both related fees receivable and accrued third party distribution expenses will be written off.

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

(m) Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Topic 350-60). ASU No. 2023-08 requires that an entity measure crypto assets at fair value with changes recognized in net income at each reporting period and present crypto assets separately from other intangible assets in the balance sheet and changes from the remeasurement of crypto assets separately from changes in the carrying amounts of other intangible assets in the income statement. ASU No. 2023-08 is effective for annual periods beginning after December 15, 2024 and interim periods within annual periods beginning after December 15, 2024. The Company adopted ASU 2023-08 as of January 1, 2024 resulting in certain expanded disclosures about digital assets and recorded an increase to our digital assets and shareholders’ equity of approximately $4.4 million.

(n) Recently issued accounting pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU No. 2023-07 requires disclosures about significant segment expenses and additional interim disclosure requirements. This standard also requires a single reportable segment to provide all disclosures required by Accounting Standards Codification Topic 280. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively for all prior periods presented in the consolidated financial statements. We intend to adopt this standard in our Annual Report on Form 10-K for the year ending December 31, 2024. We are currently evaluating the potential impact of adopting this standard on our disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU No. 2023-09 establishes incremental disaggregation of income tax disclosures pertaining to the effective tax rate reconciliation and income taxes paid. This standard is effective for fiscal years beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. We intend to adopt this standard in our Annual Report on Form 10-K for the year ending December 31, 2025. We are currently evaluating the potential impact of adopting this standard on our disclosures.

Note 3. Acquisitions

On August 1, 2024, the Company completed its previously announced merger in accordance with the terms and conditions of the Merger Agreement, by and among SLGD, Horizon Kinetics, and Merger Sub.

In the Merger, all of the ownership interests in Horizon Kinetics were converted into an aggregate of 17,984,253 shares of the Company’s common stock (representing 96.5% of the shares of the Company’s common stock outstanding immediately after the effective time of the Merger). The number of shares was calculated in accordance with the formula in the Merger Agreement based on (a) the sum of Horizon Kinetics' tangible net assets of approximately $250 million and the value of Horizon Kinetics' operating business of $200 million, (b) divided by 25. These shares were issued to the members of Horizon Kinetics. As a result, immediately after the effective time of the Merger, SLGD legacy shareholders collectively held approximately 3.5% of the shares of the Company’s common stock outstanding at such time.

The Company accounted for the Merger as a reverse acquisition. As such, Horizon Kinetics is considered the accounting acquirer. Therefore, Horizon Kinetics’ historical financial statements replace SLGD’s historical financial statements following the completion of the Merger, and the results of operations of both companies will be included in our financial statements for all periods subsequent to August 1, 2024.

Because the Merger is considered a reverse acquisition for accounting purposes, the fair value of the purchase consideration is calculated based on the Company’s stock price as it is considered to be a more reliable determination than the fair value of Horizon Kinetics’ private stock. Consideration is estimated based on the Company’s closing stock price on August 1, 2024. The purchase price was finalized based on the stock price on the closing date.

Shares of Scott's Liquid Gold-Inc.	13,012
Share price on August 1, 2024	$1.06
Fair value of consideration	$13,792

The preliminary purchase price as shown in the table above is allocated to the tangible and intangible assets acquired and liabilities assumed by the Company based on their preliminary estimated fair values. The fair value assessments are preliminary and are based upon available information and certain assumptions which the Company believes are reasonable, and therefore are subject to revisions that may result in adjustments to the values presented below:

Description	Amount
Cash and cash equivalents	$2,823
Other current assets	935
Other non-current assets	1,298
Intangible assets, net	2,465
Goodwill	5,151
Deferred tax asset	3,871
Current liabilities	(406)
Non-current liabilities	(2,345)
Preliminary purchase price	$13,792

The following table presents the unaudited pro forma information assuming the Merger occurred on January 1, 2023. The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on that date:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues	$15,649	$13,653	$44,214	$42,045
Net income (loss)	$21,493	$24,417	$75,310	$(69,839)

Basic and diluted earnings (loss) per share	$1.15	$1.31	$4.04	$(3.75)
Basic and diluted weighted average shares outstanding	18,634	18,634	18,634	18,634

These calculations reflect the increased amortization expense of intangible assets and the consequential income tax effects that would have resulted had the Merger closed on January 1, 2023.

Note 4. Investments, at Fair Value

As of September 30, 2024 the Company owned investments in marketable securities with a fair value of $74,852 and a cost of $24,884.

The following summarizes the Company’s investments accounted for at fair value at September 30, 2024 using the fair value hierarchy:

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Investments:
Texas Pacific Land Corporation	$51,046	$51,046	$-	$-
Kinetics Market Opportunities Fund	6,676	-	6,676	-
Kinetics Mutual Funds and ETFs	6,160	-	6,160	-
Kinetics Spin-Off and Corporate Restructuring Fund-Institutional Class	3,203	-	3,203	-
All other market traded equity securities	2,518	2,518	-	-
CBOE Global Markets	2,016	2,016	-	-
FRMO Corporation	1,630	-	1,630	-
Grayscale Bitcoin Trust	1,617	1,617	-	-
Totals	$74,866	$57,197	$17,669	$-
Liabilities:
Market traded equity securities - sold short	(14)	(14)	-	-
Total Liabilities	(14)	(14)	-	-
Total	$74,852	$57,183	$17,669	$-

The following summarizes the Company’s investments accounted for at fair value at December 31, 2023 using the fair value hierarchy:

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Investments:
Texas Pacific Land Corporation	$30,084	$30,084	$-	$-
Kinetics Spin-Off and Corporate Restructuring Fund-Institutional Class	2,015	-	2,015	-
All other market traded equity securities	1,679	1,679	-	-
FRMO Corporation	1,259	-	1,259	-
Horizon Kinetics SPAC Active ETF	1,256	-	1,256	-
Grayscale Bitcoin Trust	1,105	1,105	-	-
Kinetics Mutual Funds and ETFs	224	-	224	-
Totals	$37,622	$32,868	$4,754	$-
Liabilities:
Market traded equity securities - sold short	(2)	(2)	-	-
Total Liabilities	(2)	(2)	-	-
Total	$37,620	$32,866	$4,754	$-

As of September 30, 2024 and December 31, 2023, there are no investments categorized within Level 3.

Note 5. Investments in Proprietary Funds

At September 30, 2024 and December 31, 2023, investments in proprietary funds, which are recorded using the equity method of accounting, consist of the following:

	September 30, 2024
	Equity Held	Ownership %	Management Fees	Performance Fees	Receivable at September 30, 2024
Polestar Fund LP (Class A and S)	$43,645	10.9%	$1,855	$159	$706
Kinetics Institutional Partners LP	21,640	37.8%	212	-	29
Horizon Multi-Strategy Fund, LP	28,362	11.1%	1,308	51	421
Horizon Kinetics Equity Opportunities Fund (All classes)	37,168	9.6%	-	458	20
Horizon Multi-Disciplinary Fund, LP	7,183	34.0%	53	355	149
Kinetics Partners LP	19,898	50.5%	10	-	1
Horizon Kinetics Hard Assets, LLC	9,094	3.1%	-	-	-
All others	9,736		497	383	231
	$176,726		$3,935	$1,406	$1,557

	December 31, 2023
	Equity Held	Ownership %	Management Fees	Performance Fees	Receivable at December 31, 2023
Polestar Fund LP (Class A and S)	$28,821	11.2%	$1,704	$222	$448
Kinetics Institutional Partners LP	13,667	37.3%	217	-	19
Horizon Multi-Strategy Fund, LP	17,716	15.3%	1,077	51	241
Horizon Kinetics Equity Opportunities Fund (All classes)	17,149	6.3%	-	-	-
Horizon Multi-Disciplinary Fund, LP	5,387	33.4%	55	-	15
Kinetics Partners LP	6,884	24.4%	11	-	1
Horizon Kinetics Hard Assets, LLC	5,362	3.1%	-	-	-
All others	7,790		459	130	54
	$102,776		$3,523	$403	$778

The tables below present summarized financial information of the Company’s equity method investments at September 30, 2024:

	Statement of Financial Condition
	Net Long and Short Positions	Other Assets	Liabilities	Equity
Polestar Fund LP (Class A and S)	$376,804	$26,716	$3,917	$399,603
Kinetics Institutional Partners LP	57,702	71	598	57,175
Horizon Multi-Strategy Fund, LP	184,552	24	594	183,982
Horizon Kinetics Equity Opportunities Fund (All classes)	319,014	308	433	318,889
Horizon Multi-Disciplinary Fund, LP	21,128	-	33	21,095
Kinetics Partners LP	39,380	53	38	39,395
Horizon Kinetics Hard Assets, LLC	283,576	9,132	95	292,613
All others	139,523	73,445	4,169	208,799
	$1,421,679	$109,749	$9,877	$1,521,551

	Statement of Operations
	Revenue / Investment Income	(Expenses)	Net Realized and Unrealized Gain (Loss)	Net Income (Loss)
Polestar Fund LP (Class A and S)	$3,952	$(787)	$53,182	$56,347
Kinetics Institutional Partners LP	524	(106)	7,689	8,107
Horizon Multi-Strategy Fund, LP	1,261	(539)	21,183	21,905
Horizon Kinetics Equity Opportunities Fund (All classes)	181	(158)	8,206	8,229
Horizon Multi-Disciplinary Fund, LP	-	(33)	1,938	1,905
Kinetics Partners LP	366	(24)	5,507	5,849
Horizon Kinetics Hard Assets, LLC	3,650	(6)	47,980	51,624
All others	2,697	(2,680)	11,913	11,930
	$12,631	$(4,333)	$157,598	$165,896

The tables below present summarized financial information of the Company’s equity method investments at December 31, 2023:

	Statement of Financial Condition
	Net Long and Short Positions	Other Assets	Liabilities	Equity
Polestar Fund LP (Class A and S)	$230,259	$28,614	$1,059	$257,814
Kinetics Institutional Partners LP	32,543	4,138	73	36,608
Horizon Multi-Strategy Fund, LP	115,390	1,161	807	115,744
Horizon Kinetics Equity Opportunities Fund (All classes)	272,644	1,837	3,079	271,402
Horizon Multi-Disciplinary Fund, LP	16,178	-	28	16,150
Kinetics Partners LP	24,903	3,326	54	28,175
Horizon Kinetics Hard Assets, LLC	167,972	5,939	102	173,809
All others	102,527	75,197	1,955	175,769
	$962,416	$120,212	$7,157	$1,075,471

	Statement of Operations
	Revenue / Investment Income	(Expenses)	Net Realized and Unrealized Gain (Loss)	Net Income (Loss)
Polestar Fund LP (Class A and S)	$2,805	$(1,998)	$(43,888)	$(43,081)
Kinetics Institutional Partners LP	323	(293)	(4,304)	(4,274)
Horizon Multi-Strategy Fund, LP	776	(1,262)	7,185	6,699
Horizon Kinetics Equity Opportunities Fund (All classes)	4,716	(403)	142,742	147,055
Horizon Multi-Disciplinary Fund, LP	365	(73)	634	926
Kinetics Partners LP	281	(84)	(5,068)	(4,871)
Horizon Kinetics Hard Assets, LLC	1,650	(17)	(80,782)	(79,149)
All others	10,232	(8,343)	13,778	15,667
	$21,148	$(12,473)	$30,297	$38,972

The Company also maintains a variety of investments in private funds or partnerships that are recorded either on the fair value measurement alternative or equity method as applicable. As of September 30, 2024 and December 31, 2023, these amounts aggregated to $1,186 and $1,186, respectively, and are reflected as investments in proprietary funds.

Note 6. Related Party Transactions

As of September 30, 2024 and December 31, 2023, amounts due to or due from the Company to related party affiliates is summarized as follows:

	September 30, 2024		December 31, 2023
	Receivable	Payable	Receivable	Payable
Horizon Common Inc.	$-	$(6,949)	$17	$(6,899)
Kinetics Common Inc.	-	-	66	-
Kinetics Holding Corporation	-	-	42	-
Proprietary funds	116	-	120	(7)
FRMO Corporation	-	(2,480)	-	(3,040)
HM Tech	-	-	2,089	-
Other affiliated entities	-	-	326	(20)
	$116	$(9,429)	$2,660	$(9,966)

For the three and nine months ended September 30, 2024 and 2023, amounts recognized from related party affiliates is summarized as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Revenues	Expenses	Revenues	Expenses	Revenues	Expenses	Revenues	Expenses
Proprietary funds	$10,194	$-	$8,377	$-	$26,997	$-	$25,996	$-
FRMO Corporation	2	642	-	547	9	1,802	-	1,752
Consensus Mining & Seigniorage Corp	3	-	3	-	9	-	9	-
HM Tech	-	3	-	6	-	10	-	23
	$10,199	$645	$8,380	$553	$27,015	$1,812	$26,005	$1,775

Certain co-founders of HK LLC are also shareholders of FRMO Corporation (“FRMO”). FRMO has a right to a 4.2% share of the Company’s gross revenue (prior to any commission sharing agreements) and a 4.95% ownership interest. The Company’s expenses under this agreement are included with Sales, distribution and marketing expenses in the condensed consolidated statement of operations.

The Company has waived, or provides discounted management and advisory fees, for assets under management in proprietary funds or separately managed accounts for Shareholders’ and their direct families, FRMO, Horizon Common Inc., Kinetics Holding Corporation and employees of the Company.

The Company owns an equity interest and has advanced funds in exchange for notes receivable to HM Tech, a service provider for digital asset mining operations. The Company has also recently agreed to guarantee a $0.3 million Promissory Note receivable from HM Tech LLC issued to Consensus Mining & Seigniorage Corporation in the event of default.

Note 7. Stock-Based Compensation and Shareholders’ Equity

No restricted stock units (“RSUs”) or stock options were granted during the three and nine months ended September 30, 2024, respectively. The Company has a de minimis amount of compensation cost and unrecognized compensation cost related to RSUs as of and for the nine months ended September 30, 2024.

Prior to the Merger, as defined in the Horizon Kinetics amended limited liability agreement dated as of May 1, 2011, each of two class memberships (Class A-1 and Class A-2) had certain voting rights, and profits, losses, and distributions were allocated to members as determined by the board of managers in accordance with the amended limited liability agreement. Horizon Kinetics made distributions to members on a quarterly basis, based on their ownership percentage of the respective units outstanding. Horizon Kinetics also authorized the issuance of Class B membership units, but none were issued prior to the Merger.

On July 1, 2024, the Company issued 801,932 Class A-2 membership units in exchange for $25.5 million of assets, net of a $6.8 million deferred tax liability. The assets consisted primarily of cash, investment securities, and proprietary funds contributed by Kinetics Common Inc. and Kinetics Holding Corporation.

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

Common stock equivalents that have been excluded from the calculation of earnings per share because they would have been anti-dilutive are de minimis for the three and nine months ended September 30, 2024 and 2023, respectively, and have no impact on diluted earnings per share.

Note 9. Segment Information

We operate in two different segments; asset management and consumer products. We have chosen to organize our business around these segments based on 1) differences in the products and services sold, 2) the availability of discrete financial information, and 3) the reports that are regularly reviewed by the chief operating decision maker for the purpose of assessing performance and allocating resources. Accounting policies for our segments are the same as those described in Note 1. The evaluate segment performance based on several factors, including income or loss before the provision for income taxes.

The following provides information on our segments for the three and nine months ended September 30:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Asset Management	Consumer Products	Total	Asset Management	Consumer Products	Total
Revenue	$14,803	$565	$15,368	$12,746	$-	$12,746
Income (loss) before provision for income taxes	31,207	(117)	31,090	25,604	-	25,604
Depreciation and amortization	455	41	496	453	-	453
Identifiable assets	348,607	16,509	365,116	231,379	-	231,379

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Asset Management	Consumer Products	Total	Asset Management	Consumer Products	Total
Revenue	$41,870	$565	$42,435	$39,422	$-	$39,422
Income (loss) before provision for income taxes	87,564	(117)	87,447	(7,628)	-	(7,628)
Depreciation and amortization	1,374	41	1,415	1,368	-	1,368
Identifiable assets	348,607	16,509	365,116	231,379	-	231,379

As of September 30, 2024 and December 31, 2023, all of the Company’s assets were located in the United States of America.

Note 10. Income Taxes

Prior to July 1, 2024, the Company was not subject to federal or state income taxes as its income and losses are includable in the tax returns of its members. The Company was required to file returns and pay tax in various state and local jurisdictions as a result of its operations or residency. Accordingly, the Company was subject to New York City unincorporated business income tax (“UBT”) and annual limited liability company fees in New York and Delaware. For the nine months ended September 30, 2023, the provision (benefit) for income taxes was $(707). The deferred tax liabilities consisted primarily of unrealized gains on investments in marketable securities, proprietary funds, and digital assets.

On July 1, 2024, the Company filed to convert from an LLC to a C-Corp for federal and state income taxes. As a result, the Company recognized a deferred income tax expense of $59.7 million related to deferred taxes associated with the basis differences for certain assets, principally unrealized gains in various marketable securities, proprietary funds and digital assets. The provision for income tax for the nine months ended September 30, 2024 is as follows:

Nine Months Ended September 30, 2024
Current provision:
Federal	$375
State	230
Total current provision	605
Deferred provision:
Federal	46,987
State	23,143
Total deferred provision	70,130
Provision:
Federal	47,362
State	23,373
Total provision	$70,735

Income tax expense at the statutory tax rate is reconciled to the overall income tax expense for the nine months ended September 30, 2024 as follows:

Nine Months Ended September 30, 2024
Federal income tax from continuing operations at statutory rates	21.0%
State income taxes, net of federal tax effect	0.3%
Permanent differences	0.1%
Conversion to C-Corporation status	68.3%
Other	(8.8)%
Provision for income taxes	80.9%

The net deferred tax assets and liabilities as of September 30, 2024 are comprised of the following:

September 30, 2024
Deferred tax assets:
Net operating loss carryforwards	$3,853
Operating lease liabilities	1,734
Other	1,054
Total deferred tax assets	6,641

Deferred tax liabilities:
Digital assets	2,192
Operating lease right-of-use assets	2,480
Investments, at fair value	15,517
Investments in proprietary funds	48,031
Intangible assets and goodwill	12,061
Total deferred tax liabilities	80,281

Deferred tax liability, net	$73,640

The net deferred tax liability of $617 as of December 31, 2023 relates to deferred tax liabilities arising from investments at fair value, investments in proprietary funds, and digital assets.

Note 11. Lease Liabilities

The Company leases office space in primarily four locations, principally the company’s corporate headquarters. As part of the Merger, the Company acquired an operating lease and sublease agreement with third parties. The Company’s operating leases have remaining lease terms of three to seven years.

The Company’s expected future minimum annual lease payments are as follows:

2024 (remainder)	$699
2025	2,834
2026	2,834
2027	994
2028	441
Thereafter	864
Total minimum lease payments	$8,666
Less: imputed interest	(665)

Total operating lease liability	$8,001

The discount rates used to calculate the Company’s initial lease liability ranged from 0.69% - 5.1%, which were the present value of the lease payments and were equal to the treasury bond rates on the dates the respective leases were signed or acquired. The treasury bond rate used was based on the number of years on the lease including any potential extensions included in the agreements. This risk-free rate applied is a permittable practical expedient under ASC 842.

The Company recognized amortization expense related to all their operating leases in the condensed consolidated statements of operations for the periods ending September 30, 2024 and 2023. This expense represents the amortization of the right-of-use asset associated with the operating leases.

Note 12. Commitments and Contingencies

Mutual and proprietary fund expense reimbursement

The Company has voluntarily agreed to certain expense reimbursement agreements in place with Kinetics Mutual Funds Inc. (“Kinetics Funds”) that are renewed annually by the Investment Adviser at its discretion. Each Kinetics Fund has an agreed upon expense percentage cap (“Cap”) with the Company. When the overall expenses of the Kinetics Funds for the month reach an agreed upon level, any expenses incurred above the Cap are reimbursed by the Company to the Kinetics Funds. In accordance with the private placement memorandums of certain hedge funds the Company manages (the “Funds”), the Investment Adviser has agreed to reimburse any expenses incurred above a predetermined Cap to the Funds. For the three months ended September 30, 2024 and 2023, the Company reimbursed to the Kinetics Funds $488 and $314, respectively. For the nine months ended September 30, 2024 and 2023, the Company reimbursed to the Kinetics Funds $1,181 and $1,206, respectively. These reimbursements are included on the condensed consolidated statement of operations as a reduction of revenue.

Contingencies

The Company and the companies in which it holds ownership interests may be involved in various claims and legal actions in the ordinary course of business. Currently there are no material pending claims or legal actions against the Company or the companies in which it holds ownership interests. The Company records the costs associated with legal fees as such services are rendered.

Note 13. Subsequent events

On November 5, 2024, the Company's Board of Directors declared a cash dividend of $0.053 per share, payable on December 16, 2024 to shareholders of record as of the close of business on November 25, 2024.

The Company has evaluated subsequent events through November 11, 2024, which is the date the condensed consolidated financial statements were available to be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the historical consolidated financial statements of HKHC and the related notes included elsewhere in this current report. The historical consolidated financial data discussed below reflect its historical results of operations and financial position. The following discussion and analysis contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section entitled “Risk Factors” contained elsewhere in this current report describing key risks associated with the business, operations and industry of HKHC. Amounts and percentages presented throughout this section may reflect rounding adjustments and consequently totals may not appear to sum. The items discussed below have had significant effects on many items within HKHC’s consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods.

Overview

HKHC is a research driven, fundamentals-oriented asset manager serving institutions, individuals and financial professionals. It provides investment management services through its wholly-owned subsidiary and registered investment adviser, Horizon Kinetics Asset Management LLC. Through this subsidiary, it manages a number of strategies, most of which are focused on publicly-traded equity securities, but also private investments and digital assets. To accommodate different investing preferences, HKHC’s offerings can be accessed in a variety of ways, including through mutual funds, ETFs, a closed end fund, separately managed accounts that can be customized to the unique investment objectives and risk tolerances of individual clients, and, for qualified investors, via private proprietary partnerships typically known as alternative investments. HKHC raises capital for and manages these strategies, and it earns a management fee that varies among products. In certain instances, the fee it earns is tied to the performance of the account. HKHC also produces a number of research reports and compendia that are sold mainly to institutions, as it believes that the discipline required to produce written research encourages thorough qualitative and quantitative analysis. As of September 30, 2024, the Company had regulatory assets under management ("AUM") of $8.3 billion.

HKHC also manages a portfolio of investment securities for its own benefit, which has historically impacted and is expected to impact future results of operations, often significantly so. As of September 30, 2024, we held investment securities (at fair value) of $74.9 million, which represented 20.5% of total assets. In addition, we have devoted capital to a variety of the proprietary alternative investment funds it manages. As of September 30, 2024, HKHC’s investments in these proprietary funds are $177.9 million, which represented 48.7% of total assets.

In addition to investment management and research activities, HKHC operates two wholly-owned, limited purpose broker-dealers, KBD Securities LLC and Kinetics Funds Distributor LLC, both of which are only used for the marketing and promotion of its investment products. We pay a portion of the fee it earns to these and other third-party firms who assist it in marketing.

Along with investing on behalf of clients, HKHC also uses its own capital to invest along with its clients in many of its proprietary products and makes direct investments in public and private instruments including digital assets. Certain employees do, from time to time, serve as management or as a member of the board of directors of the companies in which we invest.

Primary Sources of Revenue

Management or advisory fees are our primary source of revenue.

The management fees for separately managed accounts are generally calculated on the basis of a percentage of the value of each client’s assets (assets under management) and are charged using either an average daily balance or monthly or quarterly ending balance, and either in arrears or advance.

The Company also earns management fees in its proprietary funds (mutual funds, ETFs, closed-end funds and proprietary partnerships) as compensation for internal fund management and advisory services. The management fees for the proprietary funds vary by fund and investment strategy and are typically approximately between 0.25% and 2.00% of the net asset value of the funds’ underlying investments.

Some clients of HKHC in certain separately managed accounts may pay performance fees in addition to or in lieu of management fees, if their portfolio achieves positive investment returns, in certain cases, in excess of an agreed benchmark or hurdle rate. Typically, such fees are paid annually upon crystallization or when a client closes their investment and are not accrued prior to being earned. Unearned performance fees resulting from the performance of the Company’s proprietary funds for the nine months ended September 30, 2024 are approximately $23.3 million. These unearned performance fees are subject to change based on market prices and generally expected to be resolved during the fourth quarter of 2024 once it is probable that a significant reversal of revenue will not occur.

The Company is also entitled to receive incentive fees on proprietary partnerships if certain performance returns have been achieved as stipulated in the governing documents of the applicable fund. The incentive fees are typically calculated as a percentage of the gains experienced by each partner in the respective fund. Typically, such fees are paid annually upon crystallization or when a client closes their investment and are not accrued prior to being earned. HKHC recognizes its incentive fees when it is no longer probable that a significant reversal of revenue will occur. The Company’s incentive fees are not subject to clawback provisions. As a result of the Merger, the Company also earned revenues from sales of consumer products.

Business Highlights in the third quarter of 2024

Total revenue

•
HKHC’s total revenues continued to grow this quarter as a result of increasing AUM at our proprietary funds, separately managed accounts and mutual funds due to their favorable 2024 performance. Total revenues were also positively impacted by two months of product sales following the acquisition of Scott’s Liquid Gold. These increases were partially offset by lower management and advisory fees due to declines in AUM at our INFL ETF products.

Assets under management

•
AUM for the three months ended September 30, 2024 increased by approximately $0.9 billion, or 12%, to $8.3 billion, due primarily to market value changes of key holdings across the Company’s mutual funds, ETFs and separately managed accounts (SMAs). The market value of Texas Pacific Land Corporation (“TPL”), which is widely held across HKHC’s proprietary funds and SMAs, increased 21% during the quarter resulting in broad increases in AUM. Those increases were partially offset by declines in Grayscale Bitcoin Trust (“GBTC”), which is also widely held across HKHC’s proprietary funds, of 5% during the third quarter.

Investment performance

•
HKHC maintains a portfolio for investment purposes and has also invested substantial capital in its proprietary funds alongside client investors. For the quarter ended September 30, 2024 there was an increase of $11.3 million in the fair value of this portfolio primarily due to the 21% increase in the TPL securities held directly by HKHC. The increase in the fair value of HKHC’s investments is reported in unrealized gain (loss) on investments, net in the accompanying Consolidated Statement of Operations. For the three months ended September 30, 2024, HKHC’s equity in earnings (losses) in proprietary funds was $20.3 million. This equity earnings is the result of several proprietary funds holding primarily TPL assets (Polestar, Horizon Kinetics Hard Assets, Kinetics Institutional Partners and Kinetics Partners). This performance was partially offset by reductions in proprietary funds holding bitcoin or related assets (Horizon Kinetics Equity Fund Opportunities and Horizon Kinetics Multi-Strategy funds).

Results of Operations for the three months ended September 30, 2024

Revenues

Management and advisory fees

The Company’s total management and advisory fees increased approximately $2.2 million, or 17%, for the three months ended September 30, 2024 compared to the prior year. The increase is due to higher management fees in proprietary funds and separately managed accounts due to higher AUM during the quarter. However, there was a decline of $0.3 million related to the INFL ETF as the AUM declined from approximately $1.2 billion in 2023 to $1.0 billion at September 30, 2024. These declines were partially offset by a $0.6 million increase in management fees related to incentive fees that were crystallized as part of investor redemptions from various proprietary funds during the quarter.

Other income and fees

Other income and fees during the three months ended September 30, 2024 includes primarily revenue from product sales resulting from the acquisition of Scott’s Liquid Gold. The quarter included two months of revenue from these product sales, which accounted for all of the quarterly revenue increase. Other income and fees also includes revenues resulting from the Company’s research services and digital asset mining activities.

Operating Expenses

Compensation, employee benefits, and cost of goods sold

The Company’s operating expenses include employee compensation for investment professionals and other management personnel as well as cost of goods sold for consumer products acquired in the Merger with SLGD. HKHC’s compensation costs for the three months ended September 30, 2024 increased by approximately $1.1 million, or 16%, compared to the prior year, due to higher internal commissions, additional personnel, and $0.4 million of cost of products sold in the current quarter.

Sales, distribution and marketing expenses

For the three months ended September 30, 2024, sales, distribution and marketing expenses increased $0.6 million, or 25%, compared to the prior quarter, as the result of higher amounts of $0.1 million due to FRMO pursuant to its revenue sharing agreement with HKHC, higher platform fees, incentive fee commissions and other management fee commissions earned due to generally increasing AUM and management fees during the quarter, and fulfillment costs associated with sales of consumer products.

Depreciation and amortization

Depreciation and amortization increased slightly for the three months ended September 30, 2024 as compared to the prior year due to additional amortization expense of intangible assets from the Merger with SLGD.

General and administrative expenses

For the three months ended September 30, 2024, general and administrative expenses increased by $1.2 million, or 74%, compared to the prior quarter. The Company continued to experience certain higher accounting, professional, and legal fees during the three months September 30, 2024 in preparation and as a result of the Merger with SLGD. The Company also began incurring Director fee costs and included a partial quarter of SLGD’s general and administrative expenses subsequent to the Merger date of $0.1 million.

Equity in income of proprietary funds, net

The Equity in income of proprietary funds increased by $6.5 million for the three months ended September 30, 2024 compared to the prior year. The increase was due to higher net asset values at proprietary funds whose underlying assets were dominated by holdings of TPL, which increased 21% during the quarter, including Kinetics Institutional Partners, Kinetics Partners, Horizon Multi-Disciplinary Fund and others. Those increases were partially offset by other proprietary funds whose primary holding included Grayscale Bitcoin Trust, which declined approximately 5% during the quarter.

Interest and dividend income

Interest and dividend income increased by $0.7 million for the three months ended September 30, 2024 as compared to the prior year due to a special dividend received during the quarter from TPL.

Unrealized loss on digital assets, net

Unrealized loss on digital assets, net decreased by $0.1 million for the three months ended September 30, 2024, compared to the prior year, primarily due to decreases in multiple of our smaller digital asset holdings.

Unrealized gain (loss) on investments, net

For the three months ended September 30, 2024, unrealized gains (losses) on investments increased by $2.7 million compared to the prior year. This increase was due primarily to the $8.9 million unrealized gain on TPL stock during the three months ended September 30, 2024 resulting from its approximately 21% increase in its fair value.

Income tax benefit (expense)

On July 1, 2024, the Company filed to convert from an LLC to a C-Corp for federal and state income taxes. As a result, the Company recognized a deferred income tax expense of $59.7 million related to the tax basis differences for certain assets, principally unrealized gains in various investments, digital assets and indefinite lived intangible assets from the Company’s 2011 merger transaction. Due to primarily to additional unrealized gains of investment securities and proprietary funds during the quarter, the Company recorded an additional $8.9 million additional deferred tax expense.

Results of Operations for the nine months ended September 30, 2024

Revenues

Management and advisory fees

HKHC’s total revenues increased approximately $2.7 million, or increased, for the nine months ended September 30, 2024 compared to the prior year. The increase in AUM at certain funds managed by HKHC resulted in increases in the management fees from mutual funds, ETFs, proprietary funds and separately managed accounts. However, there was a decline of $2.3 million related to the INFL ETF as the AUM declined from approximately $1.2 billion in 2023 to $0.6 billion in 2024. Similarly, the Company experienced declines in the AUM at the Paradigm Fund and the Small Cap Opportunities Fund that result in lower management fees of $0.9 million as compared to the nine months ended September 30, 2023. These declines were partially offset by a $0.6 million increase in management fees related to incentive fees that were crystallized as part of investor redemptions from various proprietary funds during the nine months ended September 30, 2024.

Other income and fees

Other income and fees for the nine months ended September 30, 2024 includes primarily revenue from product sales resulting from the acquisition of Scott’s Liquid Gold. The quarter included two months of revenue from these product sales, which accounted for all of the quarterly revenue increase. Other income and fees also includes revenues resulting from the Company’s research services and digital asset mining activities.

Operating Expenses

Compensation, employee benefits, and cost of goods sold

The Company’s operating expenses include employee compensation for investment professionals and other management personnel as well as cost of goods sold for consumer products acquired in the Merger with SLGD. The Company’s compensation costs for the nine months ended September 30, 2024 decreased by approximately $0.5 million, or 3%, compared to the prior year, due to lower internal commissions and were partially offset by additional personnel and cost of products sold.

Sales, distribution and marketing expenses

For the nine months ended September 30, 2024, sales, distribution and marketing expenses increased $0.2 million, or 2%, compared to the prior year, principally the result of lower external commissions with respect to separately managed accounts. The Company also experienced higher mutual fund platform fees of $0.1 million during the period as the company changed certain funds to ETFs during 2023 and a lower residual commission expenses. These decreases were partially offset by increased sub-advisory and marketing expenses at various mutual funds and ETFs managed by HKHC and certain commissions payable for incentive fees earned during the period and fulfillment costs associated with sales of consumer products.

Depreciation and amortization

Depreciation and amortization increased slightly for the nine months ended September 30, 2024 as compared to the prior year due to additional amortization expense of intangible assets from the Merger with SLGD.

General and administrative expenses

For the nine months ended September 30, 2024, general and administrative expenses increased by $1.8 million, or 31%, compared to the prior year, as a result of legal and professional liability expenses associated with a lawsuit filed on November 23, 2022 by TPL against HKHC, Horizon Kinetics Asset Management, LLC and certain other parties to resolve a disagreement over a voting commitment contained in a stockholders’ agreement between the parties. The Company continued to experience certain higher accounting, professional, and legal fees during the three months September 30, 2024 in preparation and as a result of the Merger with SLGD.

Equity in income of proprietary funds, net

The Equity in income of proprietary funds increased by $58.2 million for the nine months ended September 30, 2024 compared to the prior year. The increase was due to higher net asset values at proprietary funds whose underlying assets were dominated by holdings of Grayscale Bitcoin Trust, which increased approximately 46% during the nine months ended September 30, 2024, including Horizon Kinetics Equity Opportunities, Horizon Kinetics Hard Assets and Horizon Multi-Strategy Fund, as well proprietary funds whose underlying assets were dominated by holdings of Texas Pacific Land, which increased approximately 69% during the nine months ended September 30, 2024.

Interest and dividend income

Interest and dividend income increased by $0.8 for the nine months ended September 30, 2024 as compared to the prior year due to a special dividend received during the quarter from TPL.

Unrealized gain on digital assets, net

Unrealized gain on digital assets, net increased by $2.8 million for the nine months ended September 30, 2024, compared to the prior year, primarily due to the increase in the fair value of Bitcoin. In addition to the increase in the fair value of approximately 50% for the nine months ended September 30, 2024, the value of our digital assets also increased due to the adoption of ASU 2023-08, which resulted in certain expanded disclosures about cryptocurrencies and recording an increase to those digital assets and shareholders' equity of approximately $4.4 million.

Unrealized gain (loss) on investments, net

For the nine months ended September 30, 2024, unrealized gains (losses) on investments increased by $35.7 million compared to the prior year. This increase was due to the 69% unrealized gain on TPL stock during the nine months ended September 30, 2024 as compared to an unrealized loss for the nine months ended September 30, 2023 following TPL’s decrease in market value during the nine months ended September 30, 2023.

Income tax benefit (expense)

On July 1, 2024, the Company filed to convert from an LLC to a C-Corp for federal and state income taxes. As a result, the Company recognized a deferred income tax expense of $59.7 million related to deferred taxes associated with the basis differences for certain assets, principally unrealized gains in various investments, digital assets and indefinite lived intangible assets from the Company’s 2011 merger transaction. Due to primarily to additional unrealized gains of investment securities and proprietary funds during the quarter, the Company recorded an additional $8.9 million additional deferred tax expense. The provision for (benefit from) income taxes prior to the July 1, 2024 conversion to a C-Corp was not significant.

Regulated Subsidiaries

Many of our principal subsidiaries are subject to extensive regulation in the United States and elsewhere. Horizon Kinetics Asset Management LLC, a registered U.S. investment advisor, is regulated by the SEC. Kinetics Funds Distributors LLC and KBD Securities LLC, registered U.S. limited purpose broker dealers, are regulated by the Financial Industry Regulatory Authority. The Company may also be subject to regulation in other jurisdictions where it operates.

Liquidity and Capital Resources

At September 30, 2024, the Company had $18.1 million of cash and cash equivalents. We believe that our cash and cash equivalents at September 30, 2024 will be sufficient to fund operations for at least one year from the date of this report.

The Company also had $74.9 million of investments, at fair value. These investments include $51 million held in a single security, approximately 57,696 shares of TPL. During the nine months ended September 30, 2024 the fair value of HKHC’s TPL holdings increased due to the capital contribution on July 1 that included shares of TPL and due to the approximately 68.8%

year-to-date increase in the fair value of TPL common shares. The Company may be limited in its ability to sell this security due to our status as an affiliate of TPL.

In the normal course of business, we may engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, commitments, indemnifications, and potential contingent repayment obligations. We do not have any off-financial position arrangements that would require us to fund losses or guarantee target returns to clients.

The Company’s Board of Directors has determined an expected quarterly dividend policy that is based on the Company’s quarterly performance. The Board of Director’s may consider other relevant factors that are relevant to the final determination of a quarterly dividend, if any. On November 5 2024, the Company's Board of Directors declared a cash dividend of $0.053 per share, payable on December 16, 2024 to shareholders of record as of the close of business on November 25, 2024.

The following table and discussion summarize our Condensed Consolidated Statement of Cash Flows:

	Nine Months Ended September 30,
	2024	2023	Variance
	(dollars in thousands)
Net cash provided by operating activities	$6,425	$11,357	$(4,932)
Net cash provided by investing activities	2,582	1,406	1,176
Net cash used in financing activities	(1,413)	(9,620)	8,207
	$7,594	$3,143	$4,451

Operating cash flows

Net cash provided by operating activities decreased by $4.9 million for the nine months ended September 30, 2024 compared to the prior year. The decrease was primarily the result of earnings, net of and working capital changes during the period. The net income (loss) for each of the nine month periods were largely offset by non-cash adjustments related to deferred income tax expense related to the Company’s conversion from an LLC to a C-Corp, equity in earnings (losses) of affiliates, and net unrealized gains (losses) on investments or digital assets.

Investing cash flows

Net cash provided by investment activities increased by $1.2 million for the nine months ended September 30, 2024 as compared to the prior year. The increase was primarily the result of cash acquired from SLGD and offset by lower levels of investment purchases and lower proceeds from the sale of certain investments compared to the prior year.

Financing cash flows

The Company’s cash flows from financing activities were cash contributions from affiliates and were offset by distributions paid to members of Horizon Kinetics. The Company ceased payment of distributions subsequent to the closing of the Merger.

Contractual Cash Obligations and Other Commercial Commitments

The Company’s contractual cash obligations and other commercial commitments is limited to certain operating leases for office space as summarized below:

	Payments Due by Period
	Total	2024 (remainder)	2025 and 2026	2027 and 2028	After 2028
	(dollars in thousands)
Contractual Cash Obligations:
Operating leases	$8,666	$699	$5,668	$1,435	$864
Total contractual obligations	$8,666	$699	$5,668	$1,435	$864

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2024, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024 due to the material weaknesses in our internal control over financial reporting described below.

Notwithstanding the material weaknesses, which still existed as of September 30, 2024, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the condensed consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

Material Weaknesses

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s financial statements will not be prevented or detected on a timely basis. The material weakness that was previously reported at Scott’s Liquid Gold was identified as of June 30, 2023 related to our finance department lacking a sufficient number of trained professionals with technical accounting expertise to process and account for complex, non-routine transactions in accordance with GAAP. The material weakness was detailed in Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. Horizon Kinetics has previously identified material weaknesses related to (a) producing timely account reconciliations and valuations of certain significant accounts, including certain intercompany and related party accounts and related elimination entries, (b) a lack of segregation of duties in certain areas of the financial reporting process, including a lack of adequate supervisory review of technical accounting implementations, conclusions over critical accounting estimates, and review of the consolidated financial statements, and (c) insufficient supervisory review and approval of key controls over disbursements and accounts payable. These material weaknesses still existed as of September 30, 2024.

During 2024, the Company hired a Chief Financial Officer and other trained professionals to our finance department, who have technical accounting expertise to process and account for complex, non-routine transactions in accordance with GAAP. The process of remediating these material weaknesses will continue until these staff and others operate for a period of time, our controls are tested, and the Company is able to conclude that such internal controls are operating effectively. The Company cannot provide assurance that these procedures will be successful in identifying material errors that may exist in the financial statements. The Company cannot make assurances that it will not identify additional material weaknesses in its internal control over financial reporting in the future.

Changes in Internal Control over Financial Reporting

During 2024, the Company hired a Chief Financial Officer and other trained professionals to our finance department who have technical accounting expertise to process and account for complex, non-routine transactions in accordance with GAAP.

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

All of the factors referenced above could materially affect our, or the combined company’s, business, financial condition, or future results.

ITEM 6. EXHIBITS

Exhibit Number	Document
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1*	Certification of Murray Stahl pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Mark Herndon pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRLtags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON KINETICS HOLDING CORPORATION

Date:	November 12, 2024	By:	/s/ Murray Stahl
Murray Stahl Chief Executive Officer

Date:	November 12, 2024	By:	/s/ Mark A. Herndon
Mark A. Herndon Chief Financial Officer