Form 10-Q/A
period 2024-09-30
Horizon Kinetics Holding Corp
filed 2025-03-31
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of February 28, 2025 the registrant had 18,635,321 shares of its common stock, $0.10 par value per share, outstanding.

EXPLANATORY NOTE

This amendment (Form 10-Q/A) is being provided for the sole purpose of amending the original Form 10-Q for the period ended September 30, 2024, as filed on November 12, 2024, to include financial information related to certain proprietary funds that should be consolidated pursuant to ASC 810, Consolidation, as a result of our evaluation of these funds following the variable interest entity (“VIE”) model. With this restatement, the assets and liabilities of the consolidated funds are now presented on the Company’s consolidated balance sheet. Additionally, an amount that represents client interests in these consolidated funds is presented as the redeemable noncontrolling interests on the Company’s consolidated balance sheet. The investment income (losses), other income (losses) and the expenses of the consolidated investment products are now presented within the Company’s statement of operations. Additionally, an amount that represents the net income attributable to redeemable noncontrolling interests as well as the net income (loss) attributable to Horizon Kinetics Holding Corporation is also presented on the Company’s statement of operations.

No other changes have been made to the Form 10-Q. This Form 10-Q/A does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q. For convenience, the entire Form 10-Q, as amended, is being re-filed.

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

PART I

ITEM 1. FINANCIAL STATEMENTS.

HORIZON KINETICS HOLDING CORPORATION

Condensed Consolidated Statements of Financial Condition

(in thousands)

	September 30,	December 31,
	2024	2023
	As Restated	As Restated
	(Unaudited)
Assets
Cash and cash equivalents	$18,071	$10,477
Fees receivable, net	5,255	3,304
Investments, at fair value	74,852	37,620
Assets of consolidated investment products
Cash and cash equivalents	31,115	59,117
Investments, at fair value	1,354,405	903,435
Other assets	42,116	19,903
Other investments	11,029	6,990
Operating lease right-of-use assets	5,593	5,651
Property and equipment, net	114	200
Prepaid expenses and other assets	3,037	1,882
Due from affiliates	116	2,660
Digital assets	9,029	1,829
Intangible assets, net	45,019	43,876
Goodwill	24,425	19,273
Total assets	$1,624,176	$1,116,217

Liabilities, Noncontrolling Interests, and Shareholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$8,056	$3,839
Accrued third party distribution expenses	427	1,022
Deferred revenue	191	70
Liabilities of consolidated investment products
Accounts payable and accrued expenses	8,428	5,840
Other liabilities	406	160
Deferred tax liability, net	73,640	617
Due to affiliates	9,429	9,966
Operating lease liability	8,001	7,281
Total liabilities	108,578	28,795

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests	1,250,226	878,334

Shareholders' equity
Preferred stock, no par value, authorized 20,000 shares; no shares issued and outstanding	-	-
Common stock; $0.10 par value, authorized 50,000 shares; issued and outstanding 18,635 shares (2024) and 17,984 shares (2023), net of treasury stock; 1 and 0 shares at September 30, 2024 and December 31, 2023, respectively	1,863	1,798
Additional paid-in capital	39,217	-
Retained earnings	224,292	207,290
Total shareholders’ equity	265,372	209,088
Total liabilities, noncontrolling interests, and shareholders’ equity	$1,624,176	$1,116,217

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

HORIZON KINETICS HOLDING CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	As Restated	As Restated	As Restated	As Restated
Revenue:
Management and advisory fees	$13,036	$11,735	$37,277	$36,313
Other income and fees	435	37	700	385
Total revenue	13,471	11,772	37,977	36,698

Operating expenses:
Compensation, related employee benefits, and cost of goods sold	7,616	6,555	20,299	20,823
Sales, distribution and marketing	3,097	2,479	8,006	7,822
Depreciation and amortization	496	453	1,415	1,368
General and administrative expenses	2,780	1,601	7,433	5,674
Expenses of consolidated investment products	590	385	1,651	1,200
Total operating expenses	14,579	11,473	38,804	36,887

Operating (loss) income	(1,108)	299	(827)	(189)

Other income (expense):
Equity earnings (losses), net	1,617	1,644	3,683	(1,632)
Interest and dividends	891	181	1,261	468
Other income (expense)	(2,676)	2	(2,857)	27
Investment and other income (losses) of consolidated investment products, net	142,620	105,342	442,469	(17,362)
Interest and dividend income of consolidated investment products	8,888	3,540	17,494	10,357
Unrealized (loss) gain on digital assets, net	(95)	-	2,792	-
Realized gain on investments, net	23	1,340	342	1,409
Unrealized gain (loss) on investments net	11,321	8,660	24,942	(10,738)
Total other income (expense), net	162,589	120,709	490,126	(17,471)

Income (loss) before provision for income taxes	161,481	121,008	489,299	(17,660)

Income tax (expense) benefit	(69,257)	(133)	(70,735)	707

Net income (loss)	$92,224	$120,875	$418,564	$(16,953)
Less: net income attributable to redeemable noncontrolling interests	$(130,391)	$(95,404)	$(401,852)	$10,032

Net (loss) income attributable to Horizon Kinetics Holding Corporation	$(38,167)	$25,471	$16,712	$(6,921)

Basic and diluted net (loss) income per common shares:
Net income (loss)	$(2.07)	$1.42	$0.92	$(0.38)

Weighted average shares outstanding:
Basic and diluted	18,415	17,984	18,129	17,984

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

HORIZON KINETICS HOLDING CORPORATION

Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Capital in Excess of Par	Retained Earnings	Total
Balance at December 31, 2023	17,984	$1,798	$-	$207,290	$209,088
Cumulative effect of the adoption of ASU 2023-08, net of income taxes	-	-	-	4,369	4,369
Distributions	-	-	-	(1,700)	(1,700)
Net income	-	-	-	40,841	40,841
Balance at March 31, 2024	17,984	$1,798	$-	$250,800	$252,598
Distributions	-	-	-	(2,379)	(2,379)
Net income	-	-	-	14,038	14,038
Balance at June 30, 2024	17,984	$1,798	$-	$262,459	$264,257
Contributions of investment securities, net	-	-	25,512	-	25,512
Shares issued for acquisition, net	650	65	13,705	-	13,770
Net loss	-	-	-	(38,167)	(38,167)
Balance at September 30, 2024	18,634	$1,863	$39,217	$224,292	$265,372

Balance at December 31, 2022	17,984	$1,798	$-	$221,402	$223,200
Distributions	-	-	-	(4,900)	(4,900)
Net loss	-	-	-	(19,883)	(19,883)
Balance at March 31, 2023	17,984	$1,798	$-	$196,619	$198,417
Distributions	-	-	-	(3,520)	(3,520)
Net loss	-	-	-	(12,509)	(12,509)
Balance at June 30, 2023	17,984	$1,798	$-	$180,590	$182,388
Distributions	-	-	-	(1,200)	(1,200)
Net income	-	-	-	25,471	25,471
Balance at September 30, 2023	17,984	$1,798	$-	$204,861	$206,659

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

HORIZON KINETICS HOLDING CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
	As Restated	As Restated
Operating activities:
Net cash (used in) provided by operating activities	$(11,183)	$23,742

Investing activities:
Proceeds from sale of investments	395	2,460
Purchases of property and equipment	(43)	(95)
Purchases of investments	(593)	(959)
Cash acquired from acquisition	2,823	-
Net cash provided by investing activities	2,582	1,406

Financing activities:
Distributions paid	(4,079)	(9,620)
Cash contributions from affiliates	2,666	-
Contributions from redeemable noncontrolling interests in consolidated investment products	15,613	11,602
Redemptions of redeemable noncontrolling interests in consolidated investment products	(26,007)	(10,840)
Net cash used in financing activities	(11,807)	(8,858)

Net (decrease) increase in cash and cash equivalents	(20,408)	16,290

Cash and cash equivalents of HKHC and consolidated investment products, beginning of year	69,594	58,729

Cash and cash equivalents of HKHC and consolidated investment products, end of period	$49,186	$75,019

Supplemental disclosure of non-cash investing activities:
Net assets acquired in acquisition	$10,969	$-

Supplemental disclosure of non-cash financing activities:
Net contributions of investment securities from affiliates	$22,846	$-

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

HORIZON KINETICS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except per share data)

Note 1. General

The accompanying unaudited interim Condensed Consolidated Financial Statements of Horizon Kinetics Holding Corporation, a Delaware Company (along with its wholly-owned subsidiaries, collectively referred to as the “Company”, “HKHC” or in the first-person notations of “we”, “us” and “our”) were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statement rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements. The interim operating results are not necessarily indicative of the results for a full year or for any interim period. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The accompanying Condensed Consolidated Statement of Financial Condition as of December 31, 2023 has been derived from the Company's annual financial statements for the year ended December 31, 2023, as restated. The Condensed Consolidated Financial Statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes of Horizon Kinetics, LLC and Subsidiaries included in our Form DEF 14A filed with the SEC on May 13, 2024.

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

The Company accounted for the Merger as a reverse acquisition. As such, Horizon Kinetics is considered the accounting acquirer. Therefore, Horizon Kinetics’ historical financial statements are the historical financial statements following the completion of the Merger, and the results of operations of the post-merger company are included in our financial statements for all periods subsequent to August 1, 2024. For additional information related to the Merger, see Note 4 – Acquisitions.

The Company and its wholly owned subsidiaries manage or control certain entities that have been consolidated in the accompanying financial statements. These entities include our proprietary funds (collectively, “consolidated investment products”). Including the results of the consolidated investment products significantly increases the reported amounts of the assets, liabilities, revenues, expenses and cash flows within the accompanying consolidated financial statements. However, the consolidated investment products’ results included herein have no direct effect on the net income attributable to HKHC or to its Stockholders’ Equity. Instead, economic ownership of the investors in the consolidated investment products are reflected as redeemable non-controlling interests in consolidated investment products. Further, cash flows allocable to redeemable non-controlling interests in consolidated investment products are specifically identifiable within the Consolidated Statement of Cash Flows.

Note 2. Restatement of Prior Period Financial Statements and Information

The Company has determined certain proprietary funds should be consolidated pursuant to ASC 810, Consolidation, as a result of our evaluation of these funds following the variable interest entity (“VIE”) model. With this restatement, the assets and liabilities of the consolidated funds are now presented on the Company’s consolidated balance sheet. Additionally, an amount that represents client interests in these consolidated funds is presented as the redeemable noncontrolling interests on the Company’s consolidated balance sheet. The investment income (losses), other income (losses) and the expenses of the consolidated investment products are now presented within the Company’s statement of operations. Additionally, an amount that represents the net income attributable to redeemable noncontrolling interests as well as the net income (loss) attributable to Horizon Kinetics Holding Corporation is also presented on the Company’s statement of operations.

The following presents a reconciliation of the impacted financial statement line items as previously presented as of December 31, 2023 and for the year then ended. The previously presented amounts were reflected in the financial statements of Horizon Kinetics LLC and Subsidiaries (a private company), which were filed as Exhibit 99.1 within a Current Report on Form 8-K with the SEC on August 7, 2024 and filed in the Company’s Quarterly Report on Form 10-Q filed on November 12, 2024. These amounts are labeled as “As previously presented” in the tables below. The amounts labeled “Restatement Adjustments” represent the effects of this restatement due to the consolidation of certain proprietary funds.

	As of September 30, 2024
	As Previously Presented	Restatement Adjustments	As Restated
Consolidated Statements of Financial Condition
Assets
Fees receivable, net	$6,948	$(1,693)	$5,255
Assets of consolidated investment products
Cash and cash equivalents	-	31,115	31,115
Investments, at fair value	-	1,354,405	1,354,405
Other assets	-	42,116	42,116
Other investments	177,912	(166,883)	11,029
Total assets	$365,116	$1,259,060	$1,624,176

Liabilities, Noncontrolling Interests, and Shareholders’ Equity
Liabilities:
Liabilities of consolidated investment products
Accounts payable and accrued expenses	$-	$8,428	$8,428
Other liabilities	-	406	406
Total liabilities	99,744	8,834	108,578

Redeemable Noncontrolling Interests	-	1,250,226	1,250,226

Total liabilities, noncontrolling interests, and shareholders’ equity	$365,116	$1,259,060	$1,624,176

	As of December 31, 2023
	As Previously Presented	Restatement Adjustments	As Restated
Consolidated Statements of Financial Condition
Assets
Fees receivable	$4,453	$(1,149)	$3,304
Assets of consolidated investment products
Cash and cash equivalents	-	59,117	59,117
Investments, at fair value	-	903,435	903,435
Other assets	-	19,903	19,903
Other investments	103,962	(96,972)	6,990
Total assets	$231,883	$884,334	$1,116,217

Liabilities, Noncontrolling Interests, and Shareholders’ Equity
Liabilities:
Liabilities of consolidated investment products
Accounts payable and accrued expenses	$-	$5,840	$5,840
Other liabilities	-	160	160
Total liabilities	22,795	6,000	28,795

Redeemable Noncontrolling Interests	-	878,334	878,334

Total liabilities, noncontrolling interests, and shareholders’ equity	$231,883	$884,334	$1,116,217

	Three Months Ended September 30, 2024
	As Previously Presented	Restatement Adjustments	As Restated
Consolidated Statements of Operations
Revenue:
Management and advisory fees	$14,933	$(1,897)	$13,036
Total revenue	15,368	(1,897)	13,471

Operating expenses:
General and administrative expenses	2,809	(29)	2,780
Expenses of consolidated investment products	-	590	590
Total operating expenses	14,018	561	14,579

Operating income (loss)	1,350	(2,458)	(1,108)

Equity earnings, net	20,276	(18,659)	1,617
Investment and other income (losses) of consolidated investment products, net	-	142,620	142,620
Interest and dividend income of consolidated investment products	-	8,888	8,888
Total other income (expense), net	29,740	132,849	162,589

Income (loss) before provision for income taxes	31,090	130,391	161,481

Net income (loss)	(38,167)	130,391	92,224
Less: net income attributable to redeemable noncontrolling interests	-	(130,391)	(130,391)

Net loss attributable to Horizon Kinetics Holding Corporation	$(38,167)	$-	$(38,167)

	Three Months Ended September 30, 2023
	As Previously Presented	Restatement Adjustments	As Restated
Consolidated Statements of Operations
Revenue:
Management and advisory fees	$12,709	$(974)	$11,735
Total revenue	12,746	(974)	11,772

Operating expenses:
General and administrative expenses	1,618	(17)	1,601
Expenses of consolidated investment products	-	385	385
Total operating expenses	11,105	368	11,473

Operating income (loss)	1,641	(1,342)	299

Equity earnings (losses), net	13,780	(12,136)	1,644
Investment and other income (losses) of consolidated investment products, net	-	105,342	105,342
Interest and dividend income of consolidated investment products	-	3,540	3,540
Total other income (expense), net	23,963	96,746	120,709

Income (loss) before provision for income taxes	25,604	95,404	121,008

Net income (loss)	25,471	95,404	120,875
Less: net income attributable to redeemable noncontrolling interests	-	(95,404)	(95,404)

Net loss attributable to Horizon Kinetics Holding Corporation	$25,471	$-	$25,471

	Nine Months Ended September 30, 2024
	As Previously Presented	Restatement Adjustments	As Restated
Consolidated Statements of Operations
Revenue:
Management and advisory fees	$41,735	$(4,458)	$37,277
Total revenue	42,435	(4,458)	37,977

Operating expenses:
General and administrative expenses	7,500	(67)	7,433
Expenses of consolidated investment products	-	1,651	1,651
Total operating expenses	37,220	1,584	38,804

Operating income (loss)	5,215	(6,042)	(827)

Equity earnings (losses), net	55,752	(52,069)	3,683
Investment and other income (losses) of consolidated investment products, net	-	442,469	442,469
Interest and dividend income of consolidated investment products	-	17,494	17,494
Total other income (expense), net	82,232	407,894	490,126

Income (loss) before provision for income taxes	87,447	401,852	489,299

Net income (loss)	16,712	401,852	418,564
Less: net income attributable to redeemable noncontrolling interests	-	(401,852)	(401,852)

Net loss attributable to Horizon Kinetics Holding Corporation	$16,712	$-	$16,712

	Nine Months Ended September 30, 2023
	As Previously Presented	Restatement Adjustments	As Restated
Consolidated Statements of Operations
Revenue:
Management and advisory fees	$39,037	$(2,724)	$36,313
Total revenue	39,422	(2,724)	36,698

Operating expenses:
General and administrative expenses	5,730	(56)	5,674
Expenses of consolidated investment products	-	1,200	1,200
Total operating expenses	35,743	1,144	36,887

Operating income (loss)	3,679	(3,868)	(189)

Equity earnings (losses), net	(2,473)	841	(1,632)
Investment and other income (losses) of consolidated investment products, net	-	(17,362)	(17,362)
Interest and dividend income of consolidated investment products	-	10,357	10,357
Total other income (expense), net	(11,307)	(6,164)	(17,471)

Income (loss) before provision for income taxes	(7,628)	(10,032)	(17,660)

Net income (loss)	(6,921)	(10,032)	(16,953)
Less: net income attributable to redeemable noncontrolling interests	-	10,032	10,032

Net loss attributable to Horizon Kinetics Holding Corporation	$(6,921)	$-	$(6,921)

There was no impact of these correcting items to the Company’s cash and cash equivalents, Members’ equity or net loss applicable to Horizon Kinetics Members’.

In addition, applicable disaggregated revenue amounts were restated in Note 3, Summary of Significant Accounting Policies. The Company has also presented applicable financial information about the consolidated funds, including fair value measurements, in Note 5, Consolidated Investment Products, and Note 6, Investments, at fair value.

Note 3. Summary of Significant Accounting Policies

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

The following tables present additional information about the Company’s digital assets as of September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024			December 31, 2023
	Units Held	Cost Basis	Fair Value	Units Held	Cost Basis	Fair Value
Bitcoin	131	$1,673	$8,287	130	$1,555	$5,488
Litecoin	1,209	137	81	1,209	137	88
Ethereum	176	53	457	176	53	401
Bitcoin Cash	226	67	76	193	55	50
All others		34	128		29	73
		$1,964	$9,029		$1,829	$6,100

	Balance at December 31, 2023	Revenue recognized	Purchases	Proceeds from sale	Unrealized gain (loss)	Balance at September 30, 2024
Bitcoin
Units	130	1	-	-	-	131
Amount	$5,488	$125	$-	$-	$2,674	$8,287
Litecoin
Units	1,209	-	-	-	-	1,209
Amount	$88	$-	$-	$-	$(7)	$81
Ethereum
Units	176	-	-	-	-	176
Amount	$401	$-	$-	$-	$56	$457
Bitcoin Cash
Units	193	33	-	-	-	226
Amount	$50	$12	$-	$-	$14	$76
All others
Amount	$73	$-	$-	$-	$55	$128

The following tables present additional information about digital assets held in CIPs as of September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024			December 31, 2023
	Units Held	Cost Basis	Fair Value	Units Held	Cost Basis	Fair Value
Bitcoin	1,936	$11,374	$122,576	1,936	$11,374	$81,389
Bitcoin Cash	15,120	6,624	5,098	5,514	2,345	1,412
Ethereum	18,923	403	973	18,923	403	956
Litecoin	45,196	3,569	3,020	8,797	609	655
Ripple	516,187	240	316	516,187	240	321
All others		559	130		559	214
		$22,769	$132,113		$15,530	$84,947

	Balance at December 31, 2023	Revenue recognized	Purchases	Proceeds from sale	Unrealized gain (loss)	Balance at September 30, 2024
Bitcoin
Units	1,936	-	-	-	-	1,936
Amount	$81,389	$-	$-	$-	$41,187	$122,576
Bitcoin Cash
Units	5,514	-	9,606	-	-	15,120
Amount	$1,412	$-	$4,278	$-	$(592)	$5,098
Ethereum
Units	18,923	-	-	-	-	18,923
Amount	$956	$-	$-	$-	$17	$973
Litecoin
Units	8,797	-	36,399	-	-	45,196
Amount	$655	$-	$2,960	$-	$(595)	$3,020
Ripple
Units	516,187	-	-	-	-	516,187
Amount	$321	$-	$-	$-	$(5)	$316
All others
Amount	$214	$-	$-	$-	$(84)	$130

(e) Investments, at fair value

The Company invests in securities which are valued at fair value with unrealized gains and losses included in the condensed consolidated statement of operations. Realized gains and losses are determined on the basis of specific identification.

(f) Other Investments

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

(g) Fair value measurements:

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

(h) Revenue Recognition

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

Management fees, which are generally calculated as a percentage of assets under management, are recognized when earned and collection is probable. Certain contracts for management services also provide for performance-based fees (“Incentive Fees”).

Incentive Fee revenue is recorded when earned by the fund managers of those managed funds to the extent that Return Thresholds have been met and it is probable that a significant reversal of revenue will not occur. These customer contracts require the Company to provide investment management services over a period of time, which represents a performance obligation that the Company satisfies over time. Management fees are a form of variable consideration because the fees that the Company is entitled to vary based on fluctuations in the basis for the management fee. The amount recorded as revenue is generally determined at the end of the period because these management fees are payable on a regular basis (typically monthly) and are not subject to claw back once paid. Management and advisory fees, including Incentive Fees, from consolidated proprietary funds are eliminated in consolidation.

The following table disaggregates our management services revenue by type:

	Three months ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	As Restated	As Restated	As Restated	As Restated
Mutual fund management fees	$6,378	$5,194	$16,748	$15,715
ETF management fees	1,877	2,180	4,817	7,291
Separately managed account management fees	4,739	4,313	14,737	13,020
Proprietary fund management fees	42	48	975	287
Total management and advisory fees	$13,036	$11,735	$37,277	$36,313

The following table presents balances of management fees receivable by type:

	September 30, 2024	December 31, 2023
	As Restated	As Restated
Mutual fund management fees	$2,089	$1,688
ETF management fees	626	138
Separately managed account management fees	1,983	53
Proprietary fund management fees	66	70
Other	491	1,355
	$5,255	$3,304

(i) Other revenue

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

(j) Third party distribution

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

(l) Recently adopted accounting pronouncements

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

(m) Recently issued accounting pronouncements

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

Note 4. Acquisitions

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

The following table presents the unaudited pro forma information assuming the Merger occurred on January 1, 2023. The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on that date:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues	$13,752	$12,679	$39,756	$39,321
Net income (loss)	$21,493	$24,417	$75,310	$(69,839)

Basic and diluted earnings (loss) per share	$1.15	$1.31	$4.04	$(3.75)
Basic and diluted weighted average shares outstanding	18,634	18,634	18,634	18,634

These calculations reflect the increased amortization expense of intangible assets and the consequential income tax effects that would have resulted had the Merger closed on January 1, 2023.

Note 5. Investments, at Fair Value

As of September 30, 2024 the Company owned investments in marketable securities with a fair value of $74,852 and a cost of $24,884.

The following summarizes the Company’s investments accounted for at fair value at September 30, 2024 using the fair value hierarchy:

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Investments:
Texas Pacific Land Corporation	$51,046	$51,046	$-	$-
Kinetics Market Opportunities Fund	6,676	-	6,676	-
Kinetics Mutual Funds and ETFs	6,160	-	6,160	-
Kinetics Spin-Off and Corporate Restructuring Fund-Institutional Class	3,203	-	3,203	-
All other market traded equity securities	2,518	2,518	-	-
CBOE Global Markets	2,016	2,016	-	-
FRMO Corporation	1,630	-	1,630	-
Grayscale Bitcoin Trust	1,617	1,617	-	-
Totals	$74,866	$57,197	$17,669	$-
Liabilities:
Market traded equity securities - sold short	(14)	(14)	-	-
Total Liabilities	(14)	(14)	-	-
Total	$74,852	$57,183	$17,669	$-

The following summarizes the Company’s investments accounted for at fair value at December 31, 2023 using the fair value hierarchy:

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Money market cash equivalents	$6,214	$6,214	$-	$-

Investments:
Texas Pacific Land Corporation	$30,084	$30,084	$-	$-
Kinetics Spin-Off and Corporate Restructuring Fund-Institutional Class	2,015	-	2,015	-
All other market traded equity securities	1,679	1,679	-	-
FRMO Corporation	1,259	-	1,259	-
Horizon Kinetics SPAC Active ETF	1,256	-	1,256	-
Grayscale Bitcoin Trust	1,105	1,105	-	-
Kinetics Mutual Funds and ETFs	224	-	224	-
Totals	$37,622	$32,868	$4,754	$-
Liabilities:
Market traded equity securities - sold short	$(2)	$(2)	$-	$-
Total Liabilities	$(2)	$(2)	$-	$-
Total	$37,620	$32,866	$4,754	$-

The following summarizes CIPs measured at fair value on a recurring basis were as follows as of September 30, 2024 using the fair value hierarchy:

	September 30, 2024
	Total	Level 1	Level 2	Level 3	NAV as a practical expedient
Money market cash equivalents	$30,675	$30,675	$-	$-	$-

Investments:
Common stocks	$649,262	$649,262	$-	$-	$-
Debt securities	1,132	-	-	1,132	-
Digital asset related exchange-traded and mutual funds	374,209	367,007	7,202	-	-
Preferred stocks	1,749	1,749	-	-	-
Preferred equity and other private investments	23,193	-	-	23,193	-
Private equity funds	190	-	-	-	190
Private placements	172,995	1,150	-	171,842	3
Digital assets	132,113	132,113	-	-	-
Total investments	$1,354,843	$1,151,281	$7,202	$196,167	$193

Liabilities:
Securities sold short	$(438)	$(438)	$-	$-	$-
Total liabilities	$(438)	$(438)	$-	$-	$-
Total investments, at fair value	$1,354,405	$1,150,843	$7,202	$196,167	$193

The following summarizes CIPs measured at fair value on a recurring basis were as follows as of December 31, 2023 using the fair value hierarchy:

	December 31, 2023
	Total	Level 1	Level 2	Level 3	NAV as a practical expedient
Money market cash equivalents	$32,239	$32,239	$-	$-	$-

Investments:
Common stocks	$394,889	$394,889	$-	$-	$-
Debt securities	765	-	-	765	-
Digital asset related exchange-traded and mutual funds	242,696	237,810	4,886	-	-
Preferred stocks	1,389	1,389	-	-	-
Preferred equity and other private investments	22,240	-	-	22,240	-
Private equity funds	204	-	-	-	204
Private placements	156,651	-	-	156,648	3
Digital assets	84,947	84,947	-	-	-
Total investments	$903,781	$719,035	$4,886	$179,653	$207

Liabilities:
Securities sold short	$(346)	$(346)	$-	$-	$-
Total liabilities	$(346)	$(346)	$-	$-	$-
Total investments, at fair value	$903,435	$718,689	$4,886	$179,653	$207

Changes in Level 3 Assets were as follows:

for the nine months ended September 30, 2024	Debt securities	Preferred equity and other private investments	Private placements	Total Level 3 Assets
Balance at December 31, 2023	$765	$22,240	$156,648	$179,653
Change in unrealized appreciation (depreciation), net	367	-	2,766	3,133
Purchases	-	4,267	58,528	62,795
Sales	-	(3,314)	(46,100)	(49,414)
Balance at September 30, 2024	$1,132	$23,193	$171,842	$196,167

Change in unrealized gains (losses) included in net income relating to assets held at end of period	$367	$-	$2,766	$3,133

for the nine months ended September 30, 2023	Debt securities	Preferred equity and other private investments	Private placements	Total Level 3 Assets
Balance at December 31, 2022	$325	$20,297	$115,566	$136,188
Change in unrealized appreciation (depreciation), net	177	-	(828)	(651)
Purchases	-	4,550	722	5,272
Sales	-	(1,946)	-	(1,946)
Balance at September 30, 2023	$502	$22,901	$115,460	$138,863

Change in unrealized gains (losses) included in net income relating to assets held at end of period	$177	$-	$(828)	$(651)

Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

as of September 30, 2024	Fair Value	Valuation Technique	Significant Unobservable Inputs
Debt securities	$1,132
Preferred equity and other private investments	$23,193
	13,820	Amortized Cost	Initial investment less principal recovered
	8,982	Market Approach	Offered quotes
	391	Income Approach	Capitalization rate range (7.3% - 7.5%)
Private placements	$171,842
	955	Market Approach - Most recent transaction price	Unit price/cost of latest round of financing
	20,805	Discounted Cash Flow Method, Market Approach and Subject Company Transaction Method	Projected Future Cash Flows Revenue Multiples (range 3.8x - 5.5x) EBITDA Multiples (range 12.5x - 14.5x)
	7,540	Market Approach - Most recent transaction price	Unit price/cost of latest round of financing
	142,344	Discounted Cash Flow Method and Market Approach	Projected Future Cash Flows Revenue Multiples (range 4.0x - 6.8x)
	198	Market Approach - Most recent transaction price	Unit price/cost of latest round of financing

as of December 31, 2023	Fair Value	Valuation Technique	Significant Unobservable Inputs
Debt securities	$765
Preferred equity and other private investments	$22,240
	17,154	Amortized Cost	Initial investment less principal recovered
	4,695	Market Approach	Offered quotes
	391	Income Approach	Capitalization rate range (7.3% - 7.5%)
Private placements	$156,648
	8,698	Market Approach - Most recent transaction price	Unit price/cost of latest round of financing
	25,863	Discounted Cash Flow Method, Market Approach and Subject Company Transaction Method	Projected Future Cash Flows Revenue Multiples (range 5.0x - 5.5x) EBITDA Multiples (range 18.0x - 20.0x)
	54,452	Discounted Cash Flow Method and Market Approach	Projected Future Cash Flows Discount Rate (18.4%) Interest Rate (10.0%) Volatility (15.0%) Risk Free Rate (5.3%) Holding Period (0.6)
	67,635	Discounted Cash Flow Method and Market Approach	Projected Future Cash Flows Revenue Multiples (range 5.3x - 6.3x) EBITDA Multiples (range 8.5x - 10.5x)

[1] Based on the relative fair value of the investments

Note 6. Consolidated Investment Products

Consolidated Investment Products (“CIPs”) consist primarily of private proprietary investment funds which are sponsored by the Company. The Company has no right to the CIPs assets, other than its direct equity investments in them and investment management and other fees earned from them. The liabilities of the CIPs have no recourse to the Company’s assets beyond the level of its direct investment, therefore the Company bears no other risks associated with the CIPs liabilities.

The following supplemental condensed financial information illustrates the consolidating effects of the CIPs on the Company’s financial condition and results of operations as of and for the nine months ended September 30, 2024 and 2023, respectively:

	September 30, 2024
	Consolidated Company Entities	Consolidated Investment Products	Eliminations	Consolidated
Assets
Cash and cash equivalents	$18,071	$-	$-	$18,071
Fees receivable	6,949	-	(1,694)	5,255
Investments, at fair value	74,852	-	-	74,852
Assets of consolidated investment products
Cash and cash equivalents	-	31,115	-	31,115
Investments, at fair value	-	1,354,405	-	1,354,405
Other assets	-	42,116	-	42,116
Other investments	177,911	-	(166,882)	11,029
Digital assets	9,029	-	-	9,029
Intangible assets, net	45,019	-	-	45,019
Goodwill	24,425	-	-	24,425
Other assets	8,860	-	-	8,860
Total assets	$365,116	$1,427,636	$(168,576)	$1,624,176

Liabilities, Noncontrolling Interests, and Shareholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$8,056	$-	$-	$8,056
Accrued third party distribution expenses	427	-	-	427
Deferred revenue	191	-	-	191
Liabilities of consolidated investment products
Accounts payable and accrued expenses	-	8,428		8,428
Due to affiliates	-	1,694	(1,694)	-
Other liabilities	-	406	-	406
Deferred tax liability, net	73,640	-	-	73,640
Due to affiliates	9,429	-	-	9,429
Operating lease liability	8,001	-	-	8,001
Total liabilities	99,744	10,528	(1,694)	108,578
Commitments and contingencies

Redeemable noncontrolling interests	-	1,278,217	(27,991)	1,250,226

Equity interests	265,372	138,891	(138,891)	265,372
Total liabilities, noncontrolling interests, and shareholders’ equity	$365,116	$1,427,636	$(168,576)	$1,624,176

	Nine months ended September 30, 2024
	Consolidated Company Entities	Consolidated Investment Products	Eliminations	Consolidated
Revenue:
Management and advisory fees	$41,735	$-	$(4,458)	$37,277
Other income and fees	700	-		700
Total revenue	42,435	-	(4,458)	37,977

Operating expenses:
Compensation, related employee benefits, and cost of goods sold	20,299	-	-	20,299
Sales, distribution and marketing	8,006	-	-	8,006
Depreciation and amortization	1,415	-	-	1,415
General and administrative expenses	7,500	-	(67)	7,433
Expenses of consolidated investment products	-	1,584	67	1,651
Total operating expenses	37,220	1,584	-	38,804

Operating income	5,215	(1,584)	(4,458)	(827)

Other income (expense):
Equity in earnings of proprietary funds, net	55,752	-	(52,069)	3,683
Interest and dividends	1,261	-	-	1,261
Other income (expense)	(2,857)	-	-	(2,857)
Investment and other income (losses) of consolidated investment products, net	-	442,469	-	442,469
Interest and dividend income of consolidated investment products	-	17,494	-	17,494
Unrealized (loss) gain on digital assets, net	2,792	-	-	2,792
Realized gain on investments, net	342	-	-	342
Unrealized gain (loss) on investments net	24,942	-	-	24,942
Total other income (expense), net	82,232	459,963	(52,069)	490,126

Income (loss) before provision for income taxes	87,447	458,379	(56,527)	489,299

Income tax (expense) benefit	(70,735)	-	-	(70,735)

Net income (loss)	$16,712	$458,379	$(56,527)	$418,564
Less: net income attributable to redeemable noncontrolling interests	-	(401,852)	-	(401,852)

Net income (loss) attributable to Horizon Kinetics Holding Corporation	$16,712	$56,527	$(56,527)	$16,712

	December 31, 2023
	Consolidated Company Entities	Consolidated Investment Products	Eliminations	Consolidated
Assets
Cash and cash equivalents	$10,477	$-	$-	$10,477
Fees receivable	4,453	-	(1,149)	3,304
Investments, at fair value	37,620	-	-	37,620
Assets of consolidated investment products	-	-	-	-
Cash and cash equivalents	-	59,117	-	59,117
Investments, at fair value	-	903,435	-	903,435
Other assets	-	19,903	-	19,903
Other investments	103,962	-	(96,972)	6,990
Digital assets	1,829	-	-	1,829
Intangible assets, net	43,876	-	-	43,876
Goodwill	19,273	-	-	19,273
Other assets	10,393	-	-	10,393
Total assets	231,883	982,455	(98,121)	1,116,217

Liabilities, Noncontrolling Interests, and Shareholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$3,839	$-	$-	$3,839
Accrued third party distribution expenses	1,022	-	-	1,022
Deferred revenue	70	-	-	70
Liabilities of consolidated investment products	-	-	-	-
Accounts payable and accrued expenses	-	5,840	-	5,840
Due to affiliates	-	1,149	(1,149)	-
Other liabilities	-	160	-	160
Deferred tax liability, net	617	-	-	617
Due to affiliates	9,966	-	-	9,966
Operating lease liability	7,281	-	-	7,281
Total liabilities	22,795	7,149	(1,149)	28,795
Commitments and contingencies

Redeemable noncontrolling interests	-	882,648	(4,314)	878,334

Equity interests	209,088	92,658	(92,658)	209,088
Total liabilities, noncontrolling interests, and shareholders’ equity	$231,883	$982,455	$(98,121)	$1,116,217

	Nine months ended September 30, 2023
	Consolidated Company Entities	Consolidated Investment Products	Eliminations	Consolidated
Revenue:
Management and advisory fees	$39,037	$-	$(2,724)	$36,313
Other income and fees	385	-	-	385
Total revenue	39,422	-	(2,724)	36,698

Operating expenses:
Compensation, related employee benefits, and cost of goods sold	20,823	-	-	20,823
Sales, distribution and marketing	7,822	-	-	7,822
Depreciation and amortization	1,368	-	-	1,368
General and administrative expenses	5,730	-	(56)	5,674
Expenses of consolidated investment products	-	1,144	56	1,200
Total operating expenses	35,743	1,144	-	36,887

Operating income	3,679	(1,144)	(2,724)	(189)

Other income (expense):
Equity in earnings of proprietary funds, net	(2,473)	-	841	(1,632)
Interest and dividends	468	-	-	468
Other income (expense)	27	-	-	27
Investment and other income (losses) of consolidated investment products, net	-	(17,362)	-	(17,362)
Interest and dividend income of consolidated investment products	-	10,357	-	10,357
Realized gain on investments, net	1,409	-	-	1,409
Unrealized gain (loss) on investments net	(10,738)	-	-	(10,738)
Total other income (expense), net	(11,307)	(7,005)	841	(17,471)

Income (loss) before provision for income taxes	(7,628)	(8,149)	(1,883)	(17,660)

Income tax (expense) benefit	707	-	-	707

Net income (loss)	$(6,921)	$(8,149)	$(1,883)	$(16,953)
Less: net income attributable to redeemable noncontrolling interests	-	10,032	-	10,032

Net income (loss) attributable to Horizon Kinetics Holding Corporation	$(6,921)	$1,883	$(1,883)	$(6,921)

Note 7. Related Party Transactions

As of September 30, 2024 and December 31, 2023, amounts due to or due from the Company to related party affiliates is summarized as follows:

	September 30, 2024		December 31, 2023
	Receivable	Payable	Receivable	Payable
Horizon Common Inc.	$-	$(6,949)	$17	$(6,899)
Kinetics Common Inc.	-	-	66	-
Kinetics Holding Corporation	-	-	42	-
Proprietary funds	116	-	120	(7)
FRMO Corporation	-	(2,480)	-	(3,040)
HM Tech	-	-	2,089	-
Other affiliated entities	-	-	326	(20)
	$116	$(9,429)	$2,660	$(9,966)

For the three and nine months ended September 30, 2024 and 2023, amounts recognized from related party affiliates is summarized as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Revenues	Expenses	Revenues	Expenses	Revenues	Expenses	Revenues	Expenses
Proprietary funds	$10,194	$-	$8,377	$-	$26,997	$-	$25,996	$-
FRMO Corporation	2	642	-	547	9	1,802	-	1,752
Consensus Mining & Seigniorage Corp	3	-	3	-	9	-	9	-
HM Tech	-	3	-	6	-	10	-	23
	$10,199	$645	$8,380	$553	$27,015	$1,812	$26,005	$1,775

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

Note 8. Stock-Based Compensation and Shareholders’ Equity

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

Note 10. Segment Information

We operate in two different segments; asset management and consumer products. We have chosen to organize our business around these segments based on 1) differences in the products and services sold, 2) the availability of discrete financial information, and 3) the reports that are regularly reviewed by the chief operating decision maker for the purpose of assessing performance and allocating resources. Accounting policies for our segments are the same as those described in Note 3. We evaluate segment performance based on several factors, including income or loss before the provision for income taxes.

The following provides information on our segments for the three and nine months ended September 30:

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
	Asset Management	Consumer Products	Reconciling Amounts	Total	Asset Management	Consumer Products	Reconciling Amounts	Total
Revenue	$14,826	$542	$(1,897)	$13,471	$12,746	$-	$(974)	$11,772
Income (loss) before provision for income taxes	31,232	(142)	130,391	161,481	25,604	-	95,404	121,008
Depreciation and amortization	455	41	-	496	453	-	-	453

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
	Asset Management	Consumer Products	Reconciling Amounts	Total	Asset Management	Consumer Products	Reconciling Amounts	Total
Revenue	$41,893	$542	$(4,458)	$37,977	$39,422	$-	$(2,724)	$36,698
Income (loss) before provision for income taxes	87,447	(142)	401,994	489,299	(7,629)	-	(10,031)	(17,660)
Depreciation and amortization	1,374	41	-	1,415	1,368	-	-	1,368
Identifiable assets	356,978	5,767	1,261,869	1,624,614	231,379	-	884,838	1,116,217

As of September 30, 2024 and December 31, 2023, all of the Company’s assets were located in the United States of America.

Note 11. Income Taxes

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

Nine Months Ended September 30, 2024
Current provision:
Federal	$375
State	230
Total current provision	605
Deferred provision:
Federal	46,987
State	23,143
Total deferred provision	70,130
Provision:
Federal	47,362
State	23,373
Total provision	$70,735

Income tax expense at the statutory tax rate is reconciled to the overall income tax expense for the nine months ended September 30, 2024 as follows:

Nine Months Ended September 30, 2024
Federal income tax from continuing operations at statutory rates	21.0%
Income prior to C-Corporation conversion	(2.0)%
Income passed through to noncontrolling interests	(17.2)%
State income taxes, net of federal tax effect	0.6%
Permanent differences	0.0%
Conversion to C-Corporation status	12.2%
Other	(0.1)%
Provision for income taxes	14.5%

The net deferred tax assets and liabilities as of September 30, 2024 are comprised of the following:

September 30, 2024
Deferred tax assets:
Net operating loss carryforwards	$3,853
Operating lease liabilities	1,734
Other	1,054
Total deferred tax assets	6,641

Deferred tax liabilities:
Digital assets	2,192
Operating lease right-of-use assets	2,480
Investments, at fair value	15,517
Investments in proprietary funds	48,031
Intangible assets and goodwill	12,061
Total deferred tax liabilities	80,281

Deferred tax liability, net	$73,640

The net deferred tax liability of $617 as of December 31, 2023 relates to deferred tax liabilities arising from investments at fair value, investments in proprietary funds, and digital assets.

Note 12. Lease Liabilities

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

The discount rates used to calculate the Company’s initial lease liability ranged from 0.69% - 5.1%, which were the present value of the lease payments and were equal to the treasury bond rates on the dates the respective leases were signed or acquired. The treasury bond rate used was based on the number of years on the lease including any potential extensions included in the agreements. This risk-free rate applied is a permitted practical expedient under ASC 842.

The Company recognized amortization expense related to all their operating leases in the condensed consolidated statements of operations for the periods ending September 30, 2024 and 2023. This expense represents the amortization of the right-of-use asset associated with the operating leases.

Note 13. Commitments and Contingencies

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

Note 14. Subsequent events

On November 5, 2024, the Company's Board of Directors declared a cash dividend of $0.053 per share, payable on December 16, 2024 to shareholders of record as of the close of business on November 25, 2024.

The Company has evaluated subsequent events through March 31, 2025, which is the date the condensed consolidated financial statements were available to be issued.

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

HKHC also manages a portfolio of investment securities for its own benefit, which has historically impacted and is expected to impact future results of operations, often significantly so. As of September 30, 2024, we held investment securities (at fair value) of $74.9 million, which represented 4.6% of total assets. In addition, we have devoted capital to a variety of the proprietary alternative investment funds it manages. As of September 30, 2024, HKHC’s investments in these proprietary funds are $11.0 million, which represented 0.7% of total assets.

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

Primary Sources of Revenue

Management or advisory fees are our primary source of revenue, most of which are based on a specified percentage of clients’ average assets under management. A majority of our expenses, including most of our compensation expense, vary directly with changes in revenue.

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

The Company is also entitled to receive incentive fees on proprietary partnerships if certain performance returns have been achieved as stipulated in the governing documents of the applicable fund. Incentive fees are generated when certain returns exceed a previously established high water mark. The incentive fees are calculated as a percentage of the gains experienced, typically 20%, based on the agreement with each partner in the respective fund. Incentive fees are not subject to claw back as a result of performance declines in subsequent periods to the most recent measurement date. Incentive fees, if earned, are recognized upon completion of the contractually determined measurement period, which are generally annually, or when a client redeems their interest. Incentive fees are subject to the uncertainty of market volatility, and as a result, the entire amount of the variable consideration related to incentive fees is constrained until the end of each measurement period when the uncertainty has been resolved. Management and incentive fees earned from consolidated investment products are eliminated from revenue upon consolidation, however the economic benefit to the HKHC shareholders’ is retained through lower amounts attributable to the redeemable noncontrolling interests. Unearned incentive fees resulting from the performance of the Company’s proprietary funds for the nine months ended September 30, 2024 are approximately $23.3 million. These unearned incentive fees are subject to change based on market prices and generally expected to be resolved during the fourth quarter of 2024 once it is probable that a significant reversal of revenue will not occur.

A small number of clients with certain separately managed accounts may pay incentive fees in addition to or in lieu of management fees, if their portfolio achieves positive investment returns, in certain cases, in excess of an agreed benchmark or hurdle rate. Typically, such fees are paid annually upon crystallization or when a client closes their investment and are not accrued prior to being earned. These unearned performance fees are subject to change based on market prices and generally expected to be resolved during the fourth quarter of 2024 once it is probable that a significant reversal of revenue will not occur.

As a result of our merger transaction in August 2024, the Company also earned revenues of $1.4 million from sales of consumer products during the year ended December 31, 2024.

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

Investment performance

•
HKHC maintains a portfolio for investment purposes and has also invested substantial capital in its proprietary funds alongside client investors. For the quarter ended September 30, 2024 there was an increase of $11.3 million in the fair value of this portfolio primarily due to the 21% increase in the TPL securities held directly by HKHC. The increase in the fair value of HKHC’s investments is reported in unrealized gain (loss) on investments, net in the accompanying Consolidated Statement of Operations. For the three months ended September 30, 2024, HKHC’s equity in earnings (losses) in proprietary funds was $1.6 million. This equity earnings is the result of several proprietary funds holding primarily TPL assets (Polestar, Horizon Kinetics Hard Assets, Kinetics Institutional Partners and Kinetics Partners). This performance was partially offset by reductions in proprietary funds holding Bitcoin or related assets (Horizon Kinetics Equity Fund Opportunities and Horizon Kinetics Multi-Strategy funds).
•
The Company’s consolidated investment products experienced favorable performance thus far in 2024. Specifically, the Polestar Funds, Horizon Kinetics Equity Opportunities Fund and Horizon Multi-Strategy Fund were the largest contributors collectively representing approximately $387 million of net income for the nine months ended September 30, 2024.

Results of Operations for the three months ended September 30, 2024

Revenues

Management and advisory fees

The Company’s total management and advisory fees increased approximately $1.3 million, or 11%, for the three months ended September 30, 2024 compared to the prior year. The increase is primarily the result of higher management fees resulting from our mutual funds due to higher AUM during the quarter. However, the increase was partially offset from a decline of $0.3 million related to the INFL ETF as the AUM declined from approximately $1.2 billion in 2023 to $1.0 billion at September 30, 2024.

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

Equity income, net

Equity earnings, net was $1.6 million for each of the three months ended September 30, 2024 compared to the prior year. The increase was due primarily to increases in the fair value of holdings at Horizon Kinetics Hard Assets, LLC as compared to the prior year that had declines in fair value.

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

Unrealized gain (loss) on investments, net

For the three months ended September 30, 2024, unrealized gains (losses) on investments increased by $2.7 million compared to the prior year. This increase was due primarily to the $8.9 million unrealized gain on TPL stock during the three months ended September 30, 2024 resulting from its approximately 21% increase in its fair value. The increase in unrealized gains during the third quarter of 2024 was higher than the third quarter of 2023 as a result of the higher investment value at the beginning of the quarter due to the KCI contribution as of July 1, 2024 as well as TPL’s 40% increase during the first six months of 2024.

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

Redeemable Non-Controlling Interests

Net income attributable to redeemable non-controlling interests in Consolidated Investment Products represents the income attributable to ownership interests that third parties hold in entities that are consolidated within our consolidated financial statements. During 2024 the amounts attributable to noncontrolling interests increased correspondingly to the performance of our proprietary funds, but also includes a reduction with respect to incentive fees earned by Horizon Kinetics as the advisor to the funds.

Consolidated Investment Products

Consolidated Investment Products represented a significant portion of our AUM as of September 30, 2024. The activity of the consolidated investment products is reflected within the consolidated financial statement line items indicated by reference thereto. The impact of consolidation will typically decrease management fees and incentive fees, if any, reported under GAAP to the extent these amounts are eliminated upon consolidation. The assets and liabilities of our Consolidated Investment Products are held within separate legal entities and, as a result, the liabilities of our consolidated investment products are typically non-recourse to us. Generally, the consolidation of our consolidated investment products has a significant gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to us or our stockholders’ equity.

The following table presents the results of operations of the consolidated investment products:

	Three Months Ended September 30,
	2024	2023
Expenses of consolidated investment products	$(2,626)	$(1,336)
Investment and other income (losses) of consolidated investment products, net	142,620	105,342
Interest and dividend income of consolidated investment products	8,888	3,540
Net income of consolidated investment products	148,882	107,546

Less: Incentive fees allocated to Horizon Kinetics Holding Corporation	-	-
Less: Income attributable to Horizon Kinetics Holding Corporation economic interests	(18,491)	(12,142)
Net income attributable to redeemable non-controlling interests in consolidated funds	$130,391	$95,404

The results of operations of the consolidated investment products primarily represent activities from certain funds that we are deemed to control. When a fund is consolidated, we reflect the revenues and expenses of the entity on a gross basis, subject to eliminations from consolidation. Substantially all of our results of operations related to the consolidated investment products are attributable to ownership interests that third parties hold in those funds. The consolidated investment products may not necessarily be the same funds in each year presented due to changes in ownership, changes in limited partners’ rights, and the creation or termination of funds and entities. Accordingly, such amounts may not be comparable for the periods presented, and in any event have no material impact on net income attributable to Horizon Kinetics Holding Corporation.

Segment Analysis

For segment reporting purposes, revenues and expenses are presented before giving effect to the results of our consolidated investment products and the results attributable to non-controlling interests that we consolidate. As a result, segment revenues from management fees, incentive fees and investment income are different than those presented on a consolidated basis in accordance with generally accepted accounting principles. Revenues recognized from consolidated investment products are eliminated in consolidation and those attributable to the non-controlling interests of joint ventures have been excluded by us. Furthermore, expenses and the effects of other income (expense) are different than related amounts presented on a consolidated basis in accordance with GAAP due to the exclusion of the results of consolidated investment products and the non-controlling interests.

Results of Operations for the nine months ended September 30, 2024

Revenues

Management and advisory fees

HKHC’s total revenues increased approximately $1.0 million, or increased, for the nine months ended September 30, 2024 compared to the prior year. The increase in AUM at certain funds managed by HKHC resulted in increases in the management fees from mutual funds, ETFs, proprietary funds and separately managed accounts. However, there was a decline of $2.3 million related to the INFL ETF as the AUM declined from approximately $1.2 billion in 2023 to $0.6 billion in 2024. Similarly, the Company experienced declines in the AUM at the Paradigm Fund and the Small Cap Opportunities Fund that result in lower management fees of $0.9 million as compared to the nine months ended September 30, 2023. These declines were partially offset by a $0.6 million increase in management fees related to incentive fees that were crystallized as part of investor redemptions from various proprietary funds during the nine months ended September 30, 2024.

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

Equity earnings, net

Equity earnings, net increased by $5.3 million for the nine months ended September 30, 2024 compared to the prior year. The increase was due primarily to increases in the fair value of holdings at Horizon Kinetics Hard Assets, LLC as compared to the prior year that had declines in fair value.

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

Redeemable Non-Controlling Interests

Net income attributable to redeemable non-controlling interests in Consolidated Investment Products represents the income attributable to ownership interests that third parties hold in entities that are consolidated within our consolidated financial statements. During 2024 the amounts attributable to noncontrolling interests increased correspondingly to the performance of our proprietary funds, but also includes a reduction with respect to incentive fees earned by Horizon Kinetics as the advisor to the funds.

Consolidated Investment Products

Consolidated Investment Products represented a significant portion of our AUM as of September 30, 2024. The activity of the consolidated investment products is reflected within the consolidated financial statement line items indicated by reference thereto. The impact of consolidation also typically will decrease management fees and incentive fees reported under GAAP to the extent these amounts are eliminated upon consolidation. The assets and liabilities of our Consolidated Investment Products are held within separate legal entities and, as a result, the liabilities of our consolidated investment products are typically non-recourse to us. Generally, the consolidation of our consolidated investment products has a significant gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to us or our stockholders’ equity.

The following table presents the results of operations of the consolidated investment products:

	Nine Months Ended September 30,
	2024	2023
Expenses of consolidated investment products	$(6,617)	$(3,861)
Investment and other income (losses) of consolidated investment products, net	442,469	(17,362)
Interest and dividend income of consolidated investment products	17,494	10,357
Net income of consolidated investment products	453,346	(10,866)

Less: Incentive fees allocated to Horizon Kinetics Holding Corporation	-	-
Less: Income attributable to Horizon Kinetics Holding Corporation economic interests	(51,494)	834
Net income attributable to redeemable non-controlling interests in consolidated funds	$401,852	$(10,032)

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

The following table and discussion summarize our Condensed Consolidated Statement of Cash Flows:

	Nine Months Ended September 30,
	2024	2023	Variance
	As Restated	As Restated	As Restated
Net cash (used in) provided by operating activities	$(11,183)	$23,742	$(34,925)
Net cash provided by investing activities	2,582	1,406	1,176
Net cash used in financing activities	(11,807)	(8,858)	(2,949)
	$(20,408)	$16,290	$(36,698)

Operating cash flows

Net cash provided by operating activities decreased by $34.9 million for the nine months ended September 30, 2024 compared to the prior year. The decrease was primarily the result of earnings, net of and working capital changes during the period. The net income (loss) for each of the nine month periods were largely offset by non-cash adjustments related to deferred income tax expense related to the Company’s conversion from an LLC to a C-Corp, equity in earnings (losses) of affiliates, and net unrealized gains (losses) on investments or digital assets.

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

Material Weaknesses

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s financial statements will not be prevented or detected on a timely basis. The material weakness that was previously reported at Scott’s Liquid Gold was identified as of June 30, 2023 related to our finance department lacking a sufficient number of trained professionals with technical accounting expertise to process and account for complex, non-routine transactions in accordance with GAAP. The material weakness was detailed in Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. During 2024, management identified a material weakness with respect to the review and consolidation in the financial statements of certain proprietary funds that represent variable interest entities. In addition, Horizon Kinetics has previously identified material weaknesses related to (a) producing timely account reconciliations and valuations of certain significant accounts, including certain intercompany and related party accounts and related elimination entries, (b) a lack of segregation of duties in certain areas of the financial reporting process, including a lack of adequate supervisory review of technical accounting implementations, lack of IT general controls over certain third-party systems, conclusions over critical accounting estimates, and review of the consolidated financial statements, and (c) insufficient supervisory review and approval of key controls over disbursements and accounts payable. These material weaknesses still existed as of September 30, 2024.

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

HORIZON KINETICS HOLDING CORPORATION

Date:	March 31, 2025	By:	/s/ Murray Stahl
Murray Stahl Chief Executive Officer

Date:	March 31, 2025	By:	/s/ Mark A. Herndon
Mark A. Herndon Chief Financial Officer