Form 10-K
period 2024-12-31
Horizon Kinetics Holding Corp
filed 2025-03-31
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2024, was $8,033,743.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2025 was 18,635,321.

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

PART I

(in thousands, except per share data)

ITEM 1. BUSINESS

Overview

Horizon Kinetics Holding Corporation (“Horizon Kinetics” or the “Company”), through its wholly-owned registered investment advisor, Horizon Kinetics Asset Management LLC, is an investment advisory and independent research firm. Horizon Kinetics is a fundamental value, contrarian-oriented investment advisor. It was founded on the belief that a short-term investment approach, widely adopted with the modernization of financial markets, ultimately produces sub-optimal returns. Horizon Kinetics believes that investors are better served not by taking more risk, but by extending their investment time horizon, which affords far wider ranges of opportunity and valuation than are available to time-constrained investors.

Horizon Kinetics offers investment strategies through third-party investment products, including mutual funds, third-party exchange-traded funds (“ETFs”), institutional and retail separate accounts and other private funds and investment vehicles. In addition, Horizon Kinetics acquired a consumer products division in connection with the merger with Scott’s Liquid Gold-Inc. described herein.

Its principal executive offices are located at 470 Park Avenue South, New York, New York 10016, and its telephone number is (646) 495-7330. Its website is www.hkholdingco.com. The contents of Horizon Kinetics’ website are not incorporated by reference in this Annual report.

Assets Under Management

Horizon Kinetics’ principal source of revenue is generated from the advisory fee income earned from managing client accounts pursuant to investment advisory and sub-advisory agreements. The fees earned, which include both management and performance fees, depend upon several factors, including the investment strategy, size of account and servicing needs. Cash flows from client subscriptions and redemptions as well as market fluctuations impact the level of the Company’s assets under management, and therefore, its revenues. Assets under management as of December 31, 2024 and 2023 were approximately $9.8 and $6.5 billion, respectively. The Company’s recent history of assets under management is presented below.

Assets Under Management
5-Year AUM CAGR of 13.1%
$ in Billions
$4.8
$6.9
$8.0
$6.5
$9.8
2020
2021
2022
2023
2024

Competitive Strengths

Stable, Tenured Investment Team and Culture

A key strength of the Company is its culture. Horizon Kinetics is led by senior investors who have worked together for over forty years. The founders of Horizon Kinetics still drive the investment process and culture of the Company. They actively seek to create a collaborative environment, encouraging an open exchange of ideas, group discussion and revision and a collegial atmosphere where analysts and portfolio managers can build long-term careers. As a result, there has been minimal turnover in senior portfolio managers at the Company since its inception, which has resulted in greater consistency in interpretation and application of the Company’s philosophy.

Horizon Kinetics has no debt. Further, Horizon Kinetics has made great strides to strengthen its business operations over the past few years, during a time when many firms were forced to downsize. The Company has made substantial investments in technological infrastructure and senior management personnel, which has enhanced the overall client experience and has increased the capacity of the investment team by relieving its members of many of their former administrative duties.

Unique Investment Philosophy and Approach

In addition to its long-term, contrarian investment philosophy, the dedication to in-house proprietary research makes Horizon Kinetics unique. The investment team’s focus on companies possessing what it perceives as “predictive attributes” (e.g., spin-offs, owner operated companies and dormant/hidden assets) rather than the traditional benchmark-oriented parameters has allowed it to invest in areas not widely covered in most indexes and ETF universes.

Horizon Kinetics produces all of its research in-house. One of its most important assets is its intellectual capability, which is offered to clients through its investment advisory services and through its research products. Horizon Kinetics’ dedication to independent written research ensures that investment theses are articulated and stand on their own, and provides a definitive reference for re-evaluation of positions as investments evolve.

Horizon Kinetics believes its non-traditional approach to research, which serves as the foundation of its security selection process, sets its work apart from that of mainstream investors, as demonstrated by the consistently high long-term performance rankings and lower excess return correlations compared to peers. It also believes that the strategies offered present a compelling opportunity for investors seeking alpha generation and diversification in the all-cap equity space, as illustrated by the lack of correlation to traditional industry benchmarks.

Alignment of Interest

In addition, Horizon Kinetics and its senior investment team members have a significant portion of their personal funds invested alongside their clients, reiterating their dedication to the Company, investment philosophy and ultimately the clients.

Growth Strategy

Horizon Kinetics intends to grow its business by producing superior returns for its existing clients thereby growing its asset base and by attracting new assets through current and additional products and services that are sufficiently differentiated from mainstream competitors. The Company may also explore opportunities to grow its business through acquisitions, partnerships, investments or other strategic transactions. Such future growth will depend, in part, on Horizon Kinetics’ ability to maintain adequate financial, regulatory and business controls, provide current and future investors with accurate and consistent reporting, and train, manage and appropriately size its work force and other components of the business on a timely and cost-effective basis.

Our Investment Products

Horizon Kinetics manages a variety of investment offerings on behalf of our clients through ETFs, mutual funds, private funds and separately managed accounts. More information about these products can be found at https://horizonkinetics.com/products/. A description of some of our investment products follows:

Horizon Kinetics Inflation Beneficiaries ETF

The Horizon Kinetics Inflation Beneficiaries ETF is an actively managed ETF that seeks long-term growth of capital in real (inflation-adjusted) terms. It seeks to achieve its investment objective by investing primarily in domestic and foreign equity securities of companies that are expected to benefit, either directly or indirectly, from rising prices of real assets (i.e., assets whose value is mainly derived from physical properties such as commodities) such as those whose revenues are expected to increase with inflation without corresponding increases in expenses. The Inflation Beneficiaries ETF had net assets of $1.1 billion at December 31, 2024.

Paradigm Fund

The Paradigm Fund is a non-diversified all-cap fund comprised of investments the Company believes are undervalued, that have, or are expected to soon have, high returns on equity and that are well positioned to reduce their costs, extend the reach of their distribution channels and experience significant growth in their assets or revenues. These companies are often misunderstood or underappreciated whose businesses exhibit long product life cycles and have substantial barriers to entry. Proprietary in-house research sources original investment opportunities in companies for which investors fail to distinguish between permanent and transitory problems. The strategy seeks to capture long-term results commensurate with the returns of companies’ underlying businesses and has historically low turnover. The Paradigm Fund had net assets of $1.3 billion at December 31, 2024.

Small Cap Opportunities Fund

The Small Cap Opportunities Fund is a small-cap fund seeking to invest in fundamentally undervalued companies with market capitalizations at or below the highest market capitalization of a component security within the S&P 600® SmallCap Index. Investments are concentrated in companies that have a small market capitalization with the potential to expand to higher valuations either through revaluation, growth or a combination thereof. The Fund targets companies with substantial barriers to entry, long product life cycles and sound capital structures; on occasion the fund invests in less mature companies in the process of developing a superior product or market niche. The Small Cap Opportunities Fund had net assets of $465 million at December 31, 2024.

Polestar Funds

Polestar Funds (onshore and offshore) are proprietary funds that attempts to capitalize on inefficiencies in the markets brought about by artificial structures placed upon them by other investors. These inefficiencies include an overemphasis on short-term results. We believe that one can capture potentially significant expected return opportunities by extending one’s investment horizon beyond the threshold of the typical investor. Associated with this strategy are long holding periods for individual positions, which may be heavily concentrated, and, consequently, low portfolio turnover. We invest solely on the basis of our own internal research. The Polestar Funds had combined net assets of $703 million at December 31, 2024 and are included within the Company’s consolidated investment products of the consolidated financial statements.

Horizon Kinetics Equity Opportunities Fund

Horizon Kinetics Equity Opportunities Fund is a proprietary fund with multiple classes, each with varying investment objective. The fund holds within the applicable fund classes investments in digital assets, such as bitcoin, equity securities and a variety of private investments. Horizon Kinetics Equity Opportunities Fund (all classes) had net assets of $511 million at December 31, 2024 and is included within the Company’s consolidated investment products of the consolidated financial statements.

Horizon Multi-Strategy Fund

Horizon Multi-Strategy Fund is a proprietary fund whose methodology is rooted in a value orientation which entails in-house research emphasizing detailed evaluations of company business models and their potential impairment risks as opposed to shorter term volatility risk. This can reveal securities with asymmetric expected return properties - those for which reward potential is believed to exceed downside risk, both in magnitude and probability. The realization of that benefit typically requires the discipline to invest for a long holding period and relative insensitivity to near term price behavior. Horizon Multi Strategy Fund had net assets of approximately $245 million at December 31, 2024 and is included within the Company’s consolidated investment products of the consolidated financial statements.

Separately Managed Accounts

Horizon Kinetics also offers individual clients separate accounts with a variety of thematic strategies, across market capitalizations and geographies, including core value, small cap, research select, strategic value, large cap, spin off, Asia opportunity, all-Cap and Japan Special opportunity. The Company had approximately $4.5 billion of assets under management pursuant to these various strategies.

Historical Investment Performance of Horizon Kinetics Funds

The historical performance of the Horizon Kinetics investment products and services is relevant to the extent it is indicative of our reputation and ability to raise new funds. Historical returns of the Horizon Kinetics investment products and services should not be considered indicative of the future returns of these or any future products or services it may raise in the future. The investment performance Horizon Kinetics is able to achieve for its clients varies over time and the variance can be wide, as the Company does not generally rebalance accounts as a result of market appreciation or depreciation. Additionally, market conditions during previous periods may have been significantly more favorable for generating positive performance than market conditions in the future and the investment products and services may have taken place over a long period of time and over the course of various market and macroeconomic cycles. Furthermore, the investment products and rates of return, some of which are calculated on the basis of a net asset value of a fund’s investments, reflect unrealized gains, which may never be realized. In recent years, passively managed index funds have attracted significant assets away from active managers like Horizon Kinetics, and it is possible such a trend will continue which would result in a negative impact on investment performance.

Competition

The asset management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service provided to clients, brand recognition and business reputation. Horizon Kinetics’ asset management business competes for investors and investment opportunities with other investment managers, wealth managers, index providers and corresponding funds, commercial banks, financial institutions, and other parties. Some of these competitors have significantly larger asset bases that may allow them to experience economies of scale that provide them with certain competitive advantages.

The ability to compete may depend on Horizon Kinetics’ ability to attract new employees and retain our existing employees.

Employees

As of December 31, 2024, Horizon Kinetics had 78 employees, 21 of which were considered investment professionals, in 4 offices located in New York, New York, White Plains, New York, Summit, New Jersey and Charlotte, North Carolina. The management of the business is currently overseen by an Executive Management Committee that meets regularly to discuss strategy and operational matters. Investments are overseen by an Investment Committee that meets periodically with the team of investment professionals, marketing and compliance staff to review market conditions, existing and potential investments, and other strategic initiatives. Horizon Kinetics strives to create a supportive environment that encourages employees to continuously develop their skills.

Regulatory and Compliance Matters

In recent years, the volume of claims and amount of damages asserted in litigation and regulatory proceedings against investment managers have been increasing. Horizon Kinetics makes investment decisions on behalf of its investors that could result in substantial losses. Such decisions may subject Horizon Kinetics to the risk of actions alleging misconduct, breach of fiduciary duty or breach of contract. Additionally, Horizon Kinetics, its wholly owned registered investment adviser, its affiliates that serve as general partners of funds it manages, the funds themselves and those employees who are officers of the funds are each exposed to the risk of litigation specific to the funds’ investment activities and portfolio companies, and in the case where its funds own a controlling interest in public companies, to the risk of shareholder litigation by the public companies’ other shareholders. Moreover, Horizon Kinetics is exposed to risks of litigation or investigation by investors or regulators relating to its engagement, or its funds’ engagement, in transactions that presented conflicts of interest that were not properly addressed.

Horizon Kinetics and its funds are more generally subject to extensive and changing regulation, including periodic examinations by governmental agencies and self-regulatory organizations in the United States and foreign jurisdictions in which they operate. From time to time, these examinations result in requests for information from Horizon Kinetics or the funds it manages. Horizon Kinetics may incur significant costs and expenses in connection with any such information requests, proceedings or investigations, which could result in penalties or other sanctions. Regulatory actions can have an adverse effect on Horizon Kinetics’ financial results, including as a result of a sanction, limitation on its personnel’s activities or other restrictions. Even if an investigation or proceeding does not result in a sanction or other penalty imposed on Horizon Kinetics or its personnel, the adverse publicity relating to the same could harm its reputation, and thus, its assets and revenue.

To a large extent, Horizon Kinetics relies on its business relationships and reputation for integrity to attract and retain investors and to pursue investment opportunities for its clients. As such, allegations of improper conduct, regardless of whether the ultimate outcome is favorable, as well as negative publicity about Horizon Kinetics, its investment activities or the investment industry in general could damage its business.

Horizon Kinetics aims to maintain a culture of compliance using policies and procedures such as a code of ethics, compliance manual, and employee education and training. All employees must certify their understanding of and compliance with the policies of the Company. Horizon Kinetics has a compliance team, supervised by its Chief Compliance Officer, that monitors the applicable regulatory requirements and manages its compliance policies and procedures. Through its policies and procedures, Horizon Kinetics addresses a variety of regulatory and compliance risks such as the handling of material non-public information, personnel securities trading, document and email retention, conflicts of interest, and the allocation of investment opportunities.

Properties

Horizon Kinetics leases offices in New York, NY, White Plains, NY, Summit, NJ, and Charlotte, NC.

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

Business and Industry Risks

Unfavorable market conditions could adversely affect Horizon Kinetics’ business in many ways, including by reducing the fee revenue and distributions received from its funds, if any, or reducing the ability of its funds to raise or deploy capital on favorable terms, or at all.

Horizon Kinetics’ business is materially affected by conditions in the global financial markets and economic and political conditions throughout the world that are outside our control, such as interest rates, availability and cost of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation and asset managers), trade barriers, commodity prices, currency exchange rates and controls, national and international political circumstances (including wars, terrorist acts or security operations), natural disasters and/or pandemics. These factors are outside Horizon Kinetics’ control and may affect the level and volatility of asset prices or securities prices and the liquidity and the value of investments held by its funds, and it may not be able to or may choose not to manage its or its funds’ exposure to these conditions. In the event of a market downturn, including from the impact of the COVID-19 pandemic, the hostilities between Russia and Ukraine or between Hamas and Israel, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, each of Horizon Kinetics’ businesses and funds will be affected in different ways.

Horizon Kinetics’ existing funds could be affected by the inability to find suitable investments to effectively deploy capital, which could adversely affect its ability to raise new funds and thus its assets under management, or by reduced opportunities to exit and realize value from their investments, which could adversely affect fees, both management and incentive, earned by Horizon Kinetics. In addition, during periods of adverse economic conditions, Horizon Kinetics and its funds could have difficulty accessing financial markets, which could make it more difficult or impossible to obtain funding and harm assets under management and operating results. Its profitability could also be adversely affected if it or the funds it manages are unable to scale back costs within a time frame or amount sufficient to match decreases in revenue relating to changes in market and economic conditions.

During periods of difficult market conditions or slowdowns in a particular sector, companies in which Horizon Kinetics’ funds invest could experience decreased revenues, financial losses, difficulty in obtaining access to financing and increased funding costs. During such periods, these companies could also have difficulty in expanding their businesses and operations and be unable to meet their debt service obligations or other expenses as they become due (including obligations to Horizon Kinetics’ funds), increasing the risk of default with respect to debt investments held by its funds. As a result, a general market downturn, or a specific market dislocation, could result in lower investment returns for its funds, which would adversely affect Horizon Kinetics’ revenues and results of operations. Poor performance of such funds could result in lower base management and/or incentive fees earned by its investment adviser subsidiary and/or their ability to pay distributions on any investments Horizon Kinetics may hold in such funds, each of which could materially and adversely affect its business and results of operations.

A number of Horizon Kinetics’ funds and separately-managed accounts (“SMAs”), hold significant investments in Texas Pacific Land Corporation (“TPL”). In many cases, such investments represent a material portion of the fund’s or SMA’s total assets. If TPL’s operating or market performance deteriorates for any reason, then Horizon Kinetics’ resulting advisory fees and reputation could be negatively impacted.

Murray Stahl is a member of the Board of Directors of Texas Pacific Land Corporation, a large holding in many funds and SMAs by Horizon Kinetics. In many cases, such investments represent a material portion of the SMA’s or fund’s assets. On December 31, 2024 and 2023, respectively, approximately 41% and 32% of Horizon Kinetics’ AUM consisted of common stock of TPL. This significant investment and corresponding lack of diversification disproportionately exposes Horizon Kinetics’ funds and SMAs to fluctuations in TPL’s stock price, which therefore affects Horizon Kinetics’ assets under management, and as a result, its fee income. In addition, Horizon Kinetics is itself invested in TPL. On December 31, 2024 and 2023, respectively, approximately $63.8 million and $30.1 million of Horizon Kinetics’ assets consisted of common stock of TPL.

Fluctuations in TPL’s stock price have historically been significant. As a result, Horizon Kinetics, its funds, and SMAs could realize significantly less than the value at which they purchased TPL if they were required to sell TPL to increase liquidity at a time when its stock price is low.

Furthermore, as a director of TPL, and Chairman, CEO and Chief Investment Strategist of Horizon Kinetics, Murray Stahl may face conflicts of interest. Mr. Stahl has fiduciary and other obligations to both TPL and Horizon Kinetics and/or their clients, and may come into possession of information (including confidential or material non-public information regarding TPL), that could give rise to a potentially conflicting division of loyalties and/or responsibilities, which could have an adverse effect on the funds and accounts managed by Horizon Kinetics and could benefit Mr. Stahl, Horizon Kinetics and/or TPL. In addition, Mr. Stahl has substantial personal investments in TPL stock – either directly through personal investment accounts or indirectly through products and accounts managed by Horizon Kinetics. Furthermore, Horizon Kinetics’ personnel in addition to Mr. Stahl, including personnel who are or may be involved in the management of advisory accounts managed by Horizon Kinetics, have personal investments in TPL stock, and these personal investments present potential or actual conflicts of interest. For example, directors in a public company are usually expected not to exit their investment position in the public company during their time of service on the board, which could restrict Mr. Stahl’s ability to sell a significant number of TPL shares when doing so would be advantageous to Horizon Kinetics or its accounts or funds.

Horizon Kinetics and its employees may invest in other companies or funds in which its clients also invest, which may create a conflict of interest. Conflicts of interests are also present when Horizon Kinetics receives performance fees.

Horizon Kinetics and its employees may invest in companies or funds in which its clients also invest, either directly or indirectly. For example, officers, directors and employees of Horizon Kinetics may hold substantial interests in securities of TPL in their personal accounts, as described in the immediately preceding risk factor. In addition, certain Horizon Kinetics employees from time to time serve as members of management or the board of directors of companies in which Horizon Kinetics invests, which may create conflicts of interest.

While Horizon Kinetics seeks to address potential conflicts of interest through the adoption of various policies and procedures, which include both electronic and physical safeguards, it can offer no assurances that such policies and procedures will completely neutralize or mitigate any such conflicts. Horizon Kinetics’ failure to either properly disclose or mitigate these conflicts could lead to regulatory and investor scrutiny.

Furthermore, some of Horizon Kinetics’ funds and products receive a performance fee or carried interest, a portion of which may be paid to employees and third-party marketing firms. Performance fee arrangements may create an incentive for Horizon Kinetics to make more speculative investments, or otherwise refrain from taking certain actions that might otherwise be taken in the absence of a performance fee arrangement. Any failure to properly address actual or potential conflicts of interest resulting from an entitlement to receive performance-based fees could have a material adverse effect on Horizon Kinetics’ reputation, and ultimately its business.

Horizon Kinetics, and the funds and SMAs managed by its subsidiary, are exposed to risks relating to cryptocurrencies and related investments, either directly or through cryptocurrency-linked ETFs.

Horizon Kinetics has exposure to cryptocurrencies, such as Bitcoin, through direct investments (approximately $13 million as of December 31, 2024), and indirectly through investment funds, including the Grayscale Bitcoin Trust ETF and similar exchange-traded funds that offer exposure to bitcoin. In addition, the funds and SMAs managed have exposure to other cryptocurrencies, with approximately [15%] and 10% of AUM as of December 31, 2024 and 2023, respectively, consisting of total cryptocurrency investments, which can significantly affect adviser fees and assets under management.

Cryptocurrencies are digital assets designed to act as a medium of exchange and do not represent legal tender. Cryptocurrencies generally operate without central authority or banks and are not backed by any government. Cryptocurrencies are susceptible to theft, loss, destruction and fraud. Cryptocurrencies are an emerging asset class, and regulation in the United States is still developing, including with respect to market integrity, anti-fraud, anti-manipulation, cybersecurity, surveillance and anti-money laundering. Federal, state and/or foreign governments may restrict the use and exchange of cryptocurrencies.

The value of Bitcoins is determined by the supply of and demand for Bitcoins in the global market, which consists of transactions on electronic Bitcoin exchanges. Pricing on Bitcoin exchanges and other venues can be volatile and can adversely affect the value of Bitcoin. Currently, there is relatively small use of Bitcoins in the retail and commercial marketplace in comparison to the relatively large use of Bitcoins by speculators, thus contributing to price volatility that could adversely affect a portfolio’s direct or indirect investments in Bitcoin. Bitcoin transactions are irrevocable, and stolen or incorrectly transferred Bitcoins may be irretrievable. As a result, any incorrectly executed Bitcoin transactions could adversely affect the value of a portfolio’s direct or indirect investment in Bitcoin.

Even when held indirectly, investment vehicles linked to cryptocurrencies, such as Grayscale Bitcoin Trust ETF, may be affected by the high volatility associated with cryptocurrency exposure. Holding a privately offered investment vehicle in its portfolio may cause a cryptocurrency ETF to trade at a discount to its net asset value. If cryptocurrency markets continue to be subject to sharp fluctuations, related ETFs, such as the Grayscale Bitcoin Trust ETF, may be adversely affected. In addition, the share prices of cryptocurrency ETFs and other similar investment vehicles that are not listed on a national securities exchange may be more volatile than listed securities because there is generally less liquidity in these securities and there may be less publicly available information about them or their issuers.

Cryptocurrency exchanges and other trading venues on which cryptocurrencies trade are relatively new and, in most cases, largely unregulated and may therefore be more exposed to fraud and failure than established, regulated exchanges for securities, derivatives and other currencies. Cryptocurrency exchanges may stop operating or permanently shut down due to fraud, technical glitches, hackers or malware, which may also affect the prices of cryptocurrencies. Events that negatively affect cryptocurrencies may negatively affect the performance of Horizon Kinetics’ funds or SMAs that directly or indirectly invest in cryptocurrencies.

Horizon Kinetics’ success depends highly on its senior executives, and the loss of their services could have a material adverse effect on its business, results and financial condition.

Horizon Kinetics depends on the efforts, skill, reputations and business contacts of its senior executives, including its founders, Murray Stahl, Steven Bregman and Peter Doyle, and other key executive officers. Accordingly, its success will depend on the continued service of these individuals, who are not party to employment agreements and are not obligated to remain employed with the combined company after the Merger (as defined herein). The loss of the services of any of these senior executives could have a material adverse effect on Horizon Kinetics’ revenues, net income and cash flows and could harm its ability to maintain or grow assets under management or raise additional funds in the future.

Horizon Kinetics’ senior executives possess substantial experience and expertise and have strong business relationships with investors in its funds and other members of the business community. As a result, the loss of these personnel could jeopardize Horizon Kinetics’ relationships with investors in its funds, its clients and members of the business community and result in the reduction of assets under management or fewer investment opportunities for its funds.

Poor performance of Horizon Kinetics’ funds would cause a decline in its revenue, income and cash flow and could adversely affect its ability to raise capital for future funds.

Horizon Kinetics earns investment advisory fees based on a percentage of the value of its assets, and in certain instances, based on a percentage of the appreciation of the account, if any. When its funds or separately-managed accounts perform poorly, whether as a result of changes in equity market prices, interest rates, cryptocurrency prices, or other assets, or in response to geopolitical conditions, including wars and actions taken by central banks, both domestic and foreign, Horizon Kinetics’ revenue, net income and cash flow declines because the value of its assets under management decreases, which results in a reduction in management and incentive fees, if any.

Moreover, Horizon Kinetics could experience losses on investments of its own capital (as a result of any ownership from time to time of shares in its proprietary funds) as a result of poor investment performance by such funds.

Poor performance of Horizon Kinetics’ funds could make it more difficult for it to raise new capital, as investors might decline to invest in future funds or sell the shares they already own in the funds. Investors and potential investors in Horizon Kinetics’ funds continually assess its funds’ performance, and its ability to raise capital for existing and future funds will depend on its funds’ continued satisfactory performance.

Horizon Kinetics’ investment philosophy makes a rebalancing of portfolios unlikely, which could result in concentrated positions, adversely impacting Horizon Kinetics’ business and reputation if those positions decline.

Horizon Kinetics seeks to manage market risk exposures through diversification and hedges where applicable; however, as part of its investment philosophy, it does not generally rebalance portfolios. As a result, portfolios may experience concentrated positions through appreciation. Such concentrations could adversely impact Horizon Kinetics’ business and reputation if those positions were to suffer declines, even if temporary.

The asset management business is intensely competitive.

The asset management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service provided to clients, brand recognition and business reputation. Horizon Kinetics’ asset management business competes with other investment managers, wealth managers, index providers and corresponding funds, commercial banks and other financial institutions, and other parties. A number of factors serve to increase its competitive risks:

•
many of the competitors in some of its businesses have greater financial, technical, marketing and other resources and more personnel than Horizon Kinetics does;
•
several of Horizon Kinetics’ competitors have recently raised funds, or are expected to raise funds, with significant amounts of capital, which may create additional competition for investment opportunities and may reduce the size and duration of pricing inefficiencies that many alternative investment strategies seek to exploit;
•
some of these competitors may also have a lower cost of capital and access to funding sources that are not available to Horizon Kinetics or the funds that it manages;
•
some of Horizon Kinetics’ competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively for investments that Horizon Kinetics wants to make on behalf of its funds or through proprietary accounts;
•
competitors that are corporate buyers may be able to achieve synergistic cost savings in respect of an investment, which may provide them with a competitive advantage in bidding for an investment as compared to Horizon Kinetics’ funds;
•
there are relatively few barriers to entry impeding new investment funds, which can lead to increased competition; and
•
other industry participants will, from time to time, seek to recruit investment professionals and other employees away from Horizon Kinetics.

Horizon Kinetics’ funds may lose investment opportunities in the future if they do not match investment prices, structures and terms offered by competitors. Alternatively, Horizon Kinetics may experience decreased rates of return and increased risks of loss if its funds match investment prices, structures and terms offered by competitors. In addition, if interest rates were to continue to rise or there were to be a prolonged bull market in equities not within the universe of Horizon Kinetics funds and SMAs, the attractiveness of Horizon Kinetics’ funds and SMAs relative to investments in other investment products could decrease. This competitive pressure could adversely affect its funds’ ability to make successful investments and limit Horizon Kinetics’ ability to raise future funds, either of which would adversely impact its ability to increase its assets under management and its business, revenue, results of operations and cash flow.

In addition, certain passive products and asset classes, such as index funds and certain types of exchange- traded funds, many of which have lower fee structures, have become increasingly popular with investors. In order to continue to grow its assets under management, Horizon Kinetics must provide investment products and services that are viewed as appropriate in relation to the fees charged, which may require it to demonstrate that its strategies can outperform such passive products. If investors view Horizon Kinetics’ fees as high relative to the market or the returns provided on its funds, it may choose to reduce its fee levels in order to attract additional investors and grow assets under management.

Finally, developments in financial technology, such as blockchain, have the potential to disrupt the financial industry and change the way in which asset managers like Horizon Kinetics do business. If Horizon Kinetics does not adapt to these changes at the same pace as its competitors, its revenue, results of operations and cash flow may suffer.

Operational Risks

Horizon Kinetics has and will continue to incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

The recently merged company faces increased legal, accounting, administrative and other costs and expenses as a public company that Horizon Kinetics did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Act and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements require the combined company to carry out activities that Horizon Kinetics had not done previously. If the combined company experiences any issues in complying with these requirements, it could incur additional costs rectifying those issues, and the existence of those issues could adversely affect its reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with its status as a public company may also make it more difficult to attract and retain qualified persons to serve on the Board of Directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations have already increased Horizon Kinetics’ legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require the Company to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on Horizon Kinetics’ business and operations.

The U.S. capital markets have experienced extreme disruption in recent years. Such disruptions have been evidenced by volatility in global stock markets as a result of uncertainty regarding the COVID-19 pandemic, the fluctuating price of commodities such as oil, Russia’s military invasion of Ukraine, conflict in the Middle East and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures. These events have contributed to worsening general economic conditions that are materially and adversely impacting broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Significant changes or volatility in the capital markets may negatively affect the valuations of Horizon Kinetics or its funds’ or SMA’s investments. Valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of public health emergencies, geopolitical unrest and measures taken in response thereto.

Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic, Russia’s military invasion of Ukraine, conflict in the Middle East and recent disruptions in access to bank deposits or lending commitments due to bank failures has had, and may continue to have, a negative effect on the potential for liquidity events involving Horizon Kinetics or the investments of its funds or SMAs. An inability to raise incremental capital could have a material adverse effect on Horizon Kinetics’ business, results of operations and financial condition.

Further, current market conditions may make it difficult to raise equity capital, extend the maturity of or refinance its existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on Horizon Kinetics’ business. The debt capital available to Horizon Kinetics in the future, if available at all, may bear a higher interest rate and may be available only on terms and conditions less favorable than those of its existing debt and such debt may need to be incurred in a rising interest rate environment. Any inability to extend the maturity of or refinance existing debt, or to obtain new debt, could have a material adverse effect on Horizon Kinetics’ business, financial condition or results of operations.

Cybersecurity risks and cyber incidents may adversely affect Horizon Kinetics’ business by causing a disruption to our operations, or the operations of our funds or the businesses in which they invest, compromise or corrupt of confidential information and/or damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.

Maintaining our network security is of critical importance because our systems store highly confidential information about our funds and information about our funds’ portfolio assets. Although we have implemented, and will continue to implement, security measures, our technology platform may be vulnerable to intrusion, computer viruses or similar disruptive problems caused by cyber-attacks. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources or those of our funds or their portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided to us by third-party service providers. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, any such incident, disruption or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations, and damage our reputation, resulting in a loss of confidence in our services, which could adversely affect our business.

We are dependent on information systems, and systems failures could significantly disrupt our business.

Horizon Kinetics’ business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•
sudden electrical or telecommunications outages;
•
natural disasters such as earthquakes, tornadoes and hurricanes;
•
disease pandemics;
•
events arising from local or larger scale political or social matters, including terrorist acts; and
•
cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect our business.

Financial and Economic Risks

Unfavorable and uncertain economic conditions could adversely affect the profitability of our consumer products.

Unfavorable and uncertain economic conditions in the past have adversely affected, and in the future may adversely affect, consumer demand for some of our consumer products, resulting in reduced sales volume and a decrease in our overall profitability. Factors that can affect consumer demand for our products include inflation, slower growth or recession, rates of unemployment, consumer confidence, tighter credit, higher interest rates, health care costs, fuel and other energy costs and other economic factors affecting consumer spending behavior.

Our consumer products are subject to transportation costs, both in delivery to us at our production facility as well as shipments to our customers. As a result, we are exposed to volatility in the freight industry that could affect our costs, including changes in regulations and labor costs. Any increases in transportation costs could adversely affect our profitability if we are not able to pass those costs on to our customers.

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

We have identified material weaknesses in our internal control over financial reporting.

Based on management’s assessment, we have identified material weaknesses in our controls related to (a) producing timely account reconciliations and valuations of certain significant accounts, including certain intercompany and related party accounts and related elimination entries, (b) a lack of segregation of duties in certain areas of the financial reporting process, including a lack of adequate supervisory review of technical accounting implementations, conclusions over critical accounting estimates, and review of the consolidated financial statements, and (c) insufficient supervisory review and approval of key controls over disbursements and accounts payable.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

As of December 31, 2024, these material weaknesses had not been remediated. If our remedial measures are insufficient, or if additional material weakness or significant deficiencies in our internal control over financial reporting or in our disclosure controls occur in the future, our future consolidated financial statements or other information filed with the SEC may contain material misstatements and could require a restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in the market value of our securities.

Legal and Regulatory Risks

Changes in the regulation of our products, including environmental regulations, could have an adverse effect on the distribution, cost or function of our consumer products.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

Risk Management and Strategy

As part of our strategy to cease deploying capital into new opportunities in order to focus on supporting our existing ownership interests and maximizing monetization and other strategic opportunities to enable us to return value to our shareholders, we eliminated our internal management of technology and cybersecurity and outsourced this function to a third-party service provider. Our third-party service provider monitors and tests our safeguards, including through the use of automated tools and manual processes, such as vulnerability scanning, penetration tests, and assessments of our technology infrastructure, and offers training to our employees on these safeguards, including through phishing tests and other processes.

Governance

One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. The Company’s Audit Committee annually reviews with management the Company’s operational risk exposure and the steps management has taken to monitor and control these exposures.

ITEM 2. PROPERTIES.

Horizon Kinetics leases offices in New York, NY, White Plains, NY, Summit, NJ, and Charlotte, NC.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, Horizon Kinetics may be subject to legal proceedings and claims in the ordinary course of business. Horizon Kinetics is not currently a party to any litigation.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

(in thousands, except per share data)

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our $0.10 par value common stock is traded on the OTC Pink Market tier of the OTC Markets (an electronic inter-dealer quotation system). Prior to the completion of our merger, the Company’s common stock traded under the ticker symbol “SLGD.” On August 5, 2024, the Company announced the completion of the reverse stock split (1-for-20) of its common stock (“Reverse Stock Split”), which began trading under the temporary ticker symbol “SLGDD.” On September 5, 2024, the Company’s common stock began trading under the ticker symbol “HKHC.”

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The high and low prices of our common stock as traded on the OTC Pink Market tier of the OTC Markets were as follows, as adjusted for the Reverse Stock Split:

Three Months Ended	2024		2023
	High	Low	High	Low
March 31	$19.60	$15.40	$6.00	$3.40
June 30	21.20	17.00	5.40	3.60
September 30	27.50	19.52	9.00	5.00
December 31	53.00	22.02	20.80	5.60

Shareholders of Record

As of February 28, 2025, based on inquiry, we had approximately 117 shareholders of record.

Dividends

On November 5, 2024, the Company's Board of Directors declared a cash dividend of $0.053 per share, paid on December 16, 2024 to shareholders of record as of the close of business on November 25, 2024.

On March 3, 2025, the Company’s Board of Directors declared a cash dividend of $0.107 per share, payable on March 28, 2025, to shareholders of record as of the close of business on March 17, 2025.

We anticipate paying additional dividends in the foreseeable future.

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

Overview

Horizon Kinetics Holding Corporation (“HKHC” or “the Company”) is a research driven, fundamentals-oriented asset manager serving institutions, individuals and financial professionals. It provides investment management services through its wholly-owned subsidiary and registered investment adviser, Horizon Kinetics Asset Management LLC. Through this subsidiary, it manages a number of strategies, most of which are focused on publicly-traded equity securities, but also private investments and digital assets. To accommodate different investing preferences, HKHC’s offerings can be accessed in a variety of ways, including through mutual funds, ETFs, a closed end fund, separately managed accounts that can be customized to the unique investment objectives and risk tolerances of individual clients, and, for qualified investors, via private proprietary partnerships typically known as alternative investments. HKHC raises capital for and manages these strategies, and it earns a management fee that varies among products. In certain instances, the fee it earns is tied to the performance of the account. HKHC also produces a number of research reports and compendia that are sold mainly to institutions, as it believes that the discipline required to produce written research encourages thorough qualitative and quantitative analysis.

As of December 31, 2024, the Company had regulatory assets under management ("AUM") of $9.8 billion.

HKHC also manages a portfolio of investment securities for its own benefit, which has historically impacted and is expected to impact future results of operations, often significantly so. As of December 31, 2024, we held investment securities (at fair value) of $91.4 million. In addition, we have devoted capital to a variety of the proprietary alternative investment funds it manages. As of December 31, 2024, the fair value of HKHC shareholders’ investment in these proprietary funds is $228.9 million, however, since the proprietary funds are consolidated within these consolidated financial statements this value is not separately presented.

Our financial results may vary due to market conditions and fluctuations in our assets under management that may not necessarily be the result of our long-term investment performance or the long-term demand for our investment services. We believe over long term investment horizons, our investment results will be the primary factor that will generate growth and our financial results.

In addition to investment management and research activities, HKHC operates two wholly-owned, limited purpose broker-dealers, KBD Securities LLC and Kinetics Funds Distributor LLC, both of which are only used for the marketing and promotion of our investment products. We pay a portion of the fees earned to these and other third-party firms who assist in marketing.

Along with investing on behalf of clients, HKHC also uses its own capital to invest along with its clients in many of its proprietary products and makes direct investments in public and private instruments including digital assets. Certain employees do, from time to time, serve as management or as a member of the board of directors of the companies in which we invest.

Primary Sources of Revenue

Management or advisory fees are our primary source of revenue, most of which are based on a specified percentage of clients’ average assets under management. A majority of our expenses, including most of our compensation expense, vary directly with changes in our revenues.

The management fees for separately managed accounts are generally calculated on the basis of a percentage of the value of each client’s assets (assets under management) and are charged using either an average daily balance or monthly or quarterly ending balance, and either in arrears or advance.

The Company also earns management fees in its mutual funds, ETFs, closed-end funds and proprietary partnerships as compensation for internal fund management and advisory services. The management fees for the proprietary funds vary by fund and investment strategy and are typically approximately between 0.25% and 2.00% of the net asset value of the funds’ underlying investments.

The Company is also entitled to receive incentive fees on proprietary partnerships if certain performance returns have been achieved as stipulated in the governing documents of the applicable fund. Incentive fees are generated when certain returns exceed a previously established high water mark. The incentive fees are calculated as a percentage of the gains experienced, typically 20%, based on the agreement with each partner in the respective fund. Incentive fees are not subject to claw back as a result of performance declines in subsequent periods to the most recent measurement date. Incentive fees, if earned, are recognized upon completion of the contractually determined measurement period, which are generally annually, or when a client redeems their interest. Incentive fees are subject to the uncertainty of market volatility, and as a result, the entire amount of the variable consideration related to incentive fees is constrained until the end of each measurement period when the uncertainty has been resolved. Management and incentive fees earned from consolidated investment products are eliminated from revenue upon consolidation, however the economic benefit to the HKHC shareholders’ is retained through lower amounts attributable to the redeemable noncontrolling interests. Unearned incentive fees resulting from the performance of the Company’s proprietary funds for the year ended December 31, 2024 were approximately $1.9 million.

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

Business Highlights in 2024

Total revenue

•
HKHC’s total revenues grew 18% this year as a result of increasing AUM at our mutual funds and separately managed accounts due to their favorable 2024 performance. In addition, the Company earned incentive fees of $51.7 million from the proprietary funds. While these incentive fees, and other management fees, collected from proprietary funds are eliminated from consolidated revenues the positive economic benefit continues to be reflected in the net income attributable to HKHC. Other revenues were positively impacted by five months of product sales following the acquisition of Scott’s Liquid Gold. These increases were partially offset by lower management and advisory fees due to declines in AUM at certain ETF products, primarily the Inflation Beneficiaries ETF (INFL).

Assets under management

•
AUM for the year ended December 31, 2024 increased by approximately $3.3 billion, or 51%, to $9.8 billion, due primarily to market value changes of key holdings across the Company’s mutual funds, ETFs and separately managed accounts (“SMAs”). The market value of Texas Pacific Land Corporation (“TPL”), which is widely held across HKHC’s proprietary funds and SMAs, increased 111% during the year resulting in broad increases in AUM. In addition, there were increases in the market value of Grayscale Bitcoin Trust (“GBTC”), which is also widely held across HKHC’s proprietary funds and SMAs, of 114% during the year.

Investment performance

•
HKHC maintains a portfolio for investment purposes and has also invested substantial capital in its proprietary funds alongside client investors. For the year ended December 31, 2024 there was an increase of $53.8 million, or 143%, in the fair value of this portfolio primarily due to the 111% increase in the TPL securities held directly by HKHC. The increase in the fair value of HKHC’s investments is reported in unrealized gain (loss) on investments, net in the accompanying consolidated statement of operations.
•
The Company’s consolidated investment products experienced favorable performance in 2024. Specifically, the Polestar Funds, Horizon Kinetics Equity Opportunities Fund and Horizon Multi-Strategy Fund were the largest contributors collectively representing approximately $739 million of net income for the year ended December 31, 2024. The Polestar Fund (US) and Polestar Offshore Fund returned 87.4% and 81.2% for the year ended December 31, 2024. The Horizon Multi-Strategy fund returned 85.9% for the year ended December 31, 2024. Horizon Kinetics Equity Opportunities

Fund’s investment returns varied across the fund classes but similarly were positive on an overall basis for the year ended December 31, 2024.

Results of Operations

Revenues

Management and advisory fees

The Company’s total management and advisory fees increased approximately $8.6 million, or 18%, for the year ended December 31, 2024 compared to the prior year. The increase is due to higher management fees in mutual funds of $5.0 million, or 24%, and separately managed accounts of $3.2 million, or 18%, due to higher AUM throughout the year. These increases were partially offset by a decline of $2.1 million during 2024 related to the INFL ETF.

Other income and fees

Other income and fees during the year ended December 31, 2024 primarily includes revenue from product sales resulting from the acquisition of Scott’s Liquid Gold. The current year included five months of revenue from these product sales, which accounted for $1.4 million increase during 2024. Other income and fees also include revenues resulting from the Company’s research services and digital asset mining activities, which declined during the year.

Operating Expenses

Compensation, employee benefits, and cost of goods sold

The Company’s operating expenses include employee compensation for investment professionals and other management personnel as well as cost of goods sold for consumer products acquired in the merger with SLGD. HKHC’s compensation costs for the year ended December 31, 2024 increased by approximately $11.7 million, or 44%, compared to the prior year, due to higher internal commissions and higher bonus pool resulting from the Company’s incentive fee results. The increase also reflects the result of additional personnel in certain departments and $1.0 million for cost of products sold by SLGD for the five months post-acquisition period.

Sales, distribution and marketing expenses

For the year ended December 31, 2024, sales, distribution and marketing expenses increased $9.3 million, or 91%, compared to the prior year, as the result of increases of approximately $5.9 million resulting from various commissions payable on the higher incentive fees earned by HKHC during the year. There was also an increase of $1.8 million due to FRMO pursuant to its revenue sharing agreement with HKHC. The Company also experienced higher platform fees and other management fee commissions earned due to generally increasing AUM and management fees during the quarter, and fulfillment costs associated with sales of consumer products. The year ended December 31, 2024 also includes $0.4 million of selling expenses related to the SLGD segment resulting from the August 2024 acquisition.

Depreciation and amortization

Depreciation and amortization increased 5% for the year ended December 31, 2024 as compared to the prior year due to additional amortization expense of intangible assets from the Merger with SLGD.

General and administrative expenses

For the year ended December 31, 2024, general and administrative expenses increased by $1.9 million, or 22%, compared to the prior year. The Company experienced certain higher accounting, professional, and legal fees during the year in preparation for and as a result of the Merger with SLGD. The Company also began incurring Director fee costs during the third quarter and included five months of SLGD’s general and administrative expenses subsequent to the Merger date of $0.3 million.

Equity earnings, net

Equity earnings, net increased by $8.5 million for the year ended December 31, 2024 compared to the prior year. The increase was due primarily to increases in the fair value of holdings at Horizon Kinetics Hard Assets, LLC as compared to the prior year that had declines in fair value.

Interest and dividend income

Interest and dividend income increased by $0.9 million for the year ended December 31, 2024 as compared to the prior year due primarily to a special dividend received during the third quarter from TPL.

Unrealized gains on digital assets, net

Unrealized income on digital assets, net was $7.0 million for the year ended December 31, 2024 primarily due to increases in the fair value of Bitcoin during 2024 of approximately 121%. During the year ended December 31, 2023, digital assets unrealized gains on digital assets were not recorded pursuant to the accounting standard in effect at the time.

Unrealized gain (loss) on investments, net

For the year ended December 31, 2024, unrealized gains (losses) on investments were $41.3 million as compared to a loss of $15.4 million in the prior year, an increase of by $56.7 million. The unrealized gains in 2024 were primarily due to unrealized gains on TPL stock, which increased 111% during the year as compared to a 37% decrease in the prior year.

Income tax benefit (expense)

On July 1, 2024, the Company filed to convert from an LLC to a C-Corp for federal and state income taxes. As a result, the Company recognized a deferred income tax expense of $59.7 million related to the tax basis differences for certain assets, principally unrealized gains in various investments, digital assets and indefinite lived intangible assets. Due primarily to additional unrealized gains from investment securities and digital assets during the remainder to the 2024 year, the Company recorded an additional $44.3 million additional deferred tax expense.

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

Consolidated Investment Products

Consolidated Investment Products represented a significant portion of our AUM as of December 31, 2024 but a larger portion, approximately 98%, of our incentive fees for the year ended December 31, 2024. As of December 31, 2023, we consolidated 14 private funds. The activity of the consolidated investment products is reflected within the consolidated financial statement line items indicated by reference thereto. The impact of consolidation also typically will decrease management fees and incentive fees reported under GAAP to the extent these amounts are eliminated upon consolidation. The assets and liabilities of our Consolidated Investment Products are held within separate legal entities and, as a result, the liabilities of our consolidated investment products are typically non-recourse to us. Generally, the consolidation of our consolidated investment products has a significant gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to us or our stockholders’ equity.

The following table presents the results of operations of the consolidated investment products:

	Year Ended December 31,
	2024	2023
Expenses of consolidated investment products	$(10,109)	$(5,296)
Investment and other income (losses) of consolidated investment products, net	840,735	92,962
Interest and dividend income of consolidated investment products	20,377	14,206
Net income of consolidated investment products	851,003	101,872

Less: Incentive fees allocated to Horizon Kinetics Holding Corporation	(48,098)	-
Less: Income attributable to Horizon Kinetics Holding Corporation economic interests	(100,566)	(8,151)
Net income attributable to redeemable non-controlling interests in consolidated funds	$702,339	$93,721

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

Liquidity and Capital Resources

At December 31, 2024, the Company had $14.4 million of cash and cash equivalents. We believe that our cash and cash equivalents at December 31, 2024 will be sufficient to fund operations for at least one year from the date of this report.

The Company also had $91.4 million of investments, at fair value. These investments include $63.8 million held in a single security, approximately 57,696 shares of TPL. During the year ended December 31, 2024, the fair value of HKHC’s TPL holdings increased due to the capital contribution on July 1 that included shares of TPL and due to the approximately 111% annual increase in the fair value of TPL common shares. The Company may be limited in its ability to sell this security due to the possibility of being deemed an affiliate of TPL.

In the normal course of business, we may engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, commitments, indemnifications, and potential contingent repayment obligations. We do not have any off-financial position arrangements that would require us to fund losses or guarantee target returns to clients.

The Company’s Board of Directors has determined an expected quarterly dividend policy that is based on the Company’s quarterly performance. The Board of Director’s may consider other relevant factors that are relevant to the final determination of a quarterly dividend, if any. On March 3, 2025, the Company's Board of Directors declared a cash dividend of $0.107 per share, payable on March 28, 2025 to shareholders of record as of the close of business on March 17, 2025.

In the normal course of business, we expect to pay dividends to common stockholders that are aligned with a portion of our quarterly operating earnings after an allocation of current income taxes payable. We estimate the taxes by multiplying the statutory tax rate currently in effect by our realized performance. If cash flows from operations were insufficient to fund a calculated dividend, we would suspend or reduce such dividend. In addition, there is no assurance that dividends would continue at the current levels or at all.

The following table and discussion summarize our consolidated statement of cash flows:

	Year Ended December 31,
	2024	2023	Variance
		As Restated
Net cash provided by operating activities	$11,836	$25,476	$(13,640)
Net cash provided by investing activities	2,141	782	1,359
Net cash used in financing activities	(24,819)	(15,393)	(9,426)
	$(10,842)	$10,865	$(21,707)

Operating cash flows

Net cash provided by operating activities decreased by $13.6 million for the year ended December 31, 2024 compared to the prior year. The increase was primarily the result of earnings, net of working capital changes during the period. The net income (loss) for each of the annual periods were largely offset by non-cash adjustments related to deferred income tax expense related to the Company’s conversion from an LLC to a C-Corp, equity in earnings (losses) of affiliates, and net unrealized gains (losses) on investments or digital assets.

Investing cash flows

Net cash provided by investment activities increased by $1.4 million for the year ended December 31, 2024 as compared to the prior year. The increase was primarily the result of $2.8 million cash acquired from SLGD and offset by lower levels of investment purchases and lower proceeds from the sale of certain investments compared to the prior year.

Financing cash flows

Net cash used in financing activities increased $9.4 million for the year ended December 31, 2024. The Company received $2.7 million in 2024 as a result of a cash contributions from affiliates, which was more than offset by $4.1 million of distributions paid to the Members of Horizon Kinetics LLC prior to the Merger, $2.7 million of dividends paid to shareholders of Horizon Kinetics Holding Corporation, and net redemptions from our proprietary funds. During 2023, the Company paid $9.6 million of distributions to the Members of Horizon Kinetics LLC. The Company ceased payment of distributions subsequent to the closing of the Merger.

Contractual Cash Obligations and Other Commercial Commitments

The Company’s contractual cash obligations and other commercial commitments is limited to certain operating leases for office space as summarized below:

	Payments Due by Period
	Total	2025	2026 and 2027	2028 and 2029	Thereafter
Contractual Cash Obligations:
Operating leases	$7,967	$2,834	$3,828	$890	$415
Total contractual obligations	$7,967	$2,834	$3,828	$890	$415

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions that in certain circumstances affect amounts reported in the audited consolidated financial statements. In preparing these financial statements, our estimates and judgments are based on historical experience, information from third-party valuation professionals and various other assumptions, giving due consideration to materiality. We consider the accounting estimates discussed below to be critical to the understanding of our consolidated financial statements. Actual results could differ from our estimates and assumptions, and any such difference could be material to our consolidated financial statements.

Revenue recognition

Horizon Kinetics recognizes revenues when its obligations related to the services are satisfied and it is probable that a significant reversal of the revenue amount would not occur in future periods. Horizon Kinetics enters into contracts that can include multiple services, which are accounted for separately if they are determined to be distinct. Management’s judgment is required in assessing the probability of significant revenue reversal and in identification of distinct services.

Horizon Kinetics derives a substantial portion of its revenue from investment advisory fees which are recognized as the services are performed over time because the customer is receiving and consuming the benefits as they are provided by Horizon Kinetics. Fees are primarily based on agreed-upon percentages of AUM and recognized for services provided during the period, which are distinct from services provided in other periods. Such fees are affected by changes in AUM, including market appreciation or depreciation and net inflows or outflows. AUM represents the broad range of financial assets Horizon Kinetics manages for clients on a discretionary basis pursuant to investment management and trust agreements that are expected to continue for at least 12 months. In general, reported AUM reflects the valuation methodology that corresponds to the basis used for determining revenue (for example, net asset values).

Horizon Kinetics receives investment advisory fees, including incentive allocations from certain actively managed investment funds and certain SMAs. These incentive fees are dependent upon exceeding investment return thresholds, which may vary by product or account, and could include varying measurement periods.

Incentive fees are generated on certain management contracts when performance hurdles are achieved, such as returns exceed a previously established high water mark. Such incentive fees are recognized when the contractual performance criteria have been met and when it is determined that they are no longer probable of significant reversal. Given the unique nature of each fee arrangement, contracts with customers are evaluated on an individual basis to determine the timing of revenue recognition. Significant judgment is involved in making such determination. Incentive fees typically arise from investment management services that began in prior reporting periods. Consequently, a portion of the fees recognized may be partially related to the services performed in prior periods that meet the recognition criteria in the current period. At each reporting date, the Company considers various factors in estimating incentive fees to be recognized. These factors include but are not limited to whether: (1) the amounts are dependent on the financial markets and, thus, are highly susceptible to factors outside Horizon Kinetics’ influence; (2) the ultimate payments have a large number and a broad range of possible amounts; and (3) the funds or SMAs have the ability to (a) invest or reinvest their sales proceeds or (b) distribute their sales proceeds, and determine the timing of such distributions.

Principles of Consolidation

In addition to its wholly-owned subsidiaries, generally accepted accounting principles in the United States of America (“GAAP”) requires that the assets, liabilities and results of operations of a variable interest entity (“VIE”) be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. The determination as to whether an entity qualifies as a VIE depends on the facts and circumstances surrounding each entity, and therefore certain of the investment vehicles managed by Horizon Kinetics may qualify as VIEs under the variable interest model, whereas others may qualify as voting interest entities (“VOEs”) under the voting interest model.

The determination of whether to consolidate a VIE under US GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interests. To make these judgments, we conduct an analysis, on a case-by-case basis, of whether we are the primary beneficiary and are therefore required to consolidate an entity. We continually reconsider whether we should consolidate a VIE. Upon the occurrence of certain events, such as modifications to organizational documents and investment management agreements of our products, we will reconsider our conclusion regarding the status of an entity as a VIE. Our judgment when analyzing the status of an entity and whether we consolidate an entity could have a material impact on individual line items within our consolidated financial statements, as a change in our conclusion would have the effect of grossing up the assets, liabilities, revenues and expenses of the entity being evaluated. In light of certain direct and indirect investments into our products, the likelihood of a reasonable change in our estimation and judgment could result in a change in our conclusions to consolidate or not consolidate any VIEs to which we have exposure.

Fair Value Measurement

GAAP establishes a hierarchical disclosure framework prioritizing the inputs used in measuring financial instruments at fair value into three levels based on their market observability. Market price observability is affected by a number of factors, including the type of instrument and the characteristics specific to the instrument. Financial instruments with readily available quoted prices from an active market or where fair value can be measured based on actively quoted prices generally have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value.

Financial assets and liabilities measured and reported at fair value are classified as follows:

•Level I—Quoted prices in active markets for identical instruments.

•Level II—Unadjusted quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in inactive markets; and model-derived valuations with directly or indirectly observable significant inputs. Level II inputs include prices in markets with few transactions, non-current prices, prices for which little public information exists or prices that vary substantially over time or among brokered market makers. Other inputs include interest rate, yield curve, volatility, prepayment risk, loss severity, credit risk and default rate.

•Level III—Valuations that rely on one or more significant unobservable inputs. These inputs reflect the Company’s assessment of the assumptions that market participants would use to value the instrument based on the best information available.

In some instances, an instrument may fall into multiple levels of the fair value hierarchy. In such instances, the instrument’s level within the fair value hierarchy is based on the lowest of the three levels (with Level III being the lowest) that is significant to the fair value measurement. Our assessment of the significance of an input requires judgment and considers factors specific to the instrument. See “Note 5. Fair Value,” within our consolidated financial statements included in this Annual Report on Form 10-K for a summary of our valuation of investments and other financial instruments by fair value hierarchy levels.

Income Taxes

The Company is taxed as corporation for U.S. federal and state income tax purposes. We use the liability method of accounting for deferred income taxes pursuant to GAAP. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the statutory tax rates expected to be applied in the periods in which those temporary differences are settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized during the year the change is enacted. A valuation allowance is recorded on our net deferred tax assets when it is more likely than not that such assets will not be realized or when timing is unknown. When evaluating the realizability of our deferred tax assets, all evidence, both positive and negative, is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies and expectations of future earnings.

Under GAAP, the amount of tax benefit to be recognized is the amount of benefit that is more likely than not to be sustained upon examination. We analyze our tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where we are required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, we determine that uncertainties in tax positions exist, a liability is established. As of December 31, 2024, we have not identified any uncertain tax positions.

Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties under GAAP.

Recently Issued Accounting Standards

For information on recently issued accounting standards, see Note 1(p), “Recently Issued Accounting Standards,” to our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary exposure to market risk is related to our role as general partner or investment adviser to our funds and the sensitivity to movements in the fair value of their investments, including the effect on management fees, incentive fees and investment income.

Market Risk. The market price of investments or digital assets may significantly fluctuate during the period of investment. Investments may decline in value due to factors affecting securities markets generally or particular industries represented in the securities markets. The value of an investment may decline due to general market conditions, which are not specifically related to such investment, such as real or perceived adverse economic conditions, changes in the general outlook for corporate earnings, changes in interest or currency rates or adverse investor sentiment generally. It may also decline due to factors that affect a particular industry or industries, such as labor shortages or increased production costs and competitive conditions within an industry.

Effect on Management Fees. Management fees are generally based on a defined percentage of fair value of assets under management we manage. Management fees are generally calculated based on the fair value of assets under management. The overall impact of a short-term change in market value may be mitigated by a number of factors including, but not limited to, the calculation being calculated based on average market value including daily, monthly or quarterly averages as well as monthly or quarterly payment terms.

Effect on Incentive Fees. We earn incentive fees from certain of our funds when such funds achieve specified performance criteria. Our incentive fees will be impacted by changes in market risk factors. As a result, the impact of changes in market risk factors on carried interest and incentive fees could vary widely from fund to fund. An overall increase of 10% in the general equity markets would not necessarily drive the same impact on our funds’ ability to generate income or its asset valuations, as a significant portion of our incentive fees are from concentrated portfolios of investments. Additionally, as a percentage of our incentive fees are paid to employees as performance related compensation, the overall net impact to our income would be partially mitigated by compensation payments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

HORIZON KINETICS HOLDING CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Horizon Kinetics Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Horizon Kinetics Holding Corporation (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, , the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the financial statements, the Company has restated its financial statements as of December 31, 2023 and for the year then ended to correct certain misstatements.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair Valuation of Level 3 Investments

As disclosed in Note 3. – Summary of Significant Accounting Policies, the Company measured certain investments aggregating $202.7 million using level 3 inputs (“Level 3 Investments”) during the year ended December 31, 2024.

We identified the fair valuation of these Level 3 Investments as a critical audit matter because of the significant estimates and assumptions made by management in the process. This involved a high degree of auditor judgment and extensive audit effort, as changes in the valuation techniques or significant unobservable inputs and assumptions could result in significant changes in fair value measurements.

Addressing this matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others:

•
We obtained an understanding and evaluated the design of management’s review controls over the assessment of the valuation techniques and significant unobservable inputs used to estimate the fair value of the underlying investments and management’s review.
•
With assistance from our fair value specialists we evaluated the Company’s valuation techniques and significant unobservable inputs and assumptions used by:
o
Corroborating the source information underlying the determination of the certain unobservable inputs and assumptions;
o
Developing a range of independent estimates for other unobservable inputs and assumptions and comparing them to the assumptions used by management; and
o
Testing the mathematical accuracy of the calculations.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2024.

Costa Mesa, California

March 31, 2025

HORIZON KINETICS HOLDING CORPORATION

Consolidated Statements of Financial Condition

(in thousands, except par value amounts)

	December 31,	December 31,
	2024	2023
		As Restated
Assets
Cash and cash equivalents	$14,446	$10,477
Fees receivable, net	8,670	3,304
Investments, at fair value	91,435	37,620
Assets of consolidated investment products
Cash and cash equivalents	44,306	59,117
Investments, at fair value	1,746,850	903,435
Other assets	19,247	19,903
Other investments	13,443	6,990
Operating lease right-of-use assets	5,105	5,651
Property and equipment, net	99	200
Prepaid expenses and other assets	2,352	1,882
Due from affiliates	27	2,660
Digital assets	13,240	1,829
Intangible assets, net	44,531	43,876
Goodwill	24,425	19,273
Total assets	$2,028,176	$1,116,217

Liabilities, Noncontrolling Interests, and Shareholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$22,011	$3,839
Accrued third party distribution expenses	6,522	1,022
Deferred revenue	222	70
Liabilities of consolidated investment products
Accounts payable and accrued expenses	1,486	5,840
Other liabilities	2,793	160
Deferred tax liability, net	95,683	617
Due to affiliates	11,597	9,966
Operating lease liability	7,379	7,281
Total liabilities	147,693	28,795

Commitments and contingencies (Note 16)

Redeemable noncontrolling interests	1,540,312	878,334

Shareholders' equity
Preferred stock, no par value, authorized 20,000 shares; no shares issued and outstanding	-	-
Common stock; $0.10 par value, authorized 50,000 shares; issued and outstanding 18,635 shares (2024) and 17,984 shares (2023), net of treasury stock; 1 and 0 shares at December 31, 2024 and December 31, 2023, respectively	1,864	1,798
Additional paid-in capital	39,243	-
Retained earnings	299,064	207,290
Total shareholders’ equity	340,171	209,088
Total liabilities, noncontrolling interests, and shareholders’ equity	$2,028,176	$1,116,217

The accompanying notes are an integral part of these Consolidated Financial Statements.

HORIZON KINETICS HOLDING CORPORATION

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2024	2023
		As Restated
Revenue:
Management and advisory fees	$55,486	$46,845
Other income and fees	1,695	418
Total revenue	57,181	47,263

Operating expenses:
Compensation, related employee benefits, and cost of goods sold	38,579	26,851
Sales, distribution and marketing	19,510	10,209
Depreciation and amortization	1,919	1,828
General and administrative expenses	10,383	8,493
Expenses of consolidated investment products	2,319	1,664
Total operating expenses	72,710	49,045

Operating income (loss)	(15,529)	(1,782)

Other income (expense):
Equity earnings (losses), net	6,037	(2,448)
Interest and dividends	1,714	826
Other income (expense)	(2,985)	(669)
Investment and other income (losses) of consolidated investment products, net	840,735	92,962
Interest and dividend income of consolidated investment products	20,377	14,206
Unrealized gain on digital assets, net	6,984	-
Realized gain on investments, net	432	1,388
Unrealized gain (losses) on investments net	41,329	(15,376)
Total other income (expense), net	914,623	90,889

Income before provision for income taxes	899,094	89,107

Income tax (expense) benefit	(104,283)	122

Net income	794,811	89,229
Less: net income attributable to redeemable noncontrolling interests	(702,339)	(93,721)

Net income (loss) attributable to Horizon Kinetics Holding Corporation	$92,472	$(4,492)

Basic and diluted net income (loss) per common shares:
Net income (loss)	$5.07	$(0.25)

Weighted average shares outstanding:
Basic and diluted	18,256	17,984

The accompanying notes are an integral part of these Consolidated Financial Statements.

HORIZON KINETICS HOLDING CORPORATION

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common Stock
	Shares	Amount	Capital in Excess of Par	Retained Earnings	Total
Balance at December 31, 2022	17,984	$1,798	$-	$221,402	$223,200
Distributions	-	-	-	(9,620)	(9,620)
Net loss	-	-	-	(4,492)	(4,492)
Balance at December 31, 2023	17,984	$1,798	$-	$207,290	$209,088
Cumulative effect of the adoption of ASU 2023-08, net of income taxes	-	-	-	4,369	4,369
Distributions	-	-	-	(4,079)	(4,079)
Contributions of investment securities, net	-	-	25,512	-	25,512
Shares issued for acquisition, net	650	65	13,727	-	13,792
Restricted stock unit vesting	1	1	4	-	5
Dividends	-	-	-	(988)	(988)
Net income	-	-	-	92,472	92,472
Balance at December 31, 2024	18,635	$1,864	$39,243	$299,064	$340,171

The accompanying notes are an integral part of these Consolidated Financial Statements.

HORIZON KINETICS HOLDING CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
		As Restated
Operating activities:
Net income	$794,811	$89,229
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,919	1,828
Equity earnings (losses), net	(6,037)	2,448
Non-cash reinvestment of management fees and performance allocation from affiliates	-	152
Net realized and unrealized (gains) losses on investments	(41,761)	13,988
Deferred income tax provision (benefit)	92,148	(522)
Amortization of operating lease right-of-use assets	(739)	(661)
Net change in unrealized gain on digital assets	(6,984)	-
Allowance for current expected credit losses	3,069	700
Other non-cash amounts	(104)	(124)
Adjustments to reconcile net income to net cash provided by operating activities allocable to non-controlling interests in Consolidated Funds
Net realized and unrealized gains on investments	(840,735)	(92,962)
Investments purchased	(86,285)	(48,110)
Proceeds from sale of securities	84,704	47,599
Net change in operating assets and liabilities of consolidated investment products	(2,215)	6,578
Cash flows due to changes in operating assets and liabilities:
Fees receivable	(5,064)	5,543
Prepaid expenses and other assets, net	(1,066)	(458)
Due from affiliates	(371)	(61)
Accounts payable, accrued expenses and other liabilities	24,915	(72)
Due to affiliates	1,631	381
Net cash provided by operating activities	11,836	25,476

Investing activities:
Issuance of notes receivable to related party	(165)	(475)
Proceeds from sale of investments	506	2,482
Purchases of property and equipment	(47)	(95)
Purchases of investments	(976)	(1,130)
Cash acquired from acquisition	2,823	-
Net cash provided by investing activities	2,141	782

Financing activities:
Dividends	(988)	-
Distributions	(4,079)	(9,620)
Cash contributions from affiliates	2,666	-
Contributions from redeemable noncontrolling interests in consolidated investment products	16,542	18,152
Redemptions of redeemable noncontrolling interests in consolidated investment products	(38,960)	(23,925)
Net cash used in financing activities	(24,819)	(15,393)

Net (decrease) increase in cash and cash equivalents	(10,842)	10,865

Cash and cash equivalents of HKHC and consolidated investment products, beginning of year	69,594	58,729

Cash and cash equivalents of HKHC and consolidated investment products, end of year	$58,752	$69,594

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$11,087	$420

Supplemental disclosure of non-cash investing activities:
Net assets acquired in acquisition	$10,969	$-

Supplemental disclosure of non-cash financing activities:
Contributions of investment securities from affiliates	$22,846	$-
Shares issued for acquisition	$13,792

The accompanying notes are an integral part of these Consolidated Financial Statements.

HORIZON KINETICS HOLDING CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except per share data)

Note 1. Organization and Nature of Business

Horizon Kinetics Holding Corporation, a Delaware Corporation (along with its wholly-owned subsidiaries, collectively referred to as the “Company”, “HKHC” or in the first-person notations of “we”, “us” and “our”) executed a merger agreement on March 15, 2011 between Horizon Kinetics LLC (“Horizon Kinetics”), Horizon Asset Management LLC (“HAM”), Kinetics Asset Management LLC (“KAM”), Kinetics Funds Distributor LLC (“KFD”), Kinetics Advisers LLC (“KA”), KBD Securities LLC (“KBD”) resulting in a Class A-1 membership group. Certain other investors’ contributed cash in return for Class A-2 units. During 2019, HAM, KAM and KA were merged forming Horizon Kinetics Asset Management (“HKAM”). The Company is an investment advisory and independent research firm. The Company earns revenues principally from fees earned for providing investment advisory services to separately managed investment accounts, mutual funds, ETFs and proprietary funds.

HKAM (the “Investment Adviser”) is a wholly-owned subsidiary of HKHC and is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940.

KBD LLC and KFD LLC are also wholly-owned subsidiaries and are registered broker-dealers under the Securities Exchange Act of 1934 and are members of the Financial Industry Regulatory Authority (“FINRA”). KFD LLC acts as the principal underwriter and distributor of shares of the Kinetics Mutual Funds, Inc. and does not receive or hold funds of subscribers or securities of issuers. KBD LLC acts as a limited purpose broker-dealer involved with the marketing and wholesaling of various products offered by Horizon Kinetics and its subsidiaries. KBD LLC does not receive or hold customer’s funds or securities.

On August 1, 2024, the Company, formerly known as “Scott’s Liquid Gold-Inc.,” completed its previously announced merger in accordance with the terms and conditions of the Agreement and Plan of Merger, dated December 19, 2023, as amended (collectively, the “Merger Agreement”), by and among Scott’s Liquid Gold, a Colorado corporation (“SLGD”), Horizon Kinetics, and HKNY One, LLC, a Delaware limited liability company and wholly owned subsidiary of SLGD (“Merger Sub”). In accordance with the Merger Agreement, Merger Sub merged with and into Horizon Kinetics, with Horizon Kinetics surviving the merger as a wholly-owned subsidiary of the Company (the “Merger”).

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

The following presents a reconciliation of the impacted financial statement line items as previously presented as of December 31, 2023 and for the year then ended. The previously presented amounts were reflected in the financial statements of Horizon Kinetics LLC and Subsidiaries (a private company), which were included as Exhibit 99.1 within a Current Report on Form 8-K with the SEC on August 7, 2024. These amounts are labeled as “As previously presented” in the tables below. The amounts labeled “Restatement Adjustments” represent the effects of this restatement due to the consolidation of certain proprietary funds.

	As of and for the Year Ended December 31, 2023
	As Previously Presented	Restatement Adjustments	As Restated

Consolidated Statements of Financial Condition
Assets
Fees receivable, net	$4,453	$(1,149)	$3,304
Assets of consolidated investment products
Cash and cash equivalents	-	59,117	59,117
Investments, at fair value	-	903,435	903,435
Other assets	-	19,903	19,903
Other Investments	103,962	(96,972)	6,990
Total assets	$231,883	$884,334	$1,116,217

Liabilities, Noncontrolling Interests, and Shareholders’ Equity
Liabilities:
Liabilities of consolidated investment products
Accounts payable and accrued expenses	$-	$5,840	$5,840
Other liabilities	-	160	160
Total liabilities	22,795	6,000	28,795

Redeemable Noncontrolling Interests	-	878,334	878,334

Total liabilities, noncontrolling interests, and shareholders’ equity	$231,883	$884,334	$1,116,217

Consolidated Statements of Operations
Revenue:
Management and advisory fees	$50,563	$(3,718)	$46,845
Total revenue	50,981	(3,718)	47,263

Operating expenses:
Expenses of consolidated investment products	-	1,664	1,664
Total operating expenses	47,469	1,576	49,045

Operating income (loss)	3,512	(5,294)	(1,782)

Equity earnings (losses), net	5,705	(8,153)	(2,448)
Investment and other income (losses) of consolidated investment products, net	-	92,962	92,962
Interest and dividend income of consolidated investment products	-	14,206	14,206
Total other income (expense), net	(8,126)	99,015	90,889

Income (loss) before provision for income taxes	(4,614)	93,721	89,107

Net income (loss)	(4,492)	93,721	89,229
Less: net income attributable to redeemable noncontrolling interests	-	(93,721)	(93,721)

Net loss attributable to Horizon Kinetics Holding Corporation	$(4,492)	$-	$(4,492)

There was no impact of these correcting items to the Company’s cash and cash equivalents, Members’ equity or net loss applicable to Horizon Kinetics Members’.

In addition, applicable disaggregated revenue amounts were restated in Note 3, Summary of Significant Accounting Policies. The Company has also presented applicable financial information about the consolidated funds, including fair value measurements, in Note 4, Consolidated Investment Products, and Note 6, Investments, at fair value.

Note 3. Summary of Significant Accounting Policies

(a) Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of HKHC and all of its wholly-owned subsidiaries. The Company’s consolidated investment products are investment companies under GAAP based on the following characteristics: the consolidated investment products obtain funds from one or more investors and provide investment management services and the consolidated investment products’ business purpose and substantive activities are investing funds for returns from capital appreciation and/or investment income. Therefore, investments of consolidated investment products are recorded at fair value and the unrealized appreciation (depreciation) in an investment’s fair value is recognized on a current basis within the consolidated statements of operations. In the preparation of these consolidated financial statements, the Company has retained the investment company accounting for the consolidated investment products under GAAP. All intercompany balances and transactions have been eliminated in consolidation.

The Company has reclassified certain prior period amounts to conform to the current year presentation.

(b) Principles of consolidation

In addition to its wholly-owned subsidiaries, GAAP requires that the assets, liabilities and results of operations of a variable interest entity (“VIE”) be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. The determination as to whether an entity qualifies as a VIE depends on the facts and circumstances surrounding each entity, and therefore certain of the investment vehicles managed by the Company may qualify as VIEs under the variable interest model, whereas others may qualify as voting interest entities (“VOEs”) under the voting interest model. The Company first evaluates whether it holds a variable interest in an entity. Fees that are customary and commensurate with the level of services provided, and where the Company does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered a variable interest. The Company factors in all economic interests including proportionate interests through related parties, to determine if such interests are considered a variable interest.

The determination of whether to consolidate a VIE under US GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interests. To make these judgments, we conduct an analysis, on a case-by-case basis, of whether we are the primary beneficiary and are therefore required to consolidate an entity. We continually reconsider whether we should consolidate a VIE. Upon the occurrence of certain events, such as modifications to organizational documents and investment management agreements of our products, we will reconsider our conclusion regarding the status of an entity as a VIE. Our judgment when analyzing the status of an entity and whether we consolidate an entity could have a material impact on individual line items within our consolidated financial statements, as a change in our conclusion would have the effect of grossing up the assets, liabilities, revenues and expenses of the entity being evaluated. In light of certain direct and indirect investments into our products, the likelihood of a reasonable change in our estimation and judgment could result in a change in our conclusions to consolidate or not consolidate any VIEs to which we have exposure.

(c) Use of estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and judgments that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. These estimates include the evaluation of the recoverability of the Company’s ownership interests and advances, the recoverability of deferred tax assets, and commitments and contingencies. Management evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances.

(d) Cash and cash equivalents

Cash and cash equivalents include cash on hand and short-term, highly liquid investments (those purchased with an original maturity of three months or less) held at banks or other financial institutions. Management periodically assesses the financial condition of the banks and believes that any potential credit loss is minimal. Cash on deposit with financial institutions may exceed federally insured limits.

(e) Liquidity

The Company believes that its cash and cash equivalents will be sufficient to fund operations past one year from the issuance of these consolidated financial statements.

(f) Fees and other receivables

Fees and other receivables consist of fees receivable from separately managed accounts, mutual funds, ETFs, and proprietary investment funds, research revenue and other miscellaneous receivables.

Other receivables are recorded when they are due and are presented in the consolidated statement of financial condition, net of any allowance for doubtful accounts. Allowances for expected credit losses or doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. As of December 31, 2024 and 2023 the Company established an allowance for expected credit losses for certain amounts due from an affiliate of $3.1 million and $0.7 million, respectively.

(g) Property and equipment

Property and equipment are recorded at cost. Depreciation is computed using a straight-line method based on the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the economic useful life of the improvement or the term of the lease.

(h) Digital assets

Through December 31, 2023, the Company accounted for digital assets in accordance with the AICPA’s practice aid “Accounting for and auditing of digital assets.” In accordance with this practice aid, digital assets were accounted for as an indefinite-lived intangible asset and are initially valued based on the current price of the digital asset at the time the digital asset was received. The Company has evaluated its digital assets for impairment and did not record any impairments for the year ended December 31, 2023.

Effective January 1, 2024, the Company measures digital assets at fair value with changes recognized in earnings in each reporting period. The Company tracks its cost basis of digital assets in accordance with first-in-first-out method of accounting. The Company measures mining rewards and its fair value of digital assets based on the quoted price of the digital asset at the Company’s principal market. The Company’s digital assets are all Level 1 within the fair value hierarchy, except for certain other assets with a fair value of $6 that are Level 2.

(i) Intangible assets

Intangible assets were primarily recorded at the Company’s formation and the 2024 acquisition of SLGD. Intangible assets with a useful life are amortized and expensed on a straight-line basis over their estimated useful lives. The weighted average amortization period of our intangible assets subject to amortization is approximately 14 years. Management periodically evaluates the remaining useful lives of definite-lived intangible assets and carrying values of all intangible assets to determine whether events or changes in circumstances indicate a change in the useful life or an impairment.

Indicators of impairment monitored by management include a decline in the level of managed assets, changes to contractual provisions underlying certain intangible assets and reductions in underlying operating cash flows. Should there be an indication of a change in the useful life or impairment in value of the definite-lived intangible assets, we compare the carrying value of the asset to the projected undiscounted cash flows expected to be generated from the underlying asset over its remaining useful life to determine whether impairment has occurred. If the carrying value of the asset exceeds the undiscounted cash flows, the asset is written down to its fair value determined using discounted cash flows. The Company writes off the cost and accumulated amortization balances for all fully amortized intangible assets. The Company has evaluated its intangible assets for impairment and has concluded that no impairments occurred during the years ended December 31, 2024 or 2023, respectively.

Indefinite-lived intangible assets represent contracts for mutual fund advisory services where the Company expects to, and has the ability to, continue to manage these funds indefinitely, the contracts have annual provisions, and there is a high likelihood of continued renewal based on historical experience. Indefinite-lived intangible assets are reviewed annually using a qualitative approach which requires that positive and negative evidence collected as a result of considering various factors be weighed in order to determine whether it is more likely than not that an asset is impaired.

(j) Goodwill

For goodwill impairment testing purposes, the Company has determined that there are two reporting units. The Company tests goodwill for impairment on an annual basis, or more frequently if facts and circumstances indicate that goodwill may be impaired. Factors that could trigger an impairment review include underperformance relative to historical or projected future operating results, significant changes in the Company’s assets managed, and significant negative industry or economic trends. An impairment charge is recorded if the carrying amount of a reporting unit exceeds its fair value.

(k) Investments, at fair value

The Company invests in securities which are valued at fair value with unrealized gains and losses included in the consolidated statement of operations. Realized gains and losses are determined on the basis of specific identification.

(l) Assets and liabilities of consolidated investment products

Investment assets and liabilities of consolidated investment products primarily consist of equity securities, exchange traded funds, debt instruments, mutual funds, digital asset trusts, preferred stocks, private real estate investments, private placements, digital assets and derivatives. The carrying value of the investment assets and liabilities is also their fair value. Changes in the fair value of the investments are recognized as gains and losses in earnings. Equity securities, exchange traded funds, debt instruments, mutual funds, digital asset trusts, preferred stocks are generally valued based upon closing market prices of the security on the principal exchange on which the security is traded. Fixed income securities include corporate bonds, convertible bonds and bank loans.

(m) Redeemable noncontrolling interests

Redeemable noncontrolling interests represent third-party investors’ ownership interest in consolidated investment products. Third-party investors in consolidated investment products generally have the right to withdraw their capital, subject to certain conditions. Noncontrolling interests of consolidated investment products that are currently redeemable at the option of the holder are classified as temporary equity.

(n) Other investments

For investments in entities over which the Company exercises significant influence, but which do not meet the requirements for consolidation and for which the Company has not elected the fair value option, the Company uses the equity method of accounting, whereby the Company records its share of the underlying income or loss of such entities. The Company’s share of the underlying net income or loss of such entities is recorded in equity in earnings of affiliated investments on the consolidated statement of operations. As the underlying entities that the Company manages and invests in are primarily investment companies accounted for under Accounting Standards Codification (“ASC”) Topic 946 which reflect their investments at estimated fair value, the carrying value of the Company’s equity method investments in such entities approximates fair value.

We account for certain other investments that are not accounted for under the equity method that do not have a readily determinable fair value under the fair value measurement alternative. Under the fair value measurement alternative, these investments are based on our original cost less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar interests of the same issuer. Under this method, our share of the income or losses of such companies is not included in our Consolidated Statements of Operations, however, the result of observable price changes, if any, are reflected in Other income (loss), net. We include the carrying value of these investments in Other Investments on the consolidated balance sheets.

(o) Fair value measurements

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

(p) Revenue recognition

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

Incentive Fee revenue is recorded when earned by the fund managers of those managed funds to the extent that Return Thresholds have been met and it is probable that a significant reversal of revenue will not occur. These customer contracts require the Company to provide investment management services over a period of time, which represents a performance obligation that the Company satisfies over time. Management fees are a form of variable consideration because the fees that the Company is entitled to vary based on fluctuations in the basis for the management fee. The amount recorded as revenue is generally determined at the end of the period because these management fees are payable on a regular basis (typically monthly) and are not subject to claw back once paid. Management and advisory fees, including Incentive Fees, from consolidated proprietary funds are eliminated in consolidation. The Company earned $1.7 million of Incentive Fees for the year ended December 31, 2024 from proprietary funds that are not consolidated, which is included in the Proprietary funds line item in the table below. The Company earned $48.1 million of Incentive Fees, and $7.9 million of management fees, for the year ended December 31, 2024 from proprietary funds that were eliminated as a result of the consolidation of the respective funds.

The following table disaggregates our management and advisory fees by type:

	Year Ended December 31,
	2024	2023
		As Restated
Mutual fund management fees	$25,811	$20,809
ETF management fees	7,184	9,043
Separately managed account management fees	19,845	16,497
Proprietary funds and other	2,646	496
Total management and advisory fees	$55,486	$46,845

The following table presents balances of management fees receivable by type:

	December 31, 2024	December 31, 2023
		As Restated
Mutual fund management fees	$3,233	$1,688
ETF management fees	830	138
Separately managed account management fees	2,220	53
Proprietary fund management fees	1,866	70
Other	521	1,355
Total fees receivable	$8,670	$3,304

(q) Other revenue

The Company generates revenue from sales of consumer products. Consumer product revenue contracts are identified when purchase orders are received and accepted from customers and represent a single performance obligation to sell our products to a customer, and are recorded net of expected customer allowances and promotional programs. Net revenues are recorded at the time that control of the products is transferred to customers.

The Company also produces investment research reports for individual and institutional research clients. In addition, the Company retains a third-party marketing firm to market and distribute its research reports. Clients subscribe at a monthly, annual or multi-annual level. Income is accrued monthly based on current subscription base.

(r) Third party distribution

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

The Company has also agreed to pay to certain professionals a portion of incentive fees earned from certain funds, including income from consolidated investment products that are eliminated in consolidation. Performance related compensation is recognized in the same period that the related incentive fees are recognized.

(s) Income taxes

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

Taxes are reported based on tax positions that meet a more-likely-than-not standard and that are measured at the amount that is more-likely-than-not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits or expense. There are no liabilities for uncertain tax positions as of December 31, 2024 or 2023. We classify penalty and interest expense related to income tax liabilities as an income tax expense. There are no significant interest and penalties recognized in the Consolidated Statements of Operations or accrued on the Consolidated Balance Sheets.

(t) Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable and investments. Exposure to credit risk is reduced by placing such deposits or other temporary investments in high-credit quality financial institutions.

The concentration of credit risk with respect to accounts receivable is generally limited due to the short payment terms extended by the Company. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs and collections and current credit conditions.

The Company has the following major customers who are each related parties:

	2024	2023
Mutual Funds:
Mutual Fund A	27%	26%
Mutual Fund B	9%	11%

ETFs:
ETF A	12%	18%

(u) Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Topic 350-60). ASU No. 2023-08 requires that an entity measure crypto assets at fair value with changes recognized in net income at each reporting period and present crypto assets separately from other intangible assets in the balance sheet and changes from the remeasurement of crypto assets separately from changes in the carrying amounts of other intangible assets in the income statement. ASU No. 2023-08 is effective for annual periods beginning after December 15, 2024 and interim periods within annual periods beginning after December 15, 2024. The Company adopted ASU 2023-08 as of January 1, 2024 resulting in certain expanded disclosures about digital assets and we recorded an increase to our digital assets and shareholders’ equity of approximately $4.4 million, net of tax.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU No. 2023-07 requires disclosures about significant segment expenses and additional interim disclosure requirements. This standard also requires a single reportable segment to provide all disclosures required by Accounting Standards Codification Topic 280. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively for all prior periods presented in the consolidated financial statements. We adopted this standard in our Annual Report on Form 10-K for the year ending December 31, 2024. See Note 14.

(v) Recently issued accounting pronouncements

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

Note 4. Consolidated Investment Products

Consolidated investment products (“CIPs”) consist primarily of private proprietary investment funds which are sponsored by the Company. The Company has no right to the CIPs’ assets, other than its direct equity investments in them and investment management and other fees earned from them. The liabilities of the CIPs have no recourse to the Company’s assets beyond the level of its direct investment, therefore the Company bears no other risks associated with the CIPs’ liabilities.

The following supplemental condensed financial information illustrates the consolidating effects of the CIPs on the Company’s financial condition and results of operations as of and for the years ended December 31, 2024 and 2023, respectively:

	December 31, 2024
	Consolidated Company Entities	Consolidated Investment Products	Eliminations	Consolidated
Assets
Cash and cash equivalents	$14,446	$-	$-	$14,446
Fees receivable	59,047	-	(50,377)	8,670
Investments, at fair value	91,435	-	-	91,435
Assets of consolidated investment products	-	-	-	-
Cash and cash equivalents	-	44,306	-	44,306
Investments, at fair value	-	1,746,850	-	1,746,850
Other assets	-	19,247	-	19,247
Other investments	228,870	-	(215,427)	13,443
Digital assets	13,240	-	-	13,240
Intangible assets, net	44,531	-	-	44,531
Goodwill	24,425	-	-	24,425
Other assets	7,591	-	(8)	7,583
Total assets	$483,585	$1,810,403	$(265,812)	$2,028,176

Liabilities, Noncontrolling Interests, and Shareholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$22,011	$-	$-	$22,011
Accrued third party distribution expenses	6,522	-	-	6,522
Deferred revenue	222	-	-	222
Liabilities of consolidated investment products	-	-	-	-
Accounts payable and accrued expenses	-	1,494	(8)	1,486
Due to affiliates	-	50,375	(50,375)	-
Other liabilities	-	2,793	-	2,793
Deferred tax liability, net	95,683	-	-	95,683
Due to affiliates	11,597	-	-	11,597
Operating lease liability	7,379	-	-	7,379
Total liabilities	143,414	54,662	(50,383)	147,693
Commitments and contingencies

Redeemable noncontrolling interests	-	1,574,414	(34,102)	1,540,312

Equity interests	340,171	181,327	(181,327)	340,171
Total liabilities, noncontrolling interests, and shareholders’ equity	$483,585	$1,810,403	$(265,812)	$2,028,176

	Year Ended December 31, 2024
	Consolidated Company Entities	Consolidated Investment Products	Eliminations	Consolidated
Revenue:
Management and advisory fees	$111,481	$-	$(55,995)	$55,486
Other income and fees	1,695	-		1,695
Total revenue	113,176	-	(55,995)	57,181

Operating expenses:
Compensation, related employee benefits, and cost of goods sold	38,579	-	-	38,579
Sales, distribution and marketing	19,510	-	-	19,510
Depreciation and amortization	1,919	-	-	1,919
General and administrative expenses	10,490	-	(107)	10,383
Expenses of consolidated investment products	-	10,215	(7,896)	2,319
Total operating expenses	70,498	10,215	(8,003)	72,710

Operating income	42,678	(10,215)	(47,992)	(15,529)

Other income (expense):
Equity in earnings of proprietary funds, net	106,603	-	(100,566)	6,037
Interest and dividends	1,714	-	-	1,714
Other income (expense)	(2,985)	-	-	(2,985)
Investment and other income (losses) of consolidated investment products, net	-	840,735	-	840,735
Interest and dividend income of consolidated investment products	-	20,377	-	20,377
Unrealized (loss) gain on digital assets, net	6,984	-	-	6,984
Realized gain on investments, net	432	-	-	432
Unrealized gain (loss) on investments net	41,329	-	-	41,329
Total other income (expense), net	154,077	861,112	(100,566)	914,623

Income (loss) before provision for income taxes	196,755	850,897	(148,558)	899,094

Income tax (expense) benefit	(104,283)	-	-	(104,283)

Net income (loss)	$92,472	$850,897	$(148,558)	$794,811
Less: net income attributable to redeemable noncontrolling interests	-	(762,695)	60,356	(702,339)

Net income (loss) attributable to Horizon Kinetics Holding Corporation	$92,472	$88,202	$(88,202)	$92,472

	December 31, 2023
	Consolidated Company Entities	Consolidated Investment Products	Eliminations	Consolidated
Assets
Cash and cash equivalents	$10,477	$-	$-	$10,477
Fees receivable	4,453	-	(1,149)	3,304
Investments, at fair value	37,620	-	-	37,620
Assets of consolidated investment products	-	-	-	-
Cash and cash equivalents	-	59,117	-	59,117
Investments, at fair value	-	903,435	-	903,435
Other assets	-	19,903	-	19,903
Other investments	103,962	-	(96,972)	6,990
Digital assets	1,829	-	-	1,829
Intangible assets, net	43,876	-	-	43,876
Goodwill	19,273	-	-	19,273
Other assets	10,393	-	-	10,393
Total assets	231,883	982,455	(98,121)	1,116,217

Liabilities, Noncontrolling Interests, and Shareholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$3,839	$-	$-	$3,839
Accrued third party distribution expenses	1,022	-	-	1,022
Deferred revenue	70	-	-	70
Liabilities of consolidated investment products	-	-	-	-
Accounts payable and accrued expenses	-	5,840	-	5,840
Due to affiliates	-	1,149	(1,149)	-
Other liabilities	-	160	-	160
Deferred tax liability, net	617	-	-	617
Due to affiliates	9,966	-	-	9,966
Operating lease liability	7,281	-	-	7,281
Total liabilities	22,795	7,149	(1,149)	28,795
Commitments and contingencies

Redeemable noncontrolling interests	-	882,648	(4,314)	878,334

Equity interests	209,088	92,658	(92,658)	209,088
Total liabilities, noncontrolling interests, and shareholders’ equity	$231,883	$982,455	$(98,121)	$1,116,217

	Year Ended December 31, 2023
	Consolidated Company Entities	Consolidated Investment Products	Eliminations	Consolidated
Revenue:
Management and advisory fees	$50,563	$-	$(3,718)	$46,845
Other income and fees	418	-		418
Total revenue	50,981	-	(3,718)	47,263

Operating expenses:
Compensation, related employee benefits, and cost of goods sold	26,851	-	-	26,851
Sales, distribution and marketing	10,209	-	-	10,209
Depreciation and amortization	1,828	-	-	1,828
General and administrative expenses	8,581	-	(88)	8,493
Expenses of consolidated investment products	-	5,382	(3,718)	1,664
Total operating expenses	47,469	5,382	(3,806)	49,045

Operating income	3,512	(5,382)	88	(1,782)

Other income (expense):
Equity in earnings of proprietary funds, net	5,705	-	(8,153)	(2,448)
Interest and dividends	826	-	-	826
Other income (expense)	(669)	-	-	(669)
Investment and other income (losses) of consolidated investment products, net	-	92,962	-	92,962
Interest and dividend income of consolidated investment products	-	14,206	-	14,206
Realized gain on investments, net	1,388	-	-	1,388
Unrealized gain (loss) on investments net	(15,376)	-	-	(15,376)
Total other income (expense), net	(8,126)	107,168	(8,153)	90,889

Income (loss) before provision for income taxes	(4,614)	101,786	(8,065)	89,107

Income tax (expense) benefit	122	-	-	122

Net income (loss)	$(4,492)	$101,786	$(8,065)	$89,229
Less: net income attributable to redeemable noncontrolling interests	-	(96,272)	2,551	(93,721)

Net income (loss) attributable to Horizon Kinetics Holding Corporation	$(4,492)	$5,514	$(5,514)	$(4,492)

Note 5. Acquisitions

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

The preliminary purchase price as shown in the table above is allocated to the tangible and intangible assets acquired and liabilities assumed by the Company based on their preliminary estimated fair values. Intangible assets are being amortized over a period of 10 years from the date of acquisition. The fair value assessments are preliminary and are based upon available information and certain assumptions which the Company believes are reasonable, and therefore are subject to revisions that may result in adjustments to the values presented below:

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

The following table presents the unaudited pro forma information assuming the Merger occurred on January 1, 2023. The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on that date:

	Year Ended December 31,
	2024	2023
Net revenues	$58,960	$50,666
Net income (loss) attributable to Horizon Kinetics Holding Corporation	$151,070	$(69,753)

Basic and diluted earnings (loss) per share	$8.28	$(3.88)
Basic and diluted weighted average shares outstanding	18,256	17,984

These calculations reflect the increased amortization expense of intangible assets and the consequential income tax effects that would have resulted had the Merger closed on January 1, 2023.

Note 6. Investments, at Fair Value

As of December 31, 2024 the Company owned investments in marketable securities with a fair value of $91,435.

The following summarizes the Company’s investments accounted for at fair value at December 31, 2024 using the fair value hierarchy:

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Money market cash equivalents	$7,561	$7,561	$-	$-

Investments:
Texas Pacific Land Corporation common stock	$63,797	$63,797	$-	$-
Kinetics Market Opportunities Fund	8,302	-	8,302	-
Kinetics Spin-Off and Corporate Restructuring Fund-Institutional Class	3,598	-	3,598	-
All other market traded equity securities	2,900	2,900	-	-
Kinetics Mutual Funds and ETFs	2,419	-	2,419	-
Kinetics Global Fund No Load Class	2,416	-	2,416	-
Grayscale Bitcoin Trust	2,370	2,370	-	-
CBOE Global Markets	1,921	1,921	-	-
FRMO Corporation common stock	1,916	-	1,916	-
SPAC Active ETF	1,828	-	1,828	-
Total investments	$91,467	$70,988	$20,479	$-
Liabilities:
Market traded equity securities - sold short	$(32)	$(32)	$-	$-
Total liabilities	$(32)	$(32)	$-	$-
Total investments, at fair value	$91,435	$70,956	$20,479	$-

The following summarizes the Company’s investments accounted for at fair value at December 31, 2023 using the fair value hierarchy:

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Money market cash equivalents	$6,214	$6,214	$-	$-

Investments:
Texas Pacific Land Corporation	$30,084	$30,084	$-	$-
Kinetics Spin-Off and Corporate Restructuring Fund-Institutional Class	2,015	-	2,015	-
All other market traded equity securities	1,679	1,679	-	-
FRMO Corporation	1,259	-	1,259	-
Horizon Kinetics SPAC Active ETF	1,256	-	1,256	-
Grayscale Bitcoin Trust	1,105	1,105	-	-
Kinetics Mutual Funds and ETFs	224	-	224	-
Total investments	$37,622	$32,868	$4,754	$-
Liabilities:
Market traded equity securities - sold short	$(2)	$(2)	$-	$-
Total liabilities	$(2)	$(2)	$-	$-
Total investments, at fair value	$37,620	$32,866	$4,754	$-

As of December 31, 2024 and 2023, there are no investments categorized within Level 3.

The following summarizes CIPs measured at fair value on a recurring basis were as follows as of December 31, 2024 using the fair value hierarchy:

	December 31, 2024
	Total	Level 1	Level 2	Level 3	NAV as a practical expedient
Money market cash equivalents	$28,466	$28,466	$-	$-	$-

Investments:
Common stocks	$803,626	$803,626	$-	$-	$-
Debt securities	1,649	-	-	1,649	-
Digital asset related exchange-traded and mutual funds	541,346	533,435	7,911	-	-
Preferred stocks	3,785	3,785	-	-	-
Preferred equity and other private investments	22,471	-	-	22,471	-
Private equity funds	220	-	-	-	220
Private placements	179,754	-	-	179,752	2
Digital assets	194,565	194,565	-	-	-
Total investments	$1,747,416	$1,535,411	$7,911	$203,872	$222

Liabilities:
Securities sold short	$(566)	$(566)	$-	$-	$-
Total liabilities	$(566)	$(566)	$-	$-	$-
Total investments, at fair value	$1,746,850	$1,534,845	$7,911	$203,872	$222

The following summarizes CIPs measured at fair value on a recurring basis were as follows as of December 31, 2023 using the fair value hierarchy:

	December 31, 2023
	Total	Level 1	Level 2	Level 3	NAV as a practical expedient
Money market cash equivalents	$32,239	$32,239	$-	$-	$-

Investments:
Common stocks	$394,889	$394,889	$-	$-	$-
Debt securities	765	-	-	765	-
Digital asset related exchange-traded and mutual funds	242,696	237,810	4,886	-	-
Preferred stocks	1,389	1,389	-	-	-
Preferred equity and other private investments	22,240	-	-	22,240	-
Private equity funds	204	-	-	-	204
Private placements	156,651	-	-	156,648	3
Digital assets	84,947	84,947	-	-	-
Total investments	$903,781	$719,035	$4,886	$179,653	$207

Liabilities:
Securities sold short	$(346)	$(346)	$-	$-	$-
Total liabilities	$(346)	$(346)	$-	$-	$-
Total investments, at fair value	$903,435	$718,689	$4,886	$179,653	$207

Changes in Level 3 Assets were as follows:

for the fiscal year ended December 31, 2024	Debt securities	Preferred equity and other private investments	Private placements	Total Level 3 Assets
Balance at December 31, 2023	$765	$22,240	$156,648	$179,653
Change in unrealized appreciation (depreciation), net	884	(234)	10,676	11,326
Purchases	-	11,618	58,528	70,146
Sales	-	(11,153)	(46,100)	(57,253)
Balance at December 31, 2024	$1,649	$22,471	$179,752	$203,872

Change in unrealized gains (losses) included in net income relating to assets held at end of year	$884	$(234)	$10,676	$11,326

for the fiscal year ended December 31, 2023	Debt securities	Preferred equity and other private investments	Private placements	Total Level 3 Assets
Balance at December 31, 2022	$325	$20,297	$115,566	$136,188
Change in unrealized appreciation (depreciation), net	440	(316)	27,179	27,303
Purchases	-	5,105	13,903	19,008
Sales	-	(2,846)	-	(2,846)
Balance at December 31, 2023	$765	$22,240	$156,648	$179,653

Change in unrealized gains (losses) included in net income relating to assets held at end of year	$440	$(316)	$27,179	$27,303

Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

as of December 31, 2024	Fair Value	Valuation Technique	Significant Unobservable Inputs
Debt securities	$1,649	Market Approach
Preferred equity and other private investments	$22,471
	15,236	Market Approach
	7,078	Market Approach	Offered quotes
	157	Income Approach	Capitalization rate range (7.3% - 7.5%)
Private placements	$179,752
	8,682	Market Approach - Most recent transaction price	Unit price/cost of latest round of financing
	25,517	Discounted Cash Flow Method, Market Approach and Subject Company Transaction Method	Discount Rate (13.5%) Projected Future Cash Flows Revenue Multiples (range 3.8x - 5.5x) EBITDA Multiples (range 12.5x - 14.5x) Cost of Capital 13.5%
	145,553	Discounted Cash Flow Method and Market Approach	Projected Future Cash Flows Revenue Multiples (range 4.0x - 6.8x) Cost of Capital 13.5%

as of December 31, 2023	Fair Value	Valuation Technique	Significant Unobservable Inputs
Debt securities	$765	Market Approach
Preferred equity and other private investments	$22,240
	17,154	Market Approach
	4,695	Market Approach	Offered quotes
	391	Income Approach	Capitalization rate range (7.3% - 7.5%)
Private placements	$156,648
	8,698	Market Approach - Most recent transaction price	Unit price/cost of latest round of financing
	25,863	Discounted Cash Flow Method, Market Approach and Subject Company Transaction Method	Discount Rate (13.0%) Projected Future Cash Flows Revenue Multiples (range 5.0x - 5.5x) EBITDA Multiples (range 18.0x - 20.0x)
	54,452	Discounted Cash Flow Method and Market Approach	Projected Future Cash Flows Discount Rate (18.4%) Volatility (15.0%) Holding Period (0.6)
	67,635	Discounted Cash Flow Method and Market Approach	Projected Future Cash Flows Revenue Multiples (range 5.3x - 6.3x) EBITDA Multiples (range 8.5x - 10.5x) Cost of Capital 14.3%

[1] Based on the relative fair value of the investments

Note 7. Digital Assets

The following tables present additional information about the Company’s digital assets as of December 31, 2024 and 2023, respectively:

	December 31, 2024			December 31, 2023
	Units Held	Cost Basis	Fair Value	Units Held	Cost Basis	Fair Value
Bitcoin	131	$1,688	$12,239	130	$1,555	$5,488
Litecoin	1,218	138	126	1,209	137	88
Ethereum	176	53	585	176	53	401
Bitcoin Cash	234	70	101	193	55	50
All others		39	189		29	73
		$1,988	$13,240		$1,829	$6,100

	Balance at December 31, 2023	Revenue recognized	Purchases	Proceeds from sale	Unrealized gain (loss)	Balance at December 31, 2024
Bitcoin
Units	130	1	-	-	-	131
Amount	$5,488	$139	$-	$-	$6,612	$12,239
Litecoin
Units	1,209	9	-	-	-	1,218
Amount	$88	$1	$-	$-	$37	$126
Ethereum
Units	176	-	-	-	-	176
Amount	$401	$-	$-	$-	$184	$585
Bitcoin Cash
Units	193	41	-	-	-	234
Amount	$50	$15	$-	$-	$36	$101
All others
Amount	$73	$12	$-	$(12)	$116	$189

The following tables present additional information about digital assets held in CIPs as of December 31, 2024 and 2023, respectively:

	December 31, 2024			December 31, 2023
	Units Held	Cost Basis	Fair Value	Units Held	Cost Basis	Fair Value
Bitcoin	1,936	$11,374	$180,770	1,936	$11,374	$81,389
Bitcoin Cash	15,120	6,624	6,552	5,514	2,345	1,412
Ethereum	18,923	403	1,245	18,923	403	956
Litecoin	45,196	3,569	4,658	8,797	609	655
Ripple	516,187	240	1,073	516,187	240	321
All others		560	267		559	214
		$22,770	$194,565		$15,530	$84,947

	Balance at December 31, 2023	Revenue recognized	Purchases	Proceeds from sale	Unrealized gain (loss)	Balance at December 31, 2024
Bitcoin
Units	1,936	-	-	-	-	1,936
Amount	$81,389	$-	$-	$-	$99,381	$180,770
Bitcoin Cash
Units	5,514	-	9,606	-	-	15,120
Amount	$1,412	$-	$4,278	$-	$862	$6,552
Ethereum
Units	18,923	-	-	-	-	18,923
Amount	$956	$-	$-	$-	$289	$1,245
Litecoin
Units	8,797	-	36,399	-	-	45,196
Amount	$655	$-	$2,960	$-	$1,043	$4,658
Ripple
Units	516,187	-	-	-	-	516,187
Amount	$321	$-	$-	$-	$752	$1,073
All others
Amount	$214	$-	$-	$-	$53	$267

Note 8. Other Investments

The Company’s other investments consist of the following as of December 31, 2024 and 2023, respectively:

	December 31, 2024	December 31, 2023
Horizon Kinetics Hard Asset, LLC	$11,475	$5,458
Consensus Mining & Seigniorage Corporation	737	301
Other miscellaneous investments	1,231	1,231
	$13,443	$6,990

Note 9. Related Party Transactions

As of December 31, 2024 and 2023, amounts due to or due from the Company to related party affiliates is summarized as follows:

	December 31, 2024		December 31, 2023
	Receivable	Payable	Receivable	Payable
Horizon Common Inc.	$-	$6,948	$17	$6,899
Kinetics Common Inc.	-	-	66	-
Kinetics Holding Corporation	-	-	42	-
Proprietary funds	27	-	120	7
FRMO Corporation	-	4,649	-	3,040
HM Tech	-	-	2,089	-
Other affiliated entities	-	-	326	20
	$27	$11,597	$2,660	$9,966

For the years ended December 31, 2024 and 2023, amounts recognized from related party affiliates is summarized as follows:

	Year Ended December 31,
	2024		2023
	Revenues	Expenses	Revenues	Expenses
Proprietary funds	$2,012	$-	$147	$-
FRMO Corporation	9	3,971	8	2,216
Consensus Mining & Seigniorage Corp	12	-	12	-
HM Tech	-	14	-	25
	$2,033	$3,985	$167	$2,241

Certain co-founders of HK LLC are also shareholders of FRMO Corporation (“FRMO”). FRMO has a right to a 4.2% share of the Company’s gross revenue (prior to any commission sharing agreements) and a 4.4% ownership interest. The Company’s expenses under this agreement are included with Sales, distribution and marketing expenses in the condensed consolidated statement of operations.

On July 1, 2024, the Company issued membership units in exchange for $25.5 million of assets, net of a $6.8 million deferred tax liability (see also Note 13). The assets consisted primarily of cash, investment securities, and proprietary funds contributed by Kinetics Common Inc. and Kinetics Holding Corporation, both of which were dissolved as part of the Merger.

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

Note 10. Intangible Assets

The following is a summary of the Company’s intangible assets as of December 31:

	2024	2023
Advisory hedge fund contracts	$11,900	$11,900
Other fund contracts	10,500	10,500
Trade names and formulas	2,285	1,200
Retail SMA contracts	1,700	1,700
Customer relationships	1,380	-
	27,765	25,300

Less: Accumulated amortization	(23,441)	(21,631)
	4,324	3,669

Mutual fund advisory contracts	40,207	40,207
Total	$44,531	$43,876

Amortization expense for the years ended December 31, 2024 and 2023 was $1,810 and $1,708, respectively.

Estimated amortization expense for 2025 and subsequent years is as follows:

2025	$1,307
2026	930
2027	466
2028	247
2029	247
Thereafter	1,127
Total	$4,324

Note 11. Lease Liability

The Company leases office space in primarily four locations, principally the company’s corporate headquarters. As part of the Merger, the Company acquired an operating lease and sublease agreement with third parties. The Company’s operating leases have remaining lease terms of three to seven years.

The Company’s expected future minimum annual lease payments are as follows:

2025	$2,834
2026	2,834
2027	994
2028	441
2029	449
Thereafter	415
Total minimum lease payments	$7,967
Less: imputed interest	(588)

Total operating lease liability	$7,379

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

The Company recognized amortization expense related to all their operating leases in the consolidated statements of operations for the periods ending December 31, 2024 and 2023. This expense represents the amortization of the right-of-use asset associated with the operating leases.

Note 12. Income Taxes

Prior to July 1, 2024, the Company was not subject to federal or state income taxes as its income and losses are includable in the tax returns of its members. The Company was required to file returns and pay tax in various state and local jurisdictions as a result of its operations or residency. Accordingly, the Company was subject to New York City unincorporated business income tax (“UBT”) and annual limited liability company fees in New York and Delaware. For the year ended December 31, 2023, the provision for income taxes was $122. The deferred tax liabilities consisted primarily of unrealized gains on investments in marketable securities, proprietary funds, and digital assets.

On July 1, 2024, the Company filed to convert from an LLC to a C-Corp for federal and state income taxes. As a result, the Company recognized a deferred income tax expense of $59.7 million related to deferred taxes associated with the basis differences for certain assets, principally unrealized gains in various marketable securities, proprietary funds and digital assets. The provision for income tax for the year ended December 31, 2024 is as follows:

Year Ended December 31, 2024
Current provision:
Federal	$7,575
State	4,560
Total current provision	12,135
Deferred provision:
Federal	61,739
State	30,409
Total deferred provision	92,148
Provision:
Federal	69,314
State	34,969
Total provision	$104,283

Income tax expense at the statutory tax rate is reconciled to the overall income tax expense for the year ended December 31, 2024 as follows:

Year Ended December 31, 2024
Federal income tax from continuing operations at statutory rates	21.0%
Income prior to C-Corporation conversion	(1.1)%
Income passed through to non-controlling interests	(16.4)%
State income taxes, net of federal tax effect	1.6%
Permanent differences	0.0%
Conversion to C-Corporation status	6.6%
Other	(0.1)%
Provision for income taxes	11.6%

The net deferred tax assets and liabilities as of December 31, 2024 are comprised of the following:

December 31, 2024
Deferred tax assets:
Net operating loss carryforwards	$3,827
Operating lease liabilities	1,604
Other	1,106
Total deferred tax assets	6,537

Deferred tax liabilities:
Digital assets	3,493
Operating lease right-of-use assets	1,219
Investments, at fair value	20,607
Investments in proprietary funds	63,812
Intangible assets and goodwill	13,089
Total deferred tax liabilities	102,220

Deferred tax liability, net	$95,683

The Company has approximately $18.9 million of federal NOLs that do not expire associated with the pre-acquisition period of SLGD, however their utilization is subjected to an annual limitation of approximately $0.5 million per year. The net deferred tax liability of $617 as of December 31, 2023 relates to deferred tax liabilities arising from investments at fair value, investments in proprietary funds, and digital assets.

Note 13. Stock-Based Compensation and Shareholders’ Equity

No restricted stock units (“RSUs”) or stock options were granted during the years ended December 31, 2024 and 2023, respectively. The Company has a de minimis amount of compensation cost and unrecognized compensation cost related to RSUs as of and for the year ended December 31, 2024.

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

On July 1, 2024, the Company issued 801,932 Class A-2 membership units in exchange for $25.5 million of assets, net of a $6.8 million deferred tax liability. The assets consisted primarily of cash, investment securities, and proprietary funds contributed by Kinetics Common Inc. and Kinetics Holding Corporation, both of which were dissolved as part of the Merger.

Note 14. Earnings per Share

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

Common stock equivalents that have been excluded from the calculation of earnings per share because they would have been anti-dilutive are de minimis for the years ended December 31, 2024 and 2023, respectively, and have no impact on diluted earnings per share.

Note 15. Segment Information

We operate in two operating segments: asset management and consumer products. We have chosen to organize our business around these segments based on 1) differences in the products and services sold, 2) the availability of discrete financial information, and 3) the reports that are regularly reviewed by the chief operating decision maker for the purpose of assessing performance and allocating resources. Accounting policies for our reportable segments are the same as those described in Note 2. We evaluate segment performance based on several factors, including income or loss before the provision for income taxes.

We determined that the significant segment expense is compensation for the Asset Management segment and cost of goods sold for the Consumer Products segment. The other segment expenses of the asset management segment are selling, distribution and marketing, general and administrative and depreciation and amortization. Other segment expenses of the consumer products segment are selling and general and administrative expenses. The Company has determined that our CEO is the chief operating decision maker, who evaluates the respective segment contributions to operating income (loss) as part of an evaluation of resource allocations.

The table below provides information on our segments for the years ended December 31, 2024 and 2023 respectively. Reconciling amounts represent values related to consolidated investment products and related eliminations for consolidation:

	Year Ended December 31, 2024				Year Ended December 31, 2023
	Asset Management	Consumer Products	Reconciling Amounts	Total	Asset Management	Reconciling Amounts	Total
Revenue	$111,481	$1,442	$(55,742)	$57,181	$50,563	$(3,300)	$47,263
Significant segment expense	37,550	1,029	-	38,579	26,851	-	26,851
Depreciation and amortization	1,816	103	-	1,919	1,828	-	1,828
All other segment expenses	29,305	695	2,212	32,212	18,790	1,576	20,366
Operating income (loss)	$42,810	$(385)	$(57,954)	$(15,529)	$3,094	$(4,876)	$(1,782)

Identifiable assets	$477,971	$5,613	$1,544,592	$2,028,176	$231,883	$884,334	$1,116,217

Geographic Area Information

There were no revenues from outside the United States or long-lived assets held outside the United States for the years ended December 31, 2024 and 2023, respectively.

Note 16. Commitments and Contingencies

Mutual and proprietary fund expense reimbursement

The Company has voluntarily agreed to certain expense reimbursement agreements in place with Kinetics Mutual Funds Inc. (“Kinetics Funds”) that are renewed annually by the Investment Adviser at its discretion. Each Kinetics Fund has an agreed upon expense percentage cap (“Cap”) with the Company. When the overall expenses of the Kinetics Funds for the month reach an agreed upon level, any expenses incurred above the Cap are reimbursed by the Company to the Kinetics Funds. In accordance with the private placement memorandums of certain hedge funds the Company manages (the “Funds”), the Investment Adviser has agreed to reimburse any expenses incurred above a predetermined Cap to the Funds. For the year ended December 31, 2024 and 2023, the Company reimbursed to the Kinetics Funds $1,358 and $1,555, respectively. These reimbursements are included on the consolidated statement of operations as a reduction of revenue.

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

Note 17. Employee Benefit Plan

The Horizon Kinetics LLC 401(k) Plan is a defined contribution plan which was adopted as of October 31, 2011. The Company maintains a qualified 401(k) retirement plan for eligible employees. The Company does not make any matching or other contributions to the plan for its employees. The total expense of operating the plan was $14 and $12 for the years ended December 31, 2024 and 2023, respectively.

Note 18. Net Capital Requirements

KBD LLC and KFD LLC are subject to the Securities and Exchange Commission Uniform Net Capital Rule (“SEC Rule 15c3-1”), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As of December 31, 2024, KBD LLC and KFD LLC had net capital of $40 and $1,435 respectively, which was $35 and $1,410 respectively, in excess of its required net capital of $5 and $25, respectively. KBD LLC’s and KFD LLC’s net capital ratio were 1.790 and 0.025 to 1, respectively. As of December 31, 2023, KBD LLC and KFD LLC had net capital of $99 and $1,260 respectively, which was $94 and $1,235 respectively, in excess of its required net capital of $5 and $25, respectively. KBD LLC’s and KFD LLC’s net capital ratio were 0.4593 and 0.031 to 1, respectively.

Note 19. Subsequent Events

During 2025, the Company settled accumulated amounts due to FRMO, a related party, by providing it with $2.8 million of investment securities and $2.2 million of cash.

On March 3, 2025, the Company contributed investment securities of $11.4 million to Horizon Kinetics Hard Assets LLC for additional membership interests.

On March 3, 2025, the Company’s Board of Directors declared a cash dividend of $0.107 per share, payable on March 28, 2025, to shareholders of record as of the close of business on March 17, 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of December 31, 2024, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024 due to the material weaknesses in our internal control over financial reporting described below.

Notwithstanding the material weaknesses, which still existed as of December 31, 2024, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on the criteria for effective internal control described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2024 because there are material weaknesses in our internal control over financial reporting. The material weaknesses identified, as described below, resulted in the restatement of previously reported financial statements.

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

Material Weakness

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s financial statements will not be prevented or detected on a timely basis. During 2024, management identified a material weakness with respect to the review and consolidation in the financial statements of certain proprietary funds that represent variable interest entities. In addition, Horizon Kinetics has previously identified material weaknesses related to (a) producing timely account reconciliations and valuations of certain significant accounts, including certain intercompany and related party accounts and related elimination entries, (b) a lack of segregation of duties in certain areas of the financial reporting process, including a lack of adequate supervisory review of technical accounting implementations, lack of IT general controls over certain third-party systems, conclusions over critical accounting estimates, and review of the consolidated financial statements, and (c) insufficient supervisory review and approval of key controls over disbursements and accounts payable. These material weaknesses still existed as of December 31, 2024.

During 2024, the Company hired a Chief Financial Officer and other trained professionals to the finance department, who have technical accounting expertise to process and account for complex, non-routine transactions in accordance with GAAP. The process of remediating these material weaknesses will continue until these staff and others operate for a period of time, our controls are tested, and the Company is able to conclude that such internal controls are operating effectively. The Company cannot provide assurance that these procedures will be successful in identifying material errors that may exist in the financial statements. The Company cannot make assurances that it will not identify additional material weaknesses in its internal control over financial reporting in the future.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

For Part III, except as set forth below, the information set forth in our definitive Proxy Statement for our Annual Meeting of Shareholders to be filed within 120 days after December 31, 2024, is hereby incorporated by reference into this Report.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this 10-K:

a)	Financial Statements

Consolidated Financial Statements can be found under Part II, Item 8 of this Form 10-K.

b)	Exhibits

The following exhibits are filed or furnished with this Form 10-K or incorporated herein by reference.

Exhibit No.	Document
21	List of Subsidiaries
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Horizon Kinetics Holding Corporation Clawback Policy
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished, not filed.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON KINETICS HOLDING CORPORATION
Date:	March 31, 2025	By:	/s/ Murray Stahl
Murray Stahl Chief Executive Officer
(Principal Executive Officer)

Date:	March 31, 2025	By:	Mark A. Herndon
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Title	Signature
March 31, 2025	Chief Executive Officer	/s/ Murray Stahl
	Chairman of the Board of Directors	Murray Stahl
(Principal Executive Officer)
March 31, 2025	Chief Financial Officer	/s/ Mark A. Herndon
	(Principal Financial and Accounting Officer)	Mark A. Herndon
March 31, 2025	General Counsel and Secretary	/s/ Jay Kesslen
Jay Kesslen
March 31, 2025	President	/s/ Steven Bregman
	Director	Steven Bregman
March 31, 2025	Vice President	/s/ Peter Doyle
	Director	Peter Doyle
March 31, 2025	Director	/s/ Alice C. Brennan
Alice C. Brennan
March 31, 2025	Director	/s/ Allison Nagelberg
Allison Nagelberg
March 31, 2025	Director	/s/ Brent D. Rosenthal
Brent D. Rosenthal
March 31, 2025	Director	/s/ Daniel J. Roller
Daniel J. Roller