Form 10-Q
period 2025-03-31
Horizon Kinetics Holding Corp
filed 2025-05-14
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025 the registrant had 18,635,321 shares of its common stock, $0.10 par value per share, outstanding.

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

PART I

ITEM 1. FINANCIAL STATEMENTS.

HORIZON KINETICS HOLDING CORPORATION

Condensed Consolidated Statements of Financial Condition

(in thousands)

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Cash and cash equivalents	$34,872	$14,446
Fees receivable, net	7,513	8,670
Investments, at fair value	105,342	91,435
Assets of consolidated investment products
Cash and cash equivalents	29,531	44,306
Investments, at fair value	1,746,863	1,746,850
Other assets	33,399	19,247
Other investments	28,276	13,443
Operating lease right-of-use assets	4,612	5,105
Property and equipment, net	88	99
Prepaid expenses and other assets	2,212	2,352
Due from affiliates	-	27
Digital assets	11,474	13,240
Intangible assets, net	44,042	44,531
Goodwill	24,425	24,425
Total assets	$2,072,649	$2,028,176

Liabilities, Noncontrolling Interests, and Shareholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$15,248	$22,011
Accrued third party distribution expenses	690	6,522
Deferred revenue	237	222
Liabilities of consolidated investment products
Accounts payable and accrued expenses	10,924	1,486
Other liabilities	3,606	2,793
Deferred tax liability, net	99,083	95,683
Due to affiliates	7,870	11,597
Operating lease liability	6,748	7,379
Total liabilities	144,406	147,693

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests	1,567,225	1,540,312

Shareholders' equity
Preferred stock, no par value, authorized 20,000 shares; no shares issued and outstanding	-	-
Common stock; $0.10 par value, authorized 50,000 shares; issued and outstanding 18,635 shares, net of treasury stock; 1 share at March 31, 2025 and December 31, 2024, respectively	1,864	1,864
Additional paid-in capital	39,243	39,243
Retained earnings	319,911	299,064
Total shareholders’ equity	361,018	340,171
Total liabilities, noncontrolling interests, and shareholders’ equity	$2,072,649	$2,028,176

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

HORIZON KINETICS HOLDING CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
		As Restated
Revenue:
Management and advisory fees	$18,908	$11,992
Other income and fees	893	139
Total revenue	19,801	12,131

Operating expenses:
Compensation, related employee benefits, and cost of goods sold	9,567	6,346
Sales, distribution and marketing	4,457	2,190
Depreciation and amortization	499	460
General and administrative expenses	2,878	2,642
Expenses of consolidated investment products	1,095	564
Total operating expenses	18,496	12,202

Operating income (loss)	1,305	(71)

Other income (expense):
Equity earnings, net	3,051	520
Interest and dividends	491	189
Other income (expense)	(51)	(127)
Investment and other income (losses) of consolidated investment products, net	70,267	271,900
Interest and dividend income of consolidated investment products	2,904	3,825
Unrealized (loss) gain on digital assets, net	(1,779)	4,183
Realized gain on investments, net	2,199	192
Unrealized gain (loss) on investments net	13,734	4,679
Total other income (expense), net	90,816	285,361

Income (loss) before provision for income taxes	92,121	285,290

Income tax (expense) benefit	(10,284)	(1,244)

Net income	$81,837	$284,046
Less: net income attributable to redeemable noncontrolling interests	(58,996)	(243,205)

Net income attributable to Horizon Kinetics Holding Corporation	$22,841	$40,841

Basic and diluted net income per common shares:
Net income	$1.23	$2.27

Weighted average shares outstanding:
Basic and diluted	18,635	17,984

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

HORIZON KINETICS HOLDING CORPORATION

Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Capital in Excess of Par	Retained Earnings	Total
Balance at December 31, 2024	18,635	$1,864	$39,243	$299,064	$340,171
Dividends	-	-	-	(1,994)	(1,994)
Net income	-	-	-	22,841	22,841
Balance at March 31, 2025	18,635	$1,864	$39,243	$319,911	$361,018

Balance at December 31, 2023	17,984	$1,798	$-	$207,290	$209,088
Cumulative effect of the adoption of ASU 2023-08, net of income taxes	-	-	-	4,369	4,369
Distributions	-	-	-	(1,700)	(1,700)
Net income	-	-	-	40,841	40,841
Balance at March 31, 2024	17,984	$1,798	$-	$250,800	$252,598

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

HORIZON KINETICS HOLDING CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
		As Restated
Operating activities:
Net cash used in operating activities	$(14,480)	$(18,915)

Investing activities:
Proceeds from sale of investments	31,177	74
Issuance of notes to related party	(80)	-
Deconsolidation of a consolidated investment product	(4,959)	-
Purchases of investments	(2,019)	(148)
Net cash provided by (used in) investing activities	24,119	(74)

Financing activities:
Dividends	(1,994)	-
Distributions paid	-	(1,700)
Contributions from redeemable noncontrolling interests in consolidated investment products	11,190	6,430
Redemptions of redeemable noncontrolling interests in consolidated investment products	(13,184)	(14,482)
Net cash used in financing activities	(3,988)	(9,752)

Net increase (decrease) in cash and cash equivalents	5,651	(28,741)

Cash and cash equivalents of HKHC and consolidated investment products, beginning of year	58,752	69,594

Cash and cash equivalents of HKHC and consolidated investment products, end of period	$64,403	$40,853

Supplemental disclosure of non-cash investing activities:
Contribution of investment securities for interest in Other investments	$11,481	$-

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

HORIZON KINETICS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except per share data)

Note 1. General

The accompanying unaudited interim Condensed Consolidated Financial Statements of Horizon Kinetics Holding Corporation, a Delaware Company (along with its wholly-owned subsidiaries, collectively referred to as the “Company”, “HKHC” or in the first-person notations of “we”, “us” and “our”) were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statement rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements. The interim operating results are not necessarily indicative of the results for a full year or for any interim period. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The accompanying Condensed Consolidated Statement of Financial Condition have been derived from the Company's annual financial statements for the year ended December 31, 2024. The Condensed Consolidated Financial Statements included herein should be read in conjunction with the audited consolidated annual financial statements and accompanying notes.

The Condensed Consolidated Financial Statements include the accounts of HKHC and all of its wholly-owned subsidiaries (Horizon Kinetics Asset Management LLC, Kinetics Funds Distributor LLC, KBD Securities LLC and SLG Chemicals, Inc.). All intercompany balances and transactions have been eliminated in consolidation.

The Company and its wholly owned subsidiaries manage or control certain entities that have been consolidated in the accompanying financial statements. These entities include our proprietary funds (collectively, “consolidated investment products” or “CIPs”). Including the results of the consolidated investment products significantly increases the reported amounts of the assets, liabilities, revenues, expenses and cash flows within the accompanying consolidated financial statements. However, the consolidated investment products’ results included herein have no direct effect on the net income attributable to HKHC or to its Stockholders’ Equity. Instead, economic ownership of the investors in the consolidated investment products are reflected as redeemable non-controlling interests in consolidated investment products. Further, cash flows allocable to redeemable non-controlling interests in consolidated investment products are specifically identifiable within the Consolidated Statement of Cash Flows.

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

The following presents a reconciliation of the impacted financial statement line items as previously presented for the three months ended March 31, 2024. The previously presented amounts were reflected in the financial statements of Horizon Kinetics LLC and Subsidiaries (a private company), which were filed as Exhibit 99.1 within a Current Report on Form 8-K with the SEC on August 7, 2024. These amounts are labeled as “As previously presented” in the tables below. The amounts labeled “Restatement Adjustments” represent the effects of this restatement due to the consolidation of certain proprietary funds.

	Three Months Ended March 31, 2024
	As Previously Presented	Restatement Adjustments	As Restated
Consolidated Statements of Operations
Revenue:
Management and advisory fees	$13,915	$(1,923)	$11,992
Total revenue	14,063	(1,932)	12,131

Operating expenses:
General and administrative expenses	2,663	(21)	2,642
Expenses of consolidated investment products	-	564	564
Total operating expenses	11,659	543	12,202

Operating income (loss)	2,404	(2,475)	(71)

Equity earnings, net	30,571	(30,051)	520
Investment and other income (losses) of consolidated investment products, net	-	271,900	271,900
Interest and dividend income of consolidated investment products	-	3,825	3,825
Total other income (expense), net	39,681	245,680	285,361

Income (loss) before provision for income taxes	42,085	243,205	285,290

Net income	40,841	243,205	284,046
Less: net income attributable to redeemable noncontrolling interests	-	(243,205)	(243,205)

Net income attributable to Horizon Kinetics Holding Corporation	$40,841	$-	$40,841

Note 3. Summary of Significant Accounting Policies

(a) Principles of consolidation

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

(b) Use of estimates

The preparation of the consolidated condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. These estimates include the evaluation of the recoverability of the Company’s ownership interests and advances, the recoverability of deferred tax assets, certain fair value estimates and commitments and contingencies. Management evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances.

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

The Company’s digital assets are all Level 1 within the fair value hierarchy, except for certain other assets with a fair value of $2 that are Level 2.

The following tables present additional information about the Company’s digital assets as of March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025			December 31, 2024
	Units Held	Cost Basis	Fair Value	Units Held	Cost Basis	Fair Value
Bitcoin	131	$1,702	$10,833	131	$1,688	$12,239
Litecoin	1,228	139	102	1,218	138	126
Ethereum	176	53	320	176	53	585
Bitcoin Cash	239	73	73	234	70	101
All others		34	146		39	189
		$2,001	$11,474		$1,988	$13,240

	Balance at December 31, 2024	Revenue recognized	Proceeds and in-kind transfers	Unrealized gain (loss)	Balance at March 31, 2025
Bitcoin
Units	131	-	-	-	131
Amount	$12,239	$14	$-	$(1,420)	$10,833
Litecoin
Units	1,218	10	-	-	1,228
Amount	$126	$1	$-	$(25)	$102
Ethereum
Units	176	-	-	-	176
Amount	$585	$-	$-	$(265)	$320
Bitcoin Cash
Units	234	5	-	-	239
Amount	$101	$3	$-	$(31)	$73
All others
Amount	$189	$10	$(10)	$(43)	$146

The following tables present additional information about digital assets held in CIPs as of March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025			December 31, 2024
	Units Held	Cost Basis	Fair Value	Units Held	Cost Basis	Fair Value
Bitcoin	1,926	$11,295	$158,946	1,936	$11,374	$180,770
Bitcoin Cash	15,120	6,624	4,589	15,120	6,624	6,552
Ethereum	18,923	403	739	18,923	403	1,245
Litecoin	45,196	3,569	3,749	45,196	3,569	4,658
Ripple	516,187	240	1,079	516,187	240	1,073
All others		559	186		560	267
		$22,690	$169,288		$22,770	$194,565

	Balance at December 31, 2024	Purchases	Proceeds and in-kind transfers	Unrealized gain (loss)	Balance at March 31, 2025
Bitcoin
Units	1,936	-	(10)	-	1,926
Amount	$180,770	$-	$(987)	$(20,837)	$158,946
Bitcoin Cash
Units	15,120	-	-	-	15,120
Amount	$6,552	$-	$-	$(1,963)	$4,589
Ethereum
Units	18,923	-	-	-	18,923
Amount	$1,245	$-	$-	$(506)	$739
Litecoin
Units	45,196	-	-	-	45,196
Amount	$4,658	$-	$-	$(909)	$3,749
Ripple
Units	516,187	-	-	-	516,187
Amount	$1,073	$-	$-	$6	$1,079
All others
Amount	$267	$-	$-	$(81)	$186

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

The Company’s other investments consist of the following as of March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025	December 31, 2024
Horizon Kinetics Hard Assets, LLC	$24,190	$11,299
Consensus Mining & Seigniorage Corporation	692	737
Other miscellaneous investments	3,394	1,407
	$28,276	$13,443

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

Level 1 Unadjusted quoted prices in active markets for identical instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these investments does not entail a significant degree of judgment.

Level 2 Valuations based on quoted prices for similar or identical instruments in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value hierarchy guidance gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs.

(h) Revenue Recognition

The Company recognizes revenue under Financial Accounting Standards Board's (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue From Contracts With Customers (Topic 606). The Company recognizes revenue when the performance obligation is satisfied, which is the point at which control of the promised goods or services are transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services.

Management fees, which are generally calculated as a percentage of assets under management, are recognized when earned and collection is probable. Certain contracts for management services also provide for performance-based fees (“Incentive Fees”).

Incentive Fee revenue is recorded when earned by the fund managers of those managed funds to the extent that Return Thresholds have been met and it is probable that a significant reversal of revenue will not occur. These customer contracts require the Company to provide investment management services over a period of time, which represents a performance obligation that the Company satisfies over time. Management fees are a form of variable consideration because the fees that the Company is entitled to vary based on fluctuations in the basis for the management fee. The amount recorded as revenue is generally determined at the end of the period because these management fees are payable on a regular basis (typically monthly) and are not subject to claw back once paid. Management and advisory fees, including Incentive Fees, from consolidated proprietary funds are eliminated in consolidation. The Company earned $0.3 million and $0.6 of Incentive Fees for the three months ended March 31, 2025 and 2024, respectively, from proprietary funds that were eliminated as a result of the consolidation of the respective funds.

The following table disaggregates our management services revenue by type:

	Three months ended March 31,
	2025	2024
		As Restated
Mutual fund management fees	$9,888	$4,901
ETF management fees	2,465	1,397
Separately managed account management fees	6,348	5,728
Proprietary fund management fees	207	(34)
Total management and advisory fees	$18,908	$11,992

The following table presents balances of management fees receivable by type:

	March 31, 2025	December 31, 2024
Mutual fund management fees	$3,394	$3,233
ETF management fees	841	830
Separately managed account management fees	2,413	2,220
Proprietary fund management fees	377	1,866
Other	488	521
	$7,513	$8,670

(i) Other revenue

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

(l) Recently issued accounting pronouncements

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses: Clarifying the Effective Date. ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the potential impact of adopting this standard on our disclosures.

Note 4. Investments, at Fair Value

As of March 31, 2025 the Company owned investments in marketable securities with a fair value of $105,342.

The following summarizes the Company’s investments accounted for at fair value at March 31, 2025 using the fair value hierarchy:

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Money market cash equivalents	$-	$-	$-	$-

Investments:
Texas Pacific Land Corporation	$76,447	$76,447	$-	$-
Kinetics Market Opportunities Fund	9,134	-	9,134	-
Kinetics Spin-Off and Corporate Restructuring Fund-Institutional Class	4,326	-	4,326	-
All other market traded equity securities	2,508	2,508	-	-
Kinetics Mutual Funds and ETFs	3,444	-	3,444	-
Kinetics Global Fund No Load Class	2,227	-	2,227	-
Grayscale Bitcoin Trust	2,087	2,087	-	-
CBOE Global Markets	2,227	2,227	-	-
FRMO Corporation	1,612	-	1,612	-
SPAC Active ETF	1,360	-	1,360	-
Total investments	$105,372	$83,269	$22,103	$-
Liabilities:
Market traded equity securities - sold short	$(30)	$(30)	$-	$-
Total liabilities	$(30)	$(30)	$-	$-
Total investments, at fair value	$105,342	$83,239	$22,103	$-

The following summarizes the Company’s investments accounted for at fair value at December 31, 2024 using the fair value hierarchy:

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Money market cash equivalents	$7,561	$7,561	$-	$-

Investments:
Texas Pacific Land Corporation common stock	$63,797	$63,797	$-	$-
Kinetics Market Opportunities Fund	8,302	-	8,302	-
Kinetics Spin-Off and Corporate Restructuring Fund-Institutional Class	3,598	-	3,598	-
All other market traded equity securities	2,900	2,900	-	-
Kinetics Mutual Funds and ETFs	2,419	-	2,419	-
Kinetics Global Fund No Load Class	2,416	-	2,416	-
Grayscale Bitcoin Trust	2,370	2,370	-	-
CBOE Global Markets	1,921	1,921	-	-
FRMO Corporation common stock	1,916	-	1,916	-
SPAC Active ETF	1,828	-	1,828	-
Total investments	$91,467	$70,988	$20,479	$-
Liabilities:
Market traded equity securities - sold short	$(32)	$(32)	$-	$-
Total liabilities	$(32)	$(32)	$-	$-
Total investments, at fair value	$91,435	$70,956	$20,479	$-

The following summarizes Consolidated Investment Products (“CIPs”) measured at fair value on a recurring basis were as follows as of March 31, 2025 using the fair value hierarchy:

	March 31, 2025
	Total	Level 1	Level 2	Level 3	NAV as a practical expedient
Money market cash equivalents	$25,027	$25,027	$-	$-	$-

Investments:
Common stocks	$936,146	$936,146	$-	$-	$-
Debt securities	1,462	-	-	1,462	-
Digital asset related exchange-traded and mutual funds	441,143	438,479	2,664	-	-
Preferred stocks	3,738	3,738	-	-	-
Private equity funds	233	-	-	-	233
Private placements	194,853	1,150	1,504	192,197	2
Digital assets	169,288	169,288	-	-	-
Total investments	$1,746,863	$1,548,801	$4,168	$193,659	$235

Liabilities:
Securities sold short	$(428)	$(428)	$-	$-	$-
Total liabilities	$(428)	$(428)	$-	$-	$-
Total investments, at fair value	$1,746,435	$1,548,373	$4,168	$193,659	$235

The following summarizes CIPs measured at fair value on a recurring basis were as follows as of December 31, 2024 using the fair value hierarchy:

	December 31, 2024
	Total	Level 1	Level 2	Level 3	NAV as a practical expedient
Money market cash equivalents	$28,466	$28,466	$-	$-	$-

Investments:
Common stocks	$803,626	$803,626	$-	$-	$-
Debt securities	1,649	-	-	1,649	-
Digital asset related exchange-traded and mutual funds	541,346	533,435	7,911	-	-
Preferred stocks	3,785	3,785	-	-	-
Preferred equity and other private investments	22,471	-	-	22,471	-
Private equity funds	220	-	-	-	220
Private placements	179,754	-	-	179,752	2
Digital assets	194,565	194,565	-	-	-
Total investments	$1,747,416	$1,535,411	$7,911	$203,872	$222

Liabilities:
Securities sold short	$(566)	$(566)	$-	$-	$-
Total liabilities	$(566)	$(566)	$-	$-	$-
Total investments, at fair value	$1,746,850	$1,534,845	$7,911	$203,872	$222

Changes in Level 3 Assets were as follows:

for the three months ended March 31, 2025	Debt securities	Preferred equity and other private investments	Private placements	Total Level 3 Assets
Balance at December 31, 2024	$1,649	$22,471	$179,752	$203,872
Change in unrealized appreciation (depreciation), net	(187)	-	8,891	8,704
Deconsolidation	-	(22,471)	-	(22,471)
Purchases	-	-	3,554	3,554
Sales	-	-	-	-
Balance at March 31, 2025	$1,462	$-	$192,197	$193,659

Change in unrealized gains (losses) included in net income relating to assets held at end of period	$(187)	$-	$8,891	$8,704

for the three months ended March 31, 2024	Debt securities	Preferred equity and other private investments	Private placements	Total Level 3 Assets
Balance at December 31, 2023	$765	$22,240	$156,648	$179,653
Change in unrealized appreciation (depreciation), net	499	-	(16,085)	(15,586)
Purchases	-	1,035	5,650	6,685
Sales	-	(13)	-	(13)
Balance at March 31, 2024	$1,264	$23,262	$146,213	$170,739

Change in unrealized gains (losses) included in net income relating to assets held at end of period	$499	$-	$(16,085)	$(15,586)

Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

as of March 31, 2025	Fair Value	Valuation Technique	Significant Unobservable Inputs
Debt securities	$1,462	Market Approach
Private placements	$192,197
	8,679	Market Approach - Most recent transaction price	Unit price/cost of latest round of financing
	28,991	Discounted Cash Flow Method, Market Approach and Subject Company Transaction Method	Discount Rate (13.3%) Projected Future Cash Flows Revenue Multiples (range 4.0x - 5.5x) EBITDA Multiples (range 12.5x - 14.5x) Cost of Capital 13.3%
	154,527	Discounted Cash Flow Method and Market Approach	Projected Future Cash Flows Revenue Multiples (range 4.0x - 6.8x) Cost of Capital 13.5%

as of December 31, 2024	Fair Value	Valuation Technique	Significant Unobservable Inputs
Debt securities	$1,649	Market Approach
Preferred equity and other private investments	$22,471
	15,236	Market Approach
	7,078	Market Approach	Offered quotes
	157	Income Approach	Capitalization rate range (7.3% - 7.5%)
Private placements	$179,752
	8,682	Market Approach - Most recent transaction price	Unit price/cost of latest round of financing
	25,517	Discounted Cash Flow Method, Market Approach and Subject Company Transaction Method	Discount Rate (13.5%) Projected Future Cash Flows Revenue Multiples (range 3.8x - 5.5x) EBITDA Multiples (range 12.5x - 14.5x) Cost of Capital 13.5%
	145,553	Discounted Cash Flow Method and Market Approach	Projected Future Cash Flows Revenue Multiples (range 4.0x - 6.8x) Cost of Capital 13.5%

[1] Based on the relative fair value of the investments

Note 5. Consolidated Investment Products

CIPs consist primarily of private proprietary investment funds which are sponsored by the Company. The Company has no right to the CIPs assets, other than its direct equity investments in them and investment management and other fees earned from them. The liabilities of the CIPs have no recourse to the Company’s assets beyond the level of its direct investment, therefore the Company bears no other risks associated with the CIPs liabilities.

The following supplemental condensed financial information illustrates the consolidating effects of the CIPs on the Company’s financial condition and results of operations as of and for the three months ended March 31, 2025 and 2024, respectively:

	March 31, 2025
	Consolidated Company Entities	Consolidated Investment Products	Eliminations	Consolidated
Assets
Cash and cash equivalents	$34,872	$-	$-	$34,872
Fees receivable	9,320	-	(1,807)	7,513
Investments, at fair value	105,342	-	-	105,342
Assets of consolidated investment products	-	-	-
Cash and cash equivalents	-	29,531	-	29,531
Investments, at fair value	-	1,746,863	-	1,746,863
Other assets	-	33,399	-	33,399
Other investments	254,500	-	(226,224)	28,276
Digital assets	11,474	-	-	11,474
Intangible assets, net	44,042	-	-	44,042
Goodwill	24,425	-	-	24,425
Other assets	6,919	-	(7)	6,912
Total assets	$490,894	$1,809,793	$(228,038)	$2,072,649

Liabilities, Noncontrolling Interests, and Shareholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$15,248	$-	$-	$15,248
Accrued third party distribution expenses	690	-	-	690
Deferred revenue	237	-	-	237
Liabilities of consolidated investment products	-	-	-
Accounts payable and accrued expenses	-	12,737	(1,813)	10,924
Due to affiliates	-	-	-	-
Other liabilities	-	3,606	-	3,606
Deferred tax liability, net	99,083	-	-	99,083
Due to affiliates	7,870	-	-	7,870
Operating lease liability	6,748	-	-	6,748
Total liabilities	129,876	16,343	(1,813)	144,406
Commitments and contingencies

Redeemable noncontrolling interests		1,606,801	(39,576)	1,567,225

Equity interests	361,018	186,649	(186,649)	361,018
Total liabilities, noncontrolling interests, and shareholders’ equity	$490,894	$1,809,793	$(228,038)	$2,072,649

	Three months ended March 31, 2025
	Consolidated Company Entities	Consolidated Investment Products	Eliminations	Consolidated
Revenue:
Management and advisory fees	$21,145	$-	$(2,237)	$18,908
Other income and fees	893	-	-	893
Total revenue	22,038	-	(2,237)	19,801

Operating expenses:
Compensation, related employee benefits, and cost of goods sold	9,567	-	-	9,567
Sales, distribution and marketing	4,457	-	-	4,457
Depreciation and amortization	499	-	-	499
General and administrative expenses	2,914	-	(36)	2,878
Expenses of consolidated investment products	-	1,059	36	1,095
Total operating expenses	17,437	1,059	-	18,496

Operating income	4,601	(1,059)	(2,237)	1,305

Other income (expense):
Equity in earnings of proprietary funds, net	13,930	-	(10,879)	3,051
Interest and dividends	491	-	-	491
Other income (expense)	(51)	-	-	(51)
Investment and other income (losses) of consolidated investment products, net	-	70,267	-	70,267
Interest and dividend income of consolidated investment products	-	2,904	-	2,904
Unrealized (loss) gain on digital assets, net	(1,779)	-	-	(1,779)
Realized gain on investments, net	2,199	-	-	2,199
Unrealized gain (loss) on investments net	13,734	-	-	13,734
Total other income (expense), net	28,524	73,171	(10,879)	90,816

Income (loss) before provision for income taxes	33,125	72,112	(13,116)	92,121

Income tax (expense) benefit	(10,284)	-	-	(10,284)

Net income (loss)	$22,841	$72,112	$(13,116)	$81,837
Less: net income attributable to redeemable noncontrolling interests	-	(61,154)	2,158	(58,996)

Net income (loss) attributable to Horizon Kinetics Holding Corporation	$22,841	$10,958	$(10,958)	$22,841

	December 31, 2024
	Consolidated Company Entities	Consolidated Investment Products	Eliminations	Consolidated
Assets
Cash and cash equivalents	$14,446	$-	$-	$14,446
Fees receivable	59,047	-	(50,377)	8,670
Investments, at fair value	91,435	-	-	91,435
Assets of consolidated investment products
Cash and cash equivalents	-	44,306	-	44,306
Investments, at fair value	-	1,746,850	-	1,746,850
Other assets	-	19,247	-	19,247
Other investments	228,870	-	(215,427)	13,443
Digital assets	13,240	-	-	13,240
Intangible assets, net	44,531	-	-	44,531
Goodwill	24,425	-	-	24,425
Other assets	7,591	-	(8)	7,583
Total assets	483,585	1,810,403	(265,812)	2,028,176

Liabilities, Noncontrolling Interests, and Shareholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$22,011	$-	$-	$22,011
Accrued third party distribution expenses	6,522	-	-	6,522
Deferred revenue	222	-	-	222
Liabilities of consolidated investment products				-
Accounts payable and accrued expenses	-	1,494	(8)	1,486
Due to affiliates	-	50,375	(50,375)	-
Other liabilities	-	2,793	-	2,793
Deferred tax liability, net	95,683	-	-	95,683
Due to affiliates	11,597	-	-	11,597
Operating lease liability	7,379	-	-	7,379
Total liabilities	143,414	54,662	(50,383)	147,693
Commitments and contingencies

Redeemable noncontrolling interests	-	1,574,414	(34,102)	1,540,312

Equity interests	340,171	181,327	(181,327)	340,171
Total liabilities, noncontrolling interests, and shareholders’ equity	$483,585	$1,810,403	$(265,812)	$2,028,176

	Three months ended March 31, 2024
	Consolidated Company Entities	Consolidated Investment Products	Eliminations	Consolidated
Revenue:
Management and advisory fees	$13,916	$-	$(1,924)	$11,992
Other income and fees	139	-	-	139
Total revenue	14,055	-	(1,924)	12,131

Operating expenses:
Compensation, related employee benefits, and cost of goods sold	6,346	-	-	6,346
Sales, distribution and marketing	2,190	-	-	2,190
Depreciation and amortization	460	-	-	460
General and administrative expenses	2,660	-	(18)	2,642
Expenses of consolidated investment products	-	546	18	564
Total operating expenses	11,656	546	-	12,202

Operating income	2,399	(546)	(1,924)	(71)

Other income (expense):
Equity in earnings of proprietary funds, net	30,570	-	(30,050)	520
Interest and dividends	189	-	-	189
Other income (expense)	(127)	-	-	(127)
Investment and other income (losses) of consolidated investment products, net	-	271,900	-	271,900
Interest and dividend income of consolidated investment products	-	3,825	-	3,825
Unrealized (loss) gain on digital assets, net	4,183	-	-	4,183
Realized gain on investments, net	192	-	-	192
Unrealized gain (loss) on investments net	4,679	-	-	4,679
Total other income (expense), net	39,686	275,725	(30,050)	285,361

Income (loss) before provision for income taxes	42,085	275,179	(31,974)	285,290

Income tax (expense) benefit	(1,244)	-	-	(1,244)

Net income (loss)	$40,841	$275,179	$(31,974)	$284,046
Less: net income attributable to redeemable noncontrolling interests	-	(245,710)	2,505	(243,205)

Net income (loss) attributable to Horizon Kinetics Holding Corporation	$40,841	$29,469	$(29,469)	$40,841

Note 6. Related Party Transactions

As of March 31, 2025 and December 31, 2024, amounts due to or due from the Company to related party affiliates is summarized as follows:

	March 31, 2025		December 31, 2024
	Receivable	Payable	Receivable	Payable
Horizon Common Inc.	$-	$6,948	$-	$6,948
Proprietary funds	-	-	27	-
FRMO Corporation	-	922	-	4,649
	$-	$7,870	$27	$11,597

For the three months ended March 31, 2025 and 2024, amounts recognized from related party affiliates is summarized as follows:

	Three Months Ended March 31,
	2025		2024
	Revenues	Expenses	Revenues	Expenses
Proprietary funds	$207	$-	$-	$-
FRMO Corporation	4	922	2	543
Consensus Mining & Seigniorage Corp	3	-	3	-
Other	-	3	-	3
	$214	$925	$5	$546

Certain co-founders of the Company are also shareholders of FRMO Corporation (“FRMO”). FRMO has a right to a 4.2% share of the Company’s gross revenue (prior to any commission sharing agreements) and a 4.4% ownership interest. The Company’s expenses under this agreement are included with Sales, distribution and marketing expenses in the condensed consolidated statement of operations.

The Company has waived, or provides discounted management and advisory fees, for assets under management in proprietary funds or separately managed accounts for Shareholders’ and their direct families, FRMO, Horizon Common Inc., Kinetics Holding Corporation and employees of the Company.

The Company owns an equity interest and has advanced funds in exchange for notes receivable to HM Tech, a service provider for digital asset mining operations. The Company has also agreed to guarantee a $0.3 million Promissory Note receivable from HM Tech LLC issued to Consensus Mining & Seigniorage Corporation in the event of default.

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

Common stock equivalents that have been excluded from the calculation of earnings per share because they would have been anti-dilutive are de minimis for the three months ended March 31, 2025 and 2024, respectively, and have no impact on diluted earnings per share.

Note 8. Segment Information

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

The following provides information on our segments for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
	Asset Management	Consumer Products	Reconciling Amounts	Total	Asset Management	Reconciling Amounts	Total
Revenue	$21,145	$802	$(2,146)	$19,801	$13,916	$(1,785)	$12,131
Significant segment expense	9,109	458	-	9,567	6,346	-	6,346
Depreciation and amortization	437	62	-	499	460	-	460
All other segment expenses	7,371	709	-	8,080	4,711	563	5,274
Operating income (loss)	$4,601	$(427)	$(2,869)	$1,305	$2,399	$(2,470)	$(71)

Identifiable assets	$490,894	$5,550	$1,576,205	$2,072,649	$490,894	$906,219	$1,397,113

Geographic Area Information

As of March 31, 2025 and December 31, 2024, all of the Company’s assets were located in the United States of America. There were no revenues from outside the United States for the three months ended March 31, 2025 or 2024, respectively.

Note 9. Income Taxes

The Company’s income tax provision includes corporate income taxes and other entity level income taxes, as well as income taxes incurred by certain affiliated funds that are consolidated in these financial statements. Income tax (expense) benefit for three months ended March 31, 2025 and 2024 was $(10,284) and $(1,244), respectively.

The Company’s effective income tax rate is dependent on many factors, including the estimated nature and amounts of income and expenses allocated to the non-controlling interests without being subject to federal, state and local income taxes at the corporate level. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds and co-investment vehicles that are consolidated in the Company’s unaudited condensed consolidated financial statements. For the three months ended March 31, 2025 and 2024, the Company recorded its interim income tax provision utilizing the estimated annual effective tax rate.

The income tax effects of temporary differences give rise to significant portions of deferred tax assets and liabilities, which are presented on a net basis. As of March 31, 2025 and December 31, 2024, the Company recorded a net deferred tax liability of $99.1 million and $95.7 million, respectively, within the Condensed Consolidated Statements of Financial Condition.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state, and local tax authorities. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s unaudited condensed consolidated financial statements.

Note 10. Lease Liabilities

The Company leases office space in primarily four locations, principally the company’s corporate headquarters. The Company’s operating leases have remaining lease terms of one to six years.

The Company’s expected future minimum annual lease payments are as follows:

2025 (remainder)	$2,126
2026	2,834
2027	994
2028	441
2029	449
Thereafter	415
Total minimum lease payments	$7,259
Less: imputed interest	(511)

Total operating lease liability	$6,748

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

The Company recognized amortization expense related to all their operating leases in the condensed consolidated statements of operations for the three months ending March 31, 2025 and 2024. This expense represents the amortization of the right-of-use asset associated with the operating leases.

Note 11. Commitments and Contingencies

Mutual and proprietary fund expense reimbursement

The Company has voluntarily agreed to certain expense reimbursement agreements in place with Kinetics Mutual Funds Inc. (“Kinetics Funds”) that are renewed annually by the Company at its discretion. Each Kinetics Fund has an agreed upon expense percentage cap (“Cap”) with the Company. When the overall expenses of the Kinetics Funds for the month reach an agreed upon level, any expenses incurred above the Cap are reimbursed by the Company to the Kinetics Funds. In accordance with the private placement memorandums of certain hedge funds the Company manages (the “Funds”), the Company has agreed to reimburse any expenses incurred above a predetermined Cap to the Funds. For the three months ended March 31, 2025 and 2024, the Company reimbursed to the Kinetics Funds $314 and $344, respectively. These reimbursements are included on the condensed consolidated statement of operations as a reduction of revenue.

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

Note 12. Subsequent events

On May 13, 2025, the Company's Board of Directors declared a cash dividend of $0.056 per share, payable on June 16, 2025 to shareholders of record as of the close of business on May 26, 2025.

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

Overview

HKHC is a research driven, fundamentals-oriented asset manager serving institutions, individuals and financial professionals. It provides investment management services through its wholly-owned subsidiary and registered investment adviser, Horizon Kinetics Asset Management LLC. Through this subsidiary, it manages a number of strategies, most of which are focused on publicly-traded equity securities, but also private investments and digital assets. To accommodate different investing preferences, HKHC’s offerings can be accessed in a variety of ways, including through mutual funds, ETFs, a closed end fund, separately managed accounts that can be customized to the unique investment objectives and risk tolerances of individual clients, and, for qualified investors, via private proprietary partnerships typically known as alternative investments. HKHC raises capital for and manages these strategies, and it earns a management fee that varies among products. In certain instances, the fee it earns is tied to the performance of the account. HKHC also produces a number of research reports and compendia that are sold mainly to institutions, as it believes that the discipline required to produce written research encourages thorough qualitative and quantitative analysis. As of March 31, 2025, the Company had regulatory assets under management ("AUM") of $10.8 billion.

HKHC also manages a portfolio of investment securities for its own benefit, which has historically impacted and is expected to impact future results of operations, often significantly so. As of March 31, 2025, we held investment securities (at fair value) of $105.3 million, which represented 5.1% of total assets. In addition, we have devoted capital to a variety of the proprietary alternative investment funds we manage. As of March 31, 2025, HKHC’s investments in these proprietary funds are $254.5 million, however, since some of these proprietary funds are included within these consolidated financial statements this value is not separately presented.

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

The Company is also entitled to receive incentive fees on proprietary partnerships if certain performance returns have been achieved as stipulated in the governing documents of the applicable fund. Incentive fees are generated when certain returns exceed a previously established high water mark. The incentive fees are calculated as a percentage of the gains experienced, typically 20%, based on the agreement with each partner in the respective fund. Incentive fees are not subject to claw back as a result of performance declines in subsequent periods to the most recent measurement date. Incentive fees, if earned, are recognized upon completion of the contractually determined measurement period, which are generally annually, or when a client redeems their interest. Incentive fees are subject to the uncertainty of market volatility, and as a result, the entire amount of the variable consideration related to incentive fees is constrained until the end of each measurement period when the uncertainty has been resolved. Management and incentive fees earned from consolidated investment products are eliminated from revenue upon consolidation, however the economic benefit to the HKHC shareholders’ is retained through lower amounts attributable to the redeemable noncontrolling interests. Unearned incentive fees resulting from the performance of the Company’s proprietary funds for the three months ended March 31, 2025 are approximately $5.4 million. These unearned incentive fees are subject to change based on market prices and generally expected to be resolved during the fourth quarter of 2025 once it is probable that a significant reversal of revenue will not occur.

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

As a result of our merger transaction in August 2024, the Company also earned revenues of $0.8 million from sales of consumer products during the quarter ended March 31, 2025.

Business Highlights in the first quarter of 2025

Total revenue

•
HKHC’s total revenues continued to grow this quarter as a result of increasing AUM at our proprietary funds, separately managed accounts and mutual funds due to their favorable performance. Total revenues were also positively impacted by a quarter of product sales following the acquisition of Scott’s Liquid Gold in August 2024.

Assets under management

•
AUM for the three months ended March 31, 2025 increased by approximately $1.0 billion, or 10%, to $10.8 billion, due primarily to market value changes of key holdings across the Company’s mutual funds, ETFs and separately managed accounts (SMAs). The market value of Texas Pacific Land Corporation (“TPL”), which is widely held across HKHC’s proprietary funds and SMAs, increased 20% during the quarter resulting in broad increases in AUM. Those increases were partially offset by declines in Grayscale Bitcoin Trust (“GBTC”), which is also widely held across HKHC’s proprietary funds, of 10% during the first quarter. The Company has also experienced net cash inflows into the various products and strategies and has increased its customer accounts during the quarter

Investment performance

•
HKHC maintains a portfolio for investment purposes and has also invested substantial capital in its proprietary funds alongside client investors. For the quarter ended March 31, 2025 there was an increase of $13.7 million in the fair value of this portfolio primarily due to the 20% increase in the TPL securities held directly by HKHC. The increase in the fair value of HKHC’s investments is reported in unrealized gain (loss) on investments, net in the accompanying Consolidated Statement of Operations.
•
The Company’s consolidated investment products experienced favorable performance thus far in 2025. Specifically, the Polestar Funds and Horizon Multi-Strategy Fund were the largest contributors for the three months ended March 31, 2025, however they were partially offset by net losses at Horizon Kinetics Equity Opportunity funds.

Results of Operations for the three months ended March 31, 2025

Revenues

Management and advisory fees

The Company’s total management and advisory fees increased approximately $6.9 million, or 58%, for the three months ended March 31, 2025 compared to the prior year. The increase is primarily the result of higher management fees resulting from our mutual funds due to higher AUM during the quarter.

Other income and fees

Other income and fees during the three months ended March 31, 2025 includes primarily revenue from product sales resulting from the August 2024 acquisition of Scott’s Liquid Gold. Other income and fees also includes revenues resulting from the Company’s research services and digital asset mining activities.

Operating Expenses

Compensation, employee benefits, and cost of goods sold

The Company’s operating expenses include employee compensation for investment professionals and other management personnel as well as cost of goods sold for consumer products acquired in the Merger with SLGD. HKHC’s compensation costs for the three months ended March 31, 2025 increased by approximately $3.2 million, or 51%, compared to the prior year, due to higher internal commissions, additional personnel, and $0.5 million of cost of products sold in the current quarter.

Sales, distribution and marketing expenses

For the three months ended March 31, 2025, sales, distribution and marketing expenses increased $2.3 million, or 104%, compared to the prior quarter, as the result of higher amounts of $0.4 million due to FRMO pursuant to its revenue sharing agreement with HKHC, higher platform fees of $0.8 million, incentive fee commissions and other management fee commissions earned due to generally increasing AUM and management fees during the quarter, and fulfillment costs associated with sales of consumer products.

Depreciation and amortization

Depreciation and amortization increased slightly for the three months ended March 31, 2025 as compared to the prior year due to additional amortization expense of intangible assets from the Merger with SLGD.

General and administrative expenses

For the three months ended March 31, 2025, general and administrative expenses increased by $0.2 million, or 9%, compared to the prior quarter. The Company continued to experience certain higher accounting, professional, and legal fees during the three months March 31, 2025 in preparation and as a result of the Merger with SLGD. The Company also began incurring Director fee costs and included a partial quarter of SLGD’s general and administrative expenses subsequent to the Merger date of $0.1 million.

Equity income, net

Equity earnings, net was $3.1 million for the three months ended March 31, 2025 compared to $0.5 million for the prior year. The increase was due primarily to increases in the fair value of holdings at Horizon Kinetics Hard Assets, LLC as compared to the prior year.

Interest and dividend income

Interest and dividend income increased by $0.3 million for the three months ended March 31, 2025 as compared to the prior year due to higher investable cash balances at the Company.

Unrealized loss on digital assets, net

There was an unrealized loss on digital assets, net of $1.8 million for the three months ended March 31, 2025 as compared to a gain of $4.2 million in the comparable prior year period, primarily due to the change in bitcoin’s value during each respective quarter.

Unrealized gain (loss) on investments, net

For the three months ended March 31, 2025, unrealized gains (losses) on investments increased by $9.1 million compared to the prior year. This increase was due primarily to the $8.9 million unrealized gain on TPL stock during the three months ended March 31, 2025 resulting from its approximately 21% increase in its fair value. The increase in unrealized gains during the third quarter of 2024 was higher than the third quarter of 2023 as a result of the higher investment value at the beginning of the quarter due to the KCI contribution as of July 1, 2024 as well as TPL’s 40% increase during the first six months of 2024.

Income tax benefit (expense)

The Company recognizes deferred income taxes related to the tax basis differences for certain assets, principally unrealized gains in various investments, digital assets and indefinite lived intangible assets from the Company’s 2011 merger transaction. Due to primarily to additional unrealized gains of investment securities and proprietary funds during the quarter, the Company recorded tax expense. During the quarter ended March 31, 2024, the Company was an LLC and was generally not subject to federal or state income taxes as its income and losses are included in the tax returns of its members.

Redeemable Non-Controlling Interests

Net income attributable to redeemable non-controlling interests in Consolidated Investment Products represents the income attributable to ownership interests that third parties hold in entities that are consolidated within our consolidated financial statements. During 2025 the amounts attributable to noncontrolling interests increased correspondingly to the performance of our proprietary funds.

Consolidated Investment Products

Consolidated Investment Products represented a significant portion of our AUM as of March 31, 2025. The activity of the consolidated investment products is reflected within the consolidated financial statement line items indicated by reference thereto. The impact of consolidation will typically decrease management fees and incentive fees, if any, reported under GAAP to the extent these amounts are eliminated upon consolidation. The assets and liabilities of our Consolidated Investment Products are held within separate legal entities and, as a result, the liabilities of our consolidated investment products are typically non-recourse to us. Generally, the consolidation of our consolidated investment products has a significant gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to us or our stockholders’ equity.

The following table presents the results of operations of the consolidated investment products:

	Three Months Ended March 31,
	2025	2024
Expenses of consolidated investment products	$(2,999)	$(1,823)
Investment and other income (losses) of consolidated investment products, net	70,267	271,900
Interest and dividend income of consolidated investment products	2,904	3,825
Net income of consolidated investment products	70,172	273,902

Less: Incentive fees allocated to Horizon Kinetics Holding Corporation	(298)	(646)
Less: Income attributable to Horizon Kinetics Holding Corporation economic interests	(10,878)	(30,051)
Net income attributable to redeemable non-controlling interests in consolidated funds	$58,996	$243,205

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

Liquidity and Capital Resources

At March 31, 2025, the Company had $34.9 million of cash and cash equivalents. We believe that our cash and cash equivalents at March 31, 2025 will be sufficient to fund operations for at least one year from the date of this report.

The Company also had $105.3 million of investments, at fair value. These investments include $76 million held in a single security, approximately 57,696 shares of TPL. During the three months ended March 31, 2025 the fair value of HKHC’s TPL holdings increased due to the capital contribution on July 1 that included shares of TPL and due to the approximately 19.8% year-to-date increase in the fair value of TPL common shares. The Company may be limited in its ability to sell this security due to our status as an affiliate of TPL.

In the normal course of business, we may engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, commitments, indemnifications, and potential contingent repayment obligations. We do not have any off-financial position arrangements that would require us to fund losses or guarantee target returns to clients.

The Company’s Board of Directors has determined an expected quarterly dividend policy that is based on the Company’s quarterly performance. The Board of Director’s may consider other relevant factors that are relevant to the final determination of a quarterly dividend, if any. On May 13, 2025, the Company's Board of Directors declared a cash dividend of $0.056 per share, payable on June 16, 2025 to shareholders of record as of the close of business on May 26, 2025.

The following table and discussion summarize our Condensed Consolidated Statement of Cash Flows:

	Three Months Ended March 31,
	2025	2024	Variance
Net cash used in operating activities	$(14,480)	$(18,915)	$4,435
Net cash provided by (used in) investing activities	24,119	(74)	24,193
Net cash used in financing activities	(3,988)	(9,752)	5,764
	$5,651	$(28,741)	$34,392

Operating cash flows

Net cash provided by operating activities increased by $4.4 million for the three months ended March 31, 2025 compared to the prior year. The increase was primarily the result of earnings, net of working capital changes during the period. The net income (loss) for each of the three month periods were largely offset by non-cash adjustments related to deferred income tax expense related to the Company’s conversion from an LLC to a C-Corp, equity in earnings (losses) of affiliates, and net unrealized gains (losses) on investments or digital assets.

Investing cash flows

Net cash provided by investment activities increased by $24.2 million for the three months ended March 31, 2025 as compared to the prior year as the result of the Company selling certain securities that were received as incentive fee payments related to the 2024 performance. The Company also contributed certain investment securities of $11.5 million to obtain additional equity interests in Horizon Kinetics Hard Assets, LLC (a non-cash investment activity).

Financing cash flows

The Company’s cash flows from financing activities included $2.0 million of dividend payments, as compared to $1.7 million of distributions to members of Horizon Kinetics LLC during the first quarter of 2024. The Company ceased distribution payments subsequent to the closing of the Merger.

Contractual Cash Obligations and Other Commercial Commitments

The Company’s contractual cash obligations and other commercial commitments is limited to certain operating leases for office space as summarized below:

	Payments Due by Period
	Total	2025 (remainder)	2026 and 2027	2028 and 2029	Thereafter
Contractual Cash Obligations:
Operating leases	$7,259	$2,126	$3,828	$890	$415
Total contractual obligations	$7,259	$2,126	$3,828	$890	$415

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

Financial assets and liabilities measured and reported at fair value are classified as follows:

•
Level I—Unadjusted quoted prices in active markets for identical instruments.

•
Level II—Unadjusted quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in inactive markets; and model-derived valuations with directly or indirectly observable significant inputs. Level II inputs include prices in markets with few transactions, non-current prices, prices for which little public information exists or prices that vary substantially over time or among brokered market makers. Other inputs include interest rate, yield curve, volatility, prepayment risk, loss severity, credit risk and default rate.

•
Level III—Valuations that rely on one or more significant unobservable inputs. These inputs reflect the Company’s assessment of the assumptions that market participants would use to value the instrument based on the best information available.

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

Recently Issued Accounting Standards

For information on recently issued accounting standards, see Note 3(l), “Recently Issued Accounting Standards,” to our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2025, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025 due to the material weaknesses in our internal control over financial reporting described below.

Notwithstanding the material weaknesses, which still existed as of March 31, 2025, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the condensed consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

Material Weaknesses

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s financial statements will not be prevented or detected on a timely basis. The material weakness that was previously reported at Scott’s Liquid Gold was identified as of June 30, 2023 related to our finance department lacking a sufficient number of trained professionals with technical accounting expertise to process and account for complex, non-routine transactions in accordance with GAAP. The material weakness was detailed in Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. During 2024, management identified a material weakness with respect to the review and consolidation in the financial statements of certain proprietary funds that represent variable interest entities. In addition, Horizon Kinetics has previously identified material weaknesses related to (a) producing timely account reconciliations and valuations of certain significant accounts, including certain intercompany and related party accounts and related elimination entries, (b) a lack of segregation of duties in certain areas of the financial reporting process, including a lack of adequate supervisory review of technical accounting implementations, lack of IT general controls over certain third-party systems, conclusions over critical accounting estimates, and review of the consolidated financial statements, and (c) insufficient supervisory review and approval of key controls over disbursements and accounts payable. These material weaknesses still existed as of March 31, 2025.

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

Changes in Internal Control over Financial Reporting

During the first quarter, management has implemented certain additional review and account reconciliation controls.

PART II

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, including the “Cautionary Note on Forward-Looking Information,” you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

HORIZON KINETICS HOLDING CORPORATION

Date:	May 14, 2025	By:	/s/ Murray Stahl
Murray Stahl Chief Executive Officer

Date:	May 14, 2025	By:	/s/ Mark A. Herndon
Mark A. Herndon Chief Financial Officer