Form 10-Q
period 2025-06-30
Horizon Kinetics Holding Corp
filed 2025-08-12
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025 the registrant had 18,635,321 shares of its common stock, $0.10 par value per share, outstanding.

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
•
The Company and our employees may invest in other companies or funds in which its clients also invest, which may create conflicts of interest. Conflicts of interest are also present when the Company receives performance fees.
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

PART I

ITEM 1. FINANCIAL STATEMENTS.

HORIZON KINETICS HOLDING CORPORATION

Condensed Consolidated Statements of Financial Condition

(in thousands)

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Cash and cash equivalents	$38,854	$14,446
Fees receivable, net	7,316	8,670
Investments, at fair value	89,963	91,435
Assets of consolidated investment products
Cash and cash equivalents	33,604	44,306
Investments, at fair value	1,749,698	1,746,850
Other assets	26,871	19,247
Other investments	23,775	13,443
Operating lease right-of-use assets	4,122	5,105
Property and equipment, net	112	99
Prepaid expenses and other assets	2,533	2,352
Due from affiliates	11	27
Digital assets	14,919	13,240
Intangible assets, net	43,715	44,531
Goodwill	23,525	24,425
Total assets	$2,059,018	$2,028,176

Liabilities, Noncontrolling Interests, and Shareholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$14,902	$22,011
Accrued third party distribution expenses	607	6,522
Deferred revenue	263	222
Liabilities of consolidated investment products
Accounts payable and accrued expenses	3,828	1,486
Other liabilities	6,600	2,793
Deferred tax liability, net	96,083	95,683
Due to affiliates	7,806	11,597
Operating lease liability	6,112	7,379
Total liabilities	136,201	147,693

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests	1,573,332	1,540,312

Shareholders' equity
Preferred stock, no par value, authorized 20,000 shares; no shares issued and outstanding	-	-
Common stock; $0.10 par value, authorized 50,000 shares; issued and outstanding 18,635 shares, net of treasury stock; 1 share at June 30, 2025 and December 31, 2024, respectively	1,864	1,864
Additional paid-in capital	39,243	39,243
Retained earnings	308,378	299,064
Total shareholders’ equity	349,485	340,171
Total liabilities, noncontrolling interests, and shareholders’ equity	$2,059,018	$2,028,176

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

HORIZON KINETICS HOLDING CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
		As Restated		As Restated
Revenue:
Management and advisory fees	$18,798	$11,323	$37,703	$23,315
Other income and fees	963	119	1,857	257
Total revenue	19,761	11,442	39,560	23,572

Operating expenses:
Compensation, related employee benefits, and cost of goods sold	8,384	6,338	17,951	12,684
Sales, distribution and marketing	4,441	2,719	8,897	4,909
Depreciation and amortization	342	459	841	919
General and administrative expenses	2,971	2,090	5,850	4,734
Impairment of goodwill	900	-	900	-
Expenses of consolidated investment products	217	501	1,312	1,065
Total operating expenses	17,255	12,107	35,751	24,311

Operating income (loss)	2,506	(665)	3,809	(739)

Other income (expense):
Equity earnings (losses), net	(4,561)	1,711	(1,510)	2,231
Interest and dividends	454	181	945	370
Other income (expense)	(190)	(46)	(241)	(173)
Investment and other income (losses) of consolidated investment products, net	(15,533)	27,949	54,734	299,849
Interest and dividend income of consolidated investment products	1,887	4,780	4,792	8,606
Unrealized gain (loss) on digital assets, net	3,428	(1,296)	1,649	2,887
Realized gain (loss) on investments, net	(2)	127	2,197	319
Unrealized gain (loss) on investments net	(15,422)	8,942	(1,689)	13,622
Total other income, net	(29,939)	42,348	60,877	327,711

Income before provision for income taxes	(27,433)	41,683	64,686	326,972

Income tax (expense) benefit	4,083	(234)	(6,201)	(1,478)

Net income	$(23,350)	$41,449	$58,485	$325,494
Less: net income attributable to redeemable noncontrolling interests	12,861	(27,411)	(46,133)	(270,615)

Net (loss) income attributable to Horizon Kinetics Holding Corporation	$(10,489)	$14,038	$12,352	$54,879

Basic and diluted net (loss) income per common share:
Net income (loss)	$(0.56)	$0.78	$0.66	$3.05

Weighted average shares outstanding:
Basic and diluted	18,635	17,984	18,635	17,984

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

HORIZON KINETICS HOLDING CORPORATION

Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Capital in Excess of Par	Retained Earnings	Total
Balance at December 31, 2024	18,635	$1,864	$39,243	$299,064	$340,171
Dividends	-	-	-	(1,994)	(1,994)
Net income	-	-	-	22,841	22,841
Balance at March 31, 2025	18,635	$1,864	$39,243	$319,911	$361,018
Dividends	-	-	-	(1,044)	(1,044)
Net loss	-	-	-	(10,489)	(10,489)
Balance at June 30, 2025	18,635	$1,864	$39,243	$308,378	$349,485

Balance at December 31, 2023	17,984	$1,798	$-	$207,290	$209,088
Cumulative effect of the adoption of ASU 2024-08, net of income taxes				$4,369	4,369
Distributions	-	-	-	(1,700)	(1,700)
Net income	-	-	-	40,841	40,841
Balance at March 31, 2024	17,984	$1,798	$-	$250,800	$252,598
Distributions	-	-	-	(2,379)	(2,379)
Net income	-	-	-	14,038	14,038
Balance at June 30, 2024	17,984	$1,798	-	$262,459	$264,257

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

HORIZON KINETICS HOLDING CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
		As Restated
Operating activities:
Net cash used in operating activities	$(22,326)	$(15,376)

Investing activities:
Proceeds from sale of investments	32,313	276
Deconsolidation of a consolidated investment product	(4,959)	-
Purchases of investments	(3,475)	(394)
Receipts from notes from related party	80	-
Issuance of notes to related party	(160)	-
Net cash provided by (used in) investing activities	23,799	(118)

Financing activities:
Dividends	(3,038)	-
Distributions	-	(4,079)
Contributions from redeemable noncontrolling interests in consolidated investment products	36,568	10,074
Redemptions of redeemable noncontrolling interests in consolidated investment products	(21,297)	(18,209)
Net cash provided by (used in) financing activities	12,233	(12,214)

Net increase (decrease) in cash and cash equivalents	13,706	(27,708)

Cash and cash equivalents of HKHC and consolidated investment products, beginning of year	58,752	69,594

Cash and cash equivalents of HKHC and consolidated investment products, end of period	$72,458	$41,886

Supplemental disclosure of non-cash investing activities:
Contributions of investment securities for interest in Other investments	$11,481	$-

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

HORIZON KINETICS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except per share data)

Note 1. General

The accompanying unaudited interim Condensed Consolidated Financial Statements of Horizon Kinetics Holding Corporation, a Delaware Company (along with its wholly-owned subsidiaries, collectively referred to as the “Company”, “HKHC” or in the first-person notations of “we”, “us” and “our”) were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statement rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements. The interim operating results are not necessarily indicative of the results for a full year or for any interim period. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The accompanying Condensed Consolidated Statement of Financial Condition has been derived from the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The Condensed Consolidated Financial Statements included herein should be read in conjunction with the audited consolidated Annual Report on Form 10-K.

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

Note 2. Restatement of Prior Period Financial Statements and Information

The Company has determined certain proprietary funds should be consolidated pursuant to ASC 810, Consolidation, as a result of our evaluation of these funds following the variable interest entity (“VIE”) model. With this restatement, the assets and liabilities of the consolidated funds are now presented on the Company’s consolidated balance sheet. Additionally, an amount that represents client interests in these consolidated funds is presented as the redeemable noncontrolling interests on the Company’s consolidated balance sheet. The investment income (losses) and other income (expenses) of the consolidated investment products are now presented within the Company’s statement of operations. Additionally, an amount that represents the net income attributable to redeemable noncontrolling interests as well as the net income (loss) attributable to Horizon Kinetics Holding Corporation is also presented on the Company’s statement of operations.

The following presents a reconciliation of the impacted financial statement line items as previously presented for the three and six months ended June 30, 2024. The previously presented amounts were reflected in the financial statements of Horizon Kinetics LLC and Subsidiaries (a private company), which were filed as Exhibit 99.1 within a Current Report on Form 8-K with the SEC on August 28, 2024. These amounts are labeled as “As previously presented” in the tables below. The amounts labeled “Restatement Adjustments” represent the effects of this restatement due to the consolidation of certain proprietary funds.

	Three Months Ended June 30, 2024
	As Previously Presented	Restatement Adjustments	As Restated
Consolidated Statements of Operations
Revenue:
Management and advisory fees	$12,886	$(1,563)	$11,323
Total revenue	13,005	(1,563)	11,442

Operating expenses:
General and administrative expenses	2,030	60	2,090
Expenses of consolidated investment products	-	501	501
Total operating expenses	11,547	560	12,107

Operating income (loss)	1,458	(2,123)	(665)

Equity earnings, net	4,906	(3,195)	1,711
Investment and other income (losses) of consolidated investment products, net	-	27,949	27,949
Interest and dividend income of consolidated investment products	-	4,780	4,780
Total other income (expense), net	12,814	29,534	42,348

Income (loss) before provision for income taxes	14,272	27,411	41,683

Net income	14,038	27,411	41,449
Less: net income attributable to redeemable noncontrolling interests	-	(27,411)	(27,411)

Net income (loss) attributable to Horizon Kinetics Holding Corporation	$14,038	$-	$14,038

	Six Months Ended June 30, 2024
	As Previously Presented	Restatement Adjustments	As Restated
Consolidated Statements of Operations
Revenue:
Management and advisory fees	$26,801	$(3,486)	$23,315
Other income and fees	264	(7)	257
Total revenue	27,065	(3,493)	23,572

Operating expenses:
General and administrative expenses	4,690	44	4,734
Expenses of consolidated investment products	-	1,065	1,065
Total operating expenses	23,202	1,109	24,311

Operating income (loss)	3,863	(4,602)	(739)

Equity earnings (losses), net	35,476	(33,245)	2,231
Investment and other income (losses) of consolidated investment products, net	-	299,849	299,849
Interest and dividend income of consolidated investment products	-	8,606	8,606
Unrealized (loss) gain on digital assets, net	2,707	180	2,887
Other income (expense)	-	(173)	(173)
Total other income (expense), net	52,494	275,217	327,711

Income before provision for income taxes	56,357	270,615	326,972

Net income	54,879	270,615	325,494
Less: net income attributable to redeemable noncontrolling interests	-	(270,615)	(270,615)

Net income (loss) attributable to Horizon Kinetics Holding Corporation	$54,879	$-	$54,879

Note 3. Summary of Significant Accounting Policies

(a) Principles of consolidation

In addition to its wholly-owned subsidiaries, generally accepted accounting principles in the United States of America (“GAAP”) requires that the assets, liabilities and results of operations of a variable interest entity (“VIE”) be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. The determination as to whether an entity qualifies as a VIE depends on the facts and circumstances surrounding each entity, and therefore certain investment vehicles managed by the Company may qualify as VIEs under the variable interest model, whereas others may qualify as voting interest entities (“VOEs”) under the voting interest model. The Company first evaluates whether it holds a variable interest in an entity. Fees that are customary and commensurate with the level of services provided, and where the Company does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered a variable interest. The Company factors in all economic interests including proportionate interests through related parties, to determine if such interests are considered a variable interest.

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

The following tables present additional information about the Company’s digital assets as of June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025			December 31, 2024
	Units Held	Cost Basis	Fair Value	Units Held	Cost Basis	Fair Value
Bitcoin	131	$1,718	$14,084	131	$1,688	$12,239
Litecoin	1,243	141	107	1,218	138	126
Ethereum	176	53	437	176	53	585
Bitcoin Cash	239	72	121	234	70	101
All others		37	170		39	189
		$2,021	$14,919		$1,988	$13,240

	Balance at December 31, 2024	Revenue recognized	Proceeds and in-kind transfers	Unrealized gain (loss)	Balance at June 30, 2025
Bitcoin
Units	131	-	-	-	131
Amount	$12,239	$30	$-	$1,815	$14,084
Litecoin
Units	1,218	25	-	-	1,243
Amount	$126	$2	$-	$(21)	$107
Ethereum
Units	176	-	-	-	176
Amount	$585	$-	$-	$(148)	$437
Bitcoin Cash
Units	234	5	-	-	239
Amount	$101	$2	$-	$18	$121
All others
Amount	$189	$20	$(20)	$(19)	$170

The following tables present additional information about digital assets held in CIPs as of June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025			December 31, 2024
	Units Held	Cost Basis	Fair Value	Units Held	Cost Basis	Fair Value
Bitcoin	1,926	$11,295	$206,396	1,936	$11,374	$180,770
Bitcoin Cash	15,120	6,624	7,648	15,120	6,624	6,552
Ethereum	18,923	403	891	18,923	403	1,245
Litecoin	45,196	3,569	3,888	45,196	3,569	4,658
Ripple	516,187	240	1,155	516,187	240	1,073
All others		559	181		560	267
		$22,690	$220,159		$22,770	$194,565

	Balance at December 31, 2024	Proceeds and in-kind transfers	Unrealized gain (loss)	Balance at June 30, 2025
Bitcoin
Units	1,936	(10)	-	1,926
Amount	$180,770	$(987)	$26,613	$206,396
Bitcoin Cash
Units	15,120	-	-	15,120
Amount	$6,552	$-	$1,096	$7,648
Ethereum
Units	18,923	-	-	18,923
Amount	$1,245	$-	$(354)	$891
Litecoin
Units	45,196	-	-	45,196
Amount	$4,658	$-	$(770)	$3,888
Ripple
Units	516,187	-	-	516,187
Amount	$1,073	$-	$82	$1,155
All others
Amount	$267	$-	$(86)	$181

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

The Company’s other investments consist of the following as of June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025	December 31, 2024
Horizon Kinetics Hard Asset, LLC	$19,554	$11,299
Consensus Mining & Seigniorage Corporation	803	737
Other miscellaneous investments	3,418	1,407
	$23,775	$13,443

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

Incentive Fee revenue is recorded when earned by the fund managers of those managed funds to the extent that Return Thresholds have been met and it is probable that a significant reversal of revenue will not occur. These customer contracts require the Company to provide investment management services over a period of time, which represents a performance obligation that the Company satisfies over time. Management fees are a form of variable consideration because the fees that the Company is entitled to vary based on fluctuations in the basis for the management fee. The amount recorded as revenue is generally determined at the end of the period because these management fees are payable on a regular basis (typically monthly) and are not subject to claw back once paid. Management and advisory fees, including Incentive Fees, from consolidated proprietary funds are eliminated in consolidation. The Company earned $0.1 million and $0.3 of Incentive Fees for the three and six months ended June 30, 2025, respectively, and from proprietary funds that were eliminated as a result of the consolidation of the respective funds.

The following table disaggregates our management services revenue by type:

	Three months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
		As Restated		As Restated
Mutual fund management fees	$9,904	$5,467	$19,792	$10,370
ETF management fees	2,743	1,544	5,208	2,940
Separately managed account management fees	5,585	4,182	11,330	9,775
Proprietary fund management fees & other	566	130	1,373	230
Total management and advisory fees	$18,798	$11,323	$37,703	$23,315

The following table presents balances of management fees receivable by type:

	June 30, 2025	December 31, 2024
Mutual fund management fees	$3,141	$3,233
ETF management fees	954	830
Separately managed account management fees	2,346	2,220
Proprietary fund management fees	227	1,866
Other	648	521
	$7,316	$8,670

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

Note 4. Investments, at Fair Value

As of June 30, 2025 the Company owned investments in marketable securities with a fair value of $90.0 million.

The following summarizes the Company’s investments accounted for at fair value at June 30, 2025 using the fair value hierarchy:

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Money market cash equivalents	$18,134	$18,134	$-	$-

Investments:
Texas Pacific Land Corporation	$60,949	$60,949	$-	$-
Kinetics Market Opportunities Fund	8,794	-	8,794	-
Kinetics Mutual Funds and ETFs	2,555	-	2,555	-
Kinetics Spin-Off and Corporate Restructuring Fund-Institutional Class	3,623	-	3,623	-
Kinetics Global Fund No Load Class	2,597	-	2,597	-
All other market traded equity securities	2,881	2,881	-	-
CBOE Global Markets	2,295	2,295	-	-
FRMO Corporation	1,657	-	1,657	-
SPAC Active ETF	1,946	-	1,946	-
Grayscale Bitcoin Trust	2,717	2,717	-	-
Totals	$90,014	$68,842	$21,172	$-
Liabilities:
Market traded equity securities - sold short	$(51)	$(51)	$-	$-
Total Liabilities	$(51)	$(51)	$-	$-
Total	$89,963	$68,791	$21,172	$-

The following summarizes the Company’s investments accounted for at fair value at December 31, 2024 using the fair value hierarchy:

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Money market cash equivalents	$7,561	$7,561	$-	$-

Investments:
Texas Pacific Land Corporation	$63,797	$63,797	$-	$-
Kinetics Market Opportunities Fund	8,302	-	8,302	-
Kinetics Spin-Off and Corporate Restructuring Fund-Institutional Class	3,598	-	3,598	-
All other market traded equity securities	2,900	2,900	-	-
Kinetics Global Fund No Load Class	2,416	-	2,416	-
FRMO Corporation	1,916	-	1,916	-
Horizon Kinetics SPAC Active ETF	1,828	-	1,828	-
Grayscale Bitcoin Trust	2,370	2,370	-	-
CBOE Global Markets	1,921	1,921	-	-
Kinetics Mutual Funds and ETFs	2,419	-	2,419	-
Totals	$91,467	$70,988	$20,479	$-
Liabilities:
Market traded equity securities - sold short	$(32)	$(32)	$-	$-
Total Liabilities	$(32)	$(32)	$-	$-
Total	$91,435	$70,956	$20,479	$-

The following summarizes CIPs measured at fair value on a recurring basis were as follows as of June 30, 2025 using the fair value hierarchy:

	June 30, 2025
	Total	Level 1	Level 2	Level 3	NAV as a practical expedient
Money market cash equivalents	$25,352	$25,352	$-	$-	$-

Investments:
Common stocks	$758,063	$758,063	$-	$-	$-
Debt securities	1,891	-	-	1,891	-
Digital asset related exchange-traded and mutual funds	564,459	562,114	2,345	-	-
Preferred stocks	4,242	4,242	-	-	-
Private equity funds	235	-	-	-	235
Private placements	201,139	-	1,862	199,275	2
Digital assets	220,159	220,159	-	-	-
Total investments	$1,750,188	$1,544,578	$4,207	$201,166	$237

Liabilities:
Securities sold short	$(490)	$(490)	$-	$-	$-
Total liabilities	$(490)	$(490)	$-	$-	$-
Total investments, at fair value	$1,749,698	$1,544,088	$4,207	$201,166	$237

The following summarizes CIPs measured at fair value on a recurring basis were as follows as of December 31, 2024 using the fair value hierarchy:

	December 31, 2024
	Total	Level 1	Level 2	Level 3	NAV as a practical expedient
Money market cash equivalents	$28,466	$28,466	$-	$-	$-

Investments:
Common stocks	$803,626	$803,626	$-	$-	$-
Debt securities	1,649	-	-	1,649	-
Digital asset related exchange-traded and mutual funds	541,346	533,435	7,911	-	-
Preferred stocks	3,785	3,785	-	-	-
Preferred equity and other private investments	22,471	-	-	22,471	-
Private equity funds	220	-	-	-	220
Private placements	179,754	-	-	179,752	2
Digital assets	194,565	194,565	-	-	-
Total investments	$1,747,416	$1,535,411	$7,911	$203,872	$222

Liabilities:
Securities sold short	$(566)	$(566)	$-	$-	$-
Total liabilities	$(566)	$(566)	$-	$-	$-
Total investments, at fair value	$1,746,850	$1,534,845	$7,911	$203,872	$222

Changes in Level 3 Assets were as follows:

for the six months ended June 30, 2025	Debt securities	Preferred equity and other private investments	Private placements	Total Level 3 Assets
Balance at December 31, 2024	$1,649	$22,471	$179,752	$203,872
Change in unrealized appreciation (depreciation), net	242	-	(11,226)	(10,984)
Deconsolidation	-	(22,471)	-	(22,471)
Purchases	-	-	30,749	30,749
Sales	-	-	-	-
Balance at June 30, 2025	$1,891	$-	$199,275	$201,166

Change in unrealized gains included in net income relating to assets held at end of period	$242	$-	$(11,226)	$(10,984)

Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

as of June 30, 2025	Fair Value	Valuation Technique	Significant Unobservable Inputs
Debt securities	$1,891	Market Approach
Private placements	$199,275
	128,594	Market Approach - Most recent transaction price	Latest projected unit price/cost
	30,637	Subject Company Transaction Method	Subject company transaction price per unit
	40,044	Market Approach - Most recent transaction price	Unit price/cost of latest round of financing

as of December 31, 2024	Fair Value	Valuation Technique	Significant Unobservable Inputs
Debt securities	$1,649	Market Approach
Preferred equity and other private investments	$22,471
	15,236	Market Approach
	7,078	Market Approach	Offered quotes
	157	Income Approach	Capitalization rate range (7.3% - 7.5%)
Private placements	$179,752
	145,553	Discounted Cash Flow Method and Market Approach	Projected Future Cash Flows Revenue Multiples (range 4.0x - 6.8x) Cost of Capital 13.5%
	25,517	Discounted Cash Flow Method, Market Approach and Subject Company Transaction Method	Projected Future Cash Flows Revenue Multiples (range 3.8x - 5.5X) EBITDA Multiples (range 12.5x - 14.5x) Discount Rate (13.5%)
	8,682	Market Approach - Most recent transaction price	Unit price/cost of latest round of financing

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

The following supplemental condensed financial information illustrates the consolidating effects of the CIPs on the Company’s financial condition and results of operations as of June 30, 2025 and December 31, 2024, respectively, and for the six months ended June 30, 2025 and 2024, respectively:

	June 30, 2025
	Consolidated Company Entities	Consolidated Investment Products	Eliminations	Consolidated
Assets
Cash and cash equivalents	$38,854	$-	$-	$38,854
Fees receivable	8,982	-	(1,666)	7,316
Investments, at fair value	89,963	-	-	89,963
Assets of consolidated investment products
Cash and cash equivalents	-	33,604	-	33,604
Investments, at fair value	-	1,782,188	(32,490)	1,749,698
Other assets	-	26,871	-	26,871
Other investments	248,520	-	(224,745)	23,775
Digital assets	14,919	-	-	14,919
Intangible assets, net	43,715	-	-	43,715
Goodwill	23,525	-	-	23,525
Other assets	6,780	-	(2)	6,778
Total assets	$475,258	$1,842,663	$(258,903)	$2,059,018

Liabilities, Noncontrolling Interests, and Shareholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$14,902	$-	$-	$14,902
Accrued third party distribution expenses	607	-	-	607
Deferred revenue	263	-	-	263
Liabilities of consolidated investment products
Accounts payable and accrued expenses	-	3,830	(2)	3,828
Due to affiliates	-	1,731	(1,731)	-
Other liabilities	-	7,840	(1,240)	6,600
Deferred tax liability, net	96,083	-	-	96,083
Due to affiliates	7,806	-	-	7,806
Operating lease liability	6,112	-	-	6,112
Total liabilities	125,773	13,401	(2,973)	136,201
Commitments and contingencies

Redeemable noncontrolling interests	-	1,641,826	(68,494)	1,573,332

Equity interests	349,485	187,436	(187,436)	349,485
Total liabilities, noncontrolling interests, and shareholders’ equity	$475,258	$1,842,663	$(258,903)	$2,059,018

	Six Months Ended June 30, 2025
	Consolidated Company Entities	Consolidated Investment Products	Eliminations	Consolidated
Revenue:
Management and advisory fees	$41,679	$-	$(3,976)	$37,703
Other income and fees	1,857	-		1,857
Total revenue	43,536	-	(3,976)	39,560

Operating expenses:
Compensation, related employee benefits, and cost of goods sold	17,951	-	-	17,951
Sales, distribution and marketing	8,897	-	-	8,897
Depreciation and amortization	841	-	-	841
General and administrative expenses	5,894	-	(44)	5,850
Impairment of goodwill	900	-	-	900
Expenses of consolidated investment products	-	1,268	44	1,312
Total operating expenses	34,483	1,268	-	35,751

Operating income	9,053	(1,268)	(3,976)	3,809

Other income (expense):
Equity in earnings of proprietary funds, net	6,639	-	(8,149)	(1,510)
Interest and dividends	945	-	-	945
Other income (expense)	(241)	-	-	(241)
Investment and other income (losses) of consolidated investment products, net	-	54,734	-	54,734
Interest and dividend income of consolidated investment products	-	4,792	-	4,792
Management fees of consolidated investment products	-	3,758	(3,758)	-
Unrealized (loss) gain on digital assets, net	1,649	-	-	1,649
Realized gain on investments, net	2,197	-	-	2,197
Unrealized gain (loss) on investments net	(1,689)	-	-	(1,689)
Total other income (expense), net	9,500	63,284	(11,907)	60,877

Income (loss) before provision for income taxes	18,553	62,016	(15,883)	64,686

Income tax (expense) benefit	(6,201)	-	-	(6,201)

Net income (loss)	$12,352	$62,016	$(15,883)	$58,485
Less: net income attributable to redeemable noncontrolling interests	-	(47,514)	1,381	(46,133)

Net income (loss) attributable to Horizon Kinetics Holding Corporation	$12,352	$14,502	$(14,502)	$12,352

	December 31, 2024
	Consolidated Company Entities	Consolidated Investment Products	Eliminations	Consolidated
Assets
Cash and cash equivalents	$14,446	$-	$-	$14,446
Fees receivable	59,047	-	(50,377)	8,670
Investments, at fair value	91,435	-	-	91,435
Assets of consolidated investment products
Cash and cash equivalents	-	44,306	-	44,306
Investments, at fair value	-	1,746,850	-	1,746,850
Other assets	-	19,247	-	19,247
Other investments	228,870	-	(215,427)	13,443
Digital assets	13,240	-	-	13,240
Intangible assets, net	44,531	-	-	44,531
Goodwill	24,425	-	-	24,425
Other assets	7,591	-	(8)	7,583
Total assets	483,585	1,810,403	(265,812)	2,028,176

Liabilities, Noncontrolling Interests, and Shareholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$22,011	$-	$-	$22,011
Accrued third party distribution expenses	6,522	-	-	6,522
Deferred revenue	222	-	-	222
Liabilities of consolidated investment products
Accounts payable and accrued expenses	-	1,494	(8)	1,486
Due to affiliates	-	50,375	(50,375)	-
Other liabilities	-	2,793	-	2,793
Deferred tax liability, net	95,683	-	-	95,683
Due to affiliates	11,597	-	-	11,597
Operating lease liability	7,379	-	-	7,379
Total liabilities	143,414	54,662	(50,383)	147,693
Commitments and contingencies

Redeemable noncontrolling interests	-	1,574,414	(34,102)	1,540,312

Equity interests	340,171	181,327	(181,327)	340,171
Total liabilities, noncontrolling interests, and shareholders’ equity	$483,585	$1,810,403	$(265,812)	$2,028,176

	Six Months Ended June 30, 2024
	Consolidated Company Entities	Consolidated Investment Products	Eliminations	Consolidated
Revenue:
Management and advisory fees	$26,801	$-	$(3,486)	$23,315
Other income and fees	257	-	-	257
Total revenue	27,058	-	(3,486)	23,572

Operating expenses:
Compensation, related employee benefits, and cost of goods sold	12,684	-	-	12,684
Sales, distribution and marketing	4,909	-	-	4,909
Depreciation and amortization	919	-	-	919
General and administrative expenses	4,691	-	43	4,734
Expenses of consolidated investment products	-	1,022	43	1,065
Total operating expenses	23,203	1,022	86	24,311

Operating income (loss)	3,855	(1,022)	(3,572)	(739)

Other income (expense):
Equity in earnings of proprietary funds, net	35,477	-	(33,246)	2,231
Interest and dividends	370	-	-	370
Other income (expense)	(173)	-	-	(173)
Investment and other income (losses) of consolidated investment products, net	-	299,849	-	299,849
Interest and dividend income of consolidated investment products	-	8,606	-	8,606
Management fees of consolidated investment products	-	2,998	(2,998)	-
Unrealized gain (loss) on digital assets, net	2,887	-	-	2,887
Realized gain on investments, net	319	-	-	319
Unrealized gain (loss) on investments net	13,622	-	-	13,622
Total other income (expense), net	52,502	311,453	(36,244)	327,711

Income (loss) before provision for income taxes	56,357	310,431	(39,816)	326,972

Income tax (expense) benefit	(1,478)	-	-	(1,478)

Net income (loss)	$54,879	$310,431	$(39,816)	$325,494
Less: net income attributable to redeemable noncontrolling interests	-	(272,387)	1,772	(270,615)

Net income (loss) attributable to Horizon Kinetics Holding Corporation	$54,879	$38,044	$(38,044)	$54,879

Note 6. Related Party Transactions

As of June 30, 2025 and December 31, 2024, amounts due to or due from the Company to related party affiliates is summarized as follows:

	June 30, 2025		December 31, 2024
	Receivable	Payable	Receivable	Payable
Horizon Common Inc.	$-	$6,906	$-	$6,948
Proprietary funds	1	-	27	-
FRMO Corporation	3	900	-	4,649
Other affiliated entities	7	-	-	-
	$11	$7,806	$27	$11,597

For the three and six months ended June 30, 2025 and 2024, amounts recognized from related party affiliates is summarized as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Revenues	Expenses	Revenues	Expenses	Revenues	Expenses	Revenues	Expenses
Proprietary funds	$12,861	$-	$8,616	$-	$25,420	$-	$16,803	$-
FRMO Corporation	2	898	2	617	6	1,820	4	1,160
Consensus Mining & Seigniorage Corp	3	-	3	-	6	-	6	-
HM Tech	-	2	-	4	-	5	-	7
	$12,866	$900	$8,621	$621	$25,432	$1,825	$16,813	$1,167

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

Common stock equivalents that have been excluded from the calculation of earnings per share because they would have been anti-dilutive are de minimis for the six months ended June 30, 2025 and 2024, respectively, and have no impact on diluted earnings per share.

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

The following provides information on our segments for the three and six months ended June 30:

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
	Asset Management	Consumer Products	Reconciling Amounts	Total	Asset Management	Consumer Products	Reconciling Amounts	Total
Revenue	$20,624	$872	$(1,735)	$19,761	$13,005	$-	$(1,563)	$11,442
Significant segment expense	7,924	460	-	8,384	6,338	-	-	6,338
Depreciation and amortization	280	62	-	342	459	-	-	459
Impairment of goodwill	-	900	-	900	-	-	-	-
All other segment expenses	6,830	592	207	7,629	4,750	-	560	5,310
Operating income (loss)	5,591	(1,142)	(1,943)	2,506	1,457	-	(2,122)	(665)

Identifiable assets	475,258	11,836	1,571,924	2,059,018	288,345	-	1,146,638	1,434,983

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
	Asset Management	Consumer Products	Reconciling Amounts	Total	Asset Management	Consumer Products	Reconciling Amounts	Total
Revenue	$41,679	$1,674	$(3,793)	$39,560	$26,801	$-	$(3,229)	$23,572
Significant segment expense	17,032	919	-	17,951	12,684	-		12,684
Depreciation and amortization	718	123	-	841	919	-		919
Impairment of goodwill	-	900	-	900	-	-	-	-
All other segment expenses	13,485	1,305	1,269	16,059	9,599	-	1,109	10,708
Operating income (loss)	10,624	(1,573)	(5,242)	3,809	919	-	(1,658)	(739)

Identifiable assets	475,258	11,836	1,571,924	2,059,018	288,345	-	1,146,638	1,434,983

During the three months ended June 30, 2025, the Company identified a triggering event in the Consumer Products segment and, accordingly, performed an interim quantitative impairment test. A non-cash goodwill impairment charge of $0.9 million was recorded, which is included within the segment’s operating results for the period. The fair value was determined using an income approach based on estimated discounted future cash flows. After the impairment, the remaining goodwill balance in the Consumer Products reporting unit was $0.1 million.

As of June 30, 2025 and December 31, 2024, all of the Company’s assets were located in the United States of America.

Note 9. Income Taxes

The Company’s income tax provision includes corporate income taxes and other entity level income taxes, as well as income taxes incurred by certain affiliated funds that are consolidated in these financial statements. Income tax (expense) benefit for the three months ended June 30, 2025 and 2024 was $4,083 and $(234), respectively. Income tax (expense) benefit for the six months ended June 30, 2025 and 2024 was $6,201 and $1,478, respectively.

The Company’s effective income tax rate is dependent on many factors, including the estimated nature and amounts of income and expenses allocated to the non-controlling interests without being subject to federal, state and local income taxes at the corporate level. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds and co-investment vehicles that are consolidated in the Company’s unaudited condensed consolidated financial statements. For the three and six months ended June 30, 2025 and 2024, the Company recorded its interim income tax provision utilizing the estimated annual effective tax rate.

The income tax effects of temporary differences give rise to significant portions of deferred tax assets and liabilities, which are presented on a net basis. As of June 30, 2025 and December 31, 2024, the Company recorded a net deferred tax liability of $96.1 million and $95.7 million, respectively, within the Condensed Consolidated Statements of Financial Condition.

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

The Company’s expected future minimum annual lease payments are as follows:

2025 (remainder)	$1,423
2026	2,831
2027	994
2028	441
2029	448
Thereafter	417
Total minimum lease payments	$6,554
Less: imputed interest	(442)

Total operating lease liability	$6,112

As part of the Merger in 2024, the Company acquired an operating lease with annual cash outflows of approximately $0.4 million through 2030 and a sublease agreement with annual expected cash inflows of approximately $0.3 million though 2027. During the second quarter of 2025, the Company entered into two non-cancelable operating leases for replacement and additional office space for seven to 11 years. The table above excludes $7.0 million of legally binding lease payments for these leases signed but not yet commenced.

Note 11. Commitments and Contingencies

Mutual and proprietary fund expense reimbursement

The Company has voluntarily agreed to certain expense reimbursement agreements in place with Kinetics Mutual Funds Inc. (“Kinetics Funds”) that are renewed annually by the Investment Adviser at its discretion. Each Kinetics Fund has an agreed upon expense percentage cap (“Cap”) with the Company. When the overall expenses of the Kinetics Funds for the month reach an agreed upon level, any expenses incurred above the Cap are reimbursed by the Company to the Kinetics Funds. In accordance with the private placement memorandums of certain hedge funds the Company manages (the “Funds”), the Investment Adviser has agreed to reimburse any expenses incurred above a predetermined Cap to the Funds. For the three months ended June 30, 2025 and 2024, the Company reimbursed to the Kinetics Funds $462 and $345, respectively. For the six months ended June 30, 2025 and 2024, the Company reimbursed to the Kinetics Funds $776 and $689, respectively. These reimbursements are included on the condensed consolidated statement of operations as a reduction of revenue.

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

Note 12. Subsequent events

On August 8, 2025, the Company's Board of Directors declared a cash dividend of $0.071 per share, payable on September 15, 2025 to shareholders of record as of the close of business on August 21, 2025.

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

Overview

HKHC is a research driven, fundamentals-oriented asset manager serving institutions, individuals and financial professionals. It provides investment management services through its wholly-owned subsidiary and registered investment adviser, Horizon Kinetics Asset Management LLC. Through this subsidiary, it manages a number of strategies, most of which are focused on publicly-traded equity securities, but also private investments and digital assets. To accommodate different investing preferences, HKHC’s offerings can be accessed in a variety of ways, including through mutual funds, ETFs, a closed end fund, separately managed accounts that can be customized to the unique investment objectives and risk tolerances of individual clients, and, for qualified investors, via private proprietary partnerships typically known as alternative investments. HKHC raises capital for and manages these strategies, and it earns a management fee that varies among products. In certain instances, the fee it earns is tied to the performance of the account. HKHC also produces a number of research reports and compendia that are sold mainly to institutions, as it believes that the discipline required to produce written research encourages thorough qualitative and quantitative analysis. As of June 30, 2025, the Company had regulatory assets under management ("AUM") of $10.5 billion.

HKHC also manages a portfolio of investment securities for its own benefit, which has historically impacted and is expected to impact future results of operations, often significantly so. As of June 30, 2025, we held investment securities (at fair value) of $90.0 million, which represented 4.4% of total assets. In addition, we have devoted capital to a variety of the proprietary alternative investment funds managed by the Company. As of June 30, 2025, HKHC’s investments in these proprietary funds are approximately $249 million.

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

The Company is also entitled to receive incentive fees on proprietary partnerships if certain performance returns have been achieved as stipulated in the governing documents of the applicable fund. Incentive fees are generated when certain returns exceed a previously established high water mark. The incentive fees are calculated as a percentage of the gains experienced, typically 20%, based on the agreement with each partner in the respective fund. Incentive fees are not subject to claw back as a result of performance declines in subsequent periods to the most recent measurement date. Incentive fees, if earned, are recognized upon completion of the contractually determined measurement period, which are generally annually, or when a client redeems their interest. Incentive fees are subject to the uncertainty of market volatility, and as a result, the entire amount of the variable consideration related to incentive fees is constrained until the end of each measurement period when the uncertainty has been resolved. Management and incentive fees earned from consolidated investment products are eliminated from revenue upon consolidation, however the economic benefit to the HKHC shareholders’ is retained through lower amounts attributable to the redeemable noncontrolling interests. Unearned incentive fees resulting from the performance of the Company’s proprietary funds for the six months ended June 30, 2025 are approximately $9.8 million. These unearned incentive fees are subject to change based on market prices and generally expected to be resolved during the fourth quarter of 2025 once it is probable that a significant reversal of revenue will not occur.

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

As a result of our merger transaction in August 2024, the Company also earned revenues of $1.7 million from sales of consumer products during the six months ended June 30, 2025.

Business Highlights in the second quarter of 2025

Total revenue

•
HKHC’s quarterly and year-to-date revenues were favorable comparisons to the prior year as a result of increasing AUM at our mutual funds, ETFs, separately managed accounts and proprietary funds due to their favorable performance.

Assets under management

•
AUM for the three months ended June 30, 2025 decreased by approximately $0.3 billion, or 3%, to $10.5 billion, due primarily to market value changes of certain key holdings across the Company’s mutual funds, ETFs and separately managed accounts (SMAs). The market value of Texas Pacific Land Corporation (“TPL”), which is widely held across HKHC’s proprietary funds and SMAs, decreased 20.3% during the quarter and 4.5% year-to-date. Those decreases were partially offset by increases in Grayscale Bitcoin Trust (“GBTC”), which is also widely held across HKHC’s proprietary funds, of 30% during the quarter and 15% year-to-date.

Investment performance

•
HKHC maintains a portfolio for investment purposes and has also invested substantial capital in its proprietary funds alongside client investors. For the three months ended June 30, 2025 there was a decrease of $15.4 million in the fair value of this portfolio primarily due to the 5% decrease in the TPL securities held directly by HKHC. The change in the fair value of HKHC’s investments is reported in unrealized gain (loss) on investments, net in the accompanying Consolidated Statement of Operations. For the three months ended June 30, 2025, HKHC’s equity in earnings (losses) in proprietary funds was a $4.6 million loss. This equity loss is primarily the result of several proprietary funds holding primarily TPL assets (Polestar, Horizon Kinetics Hard Assets, Kinetics Institutional Partners and Kinetics Partners). This performance was partially offset by proprietary funds holding Bitcoin or related assets (Horizon Kinetics Equity Fund Opportunities and Horizon Kinetics Multi-Strategy funds).
•
The Company’s consolidated investment products experienced mixed performance during the second quarter of 2025. Specifically, the Horizon Kinetics Equity Opportunities Fund, which includes a variety of investments related to GBTC or Bitcoin, was the largest contributor collectively representing approximately $107 million of net income for the three months ended June 30, 2025. However, those gains were partially offset by the Polestar funds, which incurred net loss of approximately $79 million due to their concentration in TPL, as well as a net decrease in the fair value of certain private placement investments (level 3 securities).

Results of Operations for the three months ended June 30, 2025

Revenues

Management and advisory fees

The Company’s total management and advisory fees increased approximately $7.5 million, or 66%, for the three months ended June 30, 2025 compared to the prior year. This increase is primarily the result of higher management fees resulting from our mutual funds and ETFs due to higher AUM during the quarter as both experienced net cash inflows and positive investment performance.

Other income and fees

Other income and fees during the three months ended June 30, 2025 includes primarily revenue from product sales resulting from the acquisition of Scott’s Liquid Gold. The quarter included three months of revenue from these product sales as opposed to none in the second quarter of 2024, which accounted for all of the quarterly revenue increase. Other income and fees also includes revenues resulting from the Company’s research services and digital asset mining activities.

Operating Expenses

Compensation, employee benefits, and cost of goods sold

The Company’s operating expenses include employee compensation for investment professionals and other management personnel as well as cost of goods sold for consumer products acquired in the Merger with SLGD. HKHC’s compensation costs for the three months ended June 30, 2025 increased by approximately $2.0 million, or 32%, compared to the prior year, due to higher internal commissions, additional personnel, and $0.5 million of cost of products sold during the quarter.

Sales, distribution and marketing expenses

For the three months ended June 30, 2025, sales, distribution and marketing expenses increased $1.7 million, or 63%, compared to the prior quarter, as the result of higher amounts of $0.3 million due to FRMO pursuant to its revenue sharing agreement with HKHC, higher platform fees, incentive fee commissions and other management fee commissions earned due to generally increasing AUM and management fees during the quarter, and fulfillment costs associated with sales of consumer products.

Depreciation, amortization and impairment

Depreciation and amortization increased slightly for the three months ended June 30, 2025 as compared to the prior year due to additional amortization expense of intangible assets from the Merger with SLGD. The Company also recorded an impairment of $0.9 million related to the consumer products segment based on estimate of the fair value of the reporting unit as compared to our carrying value.

General and administrative expenses

For the three months ended June 30, 2025, general and administrative expenses increased by $0.9 million, or 42%, compared to the prior quarter. The Company continued to experience certain higher accounting, professional, and legal fees during the three months ended June 30, 2025 as a result of the Merger with SLGD. The Company also began incurring director fees of $0.1 million and included a full quarter of the consumer product segment’s general and administrative expenses subsequent to the Merger date of $0.3 million.

Equity income, net

Equity earnings (losses), net was a $4.6 million loss for the three months ended June 30, 2025 as compared to a $1.7 million income in the prior year. The decrease was due primarily to decreases in the fair value of holdings at Horizon Kinetics Hard Assets, LLC as compared to the prior year.

Interest and dividend income

Interest and dividend income increased by $0.3 million for the three months ended June 30, 2025 as compared to the prior year as a result of higher average cash and money market balances during the period.

Unrealized gain on digital assets, net

Unrealized gain on digital assets, net increased by $4.7 million for the three months ended June 30, 2025, compared to the prior year, primarily due to increases in the value of bitcoin.

Unrealized gain (loss) on investments, net

For the three months ended June 30, 2025, unrealized gains (losses) on investments decreased by $24.4 million compared to the prior year. This decrease was due primarily to the unrealized gain on TPL stock during the three months ended June 30, 2025 resulting from its approximately 5% decrease in its fair value as compared to the 27% increase in the second quarter of 2024.

Income tax benefit (expense)

The Company recognizes deferred income taxes related to the tax basis differences for certain assets, principally unrealized gains in various investments, digital assets and indefinite lived intangible assets from the Company’s 2011 merger transaction. During the quarter ended June 30, 2024, the Company was an LLC and was generally not subject to federal or state income taxes as its income and losses are included in the tax returns of its members. On July 1, 2024, the Company filed to convert from an LLC to a C-Corp for federal and state income taxes. As a result of these changes the Company recorded a tax benefit in the three month period ending June 30, 2025, primarily related to deferred income taxes.

Redeemable Non-Controlling Interests

Net income attributable to redeemable non-controlling interests in Consolidated Investment Products represents the income attributable to ownership interests that third parties hold in entities that are consolidated within our consolidated financial statements. During the second quarter of 2025 the amounts attributable to noncontrolling interests changed correspondingly to the performance of our proprietary funds.

Consolidated Investment Products

Consolidated Investment Products represented a significant portion of our AUM as of June 30, 2025. The activity of the consolidated investment products is reflected within the consolidated financial statement line items indicated by reference thereto. The impact of consolidation will typically decrease management fees and incentive fees, if any, reported under GAAP to the extent these amounts are eliminated upon consolidation. The assets and liabilities of our Consolidated Investment Products are held within separate legal entities and, as a result, the liabilities of our consolidated investment products are typically non-recourse to us. Generally, the consolidation of our consolidated investment products has a significant gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to us or our stockholders’ equity.

The following table presents the results of operations of the consolidated investment products:

	Three Months Ended June 30,
	2025	2024
Expenses of consolidated investment products	$(2,027)	$(2,281)
Investment and other income (losses) of consolidated investment products, net	(15,533)	27,949
Interest and dividend income of consolidated investment products	1,887	4,780
Net income (loss) of consolidated investment products	(15,673)	30,448

Less: Incentive fees allocated to Horizon Kinetics Holding Corporation	83	158
Less: Amount attributable to Horizon Kinetics Holding Corporation economic interests	2,729	(3,195)
Net income attributable to redeemable non-controlling interests in consolidated funds	$(12,861)	$27,411

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

Results of Operations for the six months ended June 30, 2025

Revenues

Management and advisory fees

HKHC’s total management and advisory fees increased approximately $14.4 million, or 62%, for the six months ended June 30, 2025 compared to the prior year. This increase is primarily the result of higher management fees resulting from our mutual funds, ETFs and separately managed accounts due to higher AUM during the quarter as both experienced net cash inflows and positive investment performance.

Other income and fees

Other income and fees for the six months ended June 30, 2025 includes primarily revenue from product sales resulting from the acquisition of our consumer products group in August 2024. The period included six months of revenue from these product sales, which accounted for all of the revenue increase as the prior year did not include any amounts related to the consumer products group. Other income and fees also includes revenues resulting from the Company’s research services and digital asset mining activities.

Operating Expenses

Compensation, employee benefits, and cost of goods sold

The Company’s operating expenses include employee compensation for investment professionals and other management personnel as well as cost of goods sold for consumer products acquired in the Merger in August 2024. The Company’s compensation costs for the six months ended June 30, 2025 increased by approximately $5.3 million, or 42%, compared to the prior year due to $0.9 million of costs related to the consumer products group that did not exist during the prior year period, and higher internal commissions as well as higher costs for certain non-commissioned employees and additional hiring that occurred during 2025.

Sales, distribution and marketing expenses

For the six months ended June 30, 2025, sales, distribution and marketing expenses increased $4.0 million, or 81%, compared to the prior year, principally the result of lower external commissions with respect to separately managed accounts. The Company also experienced higher mutual fund platform fees of $0.1 million during the period as the company changed certain funds to ETFs during 2023 and a lower residual commission expenses. These decreases were partially offset by increased sub-advisory and marketing expenses at various mutual funds and ETFs managed by HKHC and certain commissions payable for incentive fees earned during the period and fulfillment costs associated with sales of consumer products.

Depreciation, amortization and impairment

Depreciation and amortization increased slightly for the six months ended June 30, 2025 as compared to the prior year due to additional amortization expense of intangible assets from the Merger with SLGD. The Company also recorded an impairment of $0.9 million related to the consumer products segment based on an estimate of the fair value of the reporting unit as compared to our carrying value

General and administrative expenses

For the six months ended June 30, 2025, general and administrative expenses increased by $1.1 million, or 24%, compared to the prior year, as a result of certain legal and professional fees associated with the audit, which increased in periods subsequent to the August 2024 merger. These increases were offset related to $0.1 million of legal fees specifically related to the August 2024 merger. The Company also began incurring Director fee costs of $0.2 million for the six month period that did not exist in the prior comparable period. The six month period also included $0.7 million of the consumer product segment’s general and administrative expenses post-merger as compared to none in the comparable prior period which was prior to the merger.

Equity earnings (losses), net

Equity earnings (losses), net decreased by $3.7 million for the six months ended June 30, 2025 compared to the prior year. The decrease was due primarily to decreases in the fair value of holdings at Horizon Kinetics Hard Assets, LLC as compared to the prior year that had declines in fair value.

Interest and dividend income

Interest and dividend income increased by $0.6 million for the six months ended June 30, 2025 as a result of higher average cash and money market balances during the period.

Unrealized gain on digital assets, net

Unrealized gain on digital assets, net decreased by $1.2 million for the six months ended June 30, 2025, compared to the prior year, primarily due to the relatively smaller increase in the fair value of bitcoin.

Unrealized gain (loss) on investments, net

For the six months ended June 30, 2025, unrealized gains (losses) on investments decreased by $15.3 million compared to the prior year. This increase was due primarily to the 5% unrealized loss on TPL stock during the six months ended June 30, 2025 as compared to its unrealized gain of 40% during the six months ended June 30, 2024.

Income tax benefit (expense)

The Company recognizes deferred income taxes related to the tax basis differences for certain assets, principally unrealized gains in various investments, digital assets and indefinite lived intangible assets from the Company’s 2011 merger transaction. During the quarter ended June 30, 2024, the Company was an LLC and was generally not subject to federal or state income taxes as its income and losses are included in the tax returns of its members. On July 1, 2024, the Company filed to convert from an LLC to a C-Corp for federal and state income taxes. As a result of these changes the Company recorded a tax expense during the six month period ending June 30, 2025, primarily related to deferred income taxes.

Redeemable Non-Controlling Interests

Net income attributable to redeemable non-controlling interests in Consolidated Investment Products represents the income attributable to ownership interests that third parties hold in entities that are consolidated within our consolidated financial statements. During the six months ended June 30, 2025 the amounts attributable to noncontrolling interests changed correspondingly to the performance of our proprietary funds.

Consolidated Investment Products

Consolidated Investment Products represented a significant portion of our AUM as of June 30, 2025. The activity of the consolidated investment products is reflected within the consolidated financial statement line items indicated by reference thereto. The impact of consolidation also typically will decrease management fees and incentive fees reported under GAAP to the extent these amounts are eliminated upon consolidation. The assets and liabilities of our Consolidated Investment Products are held within separate legal entities and, as a result, the liabilities of our consolidated investment products are typically non-recourse to us. Generally, the consolidation of our consolidated investment products has a significant gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to us or our stockholders’ equity.

The following table presents the results of operations of the consolidated investment products:

	Six Months Ended June 30,
	2025	2024
Expenses of consolidated investment products	$(5,027)	$(4,105)
Investment and other income (losses) of consolidated investment products, net	54,734	299,849
Interest and dividend income of consolidated investment products	4,792	8,606
Net income (loss) of consolidated investment products	54,499	304,350

Less: Incentive fees allocated to Horizon Kinetics Holding Corporation	(217)	(490)
Less: Amount attributable to Horizon Kinetics Holding Corporation economic interests	(8,149)	(33,245)
Net income attributable to redeemable non-controlling interests in consolidated funds	$46,133	$270,615

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

Liquidity and Capital Resources

At June 30, 2025, the Company had $38.9 million of cash and cash equivalents. We believe that our cash and cash equivalents at June 30, 2025 will be sufficient to fund operations for at least one year from the date of this report.

The Company also had $90.0 million of investments, at fair value. These investments include $61 million held in a single security, approximately 57,696 shares of TPL. During the six months ended June 30, 2025 the fair value of HKHC’s TPL holdings increased due to the capital contribution on July 1 that included shares of TPL and due to the approximately 4.5% year-to-date decrease in the fair value of TPL common shares. The Company may be limited in its ability to sell this security due to our status as an affiliate of TPL.

In the normal course of business, we may engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, commitments, indemnifications, and potential contingent repayment obligations. We do not have any off-financial position arrangements that would require us to fund losses or guarantee target returns to clients.

The Company’s Board of Directors has determined an expected quarterly dividend policy that is based on the Company’s quarterly performance. The Board of Director’s may consider other relevant factors that are relevant to the final determination of a quarterly dividend, if any. On August 8, 2025, the Company's Board of Directors declared a cash dividend of $0.071 per share, payable on September 15, 2025 to shareholders of record as of the close of business on August 21, 2025.

The following table and discussion summarize our Condensed Consolidated Statement of Cash Flows:

	Six Months Ended June 30,
	2025	2024	Variance
		As Restated
Net cash used in operating activities	$(22,326)	$(15,376)	$(6,950)
Net cash provided by (used in) investing activities	23,799	(118)	23,917
Net cash provided by (used in) financing activities	12,233	(12,214)	24,447
	$13,706	$(27,708)	$41,414

Operating cash flows

Net cash provided by operating activities decreased by $7.0 million for the six months ended June 30, 2025 compared to the prior year. The decrease was primarily the result of earnings, net of and working capital changes during the period. Operating activities of the consolidated investment products, which include purchases and sales of investment securities.

Investing cash flows

Net cash provided by investment activities increased by $23.9 million for the six months ended June 30, 2025 as compared to the prior year. The Company sold certain securities that were received as incentive fee payments related to the 2024 performance. The Company also contributed certain investment securities of $11.5 million to obtain additional equity interests in Horizon Kinetics Hard Assets, LLC (a non-cash investment activity). The Company also deconsolidated a consolidated investment product that resulted in a $5.0 million decrease in cash and cash equivalents.

Financing cash flows

The Company’s cash flows from financing activities included $3.0 million of dividend payments as compared to $4.1 million of distributions paid to members of Horizon Kinetics in the prior year period. The Company ceased payment of distributions subsequent to the closing of the Merger in August 2024. During the six months ended June 30, 2025 the Company had net inflows from contributions to the consolidated investment products, primarily from the launch of new products, as compared to net redemptions in the comparable prior period.

Contractual Cash Obligations and Other Commercial Commitments

The Company’s contractual cash obligations and other commercial commitments is limited to certain operating leases for office space as summarized below:

	Payments Due by Period
	Total	2025 (remainder)	2026 and 2027	2028 and 2029	Thereafter
	(dollars in thousands)
Contractual Cash Obligations:
Operating leases	$6,554	$1,423	$3,825	$889	$417
Total contractual obligations	$6,554	$1,423	$3,825	$889	$417

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2025, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025 due to the material weaknesses in our internal control over financial reporting described below.

Notwithstanding the material weaknesses, which still existed as of June 30, 2025, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the condensed consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

Material Weaknesses

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s financial statements will not be prevented or detected on a timely basis. The material weakness that was previously reported at Scott’s Liquid Gold was identified as of June 30, 2023 related to our finance department lacking a sufficient number of trained professionals with technical accounting expertise to process and account for complex, non-routine transactions in accordance with GAAP. The material weakness was detailed in Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. During 2024, management identified a material weakness with respect to the review and consolidation in the financial statements of certain proprietary funds that represent variable interest entities. In addition, Horizon Kinetics has previously identified material weaknesses related to (a) producing timely account reconciliations and valuations of certain significant accounts, including certain intercompany and related party accounts and related elimination entries, (b) a lack of segregation of duties in certain areas of the financial reporting process, including a lack of adequate supervisory review of technical accounting implementations, lack of IT general controls over certain third-party systems, conclusions over critical accounting estimates, and review of the consolidated financial statements, and (c) insufficient supervisory review and approval of key controls over disbursements and accounts payable. These material weaknesses still existed as of June 30, 2025.

During 2025, the Company hired additional other trained professionals to our finance department, who have technical accounting expertise perform additional account control procedures. The process of remediating these material weaknesses will continue until these staff and other internal control procedures operate for a period of time, our controls are tested, and the Company is able to conclude that such internal controls are operating effectively. The Company cannot provide assurance that these procedures will be successful in identifying material errors that may exist in the financial statements. The Company cannot make assurances that it will not identify additional material weaknesses in its internal control over financial reporting in the future.

Changes in Internal Control over Financial Reporting

During the second quarter, management has implemented additional reviews and account reconciliation internal controls over significant accounts.

PART II

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, including the “Cautionary Note on Forward-Looking Information,” you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and subsequent quarterly reports on Form 10-Q.

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

HORIZON KINETICS HOLDING CORPORATION

Date:	August 12, 2025	By:	/s/ Murray Stahl
Murray Stahl Chief Executive Officer

Date:	August 12, 2025	By:	/s/ Mark A. Herndon
Mark A. Herndon Chief Financial Officer