Form 10-Q
period 2025-09-30
Horizon Kinetics Holding Corp
filed 2025-11-13
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 10, 2025, the registrant had 18,635,321 shares of its common stock, $0.10 par value per share, outstanding.

CAUTIONARY NOTE ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, in addition to historical information. All statements, other than statements of historical facts, included in this Report that address activities, events, or developments with respect to our financial condition, results of operations, or economic performance that we expect, believe, or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements can typically be identified by the use of words such as “will,” “may,” “could,” “should,” “assume,” “project,” “believe,” “anticipate,” “expect,” “intend,” “estimate,” “potential,” “plan,” “target,” “is likely,” and other similar words. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

PART I

ITEM 1. FINANCIAL STATEMENTS.

HORIZON KINETICS HOLDING CORPORATION

Condensed Consolidated Statements of Financial Condition

(in thousands)

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Cash and cash equivalents	$37,723	$14,446
Fees receivable, net	6,816	8,344
Investments, at fair value	83,060	91,435
Assets of consolidated investment products
Cash and cash equivalents	24,334	44,306
Investments, at fair value	1,891,832	1,746,850
Other assets	23,941	19,247
Other investments	21,776	13,443
Operating lease right-of-use assets	6,952	5,105
Property and equipment, net	95	99
Prepaid expenses and other assets	5,295	1,728
Due from affiliates	28	27
Digital assets	16,198	13,240
Assets of discontinued operations	-	4,364
Intangible assets, net	41,292	42,169
Goodwill	23,373	23,373
Total assets	$2,182,715	$2,028,176

Liabilities, Noncontrolling Interests, and Shareholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$16,420	$21,547
Accrued third party distribution expenses	417	6,522
Deferred revenue	60	222
Liabilities of consolidated investment products
Accounts payable and accrued expenses	3,864	1,486
Other liabilities	426	2,793
Deferred tax liability, net	80,933	95,683
Due to affiliates	7,750	11,597
Liabilities of discontinued operations	-	464
Operating lease liability	8,868	7,379
Total liabilities	118,738	147,693

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests	1,708,580	1,540,312

Shareholders' equity
Preferred stock, no par value, authorized 20,000 shares; no shares issued and outstanding	-	-
Common stock; $0.10 par value, authorized 50,000 shares; issued and outstanding 18,635 shares, net of treasury stock; 1 share at September 30, 2025 and December 31, 2024, respectively	1,864	1,864
Additional paid-in capital	39,243	39,243
Retained earnings	314,290	299,064
Total shareholders’ equity	355,397	340,171
Total liabilities, noncontrolling interests, and shareholders’ equity	$2,182,715	$2,028,176

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

HORIZON KINETICS HOLDING CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Management and advisory fees	$17,764	$13,036	$55,465	$37,277
Other income and fees	129	23	345	288
Total revenue	17,893	13,059	55,810	37,565

Operating expenses:
Compensation and related employee benefits	7,685	7,220	24,718	19,903
Sales, distribution and marketing	3,774	2,972	12,048	7,881
Depreciation and amortization	199	455	917	1,374
General and administrative expenses	2,520	2,744	7,728	7,397
Expenses of consolidated investment products	766	590	2,078	1,651
Total operating expenses	14,944	13,981	47,489	38,206

Operating income (loss)	2,949	(922)	8,321	(641)

Other income (expense):
Equity earnings (losses), net	(2,033)	1,617	(3,543)	3,683
Interest and dividends	530	891	1,475	1,261
Other income (expense)	(290)	(2,676)	(530)	(2,857)
Investment and other income (losses) of consolidated investment products, net	129,399	142,620	184,133	442,469
Interest and dividend income of consolidated investment products	1,627	8,888	6,418	17,494
Unrealized gain (loss) on digital assets, net	1,260	(95)	2,908	2,792
Realized gain (loss) on investments, net	32	23	2,229	342
Unrealized gain (loss) on investments net	(7,046)	11,321	(8,734)	24,942
Total other income, net	123,479	162,589	184,356	490,126

Income (loss) from continuing operations before provision for income taxes	126,428	161,667	192,677	489,485
Income tax (expense) benefit	10,370	(69,296)	3,840	(70,774)
Income (loss) from continuing operations, net of tax	136,798	92,371	196,517	418,711
Income (loss) from discontinued operations, net of tax	(63)	(147)	(1,300)	(147)
Net income	$136,735	$92,224	$195,217	$418,564
Less: net income attributable to redeemable noncontrolling interests	(129,500)	(130,391)	(175,630)	(401,852)
Net (loss) income attributable to Horizon Kinetics Holding Corporation	$7,235	$(38,167)	$19,587	$16,712

Basic and diluted net (loss) income per common share:
Net income (loss) from continuing operations	$7.34	$5.02	$10.55	$23.10
Net income (loss) from discontinued operations	$(0.00)	$(0.01)	$(0.07)	$(0.01)

Net income (loss) attributable to Horizon Kinetics Holding Corporation	$0.39	$(2.07)	$1.05	$0.92

Weighted average shares outstanding:
Basic and diluted	18,635	18,415	18,635	18,129

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

HORIZON KINETICS HOLDING CORPORATION

Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Capital in Excess of Par	Retained Earnings	Total
Balance at December 31, 2024	18,635	$1,864	$39,243	$299,064	$340,171
Dividends	-	-	-	(1,994)	(1,994)
Net income (loss)	-	-	-	22,841	22,841
Balance at March 31, 2025	18,635	$1,864	$39,243	$319,911	$361,018
Dividends	-	-	-	(1,044)	(1,044)
Net income (loss)	-	-	-	(10,489)	(10,489)
Balance at June 30, 2025	18,635	$1,864	$39,243	$308,378	$349,485
Dividends	-	-	-	(1,323)	(1,323)
Net income (loss)	-	-	-	7,235	7,235
Balance at September 30, 2025	18,635	$1,864	$39,243	$314,290	$355,397

Balance at December 31, 2023	17,984	$1,798	$-	$207,290	$209,088
Cumulative effect of the adoption of ASU 2024-08, net of income taxes	-	$-	$-	$4,369	4,369
Distributions	-	-	-	(1,700)	(1,700)
Net income (loss)	-	-	-	40,841	40,841
Balance at March 31, 2024	17,984	$1,798	$-	$250,800	$252,598
Distributions	-	-	-	(2,379)	(2,379)
Net income (loss)	-	-	-	14,038	14,038
Balance at June 30, 2024	17,984	$1,798	$-	$262,459	$264,257
Contributions of investment securities, net	-	-	25,512	-	25,512
Shares issued for acquisition, net	650	65	13,705	-	13,770
Net income (loss)	-	-	-	(38,167)	(38,167)
Balance at September 30, 2024	18,634	$1,863	$39,217	$224,292	$265,372

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

HORIZON KINETICS HOLDING CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net cash used in operating activities	$(40,274)	$(11,183)

Investing activities:
Proceeds from sale of investments	33,324	395
Purchases of property and equipment	-	(43)
Deconsolidation of a consolidated investment product	(4,959)	-
Purchases of investments	(6,142)	(593)
Cash acquired from acquisition	-	2,823
Receipts from notes from related party	80	-
Issuance of notes to related party	(160)	-
Net cash provided by investing activities	22,143	2,582

Financing activities:
Dividends	(4,361)	-
Distributions	-	(4,079)
Cash contributions from affiliates	-	2,666
Contributions from redeemable noncontrolling interests in consolidated investment products	51,901	15,613
Redemptions of redeemable noncontrolling interests in consolidated investment products	(26,104)	(26,007)
Net cash provided by (used in) financing activities	21,436	(11,807)

Net increase (decrease) in cash and cash equivalents	3,305	(20,408)

Cash and cash equivalents of HKHC and consolidated investment products, beginning of year	58,752	69,594

Cash and cash equivalents of HKHC and consolidated investment products, end of period	$62,057	$49,186

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$3,973	$1,087

Supplemental disclosure of non-cash investing activities:
Net assets acquired in acquisition	$-	$10,969
Contributions of investment securities for interest in Other investments	$11,481	$-

Supplemental disclosure of non-cash financing activities:
Net contributions of investment securities from affiliates	$-	$22,846

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

HORIZON KINETICS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except per share data)

Note 1. General

The accompanying unaudited interim Condensed Consolidated Financial Statements of Horizon Kinetics Holding Corporation, a Delaware Company (along with its wholly-owned subsidiaries, collectively referred to as the “Company”, “HKHC” or in the first-person notations of “we”, “us” and “our”) were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the interim financial statement rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements. The interim operating results are not necessarily indicative of the results for a full year or for any interim period. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The accompanying Condensed Consolidated Statement of Financial Condition has been derived from the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The Condensed Consolidated Financial Statements included herein should be read in conjunction with the audited consolidated Annual Report on Form 10-K.

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

The following tables present additional information about the Company’s digital assets as of September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025			December 31, 2024
	Units Held	Cost Basis	Fair Value	Units Held	Cost Basis	Fair Value
Bitcoin	132	$1,735	$15,008	131	$1,688	$12,239
Litecoin	1,256	142	134	1,218	138	126
Ethereum	176	53	729	176	53	585
Bitcoin Cash	239	72	134	234	70	101
All others		38	193		39	189
		$2,040	$16,198		$1,988	$13,240

	Balance at December 31, 2024	Revenue recognized	Proceeds and in-kind transfers	Unrealized gain (loss)	Balance at September 30, 2025
Bitcoin
Units	131	1	-	-	132
Amount	$12,239	$47	$-	$2,722	$15,008
Litecoin
Units	1,218	38	-	-	1,256
Amount	$126	$4	$-	$4	$134
Ethereum
Units	176	-	-	-	176
Amount	$585	$-	$-	$144	$729
Bitcoin Cash
Units	234	5	-	-	239
Amount	$101	$2	$-	$31	$134
All others
Amount	$189	$31	$(31)	$4	$193

The following tables present additional information about digital assets held in CIPs as of September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025			December 31, 2024
	Units Held	Cost Basis	Fair Value	Units Held	Cost Basis	Fair Value
Bitcoin	1,922	$11,242	$219,240	1,936	$11,374	$180,770
Bitcoin Cash	15,120	6,624	8,480	15,120	6,624	6,552
Ethereum	18,923	403	1,314	18,923	403	1,245
Litecoin	45,196	3,569	4,831	45,196	3,569	4,658
Ripple	516,187	240	1,469	516,187	240	1,073
All others		559	352		560	267
		$22,637	$235,686		$22,770	$194,565

	Balance at December 31, 2024	Proceeds and in-kind transfers	Unrealized gain (loss)	Balance at September 30, 2025
Bitcoin
Units	1,936	(14)	-	1,922
Amount	$180,770	$(132)	$38,602	$219,240
Bitcoin Cash
Units	15,120	-	-	15,120
Amount	$6,552	$-	$1,928	$8,480
Ethereum
Units	18,923	-	-	18,923
Amount	$1,245	$-	$69	$1,314
Litecoin
Units	45,196	-	-	45,196
Amount	$4,658	$-	$173	$4,831
Ripple
Units	516,187	-	-	516,187
Amount	$1,073	$-	$396	$1,469
All others
Amount	$267	$-	$85	$352

(e) Discontinued operations

As discussed in Note 3, during 2025 the Company disposed of its consumer products brands, which represented its consumer products segment. Disposal groups that meet the discontinued operations criteria by the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 205-20-45 are classified as discontinued operations and are excluded from continuing operations and segment results for all periods presented.

(f) Investments, at fair value

The Company invests in securities which are valued at fair value with unrealized gains and losses included in the condensed consolidated statement of operations. Realized gains and losses are determined on the basis of specific identification.

(g) Other Investments

For investments in entities over which the Company exercises significant influence, but which do not meet the requirements for consolidation and for which the Company has not elected the fair value option, the Company uses the equity method of accounting, whereby the Company records its share of the underlying income or loss of such entities. The Company’s share of the underlying net income or loss of such entities is recorded in equity in earnings of affiliated investments on the condensed consolidated statement of operations. As the underlying entities that the Company manages and invests in are, for U.S. GAAP purposes, primarily investment companies accounted for under ASC Topic 946, Financial Services - Investment Companies, which reflect their investments at fair value, the carrying value of the Company’s equity method investments in such entities approximates fair value.

We account for other investments that are not accounted for under the equity method that do not have a readily determinable fair value under the fair value measurement alternative. Under the fair value measurement alternative, these investments are based on our original cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar interests of the same issuer. Under this method, our share of the income or losses of such companies is not included in our Consolidated Statements of Operations, however, the result of observable price changes, if any, are reflected in Other income (loss), net. We include the carrying value of these investments in Investments in proprietary funds on the Condensed Consolidated Balance sheets.

The Company’s other investments consist of the following as of September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025	December 31, 2024
Horizon Kinetics Hard Asset, LLC	$17,487	$11,299
Consensus Mining & Seigniorage Corporation	838	737
Other miscellaneous investments	3,451	1,407
	$21,776	$13,443

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

Incentive Fee revenue is recorded when earned by the fund managers of those managed funds to the extent that Return Thresholds have been met and it is probable that a significant reversal of revenue will not occur. These customer contracts require the Company to provide investment management services over a period of time, which represents a performance obligation that the Company satisfies over time. Management fees are a form of variable consideration because the fees that the Company is entitled to vary based on fluctuations in the basis for the management fee. The amount recorded as revenue is generally determined at the end of the period because these management fees are payable on a regular basis (typically monthly) and are not subject to claw back once paid. Management and advisory fees, including Incentive Fees, from consolidated proprietary funds are eliminated in consolidation. The Company earned $0.1 million and $0.5 million of Incentive Fees for the three and nine months ended September 30, 2025, respectively, and from proprietary funds that were eliminated as a result of the consolidation of the respective funds.

The following table disaggregates our management services revenue by type:

	Three months ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Mutual fund management fees	$8,755	$6,378	$28,547	$16,748
ETF management fees	2,925	1,877	8,133	4,817
Separately managed account management fees	5,631	4,739	16,961	14,737
Proprietary fund management fees & other	453	42	1,824	975
Total management and advisory fees	$17,764	$13,036	$55,465	$37,277

The following table presents balances of management fees receivable by type:

	September 30, 2025	December 31, 2024
Mutual fund management fees	$2,845	$3,233
ETF management fees	976	830
Separately managed account management fees	2,357	2,220
Proprietary fund management fees	224	1,866
Other	414	195
	$6,816	$8,344

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

(m) Recently issued accounting pronouncements

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

Note 3. Discontinued Operations

During the third quarter of 2025, the Company entered into and consummated an asset purchase agreement with a buyer, pursuant to which we agreed to sell our right, title and interest in and to certain assets related to the Company’s consumer brands. Cash consideration paid on the date of the agreement was $0.4 million, which related to product inventories. Additional consideration for inventories is expected to be received during the fourth quarter. The Company will also receive royalty payments related to net sales ranging between 5% to 15% for all net sales of the brands through the year 2035 (“Consumer Products Royalties”). Consumer Products Royalties payments are subject to a minimum amount of $1.5 million and maximum amount of $5.25 million, notwithstanding any other clawbacks or indemnity claims.

In determining the amount of the variable consideration related to Consumer Products Royalties, the Company used the ‘expected value’ method for estimating the variable consideration due to the Company due to the large number of possible scenarios. The Company has estimated the fair value of the variable consideration at $2.5 million. The variable consideration amount will be reduced as royalty payments are received over the term of the agreement and subject to other adjustments to reflect the financing element and other estimates within the transaction. The Company has reflected the assets, liabilities, and results of operations of the consumer products as discontinued operations.

Our Condensed Consolidated Statements of Financial Position and Condensed Consolidated Statements of Operations report discontinued operations separate from continuing operations. Our Condensed Consolidated Statements of Equity and Statements of Cash Flows combine the results of continuing and discontinued operations. A summary of financial information related to discontinued operations is as follows:

Reconciliation of Major Classes of Assets and Liabilities of the Discontinued Operations to Amounts Presented Separately in the Condensed Consolidated Statements of Financial Position as of:

December 31,
2024
Fees receivable, net	$326
Prepaid expenses and other assets	624
Intangible assets, net	2,362
Goodwill	1,052
Assets of discontinued operations	$4,364

Accounts payable, accrued expenses and other	$464
Liabilities of discontinued operations	$464

There were no assets or liabilities of discontinued operations as of September 30, 2025.

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Loss from Discontinued Operations in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Other income and fees	$530	$512	$2,171	$512
Operating expenses
Compensation, related employee benefits, and cost of goods sold	353	396	1,271	396
Sales, distribution and marketing	176	125	799	125
Depreciation and amortization	41	41	164	41
General and administrative expenses	254	136	896	136
Impairment of goodwill	-	-	900	-
Total operating expenses	824	698	4,030	698
Operating income (loss) from discontinued operations	(294)	(186)	(1,859)	(186)
Gain on sale of discontinued operations	214	-	214	-
Income (loss) from discontinued operations before provision for income taxes	(80)	(186)	(1,645)	(186)
Income tax (expense) benefit	17	39	345	39
Income (loss) from discontinued operations, net of tax	$(63)	$(147)	$(1,300)	$(147)

Net cash used in operating activities from discontinued operations were $277 and $52 for the nine months ended September 30, 2025 and 2024, respectively. There were no capital expenditures, depreciation expense, or significant operating investing noncash items related to discontinued operations during the nine months ended September 30, 2025 and 2024, respectively.

Note 4. Investments, at Fair Value

As of September 30, 2025 the Company owned investments in marketable securities with a fair value of $83.1 million.

The following summarizes the Company’s investments accounted for at fair value at September 30, 2025 using the fair value hierarchy:

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Money market cash equivalents	$16,984	$16,984	$-	$-

Investments:
Texas Pacific Land Corporation	$53,867	$53,867	$-	$-
Kinetics Market Opportunities Fund	8,714	-	8,714	-
Kinetics Mutual Funds and ETFs	2,497	-	2,497	-
Kinetics Spin-Off and Corporate Restructuring Fund-Institutional Class	3,240	-	3,240	-
Kinetics Global Fund No Load Class	2,643	-	2,643	-
All other market traded equity securities	3,225	3,225	-	-
CBOE Global Markets	2,378	2,378	-	-
FRMO Corporation	1,726	-	1,726	-
Horizon Kinetics SPAC Active ETF	1,934	-	1,934	-
Grayscale Bitcoin Trust	2,875	2,875	-	-
Totals	$83,099	$62,345	$20,754	$-
Liabilities:
Market traded equity securities - sold short	$(39)	$(39)	$-	$-
Total Liabilities	$(39)	$(39)	$-	$-
Total	$83,060	$62,306	$20,754	$-

The following summarizes the Company’s investments accounted for at fair value at December 31, 2024 using the fair value hierarchy:

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Money market cash equivalents	$7,561	$7,561	$-	$-

Investments:
Texas Pacific Land Corporation	$63,797	$63,797	$-	$-
Kinetics Market Opportunities Fund	8,302	-	8,302	-
Kinetics Spin-Off and Corporate Restructuring Fund-Institutional Class	3,598	-	3,598	-
All other market traded equity securities	2,900	2,900	-	-
Kinetics Global Fund No Load Class	2,416	-	2,416	-
FRMO Corporation	1,916	-	1,916	-
Horizon Kinetics SPAC Active ETF	1,828	-	1,828	-
Grayscale Bitcoin Trust	2,370	2,370	-	-
CBOE Global Markets	1,921	1,921	-	-
Kinetics Mutual Funds and ETFs	2,419	-	2,419	-
Totals	$91,467	$70,988	$20,479	$-
Liabilities:
Market traded equity securities - sold short	$(32)	$(32)	$-	$-
Total Liabilities	$(32)	$(32)	$-	$-
Total	$91,435	$70,956	$20,479	$-

The following summarizes CIPs measured at fair value on a recurring basis were as follows as of September 30, 2025 using the fair value hierarchy:

	September 30, 2025
	Total	Level 1	Level 2	Level 3	NAV as a practical expedient
Money market cash equivalents	$22,742	$22,742	$-	$-	$-

Investments:
Common stocks	$714,056	$714,056	$-	$-	$-
Debt securities	2,010	-	-	2,010	-
Digital asset related exchange-traded and mutual funds	596,322	596,322	-	-	-
Preferred stocks	5,347	5,347	-	-	-
Private equity funds	378	-	-	-	378
Private placements	338,427	252,078	8,325	78,022	2
Digital assets	235,686	235,686	-	-	-
Total investments	$1,892,226	$1,803,489	$8,325	$80,032	$380

Liabilities:
Securities sold short	$(394)	$(394)	$-	$-	$-
Total liabilities	$(394)	$(394)	$-	$-	$-
Total investments, at fair value	$1,891,832	$1,803,095	$8,325	$80,032	$380

The following summarizes CIPs measured at fair value on a recurring basis were as follows as of December 31, 2024 using the fair value hierarchy:

	December 31, 2024
	Total	Level 1	Level 2	Level 3	NAV as a practical expedient
Money market cash equivalents	$28,466	$28,466	$-	$-	$-

Investments:
Common stocks	$803,626	$803,626	$-	$-	$-
Debt securities	1,649	-	-	1,649	-
Digital asset related exchange-traded and mutual funds	541,346	533,435	7,911	-	-
Preferred stocks	3,785	3,785	-	-	-
Preferred equity and other private investments	22,471	-	-	22,471	-
Private equity funds	220	-	-	-	220
Private placements	179,754	-	-	179,752	2
Digital assets	194,565	194,565	-	-	-
Total investments	$1,747,416	$1,535,411	$7,911	$203,872	$222

Liabilities:
Securities sold short	$(566)	$(566)	$-	$-	$-
Total liabilities	$(566)	$(566)	$-	$-	$-
Total investments, at fair value	$1,746,850	$1,534,845	$7,911	$203,872	$222

Changes in Level 3 Assets were as follows:

For the Nine Months Ended September 30,	Debt securities	Preferred equity and other private investments	Private placements	Total Level 3 Assets
Balance at December 31, 2024	$1,649	$22,471	$179,752	$203,872
Change in unrealized appreciation (depreciation), net	361	-	19,511	19,872
Deconsolidation	-	(22,471)	-	(22,471)
Purchases	-	-	44,192	44,192
Sales	-	-	-	-
Change in Level Classification*	-	-	(165,433)	(165,433)
Balance at September 30, 2025	$2,010	$-	$78,022	$80,032

Change in unrealized gains included in net income relating to assets held at end of period	$361	$-	$19,511	$19,872

*Miami International Holdings, Inc., previously a private company held as a Level 3 private placement, went public in August 2025.

Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

as of September 30, 2025	Fair Value	Valuation Technique	Significant Unobservable Inputs
Debt securities	$2,010	Market Approach	Probability of Recovery (21%)
Private placements	$78,022
	36,202	Subject Company Transaction Method	Subject company transaction price per unit
	18,170	Market Approach - Most recent transaction price	Unit price/cost of latest round of financing
	23,650	Market Approach - Most recent transaction price	Unit price/cost of latest round of financing

as of December 31, 2024	Fair Value	Valuation Technique	Significant Unobservable Inputs
Debt securities	$1,649	Market Approach
Preferred equity and other private investments	$22,471
	15,236	Market Approach
	7,078	Market Approach	Offered quotes
	157	Income Approach	Capitalization rate range (7.3% - 7.5%)
Private placements	$179,752
	145,553	Discounted Cash Flow Method and Market Approach	Projected Future Cash Flows Revenue Multiples (range 4.0x - 6.8x) Cost of Capital 13.5%
	25,517	Discounted Cash Flow Method, Market Approach and Subject Company Transaction Method	Projected Future Cash Flows Revenue Multiples (range 3.8x - 5.5X) EBITDA Multiples (range 12.5x - 14.5x) Discount Rate (13.5%)
	8,682	Market Approach - Most recent transaction price	Unit price/cost of latest round of financing

Note 5. Consolidated Investment Products

Consolidated Investment Products (“CIPs”) consist primarily of private proprietary investment funds which are sponsored by the Company. The Company has no right to the CIPs assets, other than its direct equity investments in them and investment management and other fees earned from them. The liabilities of the CIPs have no recourse to the Company’s assets beyond the level of its direct investment; therefore the Company bears no other risks associated with the CIPs liabilities.

The following supplemental condensed financial information illustrates the consolidating effects of the CIPs on the Company’s financial condition and results of operations as of September 30, 2025 and December 31, 2024, respectively, and for the nine months ended September 30, 2025 and 2024, respectively:

	September 30, 2025
	Consolidated Company Entities	Consolidated Investment Products	Eliminations	Consolidated
Assets
Cash and cash equivalents	$37,723	$-	$-	$37,723
Fees receivable	8,345	-	(1,529)	6,816
Investments, at fair value	83,060	-	-	83,060
Assets of consolidated investment products
Cash and cash equivalents	-	24,334	-	24,334
Investments, at fair value	-	1,891,832	-	1,891,832
Other assets	-	23,941	-	23,941
Other investments	247,484	-	(225,708)	21,776
Digital assets	16,198	-	-	16,198
Intangible assets, net	41,292	-	-	41,292
Goodwill	23,373	-	-	23,373
Other assets	12,370	-	-	12,370
Total assets	$469,845	$1,940,107	$(227,237)	$2,182,715

Liabilities, Noncontrolling Interests, and Shareholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$16,420	$-	$-	$16,420
Accrued third party distribution expenses	417	-	-	417
Deferred revenue	60	-	-	60
Liabilities of consolidated investment products
Accounts payable and accrued expenses	-	3,864	-	3,864
Due to affiliates	-	1,575	(1,575)	-
Other liabilities	-	426	-	426
Deferred tax liability, net	80,933	-	-	80,933
Due to affiliates	7,750	-	-	7,750
Operating lease liability	8,868	-	-	8,868
Total liabilities	114,448	5,865	(1,575)	118,738
Commitments and contingencies

Redeemable noncontrolling interests	-	1,750,408	(41,828)	1,708,580

Equity interests	355,397	183,834	(183,834)	355,397
Total liabilities, noncontrolling interests, and shareholders’ equity	$469,845	$1,940,107	$(227,237)	$2,182,715

	Nine Months Ended September 30, 2025
	Consolidated Company Entities	Consolidated Investment Products	Eliminations	Consolidated
Revenue:
Management and advisory fees	$61,240	$-	$(5,775)	$55,465
Other income and fees	345	-		345
Total revenue	61,585	-	(5,775)	55,810

Operating expenses:
Compensation, related employee benefits, and cost of goods sold	24,718	-	-	24,718
Sales, distribution and marketing	12,048	-	-	12,048
Depreciation and amortization	917	-	-	917
General and administrative expenses	7,792	-	(64)	7,728
Expenses of consolidated investment products	-	2,014	64	2,078
Total operating expenses	45,475	2,014	-	47,489
Operating income (loss)	16,110	(2,014)	(5,775)	8,321

Other income (expense):
Equity in earnings of proprietary funds, net	3,589	-	(7,132)	(3,543)
Interest and dividends	1,475	-	-	1,475
Other income (expense)	(530)	-	-	(530)
Investment and other income (losses) of consolidated investment products, net	-	184,133	-	184,133
Interest and dividend income of consolidated investment products	-	6,418	-	6,418
Management fees of consolidated investment products	-	(5,498)	5,498	-
Unrealized (loss) gain on digital assets, net	2,908	-	-	2,908
Realized gain on investments, net	2,229	-	-	2,229
Unrealized gain (loss) on investments net	(8,734)	-	-	(8,734)
Total other income (expense), net	937	185,053	(1,634)	184,356

Income (loss) from continuing operations before provision for income taxes	17,047	183,039	(7,409)	192,677

Income tax (expense) benefit	3,840	-	-	3,840
Net income (loss) from continuing operations, net of tax	20,887	183,039	(7,409)	196,517
Net Income (loss) from discontinued operations, net of tax	(1,300)	-	-	(1,300)
Net income (loss)	$19,587	$183,039	$(7,409)	$195,217
Less: net income (loss) attributable to redeemable noncontrolling interests	-	(149,487)	(26,143)	(175,630)
Net income (loss) attributable to Horizon Kinetics Holding Corporation	$19,587	$33,552	$(33,552)	$19,587

	December 31, 2024
	Consolidated Company Entities	Consolidated Investment Products	Eliminations	Consolidated
Assets
Cash and cash equivalents	$14,446	$-	$-	$14,446
Fees receivable	58,721	-	(50,377)	8,344
Investments, at fair value	91,435	-	-	91,435
Assets of consolidated investment products
Cash and cash equivalents	-	44,306	-	44,306
Investments, at fair value	-	1,746,850	-	1,746,850
Other assets	-	19,247	-	19,247
Other investments	228,870	-	(215,427)	13,443
Digital assets	13,240	-	-	13,240
Intangible assets, net	42,169	-	-	42,169
Goodwill	23,373	-	-	23,373
Assets of discontinued operations	4,364	-	-	4,364
Other assets	6,967	-	(8)	6,959
Total assets	$483,585	$1,810,403	$(265,812)	$2,028,176

Liabilities, Noncontrolling Interests, and Shareholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$21,547	$-	$-	$21,547
Accrued third party distribution expenses	6,522	-	-	6,522
Deferred revenue	222	-	-	222
Liabilities of consolidated investment products
Accounts payable and accrued expenses	-	1,494	(8)	1,486
Due to affiliates	-	50,375	(50,375)	-
Other liabilities	-	2,793	-	2,793
Deferred tax liability, net	95,683	-	-	95,683
Due to affiliates	11,597	-	-	11,597
Liabilities of discontinued operations	464	-	-	464
Operating lease liability	7,379	-	-	7,379
Total liabilities	143,414	54,662	(50,383)	147,693
Commitments and contingencies

Redeemable noncontrolling interests	-	1,574,414	(34,102)	1,540,312

Equity interests	340,171	181,327	(181,327)	340,171
Total liabilities, noncontrolling interests, and shareholders’ equity	$483,585	$1,810,403	$(265,812)	$2,028,176

	Nine Months Ended September 30, 2024
	Consolidated Company Entities	Consolidated Investment Products	Eliminations	Consolidated
Revenue:
Management and advisory fees	$41,735	$-	$(4,458)	$37,277
Other income and fees	288	-	-	288
Total revenue	42,023	-	(4,458)	37,565

Operating expenses:
Compensation, related employee benefits, and cost of goods sold	19,903	-	-	19,903
Sales, distribution and marketing	7,881	-	-	7,881
Depreciation and amortization	1,374	-	-	1,374
General and administrative expenses	7,464	-	(67)	7,397
Expenses of consolidated investment products	-	1,584	67	1,651
Total operating expenses	36,622	1,584	-	38,206
Operating income (loss)	5,401	(1,584)	(4,458)	(641)

Other income (expense):
Equity in earnings of proprietary funds, net	55,752	-	(52,069)	3,683
Interest and dividends	1,261	-	-	1,261
Other income (expense)	(2,857)	-	-	(2,857)
Investment and other income (losses) of consolidated investment products, net	-	442,469	-	442,469
Interest and dividend income of consolidated investment products	-	17,494	-	17,494
Management fees of consolidated investment products	-	-	-	-
Unrealized gain (loss) on digital assets, net	2,792	-	-	2,792
Realized gain on investments, net	342	-	-	342
Unrealized gain (loss) on investments net	24,942	-	-	24,942
Total other income (expense), net	82,232	459,963	(52,069)	490,126

Income (loss) from continuing operations before provision for income taxes	87,633	458,379	(56,527)	489,485

Income tax (expense) benefit	(70,774)	-	-	(70,774)
Net income (loss) from continuing operations, net of tax	16,859	458,379	(56,527)	418,711
Net Income (loss) from discontinued operations, net of tax	(147)	-	-	(147)
Net income (loss)	$16,712	$458,379	$(56,527)	$418,564
Less: net income (loss) attributable to redeemable noncontrolling interests	-	(401,852)	-	(401,852)
Net income (loss) attributable to Horizon Kinetics Holding Corporation	$16,712	$56,527	$(56,527)	$16,712

Note 6. Related Party Transactions

As of September 30, 2025 and December 31, 2024, amounts due to or due from the Company to related party affiliates is summarized as follows:

	September 30, 2025		December 31, 2024
	Receivable	Payable	Receivable	Payable
Horizon Common Inc.	$-	$6,902	$-	$6,948
Proprietary funds	16	-	27	-
FRMO Corporation	12	848	-	4,649
Other affiliated entities	-	-	-	-
	$28	$7,750	$27	$11,597

For the three and nine months ended September 30, 2025 and 2024, amounts recognized from related party affiliates is summarized as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Revenues	Expenses	Revenues	Expenses	Revenues	Expenses	Revenues	Expenses
Proprietary funds	$13,720	$-	$10,194	$-	$43,258	$-	$26,997	$-
FRMO Corporation	2	849	2	642	8	2,671	9	1,802
Consensus Mining & Seigniorage Corp	3	-	3	-	9	-	9	-
HM Tech	-	1	-	3	-	6	-	10
	$13,725	$850	$10,199	$645	$43,275	$2,677	$27,015	$1,812

Certain co-founders of the Company are also shareholders of FRMO Corporation (“FRMO”). FRMO has a right to a 4.2% share of the Company’s gross revenue (prior to any commission sharing agreements) and a 4.4% ownership interest. The Company’s expenses under this agreement are included with Sales, distribution and marketing expenses in the condensed consolidated statement of operations.

The Company has waived, or provides discounted management and advisory fees, for assets under management in proprietary funds or separately managed accounts for FRMO, Horizon Common Inc., Kinetics Holding Corporation and employees of the Company.

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

Common stock equivalents that have been excluded from the calculation of earnings per share because they would have been anti-dilutive are de minimis for the nine months ended September 30, 2025 and 2024, respectively, and have no impact on diluted earnings per share.

Note 8. Segment Information

We previously operated in two operating segments: asset management and consumer products. We chose to organize our business around these segments based on 1) differences in the products and services sold, 2) the availability of discrete financial information, and 3) the reports that are regularly reviewed by the chief operating decision maker for the purpose of assessing performance and allocating resources. Accounting policies for our segments are the same as those described in Note 2. We evaluated segment performance based on several factors, including income or loss before the provision for income taxes.

In the third quarter of 2025, in conjunction with the divestiture of our consumer products, the Company determined that it has one reportable segment. The divestiture of consumer products is described in Note 3.

The following provides information on our segment for the three and nine months ended September 30:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Asset Management	Reconciling Amounts	Total	Asset Management	Reconciling Amounts	Total
Revenue	$19,690	$(1,797)	$17,893	$14,956	$(1,897)	$13,059
Significant segment expense	7,685	-	7,685	7,220	-	7,220
Depreciation and amortization	199	-	199	455	-	455
All other segment expenses	6,314	(20)	6,294	5,745	561	6,306
Operating income (loss)	5,492	(2,543)	2,949	1,536	(2,458)	(922)

Identifiable assets	469,845	1,712,870	2,182,715	360,660	1,259,477	1,620,137

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Asset Management	Reconciling Amounts	Total	Asset Management	Reconciling Amounts	Total
Revenue	$61,585	$(5,775)	$55,810	$42,023	$(4,458)	$37,565
Significant segment expense	24,718	-	24,718	19,903	-	19,903
Depreciation and amortization	917	-	917	1,374	-	1,374
All other segment expenses	19,840	(64)	19,776	15,345	1,584	16,929
Operating income (loss)	16,110	(7,789)	8,321	5,401	(6,042)	(641)

Identifiable assets	469,845	1,712,870	2,182,715	360,660	1,259,477	1,620,137

As of September 30, 2025 and December 31, 2024, all of the Company’s assets were located in the United States of America.

Note 9. Income Taxes

The Company’s income tax provision includes corporate income taxes and other entity level income taxes, as well as income taxes incurred by certain affiliated funds that are consolidated in these financial statements. Income tax (expense) benefit for the three months ended September 30, 2025 and 2024 was $10,370 and $(69,296), respectively. Income tax (expense) benefit for the nine months ended September 30, 2025 and 2024 was $3,840 and $(70,774), respectively.

The Company’s effective income tax rate is dependent on many factors, including the estimated nature and amounts of income and expenses allocated to the non-controlling interests without being subject to federal, state and local income taxes at the corporate level, and other state apportionment factors. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds and co-investment vehicles that are consolidated in the Company’s unaudited condensed consolidated financial statements. For the three and nine months ended September 30, 2025 and 2024, the Company recorded its interim income tax provision utilizing the estimated annual effective tax rate and estimated amounts related to the value of deferred taxes, which can be impacted by state apportionment factors.

The income tax effects of temporary differences give rise to significant portions of deferred tax assets and liabilities, which are presented on a net basis. As of September 30, 2025 and December 31, 2024, the Company recorded a net deferred tax liability of $80.9 million and $95.7 million, respectively, within the Condensed Consolidated Statements of Financial Condition.

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

Note 10. Lease Liabilities

The Company leases office space in primarily five locations, principally the company’s corporate headquarters. The Company’s operating leases have remaining lease terms of one to eleven years.

The Company’s expected future minimum annual lease payments are as follows:

2025 (remainder)	$718
2026	3,124
2027	1,393
2028	850
2029	867
Thereafter	3,408
Total minimum lease payments	$10,360
Less: imputed interest	(1,492)

Total operating lease liability	$8,868

As part of the merger in 2024, the Company acquired an operating lease with annual cash outflows of approximately $0.4 million through 2030 and a sublease agreement with annual expected cash inflows of approximately $0.3 million though 2027. During 2025, the Company entered into two non-cancelable operating leases that have not yet commenced for replacement and additional office space for seven to 15 years. The table above excludes $27.3 million of legally binding lease payments for these leases signed but not yet commenced.

Note 11. Commitments and Contingencies

Mutual and proprietary fund expense reimbursement

The Company has voluntarily agreed to certain expense reimbursement agreements in place with Kinetics Mutual Funds Inc. (“Kinetics Funds”) that are renewed annually by the Investment Adviser at its discretion. Each of the Kinetics Funds has an agreed upon expense percentage cap (“Cap”) with the Company. When the overall expenses of the Kinetics Funds for the month reach an agreed upon level, any expenses incurred above the Cap are reimbursed by the Company to the Kinetics Funds. In accordance with the private placement memoranda of certain hedge funds the Company manages (the “Funds”), the Investment Adviser has agreed to reimburse any expenses incurred above a predetermined Cap to the Funds. For the three months ended September 30, 2025 and 2024, the Company reimbursed to the Kinetics Funds $351 and $488, respectively. For the nine months ended September 30, 2025 and 2024, the Company reimbursed to the Kinetics Funds $1,127 and $1,181, respectively. These reimbursements are included on the condensed consolidated statement of operations as a reduction of revenue.

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

Note 12. Subsequent events

On November 11, 2025, the Company's Board of Directors declared a cash dividend of $0.106 per share, payable on December 17, 2025 to shareholders of record as of the close of business on November 25, 2025.

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

Overview

HKHC is a research driven, fundamentals-oriented asset manager serving institutions, individuals and financial professionals. It provides investment management services through its wholly-owned subsidiary and registered investment adviser, Horizon Kinetics Asset Management LLC. Through this subsidiary, it manages a number of strategies, most of which are focused on publicly-traded equity securities, but also private investments and digital assets. To accommodate different investing preferences, HKHC’s offerings can be accessed in a variety of ways, including through mutual funds, ETFs, a closed end fund, separately managed accounts that can be customized to the unique investment objectives and risk tolerances of individual clients, and, for qualified investors, via private proprietary partnerships typically known as alternative investments. HKHC raises capital for and manages these strategies, and it earns a management fee that varies among products. In certain instances, the fee it earns is tied to the performance of the account. HKHC also produces a number of research reports and compendia that are sold mainly to institutions, as it believes that the discipline required to produce written research encourages thorough qualitative and quantitative analysis. As of September 30, 2025, the Company had regulatory assets under management ("AUM") of $10.4 billion.

HKHC also manages a portfolio of investment securities for its own benefit, which has historically impacted and is expected to impact future results of operations, often significantly so. As of September 30, 2025, we held investment securities (at fair value) of $83.1 million, which represented 3.8% of total assets. In addition, we have invested alongside our clients and devoted capital to a variety of the proprietary alternative investment funds managed by the Company. As of September 30, 2025, HKHC’s investments in these proprietary funds are approximately $248 million.

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

The Company is also entitled to receive incentive fees on proprietary partnerships if certain performance returns have been achieved as stipulated in the governing documents of the applicable fund. Incentive fees are generated when certain returns exceed a previously established high water mark. The incentive fees are calculated as a percentage of the gains experienced, typically 20%, based on the agreement with each partner in the respective fund. Incentive fees are not subject to claw back as a result of performance declines in subsequent periods to the most recent measurement date. Incentive fees, if earned, are recognized upon completion of the contractually determined measurement period, which are generally annually, or when a client redeems their interest. Incentive fees are subject to the uncertainty of market volatility, and as a result, the entire amount of the variable consideration related to incentive fees is constrained until the end of each measurement period when the uncertainty has been resolved. Management and incentive fees earned from consolidated investment products are eliminated from revenue upon consolidation, however the economic benefit to the HKHC shareholders’ is retained through lower amounts attributable to the redeemable noncontrolling interests. Unearned incentive fees resulting from the performance of the Company’s proprietary funds for the nine months ended September 30, 2025 were approximately $26.9 million. These unearned incentive fees are subject to change based on market prices and are generally expected to be resolved once it is probable that a significant reversal of revenue will not occur. Certain funds with aggregate unearned incentive fees of $18.2 million are not expected to be resolved until the first quarter of 2026, or later.

A small number of clients with certain separately managed accounts may pay incentive fees in addition to or in lieu of management fees, if their portfolio achieves positive investment returns, in certain cases, in excess of an agreed benchmark or hurdle rate. Typically, such fees are paid annually upon crystallization or when a client closes their investment and are not accrued prior to being earned. These unearned performance fees are subject to change based on market prices and generally expected to be resolved during the fourth quarter of 2025, once it is probable that a significant reversal of revenue will not occur.

Business Highlights in the third quarter of 2025

Total revenue

•
HKHC’s quarterly and year-to-date revenues were favorable comparisons to the prior year as a result of increasing AUM at our mutual funds, ETFs, separately managed accounts and proprietary funds due to their favorable performance.
•
The Company completed a disposal transaction of our consumer product group brands. While this disposal will reduce product revenues, the transaction proceeds are expected to provide the Company with royalties through 2035.

Assets under management

•
AUM for the three months ended September 30, 2025 decreased by approximately $0.1 billion, or 1%, to $10.4 billion, due primarily to market value changes of certain key holdings across the Company’s mutual funds, ETFs and separately managed accounts (SMAs). The market value of Texas Pacific Land Corporation (“TPL”), which is widely held across HKHC’s proprietary funds and SMAs, decreased 11.6% during the quarter and 15.6% year-to-date. Those decreases were partially offset by increases in Grayscale Bitcoin Trust (“GBTC”), which is also widely held across HKHC’s proprietary funds, of 5.8% during the quarter and 21.3% year-to-date.
•
The Company has launched investment products during 2025, including private funds as well as an actively managed ETF focused on companies domiciled in Japan, with locally driven revenues that are specifically operated by individuals who have significant ownership in the company (ticker: JAPN).

Investment performance

•
HKHC maintains a portfolio for investment purposes and has also invested substantial capital in its proprietary funds alongside client investors. For the three months ended September 30, 2025 there was a decrease of $7.0 million in the fair value of this portfolio primarily due to the decrease in the TPL securities held directly by HKHC. The change in the fair value of HKHC’s investments is reported in unrealized gain (loss) on investments, net in the accompanying Consolidated Statement of Operations. For the three months ended September 30, 2025, HKHC’s equity in earnings (losses) in proprietary funds was a $2.0 million loss. This equity loss is primarily the result of several proprietary funds holding primarily TPL assets (Polestar, Horizon Kinetics Hard Assets, Kinetics Institutional Partners and Kinetics Partners). This performance was partially offset by proprietary funds holding Bitcoin or related assets (Horizon Kinetics Equity Fund Opportunities and Horizon Kinetics Multi-Strategy funds).
•
The Company’s consolidated investment products experienced mixed performance during the third quarter of 2025. Specifically, the Horizon Kinetics Equity Opportunities Fund and South Lasalle Partnership were the largest contributors collectively representing approximately $178 million of net income for the three months ended September 30, 2025, which includes the impact of private funds holding the MIAX security that completed an initial public offering during the period as well as a variety of GBTC and related investments. However, those gains were partially offset by the Polestar funds, which incurred net loss of approximately $40 million due to their concentration in TPL.

Results of Operations for the three months ended September 30, 2025

Revenues

Management and advisory fees

The Company’s total management and advisory fees increased approximately $4.7 million, or 36%, for the three months ended September 30, 2025 compared to the prior year. This increase is primarily the result of higher management fees resulting from our mutual funds and ETFs due to higher AUM during the quarter as both experienced net cash inflows.

Other income and fees

Other income and fees includes revenues resulting from the Company’s research services and digital asset mining activities.

Operating Expenses

Compensation, employee benefits, and cost of goods sold

The Company’s operating expenses include employee compensation for investment professionals and other management personnel. HKHC’s compensation costs for the three months ended September 30, 2025 increased by approximately $0.5 million, or 6%, compared to the prior year due to higher internal commissions and additional personnel joining the Company during 2025.

Sales, distribution and marketing expenses

For the three months ended September 30, 2025, sales, distribution and marketing expenses increased $0.8 million, or 27%, compared to the prior quarter, as the result of higher amounts of $0.2 million due to FRMO pursuant to its revenue sharing agreement with HKHC, higher platform fees, incentive fee commissions and other management fee commissions earned due to generally increasing AUM and management fees during the quarter, and fulfillment costs associated with sales of consumer products.

Depreciation, amortization and impairment

Depreciation and amortization decreased for the three months ended September 30, 2025 as compared to the prior year due certain intangible assets becoming fully amortized during the year.

General and administrative expenses

For the three months ended September 30, 2025, general and administrative expenses decreased by $0.2 million, or 8%, compared to the prior quarter. The Company experienced certain lower accounting, professional, and legal fees during the three months ended September 30, 2025 as a result of the prior year’s merger transaction.

Equity earnings (losses), net

Equity earnings (losses), net was a $2.0 million loss for the three months ended September 30, 2025, compared to $1.6 million of earnings in the prior year. The change was due primarily to decreases in the fair value of holdings at Horizon Kinetics Hard Assets, LLC as compared to the prior year.

Interest and dividend income

Interest and dividend income decreased by $0.4 million for the three months ended September 30, 2025 as compared to the prior year due to a special dividend received from TPL during the three months ended September 30, 2024.

Unrealized gain on digital assets, net

Unrealized gain on digital assets, net increased by $1.4 million for the three months ended September 30, 2025, compared to the prior year, primarily due to increases in the value of Bitcoin.

Unrealized gain (loss) on investments, net

For the three months ended September 30, 2025, unrealized gains (losses) on investments decreased by $18.4 million compared to the prior year. This decrease was due primarily to the unrealized losses on TPL stock during the three months ended September 30, 2025 resulting from its approximately 12% decrease in its fair value as compared to the 21% increase in the third quarter of 2024.

Income tax benefit (expense)

The Company recognizes deferred income taxes related to the tax basis differences for certain assets, principally unrealized gains in various investments, digital assets and indefinite lived intangible assets from the Company’s 2011 merger transaction. During periods prior to June 30, 2024, the Company was an LLC and was generally not subject to federal or state income taxes as its income and losses are included in the tax returns of its members. On July 1, 2024, the Company filed to convert from an LLC to a C-Corp for federal and state income taxes. As a result, the Company recognized a deferred income tax expense of $59.7 million related to the tax basis differences. Due to additional unrealized gains of investment securities and proprietary funds during the third quarter of 2024, the Company recorded an additional $8.9 million of deferred tax expense. During the third quarter of 2025, the Company adjusted our estimated income tax rate used to value deferred income taxes due to certain state apportionment factors, which resulted in the recording of a non-cash deferred income tax benefit during the period of $8.7 million.

The Company has paid $4.0 million and $11.1 million, respectively, in federal and various state and local income taxes during nine months ended September 30, 2025 and year ended December 31, 2024, respectively, subsequent to the conversion to a C-Corp.

Redeemable Non-Controlling Interests

Net income attributable to redeemable non-controlling interests in Consolidated Investment Products represents the income attributable to ownership interests that third parties hold in entities that are consolidated within our consolidated financial statements. During the third quarter of 2025 the amounts attributable to noncontrolling interests changed correspondingly to the performance of our proprietary funds.

Consolidated Investment Products

Consolidated Investment Products represented a significant portion of our AUM as of September 30, 2025. The activity of the consolidated investment products is reflected within the consolidated financial statement line items indicated by reference thereto. The impact of consolidation will typically decrease management fees and incentive fees, if any, reported under GAAP to the extent these amounts are eliminated upon consolidation. The assets and liabilities of our Consolidated Investment Products are held within separate legal entities and, as a result, the liabilities of our consolidated investment products are typically non-recourse to us. Generally, the consolidation of our consolidated investment products has a significant gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to us or our stockholders’ equity.

The following table presents the results of operations of the consolidated investment products:

	Three Months Ended September 30,
	2025	2024
Expenses of consolidated investment products	$(2,486)	$(2,626)
Investment and other income (losses) of consolidated investment products, net	129,399	142,620
Interest and dividend income of consolidated investment products	1,627	8,888
Net income (loss) of consolidated investment products	128,540	148,882

Less: Incentive fees allocated to Horizon Kinetics Holding Corporation	(57)	-
Less: Amount attributable to Horizon Kinetics Holding Corporation economic interests	1,017	(18,491)
Net income attributable to redeemable non-controlling interests in consolidated funds	$129,500	$130,391

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

Results of Operations for the nine months ended September 30, 2025

Revenues

Management and advisory fees

HKHC’s total management and advisory fees increased approximately $18.2 million, or 49%, for the nine months ended September 30, 2025 compared to the prior year. This increase is primarily the result of higher management fees resulting from our mutual funds, ETFs and separately managed accounts due to higher AUM during the quarter as both experienced net cash inflows.

Other income and fees

Other income and fees for the nine months ended September 30, 2025 includes revenues resulting from the Company’s research services and digital asset mining activities.

Operating Expenses

Compensation, employee benefits, and cost of goods sold

The Company’s operating expenses include employee compensation for investment professionals and other management personnel. The Company’s compensation costs for the nine months ended September 30, 2025 increased by approximately $4.8 million, or 24%, compared to the prior year due to higher internal commissions as well as higher costs for certain non-commissioned employees and additional hiring that occurred during 2025.

Sales, distribution and marketing expenses

For the nine months ended September 30, 2025, sales, distribution and marketing expenses increased $4.2 million, or 53%, compared to the prior year, principally the result of higher commissions with respect to separately managed accounts, higher amounts of $0.9 million due to FRMO pursuant to its revenue sharing agreement with HKHC and higher mutual fund platform fees of $2.0 million during the period.

Depreciation, amortization and impairment

Depreciation and amortization decreased for the nine months ended September 30, 2025 as compared to the prior year due certain intangible assets becoming fully amortized during the year.

General and administrative expenses

For the nine months ended September 30, 2025, general and administrative expenses increased by $0.3 million, or 4%, compared to the prior year, as a result of certain legal and professional fees associated with the audit as well as the impact of certain new franchise taxes. The Company also began incurring Director fee costs of $0.3 million for the nine month period that did not exist for a portion of the prior comparable period.

Equity earnings (losses), net

Equity earnings (losses), net decreased by $7.2 million for the nine months ended September 30, 2025 compared to the prior year. The change was due primarily to decreases in the fair value of holdings at Horizon Kinetics Hard Assets, LLC as compared to the prior year which declined in fair value.

Interest and dividend income

Interest and dividend income increased by $0.2 million for the nine months ended September 30, 2025 as a result of higher average cash and money market balances during the period. This increase was partially offset by a special dividend received from TPL during the nine months ended September 30, 2024.

Unrealized gain on digital assets, net

Unrealized gain on digital assets, net increased by $0.1 million for the nine months ended September 30, 2025, compared to the prior year, primarily due to the relatively smaller increase in the fair value of Bitcoin.

Unrealized gain (loss) on investments, net

For the nine months ended September 30, 2025, unrealized gains (losses) on investments decreased by $33.7 million compared to the prior year. This increase was due primarily to the 15.6% unrealized loss on TPL stock during the nine months ended September 30, 2025 as compared to its unrealized gain of 69% during the nine months ended September 30, 2024.

Income tax benefit (expense)

The Company recognizes deferred income taxes related to the tax basis differences for certain assets, principally unrealized gains in various investments, digital assets and indefinite lived intangible assets from the Company’s 2011 merger transaction. During periods prior to June 30, 2024, the Company was an LLC and was generally not subject to federal or state income taxes as its income and losses are included in the tax returns of its members. On July 1, 2024, the Company filed to convert from an LLC to a C-Corp for federal and state income taxes. As a result, the Company recognized a deferred income tax expense of $59.7 million related to the tax basis differences. Due to additional unrealized gains of investment securities and proprietary funds during the third quarter of 2024, the Company recorded an additional $8.9 million of deferred tax expense. During the third quarter of 2025, the Company adjusted our estimated income tax rate used to value deferred income taxes due to certain state apportionment factors, which resulted in the recording of a non-cash deferred income tax benefit during the period of $8.7 million.

The Company has paid $4.0 million and $11.1 million, respectively, in federal and various state and local income taxes during nine months ended September 30, 2025 and year ended December 31, 2024, respectively, subsequent to the conversion to a C-Corp.

Redeemable Non-Controlling Interests

Net income attributable to redeemable non-controlling interests in Consolidated Investment Products represents the income attributable to ownership interests that third parties hold in entities that are consolidated within our consolidated financial statements. During the nine months ended September 30, 2025 the amounts attributable to noncontrolling interests changed correspondingly to the performance of our proprietary funds.

Consolidated Investment Products

Consolidated Investment Products represented a significant portion of our AUM as of September 30, 2025. The activity of the consolidated investment products is reflected within the consolidated financial statement line items indicated by reference thereto. The impact of consolidation also typically will decrease management fees and incentive fees reported under GAAP to the extent these amounts are eliminated upon consolidation. The assets and liabilities of our Consolidated Investment Products are held within separate legal entities and, as a result, the liabilities of our consolidated investment products are typically non-recourse to us. Generally, the consolidation of our consolidated investment products has a significant gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to us or our stockholders’ equity.

The following table presents the results of operations of the consolidated investment products:

	Nine Months Ended September 30,
	2025	2024
Expenses of consolidated investment products	$(7,511)	$(6,617)
Investment and other income (losses) of consolidated investment products, net	184,133	442,469
Interest and dividend income of consolidated investment products	6,418	17,494
Net income (loss) of consolidated investment products	183,040	453,346

Less: Incentive fees allocated to Horizon Kinetics Holding Corporation	(277)	-
Less: Amount attributable to Horizon Kinetics Holding Corporation economic interests	(7,133)	(51,494)
Net income attributable to redeemable non-controlling interests in consolidated funds	$175,630	$401,852

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

Liquidity and Capital Resources

At September 30, 2025, the Company had $37.7 million of cash and cash equivalents. We believe that our cash and cash equivalents at September 30, 2025 will be sufficient to fund operations for at least one year from the date of this report.

The Company also had $83.1 million of investments, at fair value. These investments include $54 million held in a single security, approximately 57,696 shares of TPL. During the nine months ended September 30, 2025 the fair value of HKHC’s TPL holdings increased due to the capital contribution on July 1 that included shares of TPL and due to the approximately year-to-date changes in the fair value of TPL common shares. The Company may be limited in its ability to sell this security due to our status as an affiliate of TPL.

In the normal course of business, we may engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, commitments, indemnifications, and potential contingent repayment obligations. We do not have any off-financial position arrangements that would require us to fund losses or guarantee target returns to clients.

The Company’s Board of Directors has determined an expected quarterly dividend policy that is based on the Company’s quarterly performance. The Board of Director’s may consider other relevant factors that are relevant to the final determination of a quarterly dividend, if any. On November 11, 2025, the Company's Board of Directors declared a cash dividend of $0.106 per share, payable on December 17, 2025 to shareholders of record as of the close of business on November 25, 2025.

The following table and discussion summarize our Condensed Consolidated Statement of Cash Flows:

	Nine Months Ended September 30,
	2025	2024	Variance
Net cash used in operating activities	$(40,274)	$(11,183)	$(29,091)
Net cash provided by investing activities	22,143	2,582	19,561
Net cash provided by (used in) financing activities	21,436	(11,807)	33,243
	$3,305	$(20,408)	$23,713

Operating cash flows

Net cash used in operating activities increased by $29.1 million for the nine months ended September 30, 2025 compared to the prior year. The increase was primarily the result of earnings, net of and working capital changes during the period. Operating activities of the consolidated investment products include purchases and sales of investment securities.

Investing cash flows

Net cash provided by investment activities increased by $19.6 million for the nine months ended September 30, 2025 as compared to the prior year. The Company sold certain securities that were received as incentive fee payments related to the 2024 performance. The Company also contributed certain investment securities of $11.5 million to obtain additional equity interests in Horizon Kinetics Hard Assets, LLC (a non-cash investment activity). The Company also deconsolidated a consolidated investment product that resulted in a $5.0 million decrease in cash and cash equivalents.

Financing cash flows

The Company’s cash flows from financing activities included $3.0 million of dividend payments as compared to $4.1 million of distributions paid to members of Horizon Kinetics in the prior year period. The Company ceased payment of distributions subsequent to the closing of the merger in August 2024. During the nine months ended September 30, 2025 the Company had net inflows from contributions to the consolidated investment products, primarily from the launch of new products, as compared to net redemptions in the comparable prior period.

Contractual Cash Obligations and Other Commercial Commitments

The Company’s contractual cash obligations and other commercial commitments is limited to certain operating leases for office space as summarized below:

	Payments Due by Period
	Total	2025 (remainder)	2026 and 2027	2028 and 2029	Thereafter
	(dollars in thousands)
Contractual Cash Obligations:
Operating leases	$10,360	$718	$4,517	$1,717	$3,408
Total contractual obligations	$10,360	$718	$4,517	$1,717	$3,408

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2025, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025 due to a material weakness in our internal control over financial reporting described below.

Notwithstanding the material weakness, which still existed as of September 30, 2025, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the condensed consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

Material Weaknesses

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s financial statements will not be prevented or detected on a timely basis. During 2024, management identified a material weakness with respect to a lack of IT general controls over certain third-party systems. This material weakness still existed as of September 30, 2025.

During 2025, the Company hired additional trained professionals to our finance department, who have technical accounting expertise perform additional account control procedures. The process of remediating these material weaknesses will continue until these staff and other internal control procedures operate for a period of time, our controls are tested, and the Company is able to conclude that such internal controls are operating effectively. The Company cannot provide assurance that these procedures will be successful in identifying material errors that may exist in the financial statements. The Company cannot make assurances that it will not identify additional material weaknesses in its internal control over financial reporting in the future.

During the third quarter of 2025, management completed the implementation of additional supervisory review procedures of account reconciliations and valuations of certain significant accounts, including certain intercompany and related party accounts and related elimination entries, and have addressed design elements related to the segregation of duties in certain areas of the financial reporting process, including the review of technical accounting implementations and conclusions over critical accounting estimates, the review of the consolidated financial statements, and the review and approval over disbursements and accounts payable. These procedures implemented also included the review of the consolidation in the financial statements of certain proprietary funds related to variable interest entity funds.

We have performed testing to evaluate the operating effectiveness of these remediation measures. Based on the results of our testing, we have concluded that the aforementioned material weaknesses related to the ineffective design or implementation of certain account reconciliations over significant accounts have been remediated as of September 30, 2025.

Changes in Internal Control over Financial Reporting

Other than the changes in connection with our implementation of the material weakness remediation plan discussed above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HORIZON KINETICS HOLDING CORPORATION

Date:	November 13, 2025	By:	/s/ Murray Stahl
Murray Stahl Chief Executive Officer

Date:	November 13, 2025	By:	/s/ Mark A. Herndon
Mark A. Herndon Chief Financial Officer