Form 10-K
period 2025-12-31
Horizon Kinetics Holding Corp
filed 2026-03-12
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2025, was $370,353,889.

The number of shares of Registrant’s Common Stock outstanding as of March 9, 2026 was 18,635,321.

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
•
Certain investments represent a material portion of our total assets. If these investments’ operating or market performance deteriorates for any reason, then the Company’s resulting investment management and advisory fees and reputation could be negatively impacted.
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
•
The capital markets are susceptible to periods of disruption and economic uncertainty. Such market conditions can materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.

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

Assets Under Management

Horizon Kinetics’ principal source of revenue is generated from the advisory fee income earned from managing client accounts pursuant to investment advisory and sub-advisory agreements. The fees earned, which include both management and performance fees, depend upon several factors, including the investment strategy, size of account and servicing needs. Cash flows from client subscriptions and redemptions as well as market fluctuations impact the level of the Company’s assets under management, and therefore, its revenues. Assets under management as of December 31, 2025 and 2024 were approximately $9.6 and $9.8 billion, respectively. The Company’s recent history of assets under management is presented below.

Assets Under Management
5-Year AUM CAGR of 14.9%
$ in Billions
$4.8
$6.9
$8.0
$6.5
$9.8
$9.6
2020
2021
2022
2023
2024
2025

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

Horizon Kinetics has no debt. Further, the Company has made substantial investments in technological infrastructure and senior management personnel, which has enhanced the overall client experience and has increased the capacity of the investment team.

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

Growth Strategy

Horizon Kinetics intends to grow its business by producing superior returns for its clients thereby growing its asset base and by attracting new assets through current and additional products and services that are sufficiently differentiated from mainstream competitors. The Company may also explore opportunities to grow its business through acquisitions, partnerships, investments or other strategic transactions. Such future growth will depend, in part, on Horizon Kinetics’ ability to maintain adequate financial, regulatory and business controls, provide current and future investors with accurate and consistent reporting, and train, manage and appropriately size its work force and other components of the business on a timely and cost-effective basis.

Our Investment Products

Horizon Kinetics manages a variety of investment offerings on behalf of our clients through ETFs, mutual funds, private funds and separately managed accounts. More information about these products can be found at https://horizonkinetics.com/products/. A description of some of our investment products follows:

Horizon Kinetics Inflation Beneficiaries ETF

The Horizon Kinetics Inflation Beneficiaries ETF is an actively managed ETF that seeks long-term growth of capital in real (inflation-adjusted) terms. It seeks to achieve its investment objective by investing primarily in domestic and foreign equity securities of companies that are expected to benefit, either directly or indirectly, from rising prices of real assets (i.e., assets whose value is mainly derived from physical properties such as commodities) such as those whose revenues are expected to increase with inflation without corresponding increases in expenses. The Inflation Beneficiaries ETF had net assets of $1.4 billion and $1.1 billion at December 31, 2025 and 2024, respectively. Its NAV performance was 17.96% in 2025 and 13.98% annualized since inception.

Paradigm Fund

The Paradigm Fund is a non-diversified all-cap fund comprised of investments the Company believes are undervalued, that have, or are expected to soon have, high returns on equity and that are well positioned to reduce their costs, extend the reach of their distribution channels and experience significant growth in their assets or revenues. These companies are often misunderstood or underappreciated whose businesses exhibit long product life cycles and have substantial barriers to entry. Proprietary in-house research sources original investment opportunities in companies for which investors fail to distinguish between permanent and transitory problems. The strategy seeks to capture long-term results commensurate with the returns of companies’ underlying businesses and has historically low turnover. The Paradigm Fund had net assets of $1.0 billion and $1.3 billion at December 31, 2025 and 2024, respectively. Its NAV performance was -14.59% in 2025 and 11.31% annualized since its inception in 1994.

Small Cap Opportunities Fund

The Small Cap Opportunities Fund is a small-cap fund seeking to invest in fundamentally undervalued companies with market capitalizations at or below the highest market capitalization of a component security within the S&P 600® SmallCap Index. Investments are concentrated in companies that have a small market capitalization with the potential to expand to higher valuations either through revaluation, growth or a combination thereof. The Fund targets companies with substantial barriers to entry, long product life cycles and sound capital structures; on occasion the fund invests in less mature companies in the process of developing a superior product or market niche. The Small Cap Opportunities Fund had net assets of $446.5 million and $465 million at December 31, 2025 and 2024, respectively. Its NAV performance was -8.66% in 2025 and 12.22% annualized since its inception in 1994

Polestar Funds

Polestar Funds (onshore and offshore) are private funds that attempt to capitalize on inefficiencies in the markets brought about by artificial structures placed upon them by other investors. These inefficiencies include an overemphasis on short-term results. We believe that one can capture potentially significant expected return opportunities by extending one’s investment horizon beyond the threshold of the typical investor. Associated with this strategy are long holding periods for individual positions, which may be heavily concentrated, and, consequently, low portfolio turnover. We invest solely on the basis of our own internal research. The Polestar Funds had combined net assets of $585.9 million and $702.8 million at December 31, 2025 and 2024, respectively. The Polestar Funds are included within the Company’s consolidated investment products of the consolidated financial statements.

Horizon Kinetics Equity Opportunities Fund

Horizon Kinetics Equity Opportunities Fund is a private fund with multiple classes, each with varying investment objectives. The fund holds within the applicable fund classes investments in digital assets, such as Bitcoin, publicly available equity securities and a variety of private investments. Horizon Kinetics Equity Opportunities Fund (all classes) had net assets of $621.6 million and $510.7 million at December 31, 2025 and 2024, respectively. The Horizon Kinetics Equity Opportunities Fund is included within the Company’s consolidated investment products of the consolidated financial statements.

Horizon Multi-Strategy Funds

Horizon Multi-Strategy Funds (onshore and offshore) are private funds whose methodology is rooted in a value orientation which entails in-house research emphasizing detailed evaluations of company business models and their potential impairment risks as opposed to shorter term volatility risk. This can reveal securities with asymmetric expected return properties - those for which reward potential is believed to exceed downside risk, both in magnitude and probability. The realization of that benefit typically requires the discipline to invest for a long holding period and relative insensitivity to near term price behavior. Horizon Multi-Strategy Funds had net assets of approximately $210.3 million and $244.6 million at December 31, 2025 and 2024, respectively. The Horizon Multi-Strategy Funds are included within the Company’s consolidated investment products of the consolidated financial statements.

Separately Managed Accounts

Horizon Kinetics also offers individual clients separate accounts with a variety of thematic strategies, across market capitalizations and geographies, including core value, small cap, research select, strategic value, large cap, spin off, Asia opportunity, all-Cap and Japan Special opportunity. The Company had approximately $4.1 billion and $4.5 billion of assets under management pursuant to these various strategies at December 31, 2025 and 2024, respectively.

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

Employees

As of December 31, 2025, Horizon Kinetics had 81 employees, 20 of which were considered investment professionals. The management of the business is currently overseen by an Executive Management Committee that meets regularly to discuss strategy and operational matters. Investments are overseen by an Investment Committee that meets periodically with the team of investment professionals, marketing and compliance staff to review market conditions, existing and potential investments, and other strategic initiatives. Horizon Kinetics strives to create a supportive environment that encourages employees to continuously develop their skills.

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

Properties

Horizon Kinetics leases offices in New York, NY, White Plains, NY, Summit, NJ, Greenwich, CT and Charlotte, NC.

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

Horizon Kinetics’ business is materially affected by conditions in the global financial markets and economic and political conditions throughout the world that are outside our control, such as interest rates, availability and cost of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation and asset managers), trade barriers, commodity prices, currency exchange rates and controls, national and international political circumstances (including wars, terrorist acts or security operations), natural disasters and/or pandemics. These factors are outside Horizon Kinetics’ control and may affect the level and volatility of asset prices or securities prices and the liquidity and the value of investments held by its funds, and it may not be able to or may choose not to manage its or its funds’ exposure to these conditions. In the event of a market downturn, including from the impact of and geopolitical events, potential future disruptions in access to bank deposits or lending commitments due to bank failures, each of Horizon Kinetics’ businesses and funds will be affected in different ways.

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

A number of Horizon Kinetics’ funds and separately-managed accounts (“SMAs”), hold significant investments in Texas Pacific Land Corporation (“TPL”). In many cases, such investments represent a material portion of the fund’s or SMA’s total assets. If TPL’s operating or market performance deteriorates for any reason, then Horizon Kinetics’ resulting investment management advisory fees and reputation could be negatively impacted.

Murray Stahl is a member of the Board of Directors of Texas Pacific Land Corporation, a large holding in many funds and SMAs by Horizon Kinetics. In many cases, such investments represent a material portion of the SMA’s or fund’s assets. On December 31, 2025 and 2024, respectively, approximately 65% and 41% of Horizon Kinetics’ AUM consisted of common stock of TPL. This significant investment and corresponding lack of diversification disproportionately exposes Horizon Kinetics’ funds and SMAs to fluctuations in TPL’s stock price, which therefore affects Horizon Kinetics’ assets under management, and as a result, its fee income. In addition, Horizon Kinetics is itself invested in TPL. On December 31, 2025 and 2024, respectively, approximately $49.7 million and $63.8 million of Horizon Kinetics’ assets consisted of common stock of TPL.

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

Horizon Kinetics has exposure to cryptocurrencies, such as Bitcoin, through direct investments (approximately $12.5 million as of December 31, 2025 ), and indirectly through investment funds, including the Grayscale Bitcoin Trust ETF and similar exchange-traded funds that offer exposure to bitcoin. In addition, the funds and SMAs managed have exposure to other cryptocurrencies, with approximately 14% and 15% of AUM as of December 31, 2025 and 2024, respectively, consisting of total cryptocurrency investments, which can significantly affect adviser fees and assets under management.

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

Horizon Kinetics depends on the efforts, skill, reputations and business contacts of its senior executives, including its founders, Murray Stahl, Steven Bregman and Peter Doyle, and other key executive officers. Accordingly, its success will depend on the continued service of these individuals, who are not party to employment agreements and are not obligated to remain employed with the combined company after the merger in the prior year with Scott’s Liquid Gold-Inc, a consumer products division. The loss of the services of any of these senior executives could have a material adverse effect on Horizon Kinetics’ revenues, net income and cash flows and could harm its ability to maintain or grow assets under management or raise additional funds in the future.

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

Horizon Kinetics earns investment management and advisory fees based on a percentage of the value of its assets, and in certain instances, based on a percentage of the appreciation of the account, if any. When its funds or separately-managed accounts perform poorly, whether as a result of changes in equity market prices, interest rates, cryptocurrency prices, or other assets, or in response to geopolitical conditions, including wars and actions taken by central banks, both domestic and foreign, Horizon Kinetics’ revenue, net income and cash flow declines because the value of its assets under management decreases, which results in a reduction in management and incentive fees, if any.

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
•
some of Horizon Kinetics’ competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively for investments that Horizon Kinetics wants to make on behalf of its funds or through private accounts;
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

The capital markets are susceptible to periods of disruption and economic uncertainty. Such market conditions can materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on Horizon Kinetics’ business and operations.

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

Additionally, the disruption in economic activity caused by the COVID-19 pandemic, Russia’s military invasion of Ukraine, conflict in the Middle East and recent disruptions in access to bank deposits or lending commitments due to bank failures has had, and may continue to have, a negative effect on the potential for liquidity events involving Horizon Kinetics or the investments of its funds or SMAs. An inability to raise incremental capital could have a material adverse effect on Horizon Kinetics’ business, results of operations and financial condition.

Further, market conditions may make it difficult to raise equity capital, extend the maturity of or refinance its existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on Horizon Kinetics’ business. The debt capital available to Horizon Kinetics in the future, if available at all, may bear a higher interest rate and may be available only on terms and conditions less favorable than those of its existing debt and such debt may need to be incurred in a rising interest rate environment. Any inability to extend the maturity of or refinance existing debt, or to obtain new debt, could have a material adverse effect on Horizon Kinetics’ business, financial condition or results of operations.

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

We have previously identified material weaknesses in our internal control over financial reporting.

Based on management’s assessment, we have previously identified material weaknesses in our controls related to (a) producing timely account reconciliations and valuations of certain significant accounts, including certain intercompany and related party accounts and related elimination entries, (b) a lack of segregation of duties in certain areas of the financial reporting process, including a lack of adequate supervisory review of technical accounting implementations, lack of IT general controls over certain third-party systems, conclusions over critical accounting estimates, and review of the consolidated financial statements, and (c) insufficient supervisory review and approval of key controls over disbursements and accounts payable.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

As of December 31, 2025, the material weaknesses were remediated, and we have concluded that our internal control over financial reporting was effective. However, we recognize that maintaining adequate internal control over financial reporting will continue to require significant management attention and expense, and we may identify other material weaknesses in future periods.

If additional material weaknesses or significant deficiencies in our internal control over financial reporting or in our disclosure controls occur in the future, our future consolidated financial statements or other information filed with the SEC may contain material misstatements and could require a restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in the market value of our securities.

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

ITEM 2. PROPERTIES.

Horizon Kinetics leases offices in New York, NY, White Plains, NY, Summit, NJ, Greenwich, CT and Charlotte, NC.

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

PART II

(in thousands, except per share data)

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our $0.10 par value common stock is traded with the ticker HKHC on the OTCQX Market tier of the OTC Markets (an electronic inter-dealer quotation system).

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The high and low prices of our common stock as traded on the OTCQX Market tier of the OTC Markets were as follows, as adjusted for the 2024 Reverse Stock Split:

	2025		2024
Three Months Ended	High	Low	High	Low
March 31	$42.34	$32.00	$19.60	$15.40
June 30	49.00	29.06	21.20	17.00
September 30	42.63	37.25	27.50	19.52
December 31	38.00	22.51	53.00	22.02

Shareholders of Record

As of March 9, 2026, based on inquiry, we had approximately 114 shareholders of record.

Dividends

During the year, the Company’s Board of Directors declared the following cash dividends:

Declaration Date	Record Date	Payment Date	Amount Per Share
March 3, 2025	March 17, 2025	March 28, 2025	$0.107
May 13, 2025	May 26, 2025	June 16, 2025	$0.056
August 8, 2025	August 21, 2025	September 15, 2025	$0.071
November 11, 2025	November 25, 2025	December 17, 2025	$0.106

On March 11, 2026, the Company's Board of Directors declared a cash dividend of $0.121 per share, payable on March 31, 2026 to shareholders of record as of the close of business on March 23, 2026.

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

As of December 31, 2025, the Company had regulatory assets under management ("AUM") of $9.6 billion.

HKHC also manages a portfolio of investment securities for its own benefit, which has historically impacted and is expected to impact future results of operations, often significantly so. As of December 31, 2025, we held investment securities (at fair value) of $76.5 million. In addition, we have devoted capital to a variety of the private alternative investment funds it manages. As of December 31, 2025, the fair value of HKHC shareholders’ investment in these private funds is $220.1 million, however, since the private funds are consolidated within these consolidated financial statements this value is not separately presented.

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

Along with investing on behalf of clients, HKHC also uses its own capital to invest along with its clients in many of its private funds and makes direct investments in public and private instruments including digital assets. Certain employees do, from time to time, serve as management or as a member of the board of directors of the companies in which we invest.

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

The Company also earns management fees in its mutual funds, ETFs, closed-end funds and private partnerships as compensation for internal fund management and advisory services. The management fees for the private funds vary by fund and investment strategy and are typically approximately between 0.25% and 2.00% of the net asset value of the funds’ underlying investments.

The Company is also entitled to receive incentive fees on private partnerships if certain performance returns have been achieved as stipulated in the governing documents of the applicable fund. Incentive fees are generated when certain returns exceed a previously established high water mark. The incentive fees are calculated as a percentage of the gains experienced, typically 20%, based on the agreement with each partner in the respective fund. Incentive fees are not subject to claw back as a result of performance declines in subsequent periods to the most recent measurement date. Incentive fees, if earned, are recognized upon completion of the contractually determined measurement period, which are generally annually, or when a client redeems their interest. Incentive fees are subject to the uncertainty of market volatility, and as a result, the entire amount of the variable consideration related to incentive fees is constrained until the end of each measurement period when the uncertainty has been resolved. The Company earned incentive fees of $0.7 million and $51.7 million for the years ended December 31, 2025 and 2024, respectively. Management and incentive fees earned from consolidated investment products are eliminated from revenue upon consolidation, however the economic benefit to the HKHC shareholders’ is retained through lower amounts attributable to the redeemable noncontrolling interests. Unearned incentive fees resulting from the performance of the Company’s private funds for the year ended December 31, 2025 were approximately $24.9 million. These unearned incentive fees are subject to change based on market prices and are generally expected to be resolved once it is probable that a significant reversal of revenue will not occur. Certain funds with aggregate unearned incentive fees of $22.6 million are not expected to be resolved until the first quarter of 2026.

A small number of clients with certain separately managed accounts may pay incentive fees in addition to or in lieu of management fees, if their portfolio achieves positive investment returns, in certain cases, in excess of an agreed benchmark or hurdle rate. Typically, such fees are paid annually upon crystallization or when a client closes their investment and are not accrued prior to being earned. These unearned performance fees are subject to change based on market prices and generally expected to be resolved during the fourth quarter once it is probable that a significant reversal of revenue will not occur.

Business Highlights in 2025

Total revenue

•
HKHC’s total revenues grew 30% this year as a result of the higher average AUM during 2025 as compared to 2024 at our mutual funds, ETFs and separately managed accounts due to their favorable 2024 performance.

Assets under management

•
AUM for the year ended December 31, 2025 decreased by approximately $0.2 billion, or 2%, to $9.6 billion. The decline included the impact due to market value changes as there were declines in certain key holdings across the Company’s mutual funds, ETFs and separately managed accounts (“SMAs”). The market value of Texas Pacific Land Corporation (“TPL”), which is widely held across HKHC’s private funds and SMAs, decreased 22.1% during the year. In addition, there were decreases in the market value of Grayscale Bitcoin Trust (“GBTC”), which is also widely held across HKHC’s private funds and SMAs, of 7.6% during the year.
•
The Company added AUM during 2025 as a result of several new investment products, including three new classes of HKEO that total approximately $55 million of AUM, a Japan Owner Operator ETF (Ticker JAPN) currently with $25 million of AUM, and other smaller private funds have become available to investors.

Investment performance

•
HKHC maintains a portfolio for investment purposes and has also invested substantial capital in its private funds alongside client investors. For the year ended December 31, 2025 there was a decrease of $15.6 million in the fair value of this portfolio primarily due to the 22.1% decrease in the TPL securities held directly by HKHC. The change in the fair value of HKHC’s investments is reported in unrealized gain (loss) on investments, net in the accompanying consolidated statement of operations.
•
Several of the Company’s consolidated investment products experienced negative performance in 2025. Specifically, the Polestar Funds, Horizon Kinetics Equity Opportunities Fund and Horizon Multi-Strategy Fund were the largest contributors collectively representing approximately $77 million of net loss for the year ended December 31, 2025.

Results of Operations

Revenues

Management and advisory fees

The Company’s total management and advisory fees increased approximately $16.9 million, or 30%, for the year ended December 31, 2025 compared to the prior year. The increase is due to higher management fees in mutual funds of $10.8 million, or 42%, and ETFs of $4.0 million, or 56%, due to higher average AUM throughout the year.

Other income and fees

Other income and fees also include revenues resulting from the Company’s research services and digital asset mining activities, which increased modestly during the year.

Operating Expenses

Compensation and related employee benefits

The Company’s operating expenses include employee compensation for investment professionals and other management personnel. HKHC’s compensation costs for the year ended December 31, 2025 decreased by approximately $5.5 million, or 15%, compared to the prior year, due to lower internal commissions and lower bonus pool values in 2025 resulting from the Company’s significantly lower incentive fee results in 2025 as compared to 2024. These decreases were partially offset by compensation increases that reflected additional personnel in certain departments.

Sales, distribution and marketing expenses

For the year ended December 31, 2025, sales, distribution and marketing expenses decreased $3.4 million, or 18%, compared to the prior year, as the result of decreases of approximately $5.1 million resulting from the absence of various commissions payable on the 2024 incentive fees earned by HKHC during the prior year. There was also a decrease of $0.5 million due to FRMO pursuant to its revenue sharing agreement with HKHC. The Company also experienced higher platform fees of $1.9 million and $1.1 million of other management fee commissions earned due to generally increasing AUM and management fees during the year.

Depreciation and amortization

Depreciation and amortization decreased $0.7 million, or 39% for the year ended December 31, 2025 as compared to the prior year due to certain intangible assets becoming fully amortized.

General and administrative expenses

For the year ended December 31, 2025, general and administrative expenses increased by $0.1 million, or 1%, compared to the prior year. The Company experienced certain lower accounting, professional, and legal fees of $0.6 million during 2025 as a result of less activity associated with its 2024 merger and initial listing preparations. The Company also began incurring Director fee costs during 2024 and the full year of 2025 resulting in an additional $0.1 million.

Equity earnings, net

Equity earnings, net decreased by $10.9 million for the year ended December 31, 2025 compared to the prior year. The decrease was due primarily to decreases in the fair value of holdings at Horizon Kinetics Hard Assets, LLC as compared to the prior year.

Interest and dividend income

Interest and dividend income increased by $0.7 million for the year ended December 31, 2025 as compared to the prior year due primarily due to higher average cash balances from incentive fees paid in the current year compared to prior year.

Unrealized (losses) gains on digital assets, net

Unrealized (losses) gains on digital assets, net were ($0.8) million and $7.0 million for the years ended December 31, 2025 and 2024 primarily due to changes in the fair value of Bitcoin during the respective years. The Company increased its holdings of Bitcoin during the year ended December 31, 2025 by 1 Bitcoin from mining activity to 132 Bitcoin worth $11.5 million. During the year ended December 31, 2024, digital assets unrealized gains on digital assets were not recorded pursuant to the accounting standard in effect at the time.

Unrealized gain (loss) on investments, net

For the year ended December 31, 2025 , unrealized (losses) gains on investments were ($15.6) million as compared to $41.3 million in the prior year, a decrease of $56.9 million. The unrealized losses in 2025 were primarily due to unrealized losses on TPL stock, which decreased 22% during the year as compared to a 111% increase in the prior year.

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

During the year ended December 31, 2025, the Company adjusted its estimated income tax rate used to value deferred income taxes due to certain state apportionment factors, which resulted in the recording of a non-cash deferred income tax benefit during the period of $12.5 million.

The Company has paid $9.2 million and $11.1 million, respectively, in federal and various state and local income taxes during the year ended December 31, 2025, and the six month period ended December 31, 2024, respectively, subsequent to the conversion to a C-Corp.

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

Consolidated Investment Products

Consolidated Investment Products represented a significant portion of our assets. As of December 31, 2025, we consolidated 16 private funds. The activity of the consolidated investment products is reflected within the consolidated financial statement line items indicated by reference thereto. The impact of consolidation also typically will decrease management fees and incentive fees reported under GAAP to the extent these amounts are eliminated upon consolidation. The assets and liabilities of our Consolidated Investment Products are held within separate legal entities and, as a result, the liabilities of our consolidated investment products are typically non-recourse to us. Generally, the consolidation of our consolidated investment products has a significant gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to us or our stockholders’ equity.

The following table presents the results of operations of the consolidated investment products:

	Year Ended December 31,
	2025	2024
Expenses of consolidated investment products	$(10,315)	$(10,109)
Investment and other income (losses) of consolidated investment products, net	(17,768)	840,735
Interest and dividend income of consolidated investment products	8,394	20,377
Net income of consolidated investment products	(19,689)	851,003

Less: Incentive fees allocated to Horizon Kinetics Holding Corporation	(713)	(48,098)
Less: Loss (income) attributable to Horizon Kinetics Holding Corporation economic interests	21,284	(100,566)
Net income attributable to redeemable non-controlling interests in consolidated funds	$882	$702,339

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

Segment Analysis

For segment reporting purposes, revenues and expenses are presented before giving effect to the results of our consolidated investment products and the results attributable to non-controlling interests that we consolidate. As a result, segment revenues from management fees, incentive fees and investment income are different than those presented on a consolidated basis in accordance with generally accepted accounting principles. Revenues recognized from consolidated investment products are eliminated in consolidation and those attributable to the non-controlling interests have been excluded by us. Furthermore, expenses and the effects of other income (expense) are different than related amounts presented on a consolidated basis in accordance with GAAP due to the exclusion of the results of consolidated investment products and the non-controlling interests.

Liquidity and Capital Resources

At December 31, 2025, the Company had $36.9 million of cash and cash equivalents. We believe that our cash and cash equivalents at December 31, 2025 will be sufficient to fund operations for at least one year from the date of this report.

The Company also had $76.5 million of investments, at fair value. These investments include $49.7 million held in a single security, approximately 173,000 shares of TPL. The Company may be limited in its ability to sell this security due to the possibility of being deemed an affiliate of TPL.

In the normal course of business, we may engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, commitments, indemnifications, and potential contingent repayment obligations. We do not have any off-financial position arrangements that would require us to fund losses or guarantee target returns to clients.

The Company’s Board of Directors has determined an expected quarterly dividend policy that is based on the Company’s quarterly performance. The Board of Directors may consider other relevant factors that are relevant to the final determination of a quarterly dividend, if any. On March 11, 2026, the Company's Board of Directors declared a cash dividend of $0.121 per share, payable on March 31, 2026 to shareholders of record as of the close of business on March 23, 2026.

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

The following table and discussion summarize our consolidated statement of cash flows:

	Year Ended December 31,
	2025	2024	Variance
Net cash (used in) provided by operating activities	$(43,067)	$11,836	$(54,903)
Net cash provided by investing activities	25,226	2,141	23,085
Net cash provided by (used in) financing activities	41,466	(24,819)	66,285
	$23,625	$(10,842)	$34,467

Operating cash flows

Net cash provided by operating activities decreased by $54.9 million for the year ended December 31, 2025 compared to the prior year. The decrease was primarily the result of decreased earnings and other operating cash adjustments of $833 million and a decrease of net of working capital changes during the period of approximately $87 million. This decrease was primarily offset by approximately $865 million increase of operating cash flows allocable to non-controlling interests in consolidated funds.

Investing cash flows

Net cash provided by investment activities increased by $23.1 million for the year ended December 31, 2025 as compared to the prior year. The increase was primarily the result of approximately $32.3 million increased proceeds from sale of investments and partially offset by $5 million of a deconsolidation of a consolidated investment product and $2.8 million of cash provided from the prior year merger with the consumer products division.

Financing cash flows

Net cash provided by financing activities increased $66.3 million for the year ended December 31, 2025 as compared to the prior year. The Company paid $6.3 million of dividends during the year ended December 31, 2025, which was an increase of $5.3 million than the prior year. However, the Company also paid $4.1 million of distributions in 2024 prior to the conversion to a C-Corp on July 1, 2024. The increase of cash provided by Financing activities was primarily due to an increase of approximately $60.0 million of cash contributions from redeemable noncontrolling interests in consolidated investment products and $10.2 million less cash redemptions from our noncontrolling interests in consolidated investment products.

Contractual Cash Obligations and Other Commercial Commitments

The Company’s contractual cash obligations and other commercial commitments is limited to certain operating leases for office space as summarized below:

	Payments Due by Period
	Total	2026 and 2027	2028 and 2029	Thereafter
Contractual Cash Obligations:
Operating leases	$9,640	$4,517	$1,717	$3,406
Total contractual obligations	$9,640	$4,517	$1,717	$3,406

As part of the merger in 2024, the Company acquired an operating lease with annual cash outflows of approximately $0.4 million through 2030 and a sublease agreement with annual expected cash inflows of approximately $0.3 million through 2027. During 2025, the Company entered into two non-cancelable operating leases that have not yet commenced for replacement and additional office space for seven to 15 years. The table above excludes $27.1 million of legally binding lease payments for these leases signed but not yet commenced.

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

Horizon Kinetics derives a substantial portion of its revenue from investment management and advisory fees which are recognized as the services are performed over time because the customer is receiving and consuming the benefits as they are provided by Horizon Kinetics. Fees are primarily based on agreed-upon percentages of AUM and recognized for services provided during the period, which are distinct from services provided in other periods. Such fees are affected by changes in AUM, including market appreciation or depreciation and net inflows or outflows. AUM represents the broad range of financial assets Horizon Kinetics manages for clients on a discretionary basis pursuant to investment management agreements. In general, reported AUM reflects the valuation methodology that corresponds to the basis used for determining revenue (for example, net asset values).

Horizon Kinetics receives investment management and advisory fees, including incentive allocations from certain actively managed investment funds and certain SMAs. These incentive fees are dependent upon exceeding investment return thresholds, which may vary by product or account, and could include varying measurement periods.

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

In some instances, an instrument may fall into multiple levels of the fair value hierarchy. In such instances, the instrument’s level within the fair value hierarchy is based on the lowest of the three levels (with Level III being the lowest) that is significant to the fair value measurement. Our assessment of the significance of an input requires judgment and considers factors specific to the instrument. See “Note 4. Fair Value,” within our consolidated financial statements included in this Annual Report on Form 10-K for a summary of our valuation of investments and other financial instruments by fair value hierarchy levels.

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

Under GAAP, the amount of tax benefit to be recognized is the amount of benefit that is more likely than not to be sustained upon examination. We analyze our tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where we are required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, we determine that uncertainties in tax positions exist, a liability is established. As of December 31, 2025, we have not identified any uncertain tax positions.

Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties under GAAP.

Recently Issued Accounting Standards

For information on recently issued accounting standards, see Note 2 (v), “Recently Issued Accounting Standards,” to our consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

HORIZON KINETICS HOLDING CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Horizon Kinetics Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Horizon Kinetics Holding Corporation (the “Company”) as of December 31, 2025, the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2025 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

Costa Mesa, CA
March 12, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Horizon Kinetics Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of Horizon Kinetics Holding Corporation (the “Company”) as of December 31, 2024, the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We served as the Company’s auditor from 2024 through 2025.

Costa Mesa, California
March 31, 2025

HORIZON KINETICS HOLDING CORPORATION

Consolidated Statements of Financial Condition

(in thousands, except par value amounts)

	December 31,	December 31,
	2025	2024

Assets
Cash and cash equivalents	$36,884	$14,446
Fees receivable	6,575	8,344
Investments, at fair value	76,535	91,435
Assets of consolidated investment products
Cash and cash equivalents	45,493	44,306
Investments, at fair value	1,708,395	1,746,850
Other assets	9,517	19,247
Other investments	21,032	13,443
Operating lease right-of-use assets	6,382	5,105
Property and equipment, net	395	99
Prepaid expenses and other assets	8,603	1,728
Due from affiliates	10	27
Digital assets	12,509	13,240
Assets of discontinued operations	-	4,364
Intangible assets, net	41,108	42,169
Goodwill	23,373	23,373
Total assets	$1,996,811	$2,028,176

Liabilities, Noncontrolling Interests, and Shareholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$12,149	$21,547
Accrued third party distribution expenses	578	6,522
Deferred revenue	66	222
Liabilities of consolidated investment products
Accounts payable and accrued expenses	1,596	1,486
Other liabilities	735	2,793
Deferred tax liability, net	66,345	95,683
Due to affiliates	7,689	11,597
Liabilities of discontinued operations	-	464
Operating lease liability	8,248	7,379
Total liabilities	97,406	147,693

Commitments and contingencies (Note 15)

Redeemable noncontrolling interests	1,560,452	1,540,312

Shareholders' equity
Preferred stock, no par value, authorized 20,000 shares; no shares issued and outstanding	-	-
Common stock; $0.10 par value, authorized 50,000 shares; issued and outstanding 18,635 shares at December 31, 2025 and December 31, 2024"	1,864	1,864
Additional paid-in capital	39,243	39,243
Retained earnings	297,846	299,064
Total shareholders’ equity	338,953	340,171
Total liabilities, noncontrolling interests, and shareholders’ equity	$1,996,811	$2,028,176

The accompanying notes are an integral part of these Consolidated Financial Statements.

HORIZON KINETICS HOLDING CORPORATION

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2025	2024
Revenue:
Management and advisory fees	$72,388	$55,486
Other income and fees	458	322
Total revenue	72,846	55,808

Operating expenses:
Compensation and related employee benefits	32,028	37,550
Sales, distribution and marketing	15,703	19,093
Depreciation and amortization	1,116	1,816
General and administrative expenses	10,174	10,090
Expenses of consolidated investment products	2,742	2,319
Total operating expenses	61,763	70,868

Operating income (loss)	11,083	(15,060)

Other income (expense):
Equity earnings (losses), net	(4,866)	6,037
Interest and dividends	2,375	1,714
Other income (expense)	(1,185)	(2,985)
Investment and other income (losses) of consolidated investment products, net	(17,768)	840,735
Interest and dividend income of consolidated investment products	8,394	20,377
Unrealized (losses) gains on digital assets, net	(796)	6,984
Realized gain on investments, net	2,398	432
Unrealized gain (losses) on investments net	(15,554)	41,329
Total other income (expense), net	(27,002)	914,623

Income (loss) from continuing operations before income taxes	(15,919)	899,563
Income tax (expense) benefit	23,219	(104,381)
Income (loss) from continuing operations, net of tax	7,300	795,182
Income (loss) from discontinued operations, net of tax	(1,300)	(371)
Net income	$6,000	$794,811
Less: net income attributable to redeemable noncontrolling interests	(882)	(702,339)
Net income (loss) attributable to Horizon Kinetics Holding Corporation	$5,118	$92,472

Basic and diluted net income (loss) per common shares:
Net income (loss) from continuing operations	$0.39	$43.56
Net income (loss) from discontinued operations	$(0.07)	$(0.02)

Net income (loss) attributable to Horizon Kinetics Holding Corporation	$0.27	$5.07

Weighted average shares outstanding:
Basic and diluted	18,635	18,256

The accompanying notes are an integral part of these Consolidated Financial Statements.

HORIZON KINETICS HOLDING CORPORATION

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common Stock
	Shares	Amount	Capital in Excess of Par	Retained Earnings	Total
Balance at December 31, 2023	17,984	$1,798	$-	$207,290	$209,088
Cumulative effect of the adoption of ASU 2023-08, net of income taxes		-	-	4,369	4,369
Distributions	-	-	-	(4,079)	(4,079)
Contributions of investment securities, net	-	-	25,512	-	25,512
Shares issued for acquisition, net	650	65	13,727	-	13,792
Restricted stock unit vesting	1	1	4	-	5
Dividends	-	-	-	(988)	(988)
Net income	-	-	-	92,472	92,472
Balance at December 31, 2024	18,635	$1,864	$39,243	$299,064	$340,171
Dividends	-	-	-	(6,336)	(6,336)
Net income	-	-	-	5,118	5,118
Balance at December 31, 2025	18,635	$1,864	$39,243	$297,846	$338,953

The accompanying notes are an integral part of these Consolidated Financial Statements.

HORIZON KINETICS HOLDING CORPORATION

Consolidated Statements of Cash Flows (in thousands)

	Year Ended December 31,
	2025	2024
Operating activities:
Net income	$6,000	$794,811
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,116	1,919
Equity earnings (losses), net	4,866	(6,037)
Non-cash reinvestment of management fees and performance allocation from affiliates	(121)	-
Net realized and unrealized (gains) losses on investments	15,554	(41,761)
Deferred income tax provision (benefit)	(29,338)	92,148
Amortization of operating lease right-of-use assets	2,114	(739)
Net change in unrealized gain on digital assets	796	(6,984)
Allowance for current expected credit losses	1,150	3,069
Other non-cash amounts	812	(104)
Adjustments to reconcile net income to net cash provided by operating activities allocable to non-controlling interests in Consolidated Funds
Net realized and unrealized gains on investments	21,472	(840,735)
Investments purchased	(82,586)	(86,285)
Proceeds from sale of securities	72,203	84,704
Net proceeds from securities sold short	415	-
Net change in operating assets and liabilities of consolidated investment products	9,380	(2,215)
Cash flows due to changes in operating assets and liabilities:
Fees receivable	(40,847)	(5,064)
Prepaid expenses and other assets, net	(6,784)	(1,066)
Due from affiliates	1,087	(371)
Accounts payable, accrued expenses and other liabilities	(17,986)	24,915
Due to affiliates	(2,370)	1,631
Net cash (used in) provided by operating activities	(43,067)	11,836

Investing activities:
Issuance of notes receivable to related party	(1,150)	(165)
Repayment of note from related party	80	-
Proceeds from sale of investments	32,816	506
Purchases of property and equipment	(315)	(47)
Deconsolidation of a consolidated investment product	(5,000)	-
Purchases of investments	(1,205)	(976)
Cash acquired from acquisition	-	2,823
Net cash provided by investing activities	25,226	2,141

Financing activities:
Dividends	(6,336)	(988)
Distributions	-	(4,079)
Cash contributions from affiliates	-	2,666
Contributions from redeemable noncontrolling interests in consolidated investment products	76,559	16,542
Redemptions of redeemable noncontrolling interests in consolidated investment products	(28,757)	(38,960)
Net cash provided by (used in) financing activities	41,466	(24,819)

Net increase (decrease) in cash and cash equivalents	23,625	(10,842)

Cash and cash equivalents of HKHC and consolidated investment products, beginning of year	58,752	69,594

Cash and cash equivalents of HKHC and consolidated investment products, end of year	$82,377	$58,752

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$9,241	$11,087
Supplemental disclosure of non-cash investing activities:
Net assets acquired in acquisition	$-	$10,969
Supplemental disclosure of non-cash financing activities:
Contributions of investment securities from affiliates	$-	$22,846
Shares issued for acquisition	$-	$13,792

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

The Company and its wholly owned subsidiaries manage or control certain entities that have been consolidated in the accompanying financial statements. These entities include our private funds (collectively, “consolidated investment products”). Including the results of the consolidated investment products significantly increases the reported amounts of the assets, liabilities, revenues, expenses and cash flows within the accompanying consolidated financial statements. However, the consolidated investment products’ results included herein have no direct effect on the net income attributable to HKHC or to its Stockholders’ Equity. Instead, economic ownership of the investors in the consolidated investment products are reflected as redeemable non-controlling interests in consolidated investment products. Further, cash flows allocable to redeemable non-controlling interests in consolidated investment products are specifically identifiable within the consolidated statement of cash flows.

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

(f) Fees and other receivables

Fees and other receivables consist of fees receivable from separately managed accounts, mutual funds, ETFs, and private investment funds, research revenue and other miscellaneous receivables.

Other receivables are recorded when they are due and are presented in the consolidated statement of financial condition, net of any allowance for doubtful accounts. Allowances for expected credit losses or doubtful accounts is estimated based on the Company’s historical losses, existing conditions in the industry, and the financial stability of those individuals or entities that owe the receivable. As of December 31, 2025 and 2024, the Company established an allowance for expected credit losses for certain amounts due from an affiliate of $1.2 million and $3.1 million, respectively.

(g) Property and equipment

Property and equipment are recorded at cost. Depreciation is computed using a straight-line method based on the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the economic useful life of the improvement or the term of the lease.

(h) Digital assets

The Company measures digital assets at fair value with changes recognized in earnings in each reporting period. The Company tracks its cost basis of digital assets in accordance with first-in-first-out method of accounting. The Company measures mining rewards and its Level 1 fair value of digital assets based on the quoted price of the digital asset at the Company’s principal market.

(i) Intangible assets

Intangible assets were primarily recorded at the Company’s formation and the 2024 acquisition. Intangible assets with a useful life are amortized and expensed on a straight-line basis over their estimated useful lives. The weighted average amortization period of our intangible assets subject to amortization is approximately 14 years. Management periodically evaluates the remaining useful lives of definite-lived intangible assets and carrying values of all intangible assets to determine whether events or changes in circumstances indicate a change in the useful life or an impairment.

Indicators of impairment monitored by management include a decline in the level of managed assets, changes to contractual provisions underlying certain intangible assets and reductions in underlying operating cash flows. Should there be an indication of a change in the useful life or impairment in value of the definite-lived intangible assets, we compare the carrying value of the asset to the projected undiscounted cash flows expected to be generated from the underlying asset over its remaining useful life to determine whether impairment has occurred. If the carrying value of the asset exceeds the undiscounted cash flows, the asset is written down to its fair value determined using discounted cash flows. The Company writes off the cost and accumulated amortization balances for all fully amortized intangible assets. The Company recorded a goodwill impairment of $0.9 million in discontinued operations during the year ended December 31, 2025. There were no impairments recorded during the year ended December 31, 2024.

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

(j) Goodwill

For goodwill impairment testing purposes, the Company has determined it is a single reporting units entity. The Company tests goodwill for impairment on an annual basis, or more frequently if facts and circumstances indicate that goodwill may be impaired. Factors that could trigger an impairment review include underperformance relative to historical or projected future operating results, significant changes in the Company’s assets managed, and significant negative industry or economic trends. An impairment charge is recorded if the carrying amount of a reporting unit exceeds its fair value.

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

Incentive Fee revenue is recorded when earned by the fund managers of those managed funds to the extent that Return Thresholds have been met and it is probable that a significant reversal of revenue will not occur. These customer contracts require the Company to provide investment management services over a period of time, which represents a performance obligation that the Company satisfies over time. Management fees are a form of variable consideration because the fees that the Company is entitled to vary based on fluctuations in the basis for the management fee. The amount recorded as revenue is generally determined at the end of the period because these management fees are payable on a regular basis (typically monthly) and are not subject to claw back once paid. Management and advisory fees, including Incentive Fees, from consolidated investment products are eliminated in consolidation. The Company earned $0.2 million of Incentive Fees for the year ended December 31, 2025 from private funds that are not consolidated, which is included in the Private funds line item in the table below. The Company earned $0.5 million of Incentive Fees, and $7.6 million of management fees, for the year ended December 31, 2025 from private funds that were eliminated as a result of the consolidation of the respective funds.

The following table disaggregates our management and advisory fees by type:

	Year Ended December 31,
	2025	2024

Mutual fund management fees	$36,656	$25,811
ETF management fees	11,192	7,184
Separately managed account management fees	22,145	19,845
Private funds and other	2,395	2,646
Total management and advisory fees	$72,388	$55,486

The following table presents balances of management fees receivable by type:

	December 31, 2025	December 31, 2024

Mutual fund management fees	$2,605	$3,233
ETF management fees	1,061	830
Separately managed account management fees	2,277	2,220
Private fund management fees	263	1,866
Other	369	195
Total fees receivable	$6,575	$8,344

(q) Other revenue

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

Taxes are reported based on tax positions that meet a more-likely-than-not standard and that are measured at the amount that is more-likely-than-not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits or expense. There are no liabilities for uncertain tax positions as of December 31, 2025 and 2024. We classify penalty and interest expense related to income tax liabilities as an income tax expense. There are no significant interest and penalties recognized in the Consolidated Statements of Operations or accrued on the Consolidated Balance Sheets.

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

The Company has the following major customers who are each related parties:

	2025	2024
Mutual Funds:
Mutual Fund A	27%	27%
Mutual Fund B	10%	9%

ETFs:
ETF A	14%	12%

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU No. 2023-09 established incremental disaggregation of income tax disclosures pertaining to the effective tax rate reconciliation and income taxes paid. This standard is effective for fiscal years beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. The Company adopted this standard prospectively in our Annual Report on Form 10-K for the year ending December 31, 2025.

(v) Recently issued accounting pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the accompanying consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosure of disaggregated information about specific categories underlying certain income statement expense line items in the footnotes to the financial statements for both annual and interim periods. Subsequently in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”) to clarify the effective date of ASU 2024-03. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

Note 3. Consolidated Investment Products

Consolidated investment products (“CIPs”) consist primarily of private investment funds which are sponsored by the Company. The Company has no right to the CIPs’ assets, other than its direct equity investments in them and investment management and other fees earned from them. The liabilities of the CIPs have no recourse to the Company’s assets beyond the level of its direct investment, therefore the Company bears no other risks associated with the CIPs’ liabilities.

The following supplemental condensed financial information illustrates the consolidating effects of the CIPs on the Company’s financial condition and results of operations as of and for the years ended December 31, 2025 and 2024, respectively:

	December 31, 2025
	Consolidated Company Entities	Consolidated Investment Products	Eliminations	Consolidated
Assets
Cash and cash equivalents	$36,884	$-	$-	$36,884
Fees receivable	8,154	-	(1,579)	6,575
Investments, at fair value	76,535	-	-	76,535
Assets of consolidated investment products
Cash and cash equivalents	-	45,493	-	45,493
Investments, at fair value	-	1,708,395	-	1,708,395
Other assets	-	9,517	-	9,517
Other investments	220,065	-	(199,033)	21,032
Operating lease right-of-use assets	6,382			6,382
Property and equipment, net	395			395
Prepaid expenses and other assets	8,603			8,603
Due from affiliates	20		(10)	10
Digital assets	12,509	-	-	12,509
Intangible assets, net	41,108	-	-	41,108
Goodwill	23,373	-	-	23,373
Total assets	$434,028	$1,763,405	$(200,622)	$1,996,811

Liabilities, Noncontrolling Interests, and Shareholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$12,149	$-	$-	$12,149
Accrued third party distribution expenses	578	-	-	578
Deferred revenue	66	-	-	66
Liabilities of consolidated investment products
Accounts payable and accrued expenses	-	1,606	(10)	1,596
Management fee payable	-	1,580	(1,580)	-
Other liabilities	-	735	-	735
Deferred tax liability, net	66,345	-	-	66,345
Due to affiliates	7,689	-	-	7,689
Operating lease liability	8,248	-	-	8,248
Total liabilities	95,075	3,921	(1,590)	97,406
Commitments and contingencies

Redeemable noncontrolling interests	-	1,599,587	(39,135)	1,560,452

Equity interests	338,953	159,897	(159,897)	338,953
Total liabilities, noncontrolling interests, and shareholders’ equity	$434,028	$1,763,405	$(200,622)	$1,996,811

	Year Ended December 31, 2025
	Consolidated Company Entities	Consolidated Investment Products	Eliminations	Consolidated
Revenue:
Management and advisory fees	$79,961	$-	$(7,573)	$72,388
Other income and fees	458	-	-	458
Total revenue	80,419	-	(7,573)	72,846

Operating expenses:
Compensation and related employee benefits	32,028	-	-	32,028
Sales, distribution and marketing	15,703	-	-	15,703
Depreciation and amortization	1,116	-	-	1,116
General and administrative expenses	10,174	-	-	10,174
Expenses of consolidated investment products	-	10,315	(7,573)	2,742
Total operating expenses	59,021	10,315	(7,573)	61,763

Operating income	21,398	(10,315)	-	11,083

Other income (expense):
Equity earnings (losses), net	(25,437)	-	20,571	(4,866)
Interest and dividends	2,375	-	-	2,375
Other income (expense)	(1,185)	-	-	(1,185)
Investment and other income (losses) of consolidated investment products, net	-	(17,768)	-	(17,768)
Interest and dividend income of consolidated investment products	-	8,394	-	8,394
Unrealized (loss) gain on digital assets, net	(796)	-	-	(796)
Realized gain on investments, net	2,398	-	-	2,398
Unrealized gain (loss) on investments net	(15,554)	-	-	(15,554)
Total other income (expense), net	(38,199)	(9,374)	20,571	(27,002)

Income (loss) from continuing operations before provision for income taxes	(16,801)	(19,689)	20,571	(15,919)
Income tax (expense) benefit	23,219	-	-	23,219
Income (loss) from continuing operations, net of tax	6,418	(19,689)	20,571	7,300
Income (loss) from discontinued operations, net of tax	(1,300)	-	-	(1,300)

Net income (loss)	$5,118	$(19,689)	$20,571	$6,000
Less: net income attributable to redeemable noncontrolling interests	-	541	(1,423)	(882)
Net income (loss) attributable to Horizon Kinetics Holding Corporation	$5,118	$(19,148)	$19,148	$5,118

	December 31, 2024
	Consolidated Company Entities	Consolidated Investment Products	Eliminations	Consolidated
Assets
Cash and cash equivalents	$14,446	$-	$-	$14,446
Fees receivable	58,721	-	(50,377)	8,344
Investments, at fair value	91,435	-	-	91,435
Assets of consolidated investment products	-	-	-	-
Cash and cash equivalents	-	44,306	-	44,306
Investments, at fair value	-	1,746,850	-	1,746,850
Other assets	-	19,247	-	19,247
Other investments	228,870	-	(215,427)	13,443
Digital assets	13,240	-	-	13,240
Assets of discontinued operations	4,364	-	-	4,364
Intangible assets, net	42,169	-	-	42,169
Goodwill	23,373	-	-	23,373
Other assets	6,967	-	(8)	6,959
Total assets	483,585	1,810,403	(265,812)	2,028,176

Liabilities, Noncontrolling Interests, and Shareholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$21,547	$-	$-	$21,547
Accrued third party distribution expenses	6,522	-	-	6,522
Deferred revenue	222	-	-	222
Liabilities of consolidated investment products	-	-	-	-
Accounts payable and accrued expenses	-	1,494	(8)	1,486
Due to affiliates	-	50,375	(50,375)	-
Other liabilities	-	2,793	-	2,793
Deferred tax liability, net	95,683	-	-	95,683
Due to affiliates	11,597	-	-	11,597
Liabilities of discontinued operations	464	-	-	464
Operating lease liability	7,379	-	-	7,379
Total liabilities	143,414	54,662	(50,383)	147,693
Commitments and contingencies

Redeemable noncontrolling interests	-	1,574,414	(34,102)	1,540,312

Equity interests	340,171	181,327	(181,327)	340,171
Total liabilities, noncontrolling interests, and shareholders’ equity	$483,585	$1,810,403	$(265,812)	$2,028,176

	Year Ended December 31, 2024
	Consolidated Company Entities	Consolidated Investment Products	Eliminations	Consolidated
Revenue:
Management and advisory fees	$111,481	$-	$(55,995)	$55,486
Other income and fees	322	-	-	322
Total revenue	111,803	-	(55,995)	55,808

Operating expenses:
Compensation, related employee benefits, and cost of goods sold	37,550	-	-	37,550
Sales, distribution and marketing	19,093	-	-	19,093
Depreciation and amortization	1,816	-	-	1,816
General and administrative expenses	10,197	-	(107)	10,090
Expenses of consolidated investment products	-	10,215	(7,896)	2,319
Total operating expenses	68,656	10,215	(8,003)	70,868

Operating income	43,147	(10,215)	(47,992)	(15,060)

Other income (expense):
Equity earnings (losses), net	106,603	-	(100,566)	6,037
Interest and dividends	1,714	-	-	1,714
Other income (expense)	(2,985)	-	-	(2,985)
Investment and other income (losses) of consolidated investment products, net	-	840,735	-	840,735
Interest and dividend income of consolidated investment products	-	20,377	-	20,377
Unrealized (loss) gain on digital assets, net	6,984	-	-	6,984
Realized gain on investments, net	432	-	-	432
Unrealized gain (loss) on investments net	41,329	-	-	41,329
Total other income (expense), net	154,077	861,112	(100,566)	914,623

Income (loss) before provision for income taxes	197,224	850,897	(148,558)	899,563
Income tax (expense) benefit	(104,381)	-	-	(104,381)
Income (loss) from continuing operations, net of tax	92,843	850,897	(148,558)	795,182
Income (loss) from discontinued operations, net of tax	(371)	-	-	(371)

Net income (loss)	$92,472	$850,897	$(148,558)	$794,811
Less: net income attributable to redeemable noncontrolling interests	-	(762,695)	60,356	(702,339)
Net income (loss) attributable to Horizon Kinetics Holding Corporation	$92,472	$88,202	$(88,202)	$92,472

Note 4. Investments, at Fair Value

As of December 31, 2025 the Company owned investments in marketable securities with a fair value of $76,535.

The following summarizes the Company’s investments accounted for at fair value at December 31, 2025 using the fair value hierarchy:

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Money market cash equivalents	$32,362	$32,362	$-	$-

Investments:
Texas Pacific Land Corporation common stock	$49,714	$49,714	$-	$-
Kinetics Market Opportunities Fund	8,024	-	8,024	-
Kinetics Spin-Off and Corporate Restructuring Fund-Institutional Class	2,739	-	2,739	-
All other market traded equity securities	3,454	3,454	-	-
Kinetics Mutual Funds and ETFs	2,396	-	2,396	-
Kinetics Global Fund No Load Class	2,479	-	2,479	-
Grayscale Bitcoin Trust	2,189	2,189	-	-
CBOE Global Markets	2,470	2,470	-	-
FRMO Corporation common stock	1,432	-	1,432	-
SPAC Active ETF	1,684	-	1,684	-
Total investments	$76,581	$57,827	$18,754	$-
Liabilities:
Market traded equity securities - sold short	$(46)	$(46)	$-	$-
Total liabilities	$(46)	$(46)	$-	$-
Total investments, at fair value	$76,535	$57,781	$18,754	$-

The following summarizes the Company’s investments accounted for at fair value at December 31, 2024 using the fair value hierarchy:

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Money market cash equivalents	$7,561	$6,214	$-	$-

Investments:
Texas Pacific Land Corporation common stock	$63,797	$63,797	$-	$-
Kinetics Market Opportunities Fund	8,302	-	8,302	-
Kinetics Spin-Off and Corporate Restructuring Fund-Institutional Class	3,598	-	3,598	-
All other market traded equity securities	2,900	2,900	-	-
Kinetics Mutual Funds and ETFs	2,419	-	2,419	-
Kinetics Global Fund No Load Class	2,416	-	2,416	-
Grayscale Bitcoin Trust	2,370	2,370	-	-
CBOE Global Markets	1,921	1,921	-	-
FRMO Corporation common stock	1,916	-	1,916	-
SPAC Active ETF	1,828	-	1,828	-
Total investments	$91,467	$70,988	$20,479	$-
Liabilities:
Market traded equity securities - sold short	$(32)	$(32)	$-	$-
Total liabilities	$(32)	$(32)	$-	$-
Total investments, at fair value	$91,435	$70,956	$20,479	$-

As of December 31, 2025 and 2024, there are no investments categorized within Level 3.

The following summarizes CIPs measured at fair value on a recurring basis were as follows as of December 31, 2025 using the fair value hierarchy:

	December 31, 2025
	Total	Level 1	Level 2	Level 3	NAV as a practical expedient
Money market cash equivalents	$31,469	$31,469	$-	$-	$-

Investments:
Common stocks	$948,645	$948,645	$-	$-	$-
Debt securities	1,551	-	-	1,551	-
Digital asset related exchange-traded and mutual funds	461,136	458,883	2,253	-	-
Preferred stocks	4,933	4,933	-	-	-
Private equity funds	462	-	-	-	462
Private placements	107,226	-	6,371	100,854	1
Digital assets	184,857	184,857	-	-	-
Total investments	$1,708,810	$1,597,318	$8,624	$102,405	$463

Liabilities:
Securities sold short	$(415)	$(415)	$-	$-	$-
Total liabilities	$(415)	$(415)	$-	$-	$-
Total investments, at fair value	$1,708,395	$1,596,903	$8,624	$102,405	$463

The following summarizes CIPs measured at fair value on a recurring basis were as follows as of December 31, 2024 using the fair value hierarchy:

	December 31, 2024
	Total	Level 1	Level 2	Level 3	NAV as a practical expedient
Money market cash equivalents	$28,466	$28,466	$-	$-	$-

Investments:
Common stocks	$803,626	$803,626	$-	$-	$-
Debt securities	1,649	-	-	1,649	-
Digital asset related exchange-traded and mutual funds	541,346	533,435	7,911	-	-
Preferred stocks	3,785	3,785	-	-	-
Preferred equity and other private investments	22,471	-	-	22,471	-
Private equity funds	220	-	-	-	220
Private placements	179,754	-	-	179,752	2
Digital assets	194,565	194,565	-	-	-
Total investments	$1,747,416	$1,535,411	$7,911	$203,872	$222

Liabilities:
Securities sold short	$(566)	$(566)	$-	$-	$-
Total liabilities	$(566)	$(566)	$-	$-	$-
Total investments, at fair value	$1,746,850	$1,534,845	$7,911	$203,872	$222

Changes in Level 3 Assets were as follows:

for the fiscal year ended December 31, 2025	Debt securities	Preferred equity and other private investments	Private placements	Total Level 3 Assets
Balance at December 31, 2024	$1,649	$22,471	$179,752	$203,872
Change in unrealized appreciation (depreciation), net	(98)	-	19,943	19,845
Deconsolidation	-	(22,471)	-	(22,471)
Purchases	-	-	66,592	66,592
Sales	-	-	-	-
*Change in level classification	-	-	(165,433)	(165,433)
Balance at December 31, 2025	$1,551	$-	$100,854	$102,405

Change in unrealized gains (losses) included in net income relating to assets held at end of year	$(98)	$-	$19,943	$19,845

*Miami International Holdings, Inc., previously a private company held as a Level 3 private placement, went public in August 2025.

for the fiscal year ended December 31, 2024	Debt securities	Preferred equity and other private investments	Private placements	Total Level 3 Assets
Balance at December 31, 2023	$765	$22,240	$156,648	$179,653
Change in unrealized appreciation (depreciation), net	884	(234)	10,676	11,326
Purchases	-	11,618	58,528	70,146
Sales	-	(11,153)	(46,100)	(57,253)
Balance at December 31, 2024	$1,649	$22,471	$179,752	$203,872

Change in unrealized gains (losses) included in net income relating to assets held at end of year	$884	$(234)	$10,676	$11,326

Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

as of December 31, 2025	Fair Value	Valuation Technique	Significant Unobservable Inputs
Debt securities	$1,551	Market Approach	Probability of Recovery (21%)
Private placements	$100,854
	36,708	Subject Company Transaction Method	Subject company transaction price per unit
	18,096	Market Approach - Most recent transaction price	Unit price/cost of latest round of financing
	46,050	Market Approach - Most recent transaction price	Unit price/cost of latest round of financing

as of December 31, 2024	Fair Value	Valuation Technique	Significant Unobservable Inputs
Debt securities	$1,649	Market Approach
Preferred equity and other private investments	$22,471
	15,236	Market Approach
	7,078	Market Approach	Offered quotes
	157	Income Approach	Capitalization rate range (7.3% - 7.5%)
Private placements	$179,752
	8,682	Market Approach - Most recent transaction price	Unit price/cost of latest round of financing
	25,517	Discounted Cash Flow Method, Market Approach and Subject Company Transaction Method	Discount Rate (13.0%) Projected Future Cash Flows Revenue Multiples (range 5.0x - 5.5x) EBITDA Multiples (range 18.0x - 20.0x)
	145,553	Discounted Cash Flow Method and Market Approach	Projected Future Cash Flows Discount Rate (18.4%) Volatility (15.0%) Holding Period (0.6)

Note 5. Other Investments

The Company’s other investments consist of the following as of December 31, 2025 and 2024, respectively:

	December 31, 2025	December 31, 2024
Horizon Kinetics Hard Asset, LLC	$16,389	$11,475
Consensus Mining & Seigniorage Corporation	717	737
Other miscellaneous investments	3,926	1,231
	$21,032	$13,443

Note 6. Digital Assets

The following tables present additional information about the Company’s digital assets as of December 31, 2025 and 2024, respectively:

	December 31, 2025			December 31, 2024
	Units Held	Cost Basis	Fair Value	Units Held	Cost Basis	Fair Value
Bitcoin	132	$1,749	$11,525	131	$1,688	$12,239
Litecoin	1,268	143	97	1,218	138	126
Ethereum	176	53	521	176	53	585
Bitcoin Cash	239	72	143	234	70	101
All others		41	223		39	189
		$2,058	$12,509		$1,988	$13,240

	Balance at December 31, 2024	Revenue recognized	Purchases	Proceeds from sale	Unrealized gain (loss)	Balance at December 31, 2025
Bitcoin
Units	131	1	-	-	-	132
Amount	$12,239	$61	$-	$-	$(775)	$11,525
Litecoin
Units	1,218	50	-	-	-	1,268
Amount	$126	$5	$-	$-	$(34)	$97
Ethereum
Units	176	-	-	-	-	176
Amount	$585	$-	$-	$-	$(64)	$521
Bitcoin Cash
Units	234	5	-	-	-	239
Amount	$101	$2	$-	$-	$40	$143
All others
Amount	$189	$39	$-	$(39)	$35	$223

The following tables present additional information about digital assets held in CIPs as of December 31, 2025 and 2024, respectively:

	December 31, 2025			December 31, 2024
	Units Held	Cost Basis	Fair Value	Units Held	Cost Basis	Fair Value
Bitcoin	1,921	$11,224	$168,065	1,936	$11,374	$180,770
Bitcoin Cash	15,120	6,624	9,052	15,120	6,624	6,552
Ethereum	18,923	403	908	18,923	403	1,245
Litecoin	45,196	3,569	3,468	45,196	3,569	4,658
Ripple	516,187	240	949	516,187	240	1,073
All others		559	2,415		560	267
		$22,619	$184,857		$22,770	$194,565

	Balance at December 31, 2024	Revenue recognized	Purchases	Proceeds from sale	Unrealized gain (loss)	Balance at December 31, 2025
Bitcoin
Units	1,936	-	-	(15)	-	1,921
Amount	$180,770	$1,387	$-	$(1,537)	$(12,555)	$168,065
Bitcoin Cash
Units	15,120	-	-	-	-	15,120
Amount	$6,552	$-	$-	$-	$2,500	$9,052
Ethereum
Units	18,923	-	-	-	-	18,923
Amount	$1,245	$-	$-	$-	$(337)	$908
Litecoin
Units	45,196	-	-	-	-	45,196
Amount	$4,658	$-	$-	$-	$(1,190)	$3,468
Ripple
Units	516,187	-	-	-	-	516,187
Amount	$1,073	$-	$-	$-	$(124)	$949
All others
Amount	$267	$-	$-	$-	$2,148	$2,415

Note 7. Discontinued Operations

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

Our Consolidated Statements of Financial Position and Consolidated Statements of Operations report discontinued operations separate from continuing operations. Our Consolidated Statements of Equity and Statements of Cash Flows combine the results of continuing and discontinued operations. A summary of financial information related to discontinued operations is as follows:

Reconciliation of Major Classes of Assets and Liabilities of the Discontinued Operations to Amounts Presented Separately in the Consolidated Statements of Financial Position as of:

December 31,
2024
Fees receivable, net	$326
Prepaid expenses and other assets	624
Intangible assets, net	2,362
Goodwill	1,052
Assets of discontinued operations	$4,364

Accounts payable, accrued expenses and other	$464
Liabilities of discontinued operations	$464

There were no assets or liabilities of discontinued operations as of December 31, 2025.

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Loss from Discontinued Operations in the Consolidated Statements of Operations for the twelve months ended December 31:

	Year Ended December 31,
	2025	2024
Other income and fees	$2,171	$1,373
Operating expenses
Compensation, related employee benefits, and cost of goods sold	1,271	1,029
Sales, distribution and marketing	799	417
Depreciation and amortization	164	103
General and administrative expenses	896	293
Impairment of goodwill	900	-
Total operating expenses	4,030	1,842
Operating income (loss) from discontinued operations	(1,859)	(469)
Gain on sale of discontinued operations	214	-
Income (loss) from discontinued operations before provision for income taxes	(1,645)	(469)
Income tax (expense) benefit	345	98
Income (loss) from discontinued operations, net of tax	$(1,300)	$(371)

Net cash used in operating activities from discontinued operations were $277 and $52 for the year ended December 31, 2025 and 2024, respectively. The Company’s loss from discontinued operations for the year ended December 31, 2025 includes an impairment of goodwill of $0.9 million. There were no capital expenditures, depreciation expense, or significant operating investing noncash items related to discontinued operations during the nine months ended December 31, 2025 and 2024, respectively.

Note 8. Related Party Transactions

As of December 31, 2025 and 2024, amounts due to or due from the Company to related party affiliates is summarized as follows:

	December 31, 2025		December 31, 2024
	Receivable	Payable	Receivable	Payable
Horizon Common Inc.	$-	$6,902	$-	$6,948
Proprietary funds	5	-	27	-
FRMO Corporation	5	787	-	4,649
	$10	$7,689	$27	$11,597

For the years ended December 31, 2025 and 2024, amounts recognized from related party affiliates is summarized as follows:

	Year Ended December 31,
	2025		2024
	Revenues	Expenses	Revenues	Expenses
Proprietary funds	$762	$-	$2,012	$-
FRMO Corporation	8	3,458	9	3,971
Consensus Mining & Seigniorage Corp	14	-	12	-
HM Tech	-	9	-	14
	$784	$3,467	$2,033	$3,985

Certain co-founders of HK LLC are also shareholders of FRMO Corporation (“FRMO”). FRMO has a right to a 4.2% share of the Company’s gross revenue (prior to any commission sharing agreements) and a 4.4% ownership interest. The Company’s expenses under this agreement are included with Sales, distribution and marketing expenses in the consolidated statement of operations.

The Company has waived, or provides discounted management and advisory fees, for assets under management in private funds or separately managed accounts for Shareholders’ and their direct families, FRMO, Horizon Common Inc., Kinetics Holding Corporation and employees of the Company.

The Company owns an equity interest and has advanced funds in exchange for notes receivable to HM Tech, a service provider for digital asset mining operations. The Company has also recently agreed to guarantee a $0.3 million Promissory Note receivable from HM Tech LLC issued to Consensus Mining & Seigniorage Corporation in the event of default.

Note 9. Intangible Assets

The following is a summary of the Company’s intangible assets as of December 31:

	2025	2024
Advisory hedge fund contracts	$-	$11,900
Other fund contracts	10,500	10,500
Trade names	1,200	1,200
Retail SMA contracts	-	1,700
	11,700	25,300

Less: Accumulated amortization	(10,799)	(23,338)
	901	1,962

Mutual fund advisory contracts	40,207	40,207
Total	$41,108	$42,169

Amortization expense for the years ended December 31, 2025 and 2024 was $1,060 and $1,708, respectively.

Estimated amortization expense for 2025 and subsequent years is as follows:

2026	$683
2027	218
2028	-
2029	-
2030	-
Thereafter	-
Total	$901

Note 10. Lease Liability

As part of the merger in 2024, the Company acquired an operating lease with annual cash outflows of approximately $0.4 million through 2030 and a sublease agreement with annual expected cash inflows of approximately $0.3 million through 2027. During 2025, cash paid for amounts included in the measurement of operating lease liabilities was approximately $2.5 million for the year. Further, the Company entered into two non-cancelable operating leases that have not yet commenced for replacement and additional office space for seven to 15 years. The table above excludes $27.1 million of legally binding lease payments for these leases signed but not yet commenced.

The Company’s expected future minimum annual lease payments are as follows:

2026	$3,124
2027	1,393
2028	850
2029	867
2030	846
Thereafter	2,560
Total minimum lease payments	$9,640
Less: imputed interest	(1,392)

Total operating lease liability	$8,248

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

The Company recognized amortization expense related to all their operating leases in the consolidated statements of operations for the periods ending December 31, 2025 and 2024. This expense represents the amortization of the right-of-use asset associated with the operating leases.

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

On July 1, 2024, the Company filed to convert from an LLC to a C-Corp for federal and state income taxes. As a result, the Company recognized a deferred income tax expense of $59.7 million related to deferred taxes associated with the basis differences for certain assets, principally unrealized gains in various marketable securities, private funds and digital assets. The provision for income tax for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Current provision:
Federal	$5,582	$7,575
State	537	4,560
Total current provision	6,119	12,135
Deferred provision (benefit):
Federal	(11,121)	61,739
State	(18,217)	30,409
Total deferred provision (benefit)	(29,338)	92,148
Provision (benefit):
Federal	(5,539)	69,412
State	(17,680)	34,969
Total (benefit from) provision for income taxes	$(23,219)	$104,381

Income tax expense at the statutory tax rate is reconciled to the overall income tax expense for the year ended December 31, 2025 is as follows:

	Year Ended December 31, 2025
	%	$
Federal income tax from continuing operations at statutory rates	21.0%	$(3,343)
State income taxes, net of federal tax effect	103.7%	(16,506)
Non-deductible permanent items:
Executive compensation	(1.2)%	199
Other permanent differences	0.7%	(109)
Other:
Income passed through to non-controlling interests	1.2%	(185)
Other	20.6%	(3,275)
Provision for (benefit from) income taxes	145.9%	$(23,219)

The state income tax rate reconciliation category primarily reflects taxes imposed by the states in which the Company operates, primarily attributable to Wisconsin and other state jurisdictions.

Income tax expense at the statutory tax rate is reconciled to the overall income tax expense for the year ended December 31, 2024 is as follows:

Year Ended December 31, 2024
Federal income tax from continuing operations at statutory rates	21.0%
Income prior to C-Corporation conversion	(1.1)%
Income passed through to non-controlling interests	(16.4)%
State income taxes, net of federal tax effect	1.6%
Permanent differences	0.0%
Conversion to C-Corporation status	6.6%
Other	(0.1)%
Provision for income taxes	11.6%

The net deferred tax assets and liabilities as of December 31, 2025 and 2024 are comprised of the following:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carryforwards	$4,412	$3,827
Operating lease liabilities	2,186	1,604
Other	1,249	1,106
Total deferred tax assets	7,847	6,537

Deferred tax liabilities:
Digital assets	3,315	3,493
Operating lease right-of-use assets	1,453	1,219
Investments, at fair value	12,538	20,607
Investments in proprietary funds	45,323	63,812
Intangible assets and goodwill	10,894	13,089
Other	669	-
Total deferred tax liabilities	74,192	102,220

Deferred tax liability, net	$66,345	$95,683

The Company has the following tax carryforward attributes:

	Gross Amount	Expiring
Federal net operating loss carryforwards	$16,650	$-

The following table presents income taxes paid by jurisdiction for the year ended December 31, 2025 and 2024, including
U.S. Federal and state income taxes. The States presented make up the majority of the effects of state taxes included in the provision for income taxes.

	December 31, 2025	December 31, 2024
Federal	$6,000	$5,976
Wisconsin	1,663	-
New York State	655	2,399
New York City	575	2,285
New Jersey	-	417
All others	348	10
	$9,241	$11,087

Note 12. Stock-Based Compensation and Shareholders’ Equity

No restricted stock units (“RSUs”) or stock options were granted during the years ended December 31, 2025 and 2024, respectively. The Company has a de minimis amount of compensation cost and unrecognized compensation cost related to RSUs as of and for the year ended December 31, 2024.

Prior to the Merger in 2024, as defined in the Horizon Kinetics amended limited liability agreement dated as of May 1, 2011, each of two class memberships (Class A-1 and Class A-2) had certain voting rights, and profits, losses, and distributions were allocated to members as determined by the board of managers in accordance with the amended limited liability agreement. Horizon Kinetics made distributions to members on a quarterly basis, based on their ownership percentage of the respective units outstanding. Horizon Kinetics also authorized the issuance of Class B membership units, but none were issued prior to the Merger with Scott’s Liquid Gold-Inc.

Note 13. Earnings per Share

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

Common stock equivalents that have been excluded from the calculation of earnings per share because they would have been anti-dilutive are de minimis for the years ended December 31, 2025 and 2024, respectively, and have no impact on diluted earnings per share.

Note 14. Segment Information

We previously operated in two operating segments: asset management and consumer products. We chose to organize our business around these segments based on 1) differences in the products and services sold, 2) the availability of discrete financial information, and 3) the reports that are regularly reviewed by the chief operating decision maker Murray Stahl, CEO, who evaluates the respective segment contributions to operating income (loss) as part of an evaluation of assessing performance and resource allocations. Accounting policies for our segments are the same as those described in Note 2. We evaluated segment performance based on several factors, including income or loss before the provision for income taxes.

In the third quarter of 2025, in conjunction with the divestiture of our consumer products, the Company determined that it has one reportable segment. The divestiture of consumer products is described in Note 7.

The following provides information on our single segment for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025			Year Ended December 31, 2024
	Asset Management	Reconciling Amounts	Total	Asset Management	Reconciling Amounts	Total
Revenue	$80,419	$(7,573)	$72,846	$111,481	$(55,673)	$55,808
Significant segment expense	32,028	-	32,028	37,550	-	37,550
Depreciation and amortization	1,116	-	1,116	1,816	-	1,816
All other segment expenses	25,877	2,742	28,619	28,968	2,534	31,502
Operating income (loss)	$21,398	$(10,315)	$11,083	$43,147	$(58,207)	$(15,060)
	-			-
Identifiable assets	$434,028	$1,562,783	$1,996,811	$483,585	$1,544,591	$2,028,176

Geographic Area Information

As of December 31, 2025 and December 31, 2024, all of the Company’s assets were located in the United States of America.

Note 15. Commitments and Contingencies

Mutual and proprietary fund expense reimbursement

The Company has voluntarily agreed to certain expense reimbursement agreements in place with Kinetics Mutual Funds Inc. (“Kinetics Funds”) that are renewed annually by the Investment Adviser at its discretion. Each Kinetics Fund has an agreed upon expense percentage cap (“Cap”) with the Company. When the overall expenses of the Kinetics Funds for the month reach an agreed upon level, any expenses incurred above the Cap are reimbursed by the Company to the Kinetics Funds. In accordance with the private placement memorandums of certain hedge funds the Company manages (the “Funds”), the Investment Adviser has agreed to reimburse any expenses incurred above a predetermined Cap to the Funds. For the years ended December 31, 2025 and 2024, the Company reimbursed to the Kinetics Funds $1,574 and $1,358, respectively. These reimbursements are included on the consolidated statement of operations as a reduction of revenue.

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

Note 16. Employee Benefit Plan

The Horizon Kinetics LLC 401(k) Plan is a defined contribution plan which was adopted as of October 31, 2011. The Company maintains a qualified 401(k) retirement plan for eligible employees. The Company does not make any matching or other contributions to the plan for its employees. The total expense of operating the plan was $8 and $14 for the years ended December 31, 2025 and 2024, respectively.

Note 17. Net Capital Requirements

KBD LLC and KFD LLC are subject to the Securities and Exchange Commission Uniform Net Capital Rule (“SEC Rule 15c3-1”), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As of December 31, 2025, KBD LLC and KFD LLC had net capital of $107 and $1,546 respectively, which was $102 and $1,521 respectively, in excess of its required net capital of $5 and $25, respectively. KBD LLC’s and KFD LLC’s net capital ratio were 0.977 and 0.013 to 1, respectively. As of December 31, 2024, KBD LLC and KFD LLC had net capital of $40 and $1,435 respectively, which was $35 and $1,410 respectively, in excess of its required net capital of $5 and $25, respectively. KBD LLC’s and KFD LLC’s net capital ratio were 1.790 and 0.025 to 1, respectively.

Note 18. Subsequent Events

On March 11, 2026, the Company’s Board of Directors declared a cash dividend of $0.121 per share, payable on March 31, 2026 to shareholders of record as of the close of business on March 23, 2026.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of December 31, 2025, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on the criteria for effective internal control described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that the Company's internal control over financial reporting was effective as of December 31, 2025.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this Report.

Material Weakness

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s financial statements will not be prevented or detected on a timely basis. As previously disclosed, during 2024, management identified a material weakness related to a lack of IT general controls over certain third-party systems. During the fourth quarter of 2025, management completed the remediation of this material weakness. The remediation efforts included the implementation and documentation of enhanced IT general control activities over relevant third-party systems, including controls related to user access, change management, and monitoring, as well as the establishment of additional management review and oversight procedures.

Based on the results of management’s testing, management concluded that the previously identified material weakness related to IT general controls over certain third-party systems was remediated as of December 31, 2025. As a result of the remediation of the previously identified material weakness and based on management’s assessment, management concluded that the Company’s internal control over financial reporting and disclosure controls and procedures were effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

Other than the changes in connection with the remediation of the previously identified material weakness discussed above, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the twelve months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

For Part III, except as set forth below, the information set forth in our definitive Proxy Statement for our Annual Meeting of Shareholders to be filed within 120 days after December 31, 2025, is hereby incorporated by reference into this Report.

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

HORIZON KINETICS HOLDING CORPORATION
Date:	March 12, 2026	By:	/s/ Murray Stahl
Murray Stahl Chief Executive Officer
(Principal Executive Officer)

Date:	March 12, 2026	By:	Mark A. Herndon
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Title	Signature
March 12, 2026	Chief Executive Officer	/s/ Murray Stahl
	Chairman of the Board of Directors	Murray Stahl
(Principal Executive Officer)
March 12, 2026	Chief Financial Officer	/s/ Mark A. Herndon
	(Principal Financial and Accounting Officer)	Mark A. Herndon
March 12, 2026	General Counsel and Secretary	/s/ Jay Kesslen
Jay Kesslen
March 12, 2026	President	/s/ Steven Bregman
	Director	Steven Bregman
March 12, 2026	Vice President	/s/ Peter Doyle
	Director	Peter Doyle
March 12, 2026	Director	/s/ Alice C. Brennan
Alice C. Brennan
March 12, 2026	Director	/s/ Allison Nagelberg
Allison Nagelberg
March 12, 2026	Director	/s/ Brent D. Rosenthal
Brent D. Rosenthal
March 12, 2026	Director	/s/ Daniel J. Roller
Daniel J. Roller