Form 10-Q
period 2026-03-31
Horizon Kinetics Holding Corp
filed 2026-05-15
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026, the registrant had 18,635,321 shares of its common stock, $0.10 par value per share, outstanding.

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

The forward-looking statements contained in this Report are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Forward-looking statements and our performance inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to:

•
Unfavorable market conditions could adversely affect our business in many ways, including by reducing the fee revenues and distributions received from its funds.
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
•
Our success depends highly on its senior executives, and the loss of their services would have a material adverse effect on our business, results and financial condition.
•
Poor performance of our funds would cause a decline in its revenue, income and cash flow and could adversely affect our ability to raise capital for future funds.
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

PART I

ITEM 1. FINANCIAL STATEMENTS.

HORIZON KINETICS HOLDING CORPORATION

Condensed Consolidated Statements of Financial Condition

(in thousands)

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Cash and cash equivalents	$36,738	$36,884
Fees receivable, net	8,210	6,575
Investments, at fair value	113,140	76,535
Assets of consolidated investment products
Cash and cash equivalents	41,863	45,493
Investments, at fair value	1,898,360	1,708,395
Other assets	9,622	9,517
Other investments	36,456	21,032
Operating lease right-of-use assets	5,822	6,382
Property and equipment, net	980	395
Prepaid expenses and other assets	9,162	8,603
Due from affiliates	7	10
Digital assets	9,687	12,509
Intangible assets, net	40,924	41,108
Goodwill	23,373	23,373
Total assets	$2,234,344	$1,996,811

Liabilities, Noncontrolling Interests, and Shareholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$18,611	$12,149
Accrued third party distribution expenses	642	578
Deferred revenue	60	66
Liabilities of consolidated investment products
Accounts payable and accrued expenses	166,785	1,596
Other liabilities	3,286	735
Deferred tax liability, net	94,274	66,345
Due to affiliates	8,541	7,689
Operating lease liability	7,603	8,248
Total liabilities	299,802	97,406

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests	1,525,312	1,560,452

Shareholders' equity
Preferred stock, no par value, authorized 20,000 shares; no shares issued and outstanding	-	-
Common stock; $0.10 par value, 50,000 shares authorized; 18,635 shares issued and outstanding, net of 1 share treasury stock at March 31, 2026 and December 31, 2025, respectively	1,864	1,864
Additional paid-in capital	39,243	39,243
Retained earnings	368,123	297,846
Total shareholders’ equity	409,230	338,953
Total liabilities, noncontrolling interests, and shareholders’ equity	$2,234,344	$1,996,811

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

HORIZON KINETICS HOLDING CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025

Revenue:
Management and advisory fees	$18,204	$18,908
Other income and fees	89	115
Total revenue	18,293	19,023

Operating expenses:
Compensation and related employee benefits	14,199	9,109
Sales, distribution and marketing	4,960	4,132
Depreciation and amortization	198	437
General and administrative expenses	2,545	2,531
Expenses of consolidated investment products	723	1,095
Total operating expenses	22,625	17,304

Operating income (loss)	(4,332)	1,719

Other income (expense):
Equity earnings, net	10,289	3,051
Interest and dividends	407	491
Other income (expense)	5,866	(51)
Investment and other income (losses) of consolidated investment products, net	190,806	70,267
Interest and dividend income of consolidated investment products	1,649	2,904
Unrealized (loss) gain on digital assets, net	(2,831)	(1,779)
Realized gain on investments, net	358	2,199
Unrealized gain (loss) on investments net	36,153	13,734
Total other income (expense), net	242,697	90,816

Income (loss) from continuing operations before provision for income taxes	238,365	92,535
Income tax (expense) benefit	(30,113)	(10,371)
Income (loss) from continuing operations, net of tax	208,252	82,164
Income (loss) from discontinued operations, net of tax	-	(327)
Net income	$208,252	$81,837
Less: net income attributable to redeemable noncontrolling interests	(135,720)	(58,996)
Net income attributable to Horizon Kinetics Holding Corporation	$72,532	$22,841

Basic and diluted net income per common shares:
Net income from continuing operations	$3.89	$1.25
Net (loss) from discontinued operations	$-	$(0.02)

Net income attributable to Horizon Kinetics Holding Corporation	$3.89	$1.23

Weighted average shares outstanding:
Basic and diluted	18,635	18,635

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

HORIZON KINETICS HOLDING CORPORATION

Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Capital in Excess of Par	Retained Earnings	Total
Balance at December 31, 2025	18,635	$1,864	$39,243	$297,846	$338,953
Dividends	-	-	-	(2,255)	(2,255)
Net income	-	-	-	72,532	72,532
Balance at March 31, 2026	18,635	$1,864	$39,243	$368,123	$409,230

Balance at December 31, 2024	18,635	$1,864	$39,243	$299,064	$340,171
Dividends	-	-	-	(1,994)	(1,994)
Net income	-	-	-	22,841	22,841
Balance at March 31, 2025	18,635	$1,864	$39,243	$319,911	$361,018

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

HORIZON KINETICS HOLDING CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025

Operating activities:
Net cash used in operating activities	$(6,769)	$(14,480)

Investing activities:
Proceeds from sale of investments	709	31,177
Issuance of notes to related party	(150)	(80)
Deconsolidation of a consolidated investment product	-	(4,959)
Purchases of property and equipment	(599)	-
Purchases of investments	(298)	(2,019)
Net cash (used in) provided by investing activities	(338)	24,119

Financing activities:
Dividends	(2,255)	(1,994)
Contributions from redeemable noncontrolling interests in consolidated investment products	13,523	11,190
Redemptions of redeemable noncontrolling interests in consolidated investment products	(7,937)	(13,184)
Net cash provided by (used in) financing activities	3,331	(3,988)

Net (decrease) increase in cash and cash equivalents	(3,776)	5,651

Cash and cash equivalents of HKHC and consolidated investment products, beginning of year	82,377	58,752

Cash and cash equivalents of HKHC and consolidated investment products, end of period	$78,601	$64,403

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$25	$-

Supplemental disclosure of non-cash investing and financing activities
Non-cash settlement of redemption payables through in-kind distributions	$10,693	$-
Contribution of investment securities for interest in other investments	-	11,481

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

HORIZON KINETICS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except per share data)

Note 1. General

The accompanying unaudited interim Condensed Consolidated Financial Statements of Horizon Kinetics Holding Corporation, a Delaware Company (along with its wholly-owned subsidiaries, collectively referred to as the “Company”, “HKHC” or in the first-person notations of “we”, “us” and “our”) were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statement rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements. The interim operating results are not necessarily indicative of the results for a full year or for any interim period. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The accompanying Condensed Consolidated Statement of Financial Condition have been derived from the Company's annual financial statements for the year ended December 31, 2025. The Condensed Consolidated Financial Statements included herein should be read in conjunction with the audited consolidated annual financial statements and accompanying notes.

The Condensed Consolidated Financial Statements include the accounts of HKHC and all of its wholly-owned subsidiaries (Horizon Kinetics Asset Management LLC, Kinetics Funds Distributor LLC, and KBD Securities LLC). All intercompany balances and transactions have been eliminated in consolidation.

The Company and its wholly owned subsidiaries manage or control certain entities that have been consolidated in the accompanying financial statements. These entities include our private funds (collectively, “consolidated investment products” or “CIPs”). Including the results of the consolidated investment products significantly increases the reported amounts of the assets, liabilities, revenues, expenses and cash flows within the accompanying consolidated financial statements. However, the consolidated investment products’ results included herein have no direct effect on the net income attributable to HKHC or to its Stockholders’ Equity. Instead, economic ownership of the investors in the consolidated investment products are reflected as redeemable non-controlling interests in consolidated investment products. Further, cash flows allocable to redeemable non-controlling interests in consolidated investment products are specifically identifiable within the Consolidated Statement of Cash Flows.

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

The following tables present additional information about the Company’s digital assets as of March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026			December 31, 2025
	Units Held	Cost Basis	Fair Value	Units Held	Cost Basis	Fair Value
Bitcoin	132	$1,759	$8,994	132	$1,749	$11,525
Litecoin	1,278	144	69	1,268	143	97
Ethereum	176	53	370	176	53	521
Bitcoin Cash	239	72	111	239	72	143
All others		40	143		41	223
		$2,068	$9,687		$2,058	$12,509

	Balance at December 31, 2025	Revenue recognized	Purchases	Proceeds and in-kind transfers	Unrealized gain (loss)	Balance at March 31, 2026
Bitcoin
Units	132	-	-	-	-	132
Amount	$11,525	$9	$-	$-	$(2,540)	$8,994
Litecoin
Units	1,268	10	-	-	-	1,278
Amount	$97	$1	$-	$-	$(29)	$69
Ethereum
Units	176	-	-	-	-	176
Amount	$521	$-	$-	$-	$(151)	$370
Bitcoin Cash
Units	239	-	-	-	-	239
Amount	$143	$-	$-	$-	$(32)	$111
All others
Amount	$223	$4	$-	$(4)	$(80)	$143

The following tables present additional information about digital assets held in CIPs as of March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026			December 31, 2025
	Units Held	Cost Basis	Fair Value	Units Held	Cost Basis	Fair Value
Bitcoin	1,915	$11,143	$130,651	1,921	$11,224	$168,065
Bitcoin Cash	15,227	6,674	7,093	15,120	6,624	9,052
Ethereum	18,923	403	645	18,923	403	908
Litecoin	45,196	3,569	2,436	45,196	3,569	3,468
Ripple	516,187	240	692	516,187	240	949
All others		559	1,174		559	2,415
		$22,588	$142,691		$22,619	$184,857

	Balance at December 31, 2025	Revenue recognized	Purchases	Purchases	Proceeds and in-kind transfers	Unrealized gain (loss)	Balance at March 31, 2026
Bitcoin
Units	1,921	-	-	-	(6)	-	1,915
Amount	$168,065	$363	$-	$-	$(445)	$(37,332)	$130,651
Bitcoin Cash
Units	15,120	-	107	-	-	-	15,227
Amount	$9,052	$-	$50	$-	$-	$(2,009)	$7,093
Ethereum
Units	18,923	-	-	-	-	-	18,923
Amount	$908	$-	$-	$-	$-	$(263)	$645
Litecoin
Units	45,196	-	-	-	-	-	45,196
Amount	$3,468	$-	$-	$-	$-	$(1,032)	$2,436
Ripple
Units	516,187	-	-	-	-	-	516,187
Amount	$949	$-	$-	$-	$-	$(257)	$692
All others
Amount	$2,415	$-	$-	$-	$-	$(1,241)	$1,174

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

We account for other investments that are not accounted for under the equity method that do not have a readily determinable fair value under the fair value measurement alternative. Under the fair value measurement alternative, these investments are based on our original cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar interests of the same issuer. Under this method, our share of the income or losses of such companies is not included in our Consolidated Statements of Operations, however, the result of observable price changes, if any, are reflected in Other income (loss), net. We include the carrying value of these investments in Investments in private funds on the Condensed Consolidated Balance sheets.

The Company’s other investments consist of the following as of March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026	December 31, 2025
Horizon Kinetics Hard Assets, LLC	$26,509	$16,389
Consensus Mining & Seigniorage Corporation	607	717
Other miscellaneous investments	9,340	3,926
	$36,456	$21,032

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

Incentive Fee revenue is recorded when earned by the fund managers of those managed funds to the extent that Return Thresholds have been met and it is probable that a significant reversal of revenue will not occur. These customer contracts require the Company to provide investment management services over a period of time, which represents a performance obligation that the Company satisfies over time. Management fees are a form of variable consideration because the fees that the Company is entitled to vary based on fluctuations in the basis for the management fee. The amount recorded as revenue is generally determined at the end of the period because these management fees are payable on a regular basis (typically monthly) and are not subject to claw back once paid. Management and advisory fees, including Incentive Fees, from consolidated private funds are eliminated in consolidation. The Company earned $18.1 million and $0.3 million of Incentive Fees for the three months ended March 31, 2026 and 2025, respectively, from private funds that were eliminated as a result of the consolidation of the respective funds.

The following table disaggregates our management services revenue by type:

	Three Months Ended March 31,
	2026	2025

Mutual fund management fees	$8,821	$9,888
ETF management fees	3,304	2,465
Separately managed account management fees	5,884	6,348
Private funds and other management fees	195	207
Total management and advisory fees	$18,204	$18,908

The following table presents balances of management fees receivable by type:

	March 31, 2026	December 31, 2025
Mutual fund management fees	$3,471	$2,605
ETF management fees	1,178	1,061
Separately managed account management fees	2,649	2,277
Private fund management fees	561	263
Other	351	369
	$8,210	$6,575

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

(l) Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU No. 2023-09 establishes incremental disaggregation of income tax disclosures pertaining to the effective tax rate reconciliation and income taxes paid. The Company adopted this standard prospectively in our Annual Report on Form 10-K for the year ended December 31, 2025.

(m) Recently issued accounting pronouncements

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

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Loss from Discontinued Operations in the Condensed Consolidated Statements of Operations for the three and nine months ended March 31:

Three Months Ended March 31, 2025
Other income and fees	$778
Operating expenses
Compensation, related employee benefits, and cost of goods sold	458
Sales, distribution and marketing	325
Depreciation and amortization	62
General and administrative expenses	347
Total operating expenses	1,192
Operating income (loss) from discontinued operations	(414)
Gain on sale of discontinued operations	-
Income (loss) from discontinued operations before provision for income taxes	(414)
Income tax (expense) benefit	87
Income (loss) from discontinued operations, net of tax	$(327)

There were no results from discontinued operations for the three months ended March 31, 2026. There were no assets or liabilities of discontinued operations as of March 31, 2026 or December 31, 2025, respectively.

Net cash used in operating activities from discontinued operations were $0 and $178 for the three months ended March 31, 2026 and 2025, respectively. There were no capital expenditures, depreciation expense, or significant operating and investing noncash items related to discontinued operations during the three months ended March 31, 2026 and 2025, respectively.

Note 4. Investments, at Fair Value

The following summarizes the Company’s investments accounted for at fair value at March 31, 2026 using the fair value hierarchy:

	March 31, 2026
	Total	Level 1	Level 2	Level 3
Money market cash equivalents	$31,044	$31,044	$-	$-

Investments:
Texas Pacific Land Corporation	$82,141	$82,141	$-	$-
Kinetics Market Opportunities Fund	9,831	-	9,831	-
Kinetics Mutual Funds and ETFs	2,921	-	2,921	-
Kinetics Spin-Off and Corporate Restructuring Fund-Institutional Class	4,641	-	4,641	-
Kinetics Global Fund No Load Class	2,646	-	2,646	-
All other market traded equity securities	3,354	3,354	-	-
CBOE Global Markets	2,766	2,766	-	-
FRMO Corporation	1,527	-	1,527	-
SPAC Active ETF	1,685	-	1,685	-
Grayscale Bitcoin Trust	1,690	1,690	-	-
Total investments	$113,202	$89,951	$23,251	$-
Liabilities:
Market traded equity securities - sold short	$(62)	$(62)	$-	$-
Total liabilities	$(62)	$(62)	$-	$-
Total investments, at fair value	$113,140	$89,889	$23,251	$-

The following summarizes the Company’s investments accounted for at fair value at December 31, 2025 using the fair value hierarchy:

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Money market cash equivalents	$32,362	$32,362	$-	$-

Investments:
Texas Pacific Land Corporation	$49,714	$49,714	$-	$-
Kinetics Market Opportunities Fund	8,024	-	8,024	-
Kinetics Mutual Funds and ETFs	2,396	-	2,396	-
Kinetics Spin-Off and Corporate Restructuring Fund-Institutional Class	2,739	-	2,739	-
Kinetics Global Fund No Load Class	2,479	-	2,479	-
All other market traded equity securities	3,454	3,454	-	-
CBOE Global Markets	2,470	2,470	-	-
FRMO Corporation	1,432	-	1,432	-
SPAC Active ETF	1,684	-	1,684	-
Grayscale Bitcoin Trust	2,189	2,189	-	-
Total investments	$76,581	$57,827	$18,754	$-
Liabilities:
Market traded equity securities - sold short	$(46)	$(46)	$-	$-
Total liabilities	$(46)	$(46)	$-	$-
Total investments, at fair value	$76,535	$57,781	$18,754	$-

The following summarizes Consolidated Investment Products (“CIPs”) measured at fair value on a recurring basis were as follows as of March 31, 2026 using the fair value hierarchy:

	March 31, 2026
	Total	Level 1	Level 2	Level 3	NAV as a practical expedient
Money market cash equivalents	$28,349	$28,349	$-	$-	$-

Investments:
Common stocks	$1,285,091	$1,285,091	$-	$-	$-
Debt securities	1,216	-	-	1,216	-
Digital asset related exchange-traded and mutual funds	356,563	354,178	2,385	-	-
Preferred stocks	3,654	3,654	-	-	-
Private equity funds	1,259	-	-	-	1,259
Private placements	108,383	-	-	108,383	-
Digital assets	142,691	142,691	-	-	-
Total investments	$1,898,857	$1,785,614	$2,385	$109,599	$1,259

Liabilities:
Securities sold short	$(497)	$(497)	$-	$-	$-
Total liabilities	$(497)	$(497)	$-	$-	$-
Total investments, at fair value	$1,898,360	$1,785,117	$2,385	$109,599	$1,259

The following summarizes CIPs measured at fair value on a recurring basis were as follows as of December 31, 2025 using the fair value hierarchy:

	December 31, 2025
	Total	Level 1	Level 2	Level 3	NAV as a practical expedient
Money market cash equivalents	$31,469	$31,469	$-	$-	$-

Investments:
Common stocks	$948,645	$948,645	$-	$-	$-
Debt securities	1,551	-	-	1,551	-
Digital asset related exchange-traded and mutual funds	461,136	458,883	2,253	-	-
Preferred stocks	4,933	4,933	-	-	-
Private equity funds	462	-	-	-	462
Private placements	107,226	-	6,371	100,854	1
Digital assets	184,857	184,857	-	-	-
Total investments	$1,708,810	$1,597,318	$8,624	$102,405	$463

Liabilities:
Securities sold short	$(415)	$(415)	$-	$-	$-
Total liabilities	$(415)	$(415)	$-	$-	$-
Total investments, at fair value	$1,708,395	$1,596,903	$8,624	$102,405	$463

Changes in Level 3 Assets were as follows:

for the three months ended March 31, 2026	Debt securities	Preferred equity and other private investments	Private placements	Total Level 3 Assets
Balance at December 31, 2025	$1,551	$-	$100,854	$102,405
Change in unrealized appreciation (depreciation), net	(335)	-	(4,085)	(4,420)
Purchases	-	-	11,610	11,610
Sales	-	-	-	-
Transfers into Level 3	-	-	4	4
Balance at March 31, 2026	$1,216	$-	$108,383	$109,599

Change in unrealized gains (losses) included in net income relating to assets held at end of period	$(335)	$-	$(4,085)	$(4,420)

for the three months ended March 31, 2025	Debt securities	Preferred equity and other private investments	Private placements	Total Level 3 Assets
Balance at December 31, 2024	$1,649	$22,471	$179,752	$203,872
Change in unrealized appreciation (depreciation), net	(187)	-	8,891	8,704
Deconsolidation		(22,471)	-	(22,471)
Purchases	-	-	3,554	3,554
Sales	-	-	-	-
Balance at March 31, 2025	$1,462	$-	$192,197	$193,659

Change in unrealized gains (losses) included in net income relating to assets held at end of period	$(187)	$-	$8,891	$8,704

Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

as of March 31, 2026	Fair Value	Valuation Technique	Significant Unobservable Inputs
Debt securities	$1,216	Market Approach	Probability of Recovery (21%)
Private placements	$108,383
	33,943	Subject Company Transaction Method, Market Approach, and Discounted Cash Flow Method	Subject company transaction price per unit Revenue Multiples (range 3.3x - 4.8x) Discount rate (14.0%) Projected Future Cash Flows
	22,905	Market Approach - Most recent transaction price	Unit price/cost of latest round of financing
	51,535	Market Approach - Most recent transaction price	Unit price/cost of latest round of financing

as of December 31, 2025	Fair Value	Valuation Technique	Significant Unobservable Inputs
Debt securities	$1,551	Market Approach	Probability of Recovery (21%)
Private placements	$100,854
	36,708	Subject Company Transaction Method	Subject company transaction price per unit
	18,096	Market Approach - Most recent transaction price	Unit price/cost of latest round of financing
	46,050	Market Approach - Most recent transaction price	Unit price/cost of latest round of financing

Note 5. Consolidated Investment Products

CIPs consist primarily of private investment funds which are sponsored by the Company. The Company has no right to the CIPs assets, other than its direct equity investments in them and investment management and other fees earned from them. The liabilities of the CIPs have no recourse to the Company’s assets beyond the level of its direct investment, therefore the Company bears no other risks associated with the CIPs liabilities.

The following supplemental condensed financial information illustrates the consolidating effects of the CIPs on the Company’s financial condition and results of operations as of and for the three months ended March 31, 2026 and 2025, respectively:

	March 31, 2026
	Consolidated Company Entities	Consolidated Investment Products	Eliminations	Consolidated
Assets
Cash and cash equivalents	$36,738	$-	$-	$36,738
Fees receivable, net	9,877	-	(1,667)	8,210
Investments, at fair value	113,140	-	-	113,140
Assets of consolidated investment products
Cash and cash equivalents	-	41,863	-	41,863
Investments, at fair value	-	1,898,360	-	1,898,360
Other assets	-	9,622	-	9,622
Other investments	289,242	-	(252,786)	36,456
Operating lease right-of-use assets	5,822	-	-	5,822
Property and equipment, net	980	-	-	980
Prepaid expenses and other assets	9,162	-	-	9,162
Due from affiliates	16	-	(9)	7
Digital assets	9,687	-	-	9,687
Intangible assets, net	40,924	-	-	40,924
Goodwill	23,373	-	-	23,373
Total assets	$538,961	$1,949,845	$(254,462)	$2,234,344

Liabilities, Noncontrolling Interests, and Shareholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$18,611	$-	$-	$18,611
Accrued third party distribution expenses	642	-	-	642
Deferred revenue	60	-	-	60
Liabilities of consolidated investment products
Accounts payable and accrued expenses	-	166,800	(15)	166,785
Other liabilities	-	4,947	(1,661)	3,286
Deferred tax liability, net	94,274	-	-	94,274
Due to affiliates	8,541	-	-	8,541
Operating lease liability	7,603	-	-	7,603
Total liabilities	129,731	171,747	(1,676)	299,802
Commitments and contingencies

Redeemable noncontrolling interests	-	1,570,085	(44,773)	1,525,312

Equity interests	409,230	208,013	(208,013)	409,230
Total liabilities, noncontrolling interests, and shareholders’ equity	$538,961	$1,949,845	$(254,462)	$2,234,344

	Three months ended March 31, 2026
	Consolidated Company Entities	Consolidated Investment Products	Eliminations	Consolidated
Revenue:
Management and advisory fees	$38,944	$-	$(20,740)	$18,204
Other income and fees	89	-	-	89
Total revenue	39,033	-	(20,740)	18,293

Operating expenses:
Compensation and related employee benefits	14,199	-	-	14,199
Sales, distribution and marketing	4,960	-	-	4,960
Depreciation and amortization	198	-	-	198
General and administrative expenses	2,545	-	-	2,545
Expenses of consolidated investment products	-	704	19	723
Total operating expenses	21,902	704	19	22,625

Operating income	17,131	(704)	(20,759)	(4,332)

Other income (expense):
Equity in earnings of private funds, net	45,561	-	(35,272)	10,289
Interest and dividends	407	-	-	407
Other income (expense)	5,866	-	-	5,866
Investment and other income (losses) of consolidated investment products, net	-	190,806	-	190,806
Interest and dividend income of consolidated investment products	-	1,649	-	1,649
Unrealized (loss) gain on digital assets, net	(2,831)	-	-	(2,831)
Realized gain on investments, net	358	-	-	358
Unrealized gain (loss) on investments net	36,153	-	-	36,153
Total other income (expense), net	85,514	192,455	(35,272)	242,697

Income (loss) before provision for income taxes	102,645	191,751	(56,031)	238,365

Income tax (expense) benefit	(30,113)	-	-	(30,113)

Net income (loss)	$72,532	$191,751	$(56,031)	$208,252
Less: net income attributable to redeemable noncontrolling interests	-	(159,478)	23,758	(135,720)

Net income (loss) attributable to Horizon Kinetics Holding Corporation	$72,532	$32,273	$(32,273)	$72,532

	December 31, 2025
	Consolidated Company Entities	Consolidated Investment Products	Eliminations	Consolidated
Assets
Cash and cash equivalents	$36,884	$-	$-	$36,884
Fees receivable	8,154	-	(1,579)	6,575
Investments, at fair value	76,535	-	-	76,535
Assets of consolidated investment products
Cash and cash equivalents	-	45,493	-	45,493
Investments, at fair value	-	1,708,395	-	1,708,395
Other assets	-	9,517	-	9,517
Other investments	220,065	-	(199,033)	21,032
Operating lease right-of-use assets	6,382	-	-	6,382
Property and equipment, net	395	-	-	395
Prepaid expenses and other assets	8,603	-	-	8,603
Due from affiliates	20	-	(10)	10
Digital assets	12,509	-	-	12,509
Intangible assets, net	41,108	-	-	41,108
Goodwill	23,373	-	-	23,373
Total assets	434,028	1,763,405	(200,622)	1,996,811

Liabilities, Noncontrolling Interests, and Shareholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$12,149	$-	$-	$12,149
Accrued third party distribution expenses	578	-	-	578
Deferred revenue	66	-	-	66
Liabilities of consolidated investment products
Accounts payable and accrued expenses	-	1,606	(10)	1,596
Management fee payable	-	1,580	(1,580)	-
Other liabilities	-	735	-	735
Deferred tax liability, net	66,345	-	-	66,345
Due to affiliates	7,689	-	-	7,689
Operating lease liability	8,248	-	-	8,248
Total liabilities	95,075	3,921	(1,590)	97,406
Commitments and contingencies

Redeemable noncontrolling interests	-	1,599,587	(39,135)	1,560,452

Equity interests	338,953	159,897	(159,897)	338,953
Total liabilities, noncontrolling interests, and shareholders’ equity	$434,028	$1,763,405	$(200,622)	$1,996,811

	Three months ended March 31, 2025
	Consolidated Company Entities	Consolidated Investment Products	Eliminations	Consolidated
Revenue:
Management and advisory fees	$21,145	$-	$(2,237)	$18,908
Other income and fees	115	-	-	115
Total revenue	21,260	-	(2,237)	19,023

Operating expenses:
Compensation and related employee benefits	9,109	-	-	9,109
Sales, distribution and marketing	4,132	-	-	4,132
Depreciation and amortization	437	-	-	437
General and administrative expenses	2,567	-	(36)	2,531
Expenses of consolidated investment products	-	1,059	36	1,095
Total operating expenses	16,245	1,059	-	17,304

Operating income	5,015	(1,059)	(2,237)	1,719

Other income (expense):
Equity in earnings of private funds, net	13,930	-	(10,879)	3,051
Interest and dividends	491	-	-	491
Other income (expense)	(51)	-	-	(51)
Investment and other income (losses) of consolidated investment products, net	-	70,267	-	70,267
Interest and dividend income of consolidated investment products	-	2,904	-	2,904
Unrealized (loss) gain on digital assets, net	(1,779)	-	-	(1,779)
Realized gain on investments, net	2,199	-	-	2,199
Unrealized gain (loss) on investments net	13,734	-	-	13,734
Total other income (expense), net	28,524	73,171	(10,879)	90,816

Income (loss) before provision for income taxes	33,539	72,112	(13,116)	92,535

Income tax (expense) benefit	(10,371)	-	-	(10,371)

Income (loss) from continuing operations, net of tax	$23,168	$72,112	$(13,116)	$82,164
Income (loss) from discontinued operations, net of tax	(327)	-	-	(327)
Less: net income attributable to redeemable noncontrolling interests	-	(61,154)	2,158	(58,996)

Net income (loss) attributable to Horizon Kinetics Holding Corporation	$22,841	$10,958	$(10,958)	$22,841

Note 6. Related Party Transactions

As of March 31, 2026 and December 31, 2025, amounts due to or due from the Company to related party affiliates is summarized as follows:

	March 31, 2026		December 31, 2025
	Receivable	Payable	Receivable	Payable
Horizon Common Inc.	$-	$6,902	$-	$6,902
Private funds	3	-	5	-
FRMO Corporation	4	1,639	5	787
	$7	$8,541	$10	$7,689

For the three months ended March 31, 2026 and 2025, amounts recognized from related party affiliates is summarized as follows:

	Three Months Ended March 31,
	2026		2025
	Revenues	Expenses	Revenues	Expenses
Private funds	$534	$-	$365	$-
FRMO Corporation	2	1,639	4	922
Consensus Mining & Seigniorage Corp	8	-	3	-
Other	-	-	-	3
	$544	$1,639	$372	$925

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

Common stock equivalents that have been excluded from the calculation of earnings per share because they would have been anti-dilutive are de minimis for the three months ended March 31, 2026 and 2025, respectively, and have no impact on diluted earnings per share.

Note 8. Segment Information

The Company operates in a single operating segment of Asset Management. The following provides information on that segment for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Asset Management	Reconciling Amounts	Total	Asset Management	Reconciling Amounts	Total
Revenue	$39,033	$(20,740)	$18,293	$21,260	$(2,237)	$19,023
Significant segment expense	14,199	-	14,199	9,109	-	9,109
Depreciation and amortization	198	-	198	437	-	437
All other segment expenses	7,505	723	8,228	6,699	1,059	7,758
Operating income (loss)	17,131	(21,463)	(4,332)	5,015	(3,296)	1,719

Identifiable assets	$538,961	$1,695,383	$2,234,344	$486,506	$1,581,755	$2,068,261

Geographic Area Information

As of March 31, 2026 and December 31, 2025, all of the Company’s assets were located in the United States of America. There were no revenues from outside the United States for the three months ended March 31, 2026 or 2025, respectively.

Note 9. Income Taxes

The Company’s income tax provision includes corporate income taxes and other entity-level income taxes, as well as income taxes incurred by certain affiliated funds that are consolidated in these financial statements. Income tax (expense) benefit for three months ended March 31, 2026 and 2025 was $(30,113) and $(10,371), respectively.

The Company’s effective income tax rate is dependent on many factors, including the estimated nature and amounts of income and expenses allocated to the non-controlling interests without being subject to federal, state and local income taxes at the corporate level. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds and co-investment vehicles that are consolidated in the Company’s unaudited condensed consolidated financial statements. For the three months ended March 31, 2026 and 2025, the Company recorded its interim income tax provision utilizing the estimated annual effective tax rate.

The income tax effects of temporary differences give rise to significant portions of deferred tax assets and liabilities, which are presented on a net basis. As of March 31, 2026 and December 31, 2025, the Company recorded a net deferred tax liability of $94.3 million and $66.3 million, respectively, within the Condensed Consolidated Statements of Financial Condition.

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

Note 10. Lease Liabilities

The Company leases office space in primarily four locations, principally the company’s corporate headquarters. The Company’s operating leases have remaining lease terms of one to ten years. The weighted-average discount rate for the Company’s operating leases as of March 31, 2026 was 4.7%. The weighted-average remaining lease term as of March 31, 2026 was 6.0 years.

The Company’s expected future minimum annual lease payments are as follows:

2026 (remainder)	$2,406
2027	1,394
2028	851
2029	868
2030	847
Thereafter	2,524
Total minimum lease payments	$8,890
Less: imputed interest	(1,287)

Total operating lease liability	$7,603

The discount rates used to calculate the Company’s lease liabilities were based on the Company’s estimated incremental borrowing rates, as the rates implicit in the leases were generally not readily determinable. The Company estimated its incremental borrowing rates using market-based information, including U.S. Treasury yields with maturities corresponding to the lease terms, adjusted to reflect the Company’s estimated secured borrowing rate and the economic environment at lease commencement.

The Company recognized amortization expense related to all their operating leases in the condensed consolidated statements of operations for the three months ended March 31, 2026 or 2025. This expense represents the amortization of the right-of-use asset associated with the operating leases.

During 2025, the Company entered into two non-cancelable operating leases that have not yet commenced for replacement and additional office space for seven to 15 years. The table above excludes $27.2 million of legally binding lease payments for leases signed but not yet commenced. The Company also has an operating lease with annual cash outflows of approximately $0.4 million through 2030 and a sublease agreement with annual expected cash inflows of approximately $0.3 million through 2027.

Note 11. Commitments and Contingencies

Mutual and private funds expense reimbursement

The Company has voluntarily agreed to certain expense reimbursement agreements in place with Kinetics Mutual Funds Inc. (“Kinetics Funds”) that are renewed annually by the Company at its discretion. Each Kinetics Fund has an agreed upon expense percentage cap (“Cap”) with the Company. When the overall expenses of the Kinetics Funds for the month reach an agreed upon level, any expenses incurred above the Cap are reimbursed by the Company to the Kinetics Funds. In accordance with the private placement memoranda of certain hedge funds the Company manages (the “Funds”), the Company has agreed to reimburse any expenses incurred above a predetermined Cap to the Funds. For the three months ended March 31, 2026 and 2025, the Company reimbursed to the Kinetics Funds $424 and $314, respectively. These reimbursements are included on the condensed consolidated statement of operations as a reduction of revenue.

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

Note 12. Subsequent events

On May 14, 2026, the Company's Board of Directors declared a cash dividend of $0.127 per share, payable on June 17, 2026 to, shareholders of record as of the close of business on May 27, 2026.

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

Overview

HKHC is a research driven, fundamentals-oriented asset manager serving institutions, individuals and financial professionals. It provides investment management services through its wholly-owned subsidiary and registered investment adviser, Horizon Kinetics Asset Management LLC. Through this subsidiary, it manages a number of strategies, most of which are focused on publicly-traded equity securities, but also private investments and digital assets. To accommodate different investing preferences, HKHC’s offerings can be accessed in a variety of ways, including through mutual funds, ETFs, a closed end fund, separately managed accounts that can be customized to the unique investment objectives and risk tolerances of individual clients, and, for qualified investors, via private partnerships typically known as alternative investments. HKHC raises capital for and manages these strategies, and it earns a management fee that varies among products. In certain instances, the fee it earns is tied to the performance of the account. HKHC also produces a number of research reports and compendia that are sold mainly to institutions, as it believes that the discipline required to produce written research encourages thorough qualitative and quantitative analysis. As of March 31, 2026, the Company had regulatory assets under management ("AUM") of $11.4 billion.

HKHC also manages a portfolio of investment securities for its own benefit, which has historically impacted and is expected to impact future results of operations, often significantly so. As of March 31, 2026, we held investment securities (at fair value) of $113.1 million, which represented 5.1% of total assets. In addition, we have devoted capital to a variety of the private alternative investment funds we manage. As of March 31, 2026, HKHC’s investments in these private funds and other private investments are $289.2 million, however, since some of these private funds are included within these consolidated financial statements, this value is not separately presented.

In addition to investment management and research activities, HKHC operates two wholly-owned, limited purpose broker-dealers, KBD Securities LLC and Kinetics Funds Distributor LLC, both of which are only used for the marketing and promotion of its investment products. We pay a portion of the fee it earns to these and other third-party firms who assist it in marketing.

Along with investing on behalf of clients, HKHC also uses its own capital to invest along with its clients in many of its private products and makes direct investments in public and private instruments including digital assets. Certain employees do, from time to time, serve as management or as a member of the board of directors of the companies in which we invest.

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

The Company also earns management fees in its mutual funds, ETFs, closed-end funds and private partnerships as compensation for internal fund management and advisory services. The management fees for the private funds vary by fund and investment strategy and are typically approximately between 0% and 2.00% of the net asset value of the funds’ underlying investments.

The Company is also entitled to receive incentive fees on private partnerships if certain performance returns have been achieved as stipulated in the governing documents of the applicable fund. Incentive fees are generated when certain returns exceed a previously established high water mark. The incentive fees are calculated as a percentage of the gains experienced, typically 20%, based on the agreement with each partner in the respective fund. Incentive fees are not subject to claw back as a result of performance declines in subsequent periods to the most recent measurement date. Incentive fees, if earned, are recognized upon completion of the contractually determined measurement period, which are generally annually, or when a client redeems their interest. Incentive fees are subject to the uncertainty of market volatility, and as a result, the entire amount of the variable consideration related to incentive fees is constrained until the end of each measurement period when the uncertainty has been resolved. The Company earned incentive fees of $18.4 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively. Management and incentive fees earned from consolidated investment products are eliminated from revenue upon consolidation, however the economic benefit to the HKHC shareholders’ is retained through lower net income amounts attributable to the redeemable noncontrolling interests. Remaining unearned incentive fees resulting from the performance of the Company’s private funds for the three months ended March 31, 2026 are approximately $5.5 million. These unearned incentive fees are subject to change based on market prices and generally expected to be resolved during the fourth quarter of 2026 once it is probable that a significant reversal of revenue will not occur.

A small number of clients with certain separately managed accounts may pay incentive fees in addition to or in lieu of management fees, if their portfolio achieves positive investment returns, in certain cases, in excess of an agreed benchmark or hurdle rate. Typically, such fees are paid annually upon crystallization or when a client closes their investment and are not accrued prior to being earned. These unearned performance fees are subject to change based on market prices and generally expected to be resolved during the fourth quarter of 2026 once it is probable that a significant reversal of revenue will not occur.

Business Highlights in the first quarter of 2026

Revenues

•
HKHC’s revenues from ETF products increased $0.8 million, or 34.0%, this quarter primarily as a result of higher average AUM at our Inflation Beneficiaries ETF.
•
In addition, the Company earned incentive fees of $18.1 million from certain private funds due to expiration of certain restrictions associated with their investments in Miami International Holdings (“MIAX”). While these incentive fees, and other management fees, earned from consolidated private funds are eliminated from consolidated management and advisory fees, the positive economic benefit continues to be reflected in a lower attribution of net income to redeemable noncontrolling interests (and therefore higher net income attributable to Horizon Kinetics Holding Corporation).

Assets under management

•
AUM for the three months ended March 31, 2026 increased by approximately $1.8 billion, or 19%, to $11.4 billion, due primarily to market value changes of key holdings across the Company’s mutual funds, ETFs and separately managed accounts (SMAs). The market value of Texas Pacific Land Corporation (“TPL”), which is widely held across HKHC’s private funds and SMAs, increased 65% during the quarter resulting in increases in AUM across a variety of our financial products. Those increases were partially offset by declines in Grayscale Bitcoin Trust (“GBTC”), which is also widely held across HKHC’s private funds, of 23% during the first quarter.

Investment performance

•
The Company maintains a portfolio for investment purposes and has also invested substantial capital in its private funds alongside client investors. For the quarter ended March 31, 2026, there was an increase of $36.2 million in the fair value of the Company’s investment portfolio primarily due to the 65% increase in the TPL securities held directly. The increase in the fair value of HKHC’s investments is reported in unrealized gain (loss) on investments, net in the accompanying Consolidated Statement of Operations.
•
The Company’s consolidated investment products experienced favorable performance thus far in 2026. Specifically, the Polestar Funds and Horizon Multi-Strategy Fund were the largest contributors for the three months ended March 31, 2026, however they were partially offset by net losses at Horizon Kinetics Equity Opportunity Funds and South LaSalle.

Results of Operations for the three months ended March 31, 2026

Revenues

Management and advisory fees

The Company’s total management and advisory fees decreased approximately $0.7 million, or 3.7%, for the three months ended March 31, 2026 compared to the prior year. The decrease is primarily the result of lower management fees from our mutual funds, however those were declines were partially offset by higher revenues at our Inflation Beneficiaries ETF. In addition, the Company earned incentive fees of $18.1 million from certain private funds due to expiration of certain restrictions associated with their investments in Miami International Holdings (“MIAX”). While these incentive fees, and other management fees, earned from consolidated private funds are eliminated from consolidated management and advisory fees, the positive economic benefit continues to be reflected in a lower attribution of net income to redeemable noncontrolling interests and therefore a higher net income attributable to Horizon Kinetics Holding Corporation.

Operating Expenses

Compensation, employee benefits, and cost of goods sold

The Company’s operating expenses include employee compensation for investment professionals and other management personnel. HKHC’s compensation costs for the three months ended March 31, 2026 increased by approximately $5.1 million, or 56%, compared to the prior year due to primarily to $5.4 million of incremental commissions and other costs associated with the first quarter’s incentive fee associated with our private funds holding MIAX.

Sales, distribution and marketing expenses

For the three months ended March 31, 2026, sales, distribution and marketing expenses increased $0.8 million, or 20%, compared to the prior quarter, primarily as a result of a higher expense to FRMO pursuant to its revenue sharing agreement with HKHC of $0.8 million that was associated solely to the incentive fee associated with our private funds holding MIAX.

Depreciation and amortization

Depreciation and amortization decreased $0.2 million for the three months ended March 31, 2026 as compared to the prior year due to certain intangible assets becoming fully amortized during 2025.

General and administrative expenses

For the three months ended March 31, 2026, general and administrative expenses did not change significantly at $2.5 million for each period. The Company’s general and administrative expenses includes rent and occupancy expenses, software, insurance, legal and audit professional fees, Director fees and other costs.

Equity income, net

Equity earnings, net was $10.3 million for the three months ended March 31, 2026 compared to $3.1 million for the prior year. The increase was due primarily to increases in the fair value of holdings at Horizon Kinetics Hard Assets, LLC as compared to the prior year.

Interest and dividend income

Interest and dividend income decreased by $0.1 million for the three months ended March 31, 2026 as compared to the prior year due to lower investable cash and cash equivalents balances at the Company.

Other income (expense)

During the year ended March 31, 2026, the Company recorded a gain of $5.9 million related to one of its private investments being acquired. The Company received $0.5 million of cash and $5.2 million of another equity security in a private entity as a result of the transaction.

Unrealized loss on digital assets, net

There was an unrealized loss on digital assets, net of $2.8 million for the three months ended March 31, 2026 as compared to a loss of $1.8 million in the comparable prior year period, primarily due to the change in bitcoin’s value during each respective quarter.

Unrealized gain (loss) on investments, net

For the three months ended March 31, 2026, unrealized gains (losses) on investments increased by $22.4 million compared to the prior year. This increase was due primarily to the $32.4 million unrealized gain on TPL stock during the three months ended March 31, 2026 resulting from its approximately 65% increase in its fair value.

Income tax benefit (expense)

The Company recognizes deferred income taxes related to the tax basis differences for certain assets, principally unrealized gains in various investments, digital assets and indefinite lived intangible assets from the Company’s 2011 merger transaction. The Company’s unrealized gains of investment securities and private funds during the quarter resulted in the recording of deferred taxes during the quarter ended March 31, 2026.

Redeemable Non-Controlling Interests

Net income attributable to redeemable non-controlling interests in Consolidated Investment Products represents the income attributable to ownership interests that third parties hold in entities that are consolidated within our consolidated financial statements. During 2025 the amounts attributable to noncontrolling interests increased correspondingly to the performance of our private funds. The three months ended March 31, 2026 also include an allocation of $18.1 million associated with the incentive fees earned by the Company from funds holding MIAX.

Consolidated Investment Products

Consolidated Investment Products represented a significant portion of our AUM as of March 31, 2026. The activity of the consolidated investment products is reflected within the consolidated financial statement line items indicated by reference thereto. The impact of consolidation will typically decrease management fees and incentive fees, if any, reported under GAAP to the extent these amounts are eliminated upon consolidation. The assets and liabilities of our Consolidated Investment Products are held within separate legal entities and, as a result, the liabilities of our consolidated investment products are typically non-recourse to us. Generally, the consolidation of our consolidated investment products has a significant gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to us or our stockholders’ equity.

The following table presents the results of operations of the consolidated investment products:

	Three Months Ended March 31,
	2026	2025
Expenses of consolidated investment products	$(3,359)	$(2,999)
Investment and other income (losses) of consolidated investment products, net	190,806	70,267
Interest and dividend income of consolidated investment products	1,649	2,904
Net income of consolidated investment products	189,096	70,172

Less: Incentive fees allocated to Horizon Kinetics Holding Corporation	(18,122)	(298)
Less: Income attributable to Horizon Kinetics Holding Corporation economic interests	(35,254)	(10,878)
Net income attributable to redeemable non-controlling interests in consolidated funds	$135,720	$58,996

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

Liquidity and Capital Resources

At March 31, 2026, the Company had $36.7 million of cash and cash equivalents. We believe that our cash and cash equivalents at March 31, 2026 will be sufficient to fund operations for at least one year from the publication of this report.

The Company also had $113.1 million of investments, at fair value. These investments include $82 million held in a single security, approximately 173,088 shares of TPL. During the three months ended March 31, 2026, the fair value of HKHC’s TPL holdings increased due to the approximately 65.2% year-to-date increase in the fair value of TPL common shares. The Company may be limited in its ability to sell this security due to our status as an affiliate of TPL.

In the normal course of business, we may engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, commitments, indemnifications, and potential contingent repayment obligations. We do not have any off-financial position arrangements that would require us to fund losses or guarantee target returns to clients.

The Company’s Board of Directors has determined an expected quarterly dividend policy that is based on the Company’s quarterly performance. The Board of Directors may consider other relevant factors that are relevant to the final determination of a quarterly dividend, if any. On May 14, 2026, the Company's Board of Directors declared a cash dividend of $0.127 per share, payable on June 17, 2026 to shareholders of record as of the close of business on May 27, 2026.

The following table and discussion summarize our Condensed Consolidated Statement of Cash Flows:

	Three Months Ended March 31,
	2026	2025	Variance
Net cash used in operating activities	$(6,769)	$(14,480)	$7,711
Net cash (used in) provided by investing activities	(338)	24,119	(24,457)
Net cash provided by (used in) financing activities	3,331	(3,988)	7,319
	$(3,776)	$5,651	$(9,427)

Operating cash flows

Net cash used by operating activities decreased by $7.7 million for the three months ended March 31, 2026 compared to the prior year. The decrease was primarily the result of earnings, net of working capital changes, including certain accrued expenses, during the period. The net income (loss) for each of the three month periods were largely offset by non-cash adjustments related to deferred income tax expenses, equity in earnings (losses) of affiliates, net and unrealized gains (losses) on investments or digital assets.

Investing cash flows

Net cash resulting from investment activities decreased by $24.5 million for the three months ended March 31, 2026 as compared to the prior year as the result of limited purchases and sales of investments during the period as compared to the prior year.

During the three months ended March 31, 2025, the Company sold certain securities that were received as incentive fee payments related to the 2024 performance. The Company also contributed certain investment securities of $11.5 million to obtain additional equity interests in Horizon Kinetics Hard Assets, LLC (a non-cash investment activity).

Financing cash flows

Net cash provided by financing activities increased by $7.3 million for the three months ended March 31, 2026 as compared to the prior year. The increase was primarily due to $2.3 million higher contributions to redeemable noncontrolling interests in consolidated investment products and $5.2 million less redemptions from redeemable noncontrolling interests in consolidated investment products compared to the prior year. This increase was partially offset by $2.3 million of dividend payments for the quarter, as compared to $2.0 million of dividend payments during the first quarter of 2025.

Contractual Cash Obligations and Other Commercial Commitments

The Company’s contractual cash obligations and other commercial commitments is limited to certain operating leases for office space as summarized below:

	Payments Due by Period
	Total	2026 (remainder)	2027 and 2028	2029 and 2030	Thereafter
Contractual Cash Obligations:
Operating leases	$8,890	$2,406	$2,245	$1,715	$2,524
Total contractual obligations	$8,890	$2,406	$2,245	$1,715	$2,524

During 2025, the Company entered into two non-cancelable operating leases that have not yet commenced for replacement and additional office space for seven to 15 years. The table above excludes $27.3 million of legally binding lease payments for leases signed but not yet commenced. The Company also has an operating lease with annual cash outflows of approximately $0.4 million through 2030 and a sublease agreement with annual expected cash inflows of approximately $0.3 million through 2027.

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

In some instances, an instrument may fall into multiple levels of the fair value hierarchy. In such instances, the instrument’s level within the fair value hierarchy is based on the lowest of the three levels (with Level III being the lowest) that is significant to the fair value measurement. Our assessment of the significance of an input requires judgment and considers factors specific to the instrument. See “Note 4. Investments, at Fair Value,” within our consolidated financial statements included in this Annual Report on Form 10-K for a summary of our valuation of investments and other financial instruments by fair value hierarchy levels.

Income Taxes

The Company is taxed as a corporation for U.S. federal and state income tax purposes. We use the liability method of accounting for deferred income taxes pursuant to GAAP. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the statutory tax rates expected to be applied in the periods in which those temporary differences are settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized during the year the change is enacted. A valuation allowance is recorded on our net deferred tax assets when it is more likely than not that such assets will not be realized or when timing is unknown. When evaluating the realizability of our deferred tax assets, all evidence, both positive and negative, is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies and expectations of future earnings.

Under GAAP, the amount of tax benefit to be recognized is the amount of benefit that is more likely than not to be sustained upon examination. We analyze our tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where we are required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, we determine that uncertainties in tax positions exist, a liability is established. As of March 31, 2026, we have not identified any uncertain tax positions.

Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties under GAAP.

Recently Issued Accounting Pronouncements

For information on recently issued accounting standards, see Note 2(m), “Recently Issued Accounting Pronouncements” to our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2026, we conducted an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, including the “Cautionary Note on Forward-Looking Information,” you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

All of the factors referenced above could materially affect our, or the combined company’s, business, financial condition, or future results.

ITEM 6. EXHIBITS

Exhibit Number	Document
31.1	Rule 13a-14(a) Certification of the Co-Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Co-Chief Executive Officer.
31.3	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1*	Certification of Steven Bregman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Peter Doyle pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification of Mark Herndon pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRLtags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON KINETICS HOLDING CORPORATION

Date:	May 15, 2026	By:	/s/ Steven Bregman
Steven Bregman Co-Chief Executive Officer (Co-Principal Executive Officer)

Date:	May 15, 2026	By:	/s/ Peter Doyle
Peter Doyle Co-Chief Executive Officer (Co-Principal Executive Officer)

Date:	May 15, 2026	By:	/s/ Mark A. Herndon
Mark A. Herndon Chief Financial Officer (Principal Financial Officer)