Form 10-Q
period 2026-06-30
Horizon Kinetics Holding Corp
filed 2026-08-13
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 11, 2026, the registrant had 18,635,321 shares of its common stock, $0.10 par value per share, outstanding.

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

PART I

ITEM 1. FINANCIAL STATEMENTS.

HORIZON KINETICS HOLDING CORPORATION

Condensed Consolidated Statements of Financial Condition

(in thousands)

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Cash and cash equivalents	$34,271	$36,884
Fees receivable, net	6,806	6,575
Investments, at fair value	105,398	76,535
Assets of consolidated investment products
Cash and cash equivalents	38,674	45,493
Investments, at fair value	1,612,158	1,708,395
Other assets	9,233	9,517
Other investments	29,617	21,032
Operating lease right-of-use assets	24,038	6,382
Property and equipment, net	1,555	395
Prepaid expenses and other assets	8,650	8,603
Due from affiliates	59	10
Digital assets	8,252	12,509
Intangible assets, net	40,753	41,108
Goodwill	23,373	23,373
Total assets	$1,942,837	$1,996,811

Liabilities, Noncontrolling Interests, and Shareholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$10,259	$12,149
Accrued third party distribution expenses	370	578
Deferred revenue	46	66
Liabilities of consolidated investment products
Accounts payable and accrued expenses	27,125	1,596
Other liabilities	4,235	735
Deferred tax liability, net	85,200	66,345
Due to affiliates	7,646	7,689
Operating lease liability	25,838	8,248
Total liabilities	160,719	97,406

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests	1,393,634	1,560,452

Shareholders' equity
Preferred stock, no par value, authorized 20,000 shares; no shares issued and outstanding	-	-
Common stock; $0.10 par value, 50,000 shares authorized; 18,635 shares issued and outstanding, net of 1 share treasury stock at June 30, 2026 and December 31, 2025, respectively	1,864	1,864
Additional paid-in capital	39,243	39,243
Retained earnings	347,377	297,846
Total shareholders’ equity	388,484	338,953
Total liabilities, noncontrolling interests, and shareholders’ equity	$1,942,837	$1,996,811

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

HORIZON KINETICS HOLDING CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue:
Management and advisory fees	$18,809	$18,798	$37,013	$37,703
Other income and fees	227	100	316	216
Total revenue	19,036	18,898	37,329	37,919

Operating expenses:
Compensation and related employee benefits	8,409	7,924	22,608	17,032
Sales, distribution and marketing	3,823	4,143	8,783	8,274
Depreciation and amortization	193	280	391	718
General and administrative expenses	2,954	2,676	5,499	5,208
Expenses of consolidated investment products	692	217	1,415	1,312
Total operating expenses	16,071	15,240	38,696	32,544

Operating income (loss)	2,965	3,658	(1,367)	5,375

Other income (expense):
Equity earnings, net	(1,966)	(4,561)	8,323	(1,510)
Interest and dividends	459	454	866	945
Other income (expense)	202	(190)	6,068	(241)
Investment and other income (losses) of consolidated investment products, net	(113,459)	(15,533)	77,347	54,734
Interest and dividend income of consolidated investment products	1,654	1,887	3,303	4,792
Unrealized (loss) gain on digital assets, net	(1,440)	3,428	(4,271)	1,649
Realized gain on investments, net	48	(2)	406	2,197
Unrealized gain (loss) on investments net	(8,007)	(15,422)	28,146	(1,689)
Total other income (expense), net	(122,509)	(29,939)	120,188	60,877

Income (loss) from continuing operations before provision for income taxes	(119,544)	(26,281)	118,821	66,252
Income tax (expense) benefit	6,616	3,841	(23,497)	(6,530)
Income (loss) from continuing operations, net of tax	(112,928)	(22,440)	$95,324	$59,722
Income (loss) from discontinued operations, net of tax	-	(910)	-	(1,237)
Net income (loss)	$(112,928)	$(23,350)	$95,324	$58,485
Less: net income (loss) attributable to redeemable noncontrolling interests	94,549	12,861	(41,171)	(46,133)
Net income (loss) attributable to Horizon Kinetics Holding Corporation	$(18,379)	$(10,489)	$54,153	$12,352

Basic and diluted net income (loss) per common shares:
Net income (loss) from continuing operations	$(0.99)	$(0.51)	$2.91	$0.73
Net (loss) from discontinued operations	$-	$(0.05)	$-	$(0.07)

Net income (loss) attributable to Horizon Kinetics Holding Corporation	$(0.99)	$(0.56)	$2.91	$0.66

Weighted average shares outstanding:
Basic and diluted	18,635	18,635	18,635	18,635

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

HORIZON KINETICS HOLDING CORPORATION

Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Capital in Excess of Par	Retained Earnings	Total
Balance at December 31, 2025	18,635	$1,864	$39,243	$297,846	$338,953
Dividends	-	-	-	(2,255)	(2,255)
Net income	-	-	-	72,532	72,532
Balance at March 31, 2026	18,635	$1,864	$39,243	$368,123	$409,230
Dividends	-	-	-	(2,367)	(2,367)
Net loss	-	-	-	(18,379)	(18,379)
Balance at June 30, 2026	18,635	$1,864	$39,243	$347,377	$388,484

Balance at December 31, 2024	18,635	$1,864	$39,243	$299,064	$340,171
Dividends	-	-	-	(1,994)	(1,994)
Net income	-	-	-	22,841	22,841
Balance at March 31, 2025	18,635	$1,864	$39,243	$319,911	$361,018
Dividends	-	-	-	(1,044)	(1,044)
Net loss	-	-	-	(10,489)	(10,489)
Balance at June 30, 2025	18,635	$1,864	$39,243	$308,378	$349,485

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

HORIZON KINETICS HOLDING CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025

Operating activities:
Net cash used in operating activities	$(8,814)	$(22,326)

Investing activities:
Proceeds from sale of investments	895	32,313
Issuance of notes to related party	(150)	-
Deconsolidation of a consolidated investment product	-	(4,959)
Purchases of property and equipment	(1,196)	-
Purchases of investments	(654)	(3,475)
Receipts from notes from related party	-	80
Issuance of notes to related party	-	(160)
Proceeds from key-man life insurance	5,000	-
Net cash provided by investing activities	3,895	23,799
Financing activities:
Dividends	(4,622)	(3,038)
Contributions from redeemable noncontrolling interests in consolidated investment products	14,564	36,568
Redemptions of redeemable noncontrolling interests in consolidated investment products	(14,455)	(21,297)
Net cash (used in) provided by financing activities	(4,513)	12,233
Cash and cash equivalents of HKHC and consolidated investment products, beginning of year	82,377	58,752

Cash and cash equivalents of HKHC and consolidated investment products, end of period	$72,945	$72,458

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$6,140	$-

Supplemental disclosure of non-cash investing and financing activities
Non-cash settlement of redemption payables through in-kind distributions	$181,853	$-
Contribution of investment securities for interest in other investments	-	11,481

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

HORIZON KINETICS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except per share data)

Note 1. General

The accompanying unaudited interim Condensed Consolidated Financial Statements of Horizon Kinetics Holding Corporation, a Delaware Company (along with its wholly-owned subsidiaries, collectively referred to as the “Company”, “HKHC” or in the first-person notations of “we”, “us” and “our”) were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statement rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements. The interim operating results are not necessarily indicative of the results for a full year or for any interim period. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The accompanying Condensed Consolidated Statement of Financial Condition has been derived from the Company's annual financial statements for the year ended December 31, 2025. The Condensed Consolidated Financial Statements included herein should be read in conjunction with the audited consolidated annual financial statements and accompanying notes.

The Condensed Consolidated Financial Statements include the accounts of HKHC and all of its wholly-owned subsidiaries (Horizon Kinetics Asset Management LLC, Kinetics Funds Distributor LLC, and KBD Securities LLC). All intercompany balances and transactions have been eliminated in consolidation.

The Company and its wholly owned subsidiaries manage or control certain entities that have been consolidated in the accompanying financial statements. These entities include our private funds (collectively, “consolidated investment products” or “CIPs”). Including the results of the consolidated investment products significantly increases the reported amounts of the assets, liabilities, revenues, expenses and cash flows within the accompanying consolidated financial statements. However, the consolidated investment products’ results included herein have no direct effect on the net income attributable to HKHC or to its shareholders’ equity. Instead, economic ownership of the investors in the consolidated investment products are reflected as redeemable non-controlling interests in consolidated investment products. Further, cash flows allocable to redeemable non-controlling interests in consolidated investment products are specifically identifiable within the Consolidated Statement of Cash Flows.

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

(b) Reclassifications

The Company has reclassified certain prior period balances to conform to the current period presentation. These reclassifications did not impact previously reported total assets, total liabilities, stockholders’ equity, results of operations or cash flows.

(c) Use of estimates

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

(d) Liquidity

The Company believes that its cash and cash equivalents will be sufficient to fund operations past one year from the issuance of these condensed consolidated financial statements.

(e) Digital assets

The Company measures digital assets at fair value with changes recognized in earnings in each reporting period. The Company tracks its cost basis of digital assets in accordance with first-in-first-out method of accounting. The Company’s digital assets are all Level 1 within the fair value hierarchy, except for certain other assets with a fair value of $2 that are Level 2.

The following tables present additional information about the Company’s digital assets as of June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026			December 31, 2025
	Units Held	Cost Basis	Fair Value	Units Held	Cost Basis	Fair Value
Bitcoin	132	$1,763	$7,719	132	$1,749	$11,525
Litecoin	1,290	145	54	1,268	143	97
Ethereum	176	53	276	176	53	521
Bitcoin Cash	239	72	48	239	72	143
All others		40	155		41	223
		$2,073	$8,252		$2,058	$12,509

	Balance at December 31, 2025	Revenue recognized	Purchases	Proceeds and in-kind transfers	Unrealized gain (loss)	Balance at June 30, 2026
Bitcoin
Units	132	-	-	-	-	132
Amount	$11,525	$13	$-	$-	$(3,819)	$7,719
Litecoin
Units	1,268	22	-	-	-	1,290
Amount	$97	$1	$-	$-	$(44)	$54
Ethereum
Units	176	-	-	-	-	176
Amount	$521	$-	$-	$-	$(245)	$276
Bitcoin Cash
Units	239	-	-	-	-	239
Amount	$143	$-	$-	$-	$(95)	$48
All others
Amount	$223	$8	$-	$(8)	$(68)	$155

The following tables present additional information about digital assets held in CIPs as of June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026			December 31, 2025
	Units Held	Cost Basis	Fair Value	Units Held	Cost Basis	Fair Value
Bitcoin	1,912	$11,104	$111,917	1,921	$11,224	$168,065
Bitcoin Cash	15,227	6,674	3,039	15,120	6,624	9,052
Ethereum	18,923	403	495	18,923	403	908
Litecoin	45,196	3,569	1,893	45,196	3,569	3,468
Ripple	516,187	240	536	516,187	240	949
All others		559	1,887		559	2,415
		$22,549	$119,767		$22,619	$184,857

	Balance at December 31, 2025	Revenue recognized	Purchases	Purchases	Proceeds and in-kind transfers	Unrealized gain (loss)	Balance at June 30, 2026
Bitcoin
Units	1,921	-	-	-	(9)	-	1,912
Amount	$168,065	$530	$-	$-	$(650)	$(56,028)	$111,917
Bitcoin Cash
Units	15,120	-	107	-	-	-	15,227
Amount	$9,052	$-	$50	$-	$-	$(6,063)	$3,039
Ethereum
Units	18,923	-	-	-	-	-	18,923
Amount	$908	$-	$-	$-	$-	$(413)	$495
Litecoin
Units	45,196	-	-	-	-	-	45,196
Amount	$3,468	$-	$-	$-	$-	$(1,575)	$1,893
Ripple
Units	516,187	-	-	-	-	-	516,187
Amount	$949	$-	$-	$-	$-	$(413)	$536
All others
Amount	$2,415	$-	$-	$-	$-	$(528)	$1,887

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

The Company’s other investments consist of the following as of June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026	December 31, 2025
Horizon Kinetics Hard Assets, LLC	$24,561	$16,389
Consensus Mining & Seigniorage Corporation	569	717
Other miscellaneous investments	4,487	3,926
	$29,617	$21,032

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

Incentive Fee revenue is recorded when earned by the fund managers of those managed funds to the extent that Return Thresholds have been met and it is probable that a significant reversal of revenue will not occur. These customer contracts require the Company to provide investment management services over a period of time, which represents a performance obligation that the Company satisfies over time. Management fees are a form of variable consideration because the fees that the Company is entitled to vary based on fluctuations in the basis for the management fee. The amount recorded as revenue is generally determined at the end of the period because these management fees are payable on a regular basis (typically monthly) and are not subject to claw back once paid. Management and advisory fees, including Incentive Fees, from consolidated private funds are eliminated in consolidation. The Company earned $18.1 million of Incentive Fees for the three and six months ended June 30, 2026 from private funds that were eliminated as a result of the consolidation of the respective funds.

The following table disaggregates our management services revenue by type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Mutual fund management fees	$8,264	$9,904	$17,085	$19,792
ETF management fees	3,558	2,743	6,862	5,208
Separately managed account management fees	6,064	5,585	11,948	11,330
Private funds and other management fees	923	566	1,118	1,373
Total management and advisory fees	$18,809	$18,798	$37,013	$37,703

The following table presents balances of management fees receivable by type:

	June 30, 2026	December 31, 2025
Mutual fund management fees	$2,432	$2,605
ETF management fees	1,166	1,061
Separately managed account management fees	2,522	2,277
Private fund management fees	317	263
Other	369	369
	$6,806	$6,575

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

(n) Recently issued accounting pronouncements

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

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Loss from Discontinued Operations in the Condensed Consolidated Statements of Operations for the three and six months ended June 30:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Other income and fees	$863	$1,641
Operating expenses
Compensation, related employee benefits, and cost of goods sold	460	919
Sales, distribution and marketing	298	623
Depreciation and amortization	62	123
General and administrative expenses	295	642
Impairment of goodwill	900	900
Total operating expenses	2,015	3,207
Operating income (loss) from discontinued operations	(1,152)	(1,566)
Income (loss) from discontinued operations before provision for income taxes	(1,152)	(1,566)
Income tax (expense) benefit	242	329
Income (loss) from discontinued operations, net of tax	$(910)	$(1,237)

There were no results from discontinued operations for the three and six months ended June 30, 2026, respectively. There were no assets or liabilities of discontinued operations as of June 30, 2026 or December 31, 2025, respectively.

Net cash used in operating activities from discontinued operations were $0 and $643 for the six months ended June 30, 2026 and 2025, respectively. There were no capital expenditures or significant operating and investing noncash items related to discontinued operations during the six months ended June 30, 2026 and 2025, respectively.

Note 4. Investments, at Fair Value

The following summarizes the Company’s investments accounted for at fair value at June 30, 2026 using the fair value hierarchy:

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Money market cash equivalents	$29,758	$29,758	$-	$-

Investments:
Texas Pacific Land Corporation	$75,750	$75,750	$-	$-
Kinetics Market Opportunities Fund	9,401	9,401	-	-
Kinetics Spin-Off and Corporate Restructuring Fund-Institutional Class	4,398	4,398	-	-
All other market traded equity securities	4,867	4,867	-	-
Kinetics Mutual Funds and ETFs	1,541	1,541	-	-
Kinetics Global Fund No Load Class	2,587	2,587	-	-
CBOE Global Markets	2,388	2,388	-	-
SPAC Active ETF	1,739	1,739	-
Kinetics Small Cap Opp Fund No Load Class	1,455	1,455	-	-
FRMO Corporation	1,324	1,324	-	-
Total investments	$105,450	$105,450	$-	$-
Liabilities:
Market traded equity securities - sold short	$(52)	$(52)	$-	$-
Total liabilities	$(52)	$(52)	$-	$-
Total investments, at fair value	$105,398	$105,398	$-	$-

The following summarizes the Company’s investments accounted for at fair value at December 31, 2025 using the fair value hierarchy:

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Money market cash equivalents	$32,362	$32,362	$-	$-

Investments:
Texas Pacific Land Corporation	$49,714	$49,714	$-	$-
Kinetics Market Opportunities Fund	8,024	-	8,024	-
Kinetics Mutual Funds and ETFs	2,396	-	2,396	-
Kinetics Spin-Off and Corporate Restructuring Fund-Institutional Class	2,739	-	2,739	-
Kinetics Global Fund No Load Class	2,479	-	2,479	-
All other market traded equity securities	3,454	3,454	-	-
CBOE Global Markets	2,470	2,470	-	-
FRMO Corporation	1,432	-	1,432	-
SPAC Active ETF	1,684	-	1,684	-
Grayscale Bitcoin Trust	2,189	2,189	-	-
Total investments	$76,581	$57,827	$18,754	$-
Liabilities:
Market traded equity securities - sold short	$(46)	$(46)	$-	$-
Total liabilities	$(46)	$(46)	$-	$-
Total investments, at fair value	$76,535	$57,781	$18,754	$-

The following summarizes Consolidated Investment Products (“CIPs”) measured at fair value on a recurring basis were as follows as of June 30, 2026 using the fair value hierarchy:

	June 30, 2026
	Total	Level 1	Level 2	Level 3	NAV as a practical expedient
Money market cash equivalents	$25,382	$25,382	$-	$-	$-

Investments:
Common stocks	$1,036,784	$1,036,784	$-	$-	$-
Debt securities	1,044	-	-	1,044	-
Digital asset related exchange-traded and mutual funds	306,411	304,348	2,063	-	-
Preferred stocks	3,404	3,404	-	-	-
Private equity funds	1,243	-	-	-	1,243
Private placements	144,018	-	-	144,018	-
Digital assets	119,767	119,767	-	-	-
Total investments	$1,612,671	$1,464,303	$2,063	$145,062	$1,243

Liabilities:
Securities sold short	$(513)	$(513)	$-	$-	$-
Total liabilities	$(513)	$(513)	$-	$-	$-
Total investments, at fair value	$1,612,158	$1,463,790	$2,063	$145,062	$1,243

The following summarizes CIPs measured at fair value on a recurring basis were as follows as of December 31, 2025 using the fair value hierarchy:

	December 31, 2025
	Total	Level 1	Level 2	Level 3	NAV as a practical expedient
Money market cash equivalents	$31,469	$31,469	$-	$-	$-

Investments:
Common stocks	$948,645	$948,645	$-	$-	$-
Debt securities	1,551	-	-	1,551	-
Digital asset related exchange-traded and mutual funds	461,136	458,883	2,253	-	-
Preferred stocks	4,933	4,933	-	-	-
Private equity funds	462	-	-	-	462
Private placements	107,226	-	6,371	100,854	1
Digital assets	184,857	184,857	-	-	-
Total investments	$1,708,810	$1,597,318	$8,624	$102,405	$463

Liabilities:
Securities sold short	$(415)	$(415)	$-	$-	$-
Total liabilities	$(415)	$(415)	$-	$-	$-
Total investments, at fair value	$1,708,395	$1,596,903	$8,624	$102,405	$463

Changes in Level 3 Assets were as follows:

for the six months ended June 30, 2026	Debt securities	Preferred equity and other private investments	Private placements	Total Level 3 Assets
Balance at December 31, 2025	$1,551	$-	$100,854	$102,405
Change in unrealized appreciation (depreciation), net	(507)	-	28,447	27,940
Purchases	-	-	14,713	14,713
Sales	-	-	-	-
Transfers into Level 3	-	-	4	4
Balance at June 30, 2026	$1,044	$-	$144,018	$145,062

Change in unrealized gains (losses) included in net income relating to assets held at end of period	$(507)	$-	$28,447	$27,940

for the six months ended June 30, 2025	Debt securities	Preferred equity and other private investments	Private placements	Total Level 3 Assets
Balance at December 31, 2024	$1,649	$22,471	$179,752	$203,872
Change in unrealized appreciation (depreciation), net	242	-	(11,226)	(10,984)
Deconsolidation		(22,471)	-	(22,471)
Purchases	-	-	30,749	30,749
Sales	-	-	-	-
Balance at June 30, 2025	$1,891	$-	$199,275	$201,166

Change in unrealized gains (losses) included in net income relating to assets held at end of period	$242	$-	$(11,226)	$(10,984)

Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

as of June 30, 2026	Fair Value	Valuation Technique	Significant Unobservable Inputs
Debt securities	$1,044	Market Approach	Probability of Recovery (21%)
Private placements	$144,018
	33,394	Subject Company Transaction Method, Market Approach, and Discounted Cash Flow Method	Subject company transaction price per unit Revenue Multiples (range 3.3x - 4.8x) Discount rate (14.0%) Projected Future Cash Flows
(2 companies)	15,954	Market Approach - Option pricing model and most recent transaction price	Unit price/cost of latest round of financing, Expected volatility 100%-115%
(4 companies)	14,167	Market Approach - Most recent transaction price	Unit price/cost of latest round of financing
(2 companies)	80,502	Market Approach - Most recent transaction price	Unit price/cost of latest round of financing

as of December 31, 2025	Fair Value	Valuation Technique	Significant Unobservable Inputs
Debt securities	$1,551	Market Approach	Probability of Recovery (21%)
Private placements	$100,854
	36,708	Subject Company Transaction Method	Subject company transaction price per unit
(2 companies)	16,466	Market Approach - Most recent transaction price	Unit price/cost of latest round of financing
(2 companies)	1,630	Market Approach - Most recent transaction price	Unit price/cost of latest round of financing
(2 companies)	46,050	Market Approach - Most recent transaction price	Unit price/cost of latest round of financing

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

The following supplemental condensed financial information illustrates the consolidating effects of the CIPs on the Company’s financial condition and results of operations as of June 30, 2026 and December 31, 2025 and for the six months ended June 30, 2026 and 2025, respectively:

	June 30, 2026
	Consolidated Company Entities	Consolidated Investment Products	Eliminations	Consolidated
Assets
Cash and cash equivalents	$34,271	$-	$-	$34,271
Fees receivable, net	8,264	-	(1,458)	6,806
Investments, at fair value	105,398	-	-	105,398
Assets of consolidated investment products
Cash and cash equivalents	-	38,674	-	38,674
Investments, at fair value	-	1,612,158	-	1,612,158
Other assets	-	9,233	-	9,233
Other investments	263,204	-	(233,587)	29,617
Operating lease right-of-use assets	24,038	-	-	24,038
Property and equipment, net	1,555	-	-	1,555
Prepaid expenses and other assets	8,650	-	-	8,650
Due from affiliates	85	-	(26)	59
Digital assets	8,252	-	-	8,252
Intangible assets, net	40,753	-	-	40,753
Goodwill	23,373	-	-	23,373
Total assets	$517,843	$1,660,065	$(235,071)	$1,942,837

Liabilities, Noncontrolling Interests, and Shareholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$10,259	$-	$-	$10,259
Accrued third party distribution expenses	370	-	-	370
Deferred revenue	46	-	-	46
Liabilities of consolidated investment products
Accounts payable and accrued expenses	-	27,151	(26)	27,125
Other liabilities	-	5,693	(1,458)	4,235
Deferred tax liability, net	85,200	-	-	85,200
Due to affiliates	7,646	-	-	7,646
Operating lease liability	25,838	-	-	25,838
Total liabilities	129,359	32,844	(1,484)	160,719
Commitments and contingencies

Redeemable noncontrolling interests	-	1,435,732	(42,098)	1,393,634

Equity interests	388,484	191,489	(191,489)	388,484
Total liabilities, noncontrolling interests, and shareholders’ equity	$517,843	$1,660,065	$(235,071)	$1,942,837

	Six months ended June 30, 2026
	Consolidated Company Entities	Consolidated Investment Products	Eliminations	Consolidated
Revenue:
Management and advisory fees	$59,001	$-	$(21,988)	$37,013
Other income and fees	316	-	-	316
Total revenue	59,317	-	(21,988)	37,329

Operating expenses:
Compensation and related employee benefits	22,608	-	-	22,608
Sales, distribution and marketing	8,783	-	-	8,783
Depreciation and amortization	391	-	-	391
General and administrative expenses	5,499	-	-	5,499
Expenses of consolidated investment products	-	1,373	42	1,415
Total operating expenses	37,281	1,373	42	38,696

Operating income	22,036	(1,373)	(22,030)	(1,367)

Other income (expense):
Equity in earnings of private funds, net	24,399	-	(16,076)	8,323
Interest and dividends	866	-	-	866
Other income (expense)	6,068	-	-	6,068
Investment and other income (losses) of consolidated investment products, net	-	73,451	3,896	77,347
Interest and dividend income of consolidated investment products	-	3,303	-	3,303
Unrealized (loss) gain on digital assets, net	(4,271)	-	-	(4,271)
Realized gain on investments, net	406	-	-	406
Unrealized gain (loss) on investments net	28,146	-	-	28,146
Total other income (expense), net	55,614	76,754	(12,180)	120,188

Income (loss) before provision for income taxes	77,650	75,381	(34,210)	118,821

Income tax (expense) benefit	(23,497)	-	-	(23,497)

Net income (loss)	$54,153	$75,381	$(34,210)	$95,324
Less: net income (loss) attributable to redeemable noncontrolling interests	-	(62,269)	21,098	(41,171)

Net income (loss) attributable to Horizon Kinetics Holding Corporation	$54,153	$13,112	$(13,112)	$54,153

	December 31, 2025
	Consolidated Company Entities	Consolidated Investment Products	Eliminations	Consolidated
Assets
Cash and cash equivalents	$36,884	$-	$-	$36,884
Fees receivable	8,154	-	(1,579)	6,575
Investments, at fair value	76,535	-	-	76,535
Assets of consolidated investment products
Cash and cash equivalents	-	45,493	-	45,493
Investments, at fair value	-	1,708,395	-	1,708,395
Other assets	-	9,517	-	9,517
Other investments	220,065	-	(199,033)	21,032
Operating lease right-of-use assets	6,382	-	-	6,382
Property and equipment, net	395	-	-	395
Prepaid expenses and other assets	8,603	-	-	8,603
Due from affiliates	20	-	(10)	10
Digital assets	12,509	-	-	12,509
Intangible assets, net	41,108	-	-	41,108
Goodwill	23,373	-	-	23,373
Total assets	434,028	1,763,405	(200,622)	1,996,811

Liabilities, Noncontrolling Interests, and Shareholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$12,149	$-	$-	$12,149
Accrued third party distribution expenses	578	-	-	578
Deferred revenue	66	-	-	66
Liabilities of consolidated investment products
Accounts payable and accrued expenses	-	1,606	(10)	1,596
Management fee payable	-	1,580	(1,580)	-
Other liabilities	-	735	-	735
Deferred tax liability, net	66,345	-	-	66,345
Due to affiliates	7,689	-	-	7,689
Operating lease liability	8,248	-	-	8,248
Total liabilities	95,075	3,921	(1,590)	97,406
Commitments and contingencies

Redeemable noncontrolling interests	-	1,599,587	(39,135)	1,560,452

Equity interests	338,953	159,897	(159,897)	338,953
Total liabilities, noncontrolling interests, and shareholders’ equity	$434,028	$1,763,405	$(200,622)	$1,996,811

	Six months ended June 30, 2025
	Consolidated Company Entities	Consolidated Investment Products	Eliminations	Consolidated
Revenue:
Management and advisory fees	$41,679	$-	$(3,976)	$37,703
Other income and fees	216	-	-	216
Total revenue	41,895	-	(3,976)	37,919

Operating expenses:
Compensation and related employee benefits	17,032	-	-	17,032
Sales, distribution and marketing	8,274	-	-	8,274
Depreciation and amortization	718	-	-	718
General and administrative expenses	5,252	-	(44)	5,208
Expenses of consolidated investment products	-	1,268	44	1,312
Total operating expenses	31,276	1,268	-	32,544

Operating income	10,619	(1,268)	(3,976)	5,375

Other income (expense):
Equity in earnings of private funds, net	6,639	-	(8,149)	(1,510)
Interest and dividends	945	-	-	945
Other income (expense)	(241)	-	-	(241)
Investment and other income (losses) of consolidated investment products, net	-	58,492	(3,758)	54,734
Interest and dividend income of consolidated investment products	-	4,792	-	4,792
Unrealized (loss) gain on digital assets, net	1,649	-	-	1,649
Realized gain on investments, net	2,197	-	-	2,197
Unrealized gain (loss) on investments net	(1,689)	-	-	(1,689)
Total other income (expense), net	9,500	63,284	(11,907)	60,877

Income (loss) before provision for income taxes	20,119	62,016	(15,883)	66,252

Income tax (expense) benefit	(6,530)	-	-	(6,530)

Income (loss) from continuing operations, net of tax	$13,589	$62,016	$(15,883)	$59,722
Income (loss) from discontinued operations, net of tax	(1,237)	-	-	(1,237)
Less: net income (loss) attributable to redeemable noncontrolling interests	-	(47,514)	1,381	(46,133)

Net income (loss) attributable to Horizon Kinetics Holding Corporation	$12,352	$14,502	$(14,502)	$12,352

Note 6. Related Party Transactions

As of June 30, 2026 and December 31, 2025, amounts due to or due from the Company to related party affiliates is summarized as follows:

	June 30, 2026		December 31, 2025
	Receivable	Payable	Receivable	Payable
Horizon Common Inc.	$-	$6,903	$-	$6,902
Private funds	4	-	5	-
FRMO Corporation	55	743	5	787
	$59	$7,646	$10	$7,689

For the three and six months ended June 30, 2026 and 2025, amounts recognized from related party affiliates is summarized as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Revenues	Expenses	Revenues	Expenses	Revenues	Expenses	Revenues	Expenses
Private funds	$324	$-	$236	$-	$858	$-	$601	$-
FRMO Corporation	151	843	2	898	153	2,481	6	1,820
Consensus Mining & Seigniorage Corp	8	-	3	-	15	-	6	-
Other	-	-	-	2	-	-	-	5
	$483	$843	$241	$900	$1,026	$2,481	$613	$1,825

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

Common stock equivalents that have been excluded from the calculation of earnings per share because they would have been anti-dilutive are de minimis for the three months ended June 30, 2026 and 2025, respectively, and have no impact on diluted earnings per share.

Note 8. Segment Information

The Company operates in a single operating segment of Asset Management. The following provides information on that segment for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Asset Management	Reconciling Amounts	Total	Asset Management	Reconciling Amounts	Total
Revenue	$20,284	$(1,248)	$19,036	$20,634	$(1,736)	$18,898
Significant segment expense	8,409	-	8,409	7,924	-	7,924
Depreciation and amortization	193	-	193	280	-	280
All other segment expenses	6,777	692	7,469	6,828	208	7,036
Operating income (loss)	4,905	(1,940)	2,965	5,602	(1,944)	3,658

Identifiable assets	$517,843	$1,424,994	$1,942,837	$471,904	$1,583,760	$2,055,664

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Asset Management	Reconciling Amounts	Total	Asset Management	Reconciling Amounts	Total
Revenue	$59,317	$(21,988)	$37,329	$41,895	$(3,976)	$37,919
Significant segment expense	22,608	-	22,608	17,032	-	17,032
Depreciation and amortization	391	-	391	718	-	718
All other segment expenses	14,282	1,415	15,697	13,526	1,268	14,794
Operating income (loss)	22,036	(23,403)	(1,367)	10,619	(5,244)	5,375

Identifiable assets	517,843	1,424,994	$1,942,837	$471,904	$1,583,760	$2,055,664

Geographic Area Information

As of June 30, 2026 and December 31, 2025, all of the Company’s assets were located in the United States of America. There were no revenues from outside the United States for the three months ended June 30, 2026 or 2025, respectively.

Note 9. Income Taxes

The Company’s income tax provision includes corporate income taxes and other entity-level income taxes, as well as income taxes incurred by certain affiliated funds that are consolidated in these financial statements. Income tax (expense) benefit for three months ended June 30, 2026 and 2025 was $6,616 and $3,841, respectively. Income tax (expense) benefit for the six months ended June 30, 2026 and 2025 was ($23,497) and ($6,530), respectively

The Company’s effective income tax rate is dependent on many factors, including the estimated nature and amounts of income and expenses allocated to the non-controlling interests without being subject to federal, state and local income taxes at the corporate level. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds and co-investment vehicles that are consolidated in the Company’s unaudited condensed consolidated financial statements. For the three and six months ended June 30, 2026 and 2025, the Company recorded its interim income tax provision utilizing the estimated annual effective tax rate.

The income tax effects of temporary differences give rise to significant portions of deferred tax assets and liabilities, which are presented on a net basis. As of June 30, 2026 and December 31, 2025, the Company recorded a net deferred tax liability of $85.2 million and $66.3 million, respectively, within the Condensed Consolidated Statements of Financial Condition.

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

Note 10. Lease Liabilities

The Company leases office space in primarily five locations, principally the company’s corporate headquarters. The Company’s operating leases have remaining lease terms of one to fifteen years. The weighted-average discount rate for the Company’s operating leases as of June 30, 2026 was 4.9%. The weighted-average remaining lease term as of June 30, 2026 was 11.9 years.

The Company’s expected future minimum annual lease payments are as follows:

2026 (remainder)	$1,705
2027	2,969
2028	2,796
2029	2,819
2030	2,805
Thereafter	22,224
Total minimum lease payments	$35,318
Less: imputed interest	(9,480)

Total operating lease liability	$25,838

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

The Company recognized lease expense of $966 and $566 related to all their operating leases in the condensed consolidated statements of operations for three months ended June 30, 2026 and 2025, respectively. This expense represents the total operating lease cost associated with the Company’s operating leases, including the amortization of the right-of-use assets and the interest accretion on the related lease liabilities.

During 2025, the Company entered into two non-cancelable operating leases that commenced during the quarter ended June 30, 2026 for replacement and additional office space for seven to 15 years. The Company also has an operating lease with annual cash outflows of approximately $0.3 million through 2030 and a sublease agreement with annual expected cash inflows of approximately $0.3 million through 2027.

Note 11. Commitments and Contingencies

Mutual and private funds expense reimbursement

The Company has voluntarily agreed to certain expense reimbursement agreements in place with Kinetics Mutual Funds Inc. (“Kinetics Funds”) that are renewed annually by the Company at its discretion. Each Kinetics Fund has an agreed upon expense percentage cap (“Cap”) with the Company. When the overall expenses of the Kinetics Funds for the month reach an agreed upon level, any expenses incurred above the Cap are reimbursed by the Company to the Kinetics Funds. In accordance with the private placement memoranda of certain hedge funds the Company manages (the “Funds”), the Company has agreed to reimburse any expenses incurred above a predetermined Cap to the Funds. For the three months ended June 30, 2026 and 2025, the Company reimbursed to the Kinetics Funds $460 and $462, respectively. For the six months ended June 30, 2026 and 2025, the
Company reimbursed to the Kinetics Funds $865 and $776, respectively. These reimbursements are included on the condensed consolidated statement of operations as a reduction of revenue.

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

Note 12. Subsequent events

On August 12, 2026, the Company's Board of Directors declared a cash dividend of $0.13 per share, payable on September 10, 2026 to shareholders of record as of the close of business on August 26, 2026.

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

Overview

HKHC is a research driven, fundamentals-oriented asset manager serving institutions, individuals and financial professionals. It provides investment management services through its wholly-owned subsidiary and registered investment adviser, Horizon Kinetics Asset Management LLC. Through this subsidiary, it manages a number of strategies, most of which are focused on publicly-traded equity securities, but also private investments and digital assets. To accommodate different investing preferences, HKHC’s offerings can be accessed in a variety of ways, including through mutual funds, ETFs, a closed end fund, separately managed accounts that can be customized to the unique investment objectives and risk tolerances of individual clients, and, for qualified investors, via private partnerships typically known as alternative investments. HKHC raises capital for and manages these strategies, and it earns a management fee that varies among products. In certain instances, the fee it earns is tied to the performance of the account. HKHC also produces a number of research reports and compendia that are sold mainly to institutions, as it believes that the discipline required to produce written research encourages thorough qualitative and quantitative analysis. As of June 30, 2026, the Company had regulatory assets under management ("AUM") of $10.8 billion.

HKHC also manages a portfolio of investment securities for its own benefit, which has historically impacted and is expected to impact future results of operations, often significantly so. As of June 30, 2026, we held investment securities (at fair value) of $105.4 million, which represented 5.4% of total assets. In addition, we have devoted capital to a variety of the private alternative investment funds we manage. As of June 30, 2026, HKHC’s investments in these private funds and other private investments are $263.2 million, however, since some of these private funds are included within these consolidated financial statements, this value is not separately presented.

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

The Company is also entitled to receive incentive fees on private partnerships if certain performance returns have been achieved as stipulated in the governing documents of the applicable fund. Incentive fees are generated when certain returns exceed a previously established high water mark. The incentive fees are calculated as a percentage of the gains experienced, typically 20%, based on the agreement with each partner in the respective fund. Incentive fees are not subject to claw back as a result of performance declines in subsequent periods to the most recent measurement date. Incentive fees, if earned, are recognized upon completion of the contractually determined measurement period, which are generally annually, or when a client redeems their interest. Incentive fees are subject to the uncertainty of market volatility, and as a result, the entire amount of the variable consideration related to incentive fees is constrained until the end of each measurement period when the uncertainty has been resolved. The Company earned incentive fees of $18.4 million and $0.0 million for the six months ended June 30, 2026 and 2025, respectively. Management and incentive fees earned from consolidated investment products (“CIPs”) are eliminated from revenue upon consolidation, however the economic benefit to the HKHC shareholders’ is retained through lower net income amounts attributable to the redeemable noncontrolling interests. Remaining unearned incentive fees resulting from the performance of the Company’s private funds for the three months ended June 30, 2026 are approximately $8.3 million. These unearned incentive fees are subject to change based on market prices and are generally expected to be resolved once it is probable that a significant reversal of revenue will not occur. Certain funds with aggregate unearned incentive fees of $6.9 million are not expected to be resolved in the near future due to liquidity restrictions.

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

Business Highlights

Revenues

•
HKHC’s quarterly and year-to-date ETF revenues grew 30% and 32% respectively based on AUM growth at our Inflation Beneficiaries ETF.
•
The Company has earned incentive fees of $18.1 million during the six months ended June 30, 2026 from certain private funds due to expiration of certain restrictions associated with their investments in Miami International Holdings Inc. (“MIAX”). While these incentive fees, and other management fees earned from consolidated private funds are eliminated from consolidated management and advisory fees, the positive economic benefit continues to be reflected in a lower attribution of net income to redeemable noncontrolling interests (and therefore higher net income attributable to Horizon Kinetics Holding Corporation).

Assets under management

•
During the six months ended June 30, 2026, AUM increased by approximately $1.2 billion, or 13% to $10.8 billion compared to December 31, 2025 primarily due to market value changes of key holdings across the Company’s mutual funds, ETFs and separately managed accounts (“SMAs”). The market value of Texas Pacific Land Corporation (“TPL”), which is widely held across HKHC’s private funds and SMAs, increased 52% during the year resulting in increases in AUM across a variety of our financial products. The AUM increase was partially offset by declines in Grayscale Bitcoin Trust (“GBTC”), which is also widely held across HKHC’s private funds, of 33% during the six months ended June 30, 2026.

Investment performance

•
The Company maintains a portfolio for investment purposes and has also invested substantial capital in its private funds alongside client investors. For the six months ended June 30, 2026, there was an increase of $28.9 million in the fair value of the Company’s investment portfolio compared to the prior year primarily due to the 52% increase in the TPL securities held directly. The increase in the fair value of HKHC’s investments is reported in unrealized gain (loss) on investments, net in the accompanying Consolidated Statement of Operations.
•
The Company’s consolidated investment products experienced favorable performance thus far in 2026. Specifically, the Polestar Funds and Horizon Multi-Strategy Fund were the largest contributors for the six months ended June 30, 2026, however they were partially offset by net losses at Horizon Kinetics Equity Opportunity Funds and South LaSalle.

Results of Operations for the three months ended June 30, 2026

Revenues

Management and advisory fees

The Company’s total management and advisory fees did not change significantly at $18.8 million for both the three months ended June 30, 2026 and 2025, respectively. HKHC’s quarterly ETF revenues grew $0.8 million, or 30%, based primarily on AUM growth at our Inflation Beneficiaries ETF. The Company also grew management fees from SMAs $0.5 million, or 8.6%, due primarily to increases in the market value of the underlying holdings. However these increases were offset by a decrease of $1.6 million, or 17%, resulting from declines in mutual fund management fees associated with declining AUM at the various mutual funds.

Operating Expenses

Compensation and related employee benefits

The Company’s operating expenses include employee compensation for investment professionals and other management personnel. HKHC’s compensation costs for the three months ended June 30, 2026 increased by approximately $0.5 million, or 6%, compared to the prior year primarily due to an increase of $0.3 million related to severance and other general compensation increases compared to prior year.

Sales, distribution and marketing expenses

For the three months ended June 30, 2026, sales, distribution and marketing expenses decreased $0.3 million, or 8%, compared to the prior year, primarily as a result of lower platform fees compared to the second quarter of 2025.

Depreciation and amortization

Depreciation and amortization decreased $0.1 million for the three months ended June 30, 2026 as compared to the prior year due to certain intangible assets becoming fully amortized during 2025.

General and administrative expenses

For the three months ended June 30, 2026, general and administrative expenses increased $0.3 million, or 10% primarily due to two new office leases that commenced during the second quarter of 2026. The Company’s general and administrative expenses include rent and occupancy expenses, software, insurance, legal and audit professional fees, Director fees and other costs.

Equity income, net

For the three months ended June 30, 2026, equity earnings increased $2.6 million for the three months ended June 30, 2026 compared to the same period in the prior year. The increase was due primarily to increases in the fair value of holdings at Horizon Kinetics Hard Assets, LLC as compared to the prior year.

Interest and dividend income

Interest and dividend income did not change significantly at $0.5 million for both the three months ended June 30, 2026 and the prior year due to similar investable cash and cash equivalents balances at the Company.

Other income (expense)

Other income (expense) was ($0.2 million) for the three months ended June 30, 2026 compared to $0.2 million in the prior year period. During the three months ended June 30, 2026, the Company recognized a decrease in the fair value of one of its other investments by $4.8 million and was partially offset by the receipt of $5.0 million in key-man life insurance proceeds.

Unrealized loss on digital assets, net

There was an unrealized loss on digital assets, net of $1.4 million for the three months ended June 30, 2026 as compared to an unrealized gain of $3.4 million in the comparable prior year period, primarily due to the change in bitcoin’s value during each respective quarter.

Unrealized gain (loss) on investments, net

For the three months ended June 30, 2026, the Company recognized an unrealized loss on investments of $8.0 million, compared to an unrealized loss of $15.4 million during the second quarter of the prior year. This change was due primarily to the decrease in the fair value of TPL during the three months ended June 30, 2026 of 7.8%, compared to a decrease in the fair value of TPL during the three months ended June 30, 2025 of 20.3%.

Income tax benefit (expense)

The Company recognizes deferred income taxes related to the tax basis differences for certain assets, principally unrealized gains in various investments, digital assets and indefinite lived intangible assets from the Company’s 2011 merger transaction. The Company’s unrealized losses of investment securities and private funds during the quarter resulted in the recording of a deferred tax benefit during the quarter ended June 30, 2026.

Redeemable non-controlling interests

Net income attributable to redeemable non-controlling interests in Consolidated Investment Products represents the income attributable to ownership interests that third parties hold in entities that are consolidated within our consolidated financial statements. During 2026, the amounts attributable to noncontrolling interests increased correspondingly to the performance of our private funds. The three months ended June 30, 2026 also include an allocation of $0.4 million associated with the incentive fees earned by the Company.

Consolidated Investment Products

CIPs represented a significant portion of our AUM as of June 30, 2026. The activity of the CIPs is reflected within the consolidated financial statement line items indicated by reference thereto. The impact of consolidation will typically decrease management fees and incentive fees, if any, reported under GAAP to the extent these amounts are eliminated upon consolidation. The assets and liabilities of our CIPs are held within separate legal entities and, as a result, the liabilities of our CIPs are typically non-recourse to us. Generally, the consolidation of our CIPs has a significant gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to us or our shareholders’ equity.

The following table presents the results of operations of the consolidated investment products:

	Three Months Ended June 30,
	2026	2025
Expenses of consolidated investment products	$(1,940)	$(2,027)
Investment and other income (losses) of consolidated investment products, net	(113,459)	(15,533)
Interest and dividend income of consolidated investment products	1,654	1,887
Net income (loss) of consolidated investment products	(113,745)	(15,673)

Less: Incentive fees allocated to Horizon Kinetics Holding Corporation	-	83
Less: Amount attributable to Horizon Kinetics Holding Corporation economic interests	19,196	2,729
Net income (loss) attributable to redeemable non-controlling interests in consolidated funds	$(94,549)	$(12,861)

Results of Operations for the six months ended June 30, 2026

Revenues

Management and advisory fees

HKHC’s total management and advisory fees decreased approximately $0.7 million, or 1.9%, for the six months ended June 30, 2026 compared to the prior year. HKHC’s year-to-date ETF revenues grew $1.7 million, or 32%, based primarily on AUM growth at our Inflation Beneficiaries ETF. The Company also grew management fees from SMAs $0.6 million, or 5.5%, due primarily to increases in the market value of the underlying holdings. However these increases were offset by a decrease of $2.7 million, or 14%, resulting from declines in mutual fund management fees associated with declining AUM at the various mutual funds. This decrease is primarily the result of lower management fees resulting from our mutual funds, ETFs and separately managed accounts due to lower AUM during the six months ended June 30, 2026.

Operating Expenses

Compensation and related employee benefits

The Company’s operating expenses include employee compensation for investment professionals and other management personnel. The Company’s compensation costs for the six months ended June 30, 2026 increased by approximately $5.6 million, or 33% compared to the prior year primarily due to incremental commissions and other costs associated with the incentive fee associated with our private funds holding MIAX, which occurred during the first quarter of 2026.

Sales, distribution and marketing expenses

For the six months ended June 30, 2026, sales, distribution and marketing expenses increased $0.5 million, or 6%, compared to the prior year, principally the result of higher revenue share expenses from incentive fees earned during the year partially offset by lower platform fees as compared to the six months ended June 30, 2025.

Depreciation, amortization and impairment

Depreciation and amortization decreased $0.3 million for the six months ended June 30, 2026 as compared to the prior year due to certain intangible assets becoming fully amortized during 2025.

General and administrative expenses

For the six months ended June 30, 2026, general and administrative expenses increased by $0.3 million, or 6%, compared to the prior year primarily due to two new office leases that commenced during the second quarter of 2026. The Company’s general and administrative expenses include rent and occupancy expenses, software, insurance, legal and audit professional fees, director fees and other costs.

Equity earnings (losses), net

Equity earnings (losses), net was $8.3 million for the six months ended June 30, 2026 as compared to ($1.5 million) for the six months ended June 30, 2025. The change was due primarily to increases in the fair value of holdings at Horizon Kinetics Hard Assets, LLC as compared to the prior year.

Interest and dividend income

Interest and dividend income decreased by $0.1 million for the six months ended June 30, 2026 compared to the prior year as a result of lower average cash and money market balances during the period.

Other income (expense)

Other income (expense) was $6.1 million for the six months ended June 30, 2026 as compared to ($0.2 million) for the six months ended June 30, 2025. The change was due to primarily the receipt of $5.0 million in key-man life insurance proceeds.

Unrealized gain on digital assets, net

There was an unrealized loss on digital assets of $4.3 million for the six months ended June 30, 2026, as compared to $1.6 million gain, net, for the six months ended June 30, 2025. These changes were primarily due to the changes in bitcoin’s value compared to the prior year.

Unrealized gain (loss) on investments, net

For the six months ended June 30, 2026, the Company recognized an unrealized gain on investments of $28.1 million, compared to an unrealized loss of $1.7 million during the the prior year. This change was primarily due to the increase in the fair value of TPL during the six months ended June 30, 2026 of 52%, compared to a decrease in the fair value of TPL during the six months ended June 30, 2025 of 4.5%.

Income tax benefit (expense)

The Company recognizes deferred income taxes related to the tax basis differences for certain assets, principally unrealized gains in various investments, digital assets and indefinite lived intangible assets from the Company’s 2011 merger transaction. The Company’s unrealized gains of investment securities and private funds during the year resulted in the recording of additional deferred tax liabilities during the six months ended June 30, 2026.

Redeemable non-controlling interests

Net income attributable to redeemable non-controlling interests in Consolidated Investment Products represents the income attributable to ownership interests that third parties hold in entities that are consolidated within our consolidated financial statements. During the six months ended June 30, 2026 the amounts attributable to noncontrolling interests changed correspondingly to the performance of our proprietary funds.

Consolidated Investment Products

CIPs represented a significant portion of our AUM as of June 30, 2026. The activity of the CIPs is reflected within the consolidated financial statement line items indicated by reference thereto. The impact of consolidation will typically decrease management fees and incentive fees, if any, reported under GAAP to the extent these amounts are eliminated upon consolidation. The assets and liabilities of our CIPs are held within separate legal entities and, as a result, the liabilities of our consolidated investment products are typically non-recourse to us. Generally, the consolidation of our CIPs has a significant gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to us or our stockholders’ equity.

The following table presents the results of operations of the consolidated investment products:

	Six Months Ended June 30,
	2026	2025
Expenses of consolidated investment products	$(5,269)	$(5,027)
Investment and other income (losses) of consolidated investment products, net	77,347	54,734
Interest and dividend income of consolidated investment products	3,303	4,792
Net income (loss) of consolidated investment products	75,381	54,499

Less: Incentive fees allocated to Horizon Kinetics Holding Corporation	(18,135)	(217)
Less: Amount attributable to Horizon Kinetics Holding Corporation economic interests	(16,075)	(8,149)
Net income (loss) attributable to redeemable non-controlling interests in consolidated funds	$41,171	$46,133

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

Liquidity and Capital Resources

At June 30, 2026, the Company had $34.3 million of cash and cash equivalents. We believe that our cash and cash equivalents at June 30, 2026 will be sufficient to fund operations for at least one year from the publication of this report.

The Company also had $105.4 million of investments, at fair value. These investments include $76 million held in a single security, approximately 173,088 shares of TPL. During the six months ended June 30, 2026, the fair value of HKHC’s TPL holdings increased due to the approximately 52.4% year-to-date increase in the fair value of TPL common shares. The Company may be limited in its ability to sell this security due to our status as an affiliate of TPL.

In the normal course of business, we may engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, commitments, indemnifications, and potential contingent repayment obligations. We do not have any off-financial position arrangements that would require us to fund losses or guarantee target returns to clients.

The Company’s Board of Directors has determined an expected quarterly dividend policy that is based on the Company’s quarterly performance. The Board of Directors may consider other relevant factors that are relevant to the final determination of a quarterly dividend, if any. On August 12, 2026, the Company's Board of Directors declared a cash dividend of $0.13 per share, payable on September 10, 2026 to shareholders of record as of the close of business on August 26, 2026.

The following table and discussion summarize our Condensed Consolidated Statement of Cash Flows:

	Six Months Ended June 30,
	2026	2025	Variance
Net cash used in operating activities	$(8,814)	$(22,326)	$13,512
Net cash provided by (used in) investing activities	3,895	23,799	(19,904)
Net cash (used in) provided by financing activities	(4,513)	12,233	(16,746)
	$(9,432)	$13,706	$(23,138)

Operating cash flows

Net cash used in operating activities decreased by $13.5 million for the six months ended June 30, 2026 compared to the prior year. The change was primarily the result of earnings, net of working capital changes, including certain accrued expenses, during the period. The net income or loss for each of the six month periods were largely offset by non-cash adjustments related to deferred income tax expenses, equity in earnings (losses) of affiliates, net and unrealized gains (losses) on investments or digital assets.

Investing cash flows

Net cash resulting from investment activities decreased by $19.9 million for the six months ended June 30, 2026 as compared to the prior year as the result of limited purchases and sales of investments during the period as compared to the prior year. During the six months ended June 30, 2025, the Company sold certain securities that were received as incentive fee payments related to the 2024 performance. During the six months ended June 30, 2026 the Company received $5.0 million of cash proceeds from key-man life insurance.

Financing cash flows

Net cash provided by financing activities decreased by $16.7 million for the six months ended June 30, 2026 as compared to the prior year. The decrease was primarily due to lower contributions to redeemable noncontrolling interests in the CIPs. This decrease was partially offset by $6.8 million of lower redemptions from redeemable noncontrolling interests in the CIPs. Also, the Company increased the level of dividend payments during the six months ended June 30, 2026 to $4.6 million as compared to $3.0 million for the six months ended June 30, 2025.

Contractual Cash Obligations and Other Commercial Commitments

The Company’s contractual cash obligations and other commercial commitments is limited to certain operating leases for office space as summarized below:

	Payments Due by Period
	Total	2026 (remainder)	2027 and 2028	2029 and 2030	Thereafter
Contractual Cash Obligations:
Operating leases	$35,318	$1,705	$5,765	$5,624	$22,224
Total contractual obligations	$35,318	$1,705	$5,765	$5,624	$22,224

During the second quarter of 2026, the Company commenced two previously executed non-cancelable operating leases, adding contractual lease obligations with remaining terms ranging from approximately seven to 15 years. The Company also has an operating lease with annual cash outflows of approximately $0.3 million through 2030 and a sublease agreement with annual expected cash inflows of approximately $0.3 million through 2027.

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

Revenue recognition

HKHC recognizes revenues when its obligations related to the services are satisfied and it is probable that a significant reversal of the revenue amount would not occur in future periods. HKHC enters into contracts that can include multiple services, which are accounted for separately if they are determined to be distinct. Management’s judgment is required in assessing the probability of significant revenue reversal and in identification of distinct services.

HKHC derives a substantial portion of its revenue from investment advisory fees which are recognized as the services are performed over time because the customer is receiving and consuming the benefits as they are provided by HKHC. Fees are primarily based on agreed-upon percentages of AUM and recognized for services provided during the period, which are distinct from services provided in other periods. Such fees are affected by changes in AUM, including market appreciation or depreciation and net inflows or outflows. AUM represents the broad range of financial assets HKHC manages for clients on a discretionary basis pursuant to investment management and trust agreements that are expected to continue for at least 12 months. In general, reported AUM reflects the valuation methodology that corresponds to the basis used for determining revenue (for example, net asset values).

HKHC receives investment advisory fees, including incentive allocations from certain actively managed investment funds and certain SMAs. These incentive fees are dependent upon exceeding investment return thresholds, which may vary by product or account, and could include varying measurement periods.

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

Principles of Consolidation

In addition to its wholly-owned subsidiaries, generally accepted accounting principles in the United States of America (“GAAP”) requires that the assets, liabilities and results of operations of a variable interest entity (“VIE”) be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. The determination as to whether an entity qualifies as a VIE depends on the facts and circumstances surrounding each entity, and therefore certain of the investment vehicles managed by HKHC may qualify as VIEs under the variable interest model, whereas others may qualify as voting interest entities (“VOEs”) under the voting interest model.

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

In some instances, an instrument may fall into multiple levels of the fair value hierarchy. In such instances, the instrument’s level within the fair value hierarchy is based on the lowest of the three levels (with Level III being the lowest) that is significant to the fair value measurement. Our assessment of the significance of an input requires judgment and considers factors specific to the instrument. See “Note 4. Investments, at Fair Value,” within our consolidated financial statements included in the Annual Report on Form 10-K for a summary of our valuation of investments and other financial instruments by fair value hierarchy levels.

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

Under GAAP, the amount of tax benefit to be recognized is the amount of benefit that is more likely than not to be sustained upon examination. We analyze our tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where we are required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, we determine that uncertainties in tax positions exist, a liability is established. As of June 30, 2026, we have not identified any uncertain tax positions.

Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties under GAAP.

Recently Issued Accounting Pronouncements

For information on recently issued accounting standards, see Note 2(n), “Recently Issued Accounting Pronouncements” to our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2026, we conducted an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HORIZON KINETICS HOLDING CORPORATION

Date:	August 13, 2026	By:	/s/ Steven Bregman
Steven Bregman Co-Chief Executive Officer (Co-Principal Executive Officer)

Date:	August 13, 2026	By:	/s/ Peter Doyle
Peter Doyle Co-Chief Executive Officer (Co-Principal Executive Officer)

Date:	August 13, 2026	By:	/s/ Mark A. Herndon
Mark A. Herndon Chief Financial Officer (Principal Financial Officer)