Form 10-Q
period 2026-09-30
Horizon Kinetics Holding Corp
filed 2026-11-12
CIK 88000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-13458

HORIZON KINETICS HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	84-0920811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1270 Avenue of the Americas, 27th Floor New York, New York	10020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 291-2300

Securities registered pursuant to Section 12(b) of the Exchange Act.

Title of each class	Trading Symbol	Name of exchange on which registered
None	None	None

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

As of November 10, 2026, the registrant had 18,635,321 shares of its common stock, $0.10 par value per share, outstanding.

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

PART I

ITEM 1. FINANCIAL STATEMENTS.

HORIZON KINETICS HOLDING CORPORATION

Condensed Consolidated Statements of Financial Condition

(in thousands)

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Cash and cash equivalents	$36,417	$36,884
Fees receivable, net	6,794	6,575
Investments, at fair value	86,346	76,535
Assets of consolidated investment products
Cash and cash equivalents	37,814	45,493
Investments, at fair value	1,522,799	1,708,395
Other assets	6,338	9,517
Other investments	23,787	21,032
Operating lease right-of-use assets	22,286	6,382
Property and equipment, net	1,560	395
Prepaid expenses and other assets	11,328	8,603
Due from affiliates	1	10
Digital assets	12,034	12,509
Intangible assets, net	40,589	41,108
Goodwill	23,373	23,373
Total assets	$1,831,466	$1,996,811

Liabilities, Noncontrolling Interests, and Shareholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$8,708	$12,149
Accrued third party distribution expenses	349	578
Deferred revenue	27	66
Liabilities of consolidated investment products
Accounts payable and accrued expenses	16,198	1,596
Other liabilities	3,682	735
Deferred tax liability, net	75,578	66,345
Due to affiliates	7,597	7,689
Operating lease liability	25,325	8,248
Total liabilities	137,464	97,406

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests	1,326,291	1,560,452

Shareholders' equity
Preferred stock, no par value, authorized 20,000 shares; no shares issued and outstanding	-	-
Common stock; $0.10 par value, 50,000 shares authorized; 18,635 shares issued and outstanding, net of 1 share treasury stock at September 30, 2026 and December 31, 2025, respectively	1,864	1,864
Additional paid-in capital	39,243	39,243
Retained earnings	326,604	297,846
Total shareholders’ equity	367,711	338,953
Total liabilities, noncontrolling interests, and shareholders’ equity	$1,831,466	$1,996,811

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

HORIZON KINETICS HOLDING CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue:
Management and advisory fees	$17,813	$17,764	$54,826	$55,465
Other income and fees	217	129	533	345
Total revenue	18,030	17,893	55,359	55,810

Operating expenses:
Compensation and related employee benefits	7,090	7,685	29,698	24,718
Sales, distribution and marketing	3,606	3,774	12,389	12,048
Depreciation and amortization	217	199	608	917
General and administrative expenses	3,980	2,520	9,479	7,728
Expenses of consolidated investment products	1,379	766	2,794	2,078
Total operating expenses	16,272	14,944	54,968	47,489

Operating income (loss)	1,758	2,949	391	8,321

Other income (expense):
Equity earnings, net	(5,815)	(2,033)	2,508	(3,543)
Interest and dividends	483	530	1,349	1,475
Other income (expense)	(34)	(290)	6,034	(530)
Investment and other income (losses) of consolidated investment products, net	(54,002)	129,399	23,345	184,133
Interest and dividend income of consolidated investment products	1,609	1,627	4,912	6,418
Unrealized gain (loss) on digital assets, net	3,780	1,260	(491)	2,908
Realized gain (loss) on investments, net	31	32	437	2,229
Unrealized gain (loss) on investments, net	(19,495)	(7,046)	8,651	(8,734)
Total other income (expense), net	(73,443)	123,479	46,745	184,356

Income (loss) from continuing operations before provision for income taxes	(71,685)	126,428	47,136	192,677
Income tax (expense) benefit	12,483	10,370	(11,014)	3,840
Income (loss) from continuing operations, net of tax	(59,202)	136,798	36,122	196,517
Income (loss) from discontinued operations, net of tax	-	(63)	-	(1,300)
Net income (loss)	$(59,202)	$136,735	$36,122	$195,217
Less: net income (loss) attributable to redeemable noncontrolling interests	40,852	(129,500)	(319)	(175,630)
Net income (loss) attributable to Horizon Kinetics Holding Corporation	$(18,350)	$7,235	$35,803	$19,587

Basic and diluted net income (loss) per common shares:
Net income (loss) from continuing operations	$(0.98)	$0.39	$1.92	$1.12
Net (loss) from discontinued operations	$-	$(0.00)	$-	$(0.07)

Net income (loss) attributable to Horizon Kinetics Holding Corporation	$(0.98)	$0.39	$1.92	$1.05

Weighted average shares outstanding:
Basic and diluted	18,635	18,635	18,635	18,635

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

HORIZON KINETICS HOLDING CORPORATION

Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained Earnings	Total
Balance at December 31, 2025	18,635	$1,864	$39,243	$297,846	$338,953
Dividends	-	-	-	(2,255)	(2,255)
Net income	-	-	-	72,532	72,532
Balance at March 31, 2026	18,635	$1,864	$39,243	$368,123	$409,230
Dividends	-	-	-	(2,367)	(2,367)
Net loss	-	-	-	(18,379)	(18,379)
Balance at June 30, 2026	18,635	$1,864	$39,243	$347,377	$388,484
Dividends	-	-	-	(2,423)	(2,423)
Net loss	-	-	-	(18,350)	(18,350)
Balance at September 30, 2026	18,635	$1,864	$39,243	$326,604	$367,711

Balance at December 31, 2024	18,635	$1,864	$39,243	$299,064	$340,171
Dividends	-	-	-	(1,994)	(1,994)
Net income	-	-	-	22,841	22,841
Balance at March 31, 2025	18,635	$1,864	$39,243	$319,911	$361,018
Dividends	-	-	-	(1,044)	(1,044)
Net loss	-	-	-	(10,489)	(10,489)
Balance at June 30, 2025	18,635	$1,864	$39,243	$308,378	$349,485
Dividends	-	-	-	(1,323)	(1,323)
Net income	-	-	-	7,235	7,235
Balance at September 30, 2025	18,635	$1,864	$39,243	$314,290	$355,397

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

HORIZON KINETICS HOLDING CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025

Operating activities:
Net cash used in operating activities	$(2,469)	$(40,274)

Investing activities:
Proceeds from sale of investments	1,076	33,324
Deconsolidation of a consolidated investment product	-	(4,959)
Purchases of property and equipment	(1,297)	-
Purchases of investments	(1,192)	(6,142)
Receipts from notes from related party	-	80
Issuance of notes to related party	(150)	(160)
Proceeds from key-man life insurance	5,000	-
Proceeds from disposal of fixed assets	13	-
Net cash provided by investing activities	3,450	22,143
Financing activities:
Dividends	(7,045)	(4,361)
Contributions from redeemable noncontrolling interests in consolidated investment products	16,708	51,901
Redemptions of redeemable noncontrolling interests in consolidated investment products	(18,790)	(26,104)
Net cash (used in) provided by financing activities	(9,127)	21,436

Net increase (decrease) in cash and cash equivalents	(8,146)	3,305

Cash and cash equivalents of HKHC and consolidated investment products, beginning of year	82,377	58,752

Cash and cash equivalents of HKHC and consolidated investment products, end of period	$74,231	$62,057

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$7,939	$3,973

Supplemental disclosure of non-cash investing and financing activities
Non-cash settlement of redemption payables through in-kind distributions	$217,442	$-
Contribution of investment securities for interest in other investments	-	11,481

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

HORIZON KINETICS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except per share data)

Note 1. General

The accompanying unaudited interim Condensed Consolidated Financial Statements of Horizon Kinetics Holding Corporation, a Delaware Company (along with its wholly-owned subsidiaries, collectively referred to as the “Company”, “HKHC” or in the first-person notations of “we”, “us” and “our”) were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statement rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements include all adjustments (consisting only of normal recurring and non-recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements. The interim operating results are not necessarily indicative of the results for a full year or for any interim period. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The accompanying Condensed Consolidated Statement of Financial Condition has been derived from the Company's annual financial statements for the year ended December 31, 2025. The Condensed Consolidated Financial Statements included herein should be read in conjunction with the audited consolidated annual financial statements and accompanying notes.

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

The following tables present additional information about the Company’s digital assets as of September 30, 2026 and December 31, 2025, respectively:

	September 30, 2026			December 31, 2025
	Units Held	Cost Basis	Fair Value	Units Held	Cost Basis	Fair Value
Bitcoin	132	$1,765	$11,023	132	$1,749	$11,525
Litecoin	1,298	145	87	1,268	143	97
Ethereum	176	53	472	176	53	521
Bitcoin Cash	239	72	73	239	72	143
All others		40	379		41	223
		$2,075	$12,034		$2,058	$12,509

	Balance at December 31, 2025	Revenue recognized	Purchases	Proceeds and in-kind transfers	Unrealized gain (loss)	Balance at September 30, 2026
Bitcoin
Units	132	-	-	-	-	132
Amount	$11,525	$15	$-	$-	$(517)	$11,023
Litecoin
Units	1,268	30	-	-	-	1,298
Amount	$97	$2	$-	$-	$(12)	$87
Ethereum
Units	176	-	-	-	-	176
Amount	$521	$-	$-	$-	$(49)	$472
Bitcoin Cash
Units	239	-	-	-	-	239
Amount	$143	$-	$-	$-	$(70)	$73
All others
Amount	$223	$10	$-	$(10)	$156	$379

The following tables present additional information about digital assets held in CIPs as of September 30, 2026 and December 31, 2025, respectively:

	September 30, 2026			December 31, 2025
	Units Held	Cost Basis	Fair Value	Units Held	Cost Basis	Fair Value
Bitcoin	1,911	$11,084	$159,653	1,921	$11,224	$168,065
Bitcoin Cash	13,076	5,341	4,004	15,120	6,624	9,052
Ethereum	234	91	628	234	91	694
Litecoin	45,196	3,569	3,037	45,196	3,569	3,468
Ripple	516,187	240	769	516,187	240	949
All others		871	6,969		871	2,629
		$21,196	$175,060		$22,619	$184,857

	Balance at December 31, 2025	Revenue recognized	Purchases	Proceeds and in-kind transfers	Unrealized gain (loss)	Balance at September 30, 2026
Bitcoin
Units	1,921	-	-	(10)	-	1,911
Amount	$168,065	$610	$-	$(750)	$(8,272)	$159,653
Bitcoin Cash
Units	15,120	-	-	(2,044)	-	13,076
Amount	$9,052	$(771)	$50	$(562)	$(3,765)	$4,004
Ethereum
Units	234	-	-	-	-	234
Amount	$694	$-	$-	$-	$(66)	$628
Litecoin
Units	45,196	-	-	-	-	45,196
Amount	$3,468	$-	$-	$-	$(431)	$3,037
Ripple
Units	516,187	-	-	-	-	516,187
Amount	$949	$-	$-	$-	$(180)	$769
All others
Amount	$2,629	$-	$-	$-	$4,340	$6,969

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

We account for other investments that are not accounted for under the equity method that do not have a readily determinable fair value under the fair value measurement alternative. Under the fair value measurement alternative, these investments are based on our original cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar interests of the same issuer. Under this method, our share of the income or losses of such companies is not included in our Consolidated Statements of Operations, however, the result of observable price changes, if any, are reflected in Other income (loss), net. We include the carrying value of these investments in Other Investments on the Condensed Consolidated Statements of Financial Condition.

The Company’s other investments consist of the following as of September 30, 2026 and December 31, 2025, respectively:

	September 30, 2026	December 31, 2025
Horizon Kinetics Hard Assets, LLC	$18,568	$16,389
Consensus Mining & Seigniorage Corporation	693	717
Other miscellaneous investments	4,526	3,926
	$23,787	$21,032

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

Incentive Fee revenue is recorded when earned by the fund managers of those managed funds to the extent that Return Thresholds have been met and it is probable that a significant reversal of revenue will not occur. These customer contracts require the Company to provide investment management services over a period of time, which represents a performance obligation that the Company satisfies over time. Management and advisory fees are a form of variable consideration because the fees that the Company is entitled to vary based on fluctuations in the basis for the management fee. The amount recorded as revenue is generally determined at the end of the period because these management fees are payable on a regular basis (typically monthly) and are not subject to claw back once paid. Management and advisory fees, including Incentive Fees, from consolidated private funds are eliminated in consolidation. The Company earned $0 and $18.4 million of Incentive Fees for the three and nine months ended September 30, 2026, respectively, from private funds that were eliminated as a result of the consolidation of the respective funds.

The following table disaggregates our management and advisory revenue by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Mutual funds	$7,573	$8,755	$24,658	$28,547
ETFs	3,694	2,925	10,556	8,133
Separately managed accounts	5,741	5,631	17,690	16,961
Private funds	805	453	1,922	1,824
Total management and advisory fees	$17,813	$17,764	$54,826	$55,465

The following table presents balances of management fees receivable by type:

	September 30, 2026	December 31, 2025
Mutual funds	$2,466	$2,605
ETFs	1,250	1,061
Separately managed accounts	2,468	2,277
Private funds	340	263
Other	270	369
	$6,794	$6,575

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

Taxes are reported based on tax positions that meet a more-likely-than-not standard and that are measured at the amount that is more-likely-than-not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits or expense. We classify penalty and interest expense related to income tax liabilities as an income tax expense. There are no significant interest and penalties recognized in the Consolidated Statements of Operations or accrued on the Consolidated Statements of Financial Condition.

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

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions. ASU 2026-03 requires investment companies within the scope of ASC Topic 946 to consider the effects of contractual sale restrictions when measuring the fair value of equity securities, including applying discounts attributable to such restrictions and providing related disclosures. ASU 2026-03 is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the potential impact of adopting this standard on our consolidated financial statements and related disclosures.

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

Our Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statements of Operations report discontinued operations separate from continuing operations. Our Condensed Consolidated Statements of Changes in Shareholders’ Equity and Statements of Cash Flows combine the results of continuing and discontinued operations. A summary of financial information related to discontinued operations is as follows:

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Loss from Discontinued Operations in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Other income and fees	$530	$2,171
Operating expenses
Compensation, related employee benefits, and cost of goods sold	353	1,271
Sales, distribution and marketing	176	799
Depreciation and amortization	41	164
General and administrative expenses	254	896
Impairment of goodwill	-	900
Total operating expenses	824	4,030
Operating income (loss) from discontinued operations	(294)	(1,859)
Gain on sale of discontinued operations	214	214
Income (loss) from discontinued operations before provision for income taxes	(80)	(1,645)
Income tax (expense) benefit	17	345
Income (loss) from discontinued operations, net of tax	$(63)	$(1,300)

There were no results from discontinued operations for the three and nine months ended September 30, 2026, respectively. There were no assets or liabilities of discontinued operations as of September 30, 2026 or December 31, 2025, respectively.

Net cash used in operating activities from discontinued operations were $0 and $277 for the nine months ended September 30, 2026 and 2025, respectively. There were no capital expenditures or significant operating and investing noncash items related to discontinued operations during the nine months ended September 30, 2026 and 2025, respectively.

Note 4. Investments, at Fair Value

The following summarizes the Company’s investments accounted for at fair value at September 30, 2026 using the fair value hierarchy:

	September 30, 2026
	Total	Level 1	Level 2	Level 3
Money market cash equivalents	$29,758	$29,758	$-	$-

Investments:
Texas Pacific Land Corporation	$56,397	$56,397	$-	$-
Kinetics Market Opportunities Fund	8,357	8,357	-	-
Kinetics Spin-Off and Corporate Restructuring Fund-Institutional Class	3,497	3,497	-	-
All other market traded equity securities	4,405	4,405	-	-
Kinetics Mutual Funds and ETFs	3,695	2,750	945	-
CBOE Global Markets	2,709	2,709	-	-
Kinetics Global Fund No Load Class	2,561	2,561	-	-
SPAC Active ETF	1,734	1,734	-	-
Grayscale Bitcoin Mini Trust	1,717	1,717	-	-
FRMO Corporation	1,316	1,316	-	-
Total investments	$86,388	$85,443	$945	$-
Liabilities:
Market traded equity securities - sold short	$(42)	$(42)	$-	$-
Total liabilities	$(42)	$(42)	$-	$-
Total investments, at fair value	$86,346	$85,401	$945	$-

The following summarizes the Company’s investments accounted for at fair value at December 31, 2025 using the fair value hierarchy:

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Money market cash equivalents	$32,362	$32,362	$-	$-

Investments:
Texas Pacific Land Corporation	$49,714	$49,714	$-	$-
Kinetics Market Opportunities Fund	8,024	-	8,024	-
Kinetics Mutual Funds and ETFs	2,396	-	2,396	-
Kinetics Spin-Off and Corporate Restructuring Fund-Institutional Class	2,739	-	2,739	-
Kinetics Global Fund No Load Class	2,479	-	2,479	-
All other market traded equity securities	3,454	3,454	-	-
CBOE Global Markets	2,470	2,470	-	-
FRMO Corporation	1,432	-	1,432	-
SPAC Active ETF	1,684	-	1,684	-
Grayscale Bitcoin Trust	2,189	2,189	-	-
Total investments	$76,581	$57,827	$18,754	$-
Liabilities:
Market traded equity securities - sold short	$(46)	$(46)	$-	$-
Total liabilities	$(46)	$(46)	$-	$-
Total investments, at fair value	$76,535	$57,781	$18,754	$-

The following summarizes Consolidated Investment Products (“CIPs”) measured at fair value on a recurring basis were as follows as of September 30, 2026 using the fair value hierarchy:

	September 30, 2026
	Total	Level 1	Level 2	Level 3	NAV as a practical expedient
Money market cash equivalents	$26,246	$26,246	$-	$-	$-

Investments:
Common stocks	$782,087	$782,087	$-	$-	$-
Debt securities	1,478	-	-	1,478	-
Digital asset related exchange-traded and mutual funds	417,321	417,321	-	-	-
Preferred stocks	2,405	2,405	-	-	-
Private equity funds	1,193	-	-	-	1,193
Private placements	144,103	-	-	144,103	-
Digital assets	175,060	175,060	-	-	-
Total investments	$1,523,647	$1,376,873	$-	$145,581	$1,193

Liabilities:
Securities sold short	$(848)	$(848)	$-	$-	$-
Total liabilities	$(848)	$(848)	$-	$-	$-
Total investments, at fair value	$1,522,799	$1,376,025	$-	$145,581	$1,193

The following summarizes CIPs measured at fair value on a recurring basis were as follows as of December 31, 2025 using the fair value hierarchy:

	December 31, 2025
	Total	Level 1	Level 2	Level 3	NAV as a practical expedient
Money market cash equivalents	$31,469	$31,469	$-	$-	$-

Investments:
Common stocks	$948,645	$948,645	$-	$-	$-
Debt securities	1,551	-	-	1,551	-
Digital asset related exchange-traded and mutual funds	461,136	458,883	2,253	-	-
Preferred stocks	4,933	4,933	-	-	-
Private equity funds	462	-	-	-	462
Private placements	107,226	-	6,371	100,854	1
Digital assets	184,857	184,857	-	-	-
Total investments	$1,708,810	$1,597,318	$8,624	$102,405	$463

Liabilities:
Securities sold short	$(415)	$(415)	$-	$-	$-
Total liabilities	$(415)	$(415)	$-	$-	$-
Total investments, at fair value	$1,708,395	$1,596,903	$8,624	$102,405	$463

Changes in Level 3 Assets were as follows:

for the nine months ended September 30, 2026	Debt securities	Preferred equity and other private investments	Private placements	Total Level 3 Assets
Balance at December 31, 2025	$1,551	$-	$100,854	$102,405
Change in unrealized appreciation (depreciation), net	(73)	-	26,723	26,650
Purchases	-	-	16,526	16,526
Sales	-	-	-	-
Transfers into Level 3	-	-	-	-
Balance at September 30, 2026	$1,478	$-	$144,103	$145,581

Change in unrealized gains (losses) included in net income relating to assets held at end of period	$(73)	$-	$26,723	$26,650

for the nine months ended September 30, 2025	Debt securities	Preferred equity and other private investments	Private placements	Total Level 3 Assets
Balance at December 31, 2024	$1,649	$22,471	$179,752	$203,872
Change in unrealized appreciation (depreciation), net	361	-	19,511	19,872
Deconsolidation	-	(22,471)	-	(22,471)
Purchases	-	-	44,192	44,192
Sales	-	-	-	-
Change in Level Classification*	-	-	(165,433)	(165,433)
Balance at September 30, 2025	$2,010	$-	$78,022	$80,032

Change in unrealized gains included in net income relating to assets held at end of period	$361	$-	$19,511	$19,872

*Miami International Holdings, Inc., previously a private company held as a Level 3 private placement, went public in August 2025.

Valuation techniques and significant unobservable inputs used in Level 3 fair value measurements were as follows:

as of September 30, 2026	Fair Value	Valuation Technique	Significant Unobservable Inputs
Debt securities	$1,478	Market Approach	Probability of Recovery (21%)
Private placements	$144,103
	33,077	Market Approach - Subject Company Transaction Method Market Approach - Guideline Public Company Method Income Approach - Discounted Cash Flow Method	Subject company transaction price per unit Revenue Multiples (range 3.3x - 4.8x) Discount Rate (15.0%) DLOM (5%)
(2 companies)	15,754	Market Approach - Option Pricing Model Market Approach - Most Recent Transaction Price	Unit price/cost of latest round of financing Expected Volatility (range 100.00% - 115.10%) DLOM (7.5%)
(4 companies)	14,769	Market Approach - Most Recent Transaction Price	Unit price/cost of latest round of financing
(2 companies)	80,503	Market Approach - Most Recent Transaction Price	Unit price/cost of latest round of financing

as of December 31, 2025	Fair Value	Valuation Technique	Significant Unobservable Inputs
Debt securities	$1,551	Market Approach	Probability of Recovery (21%)
Private placements	$100,854
	36,708	Subject Company Transaction Method	Subject company transaction price per unit
(2 companies)	16,466	Market Approach - Most recent transaction price	Unit price/cost of latest round of financing
(2 companies)	1,630	Market Approach - Most recent transaction price	Unit price/cost of latest round of financing
(2 companies)	46,050	Market Approach - Most recent transaction price	Unit price/cost of latest round of financing

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

The following supplemental condensed financial information illustrates the consolidating effects of the CIPs on the Company’s financial condition and results of operations as of September 30, 2026 and December 31, 2025 and for the nine months ended September 30, 2026 and 2025, respectively:

	September 30, 2026
	Consolidated Company Entities	Consolidated Investment Products	Eliminations	Consolidated
Assets
Cash and cash equivalents	$36,417	$-	$-	$36,417
Fees receivable, net	8,023	-	(1,229)	6,794
Investments, at fair value	86,346	-	-	86,346
Assets of consolidated investment products
Cash and cash equivalents	-	37,814	-	37,814
Investments, at fair value	-	1,522,799	-	1,522,799
Other assets	-	6,338	-	6,338
Other investments	243,329	-	(219,542)	23,787
Operating lease right-of-use assets	22,286	-	-	22,286
Property and equipment, net	1,560	-	-	1,560
Prepaid expenses and other assets	11,328	-	-	11,328
Due from affiliates	10	-	(9)	1
Digital assets	12,034	-	-	12,034
Intangible assets, net	40,589	-	-	40,589
Goodwill	23,373	-	-	23,373
Total assets	$485,295	$1,566,951	$(220,780)	$1,831,466

Liabilities, Noncontrolling Interests, and Shareholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$8,708	$-	$-	$8,708
Accrued third party distribution expenses	349	-	-	349
Deferred revenue	27	-	-	27
Liabilities of consolidated investment products
Accounts payable and accrued expenses	-	17,436	(1,238)	16,198
Other liabilities	-	3,682	-	3,682
Deferred tax liability, net	75,578	-	-	75,578
Due to affiliates	7,597	-	-	7,597
Operating lease liability	25,325	-	-	25,325
Total liabilities	117,584	21,118	(1,238)	137,464
Commitments and contingencies

Redeemable noncontrolling interests	-	1,365,345	(39,054)	1,326,291

Equity interests	367,711	180,488	(180,488)	367,711
Total liabilities, noncontrolling interests, and shareholders’ equity	$485,295	$1,566,951	$(220,780)	$1,831,466

	Nine months ended September 30, 2026
	Consolidated Company Entities	Consolidated Investment Products	Eliminations	Consolidated
Revenue:
Management and advisory fees	$77,927	$-	$(23,101)	$54,826
Other income and fees	533	-	-	533
Total revenue	78,460	-	(23,101)	55,359

Operating expenses:
Compensation and related employee benefits	29,698	-	-	29,698
Sales, distribution and marketing	12,389	-	-	12,389
Depreciation and amortization	608	-	-	608
General and administrative expenses	9,479	-	-	9,479
Expenses of consolidated investment products	-	2,730	64	2,794
Total operating expenses	52,174	2,730	64	54,968

Operating income	26,286	(2,730)	(23,165)	391

Other income (expense):
Equity in earnings of private funds, net	4,551	-	(2,043)	2,508
Interest and dividends	1,349	-	-	1,349
Other income (expense)	6,034	-	-	6,034
Investment and other income (losses) of consolidated investment products, net	-	18,315	5,030	23,345
Interest and dividend income of consolidated investment products	-	4,912	-	4,912
Unrealized gain (loss) on digital assets, net	(491)	-	-	(491)
Realized gain (loss) on investments, net	437	-	-	437
Unrealized gain (loss) on investments net	8,651	-	-	8,651
Total other income (expense), net	20,531	23,227	2,987	46,745

Income (loss) before provision for income taxes	46,817	20,497	(20,178)	47,136

Income tax (expense) benefit	(11,014)	-	-	(11,014)

Net income (loss)	$35,803	$20,497	$(20,178)	$36,122
Less: net income (loss) attributable to redeemable noncontrolling interests	-	(18,373)	18,054	(319)

Net income (loss) attributable to Horizon Kinetics Holding Corporation	$35,803	$2,124	$(2,124)	$35,803

	December 31, 2025
	Consolidated Company Entities	Consolidated Investment Products	Eliminations	Consolidated
Assets
Cash and cash equivalents	$36,884	$-	$-	$36,884
Fees receivable	8,154	-	(1,579)	6,575
Investments, at fair value	76,535	-	-	76,535
Assets of consolidated investment products
Cash and cash equivalents	-	45,493	-	45,493
Investments, at fair value	-	1,708,395	-	1,708,395
Other assets	-	9,517	-	9,517
Other investments	220,065	-	(199,033)	21,032
Operating lease right-of-use assets	6,382	-	-	6,382
Property and equipment, net	395	-	-	395
Prepaid expenses and other assets	8,603	-	-	8,603
Due from affiliates	20	-	(10)	10
Digital assets	12,509	-	-	12,509
Intangible assets, net	41,108	-	-	41,108
Goodwill	23,373	-	-	23,373
Total assets	434,028	1,763,405	(200,622)	1,996,811

Liabilities, Noncontrolling Interests, and Shareholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$12,149	$-	$-	$12,149
Accrued third party distribution expenses	578	-	-	578
Deferred revenue	66	-	-	66
Liabilities of consolidated investment products
Accounts payable and accrued expenses	-	1,606	(10)	1,596
Management fee payable	-	1,580	(1,580)	-
Other liabilities	-	735	-	735
Deferred tax liability, net	66,345	-	-	66,345
Due to affiliates	7,689	-	-	7,689
Operating lease liability	8,248	-	-	8,248
Total liabilities	95,075	3,921	(1,590)	97,406
Commitments and contingencies

Redeemable noncontrolling interests	-	1,599,587	(39,135)	1,560,452

Equity interests	338,953	159,897	(159,897)	338,953
Total liabilities, noncontrolling interests, and shareholders’ equity	$434,028	$1,763,405	$(200,622)	$1,996,811

	Nine months ended September 30, 2025
	Consolidated Company Entities	Consolidated Investment Products	Eliminations	Consolidated
Revenue:
Management and advisory fees	$61,240	$-	$(5,775)	$55,465
Other income and fees	345	-	-	345
Total revenue	61,585	-	(5,775)	55,810

Operating expenses:
Compensation and related employee benefits	24,718	-	-	24,718
Sales, distribution and marketing	12,048	-	-	12,048
Depreciation and amortization	917	-	-	917
General and administrative expenses	7,792	-	(64)	7,728
Expenses of consolidated investment products	-	2,014	64	2,078
Total operating expenses	45,475	2,014	-	47,489

Operating income	16,110	(2,014)	(5,775)	8,321

Other income (expense):
Equity in earnings of private funds, net	3,589	-	(7,132)	(3,543)
Interest and dividends	1,475	-	-	1,475
Other income (expense)	(530)	-	-	(530)
Investment and other income (losses) of consolidated investment products, net	-	178,635	5,498	184,133
Interest and dividend income of consolidated investment products	-	6,418	-	6,418
Unrealized (loss) gain on digital assets, net	2,908	-	-	2,908
Realized gain on investments, net	2,229	-	-	2,229
Unrealized gain (loss) on investments net	(8,734)	-	-	(8,734)
Total other income (expense), net	937	185,053	(1,634)	184,356

Income (loss) before provision for income taxes	17,047	183,039	(7,409)	192,677

Income tax (expense) benefit	3,840	-	-	3,840

Income (loss) from continuing operations, net of tax	$20,887	$183,039	$(7,409)	$196,517
Income (loss) from discontinued operations, net of tax	(1,300)	-	-	(1,300)
Less: net income (loss) attributable to redeemable noncontrolling interests	-	(149,487)	(26,143)	(175,630)

Net income (loss) attributable to Horizon Kinetics Holding Corporation	$19,587	$33,552	$(33,552)	$19,587

Note 6. Related Party Transactions

As of September 30, 2026 and December 31, 2025, amounts due to or due from the Company to related party affiliates is summarized as follows:

	September 30, 2026		December 31, 2025
	Receivable	Payable	Receivable	Payable
Horizon Common Inc.	$-	$6,902	$-	$6,902
Private funds	1	-	5	-
FRMO Corporation	-	695	5	787
	$1	$7,597	$10	$7,689

For the three and nine months ended September 30, 2026 and 2025, amounts recognized from related party affiliates is summarized as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Revenues	Expenses	Revenues	Expenses	Revenues	Expenses	Revenues	Expenses
Private funds	$346	$-	$257	$-	$1,204	$-	$858	$-
FRMO Corporation	150	799	2	849	303	3,280	8	2,671
Consensus Mining & Seigniorage Corp	8	-	3	-	23	-	9	-
Other	-	-	-	1	-	-	-	6
	$504	$799	$262	$850	$1,530	$3,280	$875	$2,677

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

Common stock equivalents that have been excluded from the calculation of earnings per share because they would have been anti-dilutive are de minimis for the three months ended September 30, 2026 and 2025, respectively, and have no impact on diluted earnings per share.

Note 8. Segment Information

The Company operates and manages as a single operating segment. The Company's Co-Chief Executive Officers collectively serve as its chief operating decision maker (“CODM”). The CODM regularly reviews the Company's revenues, expenses, operating income (loss), and income (loss) before provision for income taxes to assess performance and resource allocations. Accounting policies for our segments are the same as those described in Note 2.

The following provides information on that segment for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Asset Management	Reconciling Amounts	Total	Asset Management	Reconciling Amounts	Total
Revenue	$19,143	$(1,113)	$18,030	$19,690	$(1,797)	$17,893
Significant segment expense	7,090	-	7,090	7,685	-	7,685
Depreciation and amortization	217	-	217	199	-	199
All other segment expenses	7,586	1,379	8,965	6,314	746	7,060
Operating income (loss)	4,250	(2,492)	1,758	5,492	(2,543)	2,949

Identifiable assets	$485,295	$1,346,171	$1,831,466	$469,845	$1,712,870	$2,182,715

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Asset Management	Reconciling Amounts	Total	Asset Management	Reconciling Amounts	Total
Revenue	$78,460	$(23,101)	$55,359	$61,585	$(5,775)	$55,810
Significant segment expense	29,698	-	29,698	24,718	-	24,718
Depreciation and amortization	608	-	608	917	-	917
All other segment expenses	21,868	2,794	24,662	19,840	2,014	21,854
Operating income (loss)	26,286	(25,895)	391	16,110	(7,789)	8,321

Identifiable assets	485,295	1,346,171	$1,831,466	$469,845	$1,712,870	$2,182,715

Geographic Area Information

As of September 30, 2026 and December 31, 2025, all of the Company’s assets were located in the United States of America. There were no revenues from outside the United States for the three and nine months ended September 30, 2026 or 2025, respectively.

Note 9. Income Taxes

The Company’s income tax provision includes corporate income taxes and other entity-level income taxes, as well as income taxes incurred by certain affiliated funds that are consolidated in these financial statements. Income tax (expense) benefit for three months ended September 30, 2026 and 2025 was $12,483 and $10,370, respectively. Income tax (expense) benefit for the nine months ended September 30, 2026 and 2025 was ($11,014) and $3,840, respectively

The Company’s effective income tax rate is dependent on many factors, including the estimated nature and amounts of income and expenses allocated to the non-controlling interests without being subject to federal, state and local income taxes at the corporate level. Additionally, the Company’s effective tax rate is influenced by the amount of income tax provision recorded for any affiliated funds and co-investment vehicles that are consolidated in the Company’s unaudited condensed consolidated financial statements. For the three and nine months ended September 30, 2026 and 2025, the Company recorded its interim income tax provision utilizing the estimated annual effective tax rate.

The income tax effects of temporary differences give rise to significant portions of deferred tax assets and liabilities, which are presented on a net basis. As of September 30, 2026 and December 31, 2025, the Company recorded a net deferred tax liability of $75.6 million and $66.3 million, respectively, within the Condensed Consolidated Statements of Financial Condition.

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

Note 10. Lease Liabilities

The Company leases office space in primarily five locations, principally the company’s corporate headquarters. The Company’s operating leases have remaining lease terms of one to fifteen years. During 2026, the Company entered into two non-cancelable operating leases that commenced during the quarter ended June 30, 2026 for replacement and additional office space for seven to 15 years. The weighted-average discount rate for the Company’s operating leases as of September 30, 2026 was 5.0%. The weighted-average remaining lease term as of September 30, 2026 was 12.0 years.

The Company’s expected future minimum annual lease payments are as follows:

2026 (remainder)	$876
2027	2,969
2028	2,796
2029	2,819
2030	2,805
Thereafter	22,224
Total minimum lease payments	$34,489
Less: imputed interest	(9,164)

Total operating lease liability	$25,325

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

The Company recognized lease expense of $1,002 and $669 related to all their operating leases in the condensed consolidated statements of operations for three months ended September 30, 2026 and 2025, respectively, and $2,555 and $1,721 for the nine months ended September 30, 2026 and 2025, respectively. This expense represents the total operating lease cost associated with the Company’s operating leases, including the amortization of the right-of-use assets and the interest accretion on the related lease liabilities.

During the three months ended September 30, 2026, the Company ceased use of an office location resulting in an impairment charge of $0.8 million related to the remaining operating lease right-of-use asset.

Note 11. Commitments and Contingencies

Mutual and private funds expense reimbursement

The Company has voluntarily agreed to certain expense reimbursement agreements in place with Kinetics Mutual Funds Inc. (“Kinetics Funds”) that are renewed annually by the Company at its discretion. Each Kinetics Fund has an agreed upon expense percentage cap (“Cap”) with the Company. When the overall expenses of the Kinetics Funds for the month reach an agreed upon level, any expenses incurred above the Cap are reimbursed by the Company to the Kinetics Funds. In accordance with the private placement memoranda of certain hedge funds the Company manages (the “Funds”), the Company has agreed to reimburse any expenses incurred above a predetermined Cap to the Funds. For the three months ended September 30, 2026 and 2025, the Company reimbursed to the Kinetics Funds $355 and $372, respectively. For the nine months ended September 30, 2026 and 2025, the
Company reimbursed to the Kinetics Funds $1,219 and $1,140, respectively. These reimbursements are included on the condensed consolidated statement of operations as a reduction of revenue.

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

Note 12. Subsequent events

On November 11, 2026, the Company's Board of Directors declared a cash dividend of $0.13 per share, payable on December 10, 2026 to shareholders of record as of the close of business on November 23, 2026. Also, the Company’s Board of Directors announced today that the Board of Directors have unanimously approved a 3-year stock repurchase program ("Program") under which the Company may repurchase up to $25 million of the Company's outstanding common stock. Purchases under the Program may be made through a combination of open market purchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, block trades, privately negotiated transactions or other transactions in the discretion of the Company. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under this authorization. The volume, price, timing and manner of any repurchases will be determined at the Company's discretion, subject to general market conditions and regulatory factors. The Program does not obligate the Company to repurchase any specific amount of common stock and may be modified, suspended or discontinued at any time without notice at the discretion of the Company. The Company expects to fund the Program from existing cash and cash equivalents.

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

Overview

HKHC is a research driven, fundamentals-oriented asset manager serving institutions, individuals and financial professionals. It provides investment management services through its wholly-owned subsidiary and registered investment adviser, Horizon Kinetics Asset Management LLC. Through this subsidiary, it manages a number of strategies, most of which are focused on publicly-traded equity securities, but also private investments and digital assets. To accommodate different investing preferences, HKHC’s offerings can be accessed in a variety of ways, including through mutual funds, ETFs, a closed end fund, separately managed accounts that can be customized to the unique investment objectives and risk tolerances of individual clients, and, for qualified investors, via private partnerships typically known as alternative investments. HKHC raises capital for and manages these strategies, and it earns a management fee that varies among products. In certain instances, the fee it earns is tied to the performance of the account. As of September 30, 2026, the Company had regulatory assets under management ("AUM") of $10.0 billion.

HKHC also manages a portfolio of investment securities for its own benefit, which has historically impacted and is expected to impact future results of operations, often significantly so. As of September 30, 2026, we held investment securities (at fair value) of $86.3 million, which represented 4.7% of total assets. In addition, we have devoted capital to a variety of the private alternative investment funds we manage. As of September 30, 2026, HKHC’s investments in these private funds and other private investments are $243.3 million, however, since some of these private funds are included within these consolidated financial statements, this value is not separately presented.

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

The Company is also entitled to receive incentive fees on private partnerships if certain performance returns have been achieved as stipulated in the governing documents of the applicable fund. Incentive fees are generated when certain returns exceed a previously established high water mark. The incentive fees are calculated as a percentage of the gains experienced, typically 20%, based on the agreement with each partner in the respective fund. Incentive fees are not subject to claw back as a result of performance declines in subsequent periods to the most recent measurement date. Incentive fees, if earned, are recognized upon completion of the contractually determined measurement period, which are generally annually, or when a client redeems their interest. Incentive fees are subject to the uncertainty of market volatility, and as a result, the entire amount of the variable consideration related to incentive fees is constrained until the end of each measurement period when the uncertainty has been resolved. The Company earned incentive fees of $18.4 million and $0.0 million for the nine months ended September 30, 2026 and 2025, respectively. Management and incentive fees earned from consolidated investment products (“CIPs”) are eliminated from revenue upon consolidation, however the economic benefit to the HKHC shareholders is retained through lower net income amounts attributable to the redeemable noncontrolling interests. Remaining unearned incentive fees resulting from the performance of the Company’s private funds for the three months ended September 30, 2026 are approximately $6.9 million. These unearned incentive fees are subject to change based on market prices and are generally expected to be resolved once it is probable that a significant reversal of revenue will not occur. Certain funds with aggregate unearned incentive fees of $6.7 million are not expected to be resolved in the near future due to liquidity restrictions.

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

Business Highlights

Revenues

•
HKHC’s quarterly and year-to-date ETF revenues grew 26% and 30%, respectively based on AUM growth at our Inflation Beneficiaries ETF.
•
The Company earned incentive fees of $18.1 million during the nine months ended September 30, 2026 from certain private funds due to expiration of certain restrictions associated with their investments in Miami International Holdings Inc. (“MIAX”). While these incentive fees, and other management fees earned from consolidated private funds are eliminated from consolidated management and advisory fees, the positive economic benefit continues to be reflected in a lower attribution of net income to redeemable noncontrolling interests (and therefore higher net income attributable to Horizon Kinetics Holding Corporation).

Assets under management

•
During the nine months ended September 30, 2026, AUM increased to $10.0 billion, or 3.9%, from December 31, 2025 primarily due to market value changes of key holdings across the Company’s mutual funds, ETFs and separately managed accounts (“SMAs”). The market value of Texas Pacific Land Corporation (“TPL”), which is widely held across HKHC’s private funds and SMAs, increased 13% during the year resulting in increases in AUM across a variety of our financial products. The AUM increase was partially offset by declines in bitcoin- linked securities which are also widely held across HKHC’s private funds, of approximately 5% during the nine months ended September 30, 2026.

Results of Operations for the three months ended September 30, 2026

Revenues

Management and advisory fees

The Company’s total management and advisory fees did not change significantly at $17.8 million for both the three months ended September 30, 2026 and 2025, respectively. HKHC’s quarterly ETF revenues grew $0.8 million, or 26.3%, based primarily on AUM growth at our Inflation Beneficiaries ETF. However, these increases were offset by a decrease of $1.2 million, or 13.5%, resulting from declines in mutual fund management fees associated with declining AUM at the various mutual funds.

Operating Expenses

Compensation and related employee benefits

The Company’s operating expenses include employee compensation for investment professionals and other management personnel. HKHC’s compensation costs for the three months ended September 30, 2026 decreased by approximately $0.6 million, or 8%, compared to the prior year primarily from lower commissions and fee sharing arrangements that were lower than 2025 due to the lower performance of the applicable products during the year.

Sales, distribution and marketing expenses

For the three months ended September 30, 2026, sales, distribution and marketing expenses decreased $0.2 million, or 4%, compared to the prior year, primarily as a result of lower platform fees compared to the third quarter of 2025.

Depreciation and amortization

Depreciation and amortization did not change significantly at $0.2 million for both the three months ended September 30, 2026 and 2025, respectively.

General and administrative expenses

For the three months ended September 30, 2026, general and administrative expenses increased $1.5 million, or 58% primarily due to an impairment of $0.8 million recognized due to the move from an office location during the third quarter of 2026. In addition, there were two replacement office spaces that resulted in $0.5 million of rent expense for the quarter. The Company’s general and administrative expenses include rent and occupancy expenses, software, insurance, legal and audit professional fees, Director fees and other costs.

Equity income, net

For the three months ended September 30, 2026, equity earnings decreased $3.8 million compared to the same period in the prior year. The decrease was due primarily to lower earnings at Horizon Kinetics Hard Assets, LLC as compared to the prior year.

Interest and dividend income

Interest and dividend income did not change significantly at $0.5 million for both the three months ended September 30, 2026 and the prior year due to similar investable cash and cash equivalents balances at the Company.

Other income (expense)

Other expense was reduced by $0.3 million for the three months ended September 30, 2026 compared to the same period in the prior year, primarily due to the non-recurrence of bad debt expenses that were incurred in the third quarter of 2025.

Unrealized gain on digital assets, net

There was an unrealized gain on digital assets, net of $3.8 million for the three months ended September 30, 2026 as compared to an unrealized gain of $1.3 million in the comparable prior year period, primarily due to the change in bitcoin’s value during each respective quarter.

Unrealized gain (loss) on investments, net

For the three months ended September 30, 2026, the Company recognized an unrealized loss on investments of $19.5 million, compared to an unrealized loss of $7.0 million during the third quarter of the prior year. This change was due primarily to the decrease in the fair value of TPL during the three months ended September 30, 2026 of 25.5%, compared to a decrease in the fair value of TPL during the three months ended September 30, 2025 of 11.8%.

Income tax benefit (expense)

The Company recognizes deferred income taxes related to the tax basis differences for certain assets, principally unrealized gains in various investments, digital assets and indefinite lived intangible assets from the Company’s 2011 merger transaction. The Company’s unrealized losses of investment securities and private funds during the quarter resulted in the recording of a deferred tax benefit during the quarter ended September 30, 2026.

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

Consolidated Investment Products

CIPs represented a significant portion of our AUM as of September 30, 2026. The activity of the CIPs is reflected within the consolidated financial statement line items indicated by reference thereto. The impact of consolidation will typically decrease management fees and incentive fees, if any, reported under GAAP to the extent these amounts are eliminated upon consolidation. The assets and liabilities of our CIPs are held within separate legal entities and, as a result, the liabilities of our CIPs are typically non-recourse to us. Generally, the consolidation of our CIPs has a significant gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to us or our shareholders’ equity.

The following table presents the results of operations of the consolidated investment products:

	Three Months Ended September 30,
	2026	2025
Expenses of consolidated investment products	$(2,491)	$(2,486)
Investment and other income (losses) of consolidated investment products, net	(54,002)	129,399
Interest and dividend income of consolidated investment products	1,609	1,627
Net income (loss) of consolidated investment products	(54,884)	128,540

Less: Incentive fees allocated to Horizon Kinetics Holding Corporation	-	(57)
Less: Amount attributable to Horizon Kinetics Holding Corporation economic interests	14,032	1,017
Net income (loss) attributable to redeemable non-controlling interests in consolidated funds	$(40,852)	$129,500

Results of Operations for the nine months ended September 30, 2026

Revenues

Management and advisory fees

HKHC’s total management and advisory fees decreased approximately $0.6 million, or 1.2%, for the nine months ended September 30, 2026 compared to the prior year. HKHC’s year-to-date ETF revenues grew $2.4 million, or 29.8%, based primarily on AUM growth at our Inflation Beneficiaries ETF. The Company also grew management fees from SMAs $0.7 million, or 4.3%, due primarily to increases in the market value of the underlying holdings. However, these increases were offset by a decrease of $3.9 million, or 13.6%, resulting from declines in mutual fund management fees associated with declining AUM at the various mutual funds. This overall decrease is primarily the result of lower management fees resulting from lower AUM in our mutual funds and other products during the nine months ended September 30, 2026.

Operating Expenses

Compensation and related employee benefits

The Company’s operating expenses include employee compensation for investment professionals and other management personnel. The Company’s compensation costs for the nine months ended September 30, 2026 increased by approximately $5.0 million, or 20% compared to the prior year primarily due to incremental commissions and other costs associated with the incentive fee associated with our private funds holding MIAX, which occurred during the first quarter of 2026.

Sales, distribution and marketing expenses

For the nine months ended September 30, 2026, sales, distribution and marketing expenses increased $0.3 million, or 3%, compared to the prior year, principally the result of higher revenue share expenses from incentive fees earned during the year partially offset by lower platform fees as compared to the nine months ended September 30, 2025.

Depreciation and amortization

Depreciation and amortization decreased $0.3 million for the nine months ended September 30, 2026 as compared to the prior year due to certain intangible assets becoming fully amortized during 2025.

General and administrative expenses

For the nine months ended September 30, 2026, general and administrative expenses increased by $1.8 million, or 23%, compared to the prior year primarily due to impairment of $0.8 million recognized due to the move from an office location during the third quarter of 2026. In addition, there were two replacement office leases commenced during the second quarter of 2026. The Company’s general and administrative expenses include rent and occupancy expenses, software, insurance, legal and audit professional fees, director fees and other costs.

Equity earnings (losses), net

Equity earnings (losses), net was $2.5 million for the nine months ended September 30, 2026 as compared to ($3.5 million) for the nine months ended September 30, 2025. The change was due primarily to increases in the fair value of holdings at Horizon Kinetics Hard Assets, LLC as compared to the prior year.

Interest and dividend income

Interest and dividend income decreased by $0.1 million for the nine months ended September 30, 2026 compared to the prior year as a result of lower average cash and money market balances during the period.

Other income (expense)

Other income (expense) was $6.0 million for the nine months ended September 30, 2026 as compared to ($0.5 million) for the nine months ended September 30, 2025. The change was due primarily to the receipt of $5.0 million in key-man life insurance proceeds which occurred during the second quarter of 2026.

Unrealized gain (loss) on digital assets, net

There was an unrealized net loss on digital assets of $0.5 million for the nine months ended September 30, 2026, as compared to $2.9 million net gain for the nine months ended September 30, 2025. These changes were primarily due to the changes in bitcoin’s value compared to the prior year.

Unrealized gain (loss) on investments, net

For the nine months ended September 30, 2026, the Company recognized an unrealized gain on investments of $8.7 million, compared to an unrealized loss of $8.7 million during the prior year. This change was primarily due to the increase in the fair value of TPL during the nine months ended September 30, 2026 of 13.4%, compared to a decrease in the fair value of TPL during the nine months ended September 30, 2025 of 16.8%.

Income tax benefit (expense)

The Company recognizes deferred income taxes related to the tax basis differences for certain assets, principally unrealized gains in various investments, digital assets and indefinite lived intangible assets from the Company’s 2011 merger transaction. The Company’s unrealized gains of investment securities and private funds during the year resulted in the recording of additional deferred tax liabilities during the nine months ended September 30, 2026.

Redeemable non-controlling interests

Net income attributable to redeemable non-controlling interests in Consolidated Investment Products represents the income attributable to ownership interests that third parties hold in entities that are consolidated within our consolidated financial statements. During the nine months ended September 30, 2026, the amounts attributable to noncontrolling interests changed correspondingly to the performance of our private funds.

Consolidated Investment Products

CIPs represented a significant portion of our AUM as of September 30, 2026. The activity of the CIPs is reflected within the consolidated financial statement line items indicated by reference thereto. The impact of consolidation will typically decrease management fees and incentive fees, if any, reported under GAAP to the extent these amounts are eliminated upon consolidation. The assets and liabilities of our CIPs are held within separate legal entities and, as a result, the liabilities of our consolidated investment products are typically non-recourse to us. Generally, the consolidation of our CIPs has a significant gross-up effect on our assets, liabilities and cash flows but has no net effect on the net income attributable to us or our stockholders’ equity.

The following table presents the results of operations of the consolidated investment products:

	Nine Months Ended September 30,
	2026	2025
Expenses of consolidated investment products	$(7,760)	$(7,511)
Investment and other income (losses) of consolidated investment products, net	23,345	184,133
Interest and dividend income of consolidated investment products	4,912	6,418
Net income (loss) of consolidated investment products	20,497	183,040

Less: Incentive fees allocated to Horizon Kinetics Holding Corporation	(18,135)	(277)
Less: Amount attributable to Horizon Kinetics Holding Corporation economic interests	(2,043)	(7,133)
Net income (loss) attributable to redeemable non-controlling interests in consolidated funds	$319	$175,630

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

Liquidity and Capital Resources

At September 30, 2026, the Company had $36.4 million of cash and cash equivalents. We believe that our cash and cash equivalents at September 30, 2026 will be sufficient to fund operations for at least one year from the publication of this report.

The Company also had $86.3 million of investments, at fair value. These investments include $56 million held in a single security, approximately 173,088 shares of TPL. During the nine months ended September 30, 2026, the fair value of HKHC’s TPL holdings increased due to the approximately 13.4% year-to-date increase in the fair value of TPL common shares. The Company may be deemed an affiliate of TPL and therefore limited in its ability to sell this security.

In the normal course of business, we may engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, commitments, indemnifications, and potential contingent repayment obligations. We do not have any off-balance sheet arrangements that would require us to fund losses or guarantee target returns to clients.

The Company’s Board of Directors has determined an expected quarterly dividend policy that is based on the Company’s quarterly performance. The Board of Directors may consider other relevant factors that are relevant to the final determination of a quarterly dividend, if any. On November 11, 2026, the Company's Board of Directors declared a cash dividend of $0.13 per share, payable on December 10, 2026 to shareholders of record as of the close of business on November 23, 2026. Also, the Company’s Board of Directors announced today that the Board of Directors have unanimously approved a 3-year stock repurchase program ("Program") under which the Company may repurchase up to $25 million of the Company's outstanding common stock. Purchases under the Program may be made through a combination of open market purchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, block trades, privately negotiated transactions or other transactions in the discretion of the Company. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under this authorization. The volume, price, timing and manner of any repurchases will be determined at the Company's discretion, subject to general market conditions and regulatory factors. The Program does not obligate the Company to repurchase any specific amount of common stock and may be modified, suspended or discontinued at any time without notice at the discretion of the Company. The Company expects to fund the Program from existing cash and cash equivalents.

The following table and discussion summarize our Condensed Consolidated Statement of Cash Flows:

	Nine Months Ended September 30,
	2026	2025	Variance
Net cash used in operating activities	$(2,469)	$(40,274)	$37,805
Net cash provided by (used in) investing activities	3,450	22,143	(18,693)
Net cash (used in) provided by financing activities	(9,127)	21,436	(30,563)
	$(8,146)	$3,305	$(11,451)

Operating cash flows

Net cash used in operating activities decreased by $37.8 million for the nine months ended September 30, 2026 compared to the prior year. The change was primarily the result of earnings, net of working capital changes, including certain accrued expenses, during the period. The net income or loss for each of the nine-month periods were largely offset by non-cash adjustments related to deferred income tax expenses, equity in earnings (losses) of affiliates, net and unrealized gains (losses) on investments or digital assets.

Investing cash flows

Net cash resulting from investment activities decreased by $18.7 million for the nine months ended September 30, 2026 as compared to the prior year as the result of the proceeds from the sale of securities received during the nine months ended September 30, 2025 from the settlement of incentive fees related to 2024 performance, which did not recur in 2026. During the nine months ended September 30, 2025, the Company sold certain securities that were received as incentive fee payments related to the 2024 performance. During the nine months ended September 30, 2026, the Company received $5.0 million of cash proceeds from key-man life insurance.

Financing cash flows

Net cash from financing activities decreased by $30.6 million for the nine months ended September 30, 2026 as compared to the prior year. The decrease was primarily due to $35.2 million of lower contributions to redeemable noncontrolling interests in the CIPs. This decrease was partially offset by $7.3 million of lower redemptions from redeemable noncontrolling interests in the CIPs. Also, the Company increased the level of dividend payments during the nine months ended September 30, 2026 to $7.0 million as compared to $4.4 million for the nine months ended September 30, 2025.

Contractual Cash Obligations and Other Commercial Commitments

The Company’s contractual cash obligations and other commercial commitments are limited to certain operating leases for office space as summarized below:

	Payments Due by Period
	Total	2026 (remainder)	2027 and 2028	2029 and 2030	Thereafter
Contractual Cash Obligations:
Operating leases	$34,489	$876	$5,765	$5,624	$22,224
Total contractual obligations	$34,489	$876	$5,765	$5,624	$22,224

During the second quarter of 2026, the Company commenced two previously executed non-cancelable operating leases, adding contractual lease obligations with remaining terms ranging from approximately seven to 15 years.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions that in certain circumstances affect amounts reported in the consolidated financial statements. In preparing these financial statements, our estimates and judgments are based on historical experience, information from third-party valuation professionals and various other assumptions, giving due consideration to materiality. We consider the accounting estimates discussed below to be critical to the understanding of our consolidated financial statements. Actual results could differ from our estimates and assumptions, and any such difference could be material to our consolidated financial statements.

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

Under GAAP, the amount of tax benefit to be recognized is the amount of benefit that is more likely than not to be sustained upon examination. We analyze our tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where we are required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, we determine that uncertainties in tax positions exist, a liability is established. As of September 30, 2026, we have not identified any uncertain tax positions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2026. Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HORIZON KINETICS HOLDING CORPORATION

Date:	November 12, 2026	By:	/s/ Steven Bregman
Steven Bregman Co-Chief Executive Officer (Co-Principal Executive Officer)

Date:	November 12, 2026	By:	/s/ Peter Doyle
Peter Doyle Co-Chief Executive Officer (Co-Principal Executive Officer)

Date:	November 12, 2026	By:	/s/ Mark A. Herndon
Mark A. Herndon Chief Financial Officer (Principal Financial Officer)